Form 10-Q
period 1997-08-31
AEHR TEST SYSTEMS
filed 1997-10-14
CIK 1040470

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended August 31, 1997.

                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _________ to __________.

                          Commission file number: 333-28987.

                                  AEHR TEST SYSTEMS
                (Exact name of Registrant as specified in its charter)

             CALIFORNIA                                 94-2424084
-------------------------------------     --------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

        1667 PLYMOUTH STREET                               94043
           MOUNTAIN VIEW, CA
-------------------------------------     --------------------------------------
         (Address of principal                         (Zip Code)
         executive offices)

                                    (650) 691-9400
--------------------------------------------------------------------------------
                 (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

      FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT.
                                         N/A

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        (Item 1) YES  X  NO
                                      ---    ---
                        (Item 2) YES     NO  X
                                      ---    ---

    Number of shares of Common Stock, $0.01 par value, outstanding on August 31, 1997 was 6,828,564.

                                      FORM 10-Q

                        FOR THE QUARTER ENDED AUGUST 31, 1997

                                        INDEX


                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of August 31, 1997 and
              May 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . .   3

         Condensed Consolidated Statements of Income for the three
              months ended August 31, 1997 and 1996. . . . . . . . . . . .   4

         Condensed Consolidated Statements of Cash Flows for the
              three months ended August 31, 1997 and 1996. . . . . . . . .   5

         Notes to Condensed Consolidated Financial Statements. . . . . . .   6

ITEM 2.  Managements's Discussion and Analysis of Financial Condition
              and Results of Operations. . . . . . . . . . . . . . . . . .   8


PART II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders . . . . . . .  20

ITEM 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .  20

SIGNATURE PAGE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

                            PART I.  FINANCIAL STATEMENTS


                          AEHR TEST SYSTEMS AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except per share data)
                                     (Unaudited)

                                                            August 31, 1997    May 31, 1997
                                                           -----------------  --------------
ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . .     $   25,363         $  1,176
  Short-term cash deposits. . . . . . . . . . . . . . . .          1,493            1,614
  Accounts receivable . . . . . . . . . . . . . . . . . .          8,883            7,515
  Inventories . . . . . . . . . . . . . . . . . . . . . .         10,488           10,498
  Prepaid expenses and other. . . . . . . . . . . . . . .          1,203            1,055
                                                              -----------        ---------
    Total current assets. . . . . . . . . . . . . . . . .         47,430           21,858
Property and equipment, net . . . . . . . . . . . . . . .          1,659            1,691
Other assets, net . . . . . . . . . . . . . . . . . . . .            935              840
                                                              -----------        ---------
       Total assets . . . . . . . . . . . . . . . . . . .     $   50,024         $ 24,389
                                                              -----------        ---------
                                                              -----------        ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable -- banks. . . . . . . . . . . . . . . . .     $    1,757         $  4,656
  Current portion of long-term debt . . . . . . . . . . .             99              117
  Accounts payable. . . . . . . . . . . . . . . . . . . .          4,623            4,482
  Accrued expenses. . . . . . . . . . . . . . . . . . . .          5,292            4,495
  Deferred revenue. . . . . . . . . . . . . . . . . . . .            264              213
                                                              -----------        ---------
    Total current liabilities . . . . . . . . . . . . . .         12,035           13,963

Long-term debt, net of current portion. . . . . . . . . .            106              136
Deferred lease commitment . . . . . . . . . . . . . . . .            179              220
                                                              -----------        ---------
       Total liabilities. . . . . . . . . . . . . . . . .         12,320           14,319
                                                              -----------        ---------
Shareholders' equity:
  Common stock, $.01 par value outstanding:
    6,829 shares and 4,296 shares at August 31, 1997
    and May 31, 1997, respectively. . . . . . . . . . . .             68               43
  Additional paid-in capital. . . . . . . . . . . . . . .         35,046            8,085
  Retained earnings (accumulated deficit) . . . . . . . .            484             (130)
  Cumulative translation adjustment . . . . . . . . . . .          2,106            2,072
                                                              -----------        ---------
       Total shareholders' equity . . . . . . . . . . . .         37,704           10,070
                                                              -----------        ---------
       Total liabilities and shareholders' equity . . . .     $   50,024         $ 24,389
                                                              -----------        ---------
                                                              -----------        ---------


                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                          AEHR TEST SYSTEMS AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (in thousands, except per share data)
                                     (Unaudited)


                                                                      Three Months Ended August 31,
                                                                     --------------------------------
                                                                          1997              1996
                                                                     --------------    --------------
Net sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  11,665          $ 9,071
Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . . . .          7,061            5,745
                                                                        ---------          --------
Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,604            3,326
                                                                        ---------          --------

Operating expenses:
  Selling, general and administrative. . . . . . . . . . . . . . .          2,247            1,849
  Research and development . . . . . . . . . . . . . . . . . . . .          1,179            1,016
  Research and development cost reimbursement -- DARPA . . . . . .             --             (176)
                                                                        ---------          --------
     Total operating expenses. . . . . . . . . . . . . . . . . . .          3,426            2,689
                                                                        ---------          --------
  Income from operations . . . . . . . . . . . . . . . . . . . . .          1,178              637
Interest expense . . . . . . . . . . . . . . . . . . . . . . . . .            (62)            (152)
Other income, net. . . . . . . . . . . . . . . . . . . . . . . . .             20                9
                                                                        ---------          --------
  Income before income taxes and minority interest in subsidiary .          1,136              494
Income tax expense . . . . . . . . . . . . . . . . . . . . . . . .            522              130
Minority interest in subsidiary. . . . . . . . . . . . . . . . . .             --                3
                                                                        ---------          --------
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     614          $   367
                                                                        ---------          --------
                                                                        ---------          --------

Net income per share . . . . . . . . . . . . . . . . . . . . . . .      $    0.12          $  0.08
                                                                        ---------          --------
                                                                        ---------          --------

Shares used in per share calculation . . . . . . . . . . . . . . .          5,143            4,478
                                                                        ---------          --------
                                                                        ---------          --------




                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                          AEHR TEST SYSTEMS AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands of dollars)
                                     (Unaudited)

                                                                              Three Months Ended August 31,
                                                                         ---------------------------------------
                                                                                 1997                1996
                                                                         -------------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     614           $     367

Adjustments to reconcile net income to net cash used in
  operating activities:
  Minority interest in subsidiary. . . . . . . . . . . . . . . . . . .             --                   8
  Provision for doubtful accounts. . . . . . . . . . . . . . . . . . .           (116)                (31)
  Loss on disposition of fixed assets. . . . . . . . . . . . . . . . .             18                  --
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . .            160                 194
  Changes in operating assets and liabilities:
    Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . .         (1,329)              2,355
    Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . .            (62)             (1,067)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .            278                (432)
    Accrued expenses and deferred revenue. . . . . . . . . . . . . . .            790                (344)
    Deferred lease commitment. . . . . . . . . . . . . . . . . . . . .            (41)                (23)
    Other assets and liabilities . . . . . . . . . . . . . . . . . . .           (153)               (231)
                                                                            ---------           ---------
        Net cash provided by operating activities. . . . . . . . . . .            159                 796
                                                                            ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in short-term cash deposits . . . . . . . . . . . . . . . . .             63                  56
Additions to property and equipment. . . . . . . . . . . . . . . . . .            (95)               (156)
Decrease (increase) in other assets. . . . . . . . . . . . . . . . . .           (152)                 67
                                                                            ---------           ---------
        Net cash used in investing activities. . . . . . . . . . . . .           (184)                (33)
                                                                            ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in notes payable -- banks . . . . . . . . . . . . . . . . . .         (2,835)                (95)
Borrowings under long-term debt. . . . . . . . . . . . . . . . . . . .             91                  94
Long-term debt and capital lease principal payments. . . . . . . . . .           (129)               (178)
Proceeds from issuance of common stock and exercise of stock options .         27,086                  --
                                                                            ---------           ---------
        Net cash provided by (used in) financing activities. . . . . .         24,213                (179)
                                                                            ---------           ---------
Effect of exchange rates on cash . . . . . . . . . . . . . . . . . . .             (1)                (19)
                                                                            ---------           ---------

        Net increase in cash and cash equivalents. . . . . . . . . . .         24,187                 565

Cash and cash equivalents, beginning of period . . . . . . . . . . . .          1,176                 535
                                                                            ---------           ---------

Cash and cash equivalents, end of period . . . . . . . . . . . . . . .      $  25,363           $   1,100
                                                                            ---------           ---------
                                                                            ---------           ---------


                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                          AEHR TEST SYSTEMS AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          THREE MONTHS ENDED AUGUST 31, 1997
                                     (UNAUDITED)


1.  BASIS OF PRESENTATION

    The accompanying consolidated financial information has been prepared by Aehr Test Systems, without audit, in accordance with the instructions to Form 10-Q and therefore does not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in accordance with generally accepted accounting principles.

    PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Aehr Test Systems and its subsidiaries (collectively, the "Company"). All significant intercompany balances have been eliminated in consolidation.

    ACCOUNTING ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

    UNAUDITED INTERIM FINANCIAL DATA. In the opinion of management, the unaudited consolidated financial statements for the interim periods presented reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the consolidated financial position and results of operations as of and for such periods indicated. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Prospectus dated August 14, 1997. Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

2.  EARNINGS PER SHARE

    EARNINGS PER SHARE. Earnings per share is computed based on the weighted average number of common and common equivalent shares (common stock options and warrants) outstanding during each period using the treasury stock method. Primary earnings per share is not significantly different from fully diluted earnings per share for any of the periods indicated.

3.  INVENTORIES

    Inventories are comprised of the following (in thousands):


                                               August 31, 1997     May 31, 1997
                                              -----------------   --------------
Raw materials and subassemblies. . . . . . .     $   5,107          $   4,376
Work in process. . . . . . . . . . . . . . .         4,774              5,508
Finished product . . . . . . . . . . . . . .           607                614
                                                 ---------          ---------
                                                 $  10,488          $  10,498
                                                 ---------          ---------
                                                 ---------          ---------

                          AEHR TEST SYSTEMS AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED AUGUST 31, 1997 (CONTINUED)
                                     (UNAUDITED)

4.  RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130, which establishes standards of disclosure and financial statement presentation for reporting total comprehensive income and its individual components, is effective for fiscal years beginning after December 15, 1997, and will be effective for the Company's 1999 fiscal year. The impact of the adoption of SFAS No. 130 on the financial statements of the Company has not yet been determined.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures About Segments of an Enterprise and Related Information," which specifies disclosure requirements for segment reporting. SFAS No. 131, which supersedes SFAS No. 14 and SFAS No. 18, is effective for fiscal years beginning after December 15, 1997 and will be effective for the Company's 1999 fiscal year. The impact of the adoption of SFAS No. 131 on the financial statements of the Company has not yet been determined.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

    The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto included herein. The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results of operations could differ materially from those anticipated in such forward-looking statements as a result of certain factors set forth under "Factors That May Affect Future Results of Operations."

RESULTS OF OPERATIONS

    The following table sets forth items in the Company's Consolidated Statements of Operations as percentage of net sales for the periods indicated.

                                                                             Three Months Ended
                                                                     ----------------------------------
                                                                      August 31, 1997  August 31, 1996
                                                                     ----------------- ----------------
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       100.0%            100.0%
Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . .        60.5              63.3
                                                                         -------           -------
Gross profit. . . . . . . . . . . . . . . . . . . . . . . . . . . .        39.5              36.7
                                                                         -------           -------
Operating expenses:
  Sales, general and administrative . . . . . . . . . . . . . . . .        19.3              20.4
  Research and development. . . . . . . . . . . . . . . . . . . . .        10.1              11.2
  Research and development cost reimbursement -- DARPA. . . . . . .          --              (1.9)
                                                                         -------           -------
    Total operating expenses. . . . . . . . . . . . . . . . . . . .        29.4              29.7
                                                                         -------           -------
  Income from operations. . . . . . . . . . . . . . . . . . . . . .        10.1               7.0
Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . .        (0.6)             (1.7)
Other income, net . . . . . . . . . . . . . . . . . . . . . . . . .         0.2               0.1
                                                                         -------           -------
  Income before income taxes and minority interest in subsidiary. .         9.7               5.4
Income tax expense. . . . . . . . . . . . . . . . . . . . . . . . .         4.4               1.4
Minority interest in subsidiary . . . . . . . . . . . . . . . . . .          --                --
                                                                         -------           -------
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . .         5.3%              4.0%
                                                                         -------           -------
                                                                         -------           -------

THREE MONTHS ENDED AUGUST 31, 1997 COMPARED TO THREE MONTHS ENDED AUGUST 31,
1996

    NET SALES. Net sales consist primarily of sales of systems, die carriers, test fixtures, upgrades and spare parts and revenues from service contracts. The Company recognizes revenue upon shipment of product. Net sales increased to $11.7 million in the three months ended August 31, 1997 from $9.1 million in the three months ended August 31, 1996, an increase of 28.6%. The growth in net sales was caused primarily by increased shipments of MTX products, primarily to Siemens, partially offset by decreased net sales from the Company's Japanese subsidiary.

    GROSS PROFIT. Gross profit consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit increased to $4.6 million in the three months ended August 31, 1997 from $3.3 million in the three months ended August 31, 1996, an increase of 38.4%. Gross profit margin increased to 39.5% in the three months ended August 31, 1997 from 36.7% in the three months ended August 31, 1996. The improvement in gross profit margin was primarily due to lower material costs as a percentage of net sales.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related costs of employees, customer support costs, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses increased to $2.2 million in the three months ended August 31, 1997 from $1.8 million in the three months ended August 31, 1996, an increase of 21.5%. The increase in SG&A expenses was primarily due to increased employment costs and increased commission expenses to independent sales representatives related to higher levels of shipments. As a percentage of net sales, SG&A expenses decreased to 19.3% in the three months ended August 31, 1997 from 20.4% in the three months ended August 31, 1996. The decrease in SG&A expenses as a percentage of net sales was primarily due to the increase in net sales. The Company anticipates that SG&A expenses will generally continue to increase throughout fiscal 1998, but may vary as a percentage of net sales.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses increased to $1.2 million in the three months ended August 31, 1997 from $1.0 million in the three months ended August 31, 1996, an increase of 16.0%. The increase in R&D expenses was primarily due to increased employment costs and engineering project materials. As a percentage of net sales, R&D expenses decreased to 10.1% in the three months ended August 31, 1997 from 11.2% in the three months ended August 31, 1996, reflecting higher net sales. The Company anticipates that R&D expenses will increase for fiscal 1998 compared to fiscal 1997, while such expenses may fluctuate as a percentage of net sales.

    RESEARCH AND DEVELOPMENT COST REIMBURSEMENT -- DARPA. Research and development cost reimbursement--DARPA ("R&D--DARPA") is a credit representing reimbursements by DARPA of costs incurred in the Company's wafer-level burn-in development project. R&D--DARPA decreased to nil in the three months ended August 31, 1997 from $176,000 in the three months ended August 31, 1996. The decrease was due to delay in approval of a development milestone in the three months ended August 31, 1997.

    INTEREST EXPENSE. Interest expense decreased to $62,000 in the three months ended August 31, 1997 from $152,000 in the three months ended August 31, 1996, a decrease of 59.2%. The decrease in interest expense was primarily due to the fact that the proceeds from the initial public offering in August 1997 repaid the short-term domestic debt and earned interest income.

    OTHER INCOME, NET. Other income, net increased to $20,000 in the three months ended August 31, 1997 from $9,000 in the three months ended August 31, 1996, an increase of 122.2%. The increase in other income, net was primarily due to the recognition of the Company's 25% interest in ESA Electronics Pte Ltd., a Singapore Corporation, partially offset by increased currency exchange losses incurred by the Company's Japanese subsidiary and increased cash discounts allowed in the three months ended August 31, 1997.

    INCOME TAX EXPENSE. Income tax expense increased to $522,000 in the three months ended August 31, 1997 from $130,000 in the three months ended August 31, 1996. Previous tax expense had consisted primarily of taxes on earnings of the Company's German subsidiary and, to a lesser extent, the minimum federal and state taxes in the U.S. as operating loss carryforwards offset other taxable income. The current tax expense more closely approximates normal operations, although no tax benefit is recorded for losses in the Company's Japanese subsidiary.

    MINORITY INTEREST IN SUBSIDIARY. Minority interest in subsidiary is a line item which excludes 13.3% of the total profits or losses of the Company's Japanese subsidiary in order to account for the minority shareholder's interest in the subsidiary. Minority interest in subsidiary decreased to nil in the three months ended August 31, 1997 from $3,000 in the three months ended August 31, 1996. Since the Company's Japanese subsidiary has had cumulative losses in recent quarters, no exclusion of the losses incurred by the subsidiary is made in the three months ended August 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary source of liquidity has been the cash flow generated from the Company's August 15, 1997 initial public offering, resulting in net proceeds to the Company of approximately $26.8 million. As of August 31, 1997, the Company had approximately $26.9 million in cash and short term investments, and various borrowings in Japan which totaled $2.0 million.

    Net cash provided by operating activities was approximately $159,000 for the three months ended August 31, 1997 and $796,000 for the three months ended August 31, 1996. For the three months ended August 31, 1997, net cash provided by operating activities was due primarily to the net income of $614,000 and increases in accounts payable and accrued expenses of approximately $1.1 million, partially offset by an increase in accounts receivable of approximately $1.3 million. For the three months ended August 31, 1996, net cash provided by operating activities was due primarily to the net income of $367,000 and a decrease in accounts receivable of approximately $2.4 million, partially offset by an increase in inventory of approximately $1.1 million and decreases in accounts payable and accrued expenses of approximately $776,000.

    Net cash used in investing activities was approximately $184,000 for the three months ended August 31, 1997 and $33,000 for the three months ended August 31, 1996. The increase in cash used in investing activities during the three months ended August 31, 1997 was primarily due to the acquisition of a 25% interest in Singapore-based ESA Electronics, Ltd. during the period.

    Financing activities provided cash of approximately $24.2 million in the three months ended August 31, 1997, and financing activities used cash of approximately $0.2 million in the three months ended August 31, 1996. The increase in cash provided by financing activities was primarily attributable to the initial public offering when the Company sold 2.5 million shares of common stock in August 1997.

    As of August 31, 1997, the Company had working capital of $35.5 million, compared with $7.9 million as of May 31, 1997. Working capital consists of cash and cash equivalents, short term cash deposits, accounts receivable, inventory and other current assets, less current liabilities. The increase in working capital as of August 31, 1997 was primarily due to the cash provided by the initial public offering.

    From time to time, the Company evaluates potential acquisitions of businesses, products or technologies that may complement the Company's business. Any such transactions, if consummated, may use a portion of the Company's working capital or require the issuance of equity. The Company has no present understandings, commitments or agreements with respect to any material acquisitions.

    The Company anticipates that the existing balance of cash and short term investments is adequate to meet its working capital and capital equipment requirements through fiscal 1998. After fiscal 1998, depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required, or if available, that such financing can be obtained on terms satisfactory to the Company.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS.

    This report on Form 10-Q contains forward looking statements within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended. The Company's future results of operations could vary significantly from the results anticipated by such forward looking statements as a result of various factors, including those set forth as follows and elsewhere in this quarterly report on Form 10-Q.

    FLUCTUATIONS IN OPERATING RESULTS. The Company has experienced and expects to continue to experience significant fluctuations in its quarterly and annual operating results. During fiscal 1996 and 1997, quarterly net sales have been as low as $7,601,000 and as high as $11,718,000, and gross margins for quarterly sales have fluctuated between 36.7% and 41.7%. The Company's future operating results will depend upon a variety of factors, including the timing of significant orders, the mix of products sold, changes in pricing by the Company, its competitors, customers or suppliers, the length of sales cycles for the Company's products, timing of new product announcements and releases by the Company and its competitors, market acceptance of new products and enhanced versions of the Company's products, capital spending patterns by customers, timing of completion and approval of Defense Advanced Research Projects Agency ("DARPA") development milestones, manufacturing inefficiencies associated with new product introductions by the Company, the Company's ability to produce systems and products in volume and meet customer requirements, product returns and customer acceptance of product shipments, volatility in the Company's targeted markets, political and economic instability, natural disasters, regulatory changes, possible disruptions caused by expanding existing facilities or moving into new facilities, expenses associated with acquisitions and alliances, and various competitive factors, including price-based competition and competition from vendors employing other technologies. The Company's gross margins have varied and will continue to vary based on a variety of factors, including the mix of products sold, sales volume, and the amount of products sold under volume purchase arrangements, which tend to have lower selling prices. Accordingly, past performance may not be indicative of future performance.

    DEPENDENCE ON TIMING AND SIZE OF SALES ORDERS AND SHIPMENT. During the Company's last two fiscal years, net sales in the first fiscal quarter, ended August 31, have declined compared with the fourth fiscal quarter, ended May 31, of the preceding fiscal year. The Company expects that fluctuations of this type may occur in the future. The Company derives a substantial portion of its revenues from the sale of a relatively small number of systems which typically range in purchase price from approximately $100,000 to over $1.5 million. As a result, the loss or deferral of a limited number of system sales could have a material adverse effect on the Company's net sales and operating results in a particular period. All customer purchase orders are subject to cancellation or rescheduling by the customer with limited penalties, and, therefore, backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. From time to time, cancellations and reschedulings of customer orders have occurred, and delays by the Company's suppliers in providing components or subassemblies to the Company have caused delays in the Company's shipments of its own products. Although the Company has not experienced material cancellations or reschedulings of purchase orders in recent years, there can be no assurance that the Company will not be materially adversely affected by future cancellations and reschedulings. A substantial portion of net sales typically are realized near the end of each quarter. A delay or reduction in shipments near the end of a particular quarter, due, for example, to unanticipated shipment reschedulings, cancellations or deferrals by customers, customer credit issues, unexpected manufacturing difficulties experienced by the Company, or delays in deliveries by suppliers, could cause net sales in a particular quarter to fall significantly below the Company's expectations. As the Company is continuing to increase its operating expenses in anticipation of increasing sales levels, the Company's results of operations will be adversely affected if such sales levels are not achieved.

    RECENT OPERATING LOSSES. The Company incurred operating losses of $2.4, $4.2 and $2.1 million in fiscal 1993, 1994 and 1995, respectively. Although the Company has operated profitably during fiscal 1996 and 1997, increased net sales in those years were substantially the result of sales of new products, particularly sales of MTX systems to Siemens. During fiscal 1996 and 1997, Siemens accounted for 29.1% and 55.7% of the Company's net sales, respectively. Sales to Siemens, which include both the MTX and other products, are made pursuant to individual purchase orders. There is no long term volume purchase commitment. There can be no assurance that the MTX system will receive broad market acceptance or that the Company will be able to sustain net sales growth or profitability.

    DEPENDENCE ON MARKET ACCEPTANCE OF MTX SYSTEM. Principal element of the Company's strategy is to capture an increasing share of the memory test equipment market through sales of the MTX massively parallel test system. The MTX is a new system designed to perform both burn-in and many of the final test functions currently performed by high-cost memory testers and the market for MTX systems is in the early stage of development. The Company's strategy depends, in part, upon its ability to persuade potential customers that the MTX system can successfully perform a significant portion of such final test functions and that transferring such tests to MTX systems will reduce their overall capital and test costs. There can be no assurance that the Company's strategy will be successful. The failure of the MTX system to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and operating results.

    Market acceptance of the MTX system is subject to a number of risks. To date, several companies have purchased evaluation units of the MTX system; however, only Siemens has purchased production quantities. During fiscal 1996 and 1997, Siemens accounted for 29.1% and 55.7% of the Company's net sales, respectively. Sales to Siemens, which include both the MTX and other products, are made pursuant to individual purchase orders. There is no long term volume purchase commitment. Although Siemens has taken delivery of production quantities of MTX systems, has been conducting extensive evaluations and has placed orders for additional systems, the Company believes Siemens has not yet completed the evaluations necessary for it to transfer significant test functions from standard testers to MTX systems. Consequently, there can be no assurance that the MTX system will be accepted by the market for performing memory test functions in volume production. Future sales to Siemens and other customers could be adversely affected if for any reason Siemens does not satisfy itself that a significant number of test functions can successfully be transferred to the MTX system.

    Since most potential customers have successfully relied on memory testers for many years and their personnel understand the use and maintenance of such systems, the Company anticipates that they may be reluctant to change their procedures in order to transfer test functions to the MTX system. Before a customer will transfer test functions to the MTX, the test programs must be translated for use with the MTX and lengthy correlation tests must be performed. Correlation testing may take up to six months or more. Furthermore, MTX system sales are expected to be primarily limited to new facilities and to existing facilities being upgraded to accommodate new product generations, such as the transition from 16 megabit ("Mb") to 64Mb DRAMs. Other companies have purchased MTX systems which are being used in quality assurance and engineering applications, and the Company believes that a number of these companies are evaluating the MTX for use in production applications. Market acceptance of the MTX system also may be affected by a reluctance of IC manufacturers to rely on relatively small suppliers such as the Company.

    As is common with new complex and software-intensive products, the Company encountered reliability, design and manufacturing issues as it began volume production and initial installations of MTX systems at customer sites. The Company places a high priority on addressing these issues as they arise. Certain of these issues have been related to components and subsystems supplied to the Company by third parties which have in some cases limited the ability of the Company to address such issues promptly. One customer who purchased an MTX system in 1995 for use in a quality assurance application subsequently determined that the MTX system did not meet its particular requirements; the Company purchased the system from that customer at a reduced price and intends to refurbish the system for resale. Since the Company is still in the early stages of the MTX systems' life cycle, there can be no assurance that other reliability, design and manufacturing issues will not be discovered in the future or that such issues, if they arise, can be resolved to the customers' satisfaction or that the resolution of such problems will not cause the Company to incur significant development costs or warranty expenses or to lose significant sales opportunities.

    The Company's future sales and operating results are also partially dependent on its sales of performance test boards ("PTBs") for use with the MTX system. Sales of PTBs by the Company and its licensees will depend upon the number of MTX systems installed by customers.

    DEPENDENCE ON DEVELOPMENT OF BARE DIE MARKET AND MARKET ACCEPTANCE OF DIEPAK-R- CARRIER. Another principal element of the Company's strategy is to capture an increasing share of the bare die burn-in and test product market through sales of its DiePak carrier products. The Company developed the DiePak carrier to enable burn-in and test of bare die in order to supply known good die ("KGD") for use in applications such as multichip modules.
The Company's strategy depends upon increased industry acceptance of bare die as an alternative to packaged die as well as acceptance of the Company's DiePak products. There can be no assurance that the Company's strategy will be successful. The failure of the bare die market to expand or of the DiePak carrier to achieve broad market acceptance would have a material adverse effect on the Company's business, financial condition and operating results.

    The emergence of the bare die market and broad acceptance of the DiePak carrier are subject to a number of risks. The Company believes that the growth of the bare die market depends largely on the relative cost and benefits to the manufacturers of PCs and other electronics products of using bare die rather than alternative IC packaging methods. The Company believes that the cost of producing KGD using DiePak products is currently higher than the cost of producing most packaged die. There can be no assurance that electronics manufacturers will perceive that the benefits of KGD justify its potentially higher cost, and acceptance of KGD for many applications may therefore be limited. In addition, electronics manufacturers must change their manufacturing processes in order to use KGD, but electronics manufacturers typically have substantial investments in existing manufacturing technology and have historically been slow in transitioning to new technologies.

    The adoption of the DiePak products by IC manufacturers and burn-in and test services companies typically will involve a lengthy qualification. Such qualification processes could delay high volume sales of DiePak products by the Company. Motorola is the only customer to have ordered DiePak products in production quantities. Motorola accounted for approximately 48% of the Company's net sales of DiePak products in fiscal 1997. Sales to Motorola, which include both DiePak products and other products, are made pursuant to individual purchase orders. There is no long term volume purchase commitment. There can be no assurance that the bare die market will emerge and grow as the Company anticipates, that the DiePak carrier will achieve commercial acceptance, or that the Company will not experience difficulties in ramping up production to meet any increased demand for DiePak products that may develop.

    CUSTOMER CONCENTRATION. The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and contract assemblers accounting for a substantial portion of the purchases of semiconductor equipment. Sales to the Company's five largest customers accounted for approximately 55.8%, 69.2%, and 84.9% of its net sales in fiscal 1996, 1997 and first quarter 1998, respectively. Siemens accounted for 60.3% of net sales in the first fiscal quarter of 1998. During fiscal 1996 and 1997, Siemens accounted for 29.1% and 55.7% of the Company's net sales, respectively. No other customers represented more than 10% of the Company's net sales for any of such periods. The Company expects that sales of its products to a limited number of customers, particularly Siemens, will continue to account for a high percentage of net sales for the foreseeable future. In addition, sales to particular customers may fluctuate significantly from quarter to quarter. The loss of or reduction or delay in orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect the Company's business, financial condition and operating results.

    LIMITED MARKET FOR BURN-IN SYSTEMS. Historically, a substantial portion of the Company's net sales was derived from the sale of burn-in systems.
Sales of burn-in systems and related products and equipment represented approximately 70% of the Company's total net sales in fiscal 1996 and represented less than 40% of total net sales in fiscal 1997. The market for burn-in systems is mature and estimated to be less than $100 million per year. In general, process control improvements in the semiconductor industry have tended to reduce burn-in times. In addition, as a given IC product generation matures and yields increase, the required burn-in time may be reduced or eliminated. Some burn-in system suppliers primarily provide "monitored" burn-in systems optimized for DRAMs. The sale of monitored burn-in products has reduced the size of the market segment addressed by the Company's dynamic burn-in systems. IC manufacturers, the Company's primary historical customer base, increasingly outsource test and burn-in to independent test labs, who often build their own systems. There can be no assurance that the market for burn-in systems will grow, and sales of the Company's burn-in products could decline further.

    LENGTHY SALES CYCLE. Sales of the Company's systems depend, in significant part, upon the decision of a prospective customer to increase manufacturing capacity or to restructure current manufacturing facilities, either of which typically involve a significant commitment of capital. In view of the significant investment or strategic issues that may be involved in a decision to purchase MTX systems or DiePak carriers, the Company may experience delays following initial qualification of the Company's systems as a result of delays in a customer's approval process. Furthermore, the approval process for MTX sales may require lengthy qualification and correlation testing. For this and other reasons, the Company's systems typically have a lengthy sales cycle during which the Company may expend substantial funds and management effort in securing a sale. Lengthy sales cycles subject the Company to a number of significant risks, including inventory obsolescence and fluctuations in operating results, over which the Company has little or no control. The loss of individual orders due to the lengthy sales and evaluation cycle, or delays in the sale of even a limited number of systems could have a material adverse effect on the Company's business, operating results and financial condition and, in particular, could contribute to significant fluctuations in operating results on a quarterly basis.

    DEPENDENCE ON INTERNATIONAL SALES AND OPERATIONS. Approximately 90.4% and 92.5% of the Company's net sales for fiscal 1996 and 1997, respectively, were attributable to sales to customers for delivery outside of the United States. The Company maintains a sales, service, product engineering and assembly operation in Japan and a sales and service organization in Germany. The Company expects that sales of products for delivery outside of the United States will continue to represent a substantial portion of its future net sales. The future performance of the Company will depend, in significant part, upon its ability to continue to compete in foreign markets which in turn will depend, in part, upon a continuation of current trade relations between the United States and foreign countries in which semiconductor manufacturers or assemblers have operations. A change toward more protectionist trade legislation in either the United States or such foreign countries, such as a change in the current tariff structures, export compliance or other trade policies, could adversely affect the Company's ability to sell its products in foreign markets. In addition, the Company is subject to other risks associated with doing business internationally, including longer receivables collection periods and greater difficulty in accounts receivable collection, the burden of complying with a variety of foreign laws, difficulty in staffing and managing global operations, risks of civil disturbance or other events which may limit or disrupt markets, international exchange restrictions, changing political conditions and monetary policies of foreign governments.

    Because a substantial portion of the Company's net sales is from sales of products for delivery outside the United States, including particularly Germany and Japan, an increase in the value of the U.S. Dollar relative to foreign currencies would increase the cost of the Company's products compared to products sold by local companies in such markets. Approximately 77.8%, 20.1% and 2.1% of the Company's net sales for fiscal 1997 were denominated in U.S. Dollars, Japanese Yen and German Marks, respectively. Although most sales to German customers are denominated in dollars, substantially all sales to Japanese customers are denominated in Japanese Yen. Since the price is determined at the time a purchase order is accepted, the Company is exposed to the risks of fluctuations in the yen-dollar exchange rate during the lengthy period from purchase order to ultimate payment. This exchange rate risk is partially offset to the extent the Company's Japanese subsidiary incurs yen-denominated expenses. To date, the Company has not invested in instruments designed to hedge currency risks. In fiscal 1997, the Company experienced a foreign currency loss of $393,000. In addition, the Company's Japanese subsidiary typically carries debt owed to the Company and denominated in dollars. Since the subsidiary's financial statements are based in yen, it recognizes an income gain or loss in any period in which the value of the yen rises or falls in relation to the dollar.

    A substantial portion of the world's manufacturers of memory devices are in Korea, Japan and Taiwan and growth in the Company's net sales depends in large part upon its ability to penetrate the Korean and Japanese markets. Both the Korean and Japanese markets are difficult for foreign companies to penetrate. The Company has served the Japanese market through its Japanese subsidiary, which has experienced limited success and incurred operating losses in recent years. Sales into Korea have not been significant in recent years. The Company formerly served the Korean market through a direct support operation, which was closed in 1996. The Company subsequently selected a local distributor, but its sales into Korea remained low and that distribution relationship was terminated. The Company intends to select a new distributor. The lack of local manufacturing may impede the Company's efforts to develop the Korean market. Taiwan also represents an increasingly important portion of the memory manufacturer market. The Company relies on an independent distributor in Taiwan and does not have any direct operations in Taiwan. There can be no assurances that the Company's efforts in Japan, Korea or Taiwan will be successful or that the Company will be able to achieve and sustain significant sales to, or be able to successfully compete in, the Japanese, Korean or Taiwanese test and burn-in markets.

    RAPID TECHNOLOGICAL CHANGE; IMPORTANCE OF TIMELY PRODUCT INTRODUCTION. The semiconductor equipment industry is subject to rapid technological change and new product introductions and enhancements. The Company's ability to remain competitive will depend in part upon its ability to develop new products and to introduce these products at competitive prices and on a timely and cost-effective basis. The Company's success in developing new and enhanced products depends upon a variety of factors, including product selection, timely and efficient completion of product design, timely and efficient implementation of manufacturing and assembly processes, product performance in the field and effective sales and marketing. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both future demand and the technology that will be available to supply that demand. Furthermore, introductions of new and complex products typically involve a period in which design, engineering and reliability issues are identified and addressed by the Company and its suppliers. This process in the past has required and in the future is likely to require the Company to incur unreimbursed engineering expenses, and from time to time to experience warranty claims or product returns. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products that satisfy market demand. Any such failure would materially adversely affect the Company's business, financial condition and results of operations.

    Because of the complexity of the Company's products, significant delays can occur between a product's introduction and the commencement of volume production of such product. The Company has experienced significant delays from time to time in the introduction of, and technical and manufacturing difficulties with, certain of its products and may experience delays and technical and manufacturing difficulties in future introductions or volume production of new products, and there can be no assurance that the Company will not encounter such difficulties in the future. The Company's inability to complete product development, products or to manufacture and ship products in volume and in time to meet customer requirements would materially adversely affect the Company's business, financial condition and results of operations.

    Future improvements in semiconductor design and manufacturing technology may reduce or eliminate the need for the Company's products. For example, the introduction of viable wafer-level burn-in and test systems, improvements in built-in self test ("BIST") technology, and improvements in conventional test systems, such as reduced cost or increased throughput, may significantly reduce or eliminate the market for one or more of the Company's products.

    UNCERTAINTIES RELATING TO DARPA FUNDING FOR RESEARCH AND DEVELOPMENT. In 1994, the Company entered into a cost-sharing agreement with DARPA, a U.S. government agency, under which DARPA is providing co-funding for the development of wafer-level burn-in and test equipment. The contract provides for potential payments by DARPA totaling up to $6.5 million. The agreement provides that (i) the Company shall retain title to all co-funded inventions,
(ii) DARPA will receive a paid-up license to use the inventions for government purposes and (iii) DARPA can require the Company to license the inventions to third parties on reasonable terms if the Company fails to adequately commercialize the inventions. Payments by DARPA depend on satisfaction of development milestones, and DARPA has the right to terminate project funding at any time. The level of payments may vary significantly from quarter to quarter. There can be no assurance that the Company will meet the development milestones or that DARPA will continue funding the project. If DARPA funding were discontinued and the Company continued the project, the Company's operating results would be adversely affected. There also can be no assurance that the development project will result in any marketable products. The Company has completed certain development milestones and invoiced $2.9 million through May 31, 1997. The remaining funding is subject to milestones scheduled to be completed through January
1999.

    INTENSE COMPETITION. In each of the markets it serves, the Company faces competition from established competitors and potential new entrants, many of which have greater financial, engineering, manufacturing and marketing resources than the Company. The Company expects its competitors to continue to improve the performance of their current products and to introduce new products with improved price and performance characteristics. In addition, continuing consolidation in the semiconductor equipment industry, and potential future consolidation, could adversely affect the ability of smaller companies such as the Company to compete with larger, integrated competitors. New product introductions by the Company's competitors or by new market entrants could cause a decline in sales or loss of market acceptance of the Company's existing products. Increased competitive pressure could also lead to intensified price-based competition, resulting in lower prices which could adversely affect the Company's business, financial condition and operating results. The Company believes that to remain competitive it must invest significant financial resources in new product development and expand its customer service and support worldwide. There can be no assurance that the Company will be able to compete successfully in the future.

    The semiconductor equipment industry is intensely competitive. Significant competitive factors in the semiconductor equipment market include price, technical capabilities, quality, flexibility, automation, cost of ownership, reliability, throughput, product availability and customer service. In each of the markets it serves, the Company faces competition from established competitors and potential new entrants, many of which have greater financial, engineering, manufacturing and marketing resources than the Company.

    Because the Company's MTX system performs burn-in and many of the functional tests performed by memory testers, the Company expects that the MTX system will face intense competition from burn-in system suppliers and traditional memory tester suppliers. The market for burn-in systems is highly fragmented, with many domestic and international suppliers. Some users, such as independent test labs, build their own burn-in systems, and some other users, particularly large Japanese IC manufacturers, acquire burn-in systems from captive or affiliated suppliers. Competing suppliers of burn-in systems, which typically cost less than the MTX system, include Ando Corporation, Japan Engineering Company, Reliability Incorporated and Tabai Espec Corp. Some of the burn-in systems offered by competing suppliers perform some test functions. In addition, suppliers of memory test equipment including Advantest Corporation and Teradyne, Inc. may seek to offer parallel test systems in the future.

    The Company's DiePak products face significant competition. Texas Instruments Incorporated sells a temporary, reusable bare die carrier which is intended to enable burn-in and test of bare die, and the Company believes that several other companies have developed or are developing other such products.
As the bare die market develops, the Company expects that other competitors will emerge. The Company expects that the primary competitive factors in this market will be performance, reliability, cost and assured supply.

    The Company's MAX dynamic and ATX monitored and dynamic burn-in systems increasingly have faced and are expected to continue to face severe competition, especially from local, low cost manufacturers. Also, the MAX dynamic burn-in system faces severe competition from manufacturers of monitored burn-in systems that perform limited functional tests not performed by the Company's dynamic burn-in systems, including tests designed to ensure the devices receive the specified voltages and signals.

    The Company's test fixture products face numerous competitors. There are limited barriers to entry into the burn-in board ("BIB") market, and as a result, many small companies design and manufacture BIBs, including BIBs for use with the Company's MAX and ATX systems. The Company's strategy is to provide higher performance BIBs, and the Company generally does not compete to supply lower cost, low performance BIBs. The Company has granted a royalty-bearing license to one company to make PTBs for use with its MTX systems, in order to assure customers of a second source of supply, and the Company may license others as well. Sales of PTBs by licensees would result in royalties to the Company but would potentially reduce the Company's own sales of PTBs.

    The Company expects its competitors to continue to improve the performance of their current products and to introduce new products with improved price and performance characteristics. New product introductions by the Company's competitors or by new market entrants could cause a decline in sales or loss of market acceptance of the Company's products. Increased competitive pressure could also lead to intensified price-based competition, resulting in lower prices which could adversely affect the Company's business, financial condition and operating results. The Company believes that to remain competitive it must invest significant financial resources in new product development and expand its customer service and support worldwide. There can be no assurance that the Company will be able to compete successfully in the future.

    CYCLICALITY OF SEMICONDUCTOR INDUSTRY AND CUSTOMER PURCHASES; RISK OF CANCELLATIONS AND RESCHEDULINGS. The Company's operating results depend primarily upon the capital expenditures of semiconductor manufacturers, semiconductor contract assemblers and burn-in and test service companies worldwide, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor and semiconductor equipment industries in general, and the market for DRAMs and other memories in particular, historically have been highly volatile and have experienced periodic downturns and slowdowns, which have had a severe negative effect on the semiconductor industry's demand for semiconductor capital equipment, including test and burn-in systems manufactured and marketed by the Company. These downturns and slowdowns have also adversely affected the Company's operating results in the past. In addition, the purchasing patterns of the Company's customers are also highly cyclical because most customers purchase the Company's products for use in new production facilities or for upgrading existing test lines for the introduction of next generation products. A large portion of the Company's net sales are attributable to a few customers and therefore a reduction in purchases by one or more customers could materially adversely affect the Company's financial results. There can be no assurance that the semiconductor industry will grow in the future at the same rates it has grown historically. Any future downturn or slowdown in the semiconductor industry would have a material adverse effect on the Company's business, financial condition and operating results. In addition, the need to maintain investment in research and development and to maintain customer service and support will limit the Company's ability to reduce its expenses in response to any such downturn or slowdown period.

    The semiconductor equipment manufacturing industry has historically been subject to a relatively high rate of purchase order cancellation by customers as compared to other high technology industry sectors. Manufacturing companies that are the customers of semiconductor equipment companies frequently revise, postpone and cancel capital facility expansion plans. In such cases, semiconductor equipment companies may experience a significant rate of cancellations and reschedulings of purchase orders, as was the case in the industry in late 1995 and early 1996. Although the Company has not experienced material cancellations or reschedulings of purchase orders in recent years, there can be no assurance that the Company will not be materially adversely affected by future cancellations and reschedulings.

    DEPENDENCE ON SUBCONTRACTORS; SOLE OR LIMITED SOURCES OF SUPPLY. The Company relies on subcontractors to manufacture many of the components or subassemblies used in its products. The Company's MTX, MAX and ATX systems contain several components, including environmental chambers, power supplies and certain ICs, which are currently supplied by only one or a limited number of suppliers. The DiePak products include an interconnect substrate which is supplied only by Nitto Denko Corporation, and certain mechanical parts and sockets which are currently supplied only by Enplas Corporation. Nitto Denko and the Company developed the interconnect substrate in cooperation with each other pursuant to a joint development agreement. Enplas cooperated with the Company in developing the DiePak socket, and Enplas has been a shareholder of the Company since fiscal 1994. The Company does not have formal written supply agreements with Nitto Denko or Enplas. There have been no significant interruptions in supply of components by Nitto Denko or Enplas. The Company's reliance on subcontractors and single source suppliers involves a number of significant risks, including the loss of control over the manufacturing process, the potential absence of adequate capacity and reduced control over delivery schedules, manufacturing yields, quality and costs. In the event that any significant subcontractor or single source supplier were to become unable or unwilling to continue to manufacture subassemblies, components or parts in required volumes, the Company would have to identify and qualify acceptable replacements. The process of qualifying subcontractors and suppliers could be lengthy, and no assurance can be given that any additional sources would be available to the Company on a timely basis. Any delay, interruption or termination of a supplier relationship could have a material adverse effect on the Company's business, financial condition and operating results.

    MANAGEMENT OF CHANGING BUSINESS. If the Company is to be successful, it must expand its operations. Such expansion will place a significant strain on the Company's administrative, operational and financial resources. Such expansion will result in a continuing increase in the responsibility placed upon management personnel and will require development or enhancement of operational, managerial and financial systems and controls. If the Company is unable to manage the expansion of its operations effectively, the Company's business, financial condition and operating results will be materially and adversely affected.

    DEPENDENCE ON KEY PERSONNEL. The Company's success depends to a significant extent upon the continued service of Rhea Posedel, its President and Chief Executive Officer, as well as other executive officers and key employees. The Company does not maintain key person life insurance for its benefit on any of its personnel, and none of the Company's employees is subject to a noncompetition agreement with the Company. The loss of the services of any of its executive officers or a group of key employees could have a material adverse effect on the Company's business, financial condition and operating results. The Company's future success will depend in significant part upon its ability to attract and retain highly skilled technical, management, sales and marketing personnel. There is a limited number of personnel with the requisite skills to serve in these positions, and it has become increasingly difficult for the Company to hire such personnel. Competition for such personnel in the semiconductor equipment industry is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The Company's inability to attract and retain the executive management and other key personnel it requires could have a material adverse effect on the Company's business, financial condition and operating results.

    INTELLECTUAL PROPERTY PROTECTION AND INFRINGEMENT. The Company's ability to compete successfully is dependent in part upon its ability to protect its proprietary technology and information. Although the Company attempts to protect its proprietary technology through patents, copyrights, trade secrets and other measures, there can be no assurance that these measures will be adequate or that competitors will not be able to develop similar technology independently. Further, there can be no assurance that claims allowed on any patent issued to the Company will be sufficiently broad to protect the Company's technology, that any patent will issue from any pending application or that foreign intellectual property laws will protect the Company's intellectual property. Litigation may be necessary to enforce or determine the validity and scope of the Company's proprietary rights, and there can be no assurance that the Company's intellectual property rights, if challenged, will be upheld as valid. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and operating results, regardless of the outcome of the litigation. In addition, there can be no assurance that any of the patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company.

    There are no pending claims against the Company regarding infringement of any patents or other intellectual property rights of others. However, the Company may receive, in the future, communications from third parties asserting intellectual property claims against the Company. Such claims could include assertions that the Company's products infringe, or may infringe, the proprietary rights of third parties, requests for indemnification against such infringement or suggestions that the Company may be interested in acquiring a license from such third parties. There can be no assurance that any such claim made in the future will not result in litigation, which could involve significant expense to the Company, and, if the Company is required or deems it appropriate to obtain a license relating to one or more products or technologies, there can be no assurance that the Company would be able to do so on commercially reasonable terms, or at all.

    ENVIRONMENTAL REGULATIONS. Federal, state and local regulations impose various controls on the use, storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used in the Company's operations. The Company believes that its activities conform in all material respects to current environmental and land use regulations applicable to its operations and its current facilities and that it has obtained environmental permits necessary to conduct its business. Nevertheless, the failure to comply with current or future regulations could result in substantial fines being imposed on the Company, suspension of production, alteration of its manufacturing processes or cessation of operations. Such regulations could require the Company to acquire expensive remediation equipment or to incur substantial expenses to comply with environmental regulations. Any failure by the Company to control the use, disposal or storage of, or adequately restrict the discharge of, hazardous or toxic substances could subject the Company to significant liabilities.

                             PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pursuant to Section 603(a) of the California Corporations Code, the Company submitted to its shareholders a proposed Action By Written Consent of the Shareholders for the approval of the Company's 1997 Employee Stock Purchase Plan. This vote took place in July 1997, and the results are as follows:

Proposal One:  Approval of the 1997 Employee Stock Purchase Plan


                   FOR             AGAINST       ABSTAIN           NO VOTE
                   ---             -------       -------           -------

            3,961,584 (92.2%)         0        500 (< 0.1%)     333,938 (7.8%)

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibit 11.1 Earnings Per Share
         (b)  Exhibit 27.1 Financial Data Schedule
         (c) No reports on Form 8-K were filed by the Company during the quarter ended August 31, 1997.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Aehr Test Systems
                                              (Registrant)

Date:  October 14, 1997                   /s/ RHEA J. POSEDEL
                                              ---------------
                                              Rhea J. Posedel
                                   President and Chief Executive Officer

Date:  October 14, 1997                  /s/ GARY L. LARSON
                                             --------------
                                             Gary L. Larson
                           Vice President of Finance and Chief Financial Officer