Form 10-Q
period 1997-11-30
AEHR TEST SYSTEMS
filed 1998-01-14
CIK 1040470

                                    FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 1997.

                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to __________.

                          Commission file number: 333-28987.

                                  AEHR TEST SYSTEMS
                (Exact name of Registrant as specified in its charter)

               CALIFORNIA                                   94-2424084
-------------------------------------   --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

     1667 PLYMOUTH STREET                                94043
          MOUNTAIN VIEW, CA
-------------------------------------   --------------------------------------
     (Address of principal                             (Zip Code)
     executive offices)
                                   (650) 691-9400
-------------------------------------------------------------------------------
                 (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                    (Item 2)      YES  X       NO
                                      ---         ---


     Number of shares of Common Stock, $0.01 par value, outstanding on November 30, 1997 was 6,831,709.

                                      FORM 10-Q

                       FOR THE QUARTER ENDED NOVEMBER 30, 1997

                                        INDEX

                                                                        PAGE
                                                                        ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
               November 30, 1997 and May 31, 1997 . . . . . . . . . . .    3

          Condensed Consolidated Statements of Income for the three
               months and six months ended November 30, 1997
               and 1996.. . . . . . . . . . . . . . . . . . . . . . . .    4

          Condensed Consolidated Statements of Cash Flows for the
               six months ended November 30, 1997 and 1996. . . . . . .    5

          Notes to Condensed Consolidated Financial Statements. . . . .    6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations. . . . . . . . . . . . . . . .    8

PART II. OTHER INFORMATION

Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . .   23

SIGNATURE PAGE . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24

                            PART I.  FINANCIAL STATEMENTS

                          AEHR TEST SYSTEMS AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except per share data)
                                     (Unaudited)

                                                              November 30, 1997   May 31, 1997
                                                              -----------------  --------------
ASSETS
Current assets:
     Cash and cash equivalents . . . . . . . . . . . . . . .        $13,742          $ 1,176
     Short-term investments. . . . . . . . . . . . . . . . .         10,299            1,614
     Accounts receivable . . . . . . . . . . . . . . . . . .          8,721            7,515
     Inventories . . . . . . . . . . . . . . . . . . . . . .          9,990           10,498
     Prepaid expenses and other.   . . . . . . . . . . . . .          1,181            1,055
                                                                 ----------        ---------
          Total current assets.  . . . . . . . . . . . . . .         43,933           21,858
Property and equipment, net. . . . . . . . . . . . . . . . .          1,602            1,691
Long-term investments. . . . . . . . . . . . . . . . . . . .          3,334                0
Other assets, net. . . . . . . . . . . . . . . . . . . . . .            902              840
                                                                -----------        ---------
          Total assets . . . . . . . . . . . . . . . . . . .        $49,771          $24,389
                                                                -----------        ---------
                                                                -----------        ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Notes payable -- banks.   . . . . . . . . . . . . . . .         $  420          $ 4,656
     Current portion of long-term debt . . . . . . . . . . .             54              117
     Accounts payable.   . . . . . . . . . . . . . . . . . .          3,862            4,482
     Accrued expenses.   . . . . . . . . . . . . . . . . . .          5,886            4,495
     Deferred revenue.   . . . . . . . . . . . . . . . . . .            736              213
                                                                -----------        ---------
          Total current liabilities. . . . . . . . . . . . .         10,958           13,963

Long-term debt, net of current portion.  . . . . . . . . . .             82              136
Deferred lease commitment. . . . . . . . . . . . . . . . . .            138              220
                                                                -----------        ---------
          Total liabilities.   . . . . . . . . . . . . . . .         11,178           14,319
                                                                -----------        ---------
Shareholders' equity:
     Common stock, $.01 par value outstanding:
          6,832 shares and 4,296 shares at November 30, 1997
          and May 31, 1997, respectively.  . . . . . . . . .             68               43
     Additional paid-in capital.   . . . . . . . . . . . . .         35,037            8,085
     Retained earnings (accumulated deficit) . . . . . . . .          1,392             (130)
     Cumulative translation adjustment . . . . . . . . . . .          2,096            2,072
                                                                -----------        ---------
          Total shareholders' equity . . . . . . . . . . . .         38,593           10,070
                                                                 ----------        ---------
          Total liabilities and shareholders' equity . . . .        $49,771          $24,389
                                                                -----------        ---------
                                                                -----------        ---------


                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                       AEHR TEST SYSTEMS AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)


                                                   Three Months Ended             Six Months Ended
                                                       November 30,                  November 30,
                                                ----------------------        ----------------------
                                                 1997           1996           1997           1996
                                                 ----           ----           ----           ----
Net sales                                       $11,748        $10,486        $23,413        $19,557
Cost of sales                                     7,166          6,494         14,227         12,239
                                                -------        -------        -------        -------
Gross profit                                      4,582          3,992          9,186          7,318
                                                -------        -------        -------        -------
Operating expenses:
   Sales, general and administrative              2,215          2,088          4,462          3,937
   Research and development                       1,191          1,174          2,370          2,190
   Research and development cost
       reimbursement - DARPA                       (471)          (117)          (471)          (293)
                                                -------        -------        -------        -------
            Total operating expenses              2,935          3,145          6,361          5,834
                                                -------        -------        -------        -------
Income from operations                            1,647            847          2,825          1,484
Interest income (expense)                           290           (134)           228           (286)
Other expense, net                                 (237)          (113)          (217)          (104)
                                                -------        -------        -------        -------
Income before income taxes and
    minority interest in subsidiary               1,700            600          2,836          1,094
                                                -------        -------        -------        -------

Income tax expense                                  792            177          1,314            307
Minority interest in subsidiary                       -              -              -              3
                                                -------        -------        -------        -------
Net income                                      $   908        $   423        $ 1,522        $   790
                                                -------        -------        -------        -------
                                                -------        -------        -------        -------

Net income per share                            $  0.12        $  0.10        $  0.24        $  0.18
                                                -------        -------        -------        -------
                                                -------        -------        -------        -------

Shares used in per share calculation              7,397          4,477          6,297          4,469
                                                -------        -------        -------        -------
                                                -------        -------        -------        -------


                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                        AEHR TEST SYSTEMS AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                  (Unaudited)

                                                                               For the six months
                                                                               ended November 30,
                                                                               -------------------
                                                                                1997           1996
                                                                                ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $ 1,522        $   790
Adjustments to reconcile net income to net cash provided
      by operating activities:
   Minority interest in subsidiary                                                -              (43)
   Provision for doubtful accounts                                                (51)            10
   Loss on disposition of fixed assets                                             19            -
   Depreciation and amortization                                                  273            326
   Deferred income taxes                                                          -               (9)
   Changes in operating assets and liabilities:
      Accounts receivable                                                      (1,298)         1,564
      Inventories                                                                 386         (2,606)
      Accounts payable                                                           (339)           397
      Accrued expenses and deferred revenue                                     1,966            (36)
      Deferred lease commitment                                                   (82)           (59)
      Other assets and liabilities                                               (134)          (178)
                                                                              -------        -------
                   Net cash provided by operating activities                    2,262            156
                                                                              -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in short-term investments                                  (8,764)           142
Increase in long-term investments                                              (3,334)           -
Additions to property and equipment                                              (174)          (332)
Decrease (increase) in other assets                                              (128)            53
                                                                              -------        -------
                   Net cash used in investing activities                      (12,400)          (135)
                                                                              -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in notes payable -- banks                                  (4,163)         1,055
Borrowings (reductions) under long-term debt                                      (38)            93
Long-term debt and capital lease principal payments                               (61)          (452)
Proceeds from issuance of common stock and exercise of stock
  options                                                                      26,972            -
                                                                              -------        -------
                   Net cash provided by financing activities                   22,710            695
                                                                              -------        -------
Effect of exchange rates on cash                                                   (6)            86

                   Net increase in cash and cash equivalents                   12,566            802

Cash and cash equivalents, beginning of period                                  1,176            535
                                                                              -------        -------
Cash and cash equivalents, end of period                                     $ 13,742        $ 1,337
                                                                              -------        -------
                                                                              -------        -------


                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                     AEHR TEST SYSTEMS AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED NOVEMBER 30, 1997
                                  (UNAUDITED)

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

3.  INVENTORIES

     Inventories are comprised of the following (in thousands):

                                               November 30,          May 31,
                                                  1997                 1997
                                                  ----                 ----
Raw materials and subassemblies                   $4,025             $ 4,376
Work in process                                    4,988               5,508
Finished product                                     977                 614
                                                  ------             -------
                                                  $9,990             $10,498
                                                  ------             -------
                                                  ------             -------

                          AEHR TEST SYSTEMS AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED NOVEMBER 30, 1997 (CONTINUED)
                                     (UNAUDITED)

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

RESULTS OF OPERATIONS

     The following table sets forth items in the Company's Consolidated Statements of Income as percentage of net sales for the periods indicated.

                                             Three Months Ended            Six Months Ended
                                         --------------------------   ---------------------------
                                         November 30,  November 30,  November 30,   November 30,
                                            1997           1996          1997            1996
                                            ----           ----          ----            ----
Net sales                                    100.0%         100.0%        100.0%          100.0%
Cost of sales                                 61.0           61.9          60.8            62.6
                                          --------       --------      --------        --------
Gross profit                                  39.0           38.1          39.2            37.4
                                          --------       --------      --------        --------
Operating expenses:
     Sales, general and administrative        18.9           19.9          19.1            20.1
     Research and development                 10.1           11.2          10.1            11.2
     Research and development cost
       reimbursement - DARPA                  (4.0)          (1.1)         (2.0)           (1.5)
                                          --------       --------      --------        --------
      Total operating expenses                25.0           30.0          27.2            29.8
                                          --------       --------      --------        --------
Income from operations                        14.0            8.1          12.0             7.6
Interest income (expense)                      2.5           (1.3)          1.0            (1.5)
Other expense, net                            (2.0)          (1.1)         (0.9)           (0.5)
                                          --------       --------      --------        --------
Income before income taxes and
  minority interest in subsidiary             14.5            5.7          12.1             5.6
Income tax expense                             6.8            1.7           5.6             1.6
Minority interest in subisidiary               -              -             -               -
                                          --------       --------      --------        --------
Net income                                     7.7%           4.0%          6.5%            4.0%
                                          --------       --------      --------        --------
                                          --------       --------      --------        --------

THREE MONTHS ENDED NOVEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1996

     NET SALES. Net sales consist primarily of sales of systems, die carriers, test fixtures, upgrades and spare parts and revenues from service contracts.
The Company recognizes revenue upon shipment of product. Net sales increased to $11.7 million in the three months ended November 30, 1997 from $10.5 million in the three months ended November 30, 1996, an increase of 12.0%. The growth in net sales resulted primarily from increased shipments of MTX products, partially offset by a decline in net sales in the Company's Japanese subsidiary. The Company does not expect net sales in the second half of fiscal 1998 to increase compared to net sales in the first half of fiscal 1998.

     GROSS PROFIT. Gross profit consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit increased to $4.6 million in the three months ended November 30, 1997 from $4.0 million in the three months ended November 30, 1996, an increase of 14.8%. Gross profit margin increased to 39.0% in the three months ended November 30, 1997 from 38.1% in the three months ended November 30, 1996. The improvement in gross profit margin was primarily due to reduced provisions for inventory reserves and lower material costs as a percentage of net sales, partially offset by an increase in labor and overhead costs as a percentage of net sales.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related costs of employees, customer support costs, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses increased to $2.2 million in the three months ended November 30, 1997 from $2.1 million in the three months ended November 30, 1996, an increase of 6.1%. The increase in SG&A expenses was primarily due to increased commission expenses to independent sales representatives related to higher levels of shipments. As a percentage of net sales, SG&A expenses decreased to 18.9% in the three months ended November 30, 1997 from 19.9% in the three months ended November 30, 1996. The decrease in SG&A expenses as a percentage of net sales was primarily due to the increase in net sales. The Company anticipates that SG&A expenses will generally continue to increase throughout fiscal 1998, but may vary as a percentage of net sales.

     RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses were approximately unchanged at $1.2 million in the three months ended November 30, 1997 and in the three months ended November 30, 1996. As a percentage of net sales, R&D expenses decreased to 10.1% in the three months ended November 30, 1997 from 11.2% in the three months ended November 30, 1996, reflecting higher net sales. The Company anticipates that R&D expenses will increase for fiscal 1998 compared to fiscal 1997, while such expenses may fluctuate as a percentage of net sales.

     RESEARCH AND DEVELOPMENT COST REIMBURSEMENT - DARPA. Research and development cost reimbursement - DARPA ("R&D - DARPA") is a credit representing reimbursements by DARPA of costs incurred in the Company's wafer-level burn-in development project. R&D - DARPA increased to $471,000 in the three months ended November 30, 1997 from $117,000 in the three months ended November 30, 1996, an increase of 302.6%. The increase was due to approval of two project milestones in the three months ended November 30, 1997. The Company anticipates recording smaller credits in each of the remaining quarters of fiscal 1998 than in this second quarter of fiscal 1998.

     INTEREST INCOME (EXPENSE). Interest income was $290,000 in the three months ended November 30, 1997, as compared with interest expense of $134,000 in the three months ended November 30, 1996. The interest income was primarily due to investment income from the proceeds obtained from the initial public offering in August 1997, in addition to reduced interest expense resulting primarily from repayment of the short term domestic debt.

     OTHER EXPENSE, NET. Other expense, net increased to $237,000 in the three months ended November 30, 1997 from $113,000 in the three months ended November 30, 1996, an increase of 109.7%. The increase was primarily due to increased currency exchange losses incurred by the Company's Japanese subsidiary, and to a lesser extent, increased cash discounts allowed in the three months ended November 30, 1997.

     INCOME TAX EXPENSE. Income tax expense increased to $792,000 in the three months ended November 30, 1997 from $177,000 in the three months ended November 30, 1996. Previous tax expense had consisted primarily of taxes on earnings of the Company's German subsidiary and, to a lesser extent, the minimum federal and state taxes in the U.S. as operating loss carryforwards offset other taxable income. The current tax expense more closely approximates normal operations, although no tax benefit is recorded for losses in the Company's Japanese subsidiary.

     MINORITY INTEREST IN SUBSIDIARY. Minority interest in subsidiary is a line item which excludes a percentage, 8.8% as of November 30, 1997 and 13.3% as of November 30, 1996, of the total profits or losses of the Company's Japanese subsidiary in order to account for the minority shareholders' interest in the subsidiary. Minority interest in subsidiary remained at nil for both the three months ended November 30, 1997 and the three months ended November 30, 1996.
The Company's Japanese subsidiary has had cumulative losses in recent quarters and no exclusion of the losses incurred by the subsidiary is made in either period.

SIX MONTHS ENDED NOVEMBER 30, 1997 COMPARED TO SIX MONTHS ENDED NOVEMBER 30,
1996

     NET SALES. Net sales increased to $23.4 million in the six months ended November 30, 1997 from $19.6 million in the six months ended November 30, 1996, an increase of 19.7%. The growth in net sales was caused primarily by increased shipments of MTX products, partially offset by a decline in net sales in the Company's Japanese subsidiary.

     GROSS PROFIT. Gross profit increased to $9.2 million in the six months ended November 30, 1997 from $7.3 million in the six months ended November 30, 1996, an increase of 25.5%. Gross profit margin increased to 39.2% in the six months ended November 30, 1997 from 37.4% in the six months ended November 30, 1996. The improvement in gross profit margin was primarily due to lower material costs as a percentage of net sales and reduced provisions for inventory reserves.

     SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased to $4.5 million in the six months ended November 30, 1997 from $3.9 million in the six months ended November 30, 1996, an increase of 13.3%. The increase in SG&A expenses was primarily due to increased commission expenses to independent sales representatives related to higher levels of shipments, increased warranty repair expenses, and increased employment costs. As a percentage of net sales, SG&A expenses decreased to 19.1% in the six months ended November 30, 1997 from 20.1% in the six months ended November 30, 1996. The decrease in SG&A expenses as a percentage of net sales was primarily due to the increase in net sales.

     RESEARCH AND DEVELOPMENT. R&D expenses increased to $2.4 million in the six months ended November 30, 1997 from $2.2 million in the six months ended November 30, 1996, an increase of 8.2%. The increase in R&D expenses was primarily due to increased employment costs and engineering project materials, partially offset by a decrease in professional consulting expenses. As a percentage of net sales, R&D expenses decreased to 10.1% in the six months ended November 30, 1997 from 11.2% in the six months ended November 30, 1996, reflecting higher net sales.

     RESEARCH AND DEVELOPMENT COST REIMBURSEMENT - DARPA. R&D - DARPA increased to $471,000 in the six months ended November 30, 1997 from $293,000 in the six months ended November 30, 1996, an increase of 60.8%. The increase was due to approval of two project milestones in the six months ended November 30, 1997.

     INTEREST INCOME (EXPENSE). Interest income was $228,000 in the six months ended November 30, 1997, as compared with interest expense of $286,000 in the six months ended November 30, 1996. The interest income was primarily due to investment income from the proceeds obtained from the initial public offering in August 1997, in addition to reduced interest expense resulting primarily from repayment of the short term domestic debt.

     OTHER EXPENSE, NET. Other expense, net increased to $217,000 in the six months ended November 30, 1997 from $104,000 in the six months ended November 30, 1996, an increase of 108.7%. The increase was primarily due to increased currency exchange losses incurred by the Company's Japanese subsidiary and increased volume of cash discounts allowed in the six months ended November 30, 1997, partially offset by the recognition of the Company's 25% interest in ESA Electronics Pte Ltd., a Singapore corporation.

     INCOME TAX EXPENSE. Income tax expense increased to $1.3 million in the six months ended November 30, 1997 from $307,000 in the six months ended November 30, 1996. Previous tax expense had consisted primarily of taxes on earnings of the Company's German subsidiary and, to a lesser extent, the minimum federal and state taxes in the U.S. as operating loss carryforwards offset other taxable income. The current tax expense more closely approximates normal operations, although no tax benefit is recorded for losses in the Company's Japanese subsidiary.

     MINORITY INTEREST IN SUBSIDIARY. Minority interest in subsidiary decreased to nil in the six months ended November 30, 1997 from $3,000 in the six months ended November 30, 1996. The Company's Japanese subsidiary has had cumulative losses in recent quarters and no exclusion of the losses incurred by the subsidiary is made in the six months ended November 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of liquidity has been the cash flow generated from the Company's August 1997 initial public offering, resulting in net proceeds to the Company of approximately $26.8 million. As of November 30, 1997, the Company had approximately $24.0 million in cash and short term investments.

     Net cash provided by operating activities was approximately $2.3 million for the six months ended November 30, 1997, and approximately $156,000 for the six months ended November 30, 1996. For the six months ended November 30, 1997, net cash provided by operating activities was due primarily to the net income of approximately $1.5 million and increases in accrued expenses and deferred revenue of approximately $2.0 million, partially offset by an increase in accounts receivable of approximately $1.3 million. For the six months ended November 30, 1996, net cash provided by operating activities was primarily due to the net income of $790,000 and a decrease in accounts receivable of approximately $1.6 million, partially offset by an increase in inventory of approximately $2.6 million.

     Net cash used in investing activities was approximately $12.4 million for the six months ended November 30, 1997, and approximately $135,000 for the six months ended November 30, 1996. The increase in cash used in investing activities during the six months ended November 30, 1997 was primarily due to the short term and long term investments made with proceeds from the initial public offering in August 1997.

     Financing activities provided cash of approximately $22.7 million in the six months ended November 30, 1997 and $0.7 million in the six months ended November 30, 1996. The increase in cash provided by financing activities was primarily attributable to the initial public offering when the Company sold 2.5 million shares of common stock in August 1997.

     As of November 30, 1997, the Company had working capital of $33.0 million, compared with $7.9 million as of May 31, 1997. Working capital consists of cash and cash equivalents, short term cash deposits, accounts receivable, inventory and other current assets, less current liabilities. The increase in working capital as of November 30, 1997 was primarily due to the cash provided by the initial public offering.

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

     DEPENDENCE ON MARKET ACCEPTANCE OF MTX SYSTEM. Principal element of the Company's strategy is to capture an increasing share of the memory test equipment market through sales of the MTX massively parallel test system. The MTX is a new system designed to perform both burn-in and many of the final test functions currently performed by high-cost memory testers and the market for MTX systems is in the early stage of development. The Company's strategy depends, in part, upon its ability to persuade potential customers that the MTX system can successfully perform a significant portion of such final test functions and that transferring such tests to MTX systems will reduce their overall capital and test costs. There can be no assurance that the Company's strategy will be successful. The failure of the MTX system to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and operating result.

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

     CUSTOMER CONCENTRATION. The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and contract assemblers accounting for a substantial portion of the purchases of semiconductor equipment. Sales to the Company's five largest customers accounted for approximately 55.8%, 69.2%, and 81.0% of its net sales in fiscal 1996, 1997 and the first six months of fiscal 1998, respectively. Siemens accounted for 61.8% of net sales in the first six months of fiscal 1998. During fiscal 1996 and 1997, Siemens accounted for 29.1% and 55.7% of the Company's net sales, respectively. No other customers represented more than 10% of the Company's net sales for any of such periods. The Company expects that sales of its products to a limited number of customers, particularly Siemens, will continue to account for a high percentage of net sales for the foreseeable future. In addition, sales to particular customers may fluctuate significantly from quarter to quarter. The loss of or reduction or delay in orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect the Company's business, financial condition and operating results.

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

     A substantial portion of the Company's sales are in Asia. Recent turmoil in the Asian financial markets has resulted in dramatic currency devaluations, stock market declines, restriction of available credit and general financial weakness. In addition, DRAM prices have fallen dramatically and may continue to do so as some Asian IC manufacturers may be selling DRAMS at less than cost in order to raise cash. These developments may affect the Company in several ways. Currency devaluation may make dollar-denominated goods such as the Company's more expensive for Asian clients. Asian manufacturers may limit capital spending (including the purchase of MTXs). Furthermore, the uncertainty of the DRAM market may cause manufacturers everywhere to delay capital spending plans. These circumstances may also affect the ability of Company customers to meet their payment obligations, resulting in the cancellations or deferrals of existing orders and the limitation of additional orders. In addition, some portion of fab construction has been subsidized by Asian governments. Financial turmoil may weaken these governments' willingness to continue such subsidies. Such developments could have a material adverse affect on the Company's business, financial condition and results of operations.

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

     A substantial portion of the world's manufacturers of memory devices are in Korea, Japan and Taiwan and growth in the Company's net sales depends in large part upon its ability to penetrate the Korean and Japanese markets. Both the Korean and Japanese markets are difficult for foreign companies to penetrate. The Company has served the Japanese market through its Japanese subsidiary, which has experienced limited success and incurred operating losses in recent years. Sales into Korea have not been significant in recent years. The Company formerly served the Korean market through a direct support operation, which was closed in 1996. The Company has recently selected a new distributor for the Korean market. The lack of local manufacturing may impede the Company's efforts to develop the Korean market. Taiwan also represents an increasingly important portion of the memory manufacturer market. The Company relies on an independent distributor in Taiwan and does not have any direct operations in Taiwan. There can be no assurances that the Company's efforts in Japan, Korea or Taiwan will be successful or that the Company will be able to achieve and sustain significant sales to, or be able to successfully compete in, the Japanese, Korean or Taiwanese test and burn-in markets.

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

     UNCERTAINTIES RELATING TO DARPA FUNDING FOR RESEARCH AND DEVELOPMENT. In 1994, the Company entered into a cost-sharing agreement with DARPA, a U.S. government agency, under which DARPA is providing co-funding for the development of wafer-level burn-in and test equipment. The contract provides for potential payments by DARPA totaling up to $6.5 million. The agreement provides that (i) the Company shall retain title to all co-funded inventions, (ii) DARPA will receive a paid-up license to use the inventions for government purposes and
(iii) DARPA can require the Company to license the inventions to third parties on reasonable terms if the Company fails to adequately commercialize the inventions. Payments by DARPA depend on satisfaction of development milestones, and DARPA has the right to terminate project funding at any time. The level of payments may vary significantly from quarter to quarter. There can be no assurance that the Company will meet the development milestones or that DARPA will continue funding the project. If DARPA funding were discontinued and the Company continued the project, the Company's operating results would be adversely affected. There can also be no assurance that the development project will result in any marketable products. The Company has completed certain development milestones and invoiced $2.9 million through November 30, 1997. The remaining funding is subject to milestones scheduled to be completed through January 1999.

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

                    PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibit 11.1 Earnings Per Share
          (b)  Exhibit 27.1 Financial Data Schedule
          (c) No reports on Form 8-K were filed by the Company during the quarter ended November 30, 1997.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Aehr Test Systems
                                                    (Registrant)

Date:     January 14, 1998                   /s/  RHEA J. POSEDEL
                                                  ---------------
                                                  Rhea J. Posedel
                                        President and Chief Executive Officer

Date:     January 14, 1998                   /s/  GARY L. LARSON
                                                  --------------
                                                  Gary L. Larson
                                            Vice President of Finance and
                                               Chief Financial Officer