Form 10-Q
period 1998-02-28
AEHR TEST SYSTEMS
filed 1998-04-14
CIK 1040470

                                    FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 28, 1998.

                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to __________.

                          Commission file number: 333-28987.

                                  AEHR TEST SYSTEMS
                (Exact name of Registrant as specified in its charter)

               CALIFORNIA                                   94-2424084
--------------------------------------   --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

       1667 PLYMOUTH STREET
          MOUNTAIN VIEW, CA                             94043
--------------------------------------   --------------------------------------
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

                    (Item 1)      YES  X       NO
                                      ---         ---

                    (Item 2)      YES  X       NO
                                      ---         ---
     Number of shares of Common Stock, $0.01 par value, outstanding February 28, 1998 was 6,868,699.

                                      FORM 10-Q

                       FOR THE QUARTER ENDED FEBRUARY 28, 1998

                                        INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
               February 28, 1998 and May 31, 1997 . . . . . . . . . . .   3

          Condensed Consolidated Statements of Income for the three
               months and nine months ended February 28, 1998
               and 1997 . . . . . . . . . . . . . . . . . . . . . . . .   4

          Condensed Consolidated Statements of Cash Flows for the
               nine months ended February 28, 1998 and 1997 . . . . . .   5

          Notes to Condensed Consolidated Financial Statements . . . . .  6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations . . . . . . . . . . . . . . .    9

PART II. OTHER INFORMATION

Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .     27

SIGNATURE PAGE . . . . . . . . . . . . . . . . . . . . . . . . . . .     28

                            PART I.  FINANCIAL STATEMENTS

                          AEHR TEST SYSTEMS AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except per share data)
                                     (Unaudited)

                                                     February 28,    May 31,
                                                         1998         1997
                                                     -----------  -----------
                     ASSETS
Current assets:
   Cash and cash equivalents . . . . . . . . . . . .    $11,820      $ 1,176
   Short-term investments. . . . . . . . . . . . . .     10,844        1,614
   Accounts receivable . . . . . . . . . . . . . . .     11,261        7,515
   Inventories . . . . . . . . . . . . . . . . . . .     10,626       10,498
   Prepaid expenses and other. . . . . . . . . . . .      1,252        1,055
                                                     -----------  -----------
        Total current assets . . . . . . . . . . . .     45,803       21,858
Property and equipment, net. . . . . . . . . . . . .      1,606        1,691
Long-term investments. . . . . . . . . . . . . . . .      2,551          --
Other assets, net. . . . . . . . . . . . . . . . . .        894          840
                                                     -----------  -----------
        Total assets . . . . . . . . . . . . . . . .    $50,854      $24,389
                                                     ===========  ===========

           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Notes payable -- banks. . . . . . . . . . . . . .    $   234      $ 4,656
   Current portion of long-term debt . . . . . . . .        151          117
   Accounts payable. . . . . . . . . . . . . . . . .      4,167        4,482
   Accrued expenses. . . . . . . . . . . . . . . . .      5,993        4,495
   Deferred revenue. . . . . . . . . . . . . . . . .        607          213
                                                     -----------  -----------
        Total current liabilities. . . . . . . . . .     11,152       13,963

Long-term debt, net of current portion.  . . . . . .         69          136
Deferred lease commitment. . . . . . . . . . . . . .         97          220
                                                     -----------  -----------
        Total liabilities. . . . . . . . . . . . . .     11,318       14,319
                                                     -----------  -----------
Shareholders' equity:
   Common stock, $.01 par value: outstanding:
      6,869 shares and 4,296 shares at February 28,
      1998 and May 31, 1997, respectively  . . . . .         69           43
   Additional paid-in capital  . . . . . . . . . . .     35,158        8,085
   Retained earnings (accumulated deficit) . . . . .      2,223         (130)
   Cumulative translation adjustment . . . . . . . .      2,086        2,072
                                                     -----------  -----------
        Total shareholders' equity . . . . . . . . .     39,536       10,070
                                                     -----------  -----------
        Total liabilities and shareholders' equity .    $50,854      $24,389
                                                     ===========  ===========

                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                       AEHR TEST SYSTEMS AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)

                                       Three Months Ended    Nine Months Ended
                                         February 28,          February 28,
                                     --------------------- ---------------------
                                        1998       1997       1998       1997
                                     ---------- ---------- ---------- ----------
Net sales. . . . . . . . . . . . . .   $11,567    $10,745    $34,980    $30,302
Cost of sales. . . . . . . . . . . .     6,907      6,364     21,134     18,603
                                     ---------- ---------- ---------- ----------
Gross profit . . . . . . . . . . . .     4,660      4,381     13,846     11,699
                                     ---------- ---------- ---------- ----------
Operating expenses:
  Selling, general and administrative.   2,271      2,222      6,733      6,159
  Research and development . . . . .     1,202      1,157      3,572      3,347
  Research and development cost
     reimbursement - DARPA . . . . .      (128)       --        (599)      (293)
                                     ---------- ---------- ---------- ----------
          Total operating expenses .     3,345      3,379      9,706      9,213
                                     ---------- ---------- ---------- ----------
Income from operations . . . . . . .     1,315      1,002      4,140      2,486
Interest income (expense). . . . . .       349       (185)       577       (471)
Other expense, net . . . . . . . . .        (7)      (246)      (224)      (350)
                                     ---------- ---------- ---------- ----------
Income before income taxes and
   minority interest in subsidiary .     1,657        571      4,493      1,665
Income tax expense (benefit) . . . .       826        (19)     2,140        288
Minority interest in subsidiary. . .       --         --         --           3
                                     ---------- ---------- ---------- ----------
Net income . . . . . . . . . . . . .   $   831    $   590    $ 2,353    $ 1,380
                                     ========== ========== ========== ==========

Net income per share (basic) . . . .   $  0.12    $  0.14    $  0.38    $  0.32
Net income per share (diluted) . . .   $  0.12    $  0.13    $  0.36    $  0.31

Shares used in per share calculation
   Basic . . . . . . . . . . . . . .     6,839      4,297      6,134      4,297
   Diluted . . . . . . . . . . . . .     7,154      4,491      6,607      4,496

                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                        AEHR TEST SYSTEMS AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                  (Unaudited)

                                                              Nine Months Ended
                                                                  February 28,
                                                            ----------------------
                                                                1998        1997
                                                            ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income. . . . . . . . . . . . . . . . . . . . . . .       $ 2,353     $ 1,380
Adjustments to reconcile net income to net cash
      provided by operating activities:
   Minority interest in subsidiary. . . . . . . . . . .           --          (79)
   Provision for doubtful accounts. . . . . . . . . . .           101          13
   Loss on disposition of fixed assets. . . . . . . . .            13         --
   Depreciation and amortization. . . . . . . . . . . .           372         381
   Deferred income taxes. . . . . . . . . . . . . . . .           --          (30)
   Changes in operating assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . . .        (3,964)      2,618
      Inventories . . . . . . . . . . . . . . . . . . .          (264)     (3,154)
      Accounts payable. . . . . . . . . . . . . . . . .           (43)       (921)
      Accrued expenses and deferred revenue . . . . . .         1,944         885
      Deferred lease commitment . . . . . . . . . . . .          (123)       (100)
      Other assets and liabilities. . . . . . . . . . .          (202)       (562)
                                                            ----------  ----------
       Net cash provided by operating activities. . . .           187         431
                                                            ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in short-term investments . . . . .        (9,326)        196
Increase in long-term investments . . . . . . . . . . .        (2,553)        --
Additions to property and equipment . . . . . . . . . .          (251)       (475)
Decrease (increase) in other assets . . . . . . . . . .          (134)         76
                                                            ----------  ----------
       Net cash used in investing activities. . . . . .       (12,264)       (203)
                                                            ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) increase in notes payable -- banks . . . . .        (4,326)         66
Borrowings under long-term debt . . . . . . . . . . . .            71          91
Long-term debt and capital lease principal payments . .           (84)       (469)
Proceeds from issuance of common stock and
  exercise of stock options . . . . . . . . . . . . . .        27,077         --
Repurchase of common stock. . . . . . . . . . . . . . .           --           (9)
                                                            ----------  ----------
       Net cash provided by (used in) financing activities .   22,738        (321)
                                                            ----------  ----------

Effect of exchange rates on cash. . . . . . . . . . . .           (17)         77
                                                            ----------  ----------
       Net (decrease) increase in cash and cash
          equivalents. . . .. . . . . . . . . . . . . .        10,644         (16)
Cash and cash equivalents, beginning of period. . . . .         1,176         535
                                                            ----------  ----------
Cash and cash equivalents, end of period. . . . . . . .       $11,820      $  519
                                                            ==========  ==========

                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                     AEHR TEST SYSTEMS AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     NINE MONTHS ENDED FEBRUARY 28, 1998
                                  (UNAUDITED)

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

                                       Three Months Ended    Nine Months Ended
                                         February 28,          February 28,
                                     --------------------- ---------------------
                                         1998       1997       1998       1997
                                     ---------- ---------- ---------- ----------
Basic EPS:

Net income . . . . . . . . . . . . .     $ 831      $ 590     $2,353     $1,380
                                     ========== ========== ========== ==========
Denominator: Weighted average common
  shares outstanding . . . . . . . .     6,839      4,297      6,134      4,297
                                     ========== ========== ========== ==========

Net income per share (basic) . . . .     $0.12      $0.14     $ 0.38     $ 0.32
                                     ========== ========== ========== ==========


Diluted EPS:
Denominator: Weighted average common
  shares outstanding . . . . . . . .     6,839      4,297      6,134      4,297
Options  . . . . . . . . . . . . . .       315        194        473        199
                                     ---------- ---------- ---------- ----------
Total Shares . . . . . . . . . . . .     7,154      4,491      6,607      4,496
                                     ========== ========== ========== ==========

Net income per share (diluted) . . .     $0.12      $0.13     $ 0.36     $ 0.31
                                     ========== ========== ========== ==========





3.  INVENTORIES:

    Inventory balances as of February 28, 1998 and May 31, 1997 were as follows:

                                     February 28,    May 31,
                                         1998         1997
                                     -----------  -----------
                                     (unaudited)

Raw materials sub-assemblies            $ 4,360      $ 4,376
Work in process                           5,389        5,508
Finished goods                              877          614
                                     -----------  -----------
                                        $10,626      $10,498
                                     ===========  ===========




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


RESULTS OF OPERATIONS

    The following table sets forth items in the Company's Consolidated Statements of Income as a percentage of net sales for the periods indicated.


                                       Three Months Ended    Nine Months Ended
                                         February 28,          February 28,
                                     --------------------- ---------------------
                                         1998       1997       1998       1997
                                     ---------- ---------- ---------- ----------
Net sales. . . . . . . . . . . . . .     100.0 %    100.0 %    100.0 %    100.0 %
Cost of sales. . . . . . . . . . . .      59.7       59.2       60.4       61.4
                                     ---------- ---------- ---------- ----------
Gross profit . . . . . . . . . . . .      40.3       40.8       39.6       38.6
                                     ---------- ---------- ---------- ----------
Operating expenses:
  Selling, general and administrative.    19.6       20.7       19.3       20.3
  Research and development . . . . .      10.4       10.8       10.2       11.0
  Research and development cost
     reimbursement - DARPA . . . . .      (1.1)       --        (1.7)      (0.9)
                                     ---------- ---------- ---------- ----------
          Total operating expenses .      28.9       31.5       27.8       30.4
                                     ---------- ---------- ---------- ----------
Income from operations . . . . . . .      11.4        9.3       11.8        8.2
Interest income (expense). . . . . .       3.0       (1.7)       1.6       (1.6)
Other expense, net . . . . . . . . .      (0.1)      (2.3)      (0.6)      (1.1)
                                     ---------- ---------- ---------- ----------
Income before income taxes and
   minority interest in subsidiary .      14.3        5.3       12.8        5.5
Income tax expense (benefit) . . . .       7.1       (0.2)       6.1        0.9
Minority interest in subsidiary. . .       --         --         --         --
                                     ---------- ---------- ---------- ----------
Net income . . . . . . . . . . . . .       7.2 %      5.5 %      6.7 %      4.6 %
                                     ========== ========== ========== ==========

THREE MONTHS ENDED FEBRUARY 28, 1998 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1997

    NET SALES. Net sales consist primarily of sales of systems, die carriers, test fixtures, upgrades and spare parts and revenues from service contracts. The Company recognizes revenue upon shipment of product. Net sales increased to $11.6 million in the three months ended February 28, 1998 from $10.7 million in the three months ended February 28, 1997, an increase of 7.7%. The growth in net sales resulted primarily from increased shipments of MTX products and traditional burn-in products. The Company anticipates net sales in the fourth quarter of fiscal 1998 to decrease compared to net sales in the third quarter of fiscal 1998, due primarily to current financial difficulties in the Asian market and their effect on the Company's current and prospective customers, including the dramatic decline in DRAM prices and lower levels of capital expenditures.

    GROSS PROFIT. Gross profit consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit increased to $4.7 million in the three months ended February 28, 1998 from $4.4 million in the three months ended February 28, 1997, an increase of 6.4%. Gross profit margin decreased to 40.3% in the three months ended February 28, 1998 from 40.8% in the three months ended February 28, 1997. The decrease in gross profit margin was primarily due to increases in provisions for warranty and inventory reserves, partially offset by lower material costs as a percentage of net sales.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related costs of employees, customer support costs, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses increased to $2.3 million in the three months ended February 28, 1998 from $2.2 million in the three months ended February 28, 1997, an increase of 2.2%. The increase in SG&A expenses was primarily due to an increase in the provision for doubtful accounts and to new expenses related to the Company's status of being publicly held. As a percentage of net sales, SG&A expenses decreased to 19.6% in the three months ended February 28, 1998 from 20.7% in the three months ended February 28, 1997. The decrease in SG&A expenses as a percentage of net sales was primarily due to the increase in net sales. The Company anticipates that SG&A expenses will decrease in the fourth quarter of fiscal 1998 compared to the third quarter of fiscal 1998.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses were approximately unchanged at $1.2 million in the three months ended
February 28, 1998 and in the three months ended February 28, 1997. As a percentage of net sales, R&D expenses decreased to 10.4% in the three months ended February 28, 1998 from 10.8% in the three months ended February 28, 1997, reflecting higher net sales. The Company anticipates that R&D expenses will increase for fiscal 1998 compared to fiscal 1997, while such expenses may fluctuate as a percentage of net sales.

    RESEARCH AND DEVELOPMENT COST REIMBURSEMENT - DARPA. Research and development cost reimbursement - DARPA ("R&D - DARPA") is a credit representing reimbursements by DARPA of costs incurred in the Company's wafer-level burn-in development project. R&D - DARPA increased to $128,000 in the three months ended February 28, 1998 from nil in the three months ended February 28, 1997. Payments by DARPA depend on satisfaction of development milestones, and the level of payments may vary significantly from quarter to quarter. R&D - DARPA was nil in the three months ended February 28, 1997 because no DARPA payment had been received to offset the project expenses incurred in the period. The Company anticipates that R&D - DARPA in the fourth quarter of fiscal 1998 will increase compared to the amount recorded in the third quarter of fiscal 1998.

    INTEREST INCOME (EXPENSE). Interest income was $349,000 in the three months ended February 28, 1998, as compared with interest expense of $185,000 in the three months ended February 28, 1997. The interest income was primarily due to investment income from the proceeds obtained from the initial public offering in August 1997 and reduced interest expense resulting primarily from repayment of the short term debt.

    OTHER EXPENSE, NET. Other expense, net decreased to $7,000 in the three months ended February 28, 1998 from $246,000 in the three months ended February 28, 1997, a decrease of 97.2%. The decrease was primarily due to a nominal currency exchange gain in the three months ended February 28, 1998 compared to a substantially larger currency exchange loss incurred by the Company's Japanese subsidiary in the three months ended February 28, 1997.

    INCOME TAX EXPENSE (BENEFIT). Income tax expense was $826,000 in the three months ended February 28, 1998, compared to income tax benefit of $19,000 in the three months ended February 28, 1997. The tax benefit in the three months ended February 28, 1997 consisted of reduced tax liabilities in the Company's German subsidiary, partially offset by the minimum federal and state taxes in the U.S., as operating loss carryforwards offset other taxable income. The effective tax rate for the three months ended February 28, 1998 more closely approximates normal operations, although it is higher than the statutory U.S. rate because no tax benefit is recorded for losses in the Company's Japanese subsidiary. The Company anticipates that its Japanese subsidiary will record a loss in the fourth quarter of fiscal 1998.

    MINORITY INTEREST IN SUBSIDIARY. Minority interest in subsidiary is a line item which excludes a percentage, 5.2% as of February 28, 1998 and 13.3% as of February 28, 1997, of the total profits or losses of the Company's Japanese subsidiary in order to account for the minority shareholders' interest in the subsidiary. Minority interest in subsidiary remained at nil for both the three months ended February 28, 1998 and the three months ended February 28, 1997. The Company's Japanese subsidiary has had cumulative losses in recent quarters and no exclusion of the losses incurred by the subsidiary is made in either period.

NINE MONTHS ENDED FEBRUARY 28, 1998 COMPARED TO NINE MONTHS ENDED
FEBRUARY 28, 1997

    NET SALES. Net sales increased to $35.0 million in the nine months ended February 28, 1998 from $30.3 million in the nine months ended February 28, 1997, an increase of 15.4%. The growth in net sales was caused primarily by increased shipments of MTX products.

    GROSS PROFIT. Gross profit increased to $13.8 million in the nine months ended February 28, 1998 from $11.7 million in the nine months ended February 28, 1997, an increase of 18.4%. Gross profit margin increased to 39.6% in the nine months ended February 28, 1998 from 38.6% in the nine months ended February 28, 1997. The improvement in gross profit margin was primarily due to lower material costs as a percentage of net sales, partially offset by an increase in provision for warranty.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased to $6.7 million in the nine months ended February 28, 1998 from $6.2 million in the nine months ended February 28, 1997, an increase of 9.3%. The increase in SG&A expenses was primarily due to an increase in the provision for doubtful accounts and to new expenses related to the Company's status of being publicly held. As a percentage of net sales, SG&A expenses decreased to 19.3% in the nine months ended February 28, 1998 from 20.3% in the nine months ended February 28, 1997. The decrease in SG&A expenses as a percentage of net sales was primarily due to the increase in net sales.

    RESEARCH AND DEVELOPMENT. R&D expenses increased to $3.6 million in the nine months ended February 28, 1998 from $3.3 million in the nine months ended February 28, 1997, an increase of 6.7%. The increase in R&D expenses was primarily due to increased employment costs. As a percentage of net sales, R&D expenses decreased to 10.2% in the nine months ended February 28, 1998 from 11.0% in the nine months ended February 28, 1997, reflecting higher net sales.


    RESEARCH AND DEVELOPMENT COST REIMBURSEMENT - DARPA. R&D - DARPA increased to $599,000 in the nine months ended February 28, 1998 from $293,000 in the nine months ended February 28, 1997, an increase of 104.4%. The increase was due to the timing of completion and approval of the DARPA development milestones, as no milestone was approved in the three months ended February 28, 1997.

    INTEREST INCOME (EXPENSE). Interest income was $577,000 in the nine months ended February 28, 1998, as compared with interest expense of $471,000 in the nine months ended February 28, 1997. Interest income in the nine months ended February 28, 1998 was primarily due to investment income from the proceeds obtained from the initial public offering in August 1997. Interest expense in the nine months ended February 28, 1997 was primarily related to short term debt which was subsequently repaid.

    OTHER EXPENSE, NET. Other expense, net decreased to $224,000 in the nine months ended February 28, 1998 from $350,000 in the nine months ended February 28, 1997, a decrease of 36.0%. The decrease was primarily due to the recognition of the Company's 25% interest in ESA Electronics Pte Ltd., a Singapore corporation, in the nine months ended February 28, 1998.

    INCOME TAX EXPENSE. Income tax expense increased to $2.1 million in the nine months ended February 28, 1998 from $288,000 in the nine months ended February 28, 1997. Tax expense in the nine months ended February 28, 1997 consisted primarily of taxes on earnings of the Company's German subsidiary and, to a lesser extent, the minimum federal and state taxes in the U.S., as operating loss carryforwards offset other taxable income. The effective tax rate for the nine months ended February 28, 1998 more closely approximates normal operations, although it is higher than the statutory U.S. rate because no tax benefit is recorded for losses in the Company's Japanese subsidiary.

    MINORITY INTEREST IN SUBSIDIARY. Minority interest in subsidiary decreased to nil in the nine months ended February 28, 1998 from $3,000 in the nine months ended February 28, 1997.


LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary source of liquidity has been the cash flow generated from the Company's August 1997 initial public offering, resulting in net proceeds to the Company of approximately $26.8 million. As of February 28, 1998, the Company had $22.7 million in cash and short term investments.

    Net cash provided by operating activities was approximately $187,000 for the nine months ended February 28, 1998 and was $431,000 for the nine months ended February 28, 1997. For the nine months ended February 28, 1998, net cash provided by operating activities was due primarily to net income of $2.4 million and increases in accrued expenses and deferred revenue of $1.9 million, partially offset by an increase in accounts receivable of $4.0 million. For the nine months ended February 28, 1997, net cash provided by operating activities was primarily due to net income of $1.4 million and a decrease in accounts receivable of $2.6 million, partially offset by an increase in inventory of $3.2 million.

    Net cash used in investing activities was approximately $12.3 million for the nine months ended February 28, 1998 and was $203,000 for the nine months ended February 28, 1997. The increase in cash used in investing activities during the nine months ended February 28, 1998 was primarily due to the short term and long term investments made with proceeds from the Company's initial public offering in August 1997.

    Financing activities provided cash of approximately $22.7 million in the nine months ended February 28, 1998 and used cash of approximately $321,000 in the nine months ended February 28, 1997. The increase in cash provided by financing activities was primarily attributable to the Company's initial public offering.

    As of February 28, 1998, the Company had working capital of $34.7 million, compared with $7.9 million as of May 31, 1997. Working capital consists of cash and cash equivalents, short term cash deposits, accounts receivable, inventory and other current assets, less current liabilities. The increase in working capital as of February 28, 1998 was primarily due to the proceeds from the Company's initial public offering.

    From time to time, the Company evaluates potential acquisitions of businesses, products or technologies that complement the Company's business. Any such transactions, if consummated, may use a portion of the Company's working capital or require the issuance of equity. The Company has no present understandings, commitments or agreements with respect to any material acquisitions.

    The Company anticipates that the existing cash balance together with anticipated cash provided by operations are adequate to meet its working capital and capital equipment requirements through fiscal 1999. After fiscal 1999, depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required, or if available, that such financing can be obtained on terms satisfactory to the Company.



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

        DEPENDENCE ON MARKET ACCEPTANCE OF MTX SYSTEM. A principal element of the Company's strategy is to capture an increasing share of the memory test equipment market through sales of the MTX massively parallel test system. The MTX is a new system designed to perform both burn-in and many of the final test functions currently performed by high-cost memory testers and the market for MTX systems is in the early stage of development. The Company's strategy depends, in part, upon its ability to persuade potential customers that the MTX system can successfully perform a significant portion of such final test functions and that transferring such tests to MTX systems will reduce their overall capital and test costs. There can be no assurance that the Company's strategy will be successful. The failure of the MTX system to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and operating result.

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

        CUSTOMER CONCENTRATION. The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and contract assemblers accounting for a substantial portion of the purchases of semiconductor equipment. Sales to the Company's five largest customers accounted for approximately
55.8%, 69.2%, and 77.7% of its net sales in fiscal 1996, 1997 and the first nine months of fiscal 1998, respectively. Siemens accounted for 54.1% of net sales in the first nine months of fiscal 1998. During fiscal 1996 and 1997, Siemens accounted for 29.1% and 55.7% of the Company's net sales, respectively. White Oak Semiconductor represented
10.4% of net sales for the nine months ended February 28, 1998. No other customers represented more than 10% of the Company's net sales for any of such periods. The Company expects that sales of its products to a limited number of customers may continue to account for a high percentage of net sales for the foreseeable future. In addition, sales to particular customers may fluctuate significantly from quarter to quarter. The loss of or reduction or delay in orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect the Company's business, financial condition and operating results.

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

        A substantial portion of the world's manufacturers of memory devices are in Korea, Japan and Taiwan and growth in the Company's net sales depends in large part upon its ability to penetrate the Korean and Japanese markets. Both the Korean and Japanese markets are difficult for foreign companies to penetrate. The Company has served the Japanese market through its Japanese subsidiary, which has experienced limited success and incurred operating losses in recent years. Sales into Korea have not been significant in recent years. The Company formerly served the Korean market through a direct support operation, which was closed in 1996. The Company subsequently selected a local distributor, but its sales into Korea remained low and that distribution relationship was terminated. The Company has recently selected a new distributor. The lack of local manufacturing may impede the Company's efforts to develop the Korean market. Taiwan also represents an increasingly important portion of the memory manufacturer market. The Company relies on an independent distributor in Taiwan and does not have any direct operations in Taiwan. There can be no assurances that the Company's efforts in Japan, Korea or Taiwan will be successful or that the Company will be able to achieve and sustain significant sales to, or be able to successfully compete in, the Japanese, Korean or Taiwanese test and burn-in markets.

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

        UNCERTAINTIES RELATING TO DARPA FUNDING FOR RESEARCH AND DEVELOPMENT. In 1994, the Company entered into a cost-sharing agreement with DARPA, a U.S. government agency, under which DARPA is providing co-funding for the development of wafer-level burn-in and test equipment. The contract provides for potential payments by DARPA totaling up to $6.5 million. The agreement provides that (i) the Company shall retain title to all co-funded inventions, (ii) DARPA will receive a paid-up license to use the inventions for government purposes and (iii) DARPA can require the Company to license the inventions to third parties on reasonable terms if the Company fails to adequately commercialize the inventions. Payments by DARPA depend on satisfaction of development milestones, and DARPA has the right to terminate project funding at any time. The level of payments may vary significantly from quarter to quarter. There can be no assurance that the Company will meet the development milestones or that DARPA will continue funding the project. If DARPA funding were discontinued and the Company continued the project, the Company's operating results would be adversely affected. There can also be no assurance that the development project will result in any marketable products. The Company has completed certain development milestones and invoiced $2.9 million through February 28, 1998. The remaining funding is subject to milestones scheduled to be completed through January 1999.

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

        YEAR 2000. The Company and its subsidiaries are taking action to provide that their computer systems are capable of processing for the periods of year 2000 and beyond. The costs associated with these actions are not expected to significantly affect operating cash flows.


                                PART II - OTHER INFORMATION
Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
                (a)  Exhibit 27.1 Financial Data Schedule
                (b)  No reports on Form 8-K were filed by the Company
                    during the quarter ended February 28, 1998.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Aehr Test Systems
                                                    (Registrant)

Date:     April 14, 1998                     /s/  RHEA J. POSEDEL
                                                  ---------------
                                                  Rhea J. Posedel
                                        President and Chief Executive Officer

Date:     April 14, 1998                     /s/  GARY L. LARSON
                                                  --------------
                                                  Gary L. Larson
                                            Vice President of Finance and
                                               Chief Financial Officer