Form 10-K
period 1998-05-31
AEHR TEST SYSTEMS
filed 1998-08-28
CIK 1040470

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required).

                  For the fiscal year ended May 31, 1998

                                      or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required).

     For the transition period from ________________ to ________________

                          Commission file number: 333-28987.

                                ---------------

                                  AEHR TEST SYSTEMS
            (Exact name of Registrant as specified in its charter)



          CALIFORNIA                                   94-2424084
(State or other jurisdiction of         (IRS Employer Identification Number)
 incorporation or organization)

1667 PLYMOUTH STREET,  MOUNTAIN VIEW, CA                      94043
(Address of principal executive offices)                   (Zip Code)

      Registrant's telephone number, including area code: (650) 691-9400

                                ---------------

      Securities registered pursuant to Section 12(b) of the Act:   None
         Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   [X]  No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]

     The aggregate market value of the Registrant's Common Stock, par value $.01 per share, held by non-affiliates of the Registrant, based upon the closing price of $4.438 on July 31, 1998, as reported on the Nasdaq National Market, was approximately $24,665,000. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock (other than such persons of whom the Registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

     The number of shares of Registrant's Common Stock, par value $.01 per share, outstanding at July 31, 1998 was 6,924,129.

Documents Incorporated By Reference

    Certain information required by Items 10, 11, 12 and 13 of this report on Form 10-K is incorporated by reference from the Registrant's proxy statement for the Annual Meeting of Shareholders to be held on October 28, 1998 (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year ended May 31, 1998.


================================================================================

                               AEHR TEST SYSTEMS

                                   FORM 10-K
                       FISCAL YEAR ENDED MAY 31, 1998

                               TABLE OF CONTENTS

                                    PART I
Item  1.      Business ................................................      4
Item  2.      Properties  .............................................     15
Item  3.      Legal Proceedings .......................................     15
Item  4.      Submission of Matters to a Vote of Security Holders .....     15


                                    PART II

Item  5.      Market for the Registrant's Common Equity and Related
                Shareholder Matters ...................................     16
Item  6.      Selected Financial Data .................................     18
Item  7.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations .............................     19
Item  8.      Financial Statements and Supplementary Data .............     39
Item  9.      Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure ...................     60


                                   PART III

Item 10.      Directors and Executive Officers of the Registrant ......     61
Item 11.      Executive Compensation ..................................     61
Item 12.      Security Ownership of Certain Beneficial Owners and
                Management ............................................     61
Item 13.      Certain Relationships and Related Transactions ..........     61

                                    PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on
                Form 8-K ..............................................     62



              Signatures ..............................................     66

    This Annual Report on Form 10-K contains forward-looking statements with respect to Aehr Test Systems ("Aehr Test" or the "Company") which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements due to a number of factors, including those described herein and the documents incorporated herein by reference, and those factors described in Part II, Item 7 under "Factors that May Affect Future Results of Operations."


                                    PART I

Item 1.   Business

THE COMPANY

    Aehr Test Systems develops, manufactures and sells systems which are designed to reduce the cost of testing DRAMs and other memory devices, perform reliability screening or burn-in of complex logic and memory devices, and enable IC manufacturers to perform test and burn-in of bare die. Leveraging its expertise as a long-time leading provider of burn-in equipment, with over 2,000 systems installed world-wide, the Company has developed and introduced two innovative product families, the MTX system and the DiePak carrier. The MTX is a massively parallel test system capable of processing thousands of memory devices simultaneously. The MTX system performs not only burn-in but also many of the tests traditionally performed in final test by lower-throughput, higher-cost memory testers. The DiePak carrier is a reusable, temporary package that enables IC manufacturers to perform cost-effective final test and burn-in of bare die.


INDUSTRY BACKGROUND

    Semiconductor manufacturing is a complex, multi-step process and defects or weaknesses that may result in the failure of an IC may be introduced at any process step. Failures may occur immediately or at any time during the operating life of an IC, sometimes after several months of normal use. Semiconductor manufacturers rely on testing and reliability screening to detect failures that occur during the manufacturing process.

    Testing and reliability screening involves multiple steps. The first set of tests is typically performed before the processed semiconductor wafer is cut into individual die, in order to avoid the cost of packaging defective die into their plastic or ceramic packages. After the die are packaged and before they undergo reliability screening, a short test is typically performed in order to detect packaging defects. Most leading-edge microprocessors, microcontrollers, digital signal processors, and memory ICs then undergo an extensive reliability screening and stress testing procedure known as "burn-in." The burn-in process screens for early failures by operating the IC at elevated voltages and temperatures, usually at 125 degrees C (257 degrees F), for periods typically ranging from 12 to 48 hours. Burn-in systems can process thousands of ICs simultaneously. After burn-in, the ICs undergo a final test process using automatic test equipment ("testers"). Testers can test up to 64 ICs simultaneously and perform a variety of tests at multiple temperatures.

PRODUCTS

    The Company manufactures and markets massively parallel test systems, burn-in systems, die carriers, test fixtures and related accessories.

    All of the Company's systems are modular, allowing them to be configured with optional features to meet customer requirements. Systems can be configured for use in production applications, where capacity, throughput and price are most important, or for reliability engineering and quality assurance applications, where performance and flexibility, such as extended temperature ranges, are essential.


  MASSIVELY PARALLEL TEST SYSTEM

   The MTX massively parallel test system is designed to reduce the cost of memory test by processing thousands of memory devices simultaneously, including DRAMs, SDRAMs, Rambus DRAMs, SRAMs and most application-specific memories. The MTX system can perform a significant number of tests usually performed by memory testers, including pattern sensitivity tests, functional tests, data retention tests and refresh tests. The Company estimates that transferring these tests from memory testers to the MTX system can reduce the time that a memory device must be tested by a memory tester by up to 75%, thereby reducing the required number of memory testers and, as a result, reducing capital and operating costs.

    The MTX system consists of several subsystems: pattern generation and test electronics, control software, network interface, environmental chamber and automation. The MTX system has an algorithmic test pattern generator which allows it to duplicate most of the tests performed by a memory tester. Pin electronics at each performance test board ("PTB") position are designed to provide accurate signals to the memories being tested and detect whether a device is failing the test. An optional enhanced fault collection capability allows the MTX to identify which cells in a memory IC are failing, resulting in information which can be used to sort partially good devices, and for engineering characterization of new device types.

    Devices being tested are placed on PTBs and loaded into environmental chambers which typically operate at temperatures from 25 degrees C (77 degrees
F) up to 150 degrees C (302 degrees F) (optional chambers can produce temperatures as low as -55 degrees C (-67 degrees F)). A single PTB can hold up to 256 64 megabit ("Mb") DRAMs, and a production chamber holds 30 PTBs, resulting in up to 7,680 devices being tested in parallel in a single system. For production environments, the systems include an automatic PTB insertion/ejection mechanism for more efficient handling of production quantities of PTBs.

  BURN-IN SYSTEMS

    The MAX system is designed for dynamic burn-in of memory and low pin-count logic devices. The production version holds 64 burn-in boards ("BIBs"), each of which may hold 350 or more devices, resulting in a system capacity of 22,400 or more devices. The MAX system's 48-channel pin electronics and ability to run stored test patterns also allow it to be used for application-specific memory devices and many logic devices. The pin electronics are designed to provide precisely-controlled voltages and signals to the devices on the BIBs and to protect them from damage during the burn-in process. The MAX2 introduced in July, 1997, features multi-tasking Windows NT-based software which includes lot tracking and reporting software that are needed for production and military applications. The MAX3, currently completing development, increases the pin electronics to 48 channels, and handles the latest low voltage ICs. The MAX2 and MAX3 also have extended stored test program capability for more complete exercise of complex logic devices such as digital signal processors.

    The ATX system is designed for dynamic and monitored burn-in of high pin-count VLSI devices, including microprocessors, microcontrollers, applications-specific ICs ("ASICs"), and certain memory devices. The ATX system uses much of the same software as the MAX system and contains additional features such as an interface to CAE systems for program development and output monitoring to ensure that the devices receive the specified voltages and signals. Its 256-channel pin electronics configuration allows it to handle complex logic devices, and its ability to burn in different device types in each of the system's 32 BIB positions is useful for quality assurance applications. The Windows NT-based ATX2, currently completing development, includes a high current feature to allow the system to burn-in more devices, plus an extended pattern generation capability.


  DIEPAK CARRIERS

    The Company's DiePak product line includes a family of reusable, temporary die carriers and associated sockets which enable the test and burn-in of bare die using the same test and burn-in systems used for packaged ICs. DiePak carriers offer cost-effective solutions for providing known good die for most types of ICs, including memory, microcontroller and microprocessor devices.
The DiePak carrier was introduced in fiscal 1995 following a development effort that included the Company and Nitto Denko Corporation, which manufactured the interconnect substrate.

    The DiePak carrier consists of an interconnect substrate, which provides electrical connection between the die pads and the socket contacts, and a mechanical support system. The substrate is customized for each IC product. The DiePak carrier comes in 108, 172 and 320 pin versions to handle ICs ranging from low pin-count memories to high pin-count microprocessors. The DiePak carrier and socket feature a small footprint which reduces test and burn-in cost because more devices may be processed simultaneously on a test fixture.

  TEST FIXTURES

    The Company manufactures and sells custom designed test fixtures including performance test boards for use with the MTX massively parallel test system and burn-in boards for its burn-in systems. PTBs and BIBs hold the devices undergoing test or burn-in and electrically connect the devices under test to the system electronics. The capacity of each PTB or BIB depends on the type of device being tested or burned-in, ranging from several hundred in memory production to as few as eight for high pin-count complex ASIC devices. PTBs and BIBs are sold both with new Aehr Test systems and for use with the Company's installed base of systems. Due to the advanced test requirements of the MTX system, PTBs are substantially more complex than BIBs. The Company has patented certain features of the PTB and to date has licensed one other company to supply PTBs.


CUSTOMERS

    The Company markets and sells its products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies.

    Sales to the Company's five largest customers accounted for approximately 75.2%, 69.2%, and 55.8% of its net sales in fiscal 1998, 1997 and 1996, respectively. During fiscal 1998, 1997 and 1996, Siemens accounted for 47.0%, 55.7% and 29.1% of the Company's net sales, respectively. Additionally, during fiscal 1998 Motorola accounted for 12.8% of the Company's net sales. No other customers represented more than 10% of the Company's net sales for any of such periods. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. In addition, sales to particular customers may fluctuate significantly from quarter to quarter. The loss or reduction or delay in orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect the Company's business, financial condition and operating results.


MARKETING, SALES AND CUSTOMER SUPPORT

    The Company has sales and service operations in the United States, Japan and Germany and has established a network of distributors and sales representatives in other key parts of the world.

    The Company's customer service and support program includes system installation, system repair, applications engineering support, spare parts inventories, customer training, and documentation. The customer support organization has both applications engineering and field service personnel located at the corporate headquarters in Mountain View, California and at the Company's subsidiaries in Germany and Japan. The Company's distributors provide applications and field service support in other parts of the world. The Company customarily provides a warranty on its products. The Company offers service contracts on its systems directly and through its subsidiaries, distributors, and representatives.

BACKLOG

    As of May 31, 1998 and 1997, the Company's backlog was $4.6 million and $20.9 million, respectively. The Company's backlog consists of product orders for which confirmed purchase orders have been received and which are scheduled for shipment within 12 months. Most orders are subject to rescheduling or cancellation by the customer with limited penalties. Because of the possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments, the Company's backlog as of a particular date may not be indicative of net sales for any succeeding period.


RESEARCH AND PRODUCT DEVELOPMENT

    The Company historically has devoted a significant portion of its financial resources to research and development programs and expects to continue to allocate significant resources to these efforts. The Company's research and development expenses during fiscal 1998, 1997 and 1996 were approximately $4.5 million, $4.5 million and $4.1 million, respectively.

    The Company conducts ongoing research and development to develop new products and to support and enhance existing product lines. The Company is currently developing capability and performance enhancements to the MTX, MAX and ATX systems for future generation ICs. The Company is also developing DiePak carriers to accommodate additional types of devices.

    Building upon the expertise gained in the development of its existing products, the Company is pursuing a long-term project to develop a system for performing test and burn-in of entire processed wafers, rather than individual die or packaged parts. This wafer-level burn-in and test project is being financed by the Company and Defense Advanced Research Projects Agency ("DARPA") under a cost-sharing agreement entered into in 1994.


MANUFACTURING

    The Company assembles its products from components and parts manufactured by others, including environmental chambers, power supplies, metal fabrications, printed circuit assemblies, integrated circuits, burn-in sockets and interconnect substrates. Final assembly and test are performed within the Company's facilities. The Company's strategy is to use in-house manufacturing only when necessary to protect a proprietary process or if a significant improvement in quality, cost or lead time can be achieved. The Company's principal manufacturing facility is located in Mountain View, California. The Company's Tokyo, Japan facility provides final test, limited manufacturing and product customization.

    The Company relies on subcontractors to manufacture many of the components or subassemblies used in its products. The Company's MTX, MAX and ATX systems contain several components, including environmental chambers, power supplies and certain ICs, which are currently supplied by only one or a limited number of suppliers. The DiePak products include an interconnect substrate which is supplied only by Nitto Denko Corporation. The Company's reliance on subcontractors and single source suppliers involves a number of significant risks, including the loss of control over the manufacturing process, the potential absence of adequate capacity and reduced control over delivery schedules, manufacturing yields, quality and costs. In the event that any significant subcontractor or single source supplier were to become unable or unwilling to continue to manufacture subassemblies, components or parts in required volumes, the Company would have to identify and qualify acceptable replacements. The process of qualifying subcontractors and suppliers could be lengthy, and no assurance can be given that any additional sources would be available to the Company on a timely basis. Any delay, interruption or termination of a supplier relationship could have a material adverse effect on the Company's business, financial condition and operating results.


COMPETITION

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

    Because the Company's MTX system performs burn-in and many of the functional tests performed by memory testers, the Company expects that the MTX system will face intense competition from burn-in system suppliers and traditional memory tester suppliers. The market for burn-in systems is highly fragmented, with many domestic and international suppliers. Some users, such as independent test labs, build their own burn-in systems, and some other users, particularly large Japanese IC manufacturers, acquire burn-in systems from captive or affiliated suppliers. Competing suppliers of burn-in and functional test systems include Ando Corporation, Japan Engineering Company and Reliability Incorporated. In addition, suppliers of memory test equipment including Advantest Corporation and Teradyne, Inc. may seek to offer competitive parallel test systems in the future.

    The Company's MAX dynamic and ATX monitored and dynamic burn-in systems increasingly have faced and are expected to continue to face severe competition, especially from local, low cost manufacturers. Also, the MAX dynamic burn-in system faces severe competition from manufacturers of monitored burn-in systems that perform limited functional tests, including tests designed to ensure the devices receive the specified voltages and signals.

    The Company's DiePak products face significant competition. Texas Instruments Incorporated sells a temporary, reusable bare die carrier which is intended to enable burn-in and test of bare die, and the Company believes that several other companies have developed or are developing other such products. As the bare die market develops, the Company expects that other competitors will emerge. The Company expects that the primary competitive factors in this market will be cost, performance, reliability and assured supply.

    The Company's test fixture products face numerous competitors. There are limited barriers to entry into the BIB market, and as a result, many small companies design and manufacture BIBs, including BIBs for use with the Company's MAX and ATX systems. The Company's strategy is to provide higher performance BIBs, and the Company generally does not compete to supply lower cost, low performance BIBs. The Company has granted a royalty-bearing license to one company to make PTBs for use with its MTX systems, in order to assure customers of a second source of supply, and the Company may license others as well. Sales of PTBs by licensees would result in royalties to the Company but would reduce the Company's own sales of PTBs.

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


PROPRIETARY RIGHTS

    The Company relies primarily on the technical and creative ability of its personnel, its proprietary software, and trade secret and copyright protection, rather than on patents, to maintain its competitive position. The Company's proprietary software is copyrighted and licensed to the Company's customers. The Company currently holds four issued United States patents and has one additional United States patent application and several foreign patent applications pending. The Company has one United States trademark registration. One issued patent covers the method used to connect the PTBs with the MTX system. Another issued patent relating to the MTX includes claims covering certain details of the electronic implementation used to obtain high performance in the MTX system and also covering certain testing methods.

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


EMPLOYEES

    As of June 30, 1998, the Company and its two foreign subsidiaries employed 155 persons full-time, of whom 41 were engaged in research, development, and related engineering, 56 in manufacturing, 42 in marketing, sales, and customer support, and 16 in general administration and finance. 34 persons are employed by the Company's subsidiary in Japan. In addition, the Company from time to time employs a number of part-time employees and contractors, particularly in manufacturing. The Company's success is in part dependent on its ability to attract and retain highly skilled workers, who are in high demand. None of the Company's employees is represented by a union and the Company has never experienced a work stoppage. Management considers its relations with its employees to be good.

                                   MANAGEMENT

EXECUTIVE OFFICERS AND DIRECTORS

  The executive officers and directors of the Company are as follows:


Name of Executive Officer   Age       Positions with the Company
--------------------------  ----  -----------------------------------
Rhea J. Posedel............  56   President, Chief Executive Officer and
                                    Chairman of the Board of Directors

Gary L. Larson.............  48   Vice President of Finance and Chief
                                    Financial Officer

William D. Barraclough.....  54   Vice President of Test Systems
                                    Engineering

Carl N. Buck...............  46   Vice President of Marketing

Richard F. Sette...........  60   Vice President of Operations

Raul V. Tan................  38   Vice President of Research and
                                    Development Engineering

Yasushi Naitoh...........    45   President, Aehr Test Systems Japan

William W. R. Elder (1)(2).  59   Director

Mario M. Rosati (1)........  52   Director and Secretary

David Torresdal (2)........  60   Director

------------------------
(1) Member of the Compensation Committee.

(2) Member of the Audit Committee.



    RHEA J. POSEDEL is a founder of the Company and has served as President, Chief Executive Officer and Chairman of the Board of Directors since its inception in 1977. Prior to founding the Company, Mr. Posedel held various project engineering and engineering managerial positions at Lockheed Martin Corporation (formerly "Lockheed Missile & Space Corporation"), Ampex Corporation, and Cohu, Inc. He received a B.S. in Electrical Engineering from the University of California, Berkeley, an M.S. in Electrical Engineering from San Jose State University and an M.B.A. from Golden Gate University.

    GARY L. LARSON joined the Company in April 1991 as Chief Financial Officer and was elected Vice President of Finance in February 1992. From 1986 to 1990, he served as Chief Financial Officer, and from 1988 to 1990 also as President and Chief Operating Officer, of Nanometrics Incorporated, a manufacturer of measurement and inspection equipment for the semiconductor industry. Mr. Larson received a B.S. in Mathematics/Finance from Harvey Mudd College.

    WILLIAM D. BARRACLOUGH joined the Company as an Account Manager in February 1989 and held various positions until he was elected Vice President of Test Systems Engineering in August 1996. From 1984 to 1989, Mr. Barraclough served as Vice President of Marketing at Thermonics, Inc., a manufacturer of temperature control equipment for electronics devices. Mr. Barraclough received a B.S.E.E. from the University of Southern California.

    CARL N. BUCK joined the Company as a Product Marketing Manager in 1983 and held various positions until he was elected Vice President of Engineering in November 1992, Vice President of Research and Development Engineering in November 1996, and Vice President of Marketing in September 1997. From 1978 to 1983, Mr. Buck served as Product Marketing Manager at Intel Corporation, an integrated circuit and microprocessor company. Mr. Buck received a B.S.E.E. from Princeton University, an M.S. in Electrical Engineering from the University of Maryland and an M.B.A. from Stanford University.

    RICHARD F. SETTE rejoined the Company as Vice President of Operations in January 1996, after serving in that same position from 1984 to 1987. He served as Senior Director of Operations of Northrop Grumman Corp., a manufacturer of aircraft and aircraft subsystems, from 1987 to 1993, as Vice President of Operations of Symtek, Inc., which manufactures handling equipment for the semiconductor industry, from 1993 to 1994 and as Director of Engineering at SatCom Technologies Corp., a developer of energy storage systems, from 1994 to 1995. Mr. Sette received a B.S.E.E. and an M.S.E.E. from Northeastern University.

    RAUL V. TAN joined the Company as Director of Factory Automation in March 1997, and was elected Vice President of Research and Development Engineering in September 1997. Prior to joining the Company, Mr. Tan served as Director of Software at Lam Research Corporation. From 1987 to 1991, Mr. Tan held various engineering management positions with General Signal Corporation's Semiconductor Group. Mr. Tan received a Master of Engineering in Robotics from Carnegie-Mellon University and a B.S. cum laude in Mechanical Engineering from De La Salle University.

    YASUSHI NAITOH joined the Company as President, Aehr Test Systems Japan K.K., the Company's Japanese subsidiary, in October 1997. He was employed at Tokyo Electron Limited, a leading worldwide semiconductor equipment manufacturer from 1983 to 1997, during which time he held various positions, including serving as Senior Department Manager of Test Systems and Senior Department Manager of Automation Systems. Mr. Naitoh graduated from Kanagawa University in Kanagawa, Japan where he majored in Mechanical Engineering.

    WILLIAM W. R. ELDER has been a director of the Company since 1989. Dr. Elder was the Chief Executive Officer of Genus, Inc. ("Genus"), a semiconductor company, from his founding of Genus in 1981 to September 1996, and has been serving in that same position again since April 1998. Dr. Elder has been a director of Genus since its inception. Dr. Elder holds a B.S.I.E. and an honorary Doctorate Degree from the University of Paisley in Scotland.

    MARIO M. ROSATI has served as Secretary and a director of the Company since 1977. He is a member of the law firm of Wilson Sonsini Goodrich & Rosati, which he joined in 1971. Mr. Rosati is a graduate of Boalt Hall, University of California at Berkeley. Mr. Rosati is a director of C*ATS Software Inc., Genus, Inc., Meridian Data, Inc., Ross Systems, and Sanmina Corporation, as well as several private companies.

    DAVID TORRESDAL has been a director of the Company since 1977. He has been President of Davtron, Inc., a manufacturer of aircraft electronic equipment, since 1970. Mr. Torresdal received an A.A.S. in Engineering from Oregon Technical Institute.


DIRECTORS' COMPENSATION AND OTHER ARRANGEMENTS

    Directors of the Company do not receive any cash compensation for their services as members of the Board of Directors, although they are reimbursed for certain expenses incurred in attending Board and committee meetings. Directors are eligible to participate in the Company's option plans. In fiscal 1996, the Company granted options to purchase 55,000 shares to William Elder at $4.00 per share, 20,000 shares to Mario Rosati at $4.00 per share, and 20,000 shares to David Torresdal at $4.00 per share. Directors were granted no options in fiscal 1997 and 1998.

    The Board of Directors has a Compensation Committee and an Audit Committee. The Compensation Committee, which is comprised of William Elder and Mario Rosati, makes recommendations to the Board of Directors regarding executive compensation matters, including decisions relating to salary and bonus and grants of stock options. The Audit Committee, which is comprised of William Elder and David Torresdal, approves the Company's independent auditors, reviews the results and scope of annual audits and other accounting related services, and reviews and evaluates the Company's internal audit and control functions.

Item 2.   Properties

    The Company's principal administrative and production facilities are located in Mountain View, California, in a 61,364 square foot building. The lease on this building expires in September 1999; the Company has an option to extend the lease of its headquarters building for an additional five year period at rates to be negotiated. The Company also leases a sales office in Irvine, California. The Company's Japan facility is located in Tokyo in a 11,029 square foot building under a lease which expires in 2004. The Company leases a sales and support office in Utting, Germany. The Company's and its subsidiaries' annual rental payments currently aggregate approximately $1.1 million. The Company believes that alternate facilities would be available if needed.


Item 3.   Legal Proceedings

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


Item 4.   Submission of matters to a vote of security holders

        None.

                                    PART II

Item 5. Market for the registrant's common equity and related shareholder matters

(a) The Company's Common Stock has been publicly traded on the Nasdaq National Market under the symbol "AEHR" since the Company's initial public offering ("IPO") on August 15, 1997. The initial public offering price was $12.00 per share. The following table sets forth, for the periods indicated, the high and low sale prices for the Common Stock on such market.

                                                        High       Low
                                                      --------- ---------

Fiscal 1998:
 First quarter ended August 31, 1997
  (beginning August 15, 1997) ......................    $20.25    $14.13
 Second quarter ended November 30, 1997.............     25.25      9.00
 Third quarter ended February 28, 1998..............     10.00      5.75
 Fourth quarter ended May 31, 1998..................      7.19      5.75

        At August 21, 1998, the Company had 172 holders of record of its Common Stock. The Company estimates the number of beneficial owners of the Company's Common Stock at August 21, 1998 to be 708.

        The market price of the Company's Common Stock has been volatile.
For a discussion of the factors affecting the Company's stock price, see "Factors that may affect future results of operations -- possible volatility of stock price."

        The Company has not paid cash dividends on its Common Stock or other securities. The Company currently anticipates that it will retain all of its future earnings for use in the expansion and operation of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.


(b)  Use of Proceeds from the IPO:

    On August 18, 1997, the Company's Registration Statement on Form S-1 covering the IPO of 3,6000,000 shares of the Company's Common Stock, Commission file number 333-28987, was declared effective. The IPO closed on August 26, 1997, managed by Oppenheimer & Co., Inc. and Needham & Company, Inc. as representatives of the several underwriters named in the Registration Statement ("Underwriters").

    Of the 3,600,000 shares sold pursuant to the Offering, 2,500,000 shares were sold by the Company and 1,100,000 were sold by certain selling shareholders ("Selling Shareholders"). In addition, the Underwriters exercised an over-allotment option to purchase an additional 540,000 shares of the Company's Common Stock from the Selling Shareholders. The total purchase prices to the public for the shares offered and sold by the Company and the Selling Shareholders were $30,000,000 and $19,680,000, respectively.

    The amount of expenses incurred for the Company's account in connection with the IPO are as follows:


Underwriting discounts and commissions:                      $ 2,100,000
Finders fees                                                       None
Expenses paid to or for the Underwriters                           None
Other expenses                                                 1,067,703
                                                             -----------
Total expenses                                               $ 3,167,703
                                                             ===========

    All of the foregoing expenses were direct or indirect payments to persons other than (i) directors, officers or their associates; (ii) persons owning ten percent (10%) or more of the Company's Common Stock; or (iii) affiliates of the Company.

    The net proceeds of the IPO to the Company (after deducting the foregoing expenses) were $26,832,297. From the effective date of the Registration Statement, the net proceeds have been used for the following purposes:


Purchase and installation of machinery and equipment          $   327,274
Repayment of indebtedness                                       4,455,179
Working capital                                                   370,844
Temporary investments, including cash and cash equivalents     21,679,000
                                                             ------------
Total                                                         $26,832,297
                                                             ============

    All of the foregoing expenses were direct or indirect payments to persons other than (i) directors, officers or their associates; (ii) persons owning ten percent (10%) or more of the Company's Common Stock; or (iii) affiliates of the Company.

Item 6.   Selected Financial Data (in thousands except per share data):

                                                            Fiscal Year Ended May 31,
                                              ----------------------------------------------------------
                                                 1998        1997        1996        1995        1994
                                              ----------  ----------  ----------  ----------  ----------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net sales.....................................  $40,805     $42,020     $33,234     $23,257     $23,204
Cost of sales.................................   24,359      25,715      19,942      16,192      15,761
                                              ----------  ----------  ----------  ----------  ----------
Gross profit..................................   16,446      16,305      13,292       7,065       7,443
                                              ----------  ----------  ----------  ----------  ----------
Operating expenses:
  Selling, general and administrative.........    8,618       8,878       7,534       6,316       8,077
  Research and development....................    4,529       4,536       4,113       3,783       3,825
  Research and development cost
    reimbursement--DARPA .....................     (900)       (793)       (891)       (954)       (261)
                                              ----------  ----------  ----------  ----------  ----------
    Total operating expenses..................   12,247      12,621      10,756       9,145      11,641
                                              ----------  ----------  ----------  ----------  ----------
Income (loss) from operations.................    4,199       3,684       2,536      (2,080)     (4,198)
Interest income (expense).....................      904        (577)       (446)       (341)       (347)
Other income (expense), net...................     (364)       (565)       (559)        255          27
                                              ----------  ----------  ----------  ----------  ----------
Income (loss) before income taxes and
  minority interest in subsidiary...              4,739       2,542       1,531      (2,166)     (4,518)
Income tax expense (benefit)..................    2,334        (773)        130          10          17
Minority interest in subsidiary...............       -           -           (1)        189         285
                                              ----------  ----------  ----------  ----------  ----------
Net income (loss).............................   $2,405      $3,315      $1,400     $(1,987)    $(4,250)
                                              ==========  ==========  ==========  ==========  ==========

Net income per share (basic)..................    $0.38       $0.77       $0.33      $(0.46)     $(0.98)
Net income per share (diluted)................    $0.36       $0.74       $0.32      $(0.46)     $(0.98)

Shares used in per share calculation
   Basic......................................    6,327       4,297       4,303       4,308       4,320
   Diluted....................................    6,761       4,500       4,364       4,308       4,320

                                                                       May 31,
                                              ----------------------------------------------------------
                                                 1998        1997        1996        1995        1994
                                              ----------  ----------  ----------  ----------  ----------
CONSOLIDATED BALANCE SHEETS DATA:
Cash and cash equivalents.....................   $6,748      $1,176        $535        $598      $2,430
Working capital...............................   36,885       7,895       4,799       3,564       5,685
Total assets..................................   47,105      24,389      23,749      19,890      20,640
Long-term obligations, less current portion...      168         356         533       1,004       1,325
Total shareholders' equity....................   39,964      10,070       6,789       5,544       7,439

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    This Management's Discussion and Analysis section and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and in "Business." The forward-looking statements contained herein are made as of the date hereof, and the Company assumes no obligation to update such forward-looking statements or to update reasons actual results could differ materially from those anticipated in such forward-looking statements.


OVERVIEW

    The Company was founded in 1977 to develop and manufacture burn-in and test equipment for the semiconductor industry. Since its inception, the Company has sold more than 2,000 systems to semiconductor manufacturers, semiconductor contract assemblers and burn-in and test service companies worldwide. The Company's principal products currently are the MTX massively parallel test system, the MAX and ATX burn-in systems, the DiePak carrier and test fixtures.

    Prior to fiscal 1995, the Company primarily sold burn-in systems and related products. The Company experienced significant operating losses in fiscal 1993 through fiscal 1995 due to a decline in net sales of burn-in systems and significant investment in the development of new products. In fiscal 1993, the Company initiated development of the MTX massively parallel test system and the DiePak carrier. The Company began shipping the MTX in March 1995 and DiePak carriers in fiscal 1997.

    In 1994, the Company entered into a cost-sharing agreement with DARPA, a U.S. government agency, under which DARPA is providing co-funding for the development of wafer-level burn-in and test equipment. The contract provides for potential payments by DARPA totaling up to $6.5 million. The agreement provides that (i) the Company shall retain title to all co-funded inventions,
(ii) DARPA will receive a paid-up license to use the inventions for government purposes and (iii) DARPA can require the Company to license the inventions to third parties on reasonable terms if the Company fails to adequately commercialize the inventions. Payments by DARPA depend on satisfaction of development milestones, and DARPA has the right to terminate project funding at any time. The level of payments may vary significantly from quarter to quarter. There can be no assurance that the Company will meet the development milestones or that DARPA will continue funding the project. DARPA payments are reflected as credits to research and development expenses. There also can be no assurance that the development project will result in any marketable products. The Company has completed certain development milestones and invoiced $4.1 million through May 31, 1998. The remaining funding is subject to milestones scheduled to be completed through January 1999, although the Company expects that completion of certain milestones will be delayed beyond that date.

    The Company has a wholly-owned subsidiary in Germany which performs sales and service and a 94.8% owned subsidiary in Japan, which performs sales, service and limited product engineering and manufacturing. The Company's consolidated financial statements combine the subsidiaries' financial results with those of the Company but, in order to account for the minority shareholders' interest in the Japanese subsidiary, the financial statements include a line item which excludes 5.2% of the total profits or losses of the Japanese subsidiary, except for periods in which the subsidiary has cumulative losses in which case no such exclusions are made.

    The Company's net sales consist primarily of sales of systems, die carriers, test fixtures, upgrades and spare parts and revenues from service contracts. The Company recognizes revenue upon shipment of product and records a provision for estimated future warranty costs.

    A substantial portion of the Company's net sales are derived from the sale of products for overseas markets, particularly Germany and Japan.
Consequently, an increase in the value of the U.S. Dollar relative to foreign currencies would increase the cost of the Company's products compared to products sold by local companies in such markets. Although most sales to German customers are denominated in dollars, substantially all sales to Japanese customers are denominated in yen. Since the price is determined at the time a purchase order is accepted, the Company is exposed to the risks of fluctuations in the yen dollar exchange rate during the lengthy period from purchase order to ultimate payment. The exchange rate risk is partially offset to the extent the Company's Japanese subsidiary incurs yen-denominated expenses. To date, the Company has not invested in instruments designed to hedge currency risks, but it may do so in the future. The Company's Japanese subsidiary typically carries debt owed to the Company and denominated in dollars. Since its financial statements are based in yen, the Japanese subsidiary recognizes an income or loss in any period in which the value of the yen rises or falls in relation to the dollar.

    In accordance with SFAS 86, the Company capitalizes its systems software development costs incurred after a system achieves technological feasibility and before first commercial shipment. Such costs typically represent a small portion of total research and development costs. Capitalized costs, net of accumulated amortization, of approximately $213,000 and $57,000 were included as of May 31, 1996 and 1997, respectively. System software development costs were fully amortized as of May 31, 1998.

RESULTS OF OPERATIONS

    The following table sets forth statements of income data as a percentage of net sales for the periods indicated.

                                                      Year Ended May 31,
                                            ----------------------------------
                                               1998        1997        1996
                                            ----------  ----------  ----------
Net sales ................................      100.0%      100.0%      100.0%
Cost of sales ............................       59.7        61.2        60.0
                                            ----------  ----------  ----------
Gross profit .............................       40.3        38.8        40.0


Operating expenses:
  Selling, general and administrative ....       21.1        21.1        22.7
  Research and development ...............       11.1        10.8        12.4
  Research and development cost
   reimbursement--DARPA ..................       (2.2)       (1.9)       (2.7)
                                            ----------  ----------  ----------
    Total operating expenses .............       30.0        30.0        32.4
                                            ----------  ----------  ----------
    Income from operations ...............       10.3         8.8         7.6

Interest income (expense) ................        2.2        (1.4)       (1.3)
Other expense, net ..............                (0.9)       (1.3)       (1.7)
                                            ----------  ----------  ----------
  Income before income taxes and
   minority interest in subsidiary .......       11.6         6.1         4.6

Income tax expense (benefit) .............        5.7        (1.8)        0.4
                                            ----------  ----------  ----------
  Income before minority interest
   in subsidiary .........................        5.9         7.9         4.2
Minority interest in subsidiary ..........        --          --          --
                                            ----------  ----------  ----------
    Net income ...........................        5.9%        7.9%        4.2%
                                            ==========  ==========  ==========


FISCAL YEAR ENDED MAY 31, 1998 COMPARED TO FISCAL YEAR ENDED MAY 31, 1997

    NET SALES. Net sales consist primarily of sales of systems, die carriers, test fixtures, upgrades and spare parts and revenues from service contracts. The Company recognizes revenue upon shipment of product. Net sales decreased to $40.8 million in the fiscal year ended May 31, 1998 from $42.0 million in the fiscal year ended May 31, 1997, a decrease of 2.9%. The decrease in net sales in fiscal 1998 was primarily due to a decline in net sales in the Company's subsidiary in Japan, and reduced shipment of traditional burn-in products. The Company anticipates that net sales will decrease in fiscal 1999 compared with fiscal 1998.

    GROSS PROFIT. Gross profit consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit increased to $16.4 million in the fiscal year ended May 31, 1998 from $16.3 million in the fiscal year ended May 31, 1997, an increase of 0.9%. Gross profit margin increased to 40.3% in the fiscal year ended May 31, 1998 from 38.8% in the fiscal year ended May 31, 1997. The increase in gross profit margin was primarily due to lower material costs as a percentage of net sales. The Company anticipates that gross profit and gross profit margin will decrease in fiscal 1999 compared with fiscal 1998.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related costs of employees, customer support costs, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses decreased to $8.6 million in the fiscal year ended May 31, 1998 from $8.9 million in the fiscal year ended May 31, 1997, a decrease of 2.9%. The decrease in SG&A expenses was primarily due to a decrease in commissions paid to outside sales representatives, partially offset by an increase in warranty repair expenses and new expenses related to the Company's status of being publicly held. As a percentage of net sales, SG&A expenses were unchanged at 21.1% in the fiscal year ended May 31, 1998 and in the fiscal year ended May 31, 1997. The Company anticipates that SG&A expenses will decrease in fiscal 1999 compared with fiscal 1998.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses were unchanged at $4.5 million in the fiscal year ended May 31, 1998 and in the fiscal year ended May 31, 1997. An increase in employment related expenses was partially offset by a decrease in professional consulting expenses. As a percentage of net sales, R&D expenses increased to 11.1% in the fiscal year ended May 31, 1998 from 10.8% in the fiscal year ended May 31, 1997, reflecting lower net sales.

    RESEARCH AND DEVELOPMENT COST REIMBURSEMENT - DARPA. Research and development cost reimbursement - DARPA ("R&D - DARPA") is a credit representing reimbursements by DARPA of costs incurred in the Company's wafer-level burn-in development project. R&D - DARPA increased to $900,000 in the fiscal year ended May 31, 1998 from $793,000 in the fiscal year ended May 31, 1997, an increase of 13.5%. Payments by DARPA depend on satisfaction of development milestones, and the level of payments may vary significantly from fiscal year to fiscal year.

    INTEREST INCOME (EXPENSE). Interest income was $904,000 in the fiscal year ended May 31, 1998, as compared with interest expense of $577,000 in the fiscal year ended May 31, 1997. Interest income in the fiscal year ended May 31, 1998 was primarily due to investment income from the proceeds obtained from the initial public offering in August 1997. Interest expense in the fiscal year ended May 31, 1997 was primarily related to short term debt which was subsequently repaid.

    OTHER EXPENSE, NET. Other expense, net decreased to $364,000 in the fiscal year ended May 31, 1998 from $565,000 in the fiscal year ended May 31, 1997, a decrease of 35.6%. The decrease in other expense, net was primarily due to the recognition of the Company's 25% interest in ESA Electronics Pte Ltd., a Singapore corporation, in the fiscal year ended May 31, 1998.

    INCOME TAX EXPENSE (BENEFIT). Income tax expense (benefit) was an expense of $2.3 million in the fiscal year ended May 31, 1998, compared with a benefit of $773,000 in the fiscal year ended May 31, 1997. The Company recognizes deferred tax assets and liabilities for the expected future consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Company's Japanese subsidiary experienced significant cumulative losses since fiscal 1993, and thus generated certain net operating losses available to offset future taxes payable. As a result of the subsidiary's cumulative operating losses, a valuation allowance has been established for the full amount of the subsidiary's net deferred tax assets. The Company recorded tax benefits totaling $1.1 million in fiscal 1997 related to recognition of its United States net deferred tax assets. The effective tax rate for the fiscal year ended May 31, 1998 more closely approximates normal operations, although it is higher than the statutory U.S. rate because no tax benefit is recorded for losses in the Company's Japanese subsidiary. The Company anticipates that the Japanese subsidiary will record a loss in the first quarter of fiscal 1999.


FISCAL YEAR ENDED MAY 31, 1997 COMPARED TO FISCAL YEAR ENDED MAY 31, 1996

    NET SALES. Net sales increased to $42.0 million in fiscal 1997 from $33.2 million in fiscal 1996, an increase of 26.4%. The growth in net sales was caused primarily by increased shipments of MTX products, primarily to Siemens, and to a lesser extent by increased shipments of DiePak carriers. These increases were partially offset by a decline in unit sales of burn-in systems, particularly in the Japanese market. Siemens accounted for 55.7 % and 29.1% of net sales for fiscal 1997 and fiscal 1996, respectively.

    GROSS PROFIT. Gross profit increased to $16.3 million in fiscal 1997 from $13.3 million in fiscal 1996, an increase of 22.7%. Gross profit margin decreased to 38.8% in fiscal 1997 from 40.0% in fiscal 1996. The decrease in gross profit margin resulted primarily from a change in the product mix toward products with somewhat higher material costs and increases in provision for inventory reserves, scrap, and other miscellaneous costs of sales, partially offset by improvement in production efficiencies due to higher levels of production.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased to $8.9 million in fiscal 1997 from $7.5 million in fiscal 1996, an increase of 17.8%. As a percentage of net sales, SG&A expenses decreased to 21.1% for fiscal 1997 from 22.7% for fiscal 1996. The increase in SG&A expenses in fiscal 1997 was due primarily to increased commission expenses to independent sales representatives related to higher levels of shipments and increased employment costs. The decrease in SG&A expenses as a percentage of net sales was primarily due to the increase in net sales.

    RESEARCH AND DEVELOPMENT. R&D expenses increased to $4.5 million in fiscal 1997 from $4.1 million in fiscal 1996, an increase of 10.3%. The increase in R&D expenses was primarily due to an increase in professional consulting contracts and employment costs. As a percentage of net sales, R&D expenses decreased to 10.8% for fiscal 1997 from 12.4% for fiscal 1996, reflecting higher net sales.

    RESEARCH AND DEVELOPMENT COST REIMBURSEMENT--DARPA. R&D--DARPA credit decreased to $793,000 in fiscal 1997 from $891,000 in fiscal 1996, a decrease of 11.0%. The decrease was due to delays in completion of development milestones.

    INTEREST EXPENSE. Interest expense increased to $577,000 in fiscal 1997 from $446,000 in fiscal 1996, an increase of 29.4%, primarily because of increased borrowings to support the Company's increased volume of shipments.

    OTHER INCOME (EXPENSE), NET. Other expense, net increased to $565,000 in fiscal 1997 from $559,000 in fiscal 1996, an increase of 1.1%.

    INCOME TAX EXPENSE (BENEFIT). Income tax expense consisted primarily of the minimum federal and state taxes in the U.S., as operating loss carryforwards offset other taxable income, and taxes on earnings of the Company's German subsidiary. Income tax benefit was $773,000 in fiscal 1997 compared with income tax expense of $130,000 in fiscal 1996. The Company recognizes deferred tax assets and liabilities for the expected future consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Company's Japanese subsidiary experienced significant cumulative losses since fiscal 1993, and thus generated certain net operating losses available to offset future taxes payable. As a result of the subsidiary's cumulative operating losses, a valuation allowance has been established for the full amount of the subsidiary's net deferred tax assets. The Company has recorded tax benefits totaling $1.1 million in fiscal 1997 related to recognition of its United States net deferred tax assets.


LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary source of liquidity has been the cash flow generated from the Company's August 1997 initial public offering, resulting in net proceeds to the Company of approximately $26.8 million. As of May 31, 1998, the Company had $23.3 million in cash and short-term investments.

    Net cash used in operating activities was approximately $664,000 for the fiscal year ended May 31, 1998 and net cash provided by operating activities was $3.0 million for the fiscal year ended May 31, 1997. For the fiscal year ended May 31, 1998, net cash used in operating activities was due primarily to a decrease in accounts payable of $1.9 million and an increase in inventories of $1.6 million, partially offset by net income of $2.4 million. For the fiscal year ended May 31, 1997, net cash provided by operating activities was primarily due to net income of $3.3 million and a decrease in accounts receivable of $2.6 million, partially offset by an increase in inventory of $2.9 million.

    Net cash used in investing activities was approximately $16.8 million for the fiscal year ended May 31, 1998 and $213,000 for the fiscal year ended May 31, 1997. The increase in cash used in investing activities during the fiscal year ended May 31, 1998 was primarily due to the short-term and long-term investments made with proceeds from the Company's initial public offering in August 1997.

    Financing activities provided cash of approximately $22.9 million in the fiscal year ended May 31, 1998 and used cash of approximately $2.1 million in the fiscal year ended May 31, 1997. The increase in cash provided by financing activities was primarily attributable to the Company's initial public offering.

    As of May 31, 1998, the Company had working capital of $36.9 million, compared with $7.9 million as of May 31, 1997. Working capital consists of cash and cash equivalents, short-term investments, accounts receivable, inventory and other current assets, less current liabilities. The increase in working capital as of May 31, 1998 was primarily due to the proceeds from the Company's initial public offering.

    The Company announced in August 1998 that its board of directors had authorized the repurchase of up to 1,000,000 shares of its outstanding common shares. The Company will repurchase the shares in the open market or in privately negotiated transactions, from time to time, subject to market conditions. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase program may be interrupted or discontinued at any time. Any such repurchase of shares, if consummated, may use a portion of the Company's working capital.

    From time to time, the Company evaluates potential acquisitions of businesses, products or technologies that complement the Company's business. Any such transactions, if consummated, may use a portion of the Company's working capital or require the issuance of equity. The Company has no present understandings, commitments or agreements with respect to any material acquisitions.

    The Company anticipates that the existing cash balance together with cash provided by operations, if any, are adequate to meet its working capital and capital equipment requirements through fiscal 1999. After fiscal 1999, depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required, or if available, that such financing can be obtained on terms satisfactory to the Company.


RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for the Company for the year ending May 31, 1999. Comprehensive income includes such items as foreign currency translation adjustments and unrealized holding gains and losses on available for sale securities that are currently being presented by the Company as a component of shareholders' equity. The Company does not expect this pronouncement to materially impact the Company's results of operations.

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, "Financial Reporting for Segments for a Business Enterprise." The new standard becomes effective for the Company for the year ending May 31, 1999, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company does not expect this pronouncement to materially change the Company's current reporting and disclosures.


FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

    This report on Form 10-K contains forward looking statements within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended. The Company's future results of operations could vary significantly from the results anticipated by such forward-looking statements as a result of various factors, including those set forth as follows and elsewhere in this annual report on Form 10-K.

     FLUCTUATIONS IN OPERATING RESULTS. The Company has experienced and expects to continue to experience significant fluctuations in its quarterly and annual operating results. During fiscal 1997 and 1998, quarterly net sales have been as low as $5,825,000 and as high as $11,748,000, and gross margins for quarterly sales have fluctuated between 36.7% and 44.6%. The Company's future operating results will depend upon a variety of factors, including the timing of significant orders, the mix of products sold, changes in pricing by the Company, its competitors, customers or suppliers, the length of sales cycles for the Company's products, timing of new product announcements and releases by the Company and its competitors, market acceptance of new products and enhanced versions of the Company's products, capital spending patterns by customers, timing of completion and approval of DARPA development milestones, manufacturing inefficiencies associated with new product introductions by the Company, the Company's ability to produce systems and products in volume and meet customer requirements, product returns and customer acceptance of product shipments, volatility in the Company's targeted markets, political and economic instability, natural disasters, regulatory changes, possible disruptions caused by expanding existing facilities or moving into new facilities, expenses associated with acquisitions and alliances, and various competitive factors, including price-based competition and competition from
vendors employing other technologies.   The Company's gross margins have varied
and will continue to vary based on a variety of factors, including the mix of products sold, sales volume, and the amount of products sold under volume purchase arrangements, which tend to have lower selling prices. Accordingly, past performance may not be indicative of future performance.

    DEPENDENCE ON TIMING AND SIZE OF SALES ORDERS AND SHIPMENT. During the Company's last two fiscal years, net sales in the first fiscal quarter, ended August 31, have declined compared with the fourth fiscal quarter, ended May 31, of the preceding fiscal year. The Company expects that fluctuations of this type may occur in the future. The Company derives a substantial portion of its revenues from the sale of a relatively small number of systems which typically range in purchase price from approximately $100,000 to over $1.0 million. As a result, the loss or deferral of a limited number of system sales could have a material adverse effect on the Company's net sales and operating results in a particular period. All customer purchase orders are subject to cancellation or rescheduling by the customer with limited penalties, and, therefore, backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. From time to time, cancellations and reschedulings of customer orders have occurred, and delays by the Company's suppliers in providing components or subassemblies to the Company have caused delays in the Company's shipments of its own products. There can be no assurance that the Company will not be materially adversely affected by future cancellations and reschedulings. A substantial portion of net sales typically are realized near the end of each quarter. A delay or reduction in shipments near the end of a particular quarter, due, for example, to unanticipated shipment reschedulings, cancellations or deferrals by customers, customer credit issues, unexpected manufacturing difficulties experienced by the Company, or delays in deliveries by suppliers, could cause net sales in a particular quarter to fall significantly below the Company's expectations. As the Company incurs expenses in anticipation of future sales levels, the Company's results of operations may be adversely affected if such sales levels are not achieved.

    RECENT OPERATING LOSSES. The Company incurred operating losses of $2.4, $4.2 and $2.1 million in fiscal 1993, 1994 and 1995, respectively. Although the Company has operated profitably during fiscal 1996, 1997 and 1998, increased net sales in those years were substantially the result of sales of new products, particularly sales of MTX systems to Siemens. During fiscal 1998, 1997 and 1996, Siemens accounted for 47.0%, 55.7% and 29.1% of the Company's net sales, respectively. Sales to Siemens, which include both the MTX and other products, are made pursuant to individual purchase orders. There is no long term volume purchase commitment. In fiscal 1998, the Company began to feel the industry slowdown due to uncertainties caused primarily by the financial crisis in Asia and DRAM overcapacity. There can be no assurance that the industry will rebound soon or that the Company will be able to return to profitability soon if it incurs net operating losses.

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

    Market acceptance of the MTX system is subject to a number of risks. To date, several companies have purchased evaluation units of the MTX systems; however, only Siemens has purchased production quantities. Sales to Siemens, which include both the MTX and other products, are made pursuant to individual purchase orders. There is no long term volume purchase commitment. Although Siemens has taken delivery of production quantities of MTX systems and has used the MTX to perform a number of test functions previously performed by memory testers, the Company believes Siemens has not yet completed the evaluations necessary for it to transfer additional test functions from standard testers to MTX systems. Consequently, there can be no assurance that the MTX system will be accepted by companies other than Siemens for performing memory test functions in volume production. Future sales to Siemens and other customers could be adversely affected if for any reason Siemens does not satisfy itself that additional test functions can successfully be transferred to the MTX system.

    Since most potential customers have successfully relied on memory testers for many years and their personnel understand the use and maintenance of such systems, the Company anticipates that they may be reluctant to change their procedures in order to transfer test functions to the MTX system. Before a customer will transfer test functions to the MTX, the test programs must be translated for use with the MTX and lengthy correlation tests must be performed. Correlation testing may take up to six months or more. Furthermore, MTX system sales are expected to be primarily limited to new facilities and to existing facilities being upgraded to accommodate new product generations, such as the transition from 64Mb to 256Mb DRAMs. Construction of new facilities and upgrades of existing facilities have in some cases been delayed or canceled during this semiconductor industry downturn. Other companies have purchased MTX systems which are being used in quality assurance and engineering applications, and the Company believes that some of these companies are evaluating the MTX for use in production applications. Market acceptance of the MTX system also may be affected by a reluctance of IC manufacturers to rely on relatively small suppliers such as the Company.

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

    The Company's future sales and operating results are also partially dependent on its sales of performance test boards for use with the MTX system. Sales of PTBs by the Company and its licensees will depend upon the number of MTX systems installed by customers.


    DEPENDENCE ON DEVELOPMENT OF BARE DIE MARKET AND MARKET ACCEPTANCE OF DIEPAK CARRIER. Another element of the Company's strategy is to capture an increasing share of the bare die burn-in and test product market through sales of its DiePak carrier products. The Company developed the DiePak carrier to enable burn-in and test of bare die in order to supply known good die ("KGD") for use in applications such as multichip modules. The Company's DiePak strategy depends upon increased industry acceptance of bare die as an alternative to packaged die as well as acceptance of the Company's DiePak products. There can be no assurance that the Company's strategy will be successful. The market for carriers to produce KGD has not expanded as rapidly as expected, as some customers are adopting chip-scale packages ("CSPs"), which are smaller than traditional packages, as their next packaging strategy. Even though CSPs are relatively expensive, the Company believes that end users are expressing a preference for CSPs because they believe that CSPs are more compatible with their existing PC board assembly equipment This has delayed the growth of the market for KGD, and therefore for the Company's DiePak carrier. The failure of the bare die market to expand or of the DiePak carrier to achieve broad market acceptance would have a material adverse effect on the Company's business, financial condition and operating results.

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

    The adoption of the DiePak products by IC manufacturers and burn-in and test services companies typically will involve a lengthy qualification. Such qualification processes have delayed high volume sales of DiePak products by the Company. Motorola is the only customer to have ordered DiePak products in production quantities. Motorola accounted for approximately 87% and 48% of the Company's net sales of DiePak products in fiscal 1998 and 1997, respectively. Sales to Motorola, which include both DiePak products and other products, are made pursuant to individual purchase orders. There is no long term volume purchase commitment. There can be no assurance that the bare die market will emerge and grow as the Company anticipates, that the DiePak carrier will achieve commercial acceptance, or that the Company will not experience difficulties in ramping up production to meet any increased demand for DiePak products that may develop.

    CUSTOMER CONCENTRATION. The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and contract assemblers accounting for a substantial portion of the purchases of semiconductor equipment. Sales to the Company's five largest customers accounted for approximately 75.2%, 69.2% and 55.8% of its net sales in fiscal 1998, 1997 and 1996, respectively. During fiscal 1998, 1997 and 1996, Siemens accounted for 47.0%, 55.7% and 29.1% of the Company's net sales, respectively. During fiscal 1998, Motorola, Inc. accounted for 12.8% of net sales. No other customers represented more than 10% of the Company's net sales for any of such periods. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. In addition, sales to particular customers may fluctuate significantly from quarter to quarter. The loss of or reduction or delay in orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect the Company's business, financial condition and operating results.


    LIMITED MARKET FOR BURN-IN SYSTEMS. Historically, a substantial portion of the Company's net sales were derived from the sale of burn-in systems. The market for burn-in systems is mature and estimated to be less than $100 million per year. In general, process control improvements in the semiconductor industry have tended to reduce burn-in times. In addition, as a given IC product generation matures and yields increase, the required burn-in time may be reduced or eliminated. Some burn-in system suppliers primarily provide "monitored" burn-in systems optimized for DRAMs. The sale of monitored burn-in products has reduced the size of the market segment addressed by the Company's dynamic burn-in systems. IC manufacturers, the Company's primary historical customer base, increasingly outsource test and burn-in to independent test labs, who often build their own systems. There can be no assurance that the market for burn-in systems will grow, and sales of the Company's burn-in products could decline.


    LENGTHY SALES CYCLE. Sales of the Company's systems depend, in significant part, upon the decision of a prospective customer to increase manufacturing capacity or to restructure current manufacturing facilities, either of which typically involve a significant commitment of capital. In view of the significant investment or strategic issues that may be involved in a decision to purchase MTX systems or DiePak carriers, the Company may experience delays following initial qualification of the Company's systems as a result of delays in a customer's approval process. Furthermore, the approval process for MTX and DiePak carrier sales may require lengthy qualification and correlation testing. For this and other reasons, the Company's systems typically have a lengthy sales cycle during which the Company may expend substantial funds and management effort in securing a sale. Lengthy sales cycles subject the Company to a number of significant risks, including inventory obsolescence and fluctuations in operating results, over which the Company has little or no control. The loss of individual orders due to the lengthy sales and evaluation cycle, or delays in the sale of even a limited number of systems could have a material adverse effect on the Company's business, operating results and financial condition and, in particular, could contribute to significant fluctuations in operating results on a quarterly basis.

    DEPENDENCE ON INTERNATIONAL SALES AND OPERATIONS. Approximately 70.5%, 92.5% and 90.4% of the Company's net sales for fiscal 1998, 1997 and 1996, respectively, were attributable to sales to customers for delivery outside of the United States. The Company maintains a sales, service, product engineering and manufacturing organization in Japan, and a sales and service organization in Germany. The Company expects sales of products for delivery outside of the United States will continue to represent a substantial portion of its future revenues. The future performance of the Company will depend, in significant part, upon its ability to continue to compete in foreign markets which in turn will depend, in part, upon a continuation of current trade relations between the United States and foreign countries in which semiconductor manufacturers or assemblers have operations. A change toward more protectionist trade legislation in either the United States or such foreign countries, such as a change in the current tariff structures, export compliance or other trade policies, could adversely affect the Company's ability to sell its products in foreign markets. In addition, the Company is subject to other risks associated with doing business internationally, including longer receivables collection periods and greater difficulty in accounts receivable collection, the burden of complying with a variety of foreign laws, difficulty in staffing and managing global operations, risks of civil disturbance or other events which may limit or disrupt markets, international exchange restrictions, changing political conditions and monetary policies of foreign governments.

    A substantial portion of the Company's sales are in Asia. Recent turmoil in the Asian financial markets has resulted in dramatic currency devaluations, stock market declines, restriction of available credit and general financial weakness. In addition, DRAM prices have fallen dramatically and may continue to do so as some Asian IC manufacturers may be selling DRAMS at or near cost in order to raise cash. These developments may affect the Company in several ways. Currency devaluations may make dollar-denominated goods such as the Company's more expensive for Asian clients. The Company believes that Asian manufacturers are limiting capital spending (including the purchase of MTXs), and that the uncertainty of the DRAM market is causing most manufacturers worldwide to delay capital spending plans. These circumstances may also affect the ability of the Company's customers to meet their payment obligations, resulting in the cancellations or deferrals of existing orders and the limitation of additional orders. In addition, some portion of fab construction has been subsidized by Asian governments. Financial turmoil may reduce these governments' willingness to continue such subsidies. Such developments could have a material adverse affect on the Company's business, financial condition and results of operations.

    Because a substantial portion of the Company's net sales is from sales of products for delivery outside the United States, including particularly Germany and Japan, an increase in the value of the U.S. Dollar relative to foreign currencies would increase the cost of the Company's products compared to products sold by local companies in such markets. Approximately 90.4%, 9.1% and 0.5% of the Company's net sales for fiscal 1998 were denominated in U.S. Dollars, Japanese Yen and German Marks, respectively. Although most sales to German customers are denominated in dollars, substantially all sales to Japanese customers are denominated in Japanese Yen. Since the price is determined at the time a purchase order is accepted, the Company is exposed to the risks of fluctuations in the yen-dollar exchange rate during the lengthy period from purchase order to ultimate payment. This exchange rate risk is partially offset to the extent the Company's Japanese subsidiary incurs yen-denominated expenses. To date, the Company has not invested in instruments designed to hedge currency risks. In addition, the Company's Japanese subsidiary typically carries debt owed to the Company and denominated in dollars. Since the subsidiary's financial statements are based in yen, it recognizes an income gain or loss in any period in which the value of the yen rises or falls in relation to the dollar. In fiscal 1998, 1997 and 1996, the Company experienced foreign currency losses of $385,000, $393,000 and $573,000, respectively.

    A substantial portion of the world's manufacturers of memory devices are in Korea, Japan and Taiwan and growth in the Company's net sales depends in large part upon its ability to penetrate the Korean and Japanese markets. Both the Korean and Japanese markets are difficult for foreign companies to penetrate. The Company has served the Japanese market through its Japanese subsidiary, which has experienced limited success and incurred operating losses in recent years. Sales into Korea have not been significant in recent years. The Company formerly served the Korean market through a direct support operation, which was closed in 1996. The Company is currently represented by a local distributor, but its sales into Korea remain low. The lack of local manufacturing may impede the Company's efforts to develop the Korean market. Taiwan also represents an increasingly important portion of the memory manufacturer market. The Company relies on an independent distributor in Taiwan and does not have any direct operations in Taiwan. There can be no assurances that the Company's efforts in Japan, Korea or Taiwan will be successful or that the Company will be able to achieve and sustain significant sales to, or be able to successfully compete in, the Japanese, Korean or Taiwanese test and burn-in markets.

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

    UNCERTAINTIES RELATING TO DARPA FUNDING FOR RESEARCH AND DEVELOPMENT. In 1994, the Company entered into a cost-sharing agreement with DARPA, a U.S. government agency, under which DARPA is providing co-funding for the development of wafer-level burn-in and test equipment. The contract provides for potential payments by DARPA totaling up to $6.5 million. The agreement provides that (i) the Company shall retain title to all co-funded inventions,
(ii) DARPA will receive a paid-up license to use the inventions for government purposes and (iii) DARPA can require the Company to license the inventions to third parties on reasonable terms if the Company fails to adequately commercialize the inventions. Payments by DARPA depend on satisfaction of development milestones, and DARPA has the right to terminate project funding at any time. The level of payments may vary significantly from quarter to quarter. There can be no assurance that the Company will meet the development milestones or that DARPA will continue funding the project. If DARPA funding were discontinued and the Company continued the project, the Company's operating results would be adversely affected. There also can be no assurance that the development project will result in any marketable products. The Company has completed certain development milestones and invoiced $4.1 million through May 31, 1998. The remaining funding is subject to milestones scheduled to be completed through January 1999, although the Company expects that completion of certain milestones will be delayed beyond that date.


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

    Because the Company's MTX system performs burn-in and many of the functional tests performed by memory testers, the Company expects that the MTX System will face intense competition from burn-in system suppliers and traditional memory tester suppliers. The market for burn-in systems is highly fragmented, with many domestic and international suppliers. Some users, such as independent test labs, build their own burn-in systems, and some other users, particularly large Japanese IC manufacturers, acquire burn-in systems from captive or affiliated suppliers. Competing suppliers of burn-in and functional test systems include Ando Corporation, Japan Engineering Company and Reliability Incorporated. In addition, suppliers of memory test equipment including Advantest Corporation and Teradyne, Inc. may seek to offer competitive parallel test systems in the future.

    The Company's MAX dynamic and ATX monitored and dynamic burn-in systems increasingly have faced and are expected to continue to face severe competition, especially from local, low cost manufacturers. Also, the MAX dynamic burn-in system faces severe competition from manufacturers of monitored burn-in systems that perform limited functional tests, including tests designed to ensure the devices receive the specified voltages and signals.

    The Company's DiePak products face significant competition. Texas Instruments Incorporated sells a temporary, reusable bare die carrier which is intended to enable burn-in and test of bare die, and the Company believes that several other companies have developed or are developing other such products. As the bare die market develops, the Company expects that other competitors will emerge. The Company expects that the primary competitive factors in this market will be cost, performance, reliability and assured supply.

    The Company's test fixture products face numerous competitors. There are limited barriers to entry into the BIB market, and as a result, many small companies design and manufacture BIBs, including BIBs for use with the Company's MAX and ATX systems. The Company's strategy is to provide higher performance BIBs, and the Company generally does not compete to supply lower cost, low performance BIBs. The Company has granted a royalty-bearing license to one company to make PTBs for use with its MTX systems, in order to assure customers of a second source of supply, and the Company may license others as well. Sales of PTBs by licensees would result in royalties to the Company but would reduce the Company's own sales of PTBs.

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

    CYCLICALITY OF SEMICONDUCTOR INDUSTRY AND CUSTOMER PURCHASES; RISK OF CANCELLATIONS AND RESCHEDULINGS. The Company's operating results depend primarily upon the capital expenditures of semiconductor manufacturers, semiconductor contract assemblers and burn-in and test service companies worldwide, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor and semiconductor equipment industries in general, and the market for DRAMs and other memories in particular, historically have been highly volatile and have experienced periodic downturns and slowdowns, which have had a severe negative effect on the semiconductor industry's demand for semiconductor capital equipment, including test and burn-in systems manufactured and marketed by the Company. These downturns and slowdowns have adversely affected the Company's operating results in the past and in fiscal 1998. In addition, the purchasing patterns of the Company's customers are also highly cyclical because most customers purchase the Company's products for use in new production facilities or for upgrading existing test lines for the introduction of next generation products. Construction of new facilities and upgrades of existing facilities have in some cases been delayed or canceled during this semiconductor industry downturn. A large portion of the Company's net sales are attributable to a few customers and therefore a reduction in purchases by one or more customers could materially adversely affect the Company's financial results. There can be no assurance that the semiconductor industry will grow in the future at the same rates it has grown historically. Any downturn or slowdown in the semiconductor industry would have a material adverse effect on the Company's business, financial condition and operating results. In addition, the need to maintain investment in research and development and to maintain customer service and support will limit the Company's ability to reduce its expenses in response to any such downturn or slowdown period.

    The semiconductor equipment manufacturing industry has historically been subject to a relatively high rate of purchase order cancellation by customers as compared to other high technology industry sectors. Manufacturing companies that are the customers of semiconductor equipment companies frequently revise, postpone and cancel capital facility expansion plans. In such cases, semiconductor equipment companies may experience a significant rate of cancellations and reschedulings of purchase orders, as was the case in the industry in late 1995 and early 1996, and as is the case in 1998. There can be no assurance that the Company will not be materially adversely affected by future cancellations and reschedulings.

    DEPENDENCE ON SUBCONTRACTORS; SOLE OR LIMITED SOURCES OF SUPPLY. The Company relies on subcontractors to manufacture many of the components or subassemblies used in its products. The Company's MTX, MAX and ATX systems contain several components, including environmental chambers, power supplies and certain ICs, which are currently supplied by only one or a limited number of suppliers. The DiePak products include an interconnect substrate which is supplied only by Nitto Denko Corporation. Nitto Denko and the Company developed the interconnect substrate in cooperation with each other pursuant to a joint development agreement. The Company does not have formal written supply agreements with Nitto Denko. While there have been no significant interruptions in supply of components by Nitto Denko, there can be no assurance that Nitto Denko will be able to respond to a high volume order within an acceptable timeframe. The Company's reliance on subcontractors and single source suppliers involves a number of significant risks, including the loss of control over the manufacturing process, the potential absence of adequate capacity and reduced control over delivery schedules, manufacturing yields, quality and costs. In the event that any significant subcontractor or single source supplier were to become unable or unwilling to continue to manufacture subassemblies, components or parts in required volumes, the Company would have to identify and qualify acceptable replacements. The process of qualifying subcontractors and suppliers could be lengthy, and no assurance can be given that any additional sources would be available to the Company on a timely basis. Any delay, interruption or termination of a supplier relationship could have a material adverse effect on the Company's business, financial condition and operating results.


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


    POSSIBLE VOLATILITY OF STOCK PRICE. The Company believes that factors such as announcements of developments related to the Company's business, fluctuations in the Company's operating results, failure to meet securities analysts' expectations, general conditions in the semiconductor and semiconductor equipment industries and the worldwide economy, announcements of technological innovations, new systems or product enhancements by the Company or its competitors, fluctuations in the level of cooperative development funding, acquisitions, changes in governmental regulations, developments in patents or other intellectual property rights and changes in the Company's relationships with customers and suppliers could cause the price of the Company's Common Stock to fluctuate substantially. In addition, in recent years the stock market in general, and the market for small capitalization and high technology stocks in particular, has experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of the Company's Common Stock.


    YEAR 2000. The Company and its subsidiaries are taking action to provide that their computer systems are capable of processing for the period of Year 2000 and beyond. The costs associated with these actions are not expected to significantly affect operating cash flows. There can be no assurance, however, that the Company's computer systems will be fully Year 2000 compliant in a timely or cost effective manner, and a failure by the Company to make its internal systems Year 2000 compliant in a timely, cost effective manner could have a material adverse effect on the Company's business, financial condition and results of operations.

Item 8.   Financial Statements and Supplementary Data


                       AEHR TEST SYSTEMS AND SUBSIDIARIES

                         Index to Financial Statements


  Report of Independent Accountants ..................................     40

  Consolidated Balance Sheets at May 31, 1998 and 1997 ...............     41

  Consolidated Statements of Income for the years ended May 31, 1998,
    1997 and 1996 ....................................................     42

  Consolidated Statements of Shareholders' Equity for the years
    ended May 31, 1998, 1997 and 1996 ................................     43

  Consolidated Statements of Cash Flows for the years ended
    May 31, 1998, 1997 and 1996 ......................................     44

  Notes to Consolidated Financial Statements .........................     45

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Aehr Test Systems:


    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Aehr Test Systems at May 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                          PricewaterhouseCoopers LLP



San Jose, California
July 10, 1998

                       AEHR TEST SYSTEMS AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               May 31,
                                                       ----------------------
                                                          1998        1997
                                                       ----------  ----------
                            ASSETS
Current assets:
  Cash and cash equivalents ..........................    $6,748      $1,176
  Short-term investments ............................     16,579       1,614
  Accounts receivable, net of allowance for doubtful
    accounts of $260 and $270 at May 31, 1998 and
    1997, respectively ...............................     7,182       7,515
  Inventories ........................................    11,942      10,498
  Deferred income taxes...............................     1,157         900
  Prepaid expenses and other .........................       250         155
                                                       ----------  ----------
      Total current assets ...........................    43,858      21,858

Property and equipment, net ..........................     1,541       1,691
Long-term investments ................................       904          --
Other assets, net ....................................       802         685
Deferred income taxes.................................        --         155
                                                       ----------  ----------
      Total assets ...................................   $47,105     $24,389
                                                       ==========  ==========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable -- banks .............................   $    --      $4,656
  Current portion of long-term debt ..................        86         117
  Accounts payable ...................................     2,084       4,482
  Accrued expenses ...................................     4,492       4,495
  Deferred revenue ...................................       311         213
                                                       ----------  ----------
      Total current liabilities ......................     6,973      13,963

Long-term debt, net of current portion ...............       113         136
Deferred lease commitment ............................        55         220
                                                       ----------  ----------
      Total liabilities ..............................     7,141      14,319
                                                       ----------  ----------
Commitments (Note 7).

Shareholders' equity:
  Preferred stock, $.01 par value:
    Authorized: 10,000 shares;
    Issued and outstanding: none                             --          --
  Common stock, $.01 par value:
    Authorized: 75,000 shares;
    Issued and outstanding: 6,917 shares and 4,296
      shares at May 31, 1998 and 1997, respectively...        69          43
  Additional paid-in capital .........................    35,467       8,085
  Retained earnings (accumulated deficit).............     2,275        (130)
  Cumulative translation adjustment ..................     2,153       2,072
                                                       ----------  ----------
      Total shareholders' equity .....................    39,964      10,070
                                                       ----------  ----------
      Total liabilities and shareholders' equity .....   $47,105     $24,389
                                                       ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                       AEHR TEST SYSTEMS AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      Year Ended May 31,
                                            ----------------------------------
                                               1998        1997        1996
                                            ----------  ----------  ----------
Net sales ................................    $40,805     $42,020     $33,234
Cost of sales ............................     24,359      25,715      19,942
                                            ----------  ----------  ----------
Gross profit .............................     16,446      16,305      13,292
                                            ----------  ----------  ----------

Operating expenses:
  Selling, general and administrative ....      8,618       8,878       7,534
  Research and development ...............      4,529       4,536       4,113
  Research and development cost
   reimbursement--DARPA ..................       (900)       (793)       (891)
                                            ----------  ----------  ----------
    Total operating expenses .............     12,247      12,621      10,756
                                            ----------  ----------  ----------
    Income from operations ...............      4,199       3,684       2,536

Interest income (expense) ................        904        (577)       (446)
Other expense, net ..............                (364)       (565)       (559)
                                            ----------  ----------  ----------
  Income before income taxes and
   minority interest in subsidiary .......      4,739       2,542       1,531

Income tax expense (benefit) .............      2,334        (773)        130
                                            ----------  ----------  ----------
  Income before minority interest
   in subsidiary .........................      2,405       3,315       1,401
Minority interest in subsidiary ..........        --          --           (1)
                                            ----------  ----------  ----------
    Net income ...........................     $2,405      $3,315      $1,400
                                            ==========  ==========  ==========

Net income per share (basic)..............      $0.38       $0.77       $0.33
Net income per share (diluted)............      $0.36       $0.74       $0.32

Shares used in per share calculation
   Basic..................................      6,327       4,297       4,303
   Diluted................................      6,761       4,500       4,364

  The accompanying notes are an integral part of these consolidated financial statements.

                       AEHR TEST SYSTEMS AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                        Retained
                                         Common Stock     Additional    Earnings   Cumulative
                                       ------------------   Paid-in   (Accumulated Translation
                                        Shares    Amount    Capital     Deficit)   Adjustment    Total
                                       --------- -------- ----------- ------------ ----------- ---------
Balances, May 31, 1995..............      4,308      $43      $8,138      $(4,845)     $2,208    $5,544
  Issuance of common stock..........          1       --           3           --          --         3
  Repurchase of common stock........        (11)      --         (47)          --          --       (47)
  Net income........................         --       --          --        1,400          --     1,400
  Translation adjustment............         --       --          --           --        (111)     (111)
                                       --------- -------- ----------- ------------ ----------- ---------
Balances, May 31, 1996..............      4,298       43       8,094       (3,445)      2,097     6,789
  Repurchase of common stock........         (2)      --          (9)          --          --        (9)
  Net income........................         --       --          --        3,315          --     3,315
  Translation adjustment............         --       --          --           --         (25)      (25)
                                       --------- -------- ----------- ------------ ----------- ---------
Balances, May 31, 1997..............      4,296       43       8,085         (130)      2,072    10,070
  Issuance of common stock in initial
    public offering, net of
    issuance costs of $1,068 .......      2,500       25      26,807           --          --    26,832
  Issuance of common stock
    under employee plans ...........        121        1         576           --          --       577
  Repurchase of common stock........         --       --          (1)          --          --        (1)
  Net income........................         --       --          --        2,405          --     2,405
  Translation adjustment............         --       --          --           --          81        81
                                       --------- -------- ----------- ------------ ----------- ---------
Balances, May 31, 1998..............      6,917      $69     $35,467       $2,275      $2,153   $39,964
                                       ========= ======== =========== ============ =========== =========

  The accompanying notes are an integral part of these consolidated financial statements.

                       AEHR TEST SYSTEMS AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                         Year Ended May 31,
                                                  -----------------------------
                                                    1998      1997      1996
                                                  --------- --------- ---------
Cash flows from operating activities:
  Net income.....................................   $2,405    $3,315    $1,400
  Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
    Minority interest in subsidiary..............       --        --         1
    Provision for doubtful accounts..............      131        34        71
    Loss on disposition of fixed assets..........       11         9        34
    Depreciation and amortization................      479       633       622
    Deferred income taxes........................     (102)   (1,055)       --
    Changes in operating assets and liabilities:
      Accounts receivable........................       36     2,608    (4,367)
      Inventories................................   (1,627)   (2,854)   (2,631)
      Accounts payable...........................   (1,871)     (795)    2,092
      Accrued expenses and deferred revenue......      143     1,180     2,043
      Deferred lease commitment..................     (165)     (167)     (143)
      Other current assets.......................     (104)      118       124
                                                  --------- --------- ---------
        Net cash provided by (used in)
          operating activities...................     (664)    3,026      (754)
                                                  --------- --------- ---------
Cash flows from investing activities:
    (Increase) decrease in short-term
        investments.............................   (15,323)      188        16
    Increase in long-term investments...........      (904)       --        --
    Additions to property and equipment..........     (315)     (647)     (581)
    (Increase) decrease in other assets..........     (213)      246       105
                                                  --------- --------- ---------
        Net cash used in investing activities....  (16,755)     (213)     (460)
                                                  --------- --------- ---------
Cash flows from financing activities:
    Increase (decrease) in notes payable--banks..   (4,535)   (1,784)    1,914
    Borrowings under long-term debt..............       96       141       327
    Long-term debt and capital lease
      principal payments.........................     (111)     (488)   (1,069)
    Proceeds from issuance of common stock
      and exercise of stock options..............   27,409        --         3
    Repurchase of common stock...................       (1)       (9)      (47)
                                                  --------- --------- ---------
        Net cash provided by (used in)
          financing activities...................   22,858    (2,140)    1,128
                                                  --------- --------- ---------

Effect of exchange rates on cash.................      133       (32)       23
                                                  --------- --------- ---------
        Net increase (decrease) in cash and
          cash equivalents.......................    5,572       641       (63)

Cash and cash equivalents, beginning of period...    1,176       535       598
                                                  --------- --------- ---------
Cash and cash equivalents, end of period.........   $6,748    $1,176      $535
                                                  ========= ========= =========

Supplemental cash flow information:
    Cash paid during the year for:
      Interest ..................................     $148      $522      $473
      Income taxes ..............................    2,281       155        30

  The accompanying notes are an integral part of these consolidated financial statements.

                       AEHR TEST SYSTEMS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS:

    Aehr Test Systems ("Company") was incorporated in California in June 1977 and primarily designs, engineers and manufactures test and burn-in equipment used in the semiconductor industry. The Company's principal products are the MTX massively parallel test system, the MAX and ATX burn-in systems, test fixtures and the DiePak carrier.


CONSOLIDATION:

    The financial statements include the accounts of the Company, its wholly owned foreign sales corporation ("FSC") and both its wholly owned and majority owned foreign subsidiaries. Intercompany accounts and transactions have been eliminated.


FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS:

    Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Additionally, their revenues and expenses are translated using exchange rates approximating average rates prevailing during the fiscal year. Translation adjustments that arise from translating their financial statements from their local currencies to U.S. dollars are accumulated and reflected as a separate component of shareholders' equity.

    Transaction gains and losses that arise from exchange rate changes denominated in currencies other than the local currency are included in the statements of operations as incurred.


USE OF ESTIMATES:

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


CASH EQUIVALENTS:

    Cash equivalents consist of money market instruments, commercial paper and other highly liquid investments purchased with an original maturity of three months or less.

CONCENTRATION OF CREDIT RISK:

    The Company sells its products primarily to semiconductor manufacturers in North America, the Far East, and Europe. As of May 31, 1998, approximately 46%, 19% and 35% of accounts receivable are from customers located in the United States, Europe and the Far East, respectively. As of May 31, 1997, approximately 15%, 28% and 57% of accounts receivable are from customers located in the United States, Europe and the Far East, respectively. Three customers accounted for 34%, 16% and 14% of accounts receivable at May 31, 1998, and one customer accounted for 44% of accounts receivable at May 31, 1997. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses and such losses have been within management's expectations. The Company uses letter of credit terms for some of its international customers.

    Primarily all of the Company's cash, cash equivalents and short-term cash deposits are deposited with major banks in the United States and Japan. The Company invests its excess cash in money market funds and short-term cash deposits. The money market funds and short-term cash deposits bear the risk associated with each fund. The money market funds have variable interest rates, and the short-term cash deposits have fixed rates. The Company has not experienced any losses on its money market funds or short-term cash deposits.


INVENTORIES:

    Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market.


PROPERTY AND EQUIPMENT:

    Property and equipment are stated at cost. Leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the related lease. Furniture, fixtures, machinery and equipment are depreciated on a straight-line basis over their estimated useful lives. The ranges of estimated useful lives for furniture, fixtures, machinery and equipment are as follows:


Furniture and fixtures................................  2 to 15 years

Machinery and equipment...............................  4 to 11 years


GOODWILL:

    Cost in excess of the fair value of net assets of acquired companies of $956,000 is being amortized on a straight-line basis over 24.5 years and is included in other assets, net of accumulated amortization of $490,000 and $454,000 at May 31, 1998 and 1997, respectively.

REVENUE RECOGNITION:

    Revenue is recognized upon shipment of product and a provision for the estimated future cost of warranty is recorded. Actual warranty costs incurred have not materially differed from those provided.


PRODUCT DEVELOPMENT COSTS AND CAPITALIZED SOFTWARE:

    Costs incurred in the research and development of new products or systems are charged to operations as incurred.

    Costs incurred in the development of software programs for the Company's products are charged to operations as incurred until technological feasibility of the software has been established. Generally, technological feasibility is established when the software module performs its primary functions described in its original specifications, contains features required for it to be usable in a production environment, is completely documented and the related hardware portion of the product is complete. After technological feasibility is established, any additional costs are capitalized. Capitalized costs are amortized over the estimated life of the related software product using the greater of the units of sales or straight-line methods over ten years. Capitalized costs, net of accumulated amortization, of approximately $57,000 are included in other assets at May 31, 1997. System software development costs were fully amortized at May 31, 1998.

    During 1994, the Company entered into a cost-sharing research agreement with the Defense Advanced Research Projects Agency ("DARPA"), a U.S. government agency, under which DARPA will provide co-funding up to a maximum amount of $6.5 million during fiscal 1994 through January 1999 for the development of a new product that will allow for burn-in at the wafer level. Payments from DARPA will be received upon DARPA's approval of the achievement by the Company of milestones as outlined in the contract. The Company recognizes such reimbursements as a reduction to research and development expenses in an amount equal to actual reimbursable project costs incurred. At May 31, 1998, no payment was due from DARPA. $500,000 was due from DARPA at May 31, 1997.


FAIR VALUE OF FINANCIAL INSTRUMENTS:

    Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable approximates fair value.

    The Company's investments are composed primarily of government and corporate fixed income securities, certificates of deposit and commercial paper. While it is the Company's general intent to hold such securities until maturity, management will occasionally sell particular securities for cash flow purposes. Therefore, the Company's investments are classified as available-for-sale and are carried at fair value. Through May 31, 1998, no material losses had been experienced on such investments.

    Unrealized gains and losses, net of losses, net of tax, are computed on the basis of specific identification and are included in retained earnings. Realized gains, realized losses, and declines in value, judged to be other-than-temporary, are included in other income. The cost of securities sold is based on the specific identification method and interest earned is included in other income.


CARRYING VALUE OF LONG-TERM ASSETS:

    The Company writes off the carrying value of long-term assets to the extent that projected net operating income is not sufficient to recover the carrying value of these assets over their remaining useful life.


INCOME TAXES:

    Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.


STOCK-BASED COMPENSATION:

    In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." SFAS No. 123 allows companies to either account for stock-based compensation under the new provisions of SFAS No. 123 or under the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS No. 123 had been adopted. The Company accounts for its stock based compensation in accordance with the provisions of APB No. 25 and presents disclosures required by SFAS No. 123.


EARNINGS PER SHARE ("EPS") DISCLOSURES:

    The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," and all prior periods have been restated accordingly. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon exercise of stock options for all periods.

    In February 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 98, which addresses the computation of EPS in an initial public offering. The Company has determined that no incremental shares should be included in the computation of EPS in accordance with the SAB and basic and diluted EPS has been restated accordingly.

    In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:


                                                      Year Ended May 31,
                                            ----------------------------------
                                               1998        1997        1996
                                            ----------  ----------  ----------
                                     (in thousands, except per share amounts)
Numerator: Net income.......................   $2,405      $3,315      $1,400
                                            ----------  ----------  ----------
Denominator for basic income per share:
  Weighted-average shares outstanding ......    6,327       4,297       4,303
                                            ----------  ----------  ----------
Shares used in basic per share calculation..    6,327       4,297       4,303


Effect of dilutive securities:
   Employee stock options...................      434         203          61
                                            ----------  ----------  ----------
Denominator for diluted income
   per share................................    6,761       4,500       4,364
                                            ----------  ----------  ----------

Basic income per share......................    $0.38       $0.77       $0.33
                                            ==========  ==========  ==========
Diluted income per share....................    $0.36       $0.74       $0.32
                                            ==========  ==========  ==========

RECENT ACCOUNTING PRONOUNCEMENTS:

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for the Company for the year ending May 31, 1999. Comprehensive income includes such items as foreign currency translation adjustments and unrealized holding gains and losses on available for sale securities that are currently being presented by the Company as a component of shareholders' equity. The Company does not expect this pronouncement to materially impact the Company's results of operations.

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, "Financial Reporting for Segments for a Business Enterprise." The new standard becomes effective for the Company for the year ending May 31, 1999, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company does not expect this pronouncement to materially change the Company's current reporting and disclosures.

2. INVENTORIES:

     Inventories are comprised of the following (in thousands):

                                                   May 31,
                                         -------------------------
                                             1998         1997
                                         ------------ ------------
Raw materials and subassemblies.........      $5,688       $4,376
Work in process.........................       5,173        5,508
Finished goods..........................       1,081          614
                                         ------------ ------------
                                             $11,942      $10,498
                                         ============ ============


3. PROPERTY AND EQUIPMENT:

    Property and equipment comprise (in thousands):

                                                   May 31,
                                         -------------------------
                                             1998         1997
                                         ------------ ------------
Leasehold improvements..................        $393         $473
Furniture and fixtures..................       2,996        3,617
Machinery and equipment.................       2,569        3,174
Test equipment..........................       1,944        2,283
                                         ------------ ------------
                                               7,902        9,547
Less accumulated depreciation
  and amortization......................      (6,361)      (7,856)
                                         ------------ ------------
                                              $1,541       $1,691
                                         ============ ============

4. NOTES PAYABLE--BANKS:

    At May 31, 1998 and 1997 short-term bank borrowings totaled $0 and $4,656,000 respectively. Outstanding borrowings at May 31, 1997 were comprised of borrowings under a domestic line of credit and of short-term bank loans of the Company's majority owned Japanese subsidiary for $1,897,000 at an interest rate of 3.8%, respectively. These borrowings were partially collateralized by certain time deposits and accounts receivable.

    The Company's majority owned Japanese subsidiary has overdraft facilities with a bank up to a limit of $216,000 against which certain time deposits and accounts receivable are pledged as collateral for the facilities.

5. LONG-TERM DEBT:

    Long-term debt comprises (in thousands):

                                                                May 31,
                                                      -------------------------
                                                          1998         1997
                                                      ------------ ------------
Various notes payable to Japanese banks, denominated
  in Japanese Yen, bearing interest at 1.3% to 4.1%
  per annum. These notes are payable in monthly
  principal installments of $1,000 to $4,000 plus
  accrued interest, maturing through April 2003
  and are collateralized by certain time deposits
  and accounts receivable............................        $199         $253

Less current portion.................................         (86)        (117)
                                                      ------------ ------------
                                                             $113         $136
                                                      ============ ============


    The long-term debt agreements contain certain cross-default covenants under which outstanding borrowings would become payable on demand if the Company were to be in default of any other debt agreement and any lender were to accelerate the other debt.


    Principal payments under long-term debt obligations for each of the next five fiscal years as of May 31, 1998 are as follows (in thousands):


   1999.................................         $86
   2000.................................          48
   2001.................................          27
   2002.................................          25
   2003.................................          13
                                         ------------
                                                $199
                                         ============

6. ACCRUED EXPENSES:


    Accrued expenses comprise (in thousands):

                                                   May 31,
                                         -------------------------
                                             1998         1997
                                         ------------ ------------
Payroll related.........................        $866         $993
Commissions and bonuses.................         903        1,882
Warranty................................         511          173
Deferred rent, current..................         166          290
Other...................................       2,046        1,157
                                         ------------ ------------
                                              $4,492       $4,495
                                         ============ ============



7. COMMITMENTS:

    The Company leases most of its manufacturing and office space under operating leases. The Company has entered into a noncancelable operating lease agreement for its United States manufacturing and office facilities, which commenced in October 1991 and expires in September 1999. Under the lease agreement, the Company is responsible for payments of utilities, taxes and insurance.

    Minimum annual rentals payable under operating leases in each of the next five fiscal years and thereafter are as follows (in thousands):


1999....................................      $1,277
2000....................................         568
2001....................................         196
2002....................................         186
2003 and thereafter.....................         388



    Rent expense for the years ended May 31, 1998, 1997 and 1996 was approximately $1,067,000, $1,226,000 and $1,425,000, respectively.

    The Company has a $67,000 certificate of deposit held by a financial institution representing a security deposit for its United States manufacturing office and facilities lease.

8. CAPITAL STOCK:

PREFERRED STOCK:

    The Board of Directors is authorized to determine the rights of the preferred shareholders.


STOCK OPTIONS:

    The Company has reserved 1,256,167 shares of common stock for issuance to employees and consultants under its two stock option plans. Both plans provide that qualified options be granted at an exercise price equal to the fair market value at the date of grant, as determined by the Board of Directors (85% of fair market value in the case of nonstatutory options and purchase rights and 110% of fair market value in certain circumstances). Options generally expire five years from date of grant. Most options become exercisable in increments over a four-year period from the date of grant. Options to purchase approximately 514,103 shares were exercisable at May 31, 1998.

    Activity under the Company's stock option plans was as follows:


                                                     Outstanding Options
                                          --------------------------------------
                                           Number
                               Available     of
                                Shares     Shares     Price per Share    Total
                               ---------  -------- -------------------- --------
                                        (in thousands, except per share data)
Balances, May 31, 1995........       57       407   $3.00   --   $6.00   $1,341
  Options granted.............     (548)      548         $4.00           2,193
  Options exercised...........       --        (1)        $3.00              (3)
  Options terminated..........      222      (222)  $3.00   --   $6.00     (712)
  Additional shares reserved..      335         --          --               --
  1978 Plan expiration........      (27)        --          --               --
  1983 Plan expiration........      (37)        --          --               --
                               ---------  --------                      --------
Balances, May 31, 1996........        2       732   $3.25   --   $6.00    2,819
  Additional shares reserved..      650         --          --               --
  Options granted.............      (70)       70   $4.25   --   $6.00      397
  Options terminated..........       43       (43)  $3.25   --   $6.00     (167)
  1986 Plan expiration........      (43)        --          --             -
                               ---------  --------                      --------
Balances, May 31, 1997........      582       759   $3.25   --   $6.00    3,049
  Additional shares reserved..                  --          --               --
  Options granted.............     (151)      151   $6.19   --  $17.00    1,429
  Options terminated..........       17       (17)  $3.25   --   $7.50      (85)
  Options exercised...........       --       (77)  $3.25   --   $6.00     (287)
  1986 Plan expiration........       (8)                    --
                               ---------  --------                      --------
Balances, May 31, 1998........      440       816   $3.25   --  $17.00   $4,106
                               =========  ========                      ========

    The following information concerning the Company's stock option and employee stock purchase plans is provided in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." The Company accounts for such plans in accordance with APB No. 25 and related Interpretations.

    The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

                                                 Year Ended May 31,
                                       ----------------------------------
                                          1998        1997        1996
                                       ----------  ----------  ----------
Risk-free Interest Rates.............    6.47%       6.47%       6.47%
Expected Life........................  5 years     5 years     5 years
Volatility...........................     0.94        --          --
Dividend Yield.......................     --          --          --


    The weighted average expected life was calculated based on the exercise behavior. The weighted average fair value of those options granted in 1998 and 1997 was $9.37 and $4.01, respectively.


    The following pro forma income information has been prepared following the provisions of SFAS No. 123:

                                                 Year Ended May 31,
                                       ----------------------------------
                                          1998        1997        1996
                                       ----------  ----------  ----------
                                (amounts in thousands, except per share data)
Net income--as reported.............      $2,405      $3,315      $1,400
Net income--pro forma...............      $2,240      $3,215      $1,339
Net income per share--as reported:
  Basic.............................       $0.38       $0.77       $0.33
  Diluted...........................       $0.36       $0.74       $0.32
Net income per share--pro forma:
  Basic.............................       $0.35       $0.75       $0.31
  Diluted...........................       $0.33       $0.71       $0.30



    The above pro forma effects on income may not be representative of the effects on net income for future years as option grants typically vest over several years and additional options are generally granted each year.

    The following table summarizes information with respect to stock options at May 31, 1998:

                            Options Oustanding              Options Exercisable
                     -----------------------------------  -----------------------
                                   Weighted
                        Number      Average    Weighted      Number     Weighted
                     Outstanding   Remaining   Average    Exercisable   Average
      Range of            at      Contractual  Exercise        at       Exercise
  Exercise Prices    May 31, 1998 Life (Years)  Price     May 31, 1998   Price
-------------------- ------------ ----------- ----------  ------------ ----------
      $3.2500            128,901        1.22    $3.2500       119,305    $3.2500
      $4.0000            407,734        2.53    $4.0000       303,116    $4.0000
      $4.2500              9,500        3.40    $4.2500         3,758    $4.2500
      $4.4000             70,000        2.64    $4.4000        52,708    $4.4000
      $6.0000             53,188        3.79    $6.0000        15,454    $6.0000
      $6.1875             20,750        4.90    $6.1875           427    $6.1875
      $6.6880             42,250        4.56    $6.6880         4,184    $6.6880
      $7.5000             35,000        4.05    $7.5000         8,014    $7.5000
      $8.2500              5,000        4.05    $8.2500         1,145    $8.2500
      $13.3130            20,000        4.44   $13.3130         2,500   $13.3130
      $17.0000            24,000        4.38   $17.0000         3,492   $17.0000
                     ------------                         ------------
  $3.2500  - 17.0000     816,323        2.75    $5.0303       514,103    $4.1502
                     ============                         ============


9.  EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK BONUS PLAN:

    The Company has a noncontributory, trusteed employee stock bonus plan for full-time employees who have completed three consecutive months of service and for part time employees who have completed one year of service and have attained an age of 21. The Company can contribute either shares of the Company's stock or cash to the plan. The contribution is determined annually by the Company and cannot exceed 15% of the annual aggregate salaries of those employees eligible for participation in the plan. Individuals' account balances vest at a rate of 25% per year commencing upon completion of three years of service. Nonvested balances, which are forfeited, are allocated to the remaining employees in the plan. Contributions made to the plan during fiscal 1996, 1997 and 1998 were $50,000, $200,000 and $150,000, respectively.


401(K) PLAN:

    The Company maintains a 401(k) profit-sharing plan for its full-time employees who have completed three consecutive months of service and for part-time employees who have completed one year of service and have attained an age of 21. Each participant in the plan may elect to contribute from 1% to 20% of their annual salary to the plan, subject to certain limitations. The Company, at its discretion, may make an annual contribution to the plan. No contributions were made by the Company to the plan during fiscal 1996, 1997 and 1998.

EMPLOYEE STOCK PURCHASE PLAN:

    The Company's 1997 Employee Stock Purchase Plan was adopted by the Board of Directors in June 1997. A total of 300,000 shares of Common Stock have been reserved for issuance under the plan. The plan has consecutive, overlapping, twenty-four month offering periods. The offering periods generally begin on the first trading day on or after April 1 and October 1 each year, except that the first such offering period commences with the effectiveness of the Company's initial public offering and ends on the last trading day on or before March 31, 1999. Shares are purchased through employee payroll deductions at exercise prices equal to 85% of the lesser of the fair market value of the Company's Common Stock at either the first day of an offering period or the last day of such offering period. If a participant's rights to purchase stock under all employee stock purchase plans of the Company accrue at a rate which exceeds $25,000 worth of stock for a calendar year, such participant may not be granted an option to purchase stock under the 1997 Employee Stock Purchase Plan. To date, 20,186 shares have been issued under the plan.



10.  INCOME TAXES:

    Domestic and foreign components of pretax income (loss) are as follows (in thousands):

                                            Year Ended May 31,
                                   --------------------------------------
                                       1998         1997         1996
                                   ------------ ------------ ------------
Domestic..........................      $6,526       $3,672       $1,283
Foreign...........................      (1,787)      (1,130)         248
                                   ------------ ------------ ------------
                                        $4,739       $2,542       $1,531
                                   ============ ============ ============


    The provision (benefit) for income taxes consists of the following (in thousands):

                                            Year Ended May 31,
                                   --------------------------------------
                                       1998         1997         1996
                                   ------------ ------------ ------------
Federal income taxes:
  Current.........................      $2,182         $150          $40
  Deferred........................        (124)        (910)          --
State income taxes:
  Current.........................         266           15            5
  Deferred........................          22         (145)          --
Foreign income taxes:
  Current.........................         (12)         117           85
  Deferred........................          --           --           --
                                   ------------ ------------ ------------
                                        $2,334        ($773)        $130
                                   ============ ============ ============

    The components of the net deferred tax asset (liability) are as follows (in thousands):

                                                           May 31,
                                                -------------------------
                                                    1998         1997
                                                ------------ ------------
Noncurrent assets:
  Net operating losses.....................          $1,783       $1,836
  Credit carryforwards.....................              --           24
  Depreciation and amortization............            (103)          (7)
                                                ------------ ------------
                                                      1,680        1,853
Less valuation allowance...................          (1,680)      (1,698)
                                                ------------ ------------
                                                         --          155
                                                ------------ ------------
Current assets:
  Inventory and other revenues.............           1,201        1,295
  Accrued liabilities......................             913          860
                                                ------------ ------------
                                                      2,114        2,155
Less valuation allowance...................            (957)      (1,255)
                                                ------------ ------------
                                                      1,157          900
                                                ------------ ------------
Net deferred tax asset.....................          $1,157       $1,055
                                                ============ ============

    The Company's effective tax rate differs from the U.S. federal statutory tax rate, as follows:


                                            Year Ended May 31,
                                   --------------------------------------
                                       1998         1997         1996
                                   ------------ ------------ ------------
Maximum statutory rate..                  34.0%        34.0%        34.0%
Net operating loss utilized.......          --        (34.0)       (34.0)
Foreign taxes.....................          --          4.6          5.4
State taxes, net of federal tax
  effect..........................         6.9          0.6          0.3
Other.............................        (0.7)         5.9          2.8
Foreign earnings not currently
  benefitted .....................         7.2           --           --
Foreign Sales Corporation                 (4.7)          --           --
Change in valuation allowances....         6.6        (41.5)          --
                                   ------------ ------------ ------------
Effective tax rate................        49.3%       (30.4)%        8.5%
                                   ============ ============ ============

    Foreign net operating loss carryforwards of approximately $3,700,000 are available to reduce future foreign taxable income and expire in 2003 if not utilized. A valuation allowance has been provided for the deferred tax assets of the Japanese subsidiary as management does not believe it is more likely than not the tax assets will be realized, due to the subsidiary's cumulative losses.



11.  OTHER EXPENSE, NET:


    Other Expense, Net comprises the following:

                                            Year Ended May 31,
                                   --------------------------------------
                                       1998         1997         1996
                                   ------------ ------------ ------------
Foreign exchange loss ............       ($385)       ($393)       ($573)
Other, net........................          21         (172)          14
                                   ------------ ------------ ------------
                                         ($364)       ($565)       ($559)
                                   ============ ============ ============

12.  SEGMENT INFORMATION:

FOREIGN OPERATIONS:


    The Company develops, manufactures and sells systems to semiconductor manufacturers and operates in one industry segment. The following presents information about the Company's operations in different geographic areas (in thousands):

                                    United                        Adjust-
                                    States     Asia     Europe     ments     Total
                                   --------- --------- --------- --------- ---------
1996:
  Net sales......................   $21,486   $14,204    $3,497   $(5,953)  $33,234
  Portion of U.S. net sales
    from export sales............    13,150       --        --        --     13,150
  Income from operations.........     1,330       707       199       300     2,536
  Identifiable assets............    18,515     9,453     1,103    (5,322)   23,749

1997:
  Net sales......................   $35,404    $8,718    $3,986   $(6,088)  $42,020
  Portion of U.S. net sales
    from export sales............    27,102       --        --        --     27,102
  Income (loss) from operations..     3,972      (668)      (32)      412     3,684
  Identifiable assets............    22,983     5,093       910    (4,597)   24,389

1998:
  Net sales......................   $37,748    $3,703    $2,926   $(3,572)  $40,805
  Portion of U.S. net sales
    from export sales............    25,724       --        --        --     25,724
  Income (loss) from operations..     5,511    (1,206)      (53)      (53)    4,199
  Identifiable assets............    50,396     2,173     1,500    (6,964)   47,105



    The Company's foreign operations are primarily those of its Japanese subsidiary. Substantially all of their sales are made to unaffiliated Japanese customers. Net sales and income (loss) from operations from outside the United States include the operating results of Aehr Test Systems Japan K.K. and Aehr Test Systems GmbH. Adjustments consist of intercompany eliminations. Identifiable assets are all assets identified with operations in each geographic area.


MAJOR CUSTOMERS:

    Two customers accounted for 47% and 13% of net sales in fiscal 1998, respectively. One customer accounted for 56% and 29% of net sales in fiscal 1997 and 1996, respectively.

(13) Quarterly Results (unaudited)

        The following table (presented in thousands, except per share data) sets forth selected statement of income data for each of the four quarters of the fiscal years ended May 31, 1998 and May 31, 1997. The unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in the Company's opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                 Three Months Ended
                                   ------------------------------------------
                                   Aug. 31,   Nov. 30,   Feb. 28,    May 31,
                                     1996       1996       1997       1997
                                   ---------  ---------  ---------  ---------
Net sales.........................   $9,071    $10,486    $10,745    $11,718
Gross profit......................    3,326      3,992      4,381      4,606
Net income........................     $367       $423       $590     $1,935
Net income per share (basic)......    $0.09      $0.10      $0.14      $0.45
Net income per share (diluted)....    $0.08      $0.10      $0.13      $0.43


                                                 Three Months Ended
                                   ------------------------------------------
                                   Aug. 31,   Nov. 30,   Feb. 28,    May 31,
                                     1997       1997       1998       1998
                                   ---------  ---------  ---------  ---------
Net sales.........................  $11,665    $11,748    $11,567     $5,825
Gross profit......................    4,604      4,582      4,660      2,600
Net income........................     $614       $908       $831        $52
Net income per share (basic)......    $0.13      $0.13      $0.12      $0.01
Net income per share (diluted)....    $0.12      $0.12      $0.12      $0.01



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                   PART III

Item 10.   Directors and Executive Officers of the Registrant

    The information required by this item relating to directors is incorporated by reference to the information under the caption "Proposal 1 -- Election of Directors" in the Proxy Statement. The information required by this item relating to executive officers is incorporated by reference to the information under the caption "Management -- Executive Officers and Directors" at the end of Part I of this report on Form 10-K.


Item 11.   Executive Compensation

    The information required by this item is incorporated by reference to the section entitled "Compensation of Executive Officers" of the Proxy Statement.


Item 12.   Security Ownership of Certain Beneficial Owners and Management

    The information required by this item is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners, Directors and Management" of the Proxy Statement.


Item 13.   Certain Relationships and Related Transactions

    The information required by this item is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" of the Proxy Statement.

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this Report:

1.  Financial Statements

  Report of Independent Accountants

  Consolidated Balance Sheets at May 31, 1998 and 1997

  Consolidated Statements of Income for the years ended May 31, 1998, 1997 and 1996

  Consolidated Statements of Shareholders' Equity for the years ended May 31,
    1998, 1997 and 1996

  Consolidated Statements of Cash Flows for the years ended May 31, 1998, 1997 and 1996

  Notes to Consolidated Financial Statements


2.  Financial Statement Schedule

The following consolidated financial statement schedule is filed as part of this report and should be read in conjunction with the consolidated financial statements:

                 Schedule

II    Valuation and Qualifying Accounts


All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

Report of Independent Accountants on Financial Statement Schedule
-----------------------------------------------------------------

To the Board of Directors and Shareholders
Aehr Test Systems
Mountain View, California


    Our report on the consolidated financial statements of Aehr Test Systems is included on page 40 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed on Item 14 of this Form 10-K.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                              PricewaterhouseCoopers LLP



San Jose, California
July 10, 1998

                                                                     SCHEDULE II

                       AEHR TEST SYSTEMS AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                       Additions
                           Balance at  Charged to               Balance
                           beginning   costs and                 at end
                            of year     expenses   Deductions   of year
                           ----------  ----------  ----------  ----------
Allowance for doubtful
   accounts receivable:

     May 31, 1998               $270        $131        $141        $260
                           ==========  ==========  ==========  ==========

     May 31, 1997               $241         $29       $  --        $270
                           ==========  ==========  ==========  ==========

     May 31, 1996               $170         $71       $  --        $241
                           ==========  ==========  ==========  ==========



(b) Reports on Form 8-K.

     None

3.  Exhibits

The following exhibits are filed as part of or incorporated by reference into this Report:

Exhibit
  No.                              Description
-------  ---------------------------------------------------------------

  3.1+   Restated Articles of Incorporation of Registrant.
  3.2+   Bylaws of Registrant.
  4.1++  Form of Common Stock certificate.
 10.1+   Amended 1986 Incentive Stock Plan and form of agreement thereunder.
 10.2++  1996 Stock Option Plan (as amended and restated) and forms of Incentive
          Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder.
 10.3++  1997 Employee Stock Purchase Plan and form of subscription agreement thereunder.
 10.4++  Form of Indemnification Agreement entered into between Registrant and its directors and executive officers.
 10.5+   Capital Stock Purchase Agreement dated September 11, 1979 between
          Registrant and certain holders of Common Stock.
 10.6+   Capital Stock Investment Agreement dated April 12, 1984 between
          Registrant and certain holders of Common Stock.
 10.7+   Amendment dated September 17, 1985 to Capital Stock Purchase Agreement dated April 12, 1984 between Registrant and certain holders of Common Stock.
 10.8+   Amendment dated February 26, 1990 to Capital Stock Purchase Agreement dated April 12, 1984 between Registrant and certain holders of Common Stock.
 10.9+   Stock Purchase Agreement dated September 18, 1985 between Registrant and certain holders of Common Stock.
 10.10+  Common Stock Purchase Agreement dated February 26, 1990 between
          Registrant and certain holders of Common Stock.
 10.11+  Lease dated May 14, 1991 for facilities located at 1667 Plymouth
          Street, Mountain View, California.
 11.1++  Computations of Net Income (Loss) Per Share.
 21.1+   Subsidiaries of the Company.
 23.1    Consent of Independent Accountants.
 24.1    Power of Attorney (see page 66).
 27.1    Financial Data Schedule.

------------------------

+ Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form S-1 filed June 11, 1997 (File No. 333-28987)

++ Incorporated by reference to the same-numbered exhibit previously filed with Amendment No.1 to the Company's Registration Statement on Form S-1 filed July 17, 1997 (File No. 333-28987).

                                  SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 27, 1998
                                AEHR TEST SYSTEMS

                                By:             /s/ RHEA J. POSEDEL
                                     ----------------------------------------
                                                  Rhea J. Posedel
                                     PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                       CHAIRMAN OF THE BOARD OF DIRECTORS

                                POWER OF ATTORNEY
     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Rhea J. Posedel and Gary L. Larson, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                          Title                     Date
--------------------------  -----------------------------------  -------------
/s/ RHEA J. POSEDEL         President, Chief Executive           August 27, 1998
---------------------------   Officer and Chairman of
    Rhea J. Posedel           the Board of Directors
                              (Principal Executive Officer)

/s/ GARY L. LARSON          Vice President of Finance            August 27, 1998
---------------------------   and Chief Financial Officer
    Gary L. Larson            (Principal Financial and
                              Accounting Officer)

/s/ WILLIAM W. R. ELDER     Director                             August 27, 1998
---------------------------
    William W. R. Elder

/s/ MARIO M. ROSATI         Director
---------------------------                                      August 27, 1998
    Mario M. Rosati

/s/ DAVID TORRESDAL         Director
---------------------------
    David Torresdal                                              August 27, 1998