Form 10-Q
period 1998-08-31
AEHR TEST SYSTEMS
filed 1998-10-14
CIK 1040470

                                    FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 1998.

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

                    (Item 1)      YES  X       NO
                                      ---         ---

                    (Item 2)      YES  X       NO
                                      ---         ---
     Number of shares of Common Stock, $0.01 par value, outstanding August 31, 1998 was 6,924,418.

                                      FORM 10-Q

                       FOR THE QUARTER ENDED FEBRUARY 28, 1998

                                        INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
               August 31, 1998 and May 31, 1998. . . . . . . . . . . .    3

          Condensed Consolidated Statements of Operations for the three
               months ended August 31, 1998 and 1997 . . . . . . . . .    4

          Condensed Consolidated Statements of Cash Flows for the
               three months ended August 31, 1998 and 1997 . . . . . .    5

          Notes to Condensed Consolidated Financial Statements . . . .    6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations . . . . . . . . . . . . . . .    8

PART II. OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds . . . . . . . . . .   18

ITEM 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .   18

SIGNATURE PAGE . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19

                            PART I.  FINANCIAL STATEMENTS

                          AEHR TEST SYSTEMS AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except per share data)
                                      (unaudited)

                                                      August 31,     May 31,
                                                         1998         1998
                                                     -----------  -----------
                     ASSETS
Current assets:
   Cash and cash equivalents . . . . . . . . . . . .     $6,885       $6,748
   Short-term investments. . . . . . . . . . . . . .     16,287       16,579
   Accounts receivable . . . . . . . . . . . . . . .      5,615        7,182
   Inventories . . . . . . . . . . . . . . . . . . .     11,835       11,942
   Prepaid expenses and other. . . . . . . . . . . .      1,493        1,407
                                                     -----------  -----------
      Total current assets . . . . . . . . . . . . .     42,115       43,858
Property and equipment, net. . . . . . . . . . . . .      1,576        1,541
Long-term investments. . . . . . . . . . . . . . . .      1,134          904
Other assets, net. . . . . . . . . . . . . . . . . .        649          802
                                                     -----------  -----------
      Total assets . . . . . . . . . . . . . . . . .    $45,474      $47,105
                                                     ===========  ===========

           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt . . . . . . . .        $85          $86
   Accounts payable. . . . . . . . . . . . . . . . .      2,141        2,084
   Accrued expenses. . . . . . . . . . . . . . . . .      3,406        4,492
   Deferred revenue. . . . . . . . . . . . . . . . .         49          311
                                                     -----------  -----------
      Total current liabilities. . . . . . . . . . .      5,681        6,973

Long-term debt, net of current portion.  . . . . . .        128          113
Deferred lease commitment. . . . . . . . . . . . . .         14           55
                                                     -----------  -----------
      Total liabilities. . . . . . . . . . . . . . .      5,823        7,141
                                                     -----------  -----------
Shareholders' equity:
   Common stock, $.01 par value outstanding:
      6,924 shares and 6,917 shares at August 31,
      1998 and May 31, 1998, respectively  . . . . .         69           69
   Additional paid-in capital  . . . . . . . . . . .     35,492       35,467
   Retained earnings   . . . . . . . . . . . . . . .      1,916        2,275
   Net unrealized gain on investments  . . . . . . .          6           --
   Cumulative translation adjustment . . . . . . . .      2,168        2,153
                                                     -----------  -----------
      Total shareholders' equity . . . . . . . . . .     39,651       39,964
                                                     -----------  -----------
      Total liabilities and shareholders' equity . .    $45,474      $47,105
                                                     ===========  ===========

                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

              AEHR TEST SYSTEMS AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (in thousands, except per share data)
                          (unaudited)

                                             Three Months Ended
                                                 August 31,
                                           ---------------------
                                              1998       1997
                                           ---------- ----------
Net sales. . . . . . . . . . . . . . . . .    $5,430    $11,665
Cost of sales. . . . . . . . . . . . . . .     3,286      7,061
                                           ---------- ----------
Gross profit . . . . . . . . . . . . . . .     2,144      4,604
                                           ---------- ----------
Operating expenses:
  Selling, general and administrative. . .     1,822      2,247
  Research and development . . . . . . . .     1,189      1,179
  Research and development cost
     reimbursement - DARPA . . . . . . . .      (250)       --
                                           ---------- ----------
          Total operating expenses . . . .     2,761      3,426
                                           ---------- ----------
Income (loss) from operations  . . . . . .      (617)     1,178
Interest income (expense), net . . . . . .       312        (62)
Other income (expense), net  . . . . . . .       (54)        20
                                           ---------- ----------
Income (loss) before income taxes. . . . .      (359)     1,136
Income tax expense  . . . .  . . . . . . .        --        522
                                           ---------- ----------
Net income (loss). . . . . . . . . . . . .      (359)       614
                                           ---------- ----------
Other comprehensive income, net of tax:
  Foreign currency translation adjustments        15         34
  Unrealized holding gains arising
     during period . . . . . . . . . . . .         6         --
                                           ---------- ----------
  Other comprehensive income (loss)            $(338)      $648
                                           ========== ==========

Net income (loss) per share (basic)  . . .    $(0.05)     $0.13
Net income (loss) per share (diluted). . .    $(0.05)     $0.12

Shares used in per share calculation:
   Basic . . . . . . . . . . . . . . . . .     6,920      4,730
   Diluted . . . . . . . . . . . . . . . .     6,920      5,143

                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                        AEHR TEST SYSTEMS AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                              Three Months Ended
                                                                  August 31,
                                                            ----------------------
                                                                1998        1997
                                                            ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)   . . . . . . . . . . . . . . . . . .         $(359)       $614
Adjustments to reconcile net income to net cash
      provided by operating activities:
   Provision for doubtful accounts. . . . . . . . . . .          (126)         25
   Loss (gain) on disposition of fixed assets . . . . .            (3)         18
   Depreciation and amortization. . . . . . . . . . . .           112         160
   Deferred income taxes. . . . . . . . . . . . . . . .           (14)        --
   Changes in operating assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . . .         1,707      (1,470)
      Inventories . . . . . . . . . . . . . . . . . . .            83         (62)
      Accounts payable. . . . . . . . . . . . . . . . .            60         278
      Accrued expenses and deferred revenue . . . . . .        (1,350)        790
      Deferred lease commitment . . . . . . . . . . . .           (41)        (41)
      Other assets and liabilities. . . . . . . . . . .          (100)       (153)
                                                            ----------  ----------
       Net cash provided by (used in) operating
           activities . . . . . . . . . . . . . . . . .           (31)        159
                                                            ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of short-term investments. . . . . . . . . . . . .           304          63
Purchase of long-term investments . . . . . . . . . . .          (224)        --
Acquisition of property and equipment . . . . . . . . .          (123)        (95)
Decrease (increase) in other assets . . . . . . . . . .           150        (152)
                                                            ----------  ----------
       Net cash provided by (used in) investing
           activities . . . . . . . . . . . . . . . . .           107        (184)
                                                            ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in notes payable -- banks. . . . . . . . . . .           --       (2,835)
Borrowings under long-term debt . . . . . . . . . . . .            50          91
Long-term debt and capital lease principal payments . .           (32)       (129)
Proceeds from issuance of common stock and
  exercise of stock options . . . . . . . . . . . . . .            25      27,086
                                                            ----------  ----------
       Net cash provided by financing activities. . . .            43      24,213
                                                            ----------  ----------
Effect of exchange rates on cash. . . . . . . . . . . .            18          (1)
                                                            ----------  ----------
       Net increase in cash and cash equivalents. . . .           137      24,187
Cash and cash equivalents, beginning of period. . . . .         6,748       1,176
                                                            ----------  ----------
Cash and cash equivalents, end of period. . . . . . . .        $6,885     $25,363
                                                            ==========  ==========

                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                     AEHR TEST SYSTEMS AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED AUGUST 31, 1998
                                  (UNAUDITED)

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

        UNAUDITED INTERIM FINANCIAL DATA. In the opinion of management, the unaudited consolidated financial statements for the interim periods presented reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the consolidated financial position and results of operations as of and for such periods indicated. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998. Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

2.  EARNINGS PER SHARE

        EARNINGS PER SHARE. Earnings per share is computed based on the weighted average number of common and common equivalent shares (common stock options and warrants) outstanding during each period using the treasury stock method.

                                             Three Months Ended
                                                 August 31,
                                           ---------------------
                                              1998       1997
                                           ---------- ----------
                                           (in thousands, except
                                             per share amounts)
Basic EPS:
Net income (loss). . . . . . . . . . . . .     $(359)      $614
                                           ========== ==========
Denominator: Weighted average common
  shares outstanding . . . . . . . . . . .     6,920      4,730
                                           ========== ==========
Net income (loss) per share (basic)  . . .    $(0.05)     $0.13
                                           ========== ==========
Diluted EPS:
Denominator: Weighted average common
  shares outstanding . . . . . . . . . . .     6,920      4,730
Options  . . . . . . . . . . . . . . . . .        --        413
                                           ---------- ----------
Total Shares . . . . . . . . . . . . . . .     6,920      5,143
                                           ========== ==========
Net income (loss) per share (diluted). . .    $(0.05)     $0.12
                                           ========== ==========

        For the three months ended August 31, 1998, the Company reported a net loss. For this period, the effect of stock options has been excluded from the sharebase used to compute diluted loss per share as the effect would be anti-dilutive.

3.  INVENTORIES

    Inventories are comprised of the following (in thousands):

                                     August 31,     May 31,
                                        1998         1998
                                     -----------  -----------
                                     (unaudited)

Raw materials sub-assemblies             $5,756       $5,688
Work in process                           5,308        5,173
Finished goods                              771        1,081
                                     -----------  -----------
                                        $11,835      $11,942
                                     ===========  ===========

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


RESULTS OF OPERATIONS

    The following table sets forth items in the Company's Consolidated Statements of Operations as a percentage of net sales for the periods indicated.

                                             Three Months Ended
                                                 August 31,
                                           ---------------------
                                              1998       1997
                                           ---------- ----------
Net sales. . . . . . . . . . . . . . . . .     100.0 %    100.0 %
Cost of sales. . . . . . . . . . . . . . .      60.5       60.5
                                           ---------- ----------
Gross profit . . . . . . . . . . . . . . .      39.5       39.5
                                           ---------- ----------
Operating expenses:
  Selling, general and administrative. . .      33.6       19.3
  Research and development . . . . . . . .      21.9       10.1
  Research and development cost
     reimbursement - DARPA . . . . . . . .      (4.6)        --
                                           ---------- ----------
          Total operating expenses . . . .      50.9       29.4
                                           ---------- ----------
Income (loss) from operations  . . . . . .     (11.4)      10.1
Interest income (expense), net . . . . . .       5.8       (0.6)
Other income (expense), net  . . . . . . .      (1.0)       0.2
                                           ---------- ----------
Income (loss) before income taxes. . . . .      (6.6)       9.7
Income tax expense  . . . .  . . . . . . .        --        4.4
                                           ---------- ----------
Net income (loss). . . . . . . . . . . . .      (6.6)%      5.3 %
                                           ========== ==========

THREE MONTHS ENDED AUGUST 31, 1998 COMPARED TO THREE MONTHS ENDED AUGUST 31,
1997

    NET SALES. Net sales consist primarily of sales of systems, die carriers, test fixtures, upgrades and spare parts and revenues from service contracts. The Company recognizes revenue upon shipment of product. Net sales decreased to $5.4 million in the three months ended August 31, 1998 from $11.7 million in the three months ended August 31, 1997, a decrease of 53.5%. The decrease in net sales in the three months ended August 31, 1998 resulted primarily from reduced shipments in all major product groups. The Company anticipates that net sales will decrease in fiscal 1999 compared with fiscal 1998.

    GROSS PROFIT. Gross profit consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit decreased to $2.1 million in the three months ended August 31, 1998 from $4.6 million in the three months ended August 31, 1997, a decrease of 53.4%. The decrease in gross profit was primarily due to the decrease in net sales. Gross profit margin was unchanged at 39.5% in the three months ended August 31, 1998 and in the three months ended August 31, 1997. The Company anticipates that gross profit and gross profit margin will decrease in fiscal 1999 compared with fiscal 1998.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related costs of employees, customer support costs, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses decreased to $1.8 million in the three months ended August 31, 1998 from $2.2 million in the three months ended August 31, 1997, a decrease of 18.9%. The decrease in SG&A expenses was primarily due to a reduction in provision for doubtful accounts, and decreases in employment related costs and commissions paid to outside sales representatives, partially offset by an increase in product support expenses. As a percentage of net sales, SG&A expenses increased to 33.6% in the three months ended August 31, 1998 from 19.3% in the three months ended August 31, 1997, reflecting lower net sales. The Company anticipates that SG&A expenses will decrease in fiscal 1999 compared with fiscal 1998.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses were unchanged at $1.2 million in the three months ended August 31, 1998 and in the three months ended August 31, 1997. As a percentage of net sales, R&D expenses increased to 21.9% in the three months ended August 31, 1998 from 10.1% in the three months ended August 31, 1997, reflecting lower net sales.

    RESEARCH AND DEVELOPMENT COST REIMBURSEMENT - DARPA. Research and development cost reimbursement - DARPA ("R&D - DARPA") is a credit representing reimbursements by DARPA of costs incurred in the Company's wafer-level burn-in development project. R&D - DARPA increased to $250,000 in the three months ended August 31, 1998 from nil in the three months ended August 31, 1997. Payments by DARPA depend on satisfaction of development milestones, and the level of payments may vary significantly from quarter to quarter. As of August 31, 1998, there were no unpaid DARPA invoices.

    INTEREST INCOME (EXPENSE). Interest income was $312,000 in the three months ended August 31, 1998, as compared with interest expense of $62,000 in the three months ended August 31, 1997. Interest income in the three months ended August 31, 1998 was primarily due to investment income from the proceeds obtained from the initial public offering in August 1997. Interest expense in the three months ended August 31, 1997 was primarily related to short-term debt which was subsequently repaid.

    OTHER INCOME (EXPENSE), NET. Other expense, net was $54,000 in the three months ended August 31, 1998, compared with other income, net of $20,000 in the three months ended August 31, 1997. Other expense in the three months ended August 31, 1998 was primarily due to foreign exchange loss incurred by the Company's Japanese subsidiary. Other income in the three months ended August 31, 1997 was primarily due to the recognition of the Company's 25% interest in ESA Electronics Pte Ltd., a Singapore corporation, partially offset by exchange losses incurred by the Company's Japanese subsidiary and cash discounts allowed.

    INCOME TAX EXPENSE. Income tax expense decreased to nil in the three months ended August 31, 1998 from $522,000 in the three months ended August 31, 1997. The decrease in income tax expense was primarily due to the operating loss in the three months ended August 31, 1998 compared with an operating income in the three months ended August 31, 1997. The income tax rate did not approximate the statutory tax rates of the jurisdictions in which the Company operates because no tax benefit is recorded for losses in the Company's Japanese subsidiary. The Company anticipates that the Japanese subsidiary will record a loss in the second quarter of fiscal 1999.


LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary source of liquidity has been the cash flow generated from the Company's August 1997 initial public offering, resulting in net proceeds to the Company of approximately $26.8 million. As of August 31, 1998, the Company had $23.2 million in cash and short-term investments.

    Net cash used in operating activities was approximately $31,000 for the three months ended August 31, 1998 and net cash provided by operating activities was $159,000 for the three months ended August 31, 1997. For the three months ended August 31, 1998, net cash used in operating activities was due primarily to a decrease in accrued expenses of $1.4 million and a net loss of $359,000, partially offset by a decrease in accounts receivable of $1.7 million. For the three months ended August 31, 1997, net cash provided by operating activities was primarily due to net income of $614,000 and increases in accounts payable and accrued expenses of $1.1 million, partially offset by an increase in accounts receivable of $1.5 million.

    Net cash provided by investing activities was approximately $107,000 for the three months ended August 31, 1998, and net cash used in investing activities was $184,000 for the three months ended August 31, 1997. Financing activities provided cash of approximately $43,000 in the three months ended August 31, 1998 and $24.2 million in the three months ended August 31, 1997. The cash provided by financing activities in the three months ended August 31, 1997 was primarily attributable to the Company's initial public offering in August 1997.

    As of August 31, 1998, the Company had working capital of $36.4 million, compared with $36.9 million as of May 31, 1998. Working capital consists of cash and cash equivalents, short term cash deposits, accounts receivable, inventory and other current assets, less current liabilities. The decrease in working capital was primarily due to a decrease in accounts receivable, partially offset by a decrease in accrued expenses.

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


FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

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

    FLUCTUATIONS IN OPERATING RESULTS. The Company has experienced and expects to continue to experience significant fluctuations in its quarterly and annual operating results. The Company's future operating results will depend upon a variety of factors, including the timing of significant orders, market acceptance of new products and enhanced versions of the Company's products, capital spending patterns by customers, and the Company's ability to produce systems and products in volume and meet
customer requirements.   The Company's gross margins have varied and will
continue to vary based on a variety of factors, including the mix of products sold, sales volume, and the amount of products sold under volume purchase arrangements, which tend to have lower selling prices. Accordingly, past performance may not be indicative of future performance.

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

    RECENT OPERATING LOSSES. The Company incurred operating losses of $2.4, $4.2 and $2.1 million in fiscal 1993, 1994 and 1995, respectively. Although the Company operated profitably during fiscal 1996, 1997 and 1998, increased net sales in those years were substantially the result of sales of new products, particularly sales of MTX systems to Siemens. In fiscal 1998, the Company began to feel the industry slowdown due to uncertainties caused primarily by the financial crisis in Asia and DRAM overcapacity. The
Company incurred an operating loss in the first quarter of fiscal 1999 and anticipates incurring an operating loss in the second quarter of fiscal 1999. There can be no assurance that the industry will rebound soon or that the Company will be able to return to profitability soon.

    DEPENDENCE ON MARKET ACCEPTANCE OF MTX SYSTEM. The Company's strategy depends, in part, upon its ability to persuade potential customers that the MTX system can successfully perform a significant portion of final test functions and that transferring such tests to MTX systems will reduce their overall capital and test costs. The failure of the MTX system to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and operating results.

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

    CUSTOMER CONCENTRATION. Sales to the Company's five largest customers accounted for approximately 78.4%, 75.2%, and 69.2% of its net sales in the first quarter of fiscal 1999, in fiscal 1998 and 1997, respectively.
Siemens accounted for 48.8% of net sales in the first quarter of fiscal 1999. During fiscal 1998 and 1997, Siemens accounted for 47.0% and 55.7% of the Company's net sales, respectively. During fiscal 1998, Motorola, Inc. accounted for 12.8% of net sales. No other customers represented more than 10% of the Company's net sales for any of such periods. The loss of or reduction or delay in orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect the Company's business, financial condition and operating results.

    LIMITED MARKET FOR BURN-IN SYSTEMS. Historically, a substantial portion of the Company's net sales were derived from the sale of burn-in systems. The market for burn-in systems is mature and estimated to be less than $100 million per year. There can be no assurance that the market for burn-in systems will grow, and sales of the Company's burn-in products could decline, as was the case in 1998.

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

    INTENSE COMPETITION. In each of the markets it serves, the Company faces competition from established competitors and potential new entrants. New product introductions by the Company's competitors or by new market entrants could cause a decline in sales or loss of market acceptance of the Company's existing products. Competing suppliers of burn-in and functional test systems include Ando Corporation, Japan Engineering Company and Reliability Incorporated. In addition, suppliers of memory test equipment including Advantest Corporation and Teradyne, Inc. may seek to offer competitive parallel test systems in the future. The Company's MAX dynamic and ATX monitored and dynamic burn-in systems increasingly have faced and are expected to continue to face severe competition, especially from local, low cost manufacturers. Also, the MAX dynamic burn-in system faces severe competition from manufacturers of monitored burn-in systems. The Company's DiePak products face significant competition. Texas Instruments Incorporated sells a temporary, reusable bare die carrier, and the Company believes that several other companies have developed or are developing other such products. The Company's test fixture products face numerous competitors. The Company has granted a royalty-bearing license to one company to make PTBs for use with its MTX systems. Sales of PTBs by licensees would result in royalties to the Company but would reduce the Company's own sales of PTBs.

    CYCLICALITY OF SEMICONDUCTOR INDUSTRY AND CUSTOMER PURCHASES; RISK OF CANCELLATIONS AND RESCHEDULINGS. The semiconductor and semiconductor equipment industries in general, and the market for DRAMs and other memories in particular, historically have been highly volatile and have experienced periodic downturns and slowdowns. These downturns and slowdowns have adversely affected the Company's operating results in the past and in fiscal 1998. A large portion of the Company's net sales are attributable to a few customers and therefore a reduction in purchases by one or more customers could materially adversely affect the Company's financial results. Semiconductor equipment companies may experience a significant rate of cancellations and reschedulings of purchase orders, as was the case in the industry in late 1995 and early 1996, and as is the case in 1998. There can be no assurance that the Company will not be materially adversely affected by future cancellations and reschedulings.

    YEAR 2000. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year.
Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.
This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

    The Company has recognized the Year 2000 problem and has taken steps to mitigate the situation. The Company's in-house information technology system consists primarily of hardware and software purchased from outside parties. The Company believes that vendor-developed software will be made Year 2000 compliant before the end of 1999 through vendor-provided updates or replacements with other Year 2000 compliant hardware and software. The Company is also testing the internally developed software and hardware which is included in the products sold to customers. Such assessments and modifications to existing software and conversion to new software are expected to be completed by mid-1999. If, however, such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company has had limited communications with its suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issue. The failure of one or more of these third parties to be Year 2000 compliant could result in a material adverse effect on the Company's business, operating results and financial position. The Company plans to make inquiries to certain of the key third party suppliers to assess their Year 2000 readiness, and expects that this process will be on-going through the end of 1999. There, however, can be no assurance that the systems or subsystems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company.

    The Company expects that costs to address the Year 2000 issue, directly or indirectly, will total approximately $200,000, the majority of which will be spent in the current fiscal year, with the remainder being spent during fiscal 2000. Costs include salary and related expenses, hardware and software costs, consulting and miscellaneous expenses. To date, the Company has incurred expenses of approximately $20,000 related to the assessment of and preliminary efforts in dealing with the Year 2000 issue.

    A most reasonably likely worst case Year 2000 scenario would be a minor interruption in production or shipping resulting from unanticipated problems encountered in the information systems of the Company, or of any of the significant third parties with whom the Company does business. The pervasiveness of the Year 2000 issue makes it likely that previously unidentified issues will require remediation during the normal course of business. In such a case, the Company anticipates that transactions could be processed manually while the information system and other systems are repaired and that such interruptions would have a minor effect on the Company's operations.

    The costs of the planned Year 2000 modifications, and the dates by which the Company expects to complete them, are based on management's best estimates, which were derived from numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. There can be, however, no assurance that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

    DEPENDENCE ON SUBCONTRACTORS; SOLE OR LIMITED SOURCES OF SUPPLY. The Company's MTX, MAX and ATX systems contain several components, including environmental chambers, power supplies and certain ICs, which are currently supplied by only one or a limited number of suppliers. The DiePak products include an interconnect substrate which is supplied only by Nitto Denko Corporation. The Company does not have formal written supply agreements with Nitto Denko. While there have been no significant interruptions in supply of components by Nitto Denko, there can be no assurance that Nitto Denko will continue to supply components within an acceptable timeframe. In the event that any significant subcontractor or single source supplier were to become unable or unwilling to continue to manufacture subassemblies, components or parts in required volumes, the Company would have to identify and qualify acceptable replacements. The process of qualifying subcontractors and suppliers could be lengthy, and no assurance can be given that any additional sources would be available to the Company on a timely basis.

    POSSIBLE VOLATILITY OF STOCK PRICE. The Company believes that factors such as announcements of developments related to the Company's business, fluctuations in the Company's operating results, failure to meet securities analysts' expectations, general conditions in the semiconductor and semiconductor equipment industries and the worldwide economy could cause the price of the Company's Common Stock to fluctuate substantially. In addition, in recent years the stock market in general, and the market for small capitalization and high technology stocks in particular, has experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of the Company's Common Stock.

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

                                PART II - OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    The following information is provided as an amendment to the initial report on Form 10-K "Use of Proceeds from the IPO," regarding the use of proceeds from the sale of securities under the Company's Registration Statement Form S-1 (333-28987), which was declared effective on August 18, 1997. From the effective date of the Registration Statement, the net proceeds have been used for the following purposes:


Purchase and installation of machinery and equipment          $   450,274
Repayment of indebtedness                                       4,455,179
Working capital                                                   401,844
Temporary investments, including cash and cash equivalents     21,525,000
                                                             ------------
Total                                                         $26,832,297
                                                             ============

    All of the foregoing expenses were direct or indirect payments to persons other than (i) directors, officers or their associates; (ii) persons owning ten percent (10%) or more of the Company's Common Stock; or
(iii) affiliates of the Company.




Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                (a)  Exhibit 27.1 Financial Data Schedule
                (b)  No reports on Form 8-K were filed by the Company
                    during the quarter ended August 31, 1998.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Aehr Test Systems
                                                    (Registrant)

Date:     October 14, 1998                   /s/  RHEA J. POSEDEL
                                                  ---------------
                                                  Rhea J. Posedel
                                        President and Chief Executive Officer

Date:     October 14, 1998                   /s/  GARY L. LARSON
                                                  --------------
                                                  Gary L. Larson
                                            Vice President of Finance and
                                               Chief Financial Officer