Form 10-Q
period 1998-11-30
AEHR TEST SYSTEMS
filed 1999-01-13
CIK 1040470

                                    FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 1998.

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

                    (Item 1)      YES  X       NO
                                      ---         ---

                    (Item 2)      YES  X       NO
                                      ---         ---
     Number of shares of Common Stock, $0.01 par value, outstanding at November 30, 1998 was 6,836,875

                                      FORM 10-Q

                       FOR THE QUARTER ENDED NOVEMBER 30, 1998

                                        INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
               November 30, 1998 and May 31, 1998. . . . . . . . . . .    3

          Condensed Consolidated Statements of Operations for the three months and six months ended November 30, 1998
               and 1997. . . . . . . . . . . . . . . . . . . . . . . .    4

          Condensed Consolidated Statements of Cash Flows for the
               six months ended November 30, 1998 and 1997 . . . . . .    5

          Notes to Condensed Consolidated Financial Statements . . . .    6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations . . . . . . . . . . . . . . .    8

PART II. OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds . . . . . . . . . .   20

ITEM 4.  Submission of Matters to a Vote of Security Holders . . . . .   20

ITEM 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .   21

SIGNATURE PAGE . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21

                            PART I.  FINANCIAL STATEMENTS

                          AEHR TEST SYSTEMS AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except per share data)

                                                     November 30,    May 31,
                                                         1998         1998
                                                     (Unaudited)
                                                     -----------  -----------
                     ASSETS
Current assets:
   Cash and cash equivalents . . . . . . . . . . . .    $ 6,769      $ 6,748
   Short-term investments. . . . . . . . . . . . . .     13,020       16,579
   Accounts receivable . . . . . . . . . . . . . . .      6,954        7,182
   Inventories . . . . . . . . . . . . . . . . . . .     11,738       11,942
   Prepaid expenses and other. . . . . . . . . . . .      1,626        1,407
                                                     -----------  -----------
      Total current assets . . . . . . . . . . . . .     40,107       43,858
Property and equipment, net. . . . . . . . . . . . .      1,957        1,541
Long-term investments. . . . . . . . . . . . . . . .      1,661          904
Other assets, net. . . . . . . . . . . . . . . . . .        773          802
                                                     -----------  -----------
      Total assets . . . . . . . . . . . . . . . . .    $44,498      $47,105
                                                     ===========  ===========

           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt . . . . . . . .    $    93      $    86
   Accounts payable. . . . . . . . . . . . . . . . .      1,917        2,084
   Accrued expenses. . . . . . . . . . . . . . . . .      3,584        4,492
   Deferred revenue. . . . . . . . . . . . . . . . .        112          311
                                                     -----------  -----------
      Total current liabilities. . . . . . . . . . .      5,706        6,973

Long-term debt, net of current portion.  . . . . . .        126          113
Deferred lease commitment. . . . . . . . . . . . . .         --           55
                                                     -----------  -----------
      Total liabilities. . . . . . . . . . . . . . .      5,832        7,141
                                                     -----------  -----------
Shareholders' equity:
   Common stock, $.01 par value outstanding:
      6,837 shares and 6,917 shares at November 30,
      1998 and May 31, 1998, respectively  . . . . .         68           69
   Additional paid-in capital  . . . . . . . . . . .     35,147       35,467
   Retained earnings   . . . . . . . . . . . . . . .      1,424        2,275
   Net unrealized gain on investments  . . . . . . .         77           --
   Cumulative translation adjustment . . . . . . . .      1,950        2,153
                                                     -----------  -----------
      Total shareholders' equity . . . . . . . . . .     38,666       39,964
                                                     -----------  -----------
      Total liabilities and shareholders' equity . .    $44,498      $47,105
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

                        AEHR TEST SYSTEMS AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                  (Unaudited)

                                       Three Months Ended    Six Months Ended
                                           November 30,         November 30,
                                     --------------------- ---------------------
                                        1998       1997       1998       1997
                                     ---------- ---------- ---------- ----------
Net sales. . . . . . . . . . . . . .   $ 5,186    $11,748    $10,616    $23,413
Cost of sales. . . . . . . . . . . .     3,655      7,166      6,941     14,227
                                     ---------- ---------- ---------- ----------
Gross profit . . . . . . . . . . . .     1,531      4,582      3,675      9,186
                                     ---------- ---------- ---------- ----------
Operating expenses:
  Selling, general and administrative    1,823      2,215      3,645      4,462
  Research and development . . . . .     1,351      1,191      2,540      2,370
  Research and development cost
     reimbursement - DARPA . . . . .      (322)      (471)      (572)      (471)
                                     ---------- ---------- ---------- ----------
          Total operating expenses .     2,852      2,935      5,613      6,361
                                     ---------- ---------- ---------- ----------
Income (loss) from operations  . . .    (1,321)     1,647     (1,938)     2,825
Interest income, net . . . . . . . .       320        290        632        228
Other income (expense), net  . . . .       317       (237)       263       (217)
                                     ---------- ---------- ---------- ----------
Income (loss) before income taxes. .      (684)     1,700     (1,043)     2,836
Income tax expense (benefit) . . . .      (192)       792       (192)     1,314
                                     ---------- ---------- ---------- ----------
Net income (loss). . . . . . . . . .      (492)       908       (851)     1,522
                                     ---------- ---------- ---------- ----------
Other comprehensive income, net of tax:
  Foreign currency translation
     adjustments . . . . . . . . . .      (218)       (10)      (203)        24
  Unrealized holding gains arising
     during period . . . . . . . . .        71         --         77         --
                                     ---------- ---------- ---------- ----------
Comprehensive income (loss). . . . .    $ (639)    $  898     $ (977)   $ 1,546
                                     ========== ========== ========== ==========

Net income (loss) per share (basic)     $(0.07)    $ 0.13     $(0.12)   $  0.26
Net income (loss) per share (diluted)   $(0.07)    $ 0.12     $(0.12)   $  0.24

Shares used in per share calculation:
   Basic . . . . . . . . . . . . . .     6,888      6,831      6,904      5,780
   Diluted . . . . . . . . . . . . .     6,888      7,397      6,904      6,297

                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                        AEHR TEST SYSTEMS AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                Six Months Ended
                                                                  November 30,
                                                            ----------------------
                                                               1998        1997
                                                            ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)   . . . . . . . . . . . . . . . . . .       $  (851)    $ 1,522
Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
   Provision for doubtful accounts. . . . . . . . . . .          (116)         90
   Loss (gain) on disposition of fixed assets . . . . .            (4)         19
   Depreciation and amortization. . . . . . . . . . . .           250         273
   Deferred income taxes. . . . . . . . . . . . . . . .           (29)         --
   Changes in operating assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . . .           470      (1,439)
      Inventories . . . . . . . . . . . . . . . . . . .           220         386
      Accounts payable. . . . . . . . . . . . . . . . .          (606)       (339)
      Accrued expenses and deferred revenue . . . . . .        (1,144)      1,966
      Deferred lease commitment . . . . . . . . . . . .           (55)        (82)
      Other assets and liabilities. . . . . . . . . . .          (183)       (134)
                                                            ----------  ----------
       Net cash provided by (used in) operating
           activities . . . . . . . . . . . . . . . . .        (2,048)      2,262
                                                            ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale (purchase) of short-term investments . . . . . . .         3,559      (8,764)
Purchase of long-term investments . . . . . . . . . . .          (680)     (3,334)
Acquisition of property and equipment . . . . . . . . .          (533)       (174)
Decrease (increase) in other assets . . . . . . . . . .            48        (128)
                                                            ----------  ----------
       Net cash provided by (used in) investing
           activities . . . . . . . . . . . . . . . . .         2,394     (12,400)
                                                            ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in notes payable -- banks. . . . . . . . . . .            --      (4,163)
Borrowings (reductions) under long-term debt  . . . . .            52         (38)
Long-term debt and capital lease principal payments . .           (56)        (61)
Proceeds from issuance of common stock and
  exercise of stock options . . . . . . . . . . . . . .           159      26,972
Repurchase of common stock. . . . . . . . . . . . . . .          (480)         --
                                                            ----------  ----------
       Net cash provided by (used in) financing
           activities . . . . . . . . . . . . . . . . .          (325)     22,710
                                                            ----------  ----------
Effect of exchange rates on cash. . . . . . . . . . . .            --          (6)
                                                            ----------  ----------
       Net increase in cash and cash equivalents. . . .            21      12,566
Cash and cash equivalents, beginning of period. . . . .         6,748       1,176
                                                            ----------  ----------
Cash and cash equivalents, end of period. . . . . . . .       $ 6,769     $13,742
                                                            ==========  ==========

                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.
                                        5

                     AEHR TEST SYSTEMS AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED NOVEMBER 30, 1998
                                  (UNAUDITED)

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

                                       Three Months Ended    Six Months Ended
                                           November 30,          November 30,
                                     --------------------- ---------------------
                                        1998       1997       1998       1997
                                     ---------- ---------- ---------- ----------
                                     (in thousands, except per share amounts)
Basic EPS:
Net income (loss). . . . . . . . . .    $ (492)    $  908     $ (851)    $1,522
                                     ========== ========== ========== ==========
Denominator: Weighted average common
  shares outstanding . . . . . . . .     6,888      6,831      6,904      5,780
                                     ========== ========== ========== ==========

Net income (loss) per share (basic)     $(0.07)     $0.13     $(0.12)     $0.26
                                     ========== ========== ========== ==========
Diluted EPS:
Denominator: Weighted average common
  shares outstanding . . . . . . . .     6,888      6,831      6,904      5,780
Options  . . . . . . . . . . . . . .        --        566         --        517
                                     ---------- ---------- ---------- ----------
Total Shares . . . . . . . . . . . .     6,888      7,397      6,904      6,297
                                     ========== ========== ========== ==========

Net income (loss) per share (diluted)   $(0.07)     $0.12     $(0.12)     $0.24
                                     ========== ========== ========== ==========

        For the three months ended November 30, 1998, the Company reported a net loss. For this period, the effect of stock options has been excluded from the sharebase used to compute diluted loss per share as the effect would be anti-dilutive.


3.  INVENTORIES

Inventories are comprised of the following (in thousands):

                                     November 30,   May 31,
                                        1998         1998
                                     -----------  -----------
                                     (unaudited)
Raw materials sub-assemblies            $ 5,888      $ 5,688
Work in process                           5,004        5,173
Finished goods                              846        1,081
                                     -----------  -----------
                                        $11,738      $11,942
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


RESULTS OF OPERATIONS

    The following table sets forth items in the Company's Consolidated Statements of Operations as a percentage of net sales for the periods indicated.

                                           November 30,          November 30,
                                     --------------------- ---------------------
                                        1998       1997       1998       1997
                                     ---------- ---------- ---------- ----------
Net sales. . . . . . . . . . . . . .     100.0 %    100.0 %    100.0 %    100.0 %
Cost of sales. . . . . . . . . . . .      70.5       61.0       65.4       60.8
                                     ---------- ---------- ---------- ----------
Gross profit . . . . . . . . . . . .      29.5       39.0       34.6       39.2
                                     ---------- ---------- ---------- ----------
Operating expenses:
  Selling, general and administrative     35.1       18.9       34.4       19.1
  Research and development . . . . .      26.1       10.1       23.9       10.1
  Research and development cost
     reimbursement - DARPA . . . . .      (6.2)      (4.0)      (5.4)      (2.0)
                                     ---------- ---------- ---------- ----------
          Total operating expenses .      55.0       25.0       52.9       27.2
                                     ---------- ---------- ---------- ----------
Income (loss) from operations  . . .     (25.5)      14.0      (18.3)      12.0
Interest income, net . . . . . . . .       6.2        2.5        6.0        1.0
Other income (expense), net  . . . .       6.1       (2.0)       2.5       (0.9)
                                     ---------- ---------- ---------- ----------
Income (loss) before income taxes. .     (13.2)      14.5       (9.8)      12.1
Income tax expense (benefit) . . . .      (3.7)       6.7       (1.8)       5.6
                                     ---------- ---------- ---------- ----------
Net income (loss). . . . . . . . . .      (9.5)%      7.8 %     (8.0)%      6.5 %
                                     ========== ========== ========== ==========

THREE MONTHS ENDED NOVEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1997

    NET SALES. Net sales consist primarily of sales of systems, die carriers, test fixtures, upgrades and spare parts and revenues from service contracts. The Company recognizes revenue upon shipment of product. Net sales decreased to $5.2 million in the three months ended November 30, 1998 from $11.7 million in the three months ended November 30, 1997, a decrease of 55.9%. The decrease in net sales in the three months ended November 30, 1998 resulted primarily from reduced shipments of MTX products, partially offset by an increase in shipments of dynamic burn-in products. The Company anticipates that net sales in the second half of fiscal 1999 will decrease compared with the second half of fiscal 1998.

    GROSS PROFIT.  Gross profit consists of net sales less cost of sales.
Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit decreased to $1.5 million in the three months ended November 30, 1998 from $4.6 million in the three months ended November 30, 1997, a decrease of 66.6%. The decrease in gross profit was primarily due to the decrease in net sales. Gross profit margin decreased to 29.5% in the three months ended November 30, 1998 from 39.0% in the three months ended November 30, 1997. The decrease in gross profit margin was primarily due to excess production capacity and manufacturing overhead expenses spreading over lower shipment levels. The Company anticipates that gross profit and gross profit margin in the second half of fiscal 1999 will decrease compared with the second half of fiscal 1998.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related costs of employees, customer support costs, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses decreased to $1.8 million in the three months ended November 30, 1998 from $2.2 million in the three months ended November 30, 1997, a decrease of 17.7%. The decrease in SG&A expenses was primarily due to decreases in commissions paid to outside sales representatives and employment related expenses, partially offset by an increase in product support expenses. As a percentage of net sales, SG&A expenses increased to 35.1% in the three months ended November 30, 1998 from 18.9% in the three months ended November 30, 1997, reflecting lower net sales. The Company anticipates that SG&A expenses will decrease in fiscal 1999 compared with fiscal 1998.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses increased to $1.4 million in the three months ended November 30, 1998 from $1.2 million in the three months ended November 30, 1997, an increase of 13.4%. The increase in R&D expenses was primarily due to increases in professional consulting expenses and engineering project materials expenses. As a percentage of net sales, R&D expenses increased to 26.1% in the three months ended November 30, 1998 from 10.1% in the three months ended November 30, 1997, reflecting lower net sales.

    RESEARCH AND DEVELOPMENT COST REIMBURSEMENT - DARPA. Research and development cost reimbursement - DARPA ("R&D - DARPA") is a credit representing reimbursements by Defense Advanced Research Projects Agency ("DARPA"), a U.S. government agency, of costs incurred in the Company's wafer-level burn-in development project. R&D - DARPA decreased to $322,000 in the three months ended November 30, 1998 from $471,000 in the three months ended November 30, 1997, a decrease of 31.6%. Payments by DARPA depend on satisfaction of development milestones, and the level of payments may vary significantly from quarter to quarter. As of November 30, 1998, there was one unpaid DARPA invoice of $400,000.

    INTEREST INCOME. Interest income increased to $320,000 in the three months ended November 30, 1998 from $290,000 in the three months ended November 30, 1997, an increase of 10.3%. The increase in interest income in the three months ended November 30, 1998 compared with the three months ended November 30, 1997 was primarily due to a higher rate of return on investments.

    OTHER INCOME (EXPENSE), NET. Other income, net was $317,000 in the three months ended November 30, 1998, compared with other expense, net of $237,000 in the three months ended November 30, 1997. Other income in the three months ended November 30, 1998 was primarily due to currency exchange gains recorded by the Company's Japanese subsidiary. Other expense in the three months ended November 30, 1997 was primarily due to currency exchange losses incurred by the Company's Japanese subsidiary and, to a lesser extent, cash discounts allowed.

    INCOME TAX EXPENSE (BENEFIT). Income tax benefit was $192,000 in the three months ended November 30, 1998, compared with income tax expense of $792,000 in the three months ended November 30, 1997. The Company's Japanese subsidiary experienced significant cumulative losses since fiscal 1993, and thus generated certain net operating losses available to offset future taxes payable. As a result of the subsidiary's cumulative operating losses, a valuation allowance has been established for the full amount of the subsidiary's net deferred tax assets. No tax provision was recorded for the operating results of the Company's Japanese subsidiary in either the three months ended November 30, 1998 or the three months ended November 30, 1997.

SIX MONTHS ENDED NOVEMBER 30, 1998 COMPARED TO SIX MONTHS ENDED NOVEMBER 30,
1997

    NET SALES. Net sales decreased to $10.6 million in the six months ended November 30, 1998 from $23.4 million in the six months ended November 30, 1997, a decrease of 54.7%. The decrease in net sales resulted primarily from reduced shipments of MTX products.

    GROSS PROFIT. Gross profit decreased to $3.7 million in the six months ended November 30, 1998 from $9.2 million in the six months ended November 30, 1997, a decrease of 60.0%. The decrease in gross profit was primarily due to the decrease in net sales. Gross profit margin decreased to 34.6% in the six months ended November 30, 1998 from 39.2% in the six months ended November 30, 1997. The decrease in gross profit margin was primarily due to excess production capacity and manufacturing overhead expenses spreading over lower shipment levels.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses decreased to $3.6 million in the six months ended November 30, 1998 from $4.5 million in the six months ended November 30, 1997, a decrease of 18.3%. The decrease in SG&A expenses was primarily due to decreases in commissions paid to outside sales representatives and employment related expenses, and a reduction in provision for doubtful accounts, partially offset by an increase in product support expenses. As a percentage of net sales, SG&A expenses increased to 34.4% in the six months ended November 30, 1998 from 19.1% in the six months ended November 30, 1997, reflecting lower net sales.

    RESEARCH AND DEVELOPMENT. R&D expenses increased to $2.5 million in the six months ended November 30, 1998 from $2.4 million in the six months ended November 30, 1997, an increase of 7.2%. The increase in R&D expenses was primarily due to increases in professional consulting expenses, employment related expenses and engineering project materials expenses. As a percentage of net sales, R&D expenses increased to 23.9% in the six months ended November 30, 1998 from 10.1% in the six months ended November 30, 1997, reflecting lower net sales.

    RESEARCH AND DEVELOPMENT COST REIMBURSEMENT - DARPA. R&D - DARPA increased to $572,000 in the six months ended November 30, 1998 from $471,000 in the six months ended November 30, 1997, an increase of 21.4%. Payments by DARPA depend on satisfaction of development milestones, and the level of payments may vary significantly from quarter to quarter.

    INTEREST INCOME. Interest income increased to $632,000 in the six months ended November 30, 1998 from $228,000 in the six months ended November 30, 1997, an increase of 177.2%. Interest income in the six months ended November 30, 1998 was primarily due to investment income from the proceeds obtained from the initial public offering in August 1997. Interest income in the six months ended November 30, 1997 was also primarily due to investment income from the proceeds obtained from the initial public offering in August 1997, partially offset by interest expense of the short term domestic debt which was subsequently repaid.

    OTHER INCOME (EXPENSE), NET. Other income, net was $263,000 in the six months ended November 30, 1998, compared with other expense, net of $217,000 in the six months ended November 30, 1997. Other income in the six months ended November 30, 1998 was primarily due to currency exchange gains incurred by the Company's Japanese subsidiary. Other expense in the six months ended November 30, 1997 was primarily due to currency exchange losses incurred by the Company's Japanese subsidiary and cash discounts allowed, partially offset by the recognition of the Company's 25% interest in ESA Electronics Pte Ltd., a Singapore corporation.

    INCOME TAX EXPENSE (BENEFIT). Income tax benefit was $192,000 in the six months ended November 30, 1998, compared with income tax expense of $1.3 million in the six months ended November 30, 1997. The income tax rate did not approximate the statutory tax rates of the jurisdictions in which the Company operates primarily because no tax benefit was recorded for losses in the Company's Japanese subsidiary.


LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary source of liquidity has been the cash flow generated from the Company's August 1997 initial public offering, resulting in net proceeds to the Company of approximately $26.8 million. As of November 30, 1998, the Company had $19.8 million in cash and short-term investments.

    Net cash used in operating activities was approximately $2.0 million for the six months ended November 30, 1998 and net cash provided by operating activities was $2.3 million for the six months ended November 30, 1997. For the six months ended November 30, 1998, net cash used in operating activities was due primarily to a decrease in accrued expenses and deferred revenue of $1.1 million, the net loss of $851,000 and a decrease in accounts payable of $606,000, partially offset by a decrease in accounts receivable of $470,000. For the six months ended November 30, 1997, net cash provided by operating activities was due primarily to the net income of $1.5 million and increases in accrued expenses and deferred revenue of $2.0 million, partially offset by an increase in accounts receivable of approximately $1.4 million.

    Net cash provided by investing activities was approximately $2.4 million for the six months ended November 30, 1998, and net cash used in investing activities was $12.4 million for the six months ended November 30, 1997. The cash used in investing activities during the six months ended November 30, 1997 was primarily due to the short-term and long-term investments made with proceeds from the initial public offering in August 1997.

    Financing activities used cash of approximately $325,000 in the six months ended November 30, 1998 and provided cash of $22.7 million in the six months ended November 30, 1997. The cash used in financing activities during the six months ended November 30, 1998 was primarily due to the Company's repurchase of 129,500 of its outstanding common shares at an average price of $3.71. The cash provided by financing activities during the six months ended November 30, 1997 was primarily attributable to the Company's initial public offering in August 1997.

    As of November 30, 1998, the Company had working capital of $34.4 million, compared with $36.9 million as of May 31, 1998. Working capital consists of cash and cash equivalents, short-term cash deposits, accounts receivable, inventory and other current assets, less current liabilities. The decrease in working capital was primarily due to a decrease in short-term investments, partially offset by a decrease in accrued expenses.

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

    RECENT OPERATING LOSSES. The Company incurred operating losses of $2.4, $4.2 and $2.1 million in fiscal 1993, 1994 and 1995, respectively. Although the Company operated profitably during fiscal 1996, 1997 and 1998, increased net sales in those years were substantially the result of sales of new products, particularly sales of MTX systems to Siemens. In fiscal 1998, the Company began to feel the industry slowdown due to uncertainties caused primarily by the financial crisis in Asia and DRAM overcapacity. The Company incurred operating losses in the first and second quarters of fiscal 1999 and anticipates incurring an operating loss in the third quarter of fiscal 1999. There can be no assurance that the industry will rebound soon or that the Company will be able to return to profitability soon.

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

    CUSTOMER CONCENTRATION. Sales to the Company's five largest customers accounted for approximately 64.8%, 75.2%, and 69.2% of its net sales in the first six months of fiscal 1999, in fiscal 1998 and 1997, respectively. Siemens and Motorola accounted for 31.9% and 10.5% of net sales in the first six months of fiscal 1999, respectively. During fiscal 1998 and 1997, Siemens accounted for 47.0% and 55.7% of the Company's net sales, respectively.
During fiscal 1998, Motorola, Inc. accounted for 12.8% of net sales. No other customers represented more than 10% of the Company's net sales for any of such periods. The loss of or reduction or delay in orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect the Company's business, financial condition and operating results.

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

    DEPENDENCE ON INTERNATIONAL SALES AND OPERATIONS. Approximately 70.5%, 92.5% and 90.4% of the Company's net sales for fiscal 1998, 1997 and 1996, respectively, were attributable to sales to customers for delivery outside of the United States. A substantial portion of the Company's sales have been in Asia. Recent turmoil in the Asian financial markets has resulted in dramatic currency devaluations, stock market declines, restriction of available credit and general financial weakness. In addition, DRAM prices have fallen dramatically and may continue to do so. The Company believes that Asian manufacturers are limiting capital spending (including the purchase of MTXs), and that the uncertainty of the DRAM market is causing most manufacturers worldwide to delay capital spending plans. Such developments could have a material adverse affect on the Company's business, financial condition and results of operations.

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

    INTENSE COMPETITION. In each of the markets it serves, the Company faces competition from established competitors and potential new entrants. New product introductions by the Company's competitors or by new market entrants could cause a decline in sales or loss of market acceptance of the Company's existing products. Competing suppliers of burn-in and functional test systems include Ando Corporation, Japan Engineering Company and Reliability Incorporated. In addition, suppliers of memory test equipment including Advantest Corporation and Teradyne, Inc. may seek to offer competitive parallel test systems in the future. The Company's MAX dynamic and ATX monitored and dynamic burn-in systems increasingly have faced and are expected to continue to face severe competition, especially from local, low cost manufacturers. Also, the MAX dynamic burn-in system faces severe competition from manufacturers of monitored burn-in systems. The Company's DiePak products face significant competition. Texas Instruments Incorporated sells a temporary, reusable bare die carrier, and the Company believes that several other companies have developed or are developing other such products. The Company's test fixture products face numerous competitors. The Company has granted a royalty-bearing license to one company to make Performance Test Boards ("PTBs") for use with its MTX systems. Sales of PTBs by licensees result in royalties to the Company but reduce the Company's own sales of PTBs.

    CYCLICALITY OF SEMICONDUCTOR INDUSTRY AND CUSTOMER PURCHASES; RISK OF CANCELLATIONS AND RESCHEDULINGS. The semiconductor and semiconductor equipment industries in general, and the market for DRAMs and other memories in particular, historically have been highly volatile and have experienced periodic downturns and slowdowns. These downturns and slowdowns have adversely affected the Company's operating results in the past and in the first half of fiscal 1999. A large portion of the Company's net sales are attributable to a few customers and therefore a reduction in purchases by one or more customers could materially adversely affect the Company's financial results. Semiconductor equipment companies may experience a significant rate of cancellations and reschedulings of purchase orders, as was the case in the industry in late 1995, early 1996, and 1998. There can be no assurance that the Company will not be materially adversely affected by future cancellations and reschedulings.

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

    The Company expects that costs to address the Year 2000 issue, directly or indirectly, will total approximately $150,000, the majority of which will be spent in the current fiscal year, with the remainder being spent during fiscal 2000. Costs include salary and related expenses, hardware and software costs, consulting and miscellaneous expenses. To date, the Company has incurred expenses of approximately $50,000 related to the assessment of and preliminary efforts in dealing with the Year 2000 issue.

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

    POSSIBLE VOLATILITY OF STOCK PRICE. The market price of the Company's Common Stock has been, and may continue to be, extremely volatile. The Company believes that factors such as announcements of developments related to the Company's business, fluctuations in the Company's operating results, failure to meet securities analysts' expectations, general conditions in the semiconductor and semiconductor equipment industries and the worldwide economy could cause the price of the Company's Common Stock to fluctuate substantially. In addition, in recent years the stock market in general, and the market for small capitalization and high technology stocks in particular, has experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of the Company's Common Stock.

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


Purchase and installation of machinery and equipment          $   860,274
Repayment of indebtedness                                       4,455,179
Working capital                                                 2,418,844
Temporary investments, including cash and cash equivalents     19,098,000
                                                             ------------
Total                                                         $26,832,297
                                                             ============

    All of the foregoing expenses were direct or indirect payments to persons other than (i) directors, officers or their associates; (ii) persons owning ten percent (10%) or more of the Company's Common Stock; or (iii) affiliates of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held an Annual Meeting of Shareholders on October 28, 1998. There were issued and outstanding on September 3, 1998, the record date, 6,924,418 shares of Common Stock. There were present at said meeting in person and by proxy Shareholders of the Company who were holders of 5,118,922 shares of Common Stock entitled to vote thereat, constituting a quorum. At the Annual Meeting, the following votes were cast for the proposals indicated:

Proposal One:  Election of Directors of the Company:

     NOMINEE        VOTES FOR    VOTES WITHHELD
Rhea J. Posedel     5,111,402       7,520
William W.R. Elder  5,110,561       8,361
Mario M. Rosati     5,110,561       8,361
David Torresdal     5,110,561       8,361


Proposal Two: Ratification of Appointment of PricewaterhouseCoopers LLP as the Company's Independent Public Accountants for fiscal 1999.

              VOTES
FOR        5,102,902
AGAINST        7,920
ABSTAIN        8,100

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                (a)  Exhibit 27.1 Financial Data Schedule
                (b)  No reports on Form 8-K were filed by the Company
                    during the quarter ended November 30, 1998.





                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Aehr Test Systems
                                                    (Registrant)

Date:     January 13, 1999                   /s/  RHEA J. POSEDEL
                                                  ---------------
                                                  Rhea J. Posedel
                                        President and Chief Executive Officer

Date:     January 13, 1999                   /s/  GARY L. LARSON
                                                  --------------
                                                  Gary L. Larson
                                            Vice President of Finance and
                                               Chief Financial Officer