Form 10-Q/A
period 1998-11-30
AEHR TEST SYSTEMS
filed 1999-01-14
CIK 1040470

                                    FORM 10-Q/A
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

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

                                      FORM 10-Q/A

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


3.  INVENTORIES

Inventories are comprised of the following (in thousands):

                                     November 30,   May 31,
                                        1998         1998
                                     -----------  -----------
                                     (unaudited)
Raw materials and sub-assemblies        $ 5,888      $ 5,688
Work in process                           5,004        5,173
Finished goods                              846        1,081
                                     -----------  -----------
                                        $11,738      $11,942
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

Proposal One:  Election of Directors of the Company.

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

                                                  Aehr Test Systems
                                                    (Registrant)

Date:     January 14, 1999                   /s/  RHEA J. POSEDEL
                                                  ---------------
                                                  Rhea J. Posedel
                                        President and Chief Executive Officer

Date:     January 14, 1999                   /s/  GARY L. LARSON
                                                  --------------
                                                  Gary L. Larson
                                            Vice President of Finance and
                                               Chief Financial Officer