Form 10-Q
period 1999-02-28
AEHR TEST SYSTEMS
filed 1999-04-13
CIK 1040470

                                    FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 28, 1999.

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

                    (Item 1)      YES  X       NO
                                      ---         ---

                    (Item 2)      YES  X       NO
                                      ---         ---
     Number of shares of Common Stock, $0.01 par value, outstanding at February 28, 1999 was 6,851,530.

                                      FORM 10-Q

                       FOR THE QUARTER ENDED FEBRUARY 28, 1999

                                        INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
               February 28, 1999 and May 31, 1998. . . . . . . . . . .    3

          Condensed Consolidated Statements of Operations for the three months and nine months ended February 28, 1999
               and 1998 . . . . . . . . . . . . . . . . . . . . . . . .   4

          Condensed Consolidated Statements of Cash Flows for the
               nine months ended February 28, 1999 and 1998 . . . . . .   5

          Notes to Condensed Consolidated Financial Statements . . . .    6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations . . . . . . . . . . . . . . .    8

PART II. OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds . . . . . . . . . .   20

ITEM 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .   20

SIGNATURE PAGE . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21

                            PART I.  FINANCIAL STATEMENTS

                          AEHR TEST SYSTEMS AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except per share data)
                                     (Unaudited)

                                                     February 28,    May 31,
                                                         1999         1998
                                                     -----------  -----------
                     ASSETS
Current assets:
   Cash and cash equivalents . . . . . . . . . . . .    $ 5,915      $ 6,748
   Short-term investments. . . . . . . . . . . . . .     15,528       16,579
   Accounts receivable . . . . . . . . . . . . . . .      6,133        7,182
   Inventories . . . . . . . . . . . . . . . . . . .     10,136       11,942
   Prepaid expenses and other. . . . . . . . . . . .      1,715        1,407
                                                     -----------  -----------
      Total current assets . . . . . . . . . . . . .     39,427       43,858
Property and equipment, net. . . . . . . . . . . . .      2,187        1,541
Long-term investments. . . . . . . . . . . . . . . .        928          904
Other assets, net. . . . . . . . . . . . . . . . . .        733          802
                                                     -----------  -----------
      Total assets . . . . . . . . . . . . . . . . .    $43,275      $47,105
                                                     ===========  ===========

           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt . . . . . . . .    $   168      $    86
   Accounts payable. . . . . . . . . . . . . . . . .      1,304        2,084
   Accrued expenses. . . . . . . . . . . . . . . . .      2,626        4,492
   Deferred revenue. . . . . . . . . . . . . . . . .        871          311
                                                     -----------  -----------
      Total current liabilities. . . . . . . . . . .      4,969        6,973

Long-term debt, net of current portion.  . . . . . .        432          113
Deferred lease commitment. . . . . . . . . . . . . .         --           55
                                                     -----------  -----------
      Total liabilities. . . . . . . . . . . . . . .      5,401        7,141
                                                     -----------  -----------
Shareholders' equity:
   Common stock, $.01 par value:
      Issued and outstanding: 6,852 shares and
      6,917 shares at February 28, 1999 and
      May 31, 1998, respectively . . . . . . . . . .         69           69
   Additional paid-in capital  . . . . . . . . . . .     35,204       35,467
   Retained earnings   . . . . . . . . . . . . . . .        717        2,275
   Net unrealized loss on investments  . . . . . . .         (3)          --
   Cumulative translation adjustment . . . . . . . .      1,887        2,153
                                                     -----------  -----------
      Total shareholders' equity . . . . . . . . . .     37,874       39,964
                                                     -----------  -----------
      Total liabilities and shareholders' equity . .    $43,275      $47,105
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

                            AEHR TEST SYSTEMS AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (in thousands, except per share data)
                                         (Unaudited)

                                       Three Months Ended    Nine Months Ended
                                           February 28,          February 28,
                                     --------------------- ---------------------
                                        1999       1998       1999       1998
                                     ---------- ---------- ---------- ----------
Net sales. . . . . . . . . . . . . .    $4,414    $11,567    $15,030    $34,980
Cost of sales. . . . . . . . . . . .     3,120      6,907     10,061     21,134
                                     ---------- ---------- ---------- ----------
Gross profit . . . . . . . . . . . .     1,294      4,660      4,969     13,846
                                     ---------- ---------- ---------- ----------
Operating expenses:
  Selling, general and administrative    1,745      2,271      5,390      6,733
  Research and development . . . . .     1,178      1,202      3,718      3,572
  Research and development cost
     reimbursement - DARPA . . . . .      (319)      (128)      (891)      (599)
                                     ---------- ---------- ---------- ----------
          Total operating expenses .     2,604      3,345      8,217      9,706
                                     ---------- ---------- ---------- ----------
Income (loss) from operations  . . .    (1,310)     1,315     (3,248)     4,140
Interest income, net . . . . . . . .       270        349        902        577
Other income (expense), net  . . . .       138         (7)       401       (224)
                                     ---------- ---------- ---------- ----------
Income (loss) before income taxes. .      (902)     1,657     (1,945)     4,493
Income tax expense (benefit) . . . .      (195)       826       (387)     2,140
                                     ---------- ---------- ---------- ----------
Net income (loss). . . . . . . . . .      (707)       831     (1,558)     2,353
                                     ---------- ---------- ---------- ----------
Other comprehensive income, net of tax:
  Foreign currency translation
     adjustments (expense) . . . . .       (63)       (10)      (266)        14
  Unrealized holding losses arising
     during period . . . . . . . . .       (80)        --         (3)        --
                                     ---------- ---------- ---------- ----------
Comprehensive income (loss)  . . . .    $ (850)    $  821    $(1,827)   $ 2,367
                                     ========== ========== ========== ==========

Net income (loss) per share (basic)     $(0.10)    $ 0.12    $ (0.23)   $  0.38
Net income (loss) per share (diluted)   $(0.10)    $ 0.12    $ (0.23)   $  0.36

Shares used in per share calculation:
   Basic . . . . . . . . . . . . . .     6,842      6,839      6,884      6,134
   Diluted . . . . . . . . . . . . .     6,842      7,154      6,884      6,607

                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                         AEHR TEST SYSTEMS AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                              Nine Months Ended
                                                                 February 28,
                                                            ----------------------
                                                               1999        1998
                                                            ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)   . . . . . . . . . . . . . . . . . .       $(1,558)    $ 2,353
Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
   Provision for doubtful accounts. . . . . . . . . . .          (104)        242
   Loss (gain) on disposition of fixed assets . . . . .            (4)         13
   Depreciation and amortization. . . . . . . . . . . .           403         372
   Deferred income taxes. . . . . . . . . . . . . . . .           (42)         --
   Changes in operating assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . . .         1,260      (4,105)
      Inventories . . . . . . . . . . . . . . . . . . .         1,737        (264)
      Accounts payable. . . . . . . . . . . . . . . . .        (1,304)        (43)
      Accrued expenses and deferred revenue . . . . . .        (1,333)      1,944
      Deferred lease commitment . . . . . . . . . . . .           (55)       (123)
      Other assets and liabilities. . . . . . . . . . .          (258)       (202)
                                                            ----------  ----------
       Net cash provided by (used in) operating
           activities . . . . . . . . . . . . . . . . .        (1,258)        187
                                                            ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale (purchase) of short-term investments . . . . . . .         1,051      (9,326)
Purchase of long-term investments   . . . . . . . . . .           (27)     (2,553)
Acquisition of property and equipment . . . . . . . . .          (816)       (251)
Decrease (increase) in other assets . . . . . . . . . .            91        (134)
                                                            ----------  ----------
       Net cash provided by (used in) investing
           activities . . . . . . . . . . . . . . . . .           299     (12,264)
                                                            ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in notes payable -- banks. . . . . . . . . . .            --      (4,326)
Borrowings under long-term debt . . . . . . . . . . . .           447          71
Long-term debt and capital lease principal payments . .          (102)        (84)
Proceeds from issuance of common stock and
  exercise of stock options . . . . . . . . . . . . . .           217      27,077
Repurchase of common stock. . . . . . . . . . . . . . .          (480)         --
                                                            ----------  ----------
       Net cash provided by financing
           activities . . . . . . . . . . . . . . . . .            82      22,738
                                                            ----------  ----------
Effect of exchange rates on cash. . . . . . . . . . . .            44         (17)
                                                            ----------  ----------
       Net increase (decrease) in cash and cash
           equivalents. . . . . . . . . . . . . . . . .          (833)     10,644
Cash and cash equivalents, beginning of period. . . . .         6,748       1,176
                                                            ----------  ----------
Cash and cash equivalents, end of period. . . . . . . .       $ 5,915     $11,820
                                                            ==========  ==========

                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                     AEHR TEST SYSTEMS AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED FEBRUARY 28, 1999
                                  (UNAUDITED)

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

2.  EARNINGS PER SHARE

        EARNINGS PER SHARE. Earnings per share is computed based on the weighted average number of common and common equivalent shares (common stock options and warrants) outstanding, when diluted, during each period using the treasury stock method.


                                       Three Months Ended    Nine Months Ended
                                           February 28,         February 28,
                                     --------------------- ---------------------
                                        1999       1998       1999       1998
                                     ---------- ---------- ---------- ----------
                                      (in thousands, except per share amounts)
Basic EPS:

Net income (loss). . . . . . . . . .    $ (707)    $  831    $(1,558)    $2,353
                                     ========== ========== ========== ==========
Denominator: Weighted average common
  shares outstanding . . . . . . . .     6,842      6,839      6,884      6,134
                                     ========== ========== ========== ==========

Net income (loss) per share (basic)     $(0.10)     $0.12    $ (0.23)     $0.38
                                     ========== ========== ========== ==========


Diluted EPS:

Denominator: Weighted average common
  shares outstanding . . . . . . . .     6,842      6,839      6,884      6,134
Options  . . . . . . . . . . . . . .        --        315         --        473
                                     ---------- ---------- ---------- ----------
Total Shares . . . . . . . . . . . .     6,842      7,154      6,884      6,607
                                     ========== ========== ========== ==========

Net income (loss) per share (diluted)   $(0.10)     $0.12    $ (0.23)     $0.36
                                     ========== ========== ========== ==========


3.  INVENTORIES

Inventories are comprised of the following (in thousands):

                                     February 28,   May 31,
                                        1999         1998
                                     (unaudited)
                                     -----------  -----------

Raw materials and sub-assemblies        $ 5,491      $ 5,688
Work in process                           3,922        5,173
Finished goods                              723        1,081
                                     -----------  -----------
                                        $10,136      $11,942
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


                                       Three Months Ended    Nine Months Ended
                                           February 28,          February 28,
                                     --------------------- ---------------------
                                        1999       1998       1999       1998
                                     ---------- ---------- ---------- ----------
Net sales. . . . . . . . . . . . . .     100.0 %    100.0 %    100.0 %    100.0 %
Cost of sales. . . . . . . . . . . .      70.7       59.7       66.9       60.4
                                     ---------- ---------- ---------- ----------
Gross profit . . . . . . . . . . . .      29.3       40.3       33.1       39.6
                                     ---------- ---------- ---------- ----------
Operating expenses:
  Selling, general and administrative     39.5       19.6       35.9       19.3
  Research and development . . . . .      26.7       10.4       24.7       10.2
  Research and development cost
     reimbursement - DARPA . . . . .      (7.2)      (1.1)      (5.9)      (1.7)
                                     ---------- ---------- ---------- ----------
          Total operating expenses .      59.0       28.9       54.7       27.8
                                     ---------- ---------- ---------- ----------
Income (loss) from operations  . . .     (29.7)      11.4      (21.6)      11.8
Interest income, net . . . . . . . .       6.1        3.0        6.0        1.6
Other income (expense), net  . . . .       3.2       (0.1)       2.7       (0.6)
                                     ---------- ---------- ---------- ----------
Income (loss) before income taxes. .     (20.4)      14.3      (12.9)      12.8
Income tax expense (benefit) . . . .      (4.4)       7.1       (2.5)       6.1
                                     ---------- ---------- ---------- ----------
Net income (loss). . . . . . . . . .     (16.0)%      7.2 %    (10.4)%      6.7 %
                                     ========== ========== ========== ==========

                                        8

THREE MONTHS ENDED FEBRUARY 28, 1999 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1998

    NET SALES. Net sales consist primarily of sales of systems, die carriers, test fixtures, upgrades and spare parts and revenues from service contracts. The Company recognizes revenue upon shipment of product. Net sales decreased to $4.4 million in the three months ended February 28, 1999 from $11.6 million in the three months ended February 28, 1998, a decrease of 61.8%. The decrease in net sales in the three months ended February 28, 1999 resulted primarily from reduced shipments of MTX products. The Company anticipates that net sales in the fourth quarter of fiscal 1999 will decrease compared with the fourth quarter of fiscal 1998.

    GROSS PROFIT.  Gross profit consists of net sales less cost of sales.
Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit decreased to $1.3 million in the three months ended February 28, 1999 from $4.7 million in the three months ended February 28, 1998, a decrease of 72.2%. The decrease in gross profit was primarily due to the decrease in net sales. Gross profit margin decreased to 29.3% in the three months ended February 28, 1999 from 40.3% in the three months ended February 28, 1998. The decrease in gross profit margin was primarily due to a change in the product mix toward products with somewhat higher material costs and excess production capacity and manufacturing overhead expenses spreading over lower shipment levels, partially offset by decreases in provisions for warranty and inventory reserves. The Company anticipates that gross profit and gross profit margin in the fourth quarter of fiscal 1999 will decrease compared with the fourth quarter of fiscal 1998.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related costs of employees, customer support costs, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses decreased to $1.7 million in the three months ended February 28, 1999 from $2.3 million in the three months ended February 28, 1998, a decrease of 23.2%. The decrease in SG&A expenses was primarily due to decreases in employment related expenses, commissions paid to outside sales representatives, and a reduction in provision for doubtful accounts. As a percentage of net sales, SG&A expenses increased to 39.5% in the three months ended February 28, 1999 from 19.6% in the three months ended February 28, 1998, reflecting lower net sales.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses were unchanged at $1.2 million in the three months ended February 28, 1999 and the three months ended February 28, 1998. As a percentage of net sales, R&D expenses increased to 26.7% in the three months ended February 28, 1999 from 10.4% in the three months ended February 28, 1998, reflecting lower net sales.

    RESEARCH AND DEVELOPMENT COST REIMBURSEMENT - DARPA. Research and development cost reimbursement - DARPA ("R&D - DARPA") is a credit representing reimbursements by Defense Advanced Research Projects Agency ("DARPA"), a U.S. government agency, of costs incurred in the Company's wafer-level burn-in development project. R&D - DARPA increased to $319,000 in the three months ended February 28, 1999 from $128,000 in the three months ended February 28, 1998, an increase of 149.2%. Payments by DARPA depend on satisfaction of development milestones, and the level of payments may vary significantly from quarter to quarter. As of February 28, 1999, there were no unpaid DARPA invoices.

    INTEREST INCOME. Interest income decreased to $270,000 in the three months ended February 28, 1999 from $349,000 in the three months ended February 28, 1998, a decrease of 22.6%. The decrease in interest income in the three months ended February 28, 1999 compared with the three months ended February 28, 1998 was primarily due to a lower level of investment.

    OTHER INCOME (EXPENSE), NET. Other income, net was $138,000 in the three months ended February 28, 1999, compared with other expense, net of $7,000 in the three months ended February 28, 1998. The increase in other income, net in the three months ended February 28, 1999 compared with other expense, net in the three months ended February 28, 1998 was primarily due to an increase in currency exchange gains recorded by the Company and its subsidiaries.

    INCOME TAX EXPENSE (BENEFIT). Income tax benefit was $195,000 in the three months ended February 28, 1999, compared with income tax expense of $826,000 in the three months ended February 28, 1998. The Company's Japanese subsidiary experienced significant cumulative losses since fiscal 1993, and thus generated certain net operating losses available to offset future taxes payable. As a result of the subsidiary's cumulative operating losses, a valuation allowance has been established for the full amount of the subsidiary's net deferred tax assets. The income tax rate did not approximate the statutory tax rates of the jurisdictions in which the Company operates because no tax provision was recorded for the operating results of the Company's Japanese subsidiary in either the three months ended February 28, 1999 or the three months ended February 28, 1998.


NINE MONTHS ENDED FEBRUARY 28, 1999 COMPARED TO NINE MONTHS ENDED FEBRUARY 28, 1998

    NET SALES. Net sales decreased to $15.0 million in the nine months ended February 28, 1999 from $35.0 million in the nine months ended February 28, 1998, a decrease of 57.0%. The decrease in net sales resulted primarily from reduced shipments of MTX products.

    GROSS PROFIT. Gross profit decreased to $5.0 million in the nine months ended February 28, 1999 from $13.8 million in the nine months ended February 28, 1998, a decrease of 64.1%. The decrease in gross profit was primarily due to the decrease in net sales. Gross profit margin decreased to 33.1% in the nine months ended February 28, 1999 from 39.6% in the nine months ended February 28, 1998. The decrease in gross profit margin was primarily due to excess production capacity and manufacturing overhead expenses spreading over lower shipment levels, and a change in the product mix toward products with somewhat higher material costs, partially offset by reductions in provisions for warranty and inventory reserves.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses decreased to $5.4 million in the nine months ended February 28, 1999 from $6.7 million in the nine months ended February 28, 1998, a decrease of 19.9%. The decrease in SG&A expenses was primarily due to a decrease in commissions paid to outside sales representatives, a decrease in employment related expenses, and a reduction in provision for doubtful accounts, partially offset by an increase in product support expenses. As a percentage of net sales, SG&A expenses increased to 35.9% in the nine months ended February 28, 1999 from 19.3% in the nine months ended February 28, 1998, reflecting lower net sales.

    RESEARCH AND DEVELOPMENT. R&D expenses increased to $3.7 million in the nine months ended February 28, 1999 from $3.6 million in the nine months ended February 28, 1998, an increase of 4.1%. The increase in R&D expenses was primarily due to increases in professional consulting and employment related expenses. As a percentage of net sales, R&D expenses increased to 24.7% in the nine months ended February 28, 1999 from 10.2% in the nine months ended February 28, 1998, reflecting lower net sales.

    RESEARCH AND DEVELOPMENT COST REIMBURSEMENT - DARPA. R&D - DARPA increased to $891,000 in the nine months ended February 28, 1999 from $599,000 in the nine months ended February 28, 1998, an increase of 48.7%. Payments by DARPA depend on satisfaction of development milestones, and the level of payments may vary significantly from quarter to quarter.

    INTEREST INCOME. Interest income increased to $902,000 in the nine months ended February 28, 1999 from $577,000 in the nine months ended February 28, 1998, an increase of 56.3%. Interest income in the nine months ended February 28, 1999 was primarily due to investment income from the proceeds obtained from the initial public offering in August 1997. Interest income in the nine months ended February 28, 1998 was also primarily due to investment income from the proceeds obtained from the initial public offering in August 1997, partially offset by interest expense of the short term domestic debt which was subsequently repaid.

    OTHER INCOME (EXPENSE), NET. Other income, net was $401,000 in the nine months ended February 28, 1999, compared with other expense, net of $224,000 in the nine months ended February 28, 1998. The increase in other income, net was primarily due to currency exchange gains recorded in the nine months ended February 28, 1999 compared with currency exchange losses recorded in the nine months ended February 28, 1998.

    INCOME TAX EXPENSE (BENEFIT). Income tax benefit was $387,000 in the nine months ended February 28, 1999, compared with income tax expense of $2.1 million in the nine months ended February 28, 1998. The income tax rate did not approximate the statutory tax rates of the jurisdictions in which the Company operates primarily because no tax benefit was recorded for losses in the Company's Japanese subsidiary.


LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary source of liquidity has been the cash flow generated from the Company's August 1997 initial public offering, resulting in net proceeds to the Company of approximately $26.8 million. As of February 28, 1999, the Company had $21.4 million in cash and short-term investments.

    Net cash used in operating activities was approximately $1.3 million for the nine months ended February 28, 1999 and net cash provided by operating activities was $187,000 for the nine months ended February 28, 1998. For the nine months ended February 28, 1999, net cash used in operating activities was due primarily to the net loss of $1.6 million, a decrease in accrued expenses and deferred revenue of $1.3 million and a decrease in accounts payable of $1.3 million, partially offset by a decrease in inventory of $1.7 million and a decrease in accounts receivable of $1.3 million. For the nine months ended February 28, 1998, net cash provided by operating activities was due primarily to net income of $2.4 million and increases in accrued expenses and deferred revenue of $1.9 million, partially offset by an increase in accounts receivable of $4.1 million.

    Net cash provided by investing activities was approximately $299,000 for the nine months ended February 28, 1999, and net cash used in investing activities was $12.3 million for the nine months ended February 28, 1998. The cash used in investing activities during the nine months ended February 28, 1998 was primarily due to the short-term and long-term investments made with proceeds from the initial public offering in August 1997.

    Financing activities provided cash of approximately $82,000 in the nine months ended February 28, 1999 and $22.7 million in the nine months ended February 28, 1998. The cash provided by financing activities during the nine months ended February 28, 1999 was primarily due to the increase in long-term debt of the Company's subsidiary in Japan and proceeds from exercise of stock options, partially offset by the Company's repurchase of 129,500 of its outstanding common shares at an average price of $3.71. The cash provided by financing activities during the nine months ended February 28, 1998 was primarily attributable to the Company's initial public offering in August 1997. In March 1999, the Company repurchased an additional 147,500 shares at an average price of $4.30.

    As of February 28, 1999, the Company had working capital of $34.5 million, compared with $36.9 million as of May 31, 1998. Working capital consists of cash and cash equivalents, short-term cash deposits, accounts receivable, inventory and other current assets, less current liabilities. The decrease in working capital was primarily due to a decrease in inventory, accounts receivable and short-term investments, partially offset by decreases in accrued expenses and accounts payable.

    From time to time, the Company evaluates potential acquisitions of businesses, products or technologies that complement the Company's business. Any such transactions, if consummated, may use a portion of the Company's working capital or require the issuance of equity. The Company has no present understandings, commitments or agreements with respect to any material acquisitions.

    The Company anticipates that the existing cash balance together with anticipated cash provided by operations are adequate to meet its working capital and capital equipment requirements through fiscal 2000. After fiscal 2000, depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required, or if available, that such financing can be obtained on terms satisfactory to the Company.

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

    DEPENDENCE ON TIMING AND SIZE OF SALES ORDERS AND SHIPMENT. The Company derives a substantial portion of its revenues from the sale of a relatively small number of systems which typically range in selling price from approximately $100,000 to over $1.0 million. As a result, the loss or deferral of a limited number of system sales could have a material adverse effect on the Company's net sales and operating results in a particular period. A delay or reduction in shipments near the end of a particular quarter, due, for example, to unanticipated shipment reschedulings, cancellations or deferrals by customers, customer credit issues, unexpected manufacturing difficulties experienced by the Company, or delays in deliveries by suppliers, could cause net sales in a particular quarter to fall significantly below the Company's expectations. Requested shipment delays by certain customers have negatively impacted the Company's net sales in fiscal 1999.

    RECENT OPERATING LOSSES. The Company incurred operating losses of $2.4, $4.2 and $2.1 million in fiscal 1993, 1994 and 1995, respectively. Although the Company operated profitably during fiscal 1996, 1997 and 1998, increased net sales in those years were substantially the result of sales of new products, particularly sales of MTX systems to Siemens. In fiscal 1998, the Company began to feel the industry slowdown due to uncertainties caused primarily by the financial crisis in Asia and DRAM overcapacity. The Company incurred operating losses in the first three quarters of fiscal 1999 and anticipates incurring an operating loss in the fourth quarter of fiscal 1999. There can be no assurance that the industry will rebound soon or that the Company will be able to return to profitability soon.

    DEPENDENCE ON MARKET ACCEPTANCE OF MTX SYSTEM. The Company's strategy depends, in part, upon its ability to persuade potential customers that the MTX system can successfully perform a significant portion of final test functions and that transferring such tests to MTX systems will reduce their overall capital and test costs. The Company has experienced a decline in shipments of MTX products in the first nine months of fiscal 1999 compared with the same period of the previous fiscal year. The failure of the MTX system to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and operating results.
                                       13

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

    CUSTOMER CONCENTRATION. Sales to the Company's five largest customers accounted for approximately 65.4%, 75.2%, and 69.2% of its net sales in the first nine months of fiscal 1999, in fiscal 1998 and 1997, respectively. Siemens and Texas Instruments accounted for 25.5% and 21.3% of net sales in the first nine months of fiscal 1999, respectively. During fiscal 1998 and 1997, Siemens accounted for 47.0% and 55.7% of the Company's net sales, respectively. During fiscal 1998, Motorola, Inc. accounted for 12.8% of net sales. No other customers represented more than 10% of the Company's net sales for any of such periods. The loss of or reduction or delay in orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect the Company's business, financial condition and operating results.

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

    DEPENDENCE ON INTERNATIONAL SALES AND OPERATIONS. Approximately 70.5%, 92.5% and 90.4% of the Company's net sales for fiscal 1998, 1997 and 1996, respectively, were attributable to sales to customers for delivery outside of the United States. A substantial portion of the Company's sales have been in Asia. Turmoil in the Asian financial markets resulted, and may result in the future, in dramatic currency devaluations, stock market declines, restriction of available credit and general financial weakness. In addition, DRAM prices have fallen dramatically and will likely do so again in the future. The Company believes that many international semiconductor manufacturers limited capital spending (including the purchase of MTXs) in calendar 1998, and that the uncertainty of the DRAM market may cause some manufacturers to further delay capital spending plans. Such developments could have a material adverse affect on the Company's business, financial condition and results of operations.

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

    UNCERTAINTIES RELATING TO DARPA FUNDING FOR RESEARCH AND DEVELOPMENT. In 1994, the Company entered into a cost-sharing agreement with DARPA, a U.S. government agency, under which DARPA is providing co-funding for the development of wafer-level burn-in and test equipment. The contract provides for potential payments by DARPA totaling up to $6.5 million. The Company has completed certain development milestones and received DARPA payment of $5.6 million through February 28, 1999. Payments by DARPA depend on satisfaction of development milestones, and DARPA has the right to terminate project funding at any time. If DARPA funding were discontinued and the Company continued the project, the Company's operating results would be adversely affected. There also can be no assurance that the development project will result in any marketable products.

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

    CYCLICALITY OF SEMICONDUCTOR INDUSTRY AND CUSTOMER PURCHASES; RISK OF CANCELLATIONS AND RESCHEDULINGS. The semiconductor and semiconductor equipment industries in general, and the market for DRAMs and other memories in particular, historically have been highly volatile and have experienced periodic downturns and slowdowns. These downturns and slowdowns have adversely affected the Company's operating results in the past and in the first three quarters of fiscal 1999. A large portion of the Company's net sales are attributable to a few customers and therefore a reduction in purchases by one or more customers could materially adversely affect the Company's financial results. Semiconductor equipment companies may experience a significant rate of cancellations and reschedulings of purchase orders, as was the case in the industry in late 1995, early 1996, and 1998. There can be no assurance that the Company will not be materially adversely affected by future cancellations and reschedulings.

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

    The Company has recognized the Year 2000 problem and has taken steps to mitigate the situation. The Company's in-house information technology system consists primarily of hardware and software purchased from outside parties. The Company has completed vendor-provided upgrades of vendor-developed software. Although the upgrades are claimed by the vendors to be Year 2000 compliant, the Company is testing the hardware and software for Year 2000 compliance and believes the tests will be complete by mid-1999. The Company is also testing the internally developed software and hardware which is included in the products sold to customers. Such assessments and modifications to existing software and conversion to new software are expected to be completed by mid-1999. If, however, such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    The Company expects that costs to address the Year 2000 issue, directly or indirectly, will total approximately $150,000, the majority of which will be spent in the current fiscal year, with the remainder being spent during fiscal 2000. Costs include salary and related expenses, hardware and software costs, consulting and miscellaneous expenses. To date, the Company has incurred expenses of approximately $70,000 related to the assessment of and preliminary efforts in dealing with the Year 2000 issue.
                                       16

    A most reasonably likely worst case Year 2000 scenario would be a temporary interruption in production or shipping resulting from unanticipated problems encountered in the information systems of the Company, or of any of the significant third parties with whom the Company does business. The pervasiveness of the Year 2000 issue makes it likely that previously unidentified issues will require remediation during the normal course of business. In such a case, the Company anticipates that transactions could be processed manually while the information system and other systems are repaired and that such interruptions would have a minor effect on the Company's operations.

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

    DEPENDENCE ON SUBCONTRACTORS; SOLE OR LIMITED SOURCES OF SUPPLY. The Company's MTX, MAX and ATX systems contain several components, including environmental chambers, power supplies and certain ICs, which are currently supplied by only one or a limited number of suppliers. The DiePak products include an interconnect substrate which is supplied only by Nitto Denko Corporation. There can be no assurance that Nitto Denko will be able to supply components within an acceptable timeframe and the Company does not have formal written supply agreements with Nitto Denko. In the event that any significant subcontractor or single source supplier were to become unable or unwilling to continue to manufacture subassemblies, components or parts in required volumes, the Company would have to identify and qualify acceptable replacements. The process of qualifying subcontractors and suppliers could be lengthy, and no assurance can be given that any additional sources would be available to the Company on a timely basis.

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


Purchase and installation of machinery and equipment          $ 1,143,274
Repayment of indebtedness                                       4,455,179
Working capital                                                 1,628,844
Temporary investments, including cash and cash equivalents     19,605,000
                                                             ------------
Total                                                         $26,832,297
                                                             ============

    All of the foregoing expenses were direct or indirect payments to persons other than (i) directors, officers or their associates; (ii) persons owning ten percent (10%) or more of the Company's Common Stock; or (iii) affiliates of the Company.



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                (a)  Exhibit 27.1 Financial Data Schedule
                (b)  No reports on Form 8-K were filed by the Company
                    during the quarter ended February 28, 1999.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Aehr Test Systems
                                                    (Registrant)

Date:     April 13, 1999                     /s/  RHEA J. POSEDEL
                                                  ---------------
                                                  Rhea J. Posedel
                                        President and Chief Executive Officer

Date:     April 13, 1999                     /s/  GARY L. LARSON
                                                  --------------
                                                  Gary L. Larson
                                            Vice President of Finance and
                                               Chief Financial Officer