Form 10-K
period 1999-05-31
AEHR TEST SYSTEMS
filed 1999-08-30
CIK 1040470

==============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required).
                  For the fiscal year ended May 31, 1999
                                      or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required).
     For the transition period from ________________ to ________________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [ ]

     The aggregate market value of the Registrant's Common Stock, par value $.01 per share, held by non-affiliates of the Registrant, based upon the closing price of $4.25 on July 30, 1999, as reported on the Nasdaq National Market, was approximately $22,954,174. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock (other than such persons of whom the Registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

     The number of shares of Registrant's Common Stock, par value $.01 per share, outstanding at July 30, 1999 was 6,779,368.

Documents Incorporated By Reference
    Certain information required by Items 10, 11, 12 and 13 of this report on Form 10-K is incorporated by reference from the Registrant's proxy statement for the Annual Meeting of Shareholders to be held on October 20, 1999 (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year ended May 31, 1999.

=================================================================

                               AEHR TEST SYSTEMS

                                   FORM 10-K
                       FISCAL YEAR ENDED MAY 31, 1999

                               TABLE OF CONTENTS

                                    PART I
Item  1.      Business ................................................      3
Item  2.      Properties  .............................................     10
Item  3.      Legal Proceedings .......................................     10
Item  4.      Submission of Matters to a Vote of Security Holders .....     10


                                    PART II

Item  5.      Market for the Registrant's Common Equity and Related
                Shareholder Matters ...................................     11
Item  6.      Selected Financial Data .................................     12
Item  7.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations .............................     13
Item 7a.      Quantitative and Qualitative Disclosures about
                Market Risks ..........................................     26
Item  8.      Financial Statements and Supplementary Data .............     26
Item  9.      Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure ...................     43


                                   PART III

Item 10.      Directors and Executive Officers of the Registrant ......     43
Item 11.      Executive Compensation ..................................     43
Item 12.      Security Ownership of Certain Beneficial Owners and
                Management ............................................     43
Item 13.      Certain Relationships and Related Transactions ..........     44

                                    PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on
                Form 8-K ..............................................     44



              Signatures ..............................................     48

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


                                    PART I

Item 1.   Business

THE COMPANY

    Aehr Test Systems develops, manufactures and sells systems which are designed to reduce the cost of testing DRAMs and other memory devices, perform reliability screening or burn-in of complex logic and memory devices, and enable IC manufacturers to perform test and burn-in of bare die. Leveraging its expertise as a long-time leading provider of burn-in equipment, with over 2,000 systems installed worldwide, the Company has developed and introduced two innovative product families, the MTX system and the DiePak-Registered Trademark- carrier. The MTX is a massively parallel test system capable of processing thousands of memory devices simultaneously. The MTX system performs not only burn-in but also many of the tests traditionally performed in final test by lower-throughput, higher-cost memory testers. The DiePak carrier is a reusable, temporary package that enables IC manufacturers to perform cost-effective final test and burn-in of bare die.


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

    Testing and reliability screening involves multiple steps. The first set of tests is typically performed before the processed semiconductor wafer is cut into individual die, in order to avoid the cost of packaging defective die into their plastic or ceramic packages. After the die are packaged and before they undergo reliability screening, a short test is typically performed in order to detect packaging defects. Most leading-edge microprocessors, microcontrollers, digital signal processors, and memory ICs then undergo an extensive reliability screening and stress testing procedure known as "burn-in." The burn-in process screens for early failures by operating the IC at elevated voltages and temperatures, usually at 125 degrees Celsius (257 degrees Fahrenheit), for periods typically ranging from 12 to 48 hours. Burn-in systems can process thousands of ICs simultaneously. After burn-in, the ICs undergo a final test process using automatic test equipment ("testers"). Traditional memory testers can test up to 64 ICs simultaneously and perform a variety of tests at multiple temperatures.


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


  MASSIVELY PARALLEL TEST SYSTEM

    The MTX massively parallel test system is designed to reduce the cost of memory test by processing thousands of memory devices simultaneously, including DRAMs, SDRAMs, Rambus DRAMs, SRAMs and most application-specific memories. The MTX system can perform a significant number of tests usually performed by traditional memory testers, including pattern sensitivity tests, functional tests, data retention tests and refresh tests. The Company estimates that transferring these tests from traditional memory testers to the MTX system can reduce the time that a memory device must be tested by a traditional memory tester by up to 70%, thereby reducing the required number of memory testers and, as a result, reducing capital and operating costs.

    The MTX system consists of several subsystems: pattern generation and test electronics, control software, network interface, environmental chamber and automation. The MTX system has an algorithmic test pattern generator which allows it to duplicate most of the tests performed by a traditional memory tester. Pin electronics at each performance test board ("PTB") position are designed to provide accurate signals to the memory ICs being tested and detect whether a device is failing the test. An optional enhanced fault collection capability allows the MTX to identify which cells in a memory IC are failing, resulting in information which can be used to sort partially good devices, and for engineering characterization of new device types.

    Devices being tested are placed on PTBs and loaded into environmental chambers which typically operate at temperatures from 25 degrees Celsius (77 degrees Fahrenheit) up to 150 degrees Celsius (302 degrees Fahrenheit) (optional chambers can produce temperatures as low as -55 degrees Celsius (-67 degrees Fahrenheit)). A single PTB can hold up to 336 64 megabit ("Mb") Rambus DRAMs, and a production chamber holds 30 PTBs, resulting in up to 10,080 devices being tested in a single system. For production environments, the system may include an automatic PTB insertion/ejection mechanism for more efficient handling of production quantities of PTBs.


  BURN-IN SYSTEMS

    The MAX system is designed for dynamic burn-in of memory and logic devices. The production version holds 64 burn-in boards ("BIBs"), each of which may hold 350 or more devices, resulting in a system capacity of 22,400 or more devices. The MAX system's 48-channel pin electronics and ability to run stored test patterns also allow it to be used for application-specific memory devices and many logic devices. The pin electronics are designed to provide precisely-controlled voltages and signals to the devices on the BIBs and to protect them from damage during the burn-in process. The MAX2 system features multi-tasking Windows NT-based software which includes lot tracking and reporting software that are needed for production and military applications. The MAX3 system, introduced in fiscal 1999, increases the pin electronics to 96 channels, and handles the latest low voltage ICs. The MAX2 and MAX3 also have extended stored test program capability for more complete exercise of complex logic devices such as digital signal processors.

    The ATX system is designed for dynamic and monitored burn-in of high pin-count VLSI devices, including microprocessors, microcontrollers, application-specific ICs ("ASICs"), and certain memory devices. The ATX system uses much of the same software as the MAX system and contains additional features such as an interface to CAE systems for program development and output monitoring to ensure that the devices receive the specified voltages and signals. Its 256-channel pin electronics configuration allows it to handle complex logic devices, and its ability to burn-in different device types in each of the system's 32 BIB positions is useful for quality assurance applications. The Windows NT-based ATX2, introduced in fiscal 1999, includes a high current feature to allow the system to burn-in more devices, plus an extended pattern generation capability.


  DIEPAK CARRIERS

    The Company's DiePak product line includes a family of reusable, temporary die carriers and associated sockets which enable the test and burn-in of bare die using the same test and burn-in systems used for packaged ICs. DiePak carriers offer cost-effective solutions for providing known good die for most types of ICs, including memory, microcontroller and microprocessor devices. The DiePak carrier was introduced in fiscal 1995 following a development effort that included the Company and Nitto Denko Corporation, the manufacturer of the interconnect substrate.

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

    Sales to the Company's five largest customers accounted for approximately 62.7%, 75.2% and 69.2% of its net sales in fiscal 1999, 1998 and 1997, respectively. During fiscal 1999, 1998 and 1997, Infineon (formerly the semiconductor group of Siemens) accounted for 21.9%, 47.0% and 55.7% of the Company's net sales, respectively. During fiscal 1999, Texas Instruments and Motorola accounted for 18.1% and 11.9% of the Company's net sales, respectively. During fiscal 1998 Motorola accounted for 12.8% of the Company's net sales. No other customers represented more than 10% of the Company's net sales for any of such periods. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. In addition, sales to particular customers may fluctuate significantly from quarter to quarter. The loss or reduction or delay in orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect the Company's business, financial condition and operating results.


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


BACKLOG

    As of May 31, 1999 and 1998, the Company's backlog was $1.8 million and $4.6 million, respectively. The reduction in backlog was primarily the result of a downturn in the Company's burn-in system business. The Company's backlog consists of product orders for which confirmed purchase orders have been received and which are scheduled for shipment within 12 months. Most orders are subject to rescheduling or cancellation by the customer with limited penalties. Because of the possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments, the Company's backlog as of a particular date may not be indicative of net sales for any succeeding period.


RESEARCH AND PRODUCT DEVELOPMENT

    The Company historically has devoted a significant portion of its financial resources to research and development programs and expects to continue to allocate significant resources to these efforts. The Company's research and development expenses during fiscal 1999, 1998 and 1997 were approximately $4.9 million, $4.5 million and $4.5 million, respectively.

    The Company conducts ongoing research and development to develop new products and to support and enhance existing product lines. The Company is currently developing capability and performance enhancements to the MTX, MAX and ATX systems for future generation ICs. The Company is also developing DiePak carriers to accommodate additional types of devices.

    Building upon the expertise gained in the development of its existing products, the Company is developing a system for performing test and burn-in of entire processed wafers, rather than individual die or packaged parts.
This wafer-level burn-in and test project is being financed by the Company and the Defense Advanced Research Projects Agency ("DARPA") under a cost-sharing agreement entered into in 1994. The Company has received $5.6 million from DARPA through May 31, 1999, representing less than 50% of total project spending to date. The Company has demonstrated certain key technologies required for the wafer-level burn-in and test system, and expects to demonstrate feasibility of the system design in calendar year 2000.


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

    The Company relies on subcontractors to manufacture many of the components or subassemblies used in its products. The Company's MTX, MAX and ATX systems contain several components, including environmental chambers, power supplies and certain ICs, which are currently supplied by only one or a limited number of suppliers. The DiePak products include an interconnect substrate which has primarily been supplied by Nitto Denko Corporation. Nitto Denko is currently manufacturing DiePak substrates, but it has notified the Company of its intention to stop manufacturing these substrates. The Company is currently qualifying an alternate supplier for the DiePak substrate. The Company's reliance on subcontractors and single source suppliers involves a number of significant risks, including the loss of control over the manufacturing process, the potential absence of adequate capacity and reduced control over delivery schedules, manufacturing yields, quality and costs. In the event that any significant subcontractor or single source supplier was to become unable or unwilling to continue to manufacture subassemblies, components or parts in required volumes, the Company would have to identify and qualify acceptable replacements. The process of qualifying subcontractors and suppliers could be lengthy, and no assurance can be given that any additional sources would be available to the Company on a timely basis. Any delay, interruption or termination of a supplier relationship could have a material adverse effect on the Company's business, financial condition and operating results.


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

    The Company's DiePak products face significant competition. Texas Instruments Incorporated sells a temporary, reusable bare die carrier which is intended to enable burn-in and test of bare die, and the Company believes that several other companies have developed or are developing other such products. As the bare die market develops, the Company expects that other competitors will emerge. The DiePak products also face severe competition from other alternative test solutions. The Company expects that the primary competitive factors in this market will be cost, performance, reliability and assured supply.

    The Company's test fixture products face numerous competitors. There are limited barriers to entry into the BIB market, and as a result, many companies design and manufacture BIBs, including BIBs for use with the Company's MAX and ATX systems. The Company's strategy is to provide higher performance BIBs, and the Company generally does not compete to supply lower cost, low performance BIBs. The Company has granted a royalty-bearing license to one company to make PTBs for use with its MTX systems, in order to assure customers of a second source of supply, and the Company may license others as well. Sales of PTBs by licensees result in royalties to the Company but reduce the Company's own sales of PTBs.

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


PROPRIETARY RIGHTS

    The Company relies primarily on the technical and creative ability of its personnel, its proprietary software, and trade secret and copyright protection, rather than on patents, to maintain its competitive position. The Company's proprietary software is copyrighted and licensed to the Company's customers. The Company currently holds four issued United States patents and has several additional United States patent applications and foreign patent applications pending. The Company has one United States trademark registration. One issued patent covers the method used to connect the PTBs with the MTX system. Another issued patent relating to the MTX includes claims covering certain details of the electronic implementation used to obtain high performance in the MTX system and also covering certain testing methods.

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

EMPLOYEES

    As of July 31, 1999, the Company and its two foreign subsidiaries employed 134 persons full-time, of whom 38 were engaged in research, development, and related engineering, 44 in manufacturing, 39 in marketing, sales, and customer support, and 13 in general administration and finance. 28 persons are employed by the Company's subsidiary in Japan. In addition, the Company from time to time employs a number of part-time employees and contractors, particularly in manufacturing. The Company's success is in part dependent on its ability to attract and retain highly skilled workers, who are in high demand. None of the Company's employees is represented by a union and the Company has never experienced a work stoppage. Management considers its relations with its employees to be good.


GEOGRAPHIC AREAS

    The Company operates in several geographic areas. Selected financial information is included in Part II, Item 8, Note 12 "Segment Information, Foreign Operations" and certain risks related to such operations are discussed in Part II, Item 7, under the heading "Dependence on International Sales and Operations."


                                   MANAGEMENT

EXECUTIVE OFFICERS AND DIRECTORS

    The directors of the Company are elected annually. The executive officers of the Company serve with no specific term of office. The executive officers and directors of the Company are as follows:


Name of Executive Officer   Age       Positions with the Company
--------------------------  ----  -----------------------------------
Rhea J. Posedel............  57   President, Chief Executive Officer and
                                    Chairman of the Board of Directors

Gary L. Larson.............  49   Vice President of Finance and Chief
                                    Financial Officer

William D. Barraclough.....  55   Vice President of Test Systems
                                    Engineering

Carl N. Buck...............  47   Vice President of Marketing

Carl J. Meurell ...........  39   Vice President of Worldwide Sales

Richard F. Sette...........  61   Vice President of Operations

Raul V. Tan................  39   Vice President of Research and
                                    Development Engineering

Yasushi Naitoh.............  46   President, Aehr Test Systems Japan

William W. R. Elder (1)(2).  60   Director

Mario M. Rosati (1)........  53   Director and Secretary

David Torresdal (2)........  61   Director

Mukesh Patel ..............  41   Director

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

    CARL J. MEURELL joined the Company as Vice President of Worldwide Sales in March 1999. From May 1996 to March 1999, Mr. Meurell served as Vice President and General Manager of the test and repair division of Photon Dynamics, a supplier of test inspection and repair systems for the flat panel display industry. From April 1995 to May 1996, he served as a director at Megatest, a division of Teradyne, Inc. From October 1993 to April 1995, he served as Vice President and General Manager of Catapult Software Training, an IBM company. From December 1980 to October 1993, he held various sales management positions at Megatest. Mr. Meurell received an M.B.A. from Union College, a B.S. in Electronic Engineering, magna cum laude, from the University of Massachusetts and an A.S. in Electrical Engineering Technology, With Distinction, from Pennsylvania State University.

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

    MUKESH PATEL was appointed to the Company's Board of Directors in June 1999. Mr. Patel co-founded SMART Modular Technologies, Inc., where he has served on its Board of Directors since its inception; he acted in various executive capacities from 1989 to 1998, and in 1999 assumed his current position of Vice President, Memory Division. Mr. Patel holds a B.S. degree in Engineering with emphasis on digital electronics from Bombay University, India. Mr. Patel also serves on the Boards of Directors of Krypton Isolation, Inc. and Jedi Technologies, Inc.


DIRECTORS' COMPENSATION AND OTHER ARRANGEMENTS

    Rhea J. Posedel, the only inside director of the Company, does not receive any cash compensation for his services as a member of the Board of Directors. Each outside director receives (1) an annual retainer of $5,000, (2) $1,000 for each regular board meeting he attends, and (3) $500 for each committee meeting he attends if not held in conjunction with a regular board meeting, in addition to being reimbursed for certain expenses incurred in attending Board and committee meetings. An inside director is a director who is a regular employee of the Company, whereas an outside director is not an employee of the Company. Directors are eligible to participate in the Company's stock option plans. Outside directors were granted no options in fiscal 1997 and 1998. William Elder, Mario Rosati and David Torresdal were each granted options to purchase 5,000 shares at $4.25 per share in fiscal 1999.

    The Board of Directors has a Compensation Committee and an Audit Committee. The Compensation Committee makes recommendations to the Board of Directors regarding executive compensation matters, including decisions relating to salary and bonus and grants of stock options. The Audit Committee approves the appointment of the Company's independent auditors, reviews the results and scope of annual audits and other accounting related services, and reviews and evaluates the Company's internal control functions.


Item 2.   Properties

    The Company's principal administrative and production facilities are located in Mountain View, California, in a 61,364 square foot building. The lease on this building has been extended and expires in December 1999, after which time the Company plans to relocate its headquarters to a 51,289 square foot facility in Fremont, California. The Company also leases a sales office in Irvine, California. The Company's Japan facility is located in Tokyo in an 11,029 square foot building under a lease which expires in 2004. The Company leases a sales and support office on a month-to-month basis in Utting, Germany. The Company's and its subsidiaries' annual rental payments currently aggregate approximately $1.2 million. The Company believes that alternate facilities would be available if needed.


Item 3.   Legal Proceedings

    There are no pending claims against the Company regarding infringement of any patents or other intellectual property rights of others. However, the Company may receive, in the future, communications from third parties asserting intellectual property claims against the Company. Such claims could include assertions that the Company's products infringe, or may infringe, the proprietary rights of third parties, requests for indemnification against such infringement or suggestions that the Company may be interested in acquiring a license from such third parties. There can be no assurance that any such claim made in the future will not result in litigation, which could involve significant expense to the Company, and, if the Company is required or deems it appropriate to obtain a license relating to one or more products or technologies, there can be no assurance that the Company would be able to do so on commercially reasonable terms, or at all. The Company is not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to the business.


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

                                                        High       Low
                                                      --------- ---------
Fiscal 1998:
 First quarter ended August 31, 1997
  (beginning August 15, 1997) ......................    $20.25    $14.13
 Second quarter ended November 30, 1997.............     25.25      9.00
 Third quarter ended February 28, 1998..............     10.00      5.75
 Fourth quarter ended May 31, 1998..................      7.19      5.75

Fiscal 1999:
 First quarter ended August 31, 1998................    $ 6.44    $ 4.13
 Second quarter ended November 30, 1998.............      5.50      3.19
 Third quarter ended February 28, 1999..............      7.38      4.13
 Fourth quarter ended May 31, 1999..................      6.38      3.75


        At August 12, 1999, the Company had 143 holders of record of its Common Stock. The Company estimates the number of beneficial owners of the Company's Common Stock at August 12, 1999 to be 830.

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


(b)  Use of Proceeds from the IPO:

    On August 18, 1997, the Company's Registration Statement on Form S-1 covering the IPO of 3,600,000 shares of the Company's Common Stock, Commission file number 333-28987, was declared effective. The IPO closed on August 26, 1997, managed by Oppenheimer & Co., Inc. and Needham & Company, Inc. as representatives of the several underwriters named in the Registration Statement ("Underwriters").

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

    The net proceeds of the IPO to the Company (after deducting the foregoing expenses) were $26,832,297. From the effective date of the Registration Statement, the net proceeds have been used for the following purposes:


Purchase and installation of machinery and equipment          $ 1,082,274
Repayment of indebtedness                                       4,455,179
Working capital                                                   370,844
Temporary investments, including cash and cash equivalents     20,924,000
                                                             ------------
Total                                                         $26,832,297
                                                             ============

    All of the foregoing expenses were direct or indirect payments to persons other than (i) directors, officers or their associates; (ii) persons owning ten percent (10%) or more of the Company's Common Stock; or (iii) affiliates of the Company.


Item 6.   Selected Financial Data (in thousands except per share data):

                                                              Fiscal Year Ended May 31,
                                                   ------------------------------------------------------
                                                       1999       1998       1997       1996       1995
                                                   ---------- ---------- ---------- ---------- ----------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net sales.....................................        $18,146    $40,805    $42,020    $33,234    $23,257
Cost of sales.................................         12,201     24,359     25,715     19,942     16,192
                                                   ---------- ---------- ---------- ---------- ----------
Gross profit..................................          5,945     16,446     16,305     13,292      7,065
                                                   ---------- ---------- ---------- ---------- ----------
Operating expenses:
  Selling, general and administrative.........          6,892      8,618      8,878      7,534      6,316
  Research and development....................          4,918      4,529      4,536      4,113      3,783
  Research and development cost
    reimbursement--DARPA .....................         (1,233)      (900)      (793)      (891)      (954)
                                                   ---------- ---------- ---------- ---------- ----------
    Total operating expenses..................         10,577     12,247     12,621     10,756      9,145
                                                   ---------- ---------- ---------- ---------- ----------
Income (loss) from operations.................         (4,632)     4,199      3,684      2,536     (2,080)
Interest income (expense).....................          1,184        904       (577)      (446)      (341)
Other income (expense), net...................            441       (364)      (565)      (559)       255
                                                   ---------- ---------- ---------- ---------- ----------
Income (loss) before income taxes and
  minority interest in subsidiary.............         (3,007)     4,739      2,542      1,531     (2,166)
Income tax expense (benefit)..................           (677)     2,334       (773)       130         10
Minority interest in subsidiary...............              -          -          -         (1)       189
                                                   ---------- ---------- ---------- ---------- ----------
Net income (loss).............................        $(2,330)    $2,405     $3,315     $1,400    $(1,987)
                                                   ========== ========== ========== ========== ==========

Net income (loss) per share (basic)...........        $ (0.34)    $ 0.38     $ 0.77     $ 0.33    $ (0.46)
Net income (loss) per share (diluted).........        $ (0.34)    $ 0.36     $ 0.74     $ 0.32    $ (0.46)

Shares used in per share calculation
  Basic.......................................          6,854      6,327      4,297      4,303      4,308
  Diluted.....................................          6,854      6,761      4,500      4,364      4,308

                                                                           May 31,
                                                   ------------------------------------------------------
                                                      1999       1998       1997       1996       1995
                                                   ---------- ---------- ---------- ---------- ----------
CONSOLIDATED BALANCE SHEETS DATA:
Cash and cash equivalents.....................        $ 5,336    $ 6,748    $ 1,176    $   535    $   598
Working capital...............................         31,016     36,885      7,895      4,799      3,564
Total assets..................................         41,187     47,105     24,389     23,749     19,890
Long-term obligations, less current portion...            391        168        356        533      1,004
Total shareholders' equity....................         36,678     39,964     10,070      6,789      5,544


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    This Management's Discussion and Analysis section and other parts of this Annual Report on Form 10-K contain forward-looking statements within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and in "Business." The forward-looking statements contained herein are made as of the date hereof, and the Company assumes no obligation to update such forward-looking statements or to update reasons actual results could differ materially from those anticipated in such forward-looking statements.


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

    Prior to fiscal 1995, the Company primarily sold burn-in systems and related products. The Company experienced significant operating losses in fiscal 1993 through fiscal 1995 due to a decline in net sales of burn-in systems and significant investment in the development of new products. In fiscal 1993, the Company initiated development of the MTX massively parallel test system and the DiePak carrier. The Company began shipping the MTX in March 1995 and DiePak carriers in volume in fiscal 1997.

    In 1994, the Company entered into a cost-sharing agreement with DARPA, a U.S. government agency, under which DARPA is providing co-funding for the development of wafer-level burn-in and test equipment. The contract provides for potential payments by DARPA totaling up to $6.5 million. The agreement provides that (i) the Company shall retain title to all co-funded inventions,
(ii) DARPA will receive a paid-up license to use the inventions for government purposes and (iii) DARPA can require the Company to license the inventions to third parties on reasonable terms if the Company fails to adequately commercialize the inventions. Payments by DARPA depend on satisfaction of development milestones, and DARPA has the right to terminate project funding at any time. The level of payments may vary significantly from quarter to quarter. There can be no assurance that the Company will meet the development milestones or that DARPA will continue funding the project. DARPA payments are reflected as credits to research and development expenses. There also can be no assurance that the development project will result in any marketable products. The Company has completed certain development milestones and received DARPA payments of $5.6 million through May 31, 1999. The remaining funding is subject to milestones scheduled to be completed through December 1999, although the Company expects that completion of certain milestones will be delayed beyond that date.

    The Company has a wholly-owned subsidiary in Germany which performs sales and service and a 94.8% owned subsidiary in Japan, which performs sales, service and limited product engineering and manufacturing. The Company's consolidated financial statements combine the subsidiaries' financial results with those of the Company and account for the minority shareholders' interest in the Japanese subsidiary. There was no minority interest recorded in the financial statements at May 31, 1999, May 31, 1998 and May 31, 1997 due to the subsidiary's cumulative losses.

    The Company's net sales consist primarily of sales of systems, die carriers, test fixtures, upgrades and spare parts and revenues from service contracts. The Company recognizes revenue upon shipment of product and records a provision for estimated future warranty costs.

    A substantial portion of the Company's net sales is derived from the sale of products for overseas markets. Consequently, an increase in the value of the U.S. Dollar relative to foreign currencies would increase the cost of the Company's products compared to products sold by local companies in such markets. Although most sales to German customers are denominated in dollars, substantially all sales to Japanese customers are denominated in yen. Since the price is determined at the time a purchase order is accepted, the Company is exposed to the risks of fluctuations in the yen-dollar exchange rate during the lengthy period from purchase order to ultimate payment. The length of time between receipt of order and ultimate payment typically ranges from six to twelve months. The exchange rate risk is partially offset to the extent the Company's Japanese subsidiary incurs yen-denominated expenses. To date, the Company has not invested in instruments designed to hedge currency risks, but it may do so in the future. The Company's Japanese subsidiary typically carries debt or other obligations due to the Company that may be denominated in yen or dollars. Since the financial statements of the Japanese subsidiary are based in yen and the Company's financial statements are based in dollars, the Japanese subsidiary and the Company recognize income or loss in any period in which the value of the yen rises or falls in relation to the dollar.

    In accordance with SFAS 86, the Company capitalizes its systems software development costs incurred after a system achieves technological feasibility and before first commercial shipment. Such costs typically represent a small portion of total research and development costs. Capitalized cost, net of accumulated amortization, of approximately $57,000 was included as of May 31, 1997. System software development costs were fully amortized as of May 31, 1998, and no new systems software development costs were capitalized in fiscal 1999.


RESULTS OF OPERATIONS

    The following table sets forth statements of operations data as a percentage of net sales for the periods indicated.

                                                      Year Ended May 31,
                                                ----------------------------
                                                   1999     1998     1997
                                                --------- --------- --------
Net sales ................................         100.0%   100.0%   100.0%
Cost of sales ............................          67.2     59.7     61.2
                                                --------- --------- --------
Gross profit .............................          32.8     40.3     38.8

Operating expenses:
  Selling, general and administrative ....          38.0     21.1     21.1
  Research and development ...............          27.1     11.1     10.8
  Research and development cost
    reimbursement--DARPA .................          (6.8)    (2.2)    (1.9)
                                                --------- --------- --------
    Total operating expenses .............          58.3     30.0     30.0
                                                --------- --------- --------
    Income (loss) from operations ........         (25.5)    10.3      8.8

Interest income (expense) ................           6.5      2.2     (1.4)
Other income (expense), net ..............           2.4     (0.9)    (1.3)
                                                --------- --------- --------
    Income (loss) before income taxes ....         (16.6)    11.6      6.1

Income tax expense (benefit) .............          (3.8)     5.7     (1.8)
                                                --------- --------- --------
Net income (loss) ........................         (12.8)%    5.9%     7.9%
                                                ========= ========= ========

FISCAL YEAR ENDED MAY 31, 1999 COMPARED TO FISCAL YEAR ENDED MAY 31, 1998

    NET SALES. Net sales consist primarily of sales of systems, die carriers, test fixtures, upgrades and spare parts and revenues from service contracts. The Company recognizes revenue upon shipment of product. Net sales decreased to $18.1 million in the fiscal year ended May 31, 1999 from $40.8 million in the fiscal year ended May 31, 1998, a decrease of 55.5%. The decrease in net sales in fiscal 1999 resulted primarily from reduced shipments of MTX products. The Company anticipates an increase in orders for MTX systems in the first half of fiscal 2000.

    GROSS PROFIT.  Gross profit consists of net sales less cost of sales.
Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit decreased to $5.9 million in the fiscal year ended May 31, 1999 from $16.4 million in the fiscal year ended May 31, 1998, a decrease of 63.9%. The decrease in gross profit was primarily due to the decrease in net sales. Gross profit margin decreased to 32.8% in the fiscal year ended May 31, 1999 from 40.3% in the fiscal year ended May 31, 1998. The decrease in gross profit margin was primarily due to excess production capacity and manufacturing overhead expenses spreading over lower shipment levels and a change in product mix toward products with somewhat higher material costs, partially offset by reductions in provisions for warranty and inventory reserves. The Company anticipates lower gross margins in the first quarter of fiscal 2000 than in the last quarter of fiscal 1999, and expects to record a net loss in the first quarter of fiscal 2000.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related costs of employees, customer support costs, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses decreased to $6.9 million in the fiscal year ended May 31, 1999 from $8.6 million in the fiscal year ended May 31, 1998, a decrease of 20.0%. The decrease in SG&A expenses was primarily due to decreases in employment related expenses, commissions paid to outside sales representatives, and a reduction in provision for doubtful accounts. As a percentage of net sales, SG&A expenses increased to 38.0% in the fiscal year ended May 31, 1999 from 21.1% in the fiscal year ended May 31, 1998, reflecting lower net sales. The Company anticipates higher SG&A expenses in the first quarter of fiscal 2000 than in the last quarter of fiscal 1999.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses increased to $4.9 million in the fiscal year ended May 31, 1999 from $4.5 million in the fiscal year ended May 31, 1998, an increase of 8.6%. The increase in R&D expenses was primarily due to increases in professional consulting and employment related expenses. As a percentage of net sales, R&D expenses increased to 27.1% in the fiscal year ended May 31, 1999 from 11.1% in the fiscal year ended May 31, 1998, reflecting lower net sales.

    RESEARCH AND DEVELOPMENT COST REIMBURSEMENT - DARPA. Research and development cost reimbursement - DARPA ("R&D - DARPA") is a credit representing reimbursements by DARPA of costs incurred in the Company's wafer-level burn-in development project. R&D - DARPA increased to $1.2 million in the fiscal year ended May 31, 1999 from $900,000 in the fiscal year ended May 31, 1998, an increase of 37.0%. Payments by DARPA depend on satisfaction of development milestones, and the level of payments may vary significantly from fiscal year to fiscal year. As of May 31, 1999, there were no outstanding payments due from DARPA.

    INTEREST INCOME (EXPENSE). Interest income, net of interest expense, increased to $1.2 million in the fiscal year ended May 31, 1999 from $904,000 in the fiscal year ended May 31, 1998, an increase of 31.0%. Interest income in both fiscal years was primarily due to investment income from the proceeds obtained from the initial public offering in August 1997; interest income in the fiscal year ended May 31, 1998 was partially offset by interest expense of the short-term domestic debt which was subsequently repaid. Interest expense was $15,000 in fiscal 1999 and $144,000 in fiscal 1998.

    OTHER INCOME (EXPENSE), NET. Other income, net was $441,000 in the fiscal year ended May 31, 1999, compared with other expense, net of $364,000 in the fiscal year ended May 31, 1998. The increase in other income, net was primarily due to currency exchange gains recorded in the fiscal year ended May 31, 1999 compared with currency exchange losses recorded in the fiscal year ended May 31, 1998.

    INCOME TAX EXPENSE (BENEFIT). Income tax benefit was $677,000 in the fiscal year ended May 31, 1999, compared with income tax expense of $2.3 million in the fiscal year ended May 31, 1998. The income tax benefit in the fiscal year ended May 31, 1999 was primarily due to the tax benefit recorded as a result of losses incurred in the Company's U.S. operations. Such tax benefit will be carried back to previous fiscal years in which the Company paid taxes when its U.S. operations were profitable. The Company's Japanese subsidiary experienced significant cumulative losses since fiscal 1993, and thus generated certain net operating losses available to offset future taxes payable in Japan. As a result of the subsidiary's cumulative operating losses, a valuation allowance has been established for the full amount of the subsidiary's net deferred tax assets. The income tax rate did not approximate the statutory tax rates of the jurisdictions in which the Company operates because no tax benefit was recorded for losses in the Company's Japanese subsidiary.


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

    GROSS PROFIT. Gross profit increased to $16.4 million in the fiscal year ended May 31, 1998 from $16.3 million in the fiscal year ended May 31, 1997, an increase of 0.9%. Gross profit margin increased to 40.3% in the fiscal year ended May 31, 1998 from 38.8% in the fiscal year ended May 31, 1997. The increase in gross profit margin was primarily due to lower material costs as a percentage of net sales.

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

    RESEARCH AND DEVELOPMENT. R&D expenses were unchanged at $4.5 million in the fiscal year ended May 31, 1998 and in the fiscal year ended May 31, 1997. An increase in employment related expenses was partially offset by a decrease in professional consulting expenses. As a percentage of net sales, R&D expenses increased to 11.1% in the fiscal year ended May 31, 1998 from 10.8% in the fiscal year ended May 31, 1997, reflecting lower net sales.

    RESEARCH AND DEVELOPMENT COST REIMBURSEMENT - DARPA. R&D - DARPA increased to $900,000 in the fiscal year ended May 31, 1998 from $793,000 in the fiscal year ended May 31, 1997, an increase of 13.5%. Payments by DARPA depend on satisfaction of development milestones, and the level of payments may vary significantly from fiscal year to fiscal year.

    INTEREST INCOME (EXPENSE). Interest income, net of interest expense, was $904,000 in the fiscal year ended May 31, 1998, as compared with interest expense, net of interest income, of $577,000 in the fiscal year ended May 31, 1997. Interest income in the fiscal year ended May 31, 1998 was primarily due to investment income from the proceeds obtained from the initial public offering in August 1997. Interest expense in the fiscal year ended May 31, 1997 was primarily related to short-term debt which was subsequently repaid. Interest expense was $144,000 in fiscal 1998 and $578,000 in fiscal 1997.

    OTHER INCOME (EXPENSE), NET. Other expense, net decreased to $364,000 in the fiscal year ended May 31, 1998 from $565,000 in the fiscal year ended May 31, 1997, a decrease of 35.6%. The decrease in other expense, net was primarily due to the recognition of the Company's 25% interest in ESA Electronics Pte Ltd., a Singapore corporation, in the fiscal year ended May 31, 1998.

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


LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary source of liquidity has been generated from the Company's August 1997 initial public offering, which resulted in net proceeds to the Company of approximately $26.8 million. As of May 31, 1999, the Company had $20.2 million in cash and short-term investments.

    Net cash provided by operating activities was approximately $342,000 for the fiscal year ended May 31, 1999, and net cash used in operating activities was $664,000 for the fiscal year ended May 31, 1998. For the fiscal year ended May 31, 1999, net cash provided by operating activities was due primarily to decrease in accounts receivable of $3.8 million and decrease in inventory of $2.7 million, partially offset by net loss of $2.3 million, increase in accrued expenses and deferred revenue of $1.9 million and decrease in accounts payable of $1.4 million. For the fiscal year ended May 31, 1998, net cash used in operating activities was due primarily to decrease in accounts payable of $1.9 million and increase in inventories of $1.6 million, partially offset by net income of $2.4 million.

    Net cash used in investing activities was approximately $1.4 million and $16.8 million for the fiscal year ended May 31, 1999 and May 31, 1998, respectively. Net cash used in investing activities for the fiscal year ended May 31, 1999 was primarily due to purchase of long-term investments and acquisition of property and equipment, partially offset by sale of short-term investments. Net cash used in investing activities during the fiscal year ended May 31, 1998 was primarily due to the short-term and long-term investments made with proceeds from the Company's initial public offering in August 1997.

    Financing activities used cash of approximately $356,000 in the fiscal year ended May 31, 1999 and provided cash of $22.9 million in the fiscal year ended May 31, 1998. Net cash used in financing activities for the fiscal year ended May 31, 1999 was primarily due to the Company's repurchase of 283,500 of its outstanding common shares at an average price of $4.03, partially offset by proceeds from exercise of stock options and increase in long-term debt of the Company's subsidiary in Japan. Net cash provided by financing activities for the fiscal year ended May 31, 1998 was primarily attributable to the Company's initial public offering in August 1997.

    As of May 31, 1999, the Company had working capital of $31.0 million, compared with $36.9 million as of May 31, 1998. Working capital consists of cash and cash equivalents, short-term investments, accounts receivable, inventory and other current assets, less current liabilities. The decrease in working capital was primarily due to decreases in accounts receivable, inventory and short-term investments, partially offset by decreases in accrued expenses and accounts payable.

    The Company announced in August 1998 that its board of directors had authorized the repurchase of up to 1,000,000 shares of its outstanding common shares. The Company may repurchase the shares in the open market or in privately negotiated transactions, from time to time, subject to market conditions. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase program may be interrupted or discontinued at any time. Any such repurchase of shares, if consummated, may use a portion of the Company's working capital. As of May 31, 1999, the Company has repurchased 283,500 shares at an average price of $4.03.

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


RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133, or SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities. SFAS No. 133 is effective for all fiscal quarters beginning after June 15, 2000. The Company does not expect SFAS No. 133 to have a significant effect on its financial condition or results of operations.


FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

    This report on Form 10-K contains forward-looking statements within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended. The Company's future results of operations could vary significantly from the results anticipated by such forward-looking statements as a result of various factors, including those set forth as follows and elsewhere in this annual report on Form 10-K.


     FLUCTUATIONS IN OPERATING RESULTS. The Company has experienced and expects to continue to experience significant fluctuations in its quarterly and annual operating results. During fiscal 1999 and 1998, quarterly net sales have been as low as $3.1 million and as high as $11.7 million, and gross margins for quarterly sales have fluctuated between 29.3% and 44.6%. The Company's future operating results will depend upon a variety of factors, including the timing of significant orders, the mix of products sold, changes in pricing by the Company, its competitors, customers or suppliers, the length of sales cycles for the Company's products, timing of new product announcements and releases by the Company and its competitors, market acceptance of new products and enhanced versions of the Company's products, capital spending patterns by customers, timing of completion and approval of DARPA development milestones, manufacturing inefficiencies associated with new product introductions by the Company, the Company's ability to produce systems and products in volume and meet customer requirements, product returns and customer acceptance of product shipments, volatility in the Company's targeted markets, political and economic instability, natural disasters, regulatory changes, possible disruptions caused by expanding existing facilities or moving into new facilities, expenses associated with acquisitions and alliances, and various competitive factors, including price-based competition and competition from vendors employing other technologies. The Company's gross margins have varied and will continue to vary based on a variety of factors, including the mix of products sold, sales volume, and the amount of products sold under volume purchase arrangements, which tend to have lower selling prices. Accordingly, past performance may not be indicative of future performance. The Company anticipates lower gross margins in the first quarter of fiscal 2000 than in the last quarter of fiscal 1999, and expects to record a net loss in the first quarter of fiscal 2000.


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


    RECENT OPERATING LOSSES. The Company incurred an operating loss of $4.6 million in fiscal 1999. The Company also incurred operating losses of $2.1, $4.2 and $2.4 million in fiscal 1995, 1994 and 1993, respectively. The Company operated profitably from fiscal 1996 to 1998, due to increased net sales that were substantially the result of sales of new products, particularly sales of MTX systems to Siemens (the semiconductor group of Siemens is now known as Infineon). During fiscal 1999, 1998 and 1997, Infineon accounted for 21.9%, 47.0% and 55.7% of the Company's net sales, respectively. Sales to Infineon, which include both the MTX and other products, are made pursuant to individual purchase orders. There is no long-term volume purchase commitment. In fiscal 1998, the Company began to feel the industry slowdown due to uncertainties caused primarily by the financial crisis in Asia and DRAM overcapacity and recorded an operating loss in fiscal 1999. The Company expects to record a net loss in the first quarter of fiscal 2000. There can be no assurance that the Company's net sales will soon rebound or that the Company will soon return to profitability.


    DEPENDENCE ON MARKET ACCEPTANCE OF MTX SYSTEM. A principal element of the Company's strategy is to capture an increasing share of the memory test equipment market through sales of the MTX massively parallel test system. The MTX is designed to perform both burn-in and many of the final test functions currently performed by high-cost memory testers and the market for MTX systems is still in the early stages of development. The Company's strategy depends, in part, upon its ability to persuade potential customers that the MTX system can successfully perform a significant portion of such final test functions and that transferring such tests to MTX systems will reduce their overall capital and test costs. The Company experienced a decline in shipments of MTX products in fiscal 1999 compared with fiscal 1998. Although the Company expects an increase in orders for MTX systems in the first half of fiscal 2000, there can be no assurance that the Company's strategy will be successful. The failure of the MTX system to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and operating results.

    Market acceptance of the MTX system is subject to a number of risks. Through the end of fiscal 1999, several companies purchased evaluation units of the MTX systems, but only Infineon purchased production quantities. Sales to Infineon, which include both the MTX and other products, are made pursuant to individual purchase orders. There is no long-term volume purchase commitment. There can be no assurance that Infineon will continue to purchase MTX systems for its production facilities. Since most potential customers have successfully relied on memory testers for many years and their personnel understand the use and maintenance of such systems, the Company anticipates that they may be reluctant to change their procedures in order to transfer test functions to the MTX system. Before a customer will transfer test functions to the MTX, the test programs must be translated for use with the MTX and lengthy correlation tests must be performed. Correlation testing may take up to six months or more. Furthermore, MTX system sales are expected to be primarily limited to new facilities and to existing facilities being upgraded to accommodate new product generations, such as the transition to Rambus or Double Data Rate DRAMs. Construction of new facilities and upgrades of existing facilities have in some cases been delayed or canceled during this semiconductor industry downturn. Other companies have purchased MTX systems which are being used in quality assurance and engineering applications, and the Company believes that some of these companies are evaluating the MTX for use in production applications. Market acceptance of the MTX system may also be affected by a reluctance of IC manufacturers to rely on relatively small suppliers such as the Company.

    The Company's future sales and operating results are also partially dependent on its sales of performance test boards for use with the MTX system. Sales of PTBs by the Company and its licensees will depend upon the number of MTX systems installed by customers.


    DEPENDENCE ON DEVELOPMENT OF BARE DIE MARKET AND MARKET ACCEPTANCE OF DIEPAK CARRIER. Another element of the Company's strategy is to capture an increasing share of the bare die burn-in and test product market through sales of its DiePak carrier products. The Company developed the DiePak carrier to enable burn-in and test of bare die in order to supply known good die ("KGD") for use in applications such as multichip modules. The Company's DiePak strategy depends upon increased industry acceptance of bare die as an alternative to packaged die as well as acceptance of the Company's DiePak products. There can be no assurance that the Company's strategy will be successful. The market for carriers to produce KGD has not expanded as rapidly as expected, as some customers are adopting chip-scale packages ("CSPs"), which are smaller than traditional packages, as their next packaging strategy. Even though CSPs are relatively expensive, the Company believes that end users are expressing a preference for CSPs because they believe that CSPs are more compatible with their existing PC board assembly equipment.
This has delayed the growth of the market for KGD, and therefore for the Company's DiePak carrier. The failure of the bare die market to expand or of the DiePak carrier to achieve broad market acceptance would have a material adverse effect on the Company's business, financial condition and operating results.

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

    The adoption of the DiePak products by IC manufacturers and burn-in and test services companies typically will involve a lengthy qualification. Such qualification processes have delayed high volume sales of DiePak products by the Company. Motorola is the only customer to have ordered DiePak products in production quantities. Motorola accounted for approximately 54%, 87% and 48% of the Company's net sales of DiePak products in fiscal 1999, 1998 and 1997, respectively. Sales to Motorola, which include both DiePak products and other products, are made pursuant to individual purchase orders. There is no long-term volume purchase commitment. There can be no assurance that Motorola will continue to purchase DiePak products for its production facility. There can also be no assurance that the bare die market will emerge and grow as the Company anticipates, that the DiePak carrier will achieve commercial acceptance, or that the Company will not experience difficulties in ramping up production to meet any increased demand for DiePak products that may develop.


    CUSTOMER CONCENTRATION. The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and contract assemblers accounting for a substantial portion of the purchases of semiconductor equipment. Sales to the Company's five largest customers accounted for approximately 62.7%, 75.2% and 69.2% of its net sales in fiscal 1999, 1998 and 1997, respectively. During fiscal 1999, 1998 and 1997, Infineon (formerly the semiconductor group of Siemens) accounted for 21.9%, 47.0% and 55.7% of the Company's net sales, respectively. During fiscal 1999, Texas Instruments and Motorola accounted for 18.1% and 11.9% of the Company's net sales, respectively. During fiscal 1998, Motorola accounted for 12.8% of net sales. No other customers represented more than 10% of the Company's net sales for any of such periods. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. In addition, sales to particular customers may fluctuate significantly from quarter to quarter. The loss of or reduction or delay in orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect the Company's business, financial condition and operating results.


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


    DEPENDENCE ON INTERNATIONAL SALES AND OPERATIONS. Approximately 72.7%, 70.5% and 92.5% of the Company's net sales for fiscal 1999, 1998 and 1997, respectively, were attributable to sales to customers for delivery outside of the United States. The Company maintains a sales, service, product engineering and manufacturing organization in Japan, and a sales and service organization in Germany. The Company expects that sales of products for delivery outside of the United States will continue to represent a substantial portion of its future revenues. The future performance of the Company will depend, in significant part, upon its ability to continue to compete in foreign markets which in turn will depend, in part, upon a continuation of current trade relations between the United States and foreign countries in which semiconductor manufacturers or assemblers have operations. A change toward more protectionist trade legislation in either the United States or such foreign countries, such as a change in the current tariff structures, export compliance or other trade policies, could adversely affect the Company's ability to sell its products in foreign markets. In addition, the Company is subject to other risks associated with doing business internationally, including longer receivable collection periods and greater difficulty in accounts receivable collection, the burden of complying with a variety of foreign laws, difficulty in staffing and managing global operations, risks of civil disturbance or other events which may limit or disrupt markets, international exchange restrictions, changing political conditions and monetary policies of foreign governments.

    A substantial portion of the Company's sales has been in Asia. Turmoil in the Asian financial markets resulted, and may result in the future, in dramatic currency devaluations, stock market declines, restriction of available credit and general financial weakness. In addition, DRAM prices have fallen dramatically and will likely do so again in the future. These developments may affect the Company in several ways. Currency devaluations may make dollar-denominated goods such as the Company's more expensive for Asian clients. The Company believes that many international semiconductor manufacturers limited capital spending (including the purchase of MTXs) in fiscal 1999, and that the uncertainty of the DRAM market may cause some manufacturers to further delay capital spending plans. These circumstances may also affect the ability of the Company's customers to meet their payment obligations, resulting in the cancellations or deferrals of existing orders and the limitation of additional orders. In addition, Asian governments have subsidized some portion of fab construction. Financial turmoil may reduce these governments' willingness to continue such subsidies. Such developments could have a material adverse affect on the Company's business, financial condition and results of operations.

    Because a substantial portion of the Company's net sales is from sales of products for delivery outside the United States, an increase in the value of the U.S. Dollar relative to foreign currencies would increase the cost of the Company's products compared to products sold by local companies in such markets. Approximately 81.4%, 11.9% and 6.7% of the Company's net sales for fiscal 1999 were denominated in U.S. Dollars, Japanese Yen and German Marks, respectively. Although most sales to German customers are denominated in dollars, substantially all sales to Japanese customers are denominated in Japanese Yen. Since the price is determined at the time a purchase order is accepted, the Company is exposed to the risks of fluctuations in the yen-dollar exchange rate during the lengthy period from purchase order to ultimate payment. This exchange rate risk is partially offset to the extent the Company's Japanese subsidiary incurs yen-denominated expenses. To date, the Company has not invested in instruments designed to hedge currency risks. In addition, the Company's Japanese subsidiary typically carries debt or other obligations due to the Company that may be denominated in yen or dollars. Since the financial statements of the Japanese subsidiary are based in yen and the financial statements of the Company are based in dollars, the Japanese subsidiary and the Company recognize income gain or loss in any period in which the value of the yen rises or falls in relation to the dollar. In fiscal 1999, the Company recorded foreign currency gain of $339,000, and in fiscal 1998 and 1997, the Company experienced foreign currency losses of $385,000 and $393,000, respectively.

    A substantial portion of the world's manufacturers of memory devices are in Korea, Japan and Taiwan and growth in the Company's net sales depends in large part upon its ability to penetrate the Korean and Japanese markets.
Both the Korean and Japanese markets are difficult for foreign companies to penetrate. The Company has served the Japanese market through its Japanese subsidiary, which has experienced limited success and incurred operating losses in recent years. Sales into Korea have not been significant in recent years. In fiscal 1999, the Company signed an agreement with a new Korean distributor. The lack of local manufacturing may impede the Company's efforts to develop the Korean market. Taiwan also represents an increasingly important portion of the memory manufacturer market. The Company relies on an independent distributor in Taiwan and does not have any direct operations in Taiwan. There can be no assurances that the Company's efforts in Japan, Korea or Taiwan will be successful or that the Company will be able to achieve and sustain significant sales to, or be able to successfully compete in, the Japanese, Korean or Taiwanese test and burn-in markets.


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

    As is common with new complex and software-intensive products, the Company encountered reliability, design and manufacturing issues as it began volume production and initial installations of certain products at customer sites. The Company places a high priority on addressing these issues as they arise. Certain of these issues in the past have been related to components and subsystems supplied to the Company by third parties which have in some cases limited the ability of the Company to address such issues promptly. When the Company is in an early stage of a product's life cycle, there can be no assurance that reliability, design and manufacturing issues will not be discovered in the future or that such issues, if they arise, can be resolved to the customers' satisfaction or that the resolution of such problems will not cause the Company to incur significant development costs or warranty expenses or to lose significant sales opportunities.

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


    UNCERTAINTIES RELATING TO DARPA FUNDING FOR RESEARCH AND DEVELOPMENT. In 1994, the Company entered into a cost-sharing agreement with DARPA, a U.S. government agency, under which DARPA is providing co-funding for the development of wafer-level burn-in and test equipment. The contract provides for potential payments by DARPA totaling up to $6.5 million. The agreement provides that (i) the Company shall retain title to all co-funded inventions,
(ii) DARPA will receive a paid-up license to use the inventions for government purposes and (iii) DARPA can require the Company to license the inventions to third parties on reasonable terms if the Company fails to adequately commercialize the inventions. Payments by DARPA depend on satisfaction of development milestones, and DARPA has the right to terminate project funding at any time. The level of payments may vary significantly from quarter to quarter. There can be no assurance that the Company will meet the development milestones or that DARPA will continue funding the project. If DARPA funding were discontinued and the Company continued the project, the Company's operating results would be adversely affected. There also can be no assurance that the development project will result in any marketable products. The Company has completed certain development milestones and received DARPA payment of $5.6 million through May 31, 1999. The remaining funding is subject to milestones scheduled to be completed through December 1999, although the Company expects that completion of certain milestones will be delayed beyond that date.


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

    Because the Company's MTX system performs burn-in and many of the functional tests performed by traditional memory testers, the Company expects that the MTX System will face intense competition from burn-in system suppliers and traditional memory tester suppliers. The market for burn-in systems is highly fragmented, with many domestic and international suppliers. Some users, such as independent test labs, build their own burn-in systems, and some other users, particularly large Japanese IC manufacturers, acquire burn-in systems from captive or affiliated suppliers. Competing suppliers of burn-in and functional test systems include Ando Corporation, Japan Engineering Company and Reliability Incorporated. In addition, suppliers of memory test equipment including Advantest Corporation and Teradyne, Inc. may seek to offer competitive parallel test systems in the future.

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

    The Company's DiePak products face significant competition. Texas Instruments Incorporated sells a temporary, reusable bare die carrier which is intended to enable burn-in and test of bare die, and the Company believes that several other companies have developed or are developing other such products. As the bare die market develops, the Company expects that other competitors will emerge. The DiePak products also face severe competition from other alternative test solutions. The Company expects that the primary competitive factors in this market will be cost, performance, reliability and assured supply.

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


    CYCLICALITY OF SEMICONDUCTOR INDUSTRY AND CUSTOMER PURCHASES; RISK OF CANCELLATIONS AND RESCHEDULINGS. The Company's operating results depend primarily upon the capital expenditures of semiconductor manufacturers, semiconductor contract assemblers and burn-in and test service companies worldwide, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor and semiconductor equipment industries in general, and the market for DRAMs and other memories in particular, historically have been highly volatile and have experienced periodic downturns and slowdowns, which have had a severe negative effect on the semiconductor industry's demand for semiconductor capital equipment, including test and burn-in systems manufactured and marketed by the Company. These downturns and slowdowns have adversely affected the Company's operating results in the past and in fiscal 1998 and 1999. In addition, the purchasing patterns of the Company's customers are also highly cyclical because most customers purchase the Company's products for use in new production facilities or for upgrading existing test lines for the introduction of next generation products. Construction of new facilities and upgrades of existing facilities have in some cases been delayed or canceled during this recent semiconductor industry downturn. A large portion of the Company's net sales are attributable to a few customers and therefore a reduction in purchases by one or more customers could materially adversely affect the Company's financial results. There can be no assurance that the semiconductor industry will grow in the future at the same rates it has grown historically. Any downturn or slowdown in the semiconductor industry would have a material adverse effect on the Company's business, financial condition and operating results. In addition, the need to maintain investment in research and development and to maintain customer service and support will limit the Company's ability to reduce its expenses in response to any such downturn or slowdown period.

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

    The Company has recognized the Year 2000 problem and has taken steps to mitigate the situation. The Company's in-house information technology system consists primarily of hardware and software purchased from outside parties. The Company has completed vendor-provided upgrades of vendor-developed software. Although the upgrades are claimed by the vendors to be Year 2000 compliant, the Company is testing the hardware and software for Year 2000 compliance and will install vendor-provided software patches if necessary.
The Company is also testing the internally developed software and hardware which is included in the products sold to customers. The Company expects such assessments and modifications to existing software and conversion to new software will be completed by October 31, 1999. If, however, such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company has had limited communications with its suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issue. The failure of one or more of these third parties to be Year 2000 compliant could result in a material adverse effect on the Company's business, operating results and financial position. The Company is making inquiries to certain of the key third party suppliers to assess their Year 2000 readiness, and expects that this process will be on-going through the end of 1999. However, there can be no assurance that the systems or subsystems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company.

    The Company expects that costs to address the Year 2000 issue, directly or indirectly, will total approximately $150,000, the majority of which was spent in the fiscal 1998 and 1999, with the remainder being spent during fiscal 2000. Costs include salary and related expenses, hardware and software costs, consulting and miscellaneous expenses. To date, the Company has incurred expenses of approximately $100,000 related to the assessment of and preliminary efforts in dealing with the Year 2000 issue.

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


    DEPENDENCE ON SUBCONTRACTORS; SOLE OR LIMITED SOURCES OF SUPPLY. The Company relies on subcontractors to manufacture many of the components or subassemblies used in its products. The Company's MTX, MAX and ATX systems contain several components, including environmental chambers, power supplies and certain ICs, which are currently supplied by only one or a limited number of suppliers. The DiePak products include an interconnect substrate which has primarily been supplied by Nitto Denko Corporation. Nitto Denko is currently manufacturing DiePak substrates, but it has notified the Company of its intention to stop manufacturing these substrates. The Company is currently qualifying an alternate supplier for the DiePak substrate. The Company's reliance on subcontractors and single source suppliers involves a number of significant risks, including the loss of control over the manufacturing process, the potential absence of adequate capacity and reduced control over delivery schedules, manufacturing yields, quality and costs. In the event that any significant subcontractor or single source supplier was to become unable or unwilling to continue to manufacture subassemblies, components or parts in required volumes, the Company would have to identify and qualify acceptable replacements. The process of qualifying subcontractors and suppliers could be lengthy, and no assurance can be given that any additional sources would be available to the Company on a timely basis. Any delay, interruption or termination of a supplier relationship could have a material adverse effect on the Company's business, financial condition and operating results.


    POSSIBLE VOLATILITY OF STOCK PRICE. The market price of the Company's Common Stock has been, and may continue to be, extremely volatile. The Company believes that factors such as announcements of developments related to the Company's business, fluctuations in the Company's operating results, failure to meet securities analysts' expectations, general conditions in the semiconductor and semiconductor equipment industries and the worldwide economy, announcement of technological innovations, new systems or product enhancements by the Company or its competitors, fluctuations in the level of cooperative development funding, acquisitions, changes in governmental regulations, developments in patents or other intellectual property rights and changes in the Company's relationships with customers and suppliers could cause the price of the Company's Common Stock to fluctuate substantially. In addition, in recent years the stock market in general, and the market for small capitalization and high technology stocks in particular, has experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of the Company's Common Stock.


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


Item 7a.  Quantitative and Qualitative Disclosures about Market Risks

    The Company considered the provisions of Financial Reporting Release No. 48 "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." The Company has no holdings of derivative financial or commodity instruments at May 31, 1999.

    The Company is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To somewhat reduce these risks, the Company invests excess cash in a managed portfolio of corporate and government bond instruments with maturities of 18 months or less. The Company does not use any financial instruments for speculative or trading purposes. The Company has long-term debt that carries fixed interest rates.
Fluctuations in interest rates would not have a material effect on the Company's financial position, results of operations and cash flows.

    A majority of the Company's revenue and capital spending is transacted in U.S. dollars. The Company, however, enters into transactions in other currencies, primarily Japanese yen. Substantially all sales to Japanese customers are denominated in Japanese Yen. Since the price is determined at the time a purchase order is accepted, the Company is exposed to the risks of fluctuations in the yen-dollar exchange rate during the lengthy period from purchase order to ultimate payment. This exchange rate risk is partially offset to the extent that the Company's Japanese subsidiary incurs yen-denominated expenses. To date, the Company has not invested in instruments designed to hedge currency risks. In addition, the Company's Japanese subsidiary typically carries debt or other obligations due to the Company that may be denominated in yen or dollars. Since the Japanese subsidiary's financial statements are based in yen and the Company's financial statements are based in dollars, the Japanese subsidiary and the Company recognize foreign exchange gain or loss in any period in which the value of the yen rises or falls in relation to the dollar. A 10% decrease in the value of the yen as compared with the dollar would potentially result in an additional net loss of approximately $350,000.


Item 8.   Financial Statements and Supplementary Data


                       AEHR TEST SYSTEMS AND SUBSIDIARIES

                         Index to Financial Statements


  Report of Independent Accountants ..................................     27

  Consolidated Balance Sheets at May 31, 1999 and 1998 ...............     28

  Consolidated Statements of Operations for the years
    ended May 31, 1999, 1998 and 1997 ................................     29

  Consolidated Statements of Shareholders' Equity for the years
    ended May 31, 1999, 1998 and 1997 ................................     30

  Consolidated Statements of Cash Flows for the years ended
    May 31, 1999, 1998 and 1997 ......................................     31

  Notes to Consolidated Financial Statements .........................     32

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Aehr Test Systems:


    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Aehr Test Systems at May 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP



San Jose, California
July 2, 1999, except Note 13 as to which the date is August 3, 1999

                       AEHR TEST SYSTEMS AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     May 31,
                                                            -------------------------
                                                               1999           1998
                                                            ----------     ----------
ASSETS

Current assets:
  Cash and cash equivalents ..........................         $ 5,336        $ 6,748
  Short-term investments .............................          14,847         16,579
  Accounts receivable, net of allowance for doubtful
    accounts of $125 and $260 at May 31, 1999 and
    1998, respectively ...............................           3,533          7,182
  Inventories ........................................           9,221         11,942
  Deferred income taxes...............................           1,543          1,157
  Prepaid expenses and other .........................             654            250
                                                            ----------     ----------
      Total current assets ...........................          35,134         43,858

Property and equipment, net ..........................           1,936          1,541
Long-term investments ................................           3,235            904
Other assets, net ....................................             882            802
                                                            ----------     ----------
      Total assets ...................................         $41,187        $47,105
                                                            ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term bank debt .............         $   152        $    86
  Accounts payable ...................................           1,005          2,084
  Accrued expenses ...................................           2,440          4,492
  Deferred revenue ...................................             521            311
                                                            ----------     ----------
      Total current liabilities ......................           4,118          6,973

Long-term bank debt, net of current portion ..........             391            113
Deferred lease commitment ............................              --             55
                                                            ----------     ----------
      Total liabilities ..............................           4,509          7,141
                                                            ----------     ----------
Commitments (Note 7).

Shareholders' equity:
  Preferred stock, $.01 par value:
    Authorized: 10,000 shares;
    Issued and outstanding: none
  Common stock, $.01 par value:
    Authorized: 75,000 shares;
    Issued and outstanding: 6,756 shares and 6,917
      shares at May 31, 1999 and 1998, respectively...              68             69
  Additional paid-in capital .........................          34,806         35,467
  Retained earnings (accumulated deficit).............             (55)         2,275
  Accumulated other comprehensive income .............           1,859          2,153
                                                            ----------     ----------
      Total shareholders' equity .....................          36,678         39,964
                                                            ----------     ----------
      Total liabilities and shareholders' equity .....         $41,187        $47,105
                                                            ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                       AEHR TEST SYSTEMS AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          Year Ended May 31,
                                                   --------------------------------
                                                       1999       1998       1997
                                                   ---------- ---------- ----------
Net sales.....................................        $18,146    $40,805    $42,020
Cost of sales.................................         12,201     24,359     25,715
                                                   ---------- ---------- ----------
Gross profit..................................          5,945     16,446     16,305
                                                   ---------- ---------- ----------
Operating expenses:
  Selling, general and administrative.........          6,892      8,618      8,878
  Research and development....................          4,918      4,529      4,536
  Research and development cost
    reimbursement--DARPA .....................         (1,233)      (900)      (793)
                                                   ---------- ---------- ----------
    Total operating expenses..................         10,577     12,247     12,621
                                                   ---------- ---------- ----------
Income (loss) from operations.................         (4,632)     4,199      3,684
Interest income (expense).....................          1,184        904       (577)
Other income (expense), net...................            441       (364)      (565)
                                                   ---------- ---------- ----------
Income (loss) before income taxes ............         (3,007)     4,739      2,542

Income tax expense (benefit)..................           (677)     2,334       (773)
                                                   ---------- ---------- ----------
Net income (loss).............................        $(2,330)    $2,405     $3,315
                                                   ---------- ---------- ----------
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments
    (expense) ................................           (233)        81        (25)
  Unrealized holding losses arising during
    period ...................................            (61)        --         --
                                                   ---------- ---------- ----------
Comprehensive income (loss) ..................        $(2,624)    $2,486     $3,290
                                                   ========== ========== ==========

Net income (loss) per share (basic)...........        $ (0.34)    $ 0.38     $ 0.77
Net income (loss) per share (diluted).........        $ (0.34)    $ 0.36     $ 0.74

Shares used in per share calculation
  Basic.......................................          6,854      6,327      4,297
  Diluted.....................................          6,854      6,761      4,500


  The accompanying notes are an integral part of these consolidated financial statements.

                                      AEHR TEST SYSTEMS AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                               (IN THOUSANDS)

                                                                      Retained
                                       Common Stock     Additional    Earnings  Unrealized Cumulative
                                     -----------------    Paid-in  (Accumulated Investment Translation
                                       Shares   Amount    Capital     Deficit)       Loss  Adjustment       Total
                                      -------  -------    -------      -------    -------     -------     -------
Balances, June 1, 1996..............    4,298      $43    $ 8,094      $(3,445)     $ --       $2,097     $ 6,789
  Repurchase of common stock........       (2)      --         (9)          --        --           --          (9)
  Net income........................       --       --         --        3,315        --           --       3,315
  Translation adjustment............       --       --         --           --        --          (25)        (25)
                                      -------  -------    -------      -------    -------     -------     -------
Balances, May 31, 1997..............    4,296       43      8,085         (130)       --        2,072      10,070
  Issuance of common stock in initial
    public offering, net of
    issuance costs of $1,068 .......    2,500       25     26,807           --        --           --      26,832
  Issuance of common stock
    under employee plans ...........      121        1        576           --        --           --         577
  Repurchase of common stock........       --       --         (1)          --        --           --          (1)
  Net income........................       --       --         --        2,405        --           --       2,405
  Translation adjustment............       --       --         --           --        --           81          81
                                      -------  -------    -------      -------    -------     -------     -------
Balances, May 31, 1998..............    6,917       69     35,467        2,275        --        2,153      39,964

  Issuance of common stock
    under employee plans ...........      123        2        481           --        --           --         483
  Repurchase of common stock........     (284)      (3)    (1,142)          --        --           --      (1,145)
  Net loss .........................       --       --         --       (2,330)       --           --      (2,330)
  Net unrealized loss on
    investments ....................       --       --         --           --       (61)          --         (61)
  Translation adjustment............       --       --         --           --        --         (233)       (233)
                                      -------  -------    -------      -------    -------     -------     -------
Balances, May 31, 1999                  6,756      $68    $34,806      $   (55)     $(61)      $1,920     $36,678
                                      =======  =======    =======      =======    =======     =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                      AEHR TEST SYSTEMS AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                           Year Ended May 31,
                                                   ---------------------------------
                                                      1999        1998        1997
                                                   ---------   ---------   ---------
Cash flows from operating activities:
  Net income (loss).............................     $(2,330)     $2,405      $3,315
  Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
    Provision for doubtful accounts.............        (136)        131          34
    Loss (gain) on disposition of
      property and equipment....................          (4)         11           9
    Depreciation and amortization...............         453         479         633
    Deferred income taxes.......................        (456)       (102)     (1,055)
    Changes in operating assets and liabilities:
      Accounts receivable.......................       3,820          36       2,608
      Inventories...............................       2,740      (1,627)     (2,854)
      Accounts payable..........................      (1,431)     (1,871)       (795)
      Accrued expenses and deferred revenue.....      (1,857)        143       1,180
      Deferred lease commitment.................         (55)       (165)       (167)
      Other current assets......................        (402)       (104)        118
                                                   ---------   ---------   ---------
        Net cash provided by (used in)
          operating activities..................         342        (664)      3,026
                                                   ---------   ---------   ---------
Cash flows from investing activities:
    (Increase) decrease in short-term
        investments.............................       1,732     (15,323)        188
    Increase in long-term investments...........      (2,392)       (904)         --
    Additions to property and equipment.........        (755)       (315)       (647)
    (Increase) decrease in other assets.........           9        (213)        246
                                                   ---------   ---------   ---------
        Net cash used in
          investing activities..................      (1,406)    (16,755)       (213)
                                                   ---------   ---------   ---------
Cash flows from financing activities:
    Decrease in notes payable--banks............          --      (4,535)     (1,784)
    Borrowings under long-term debt.............         453          96         141
    Long-term debt and capital lease
      principal payments........................        (147)       (111)       (488)
    Proceeds from issuance of common stock
      and exercise of stock options.............         483      27,409          --
    Repurchase of common stock..................      (1,145)         (1)         (9)
                                                   ---------   ---------   ---------
        Net cash provided by (used in)
          financing activities..................        (356)     22,858      (2,140)
                                                   ---------   ---------   ---------

Effect of exchange rates on cash................           8         133         (32)
                                                   ---------   ---------   ---------
        Net increase (decrease) in cash and
          cash equivalents......................      (1,412)      5,572         641

Cash and cash equivalents, beginning of period..       6,748       1,176         535
                                                   ---------   ---------   ---------
Cash and cash equivalents, end of period........      $5,336      $6,748      $1,176
                                                   =========   =========   =========

Supplemental cash flow information:
    Cash paid during the year for:
      Interest .................................         $17        $148        $522
      Income taxes .............................         152       2,281         155


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


CONSOLIDATION:

    The financial statements include the accounts of the Company, its wholly owned foreign sales corporation ("FSC") and both its wholly owned and majority owned foreign subsidiaries. Intercompany accounts and transactions have been eliminated. The Company's 25% interest in a Singapore company is accounted for under the equity method.


FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS:

    Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars from Japanese Yen and German Marks using the exchange rate in effect at the balance sheet date. Additionally, their revenues and expenses are translated using exchange rates approximating average rates prevailing during the fiscal year. Translation adjustments that arise from translating their financial statements from their local currencies to U.S. dollars are accumulated and reflected as a separate component of shareholders' equity and comprehensive income (loss).

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


CASH EQUIVALENTS AND INVESTMENTS:

    Cash equivalents consist of money market instruments, commercial paper and other highly liquid investments purchased with an original maturity of three months or less. All investments are classified as available-for-sale. Investments in available-for-sale securities are reported at fair value with unrealized gains and losses, net of tax, if any, included as a component of shareholders' equity.


CONCENTRATION OF CREDIT RISK:

    The Company sells its products primarily to semiconductor manufacturers in North America, the Far East, and Europe. As of May 31, 1999, approximately 48%, 18% and 34% of accounts receivable are from customers located in the United States, the Far East and Europe, respectively. As of May 31, 1998, approximately 46%, 35% and 19% of accounts receivable are from customers located in the United States, the Far East and Europe, respectively. Two customers accounted for 21% and 13% of accounts receivable at May 31, 1999, and three customers accounted for 34%, 16% and 14% of accounts receivable at May 31, 1998. Three customers accounted for 22%, 18% and 12% of net sales in fiscal 1999, respectively. Two customers accounted for 47% and 13% of net sales in fiscal 1998, respectively. One customer accounted for 56% of net sales in fiscal 1997. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses and such losses have been within management's expectations. The Company uses letter of credit terms for some of its international customers.

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

Leasehold improvements................................  life of the lease

Furniture and fixtures................................  2 to 15 years

Machinery and equipment...............................  4 to 11 years

Test equipment........................................  4 to 11 years


GOODWILL:

    Cost in excess of the fair value of net assets of acquired companies of $956,000 is being amortized on a straight-line basis over 24.5 years and is included in other assets, net of accumulated amortization of $538,000 and $490,000 at May 31, 1999 and 1998, respectively.


REVENUE RECOGNITION:

    Revenue is recognized upon shipment of product and a provision for the estimated future cost of warranty is recorded. Actual warranty costs incurred have not materially differed from those provided.


PRODUCT DEVELOPMENT COSTS AND CAPITALIZED SOFTWARE:

    Costs incurred in the research and development of new products or systems are charged to operations as incurred.

    Costs incurred in the development of software programs for the Company's products are charged to operations as incurred until technological feasibility of the software has been established. Generally, technological feasibility is established when the software module performs its primary functions described in its original specifications, contains features required for it to be usable in a production environment, is completely documented and the related hardware portion of the product is complete. After technological feasibility is established, any additional costs are capitalized. Capitalized costs are amortized over the estimated life of the related software product using the greater of the units of sales or straight-line methods over ten years. Capitalized cost, net of accumulated amortization, of approximately $57,000 was included in other assets at May 31, 1997. System software development costs were fully amortized at May 31, 1998, and no new systems software development costs were capitalized in fiscal 1999.

    During 1994, the Company entered into a cost-sharing research agreement with the Defense Advanced Research Projects Agency ("DARPA"), a U.S. government agency, under which DARPA will provide co-funding up to a maximum amount of $6.5 million during fiscal 1994 through December 1999 for the development of a new product that will allow for burn-in at the wafer level. Payments from DARPA will be received upon DARPA's approval of the achievement by the Company of milestones as outlined in the contract. The Company recognizes such reimbursements as a reduction to research and development expenses in an amount equal to actual reimbursable project costs incurred. At May 31, 1999 and May 31, 1998, no outstanding payments were due from DARPA.


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

    The Company's investments are composed primarily of government and corporate fixed income securities, certificates of deposit and commercial paper. While it is the Company's general intent to hold such securities until maturity, management will occasionally sell particular securities for cash flow purposes. Therefore, the Company's investments are classified as available-for-sale and are carried at fair value. Through May 31, 1999, no material losses had been experienced on such investments.

    Unrealized gains and losses, net of losses, net of tax, are computed on the basis of specific identification and are included in shareholders' equity. Realized gains, realized losses, and declines in value, judged to be other-than-temporary, are included in other income. The cost of securities sold is based on the specific identification method and interest earned is included in other income.


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


STOCK-BASED COMPENSATION:

    The Company accounts for its stock based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and presents disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation."


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

    In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                    Year Ended May 31,
                                             --------------------------------
                                                1999       1998       1997
                                             ---------- ---------- ----------
Numerator: Net income (loss) ...............   $(2,330)    $2,405     $3,315
                                             ---------- ---------- ----------
Denominator for basic income per share:
  Weighted-average shares outstanding ......     6,854      6,327      4,297
                                             ---------- ---------- ----------
Shares used in basic per share calculation..     6,854      6,327      4,297


Effect of dilutive securities:
    Employee stock options..................        --        434        203
                                             ---------- ---------- ----------
Denominator for diluted income (loss)
    per share...............................     6,854      6,761      4,500
                                             ---------- ---------- ----------

Basic income (loss) per share...............    $(0.34)     $0.38      $0.77
                                              =========  =========  =========
Diluted income (loss) per share.............    $(0.34)     $0.36      $0.74
                                              =========  =========  =========

    Stock options to purchase 122,000 shares of common stock were outstanding in fiscal 1999 on a weighted average basis, but were not included in the computation of diluted loss per share because the inclusion of such shares would be anti-dilutive.


RECENT ACCOUNTING PRONOUNCEMENTS:

    In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133, or SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities. SFAS No. 133 is effective for all fiscal quarters beginning after June 15, 2000. The Company does not expect SFAS No. 133 to have a significant effect on its financial condition or results of operations.


2. INVENTORIES:

     Inventories are comprised of the following (in thousands):

                                                   May 31,
                                         -------------------------
                                             1999         1998
                                         ------------ ------------
Raw materials and subassemblies.........      $4,931       $5,688
Work in process.........................       3,876        5,173
Finished goods..........................         414        1,081
                                         ------------ ------------
                                              $9,221      $11,942
                                         ============ ============

3. PROPERTY AND EQUIPMENT:

    Property and equipment comprise (in thousands):

                                                   May 31,
                                         -------------------------
                                             1999         1998
                                         ------------ ------------
Leasehold improvements..................        $441         $393
Furniture and fixtures..................       3,203        2,996
Machinery and equipment.................       3,163        2,569
Test equipment..........................       2,155        1,944
                                         ------------ ------------
                                               8,962        7,902
Less accumulated depreciation
  and amortization......................      (7,026)      (6,361)
                                         ------------ ------------
                                              $1,936       $1,541
                                         ============ ============


4. NOTES PAYABLE--BANKS:

    The Company's majority owned Japanese subsidiary has overdraft facilities with a bank up to a limit of $216,000 against which certain time deposits and accounts receivable are pledged as collateral for the facilities. At May 31, 1999 and 1998, the Company had no borrowing under these overdraft facilities.


5. LONG-TERM BANK DEBT:

    Long-term bank debt comprises (in thousands):

                                                                May 31,
                                                      ------------------------
                                                          1999         1998
                                                      ------------ -----------
Various notes payable to Japanese banks, denominated
  in Japanese Yen, bearing interest at 1.3% to 4.0%
  per annum. These notes are payable in monthly
  principal installments of $1,000 to $7,000 plus
  accrued interest, maturing through November 2003
  and are collateralized by certain time deposits
  and accounts receivable............................        $543        $199

Less current portion.................................        (152)        (86)
                                                      ------------ -----------
                                                             $391        $113
                                                      ============ ===========

    The long-term debt agreements contain certain cross-default covenants under which outstanding borrowings would become payable on demand if the Company were to be in default of any other debt agreement and any lender were to accelerate the other debt. The Company is not in violation of any covenants at May 31, 1999.

    Principal payments under long-term bank debt obligations for each of the next five fiscal years as of May 31, 1999 are as follows (in thousands):

   2000.................................        $152
   2001.................................         127
   2002.................................         125
   2003.................................          98
   2004.................................          41
                                         ------------
                                                $543
                                         ============

6. ACCRUED EXPENSES:

    Accrued expenses comprise (in thousands):

                                                   May 31,
                                         -------------------------
                                             1999         1998
                                         ------------ ------------
Payroll related.........................      $  804       $  866
Commissions and bonuses.................         300          903
Warranty................................         303          511
Deferred rent, current..................          55          166
Other...................................         978        2,046
                                         ------------ ------------
                                              $2,440       $4,492
                                         ============ ============


7. COMMITMENTS:

    The Company leases most of its manufacturing and office space under operating leases. The Company entered into a noncancelable operating lease agreement for its United States manufacturing and office facilities, which commenced in October 1991 and expires in December 1999. Under the lease agreement, the Company is responsible for payments of utilities, taxes and insurance.

    Minimum annual rentals payable under operating leases in each of the next five fiscal years and thereafter are as follows (in thousands):

2000....................................        $955
2001....................................         228
2002....................................         227
2003....................................         214
2004 and thereafter.....................          35

    Rent expense for the years ended May 31, 1999, 1998 and 1997 was approximately $1,029,000, $1,067,000 and $1,226,000, respectively.

    At May 31, 1999, the Company has a $67,000 certificate of deposit held by a financial institution representing a security deposit for its United States manufacturing office and facilities lease.

8. CAPITAL STOCK:

PREFERRED STOCK:

    The Board of Directors is authorized to determine the rights of the preferred shareholders.

STOCK OPTIONS:

    The Company has reserved 1,136,716 shares of common stock for issuance to employees and consultants under its two stock option plans. Both plans provide that qualified options be granted at an exercise price equal to the fair market value at the date of grant, as determined by the Board of Directors (85% of fair market value in the case of nonstatutory options and purchase rights and 110% of fair market value in certain circumstances). Options generally expire five years from date of grant. Most options become exercisable in increments over a four-year period from the date of grant. Options to purchase approximately 568,418 shares were exercisable at May 31, 1999.

    Activity under the Company's stock option plans was as follows (in thousands, except per share data):

                                                     Outstanding Options
                                          --------------------------------------
                                           Number
                               Available     of
                                Shares     Shares     Price per Share    Total
                               ---------  -------- -------------------- --------
Balances, June 1, 1996........        2       732   $3.25   --   $6.00   $2,819

  Additional shares reserved..      650         --          --               --
  Options granted.............      (70)       70   $4.25   --   $6.00      397
  Options terminated..........       43       (43)  $3.25   --   $6.00     (167)
  1986 Plan expiration........      (43)        --          --               --
                               ---------  --------                      --------
Balances, May 31, 1997........      582       759   $3.25   --   $6.00    3,049

  Options granted.............     (151)      151   $6.19   --  $17.00    1,429
  Options terminated..........       17       (17)  $3.25   --   $7.50      (85)
  Options exercised...........       --       (77)  $3.25   --   $6.00     (287)
  1986 Plan expiration........       (8)       --           --               --
                               ---------  --------                      --------
Balances, May 31, 1998........      440       816   $3.25   --  $17.00    4,106

  Options granted.............     (257)      257   $4.25   --   $6.63    1,488
  Options terminated..........      103      (103)  $3.25   --   $7.50     (462)
  Options exercised...........       --       (49)  $3.25   --   $4.00     (172)
  1986 Plan expiration........      (71)       --                            --
                               ---------  --------                      --------
Balances, May 31, 1999........      215       921   $3.25   --  $17.00   $4,960
                               =========  ========                      ========

    The following information concerning the Company's stock option and employee stock purchase plans is provided in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." The Company accounts for such plans in accordance with APB No. 25 and related Interpretations.

                                                 Year Ended May 31,
                                       ----------------------------------
                                          1999        1998        1997
                                       ----------  ----------  ----------
                                (amounts in thousands, except per share data)
Net income (loss) -- as reported....     $(2,330)     $2,405      $3,315
Net income (loss) -- pro forma......     $(2,783)     $2,240      $3,215
Net income (loss) per share -- as reported:
  Basic.............................      $(0.34)      $0.38       $0.77
  Diluted...........................      $(0.34)      $0.36       $0.74
Net income (loss) per share -- pro forma:
  Basic.............................      $(0.41)      $0.35       $0.75
  Diluted...........................      $(0.41)      $0.33       $0.71


    The above pro forma effects on income (loss) may not be representative of the effects on net income (loss) for future years as option grants typically vest over several years and additional options are generally granted each year.

    The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

                                                 Year Ended May 31,
                                       ----------------------------------
                                          1999        1998        1997
                                       ----------  ----------  ----------
Risk-free Interest Rates.............    4.40%       6.47%       6.47%
Expected Life........................  5 years     5 years     5 years
Volatility...........................     0.70        0.94        --
Dividend Yield.......................     --          --          --


    The pro forma weighted average expected life was calculated based on the exercise behavior. The pro forma weighted average fair value of those options granted in 1999 and 1998 was $5.73 and $9.37, respectively.

    The following table summarizes information with respect to stock options at May 31, 1999:

                            Options Outstanding              Options Exercisable
                     -----------------------------------  -----------------------
                                   Weighted
                        Number      Average    Weighted      Number     Weighted
                     Outstanding   Remaining   Average    Exercisable   Average
      Range of            at      Contractual  Exercise        at       Exercise
  Exercise Prices    May 31, 1999 Life (Years)  Price     May 31, 1999   Price
-------------------- ------------ ----------- ----------  ------------ ----------
      $3.2500             53,000        0.20    $3.2500        53,000    $3.2500
      $4.0000            364,184        1.52    $4.0000       329,817    $4.0000
      $4.2500             29,000        3.75    $4.2500        15,535    $4.2500
      $4.4000             70,000        1.46    $4.4000        63,958    $4.4000
      $5.3750            100,000        4.81    $5.3750         4,166    $5.3750
      $6.0000             48,500        2.80    $6.0000        26,319    $6.0000
      $6.1250             86,000        4.03    $6.1250        19,693    $6.1250
      $6.1875             13,750        3.90    $6.1875         3,720    $6.1875
      $6.6250             22,750        4.66    $6.6250         1,891    $6.6250
      $6.6880             38,250        3.55    $6.6880        13,417    $6.6880
      $6.7375             20,000        4.03    $6.7375         4,583    $6.7375
      $7.5000             27,000        3.05    $7.5000        12,932    $7.5000
      $8.2500              5,000        3.05    $8.2500         2,395    $8.2500
      $13.3130            20,000        3.44   $13.3130         7,500   $13.3130
      $17.0000            24,000        3.38   $17.0000         9,492   $17.0000
                     ------------                         ------------
  $3.2500 - 17.0000      921,434        2.50    $5.3828       568,418    $4.7043
                     ============                         ============

9.  EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK BONUS PLAN:

    The Company has a noncontributory, trusteed employee stock bonus plan for full-time employees who have completed three consecutive months of service and for part-time employees who have completed one year of service and have attained an age of 21. The Company can contribute either shares of the Company's stock or cash to the plan. The contribution is determined annually by the Company and cannot exceed 15% of the annual aggregate salaries of those employees eligible for participation in the plan. Individuals' account balances vest at a rate of 25% per year commencing upon completion of three years of service. Nonvested balances, which are forfeited, are allocated to the remaining employees in the plan. Contributions made to the plan during fiscal 1999, 1998 and 1997 were $60,000, $150,000 and $200,000, respectively.

401(K) PLAN:

    The Company maintains a 401(k) profit-sharing plan for its full-time employees who have completed three consecutive months of service and for part-time employees who have completed one year of service and have attained an age of 21. Each participant in the plan may elect to contribute from 1% to 20% of their annual salary to the plan, subject to certain limitations. The Company, at its discretion, may make an annual contribution to the plan. The Company did not make any contributions to the plan during fiscal 1999, 1998 and 1997.


EMPLOYEE STOCK PURCHASE PLAN:

    The Company's Board of Directors adopted the 1997 Employee Stock Purchase Plan in June 1997. A total of 300,000 shares of Common Stock have been reserved for issuance under the plan. The plan has consecutive, overlapping, twenty-four month offering periods. The offering periods generally begin on the first trading day on or after April 1 and October 1 each year, except that the first such offering period commences with the effectiveness of the Company's initial public offering and ends on the last trading day on or before March 31, 1999. Shares are purchased through employee payroll deductions at exercise prices equal to 85% of the lesser of the fair market value of the Company's Common Stock at either the first day of an offering period or the last day of such offering period. If a participant's rights to purchase stock under all employee stock purchase plans of the Company accrue at a rate which exceeds $25,000 worth of stock for a calendar year, such participant may not be granted an option to purchase stock under the 1997 Employee Stock Purchase Plan. To date, 68,713 shares have been issued under the plan.


10.  INCOME TAXES:

    Domestic and foreign components of pretax income (loss) are as follows (in thousands):

                                            Year Ended May 31,
                                   --------------------------------------
                                        1999         1998         1997
                                   ------------ ------------ ------------
Domestic..........................     $(1,865)      $6,526       $3,672
Foreign...........................      (1,142)      (1,787)      (1,130)
                                   ------------ ------------ ------------
                                       $(3,007)      $4,739       $2,542
                                   ============ ============ ============


    The provision (benefit) for income taxes consists of the following (in thousands):

                                            Year Ended May 31,
                                   --------------------------------------
                                       1999          1998         1997
                                   ------------ ------------ ------------
Federal income taxes:
  Current.........................       $(294)      $2,182        $ 150
  Deferred........................        (263)        (124)        (910)
State income taxes:
  Current.........................          33          266           15
  Deferred........................        (193)          22         (145)
Foreign income taxes:
  Current.........................          40          (12)         117
  Deferred........................          --           --           --
                                   ------------ ------------ ------------
                                         $(677)      $2,334        $(773)
                                   ============ ============ ============

    The components of the net deferred tax asset (liability) are as follows (in thousands):

                                                           May 31,
                                                -------------------------
                                                    1999          1998
                                                ------------ ------------
Noncurrent assets:
  Net operating losses.....................          $2,285       $1,783
  Credit carryforwards.....................             126           --
  Depreciation and amortization............            (114)        (103)
                                                ------------ ------------
                                                      2,297        1,680
Less valuation allowance...................          (2,227)      (1,680)
                                                ------------ ------------
                                                         70           --
                                                ------------ ------------
Current assets:
  Inventory and other revenues.............           1,585        1,201
  Accrued liabilities......................             851          913
                                                ------------ ------------
                                                      2,436        2,114
Less valuation allowance...................            (893)        (957)
                                                ------------ ------------
                                                      1,543        1,157
                                                ------------ ------------
Net deferred tax asset.....................          $1,613       $1,157
                                                ============ ============

    The Company's effective tax rate differs from the U.S. federal statutory tax rate, as follows:

                                            Year Ended May 31,
                                   --------------------------------------
                                       1999          1998         1997
                                   ------------ ------------ ------------
Maximum statutory rate..                (34.0)%       34.0%        34.0%
Net operating loss utilized.......         --           --        (34.0)
Foreign taxes.....................        0.3           --          4.6
State taxes, net of federal tax
  effect..........................       (4.6)         6.9          0.6
Other.............................        2.8         (0.7)         5.9
Foreign earnings not currently
  benefitted .....................       13.0          7.2           --
Foreign Sales Corporation                  --         (4.7)          --
Change in valuation allowances....         --          6.6        (41.5)
                                   ------------ ------------ ------------
Effective tax rate................      (22.5)%       49.3%       (30.4)%
                                   ============ ============ ============

    Foreign net operating loss carryforwards of approximately $4.8 million are available to reduce future foreign taxable income and expire in 2003 if not utilized. A valuation allowance has been provided for the deferred tax assets of the Japanese subsidiary as management does not believe it is more likely than not the tax assets will be realized, due to the subsidiary's cumulative losses.

11.  OTHER INCOME (EXPENSE), NET:

    Other income (expense), net comprises the following (in thousands):

                                            Year Ended May 31,
                                   --------------------------------------
                                       1999         1998         1997
                                   ------------ ------------ ------------
Foreign exchange gain (loss)......        $339        $(385)       $(393)
Other, net........................         102           21         (172)
                                   ------------ ------------ ------------
                                          $441        $(364)       $(565)
                                   ============ ============ ============


12.  SEGMENT INFORMATION:

FOREIGN OPERATIONS:

    The Company develops, manufactures and sells systems to semiconductor manufacturers and operates in one operating segment. The following presents information about the Company's operations in different geographic areas (in thousands):

                                    United                        Adjust-
                                    States     Asia     Europe     ments     Total
                                   --------- --------- --------- --------- ---------
1997:
  Net sales......................   $35,404    $8,718    $3,986   $(6,088)  $42,020
  Portion of U.S. net sales
    from export sales............    27,102       --        --        --     27,102
  Income (loss) from operations..     3,972      (668)      (32)      412     3,684
  Identifiable assets............    22,983     5,093       910    (4,597)   24,389
  Long-lived assets..............       933       661        97       --      1,691

1998:
  Net sales......................   $37,748    $3,703    $2,926   $(3,572)  $40,805
  Portion of U.S. net sales
    from export sales............    25,724       --        --        --     25,724
  Income (loss) from operations..     5,511    (1,206)      (53)      (53)    4,199
  Identifiable assets............    50,396     2,173     1,500    (6,964)   47,105
  Long-lived assets..............       976       496        69       --      1,541

1999:
  Net sales......................   $15,233    $2,185    $3,059   $(2,331)  $18,146
  Portion of U.S. net sales
    from export sales............     9,531       --        --        --      9,531
  Income (loss) from operations..    (3,213)   (1,484)       90       (25)   (4,632)
  Identifiable assets............    45,582     1,995     1,732    (8,122)   41,187
  Long-lived assets..............     1,340       499        97       --      1,936


    The Company's foreign operations are primarily those of its Japanese and German subsidiaries. Substantially all of the sales of the subsidiaries are made to unaffiliated Japanese or European customers. Net sales and income
(loss) from operations from outside the United States include the operating results of Aehr Test Systems Japan K.K. and Aehr Test Systems GmbH. Adjustments consist of intercompany eliminations. Identifiable assets are all assets identified with operations in each geographic area.


13. SUBSEQUENT EVENT:

On August 3, 1999 the Company entered into a lease agreement related to the relocation of its headquarters from Mountain View, California to a 51,289 square foot facility in Fremont, California after the current lease expires in December 1999. The operating lease is for an initial period of ten years and minimum payments due under the lease total approximately $7,436,000.

Quarterly Results (unaudited)

        The following table (presented in thousands, except per share data) sets forth selected statements of operations data for each of the four quarters of the fiscal years ended May 31, 1999 and May 31, 1998. The unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in the Company's opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                 Three Months Ended
                                   ------------------------------------------
                                   Aug. 31,   Nov. 30,   Feb. 28,    May 31,
                                     1997       1997       1998       1998
                                   ---------  ---------  ---------  ---------
Net sales.........................  $11,665    $11,748    $11,567     $5,825
Gross profit......................    4,604      4,582      4,660      2,600
Net income........................  $   614    $   908    $   831     $   52
Net income per share (basic)......  $  0.13    $  0.13    $  0.12     $ 0.01
Net income per share (diluted)....  $  0.12    $  0.12    $  0.12     $ 0.01


                                                 Three Months Ended
                                   ------------------------------------------
                                   Aug. 31,   Nov. 30,   Feb. 28,    May 31,
                                     1998       1998       1999       1999
                                   ---------  ---------  ---------  ---------
Net sales.........................   $5,430     $5,186    $ 4,414    $ 3,116
Gross profit......................    2,144      1,531      1,294        976
Net loss..........................   $ (359)    $ (492)   $  (707)   $  (772)
Net loss per share (basic)........   $(0.05)    $(0.07)   $ (0.10)   $ (0.11)
Net loss per share (diluted)......   $(0.05)    $(0.07)   $ (0.10)   $ (0.11)



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


                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this Report:

1.  Financial Statements

  Report of Independent Accountants

  Consolidated Balance Sheets at May 31, 1999 and 1998

  Consolidated Statements of Operations for the years ended May 31, 1999,
    1998 and 1997

  Consolidated Statements of Shareholders' Equity for the years ended May 31,
    1999, 1998 and 1997

  Consolidated Statements of Cash Flows for the years ended May 31, 1999,
    1998 and 1997


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

Report of Independent Accountants on Financial Statement Schedule
-----------------------------------------------------------------

To the Board of Directors and Shareholders
Aehr Test Systems
Mountain View, California


    Our report on the consolidated financial statements of Aehr Test Systems is included on page 27 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed on Item 14 of this Form 10-K.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



PricewaterhouseCoopers LLP



San Jose, California
July 2, 1999

                                                               SCHEDULE II

                       AEHR TEST SYSTEMS AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                       Additions
                           Balance at  Charged to               Balance
                           beginning   costs and                 at end
                            of year     expenses   Deductions   of year
                           ----------  ----------  ----------  ----------
Allowance for doubtful
   accounts receivable:

     May 31, 1999               $260         $22        $157        $125
                           ==========  ==========  ==========  ==========

     May 31, 1998               $270        $131        $141        $260
                           ==========  ==========  ==========  ==========

     May 31, 1997               $241         $29       $  --        $270
                           ==========  ==========  ==========  ==========




(b) Reports on Form 8-K.

     None

3.  Exhibits

The following exhibits are filed as part of or incorporated by reference into this Report:

Exhibit
  No.                              Description
-------  ---------------------------------------------------------------

  3.1+   Restated Articles of Incorporation of Registrant.
  3.2+   Bylaws of Registrant.
  4.1++  Form of Common Stock certificate.
 10.1+   Amended 1986 Incentive Stock Plan and form of agreement thereunder.
 10.2++ 1996 Stock Option Plan (as amended and restated) and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder.
 10.3++ 1997 Employee Stock Purchase Plan and form of subscription agreement thereunder.
 10.4++ Form of Indemnification Agreement entered into between Registrant and its directors and executive officers.
 10.5+ Capital Stock Purchase Agreement dated September 11, 1979 between Registrant and certain holders of Common Stock.
 10.6+ Capital Stock Investment Agreement dated April 12, 1984 between Registrant and certain holders of Common Stock.
 10.7+ Amendment dated September 17, 1985 to Capital Stock Purchase Agreement dated April 12, 1984 between Registrant and certain holders of Common Stock.
 10.8+ Amendment dated February 26, 1990 to Capital Stock Purchase Agreement dated April 12, 1984 between Registrant and certain holders of Common Stock.
 10.9+ Stock Purchase Agreement dated September 18, 1985 between Registrant and certain holders of Common Stock.
 10.10+ Common Stock Purchase Agreement dated February 26, 1990 between Registrant and certain holders of Common Stock.
 10.11+ Lease dated May 14, 1991 for facilities located at 1667 Plymouth Street, Mountain View, California.
 10.12   Lease dated August 3, 1999 for facilities located at Building C,
         400 Kato Terrace, Fremont, California.
 11.1++  Computations of Net Income (Loss) Per Share.
 21.1+   Subsidiaries of the Company.
 23.1    Consent of Independent Accountants.
 24.1    Power of Attorney (see page 48).
 27.1    Financial Data Schedule.

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

Dated:  August 26, 1999
                                AEHR TEST SYSTEMS

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

        Signature                          Title                     Date
--------------------------  -----------------------------------  -------------
/s/ RHEA J. POSEDEL         President, Chief Executive           August 26, 1999
---------------------------   Officer and Chairman of
    Rhea J. Posedel           the Board of Directors
                              (Principal Executive Officer)

/s/ GARY L. LARSON          Vice President of Finance            August 26, 1999
---------------------------   and Chief Financial Officer
    Gary L. Larson            (Principal Financial and
                              Accounting Officer)

/s/ WILLIAM W. R. ELDER     Director                             August 26, 1999
---------------------------
    William W. R. Elder

/s/ MARIO M. ROSATI         Director
---------------------------                                      August 26, 1999
    Mario M. Rosati

/s/ DAVID TORRESDAL         Director
---------------------------
    David Torresdal                                              August 26, 1999

/s/ MUKESH PATEL            Director
---------------------------
    Mukesh Patel                                                 August 26, 1999