Form 10-Q
period 1999-08-31
AEHR TEST SYSTEMS
filed 1999-10-14
CIK 1040470

FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 1999.

                                        OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to __________.

                          Commission file number: 333-28987.

                                AEHR TEST SYSTEMS
              (Exact name of Registrant as specified in its charter)

             CALIFORNIA                                   94-2424084
--------------------------------------   ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

       1667 PLYMOUTH STREET
          MOUNTAIN VIEW, CA                             94043
--------------------------------------   ------------------------------------
     (Address of principal                             (Zip Code)
     executive offices)
                                   (650) 691-9400
------------------------------------------------------------------------------
                 (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                    (Item 1)      YES  X       NO
                                      ---         ---

                    (Item 2)      YES  X       NO
                                      ---         ---
     Number of shares of Common Stock, $0.01 par value, outstanding at August 31, 1999 was 6,779,368.

                                      FORM 10-Q

                       FOR THE QUARTER ENDED AUGUST 31, 1999

                                        INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
               August 31, 1999 and May 31, 1999 . . . . . . . . . . . .   3

          Condensed Consolidated Statements of Operations for the three
               months ended August 31, 1999 and 1998. . . . . . . . . .   4

          Condensed Consolidated Statements of Cash Flows for the
               three months ended August 31, 1999 and 1998. . . . . . .   5

          Notes to Condensed Consolidated Financial Statements. . . . .   6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations. . . . . . . . . . . . . . . .   8

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risks. .  16

PART II. OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds  . . . . . . . . . .  17

ITEM 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .  17

SIGNATURE PAGE  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

                            PART I.  FINANCIAL STATEMENTS

                                   AEHR TEST SYSTEMS
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except per share data)

                                                  August 31,    May 31,
                                                     1999        1999
                                                 (unaudited)
                                                 -----------  -----------
                        ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . .   $ 3,541     $ 5,336
  Short-term investments. . . . . . . . . . . . .    16,998      14,847
  Accounts receivable . . . . . . . . . . . . . .     3,993       3,533
  Inventories . . . . . . . . . . . . . . . . . .     9,488       9,221
  Prepaid expenses and other. . . . . . . . . . .     2,668       2,197
                                                 -----------  -----------
    Total current assets  . . . . . . . . . . . .    36,688      35,134
Property and equipment, net . . . . . . . . . . .     1,835       1,936
Long-term investments . . . . . . . . . . . . . .     1,459       3,235
Other assets, net . . . . . . . . . . . . . . . .     1,149         882
                                                 -----------  -----------
    Total assets  . . . . . . . . . . . . . . . .   $41,131     $41,187
                                                 ===========  ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term bank debt. . . . .   $   155     $   152
  Accounts payable. . . . . . . . . . . . . . . .     2,566       1,005
  Accrued expenses. . . . . . . . . . . . . . . .     2,017       2,440
  Deferred revenue. . . . . . . . . . . . . . . .       300         521
                                                 -----------  -----------
    Total current liabilities . . . . . . . . . .     5,038       4,118

Long-term bank debt, net of current portion . . .       397         391
                                                 -----------  -----------
    Total liabilities . . . . . . . . . . . . . .     5,435       4,509
                                                 -----------  -----------
Shareholders' equity:
  Common stock, $.01 par value:
    Issued and outstanding: 6,779 shares and
    6,756 shares at August 31, 1999 and
    May 31, 1999, respectively  . . . . . . . . .        68          68
  Additional paid-in capital  . . . . . . . . . .    34,880      34,806
  Retained earnings   . . . . . . . . . . . . . .      (823)        (55)
  Accumulated other comprehensive income  . . . .     1,571       1,859
                                                 -----------  -----------
    Total shareholders' equity  . . . . . . . . .    35,696      36,678
                                                 -----------  -----------
    Total liabilities and shareholders' equity. .   $41,131     $41,187
                                                 ===========  ===========

                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                                      AEHR TEST SYSTEMS
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (in thousands, except per share data)
                                         (Unaudited)

                                                 Three Months Ended
                                                     August 31,
                                               -----------------------
                                                  1999         1998
                                               ----------  ----------
Net sales. . . . . . . . . . . . . . . . . . .  $  4,356    $  5,430
Cost of sales. . . . . . . . . . . . . . . . .     3,207       3,286
                                               ----------  ----------
Gross profit . . . . . . . . . . . . . . . . .     1,149       2,144
                                               ----------  ----------
Operating expenses:
  Selling, general and administrative. . . . .     1,835       1,822
  Research and development . . . . . . . . . .     1,320       1,189
  Research and development cost
    reimbursement - DARPA. . . . . . . . . . .      (248)       (250)
                                               ----------  ----------
      Total operating expenses . . . . . . . .     2,907       2,761
                                               ----------  ----------
Loss from operations . . . . . . . . . . . . .    (1,758)       (617)
Interest income. . . . . . . . . . . . . . . .       276         315
Interest expense . . . . . . . . . . . . . . .        (3)         (3)
Other income (expense), net  . . . . . . . . .       341         (54)
                                               ----------  ----------
Loss before income taxes . . . . . . . . . . .    (1,144)       (359)
Income tax benefit . . . . . . . . . . . . . .      (376)         --
                                               ----------  ----------
Net loss . . . . . . . . . . . . . . . . . . .  $   (768)   $   (359)
                                               ----------  ----------
Other comprehensive income (loss), net of tax:
  Foreign currency translation
    adjustments (expense). . . . . . . . . . .      (280)         15
  Unrealized holding gains (losses) arising
    during period. . . . . . . . . . . . . . .        (8)          6
                                               ----------  ----------
Comprehensive loss . . . . . . . . . . . . . .  $ (1,056)   $   (338)
                                               ==========  ==========

Net income (loss) per share (basic). . . . . .  $  (0.11)   $  (0.05)
Net income (loss) per share (diluted). . . . .  $  (0.11)   $  (0.05)

Shares used in per share calculation:
  Basic. . . . . . . . . . . . . . . . . . . .     6,771       6,920
  Diluted. . . . . . . . . . . . . . . . . . .     6,771       6,920


                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                                AEHR TEST SYSTEMS
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                              Three Months Ended
                                                                   August 31,
                                                            ----------------------
                                                               1999        1998
                                                            ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss  . . . . . . . . . . . . . . . . . . . . . . .       $  (768)    $  (359)
Adjustments to reconcile net loss to net cash
      used in operating activities:
   Provision for doubtful accounts. . . . . . . . . . .           (17)       (126)
   Gain on disposition of property and equipment. . . .            --          (3)
   Depreciation and amortization. . . . . . . . . . . .           255         112
   Deferred income taxes. . . . . . . . . . . . . . . .            38         (14)
   Changes in operating assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . . .          (373)      1,707
      Inventories . . . . . . . . . . . . . . . . . . .          (182)         83
      Accounts payable. . . . . . . . . . . . . . . . .         1,117          60
      Accrued expenses and deferred revenue . . . . . .          (660)     (1,350)
      Deferred lease commitment . . . . . . . . . . . .            --         (41)
      Other assets and liabilities. . . . . . . . . . .          (503)       (100)
                                                            ----------  ----------
       Net cash used in operating activities  . . . . .        (1,093)        (31)
                                                            ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale (purchase) of short-term investments . . . . . . .        (2,151)        304
Sale (purchase) of long-term investments  . . . . . . .         1,768        (224)
Acquisition of property and equipment . . . . . . . . .          (124)       (123)
Decrease (increase) in other assets . . . . . . . . . .          (258)        150
                                                            ----------  ----------
       Net cash provided by (used in) investing
           activities . . . . . . . . . . . . . . . . .          (765)        107
                                                            ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under long-term debt . . . . . . . . . . . .            --          50
Long-term debt and capital lease principal payments . .           (47)        (32)
Proceeds from issuance of common stock and
  exercise of stock options . . . . . . . . . . . . . .            74          25
                                                            ----------  ----------
       Net cash provided by financing
           activities . . . . . . . . . . . . . . . . .            27          43
                                                            ----------  ----------
Effect of exchange rates on cash. . . . . . . . . . . .            36          18
                                                            ----------  ----------
       Net increase (decrease) in cash and cash
           equivalents. . . . . . . . . . . . . . . . .        (1,795)        137

Cash and cash equivalents, beginning of period. . . . .         5,336       6,748
                                                            ----------  ----------
Cash and cash equivalents, end of period. . . . . . . .       $ 3,541     $ 6,885
                                                            ==========  ==========

                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                                AEHR TEST SYSTEMS
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED AUGUST 31, 1999
                                  (UNAUDITED)

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

        UNAUDITED INTERIM FINANCIAL DATA. In the opinion of management, the unaudited consolidated financial statements for the interim periods presented reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the consolidated financial position and results of operations as of and for such periods indicated. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1999. Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

2.  EARNINGS PER SHARE

        EARNINGS PER SHARE. Earnings per share is computed based on the weighted average number of common and common equivalent shares (common stock options and warrants) outstanding, when diluted, during each period using the treasury stock method.

                                       Three Months Ended
                                           August 31,
                                     ---------------------
                                        1999       1998
                                     ---------- ----------
                          (in thousands, except per share amounts)
                                          (unaudited)
Basic EPS:

Net loss . . . . . . . . . . . . . .    $ (768)    $ (359)
                                     ========== ==========
Denominator: Weighted average common
  shares outstanding . . . . . . . .     6,771      6,920
                                     ========== ==========

Net loss per share (basic) . . . . .    $(0.11)    $(0.05)
                                     ========== ==========

Diluted EPS:

Denominator: Weighted average common
  shares outstanding . . . . . . . .     6,771      6,920
Options  . . . . . . . . . . . . . .        --         --
                                     ---------- ----------
Total Shares . . . . . . . . . . . .     6,771      6,920
                                     ========== ==========

Net loss per share (diluted) . . . .    $(0.11)    $(0.05)
                                     ========== ==========

3.  INVENTORIES

Inventories are comprised of the following (in thousands):

                                      August 31,     May 31,
                                         1999         1999
                                     (unaudited)
                                     -----------  -----------

Raw materials and sub-assemblies        $ 4,837     $ 4,931
Work in process                           4,189       3,876
Finished goods                              462         414
                                     -----------  -----------
                                        $ 9,488     $ 9,221
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

                                             Three Months Ended
                                                 August 31,
                                           ---------------------
                                              1999       1998
                                           ---------- ----------
Net sales. . . . . . . . . . . . . . . . .     100.0 %    100.0 %
Cost of sales. . . . . . . . . . . . . . .      73.6       60.5
                                           ---------- ----------
Gross profit . . . . . . . . . . . . . . .      26.4       39.5
                                           ---------- ----------
Operating expenses:
  Selling, general and administrative. . .      42.1       33.6
  Research and development . . . . . . . .      30.3       21.9
  Research and development cost
     reimbursement - DARPA . . . . . . . .      (5.7)      (4.6)
                                           ---------- ----------
          Total operating expenses . . . .      66.7       50.9
                                           ---------- ----------
Loss from operations . . . . . . . . . . .     (40.3)     (11.4)
Interest income. . . . . . . . . . . . . .       6.3        5.8
Interest expense . . . . . . . . . . . . .        --         --
Other income (expense), net  . . . . . . .       7.8       (1.0)
                                           ---------- ----------
Loss before income taxes . . . . . . . . .     (26.2)      (6.6)
Income tax benefit . . . . . . . . . . . .      (8.6)        --
                                           ---------- ----------
Net loss . . . . . . . . . . . . . . . . .     (17.6)%     (6.6)%
                                           ========== ==========

THREE MONTHS ENDED AUGUST 31, 1999 COMPARED TO THREE MONTHS ENDED AUGUST 31,
1998

    NET SALES. Net sales consist primarily of sales of systems, die carriers, test fixtures, upgrades and spare parts and revenues from service contracts. The Company recognizes revenue upon shipment of product. Net sales decreased to $4.4 million in the three months ended August 31, 1999 from $5.4 million in the three months ended August 31, 1998, a decrease of 19.8%. The decrease in net sales resulted primarily from reduced shipments of dynamic burn-in products. The Company anticipates that net sales in the second quarter of fiscal 2000 will increase compared with the second quarter of fiscal 1999.

    GROSS PROFIT. Gross profit consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test
                                       8
costs, and overhead from operations. Gross profit decreased to $1.1 million in the three months ended August 31, 1999 from $2.1 million in the three months ended August 31, 1998, a decrease of 46.4%. The decrease in gross profit was primarily due to the decrease in net sales and lower gross profit margin. Gross profit margin decreased to 26.4% in the three months ended August 31, 1999 from 39.5% in the three months ended August 31, 1998. The decrease in gross profit margin was primarily the result of competitive pricing pressures on MTX products and of the lower volume of net sales. The Company anticipates that gross profit margin in the second quarter of fiscal 2000 will decrease compared with the second quarter of fiscal 1999.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related costs of employees, customer support costs, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses were unchanged at $1.8 million in the three months ended August 31, 1999 and in the three months ended August 31, 1998. As a percentage of net sales, SG&A expenses increased to 42.1% in the three months ended August 31, 1999 from 33.6% in the three months ended August 31, 1998, reflecting lower net sales. The Company anticipates that SG&A expenses in the second quarter of fiscal 2000 will increase compared with the first quarter of fiscal 2000.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses increased to $1.3 million in the three months ended August 31, 1999 from $1.2 million in the three months ended August 31, 1998, an increase of 11.0%. The increase in R&D expenses was primarily due to an increase in engineering project material expenses. As a percentage of net sales, R&D expenses increased to 30.3% in the three months ended August 31, 1999 from 21.9% in the three months ended August 31, 1998, primarily reflecting lower net sales. The Company anticipates that R&D expenses in the second quarter of fiscal 2000 will increase compared with the first quarter of fiscal 2000.

    RESEARCH AND DEVELOPMENT COST REIMBURSEMENT - DARPA. Research and development cost reimbursement - DARPA ("R&D - DARPA") is a credit representing reimbursements by Defense Advanced Research Projects Agency ("DARPA"), a U.S. government agency, of costs incurred in the Company's wafer-level burn-in development project. R&D - DARPA decreased to $248,000 in the three months ended August 31, 1999 from $250,000 in the three months ended August 31, 1998, a decrease of 0.8%. Payments by DARPA depend on satisfaction of development milestones, and the level of payments may vary significantly from quarter to quarter. As of August 31, 1999, there were no outstanding payments due from DARPA.

    INTEREST INCOME. Interest income decreased to $276,000 in the three months ended August 31, 1999 from $315,000 in the three months ended August 31, 1998, a decrease of 12.4%. The decrease in interest income was related to a lower level of cash and investments and a lower rate of return on investments.

    INTEREST EXPENSE. Interest expense was unchanged at $3,000 in the three months ended August 31, 1999 and August 31, 1998, respectively.

    OTHER INCOME (EXPENSE), NET. Other income, net was $341,000 in the three months ended August 31, 1999, compared with other expense, net of $54,000 in the three months ended August 31, 1998. The increase in other income, net in the three months ended August 31, 1999 compared with other expense, net in the three months ended August 31, 1998 was primarily due to an increase in currency exchange gains recorded by the Company and its subsidiaries.

    INCOME TAX BENEFIT. Income tax benefit was $376,000 in the three months ended August 31, 1999, compared with nil in the three months ended August 31, 1998. The income tax benefit in the three months ended August 31, 1999 was primarily due to the tax benefit recorded as a result of losses incurred in the Company's U.S. operations. Such tax benefit will be carried back to previous fiscal years in which the Company paid taxes when its U.S. operations were profitable. The Company's Japanese subsidiary experienced significant cumulative losses since fiscal 1993, and thus generated certain net operating losses available to offset future taxes payable in Japan. As a result of the subsidiary's cumulative operating losses, a valuation allowance has been established for the full amount of the subsidiary's net deferred tax assets. The income tax rate did not approximate the statutory tax rates of the jurisdictions in which the Company operates because no tax benefit is being recorded for losses in the Company's Japanese subsidiary.


LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary source of liquidity has been the cash flow generated from the Company's August 1997 initial public offering, resulting in net proceeds to the Company of approximately $26.8 million. As of August 31, 1999, the Company had $20.5 million in cash and short-term investments.

    Net cash used in operating activities was approximately $1.1 million and $31,000 for the three months ended August 31, 1999 and August 31, 1998, respectively. For the three months ended August 31, 1999, net cash used in operating activities was due primarily to the net loss of $768,000 and a decrease in accrued expenses and deferred revenue of $660,000, partially offset by an increase in accounts payable of $1.1 million. For the three months ended August 31, 1998, net cash used in operating activities was due primarily to a decrease in accrued expenses and deferred revenue of $1.4 million and the net loss of $359,000, partially offset by a decrease in accounts receivable of $1.7 million.

    Net cash used in investing activities was approximately $765,000 for the three months ended August 31, 1999, and net cash provided by investing activities was $107,000 for the three months ended August 31, 1998. The cash used in investing activities during the three months ended August 31, 1999 was primarily due to the timing of short and long-term investments maturing and being reinvested during the period.

    Financing activities provided cash of approximately $27,000 in the three months ended August 31, 1999 and $43,000 in the three months ended August 31, 1998. The cash provided by financing activities during the three months ended August 31, 1999 was primarily due to the proceeds from issuance of common stock and exercise of stock options, partially offset by the long-term debt principal payments. The cash provided by financing activities during the three months ended August 31, 1998 was primarily due to the borrowings under long-term debt and the proceeds from issuance of common stock and exercise of stock options, partially offset by the long-term debt principal payments.

    As of August 31, 1999, the Company had working capital of $31.7 million, compared with $31.0 million as of May 31, 1999. Working capital consists of cash and cash equivalents, short-term cash deposits, accounts receivable, inventory and other current assets, less current liabilities. The increase in working capital was primarily due to increases in short-term investments, other current assets and accounts receivable, partially offset by a decrease in cash and cash equivalents and an increase in accounts payable.

    The Company announced in August 1998 that its board of directors had authorized the repurchase of up to 1,000,000 shares of its outstanding common shares. The Company may repurchase the shares in the open market or in privately negotiated transactions, from time to time, subject to market conditions. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase program may be interrupted or discontinued at any time. Any such repurchase of shares, if consummated, may use a portion of the Company's working capital. Through August 31, 1999, the Company has repurchased 283,500 shares at an average price of $4.03.

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


FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

    This report on Form 10-Q contains forward-looking statements within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended. The Company's future results of operations could vary significantly from the results anticipated by such forward-looking statements as a result of various factors, including those set forth as follows and elsewhere in this quarterly report on Form 10-Q.

    FLUCTUATIONS IN OPERATING RESULTS. The Company has experienced and expects to continue to experience significant fluctuations in its quarterly and annual operating results. The Company's future operating results will depend upon a variety of factors, including the timing of significant orders, the mix of products sold, changes in pricing by the Company, its competitors, customers or suppliers, market acceptance of new products and enhanced versions of the Company's products, capital spending patterns by customers, the Company's ability to produce systems and products in volume and meet customer requirements. The Company's gross margins have varied and will continue to vary based on a variety of factors, including the mix of products sold, sales volume, and the amount of products sold under volume purchase arrangements, which tend to have lower selling prices. Accordingly, past performance may not be indicative of future performance.

    DEPENDENCE ON TIMING AND SIZE OF SALES ORDERS AND SHIPMENT. The Company derives a substantial portion of its revenues from the sale of a relatively small number of systems which typically range in selling price from approximately $100,000 to $1.0 million. As a result, the loss or deferral of a limited number of system sales could have a material adverse effect on the Company's net sales and operating results in a particular period. A delay or reduction in shipments near the end of a particular quarter, due, for example, to unanticipated shipment reschedulings, cancellations or deferrals by customers, customer credit issues, unexpected manufacturing difficulties experienced by the Company, or delays in deliveries by suppliers, could cause net sales in a particular quarter to fall significantly below the Company's expectations. Requested shipment delays by certain customers negatively impacted the Company's net sales in fiscal 1999.

    RECENT OPERATING LOSSES. The Company incurred an operating loss of $4.6 million in fiscal 1999. The Company also incurred operating losses of $2.1, $4.2 and $2.4 million in fiscal 1995, 1994 and 1993, respectively. The Company operated profitably from fiscal 1996 to 1998, due to increased net sales that were substantially the result of sales of new products, particularly sales of MTX systems to Siemens (the semiconductor group of Siemens is now known as Infineon). In fiscal 1998, the Company began to feel the industry slowdown due to uncertainties caused primarily by the financial crisis in Asia and DRAM overcapacity and recorded an operating loss in fiscal 1999 and the first quarter of fiscal 2000. The Company expects to record a net loss in the second quarter of fiscal 2000. There can be no assurance that the Company's net sales will soon rebound or that the Company will soon return to profitability.

    DEPENDENCE ON MARKET ACCEPTANCE OF MTX SYSTEM. The Company's strategy depends, in part, upon its ability to persuade potential customers that the MTX system can successfully perform a significant portion of final test functions and that transferring such tests to MTX systems will reduce their overall capital and test costs. The Company experienced a decline in shipments of MTX products in fiscal 1999 compared with fiscal 1998. Although the Company received new production orders for MTX systems in the first quarter of fiscal 2000, there can be no assurance that the Company's strategy will be successful. The failure of the MTX system to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and operating results.

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

    CUSTOMER CONCENTRATION. Sales to the Company's five largest customers accounted for approximately 62.7%, 75.2% and 69.2% of its net sales in fiscal 1999, 1998 and 1997, respectively. Sales to the Company's five largest customers accounted for approximately 82.4% of its net sales in the three months ended August 31, 1999. During fiscal 1999, 1998 and 1997, Infineon (formerly the semiconductor group of Siemens) accounted for 21.9%, 47.0% and 55.7% of the Company's net sales, respectively. During fiscal 1999 and 1998, Motorola accounted for 11.9% and 12.8% of the Company's net sales, respectively. During fiscal 1999, Texas Instruments accounted for 18.1% of net sales. No other customers represented more than 10% of the Company's net sales for fiscal 1999, 1998 or 1997. The loss of or reduction or delay in orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect the Company's business, financial condition and operating results.

    LIMITED MARKET FOR BURN-IN SYSTEMS. Historically, a substantial portion of the Company's net sales were derived from the sale of burn-in systems. The market for burn-in systems is mature and estimated to be less than $100 million per year. There can be no assurance that the market for burn-in systems will grow, and sales of the Company's burn-in products could decline.

    LENGTHY SALES CYCLE. Sales of the Company's systems depend, in significant part, upon the decision of a prospective customer to increase manufacturing capacity or to restructure current manufacturing facilities, either of which typically involves a significant commitment of capital. The loss of individual orders due to the lengthy sales and evaluation cycle, or delays in the sale of even a limited number of systems could have a material adverse effect on the Company's business, operating results and financial condition and, in particular, could contribute to significant fluctuations in operating results on a quarterly basis.

    DEPENDENCE ON INTERNATIONAL SALES AND OPERATIONS. Approximately 72.7%, 70.5% and 92.5% of the Company's net sales for fiscal 1999, 1998 and 1997, respectively, were attributable to sales to customers for delivery outside of the United States. A substantial portion of the Company's sales has been in Asia. In recent years, turmoil in the Asian financial markets resulted, and may result in the future, in dramatic currency devaluations, stock market declines, restriction of available credit and general financial weakness. In addition, DRAM prices have fallen dramatically and will likely do so again in the future. The Company believes that many international semiconductor manufacturers limited capital spending (including the purchase of MTXs) in fiscal 1999, and that the uncertainty of the DRAM market may cause some manufacturers to further delay capital spending plans. Such developments could have a material adverse affect on the Company's business, financial condition and results of operations.

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

    UNCERTAINTIES RELATING TO DARPA FUNDING FOR RESEARCH AND DEVELOPMENT. In 1994, the Company entered into a cost-sharing agreement with DARPA, a U.S. government agency, under which DARPA is providing co-funding for the development of wafer-level burn-in and test equipment. The contract provides for potential payments by DARPA totaling up to $6.5 million. The Company has completed certain development milestones and received DARPA payment of $5.6 million through August 31, 1999. Payments by DARPA depend on satisfaction of development milestones, and DARPA has the right to terminate project funding at any time. If DARPA funding were discontinued and the Company continued the project, the Company's operating results would be adversely affected. There also can be no assurance that the development project will result in any marketable products.

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

    The Company has recognized the Year 2000 problem and has taken steps to mitigate the situation. The Company's in-house information technology system consists primarily of hardware and software purchased from outside parties. The Company has completed vendor-provided upgrades of vendor-developed software. Although the upgrades are claimed by the vendors to be Year 2000 compliant, the Company is testing the hardware and software for Year 2000 compliance and will install vendor-provided software patches if necessary.
The Company is also testing the internally developed software and hardware which is included in the products sold to customers. The Company expects such assessments and modifications to existing software and conversion to new software will be completed by November 30, 1999. If, however, such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    The Company expects that costs to address the Year 2000 issue, directly or indirectly, will total approximately $150,000, the majority of which was spent in the fiscal 1998 and 1999, with the remainder being spent during fiscal 2000. Costs include salary and related expenses, hardware and software costs, consulting and miscellaneous expenses. To date, the Company has incurred expenses of approximately $120,000 related to the assessment of and preliminary efforts in dealing with the Year 2000 issue.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risks

    The Company considered the provisions of Financial Reporting Release No. 48 "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." The Company has no holdings of derivative financial or commodity instruments at August 31, 1999.

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

    A majority of the Company's revenue and capital spending is transacted in U.S. dollars. The Company, however, enters into transactions in other currencies, primarily Japanese yen. Substantially all sales to Japanese customers are denominated in Japanese Yen. Since the price is determined at the time a purchase order is accepted, the Company is exposed to the risks of fluctuations in the yen-dollar exchange rate during the lengthy period from purchase order to ultimate payment. This exchange rate risk is partially offset to the extent that the Company's Japanese subsidiary incurs yen-denominated expenses. To date, the Company has not invested in instruments designed to hedge currency risks. In addition, the Company's Japanese subsidiary typically carries debt or other obligations due to the Company that may be denominated in yen or dollars. Since the Japanese subsidiary's financial statements are based in yen and the Company's financial statements are based in dollars, the Japanese subsidiary and the Company recognize foreign exchange gain or loss in any period in which the value of the yen rises or falls in relation to the dollar. A 10% decrease in the value of the yen as compared with the dollar would potentially result in an additional net loss of approximately $320,000.



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


Purchase and installation of machinery and equipment          $ 1,206,274
Repayment of indebtedness                                       4,455,179
Working capital                                                 1,463,844
Temporary investments, including cash and cash equivalents     19,707,000
                                                             ------------
Total                                                         $26,832,297
                                                             ============

    All of the foregoing expenses were direct or indirect payments to persons other than (i) directors, officers or their associates; (ii) persons owning ten percent (10%) or more of the Company's Common Stock; or (iii) affiliates of the Company.



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                (a)  Exhibit 27.1 Financial Data Schedule
                (b)  No reports on Form 8-K were filed by the Company
                    during the quarter ended August 31, 1999.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Aehr Test Systems
                                                    (Registrant)

Date:     October 14, 1999                   /s/  RHEA J. POSEDEL
                                                  ---------------
                                                  Rhea J. Posedel
                                        President and Chief Executive Officer

Date:     October 14, 1999                   /s/  GARY L. LARSON
                                                  --------------
                                                  Gary L. Larson
                                            Vice President of Finance and
                                               Chief Financial Officer