Form 10-Q
period 1999-11-30
AEHR TEST SYSTEMS
filed 2000-01-13
CIK 1040470

FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 1999.

                                        OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to __________.

                          Commission file number: 333-28987.

                                AEHR TEST SYSTEMS
              (Exact name of Registrant as specified in its charter)

             CALIFORNIA                                   94-2424084
--------------------------------------   ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

          400 KATO TERRACE
             FREMONT, CA                                  94539
--------------------------------------   ------------------------------------
     (Address of principal                             (Zip Code)
     executive offices)
                                  (510) 623-9400
------------------------------------------------------------------------------
                 (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

      FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT.

      FORMER ADDRESS: 1667 PLYMOUTH STREET, MOUNTAIN VIEW, CA 94043

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
     Number of shares of Common Stock, $0.01 par value, outstanding at November 30, 1999 was 6,798,626.

                                      FORM 10-Q

                       FOR THE QUARTER ENDED NOVEMBER 30, 1999

                                        INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
               November 30, 1999 and May 31, 1999 . . . . . . . . . . .   3

          Condensed Consolidated Statements of Operations for the three months and six months ended November 30, 1999 and 1998. .  4

          Condensed Consolidated Statements of Cash Flows for the
               six months ended November 30, 1999 and 1998. . . . . . .   5

          Notes to Condensed Consolidated Financial Statements. . . . .   6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations. . . . . . . . . . . . . . . .   8

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risks. .  17

PART II. OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds  . . . . . . . . . .  18

ITEM 4.  Submission of Matters to a Vote of Security Holders  . . . . .  18

ITEM 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .  19

SIGNATURE PAGE  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

                            PART I.  FINANCIAL STATEMENTS

                                  AEHR TEST SYSTEMS
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except per share data)

                                                 November 30,   May 31,
                                                     1999        1999
                                                 (unaudited)
                                                 -----------  -----------
                        ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . .   $ 5,266    $  5,336
  Short-term investments. . . . . . . . . . . . .    14,212      14,847
  Accounts receivable . . . . . . . . . . . . . .     3,500       3,533
  Inventories . . . . . . . . . . . . . . . . . .    10,345       9,221
  Prepaid expenses and other. . . . . . . . . . .     3,025       2,197
                                                 -----------  -----------
    Total current assets  . . . . . . . . . . . .    36,348      35,134
Property and equipment, net . . . . . . . . . . .     1,866       1,936
Long-term investments . . . . . . . . . . . . . .     1,014       3,235
Other assets, net . . . . . . . . . . . . . . . .     1,124         882
                                                 -----------  -----------
    Total assets  . . . . . . . . . . . . . . . .   $40,352     $41,187
                                                 ===========  ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term bank debt. . . . .   $   155     $   152
  Accounts payable. . . . . . . . . . . . . . . .     2,500       1,005
  Accrued expenses. . . . . . . . . . . . . . . .     2,459       2,440
  Deferred revenue. . . . . . . . . . . . . . . .        53         521
                                                 -----------  -----------
    Total current liabilities . . . . . . . . . .     5,167       4,118

Long-term bank debt, net of current portion . . .       388         391
                                                 -----------  -----------
    Total liabilities . . . . . . . . . . . . . .     5,555       4,509
                                                 -----------  -----------
Shareholders' equity:
  Common stock, $.01 par value:
    Issued and outstanding: 6,799 shares and
    6,756 shares at November 30, 1999 and
    May 31, 1999, respectively  . . . . . . . . .        68          68
  Additional paid-in capital  . . . . . . . . . .    34,926      34,806
  Retained earnings   . . . . . . . . . . . . . .    (1,559)        (55)
  Accumulated other comprehensive income  . . . .     1,362       1,859
                                                 -----------  -----------
    Total shareholders' equity  . . . . . . . . .    34,797      36,678
                                                 -----------  -----------
    Total liabilities and shareholders' equity. .   $40,352     $41,187
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

                            AEHR TEST SYSTEMS AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (in thousands, except per share data)
                                         (Unaudited)

                                                 Three Months Ended      Six Months Ended
                                                     November 30,          November 30,
                                               ----------------------  --------------------
                                                  1999        1998        1999      1998
                                               ----------  ----------  --------- ----------
Net sales. . . . . . . . . . . . . . . . . . .  $  6,294    $  5,186    $10,650    $10,616
Cost of sales. . . . . . . . . . . . . . . . .     4,957       3,655      8,164      6,941
                                               ----------  ----------  --------- ----------
Gross profit . . . . . . . . . . . . . . . . .     1,337       1,531      2,486      3,675
                                               ----------  ----------  --------- ----------
Operating expenses:
  Selling, general and administrative. . . . .     2,112       1,823      3,947      3,645
  Research and development . . . . . . . . . .     1,334       1,351      2,654      2,540
  Research and development cost
    reimbursement - DARPA. . . . . . . . . . .      (268)       (322)      (516)      (572)
                                               ----------  ----------  --------- ----------
      Total operating expenses . . . . . . . .     3,178       2,852      6,085      5,613
                                               ----------  ----------  --------- ----------
Loss from operations . . . . . . . . . . . . .    (1,841)     (1,321)    (3,599)    (1,938)
Interest income  . . . . . . . . . . . . . . .       264         323        540        638
Interest expense . . . . . . . . . . . . . . .        (3)         (3)        (6)        (6)
Other income, net  . . . . . . . . . . . . . .       325         317        666        263
                                               ----------  ----------  --------- ----------
Loss before income taxes . . . . . . . . . . .    (1,255)       (684)    (2,399)    (1,043)
Income tax benefit . . . . . . . . . . . . . .      (519)       (192)      (895)      (192)
                                               ----------  ----------  --------- ----------
Net loss . . . . . . . . . . . . . . . . . . .  $   (736)   $   (492)   $(1,504)   $  (851)
                                               ----------  ----------  --------- ----------
Other comprehensive income (loss), net of tax:
  Foreign currency translation
    adjustments (expense). . . . . . . . . . .      (216)       (218)      (496)      (203)
  Unrealized holding gains (losses) arising
    during period. . . . . . . . . . . . . . .         7          71         (1)        77
                                               ----------  ----------  --------- ----------
Comprehensive loss . . . . . . . . . . . . . .  $   (945)   $   (639)   $(2,001)   $  (977)
                                               ==========  ==========  ========= ==========

Net loss per share (basic) . . . . . . . . . .  $  (0.11)   $  (0.07)   $ (0.22)   $ (0.12)
Net loss per share (diluted) . . . . . . . . .  $  (0.11)   $  (0.07)   $ (0.22)   $ (0.12)

Shares used in per share calculation:
  Basic. . . . . . . . . . . . . . . . . . . .     6,799       6,888      6,785      6,904
  Diluted. . . . . . . . . . . . . . . . . . .     6,799       6,888      6,785      6,904

                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                                 AEHR TEST SYSTEMS
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)
                                   (Unaudited)

                                                                Six Months Ended
                                                                  November 30,
                                                            ----------------------
                                                               1999        1998
                                                            ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss  . . . . . . . . . . . . . . . . . . . . . . .       $(1,504)    $  (851)
Adjustments to reconcile net loss to net cash
      used in operating activities:
   Provision for doubtful accounts. . . . . . . . . . .           (16)       (116)
   Gain on disposition of property and equipment. . . .            --          (4)
   Depreciation and amortization. . . . . . . . . . . .           423         250
   Deferred income taxes. . . . . . . . . . . . . . . .           (12)        (29)
   Changes in operating assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . . .           159         470
      Inventories . . . . . . . . . . . . . . . . . . .        (1,013)        220
      Accounts payable. . . . . . . . . . . . . . . . .           753        (606)
      Accrued expenses and deferred revenue . . . . . .          (468)     (1,144)
      Deferred lease commitment . . . . . . . . . . . .            --         (55)
      Other assets and liabilities. . . . . . . . . . .          (810)       (183)
                                                            ----------  ----------
       Net cash used in operating activities  . . . . .        (2,488)     (2,048)
                                                            ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of short-term investments  . . . . . . . . . . . .           635       3,559
Sale (purchase) of long-term investments, net . . . . .         2,220        (680)
Acquisition of property and equipment . . . . . . . . .          (287)       (533)
Decrease (increase) in other assets . . . . . . . . . .          (228)         48
                                                            ----------  ----------
       Net cash provided by investing
           activities . . . . . . . . . . . . . . . . .         2,340       2,394
                                                            ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under long-term debt . . . . . . . . . . . .            --          52
Long-term debt payments . . . . . . . . . . . . . . . .           (94)        (56)
Proceeds from issuance of common stock and
  exercise of stock options . . . . . . . . . . . . . .           170         159
Repurchase of common stock  . . . . . . . . . . . . . .           (50)       (480)
                                                            ----------  ----------
       Net cash provided by (used in) financing
           activities . . . . . . . . . . . . . . . . .            26        (325)
                                                            ----------  ----------
Effect of exchange rates on cash. . . . . . . . . . . .            52          --
                                                            ----------  ----------
       Net increase (decrease) in cash and cash
           equivalents. . . . . . . . . . . . . . . . .           (70)         21

Cash and cash equivalents, beginning of period. . . . .         5,336       6,748
                                                            ----------  ----------
Cash and cash equivalents, end of period. . . . . . . .       $ 5,266     $ 6,769
                                                            ==========  ==========

                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                               AEHR TEST SYSTEMS
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED NOVEMBER 30, 1999
                                  (UNAUDITED)

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

                                       Three Months Ended      Six Months Ended
                                          November 30,            November 30,
                                     ---------------------   ---------------------
                                        1999       1998         1999       1998
                                     ---------- ----------   ---------- ----------
                                         (in thousands, except per share amounts)
                                                      (unaudited)
Basic EPS:
Net loss . . . . . . . . . . . . . .    $ (736)    $ (492)     $(1,504)    $ (851)
                                     ========== ==========   ========== ==========
Denominator: Weighted average common
  shares outstanding . . . . . . . .     6,799      6,888        6,785      6,904
                                     ========== ==========   ========== ==========

Net loss per share (basic) . . . . .    $(0.11)    $(0.07)     $ (0.22)    $(0.12)
                                     ========== ==========   ========== ==========
Diluted EPS:
Denominator: Weighted average common
  shares outstanding . . . . . . . .     6,799      6,888        6,785      6,904
Options  . . . . . . . . . . . . . .        --         --           --         --
                                     ---------- ----------   ---------- ----------
Total Shares . . . . . . . . . . . .     6,799      6,888        6,785      6,904
                                     ========== ==========   ========== ==========

Net loss per share (diluted) . . . .    $(0.11)    $(0.07)     $ (0.22)    $(0.12)
                                     ========== ==========   ========== ==========

3.  INVENTORIES

Inventories are comprised of the following (in thousands):

                                     November 30,    May 31,
                                         1999         1999
                                     (unaudited)
                                     -----------  -----------
Raw materials and sub-assemblies        $ 4,052     $ 4,931
Work in process                           5,359       3,876
Finished goods                              934         414
                                     -----------  -----------
                                        $10,345     $ 9,221
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


RESULTS OF OPERATIONS

    The following table sets forth items in the Company's Consolidated Statements of Operations as a percentage of net sales for the periods indicated.

                                                 Three Months Ended      Six Months Ended
                                                     November 30,          November 30,
                                               ----------------------  --------------------
                                                  1999        1998        1999      1998
                                               ----------  ----------  --------- ----------
Net sales. . . . . . . . . . . . . . . . . . .     100.0 %     100.0 %    100.0 %    100.0 %
Cost of sales. . . . . . . . . . . . . . . . .      78.8        70.5       76.7       65.4
                                               ----------  ----------  --------- ----------
Gross profit . . . . . . . . . . . . . . . . .      21.2        29.5       23.3       34.6
                                               ----------  ----------  --------- ----------
Operating expenses:
  Selling, general and administrative. . . . .      33.6        35.1       37.1       34.4
  Research and development . . . . . . . . . .      21.2        26.1       24.9       23.9
  Research and development cost
    reimbursement - DARPA. . . . . . . . . . .      (4.3)       (6.2)      (4.9)      (5.4)
                                               ----------  ----------  --------- ----------
      Total operating expenses . . . . . . . .      50.5        55.0       57.1       52.9
                                               ----------  ----------  --------- ----------
Loss from operations . . . . . . . . . . . . .     (29.3)      (25.5)     (33.8)     (18.3)
Interest income  . . . . . . . . . . . . . . .       4.2         6.2        5.1        6.0
Interest expense . . . . . . . . . . . . . . .        --          --         --         --
Other income, net  . . . . . . . . . . . . . .       5.2         6.1        6.2        2.5
                                               ----------  ----------  --------- ----------
Loss before income taxes . . . . . . . . . . .     (19.9)      (13.2)     (22.5)      (9.8)
Income tax benefit . . . . . . . . . . . . . .      (8.2)       (3.7)      (8.4)      (1.8)
                                               ----------  ----------  --------- ----------
Net loss . . . . . . . . . . . . . . . . . . .     (11.7)%      (9.5)%    (14.1)%     (8.0)%
                                               ==========  ==========  ========= ==========

THREE MONTHS ENDED NOVEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1998

    NET SALES. Net sales consist primarily of sales of systems, die carriers, test fixtures, upgrades and spare parts and revenues from service contracts. The Company recognizes revenue upon shipment of product. Net sales increased to $6.3 million in the three months ended November 30, 1999 from $5.2 million in the three months ended November 30, 1998, an increase of 21.4%. The increase in net sales resulted primarily from increased shipments of MTX products.

    GROSS PROFIT.  Gross profit consists of net sales less cost of sales.
Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit decreased to $1.3 million in the three months ended November 30, 1999 from $1.5 million in the three months ended November 30, 1998, a decrease of 12.7%. Gross profit margin decreased to 21.2% in the three months ended November 30, 1999 from 29.5% in the three months ended November 30, 1998. The decrease in gross profit and gross profit margin was primarily the result of increases in provisions for warranty and inventory reserves related to an initial test fixture design, and a higher proportion of sales of lower margin MTX products. The Company anticipates that gross margin in the third quarter of fiscal 2000 will increase compared with the second quarter of fiscal 2000.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related costs of employees, customer support costs, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses increased to $2.1 million in the three months ended November 30, 1999 from $1.8 million in the three months ended November 30, 1998, an increase of 15.9%. The increase in SG&A expenses was primarily due to increases in commissions to outside sales representatives, employment-related expenses and product support expenses. As a percentage of net sales, SG&A expenses decreased to 33.6% in the three months ended November 30, 1999 from 35.1% in the three months ended November 30, 1998, reflecting higher net sales.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses decreased to $1.3 million in the three months ended November 30, 1999 from $1.4 million in the three months ended November 30, 1998, a decrease of 1.3%. A decrease in consulting expenses and employment-related expenses was partially offset by an increase in engineering project material expenses. As a percentage of net sales, R&D expenses decreased to 21.2% in the three months ended November 30, 1999 from 26.1% in the three months ended November 30, 1998, reflecting higher net sales.

    RESEARCH AND DEVELOPMENT COST REIMBURSEMENT - DARPA. Research and development cost reimbursement - DARPA ("R&D - DARPA") is a credit representing reimbursements by Defense Advanced Research Projects Agency ("DARPA"), a U.S. government agency, of costs incurred in the Company's wafer-level burn-in development project. R&D - DARPA decreased to $268,000 in the three months ended November 30, 1999 from $322,000 in the three months ended November 30, 1998, a decrease of 16.8%. Payments by DARPA depend on satisfaction of development milestones, and the level of payments may vary significantly from quarter to quarter. As of November 30, 1999, there were no outstanding payments due from DARPA. The Company does not expect to record any R&D - DARPA credit in the third quarter of fiscal 2000.

    INTEREST INCOME. Interest income decreased to $264,000 in the three months ended November 30, 1999 from $323,000 in the three months ended November 30, 1998, a decrease of 18.3%. The decrease in interest income was related to a lower level of cash and investments and a lower rate of return on investments.

    OTHER INCOME, NET. Other income, net increased to $325,000 in the three months ended November 30, 1999 from $317,000 in the three months ended November 30, 1998, an increase of 2.5%. The increase in other income was primarily due to an increase in foreign currency exchange gains recorded by the Company and its subsidiaries.

    INCOME TAX BENEFIT. Income tax benefit increased to $519,000 in the three months ended November 30, 1999 from $192,000 in the three months ended November 30, 1998, an increase of 170.3%. The income tax benefit was primarily due to the tax benefit recorded as a result of losses incurred in the Company's U.S. operations. Such tax benefit will be carried back to previous fiscal years in which the Company paid taxes when its U.S. operations were profitable. The Company's Japanese subsidiary experienced significant cumulative losses since fiscal 1993, and thus generated certain net operating losses available to offset future taxes payable in Japan. As a result of the subsidiary's cumulative operating losses, a valuation allowance has been established for the full amount of the subsidiary's net deferred tax assets. The income tax rate may not approximate the statutory tax rates of the jurisdictions in which the Company operates because no tax benefit is being recorded for losses in the Company's Japanese subsidiary.


SIX MONTHS ENDED NOVEMBER 30, 1999 COMPARED TO SIX MONTHS ENDED NOVEMBER 30,
1998

    NET SALES. Net sales increased to $10.7 million in the six months ended November 30, 1999 from $10.6 million in the six months ended November 30, 1998, an increase of 0.3%. The increase in net sales resulted primarily from increased shipments of MTX products, partially offset by reduced shipments of dynamic burn-in products.

    GROSS PROFIT. Gross profit decreased to $2.5 million in the six months ended November 30, 1999 from $3.7 million in the six months ended November 30, 1998, a decrease of 32.4%. Gross profit margin decreased to 23.3% in the six months ended November 30, 1999 from 34.6% in the six months ended November 30, 1998. The decrease in gross profit and gross profit margin was primarily the result of increases in provisions for warranty and inventory reserves related to an initial test fixture design, and a higher proportion of sales of lower margin MTX products.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased to $3.9 million in the six months ended November 30, 1999 from $3.6 million in the six months ended November 30, 1998, an increase of 8.3%. The increase in SG&A expenses was due in part to increases in commissions to outside sales representatives and marketing expenses in the first six months of fiscal 2000 compared with the first six months of fiscal 1999.

    RESEARCH AND DEVELOPMENT. R&D expenses increased to $2.7 million in the six months ended November 30, 1999 from $2.5 million in the six months ended November 30, 1998, an increase of 4.5%. The increase in R&D expenses was primarily due to an increase in engineering project material expenses, partially offset by a decrease in consulting expenses.

    RESEARCH AND DEVELOPMENT COST REIMBURSEMENT - DARPA. R&D - DARPA decreased to $516,000 in the six months ended November 30, 1999 from $572,000 in the six months ended November 30, 1998, a decrease of 9.8%. Payments by DARPA depend on satisfaction of development milestones, and the level of payments may vary significantly from quarter to quarter.

    INTEREST INCOME. Interest income decreased to $540,000 in the six months ended November 30, 1999 from $638,000 in the six months ended November 30,

1998, a decrease of 15.4%. The decrease in interest income was related to a lower level of cash and investments and a lower rate of return on investments.

    OTHER INCOME, NET. Other income, net increased to $666,000 in the six months ended November 30, 1999 from $263,000 in the six months ended November 30, 1998, an increase of 153.2%. The increase in other income was primarily due to an increase in currency exchange gains recorded by the Company and its subsidiaries.

    INCOME TAX BENEFIT. Income tax benefit increased to $895,000 in the six months ended November 30, 1999 from $192,000 in the six months ended November 30, 1998, an increase of 366.1%. The income tax benefit was primarily due to the tax benefit recorded as a result of losses incurred in the Company's U.S. operations. Such tax benefit will be carried back to previous fiscal years in which the Company paid taxes when its U.S. operations were profitable. The Company's Japanese subsidiary experienced significant cumulative losses since fiscal 1993, and thus generated certain net operating losses available to offset future taxes payable in Japan. As a result of the subsidiary's cumulative operating losses, a valuation allowance has been established for the full amount of the subsidiary's net deferred tax assets. The income tax rate may not approximate the statutory tax rates of the jurisdictions in which the Company operates because no tax benefit is being recorded for losses in the Company's Japanese subsidiary.


LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary source of liquidity has been the cash flow generated from the Company's August 1997 initial public offering, resulting in net proceeds to the Company of approximately $26.8 million. As of November 30, 1999, the Company had $19.5 million in cash and short-term investments.

    Net cash used in operating activities was approximately $2.5 million and $2.0 million for the six months ended November 30, 1999 and November 30, 1998, respectively. For the six months ended November 30, 1999, net cash used in operating activities was due primarily to the net loss of $1.5 million and an increase in inventory of $1.0 million, partially offset by an increase in accounts payable of $753,000. For the six months ended November 30, 1998, net cash used in operating activities was due primarily to a decrease in accrued expenses and deferred revenue of $1.1 million, the net loss of $851,000 and a decrease in accounts payable of $606,000, partially offset by a decrease in accounts receivable of $470,000.

    Net cash provided by investing activities was approximately $2.3 million and $2.4 million for the six months ended November 30, 1999 and November 30, 1998, respectively. The cash provided by investing activities during both periods was primarily due to the sale of short-term and long-term investments.

    Financing activities provided cash of approximately $26,000 in the six months ended November 30, 1999 and used cash of $325,000 in the six months ended November 30, 1998. The cash provided by financing activities during the six months ended November 30, 1999 was primarily due to the proceeds from issuance of common stock and exercise of stock options, partially offset by the long-term debt principal payments and the Company's repurchase of 10,400 of its outstanding common shares at an average price of $4.78. The cash used in financing activities during the six months ended November 30, 1998 was primarily due to the Company's repurchase of 129,500 of its outstanding common shares at an average price of $3.71.

    As of November 30, 1999, the Company had working capital of $31.2 million, compared with $31.0 million as of May 31, 1999. Working capital consists of cash and cash equivalents, short-term cash deposits, accounts receivable, inventory and other current assets, less current liabilities. The increase in working capital was primarily due to an increase in inventory, partially offset by an increase in accounts payable.

    The Company announced in August 1998 that its board of directors had authorized the repurchase of up to 1,000,000 shares of its outstanding common shares. The Company may repurchase the shares in the open market or in privately negotiated transactions, from time to time, subject to market conditions. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase program may be interrupted or discontinued at any time. Any such repurchase of shares, if consummated, may use a portion of the Company's working capital. Through November 30, 1999, the Company has repurchased 293,900 shares at an average price of $4.06.

    From time to time, the Company evaluates potential acquisitions of businesses, products or technologies that complement the Company's business. Any such transactions, if consummated, may use a portion of the Company's working capital or require the issuance of equity. The Company has no present understandings, commitments or agreements with respect to any material acquisitions.

    The Company anticipates that the existing cash balance together with anticipated cash provided by operations are adequate to meet its working capital and capital equipment requirements through fiscal 2000. After fiscal 2000, depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required, or, if available, that such financing can be obtained on terms satisfactory to the Company.


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

    RECENT OPERATING LOSSES. The Company incurred an operating loss of $4.6 million in fiscal 1999. The Company also incurred operating losses of $2.1, $4.2 and $2.4 million in fiscal 1995, 1994 and 1993, respectively. The Company operated profitably from fiscal 1996 to 1998, due to increased net sales that were substantially the result of sales of new products, particularly sales of MTX systems to Siemens (the semiconductor group of Siemens is now known as Infineon). In fiscal 1998, the Company began to feel the industry slowdown due to uncertainties caused primarily by the financial crisis in Asia and DRAM overcapacity and recorded an operating loss in fiscal 1999 and the first half of fiscal 2000. The Company expects to record a net loss in the third quarter of fiscal 2000. There can be no assurance that the Company's net sales will continue to rebound or that the Company will soon return to profitability.

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

    CUSTOMER CONCENTRATION. Sales to the Company's five largest customers accounted for approximately 62.7%, 75.2% and 69.2% of its net sales in fiscal 1999, 1998 and 1997, respectively. Sales to the Company's five largest customers accounted for approximately 80.4% of its net sales in the six months ended November 30, 1999. During fiscal 1999, 1998 and 1997, Infineon (formerly the semiconductor group of Siemens) accounted for 21.9%, 47.0% and 55.7% of the Company's net sales, respectively. During fiscal 1999 and 1998, Motorola accounted for 11.9% and 12.8% of the Company's net sales, respectively. During fiscal 1999, Texas Instruments accounted for 18.1% of net sales. No other customers represented more than 10% of the Company's net sales for fiscal 1999, 1998 or 1997. The loss of or reduction or delay in orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect the Company's business, financial condition and operating results.

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

    RAPID TECHNOLOGICAL CHANGE; IMPORTANCE OF TIMELY PRODUCT INTRODUCTION.
The semiconductor equipment industry is subject to rapid technological change and new product introductions and enhancements. The Company's ability to remain competitive will depend in part upon its ability to develop new products and to introduce these products at competitive prices and on a timely and cost-effective basis. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products that satisfy market demand. Any such failure would materially adversely affect the Company's business, financial condition and results of operations. The Company has experienced significant delays from time to time in the introduction of, and technical and manufacturing difficulties with, certain of its products and may experience delays and technical and manufacturing difficulties in future introductions or volume production of new products, and there can be no assurance that the Company will not encounter such difficulties in the future. The Company's inability to complete product development, or to manufacture and ship products in volume and in time to meet customer requirements would materially adversely affect the Company's business, financial condition and results of operations.

    UNCERTAINTIES RELATING TO DARPA FUNDING FOR RESEARCH AND DEVELOPMENT. In 1994, the Company entered into a cost-sharing agreement with DARPA, a U.S. government agency, under which DARPA is providing co-funding for the development of wafer-level burn-in and test equipment. The contract provides for potential payments by DARPA totaling up to $6.5 million. The Company has completed certain development milestones and received DARPA payment of $5.6 million through November 30, 1999. Payments by DARPA depend on satisfaction of development milestones, and DARPA has the right to terminate project funding at any time. If DARPA funding were discontinued and the Company continued the project, the Company's operating results would be adversely affected. There also can be no assurance that the development project will result in any marketable products.

    INTENSE COMPETITION. In each of the markets it serves, the Company faces competition from established competitors and potential new entrants. New product introductions by the Company's competitors or by new market entrants could cause a decline in sales or loss of market acceptance of the Company's existing products. Increased competitive pressure could also lead to intensified price-based competition, resulting in lower prices that could adversely affect the Company's business, financial condition and operating results. Competing suppliers of burn-in and functional test systems include Ando Corporation, Japan Engineering Company and Reliability Incorporated. In addition, suppliers of memory test equipment including Advantest Corporation and Teradyne, Inc. may seek to offer competitive parallel test systems in the future. The Company's MAX dynamic and ATX monitored and dynamic burn-in systems increasingly have faced and are expected to continue to face severe competition, especially from local, low cost manufacturers. Also, the MAX dynamic burn-in system faces severe competition from manufacturers of monitored burn-in systems. The Company's DiePak products face significant competition. The Company believes that several companies, including Yamaichi and Texas Instruments, have developed or are developing products that compete with the Company's DiePak products. The DiePak products also face severe competition from other alternative test solutions. The Company's test fixture products face numerous competitors. The Company has granted a royalty-bearing license to one company to make Performance Test Boards ("PTBs") for use with its MTX systems. Sales of PTBs by licensees result in royalties to the Company but reduce the Company's own sales of PTBs.

    CYCLICALITY OF SEMICONDUCTOR INDUSTRY AND CUSTOMER PURCHASES; RISK OF CANCELLATIONS AND RESCHEDULINGS. The semiconductor and semiconductor equipment industries in general, and the market for DRAMs and other memories in particular, historically have been highly volatile and have experienced periodic downturns and slowdowns. These downturns and slowdowns have adversely affected the Company's operating results in the past and in fiscal 1998 and 1999. A large portion of the Company's net sales is attributable to a few customers and therefore a reduction in purchases by one or more customers could materially adversely affect the Company's financial results. Semiconductor equipment companies may experience a significant rate of cancellations and reschedulings of purchase orders, as was the case in the industry in late 1995, early 1996, and 1998. There can be no assurance that the Company will not be materially adversely affected by future cancellations and reschedulings.

    DEPENDENCE ON SUBCONTRACTORS; SOLE OR LIMITED SOURCES OF SUPPLY. The Company's MTX, MAX and ATX systems contain several components, including environmental chambers, power supplies and certain ICs, which are currently supplied by only one or a limited number of suppliers. The DiePak products include an interconnect substrate which has primarily been supplied by Nitto Denko Corporation. The Company is also qualifying an alternate supplier for
the DiePak substrate.   In the event that any significant subcontractor or
single source supplier was to become unable or unwilling to continue to manufacture subassemblies, components or parts in required volumes, the Company would have to identify and qualify acceptable replacements. The process of qualifying subcontractors and suppliers could be lengthy, and no assurance can be given that any additional sources would be available to the Company on a timely basis.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risks

    The Company considered the provisions of Financial Reporting Release No. 48 "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." The Company has no holdings of derivative financial or commodity instruments at November 30, 1999.

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

    A majority of the Company's revenue and capital spending is transacted in U.S. dollars. The Company, however, enters into transactions in other currencies, primarily Japanese yen. Substantially all sales to Japanese customers are denominated in Japanese Yen. Since the price is determined at the time a purchase order is accepted, the Company is exposed to the risks of fluctuations in the yen-dollar exchange rate during the lengthy period from purchase order to ultimate payment. This exchange rate risk is partially offset to the extent that the Company's Japanese subsidiary incurs yen-denominated expenses. To date, the Company has not invested in instruments designed to hedge currency risks. In addition, the Company's Japanese subsidiary typically carries debt or other obligations due to the Company that may be denominated in yen or dollars. Since the Japanese subsidiary's financial statements are based in yen and the Company's financial statements are based in dollars, the Japanese subsidiary and the Company recognize foreign exchange gain or loss in any period in which the value of the yen rises or falls in relation to the dollar. A 10% decrease in the value of the yen as compared with the dollar would potentially result in an additional net loss of approximately $410,000.

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

Purchase and installation of machinery and equipment          $ 1,369,118
Repayment of indebtedness                                       4,455,179
Working capital                                                 2,488,000
Temporary investments, including cash and cash equivalents     18,520,000
                                                             ------------
Total                                                         $26,832,297
                                                             ============

    All of the foregoing expenses were direct or indirect payments to persons other than (i) directors, officers or their associates; (ii) persons owning ten percent (10%) or more of the Company's Common Stock; or (iii) affiliates of the Company.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held an Annual Meeting of Shareholders on October 20, 1999. There were issued and outstanding on September 14, 1999, the record date, 6,779,368 shares of Common Stock. There were present at said meeting in person and by proxy Shareholders of the Company who were holders of 5,743,134 shares of Common Stock entitled to vote thereat, constituting a quorum. At the Annual Meeting, the following votes were cast for the proposals indicated:

Proposal One:  Election of Directors of the Company.

     NOMINEE         VOTES FOR    VOTES WITHHELD
Rhea J. Posedel      5,430,161       312,973
William W.R. Elder   5,430,659       312,475
Mario M. Rosati      5,430,659       312,475
David Torresdal      5,430,659       312,475
Mukesh Patel         5,430,659       312,475

Proposal Two: Amendment to the 1996 Stock Option Plan to increase the number of shares issuable thereunder by 300,000 shares.

               VOTES
FOR          4,481,199
AGAINST      1,246,585
ABSTAIN         15,350

Proposal Three: Ratification of Appointment of PricewaterhouseCoopers LLP as the Company's Independent Public Accountants for fiscal 2000.

               VOTES
FOR          5,726,209
AGAINST          8,000
ABSTAIN          8,925


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                (a)  Exhibit 27.1 Financial Data Schedule
                (b)  No reports on Form 8-K were filed by the Company
                    during the quarter ended November 30, 1999.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Aehr Test Systems
                                                    (Registrant)

Date:     January 13, 2000                   /s/  RHEA J. POSEDEL
                                                  ---------------
                                                  Rhea J. Posedel
                                        President and Chief Executive Officer

Date:     January 13, 2000                   /s/  GARY L. LARSON
                                                  --------------
                                                  Gary L. Larson
                                            Vice President of Finance and
                                               Chief Financial Officer