Form 10-Q
period 2000-02-29
AEHR TEST SYSTEMS
filed 2000-04-13
CIK 1040470

FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 29, 2000.

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
     Number of shares of Common Stock, $0.01 par value, outstanding at February 29, 2000 was 6,803,409.

                                      FORM 10-Q

                       FOR THE QUARTER ENDED FEBRUARY 29, 2000

                                        INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
               February 29, 2000 and May 31, 1999 . . . . . . . . . . .   3

          Condensed Consolidated Statements of Operations for the three months and nine months ended February 29, 2000 and
               February 28, 1999. . . . . . . . . . . . . . . . . . . .   4

          Condensed Consolidated Statements of Cash Flows for the
               nine months ended February 29, 2000 and
               February 28, 1999. . . . . . . . . . . . . . . . . . . .   5

          Notes to Condensed Consolidated Financial Statements. . . . .   6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations. . . . . . . . . . . . . . . .   8

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risks. .  17

PART II. OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds  . . . . . . . . . .  18

ITEM 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .  18

SIGNATURE PAGE  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

                            PART I.  FINANCIAL STATEMENTS

                                  AEHR TEST SYSTEMS
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except per share data)

                                                 February 29,   May 31,
                                                     2000        1999
                                                 (unaudited)
                                                 -----------  -----------
                        ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . .   $ 4,429    $  5,336
  Short-term investments. . . . . . . . . . . . .    10,784      14,847
  Accounts receivable . . . . . . . . . . . . . .     7,302       3,533
  Inventories . . . . . . . . . . . . . . . . . .     9,839       9,221
  Prepaid expenses and other. . . . . . . . . . .     2,348       2,197
                                                 -----------  -----------
    Total current assets  . . . . . . . . . . . .    34,702      35,134
Property and equipment, net . . . . . . . . . . .     2,369       1,936
Long-term investments . . . . . . . . . . . . . .     1,135       3,235
Other assets, net . . . . . . . . . . . . . . . .     1,100         882
                                                 -----------  -----------
    Total assets  . . . . . . . . . . . . . . . .   $39,306     $41,187
                                                 ===========  ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term bank debt. . . . .   $   142     $   152
  Accounts payable. . . . . . . . . . . . . . . .     2,479       1,005
  Accrued expenses. . . . . . . . . . . . . . . .     1,877       2,440
  Deferred revenue. . . . . . . . . . . . . . . .        60         521
                                                 -----------  -----------
    Total current liabilities . . . . . . . . . .     4,558       4,118

Long-term bank debt, net of current portion . . .       343         391
                                                 -----------  -----------
    Total liabilities . . . . . . . . . . . . . .     4,901       4,509
                                                 -----------  -----------
Shareholders' equity:
  Common stock, $.01 par value:
    Issued and outstanding: 6,803 shares and
    6,756 shares at February 29, 2000 and
    May 31, 1999, respectively  . . . . . . . . .        68          68
  Additional paid-in capital  . . . . . . . . . .    34,931      34,806
  Accumulated deficit . . . . . . . . . . . . . .    (2,237)        (55)
  Accumulated other comprehensive income  . . . .     1,643       1,859
                                                 -----------  -----------
    Total shareholders' equity  . . . . . . . . .    34,405      36,678
                                                 -----------  -----------
    Total liabilities and shareholders' equity. .   $39,306     $41,187
                                                 ===========  ===========

                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                            AEHR TEST SYSTEMS AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (in thousands, except per share data)
                                         (Unaudited)

                                                 Three Months Ended        Nine Months Ended
                                               ----------------------    --------------------
                                              February 29, February 28, February 29, February 28,
                                                  2000        1999         2000         1999
                                               ----------  ----------    ---------   ----------
Net sales. . . . . . . . . . . . . . . . . . .  $  6,644    $  4,414      $17,294     $15,030
Cost of sales. . . . . . . . . . . . . . . . .     4,368       3,120       12,532      10,061
                                               ----------  ----------    ---------   ----------
Gross profit . . . . . . . . . . . . . . . . .     2,276       1,294        4,762       4,969
                                               ----------  ----------    ---------   ----------
Operating expenses:
  Selling, general and administrative. . . . .     1,927       1,745        5,874       5,390
  Research and development . . . . . . . . . .     1,308       1,178        3,962       3,718
  Research and development cost
    reimbursement - DARPA. . . . . . . . . . .      (350)       (319)        (866)       (891)
                                               ----------  ----------    ---------   ----------
      Total operating expenses . . . . . . . .     2,885       2,604        8,970       8,217
                                               ----------  ----------    ---------   ----------
Loss from operations . . . . . . . . . . . . .      (609)     (1,310)      (4,208)     (3,248)
Interest income  . . . . . . . . . . . . . . .       234         273          774         911
Interest expense . . . . . . . . . . . . . . .        (3)         (3)          (9)         (9)
Other income (expense), net  . . . . . . . . .      (409)        138          257         401
                                               ----------  ----------    ---------   ----------
Loss before income taxes . . . . . . . . . . .      (787)       (902)      (3,186)     (1,945)
Income tax benefit . . . . . . . . . . . . . .      (109)       (195)      (1,004)       (387)
                                               ----------  ----------    ---------   ----------
Net loss . . . . . . . . . . . . . . . . . . .  $   (678)   $   (707)     $(2,182)    $(1,558)
                                               ----------  ----------    ---------   ----------
Other comprehensive income (loss), net of tax:
  Foreign currency translation
    adjustments income (expense) . . . . . . .       231         (63)         (35)       (266)
  Unrealized holding gains (losses) arising
    during period. . . . . . . . . . . . . . .        50         (80)          47          (3)
                                               ----------  ----------    ---------   ----------
Comprehensive loss . . . . . . . . . . . . . .  $   (397)   $   (850)     $(2,170)    $(1,827)
                                               ==========  ==========    =========   ==========

Net loss per share (basic) . . . . . . . . . .  $  (0.10)   $  (0.10)     $ (0.32)    $ (0.23)
Net loss per share (diluted) . . . . . . . . .  $  (0.10)   $  (0.10)     $ (0.32)    $ (0.23)

Shares used in per share calculation:
  Basic. . . . . . . . . . . . . . . . . . . .     6,795       6,842        6,788       6,884
  Diluted. . . . . . . . . . . . . . . . . . .     6,795       6,842        6,788       6,884

                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                         AEHR TEST SYSTEMS AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                              Nine Months Ended
                                                            ----------------------
                                                           February 29, February 28,
                                                               2000        1999
                                                            ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss  . . . . . . . . . . . . . . . . . . . . . . .       $(2,182)    $(1,558)
Adjustments to reconcile net loss to net cash
      used in operating activities:
   Provision for doubtful accounts. . . . . . . . . . .            36        (104)
   Gain on disposition of fixed assets  . . . . . . . .            --          (4)
   Depreciation and amortization. . . . . . . . . . . .           594         403
   Deferred income taxes. . . . . . . . . . . . . . . .            16         (42)
   Changes in operating assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . . .        (3,822)      1,260
      Inventories . . . . . . . . . . . . . . . . . . .          (578)      1,737
      Accounts payable. . . . . . . . . . . . . . . . .         1,169      (1,304)
      Accrued expenses and deferred revenue . . . . . .        (1,024)     (1,333)
      Deferred lease commitment . . . . . . . . . . . .            18         (55)
      Other assets and liabilities. . . . . . . . . . .          (164)       (258)
                                                            ----------  ----------
       Net cash used in operating activities  . . . . .        (5,937)     (1,258)
                                                            ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of short-term investments  . . . . . . . . . . . .         4,063       1,051
Sale (purchase) of long-term investments  . . . . . . .         2,149         (27)
Acquisition of property and equipment . . . . . . . . .          (993)       (816)
Decrease (increase) in other assets . . . . . . . . . .          (211)         91
                                                            ----------  ----------
       Net cash provided by investing activities  . . .         5,008         299
                                                            ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under long-term debt . . . . . . . . . . . .            --         447
Long-term debt payments  . . . . . . .  . . . . . . . .          (132)       (102)
Proceeds from issuance of common stock and
  exercise of stock options . . . . . . . . . . . . . .           260         217
Repurchase of common stock. . . . . . . . . . . . . . .          (135)       (480)
                                                            ----------  ----------
       Net cash provided by (used in) financing
           activities . . . . . . . . . . . . . . . . .            (7)         82
                                                            ----------  ----------
Effect of exchange rates on cash. . . . . . . . . . . .            29          44
                                                            ----------  ----------
       Net decrease in cash and cash equivalents. . . .          (907)       (833)

Cash and cash equivalents, beginning of period. . . . .         5,336       6,748
                                                            ----------  ----------
Cash and cash equivalents, end of period. . . . . . . .       $ 4,429     $ 5,915
                                                            ==========  ==========

                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                               AEHR TEST SYSTEMS
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED FEBRUARY 29, 2000
                                  (UNAUDITED)

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

2.  EARNINGS PER SHARE

        EARNINGS PER SHARE. Earnings per share is computed based on the weighted average number of common and common equivalent shares (common stock options and warrants) outstanding, when dilutive, during each period using the treasury stock method.

                                                  Three Months Ended        Nine Months Ended
                                               ----------------------    --------------------
                                              February 29, February 28, February 29, February 28,
                                                  2000        1999         2000         1999
                                               ----------  ----------    ---------   ----------
                                                   (in thousands, except per share amounts)
                                                                (unaudited)
Basic EPS:
Net loss . . . . . . . . . . . . . .              $ (678)     $ (707)      $(2,182)    $(1,558)
                                               ==========  ==========    ==========  ==========
Denominator: Weighted average common
  shares outstanding . . . . . . . .               6,795       6,842         6,788       6,884
                                               ==========  ==========    ==========  ==========

Net loss per share (basic) . . . . .              $(0.10)     $(0.10)      $ (0.32)    $(0.23)
                                               ==========  ==========    ==========  ==========
Diluted EPS:
Denominator: Weighted average common
  shares outstanding . . . . . . . .               6,795       6,842         6,788       6,884
Options  . . . . . . . . . . . . . .                  --          --            --          --
                                               ----------  ----------    ---------   ----------
Total Shares . . . . . . . . . . . .               6,795       6,842         6,788       6,884
                                               ==========  ==========    ==========  ==========

Net loss per share (diluted) . . . .              $(0.10)     $(0.10)      $ (0.32)    $(0.23)
                                               ==========  ==========    ==========  ==========


3.  INVENTORIES

Inventories are comprised of the following (in thousands):

                                     February 29,    May 31,
                                         2000         1999
                                     (unaudited)
                                     -----------  -----------
Raw materials and sub-assemblies        $ 3,787     $ 4,931
Work in process                           4,931       3,876
Finished goods                            1,121         414
                                     -----------  -----------
                                        $ 9,839     $ 9,221
                                     ===========  ===========

4.  RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies.
SAB 101 is effective for the fiscal quarter beginning April 1, 2000, however earlier adoption is permitted. The Company has not yet determined the impact, if any, that adoption will have on the consolidated financial statements.

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


RESULTS OF OPERATIONS

    The following table sets forth items in the Company's Consolidated Statements of Operations as a percentage of net sales for the periods indicated.

                                                  Three Months Ended        Nine Months Ended
                                               ----------------------    --------------------
                                              February 29, February 28, February 29, February 28,
                                                  2000        1999         2000         1999
                                               ----------  ----------    ---------   ----------
Net sales. . . . . . . . . . . . . . . . . . .     100.0 %     100.0 %      100.0 %    100.0 %
Cost of sales. . . . . . . . . . . . . . . . .      65.7        70.7         72.5       66.9
                                               ----------  ----------    ---------   ----------
Gross profit . . . . . . . . . . . . . . . . .      34.3        29.3         27.5       33.1
                                               ----------  ----------    ---------   ----------
Operating expenses:
  Selling, general and administrative. . . . .      29.0        39.5         33.9       35.9
  Research and development . . . . . . . . . .      19.7        26.7         22.9       24.7
  Research and development cost
    reimbursement - DARPA. . . . . . . . . . .      (5.2)       (7.2)        (5.0)      (5.9)
                                               ----------  ----------    ---------   ----------
      Total operating expenses . . . . . . . .      43.5        59.0         51.8       54.7
                                               ----------  ----------    ---------   ----------
Loss from operations . . . . . . . . . . . . .      (9.2)      (29.7)       (24.3)     (21.6)
Interest income  . . . . . . . . . . . . . . .       3.5         6.1          4.5        6.1
Interest expense . . . . . . . . . . . . . . .        --          --         (0.1)      (0.1)
Other income (expense), net  . . . . . . . . .      (6.1)        3.2          1.5        2.7
                                               ----------  ----------    ---------   ----------
Loss before income taxes . . . . . . . . . . .     (11.8)      (20.4)       (18.4)     (12.9)
Income tax benefit . . . . . . . . . . . . . .      (1.6)       (4.4)        (5.8)      (2.5)
                                               ----------  ----------    ---------   ----------
Net loss . . . . . . . . . . . . . . . . . . .     (10.2)%     (16.0)%      (12.6)%    (10.4)%
                                               ==========  ==========    =========   ==========


THREE MONTHS ENDED FEBRUARY 29, 2000 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1999

    NET SALES. Net sales consist primarily of sales of systems, die carriers, test fixtures, upgrades and spare parts and revenues from service contracts. The Company recognizes revenue upon shipment of product. Net sales increased to $6.6 million in the three months ended February 29, 2000 from $4.4 million in the three months ended February 28, 1999, an increase of 50.5%. The increase in net sales resulted primarily from increased shipments of dynamic burn-in, MTX, and DiePak products. The Company anticipates that net sales in the fourth quarter of fiscal 2000 will exceed net sales in the third quarter of fiscal 2000.

    GROSS PROFIT.  Gross profit consists of net sales less cost of sales.
Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit increased to $2.3 million in the three months ended February 29, 2000 from $1.3 million in the three months ended February 28, 1999, an increase of 75.9%. The increase in gross profit was due to the increases in net sales and gross profit margin. Gross profit margin increased to 34.3% in the three months ended February 29, 2000 from 29.3% in the three months ended February 28, 1999. The increase in gross profit margin was primarily the result of a change in product mix, resulting in lower material costs as a percentage of sales, and improvement in production efficiencies due to the higher volume of sales, partially offset by an increase in inventory reserves.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related costs of employees, customer support costs, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses increased to $1.9 million in the three months ended February 29, 2000 from $1.7 million in the three months ended February 28, 1999, an increase of 10.4%. The increase in SG&A expenses was primarily due to increases in employment-related expenses, product support expenses, and commissions to outside sales representatives. As a percentage of net sales, SG&A expenses decreased to 29.0% in the three months ended February 29, 2000 from 39.5% in the three months ended February 28, 1999, reflecting higher net sales.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses increased to $1.3 million in the three months ended February 29, 2000 from $1.2 million in the three months ended February 28, 1999, an increase of 11.0%. The increase in R&D expenses was primarily due to an increase in engineering project material expenses. As a percentage of net sales, R&D expenses decreased to 19.7% in the three months ended February 29, 2000 from 26.7% in the three months ended February 28, 1999, reflecting higher net sales.

    RESEARCH AND DEVELOPMENT COST REIMBURSEMENT - DARPA. Research and development cost reimbursement - DARPA ("R&D - DARPA") is a credit representing reimbursements by Defense Advanced Research Projects Agency ("DARPA"), a U.S. government agency, of costs incurred in the Company's wafer-level burn-in development project. R&D - DARPA increased to $350,000 in the three months ended February 29, 2000 from $319,000 in the three months ended February 28, 1999, an increase of 9.7%. Payments by DARPA depend on satisfaction of development milestones, and the level of payments may vary significantly from quarter to quarter. As of February 29, 2000, there was an outstanding payment due from DARPA of $350,000. The Company does not expect to record any R&D - DARPA credit in the fourth quarter of fiscal 2000.

    INTEREST INCOME. Interest income decreased to $234,000 in the three months ended February 29, 2000 from $273,000 in the three months ended February 28, 1999, a decrease of 14.3%. The decrease in interest income was related to a lower level of cash and investments.

    OTHER INCOME (EXPENSE), NET. Other expense, net was $409,000 in the three months ended February 29, 2000, primarily due to foreign currency exchange losses recorded by the Company and its subsidiaries. Other income, net was $138,000 in the three months ended February 28, 1999, primarily due to foreign currency exchange gains recorded by the Company and its subsidiaries.

    INCOME TAX BENEFIT. Income tax benefit decreased to $109,000 in the three months ended February 29, 2000 from $195,000 in the three months ended February 28, 1999, a decrease of 44.1%. The income tax benefit was primarily due to the tax benefit recorded as a result of losses incurred in the

Company's U.S. operations. Such tax benefit will be carried back to previous fiscal years in which the Company paid taxes when its U.S. operations were profitable. The Company's Japanese subsidiary experienced significant cumulative losses since fiscal 1993, and thus generated certain net operating losses available to offset future taxes payable in Japan. As a result of the subsidiary's cumulative operating losses, a valuation allowance has been established for the full amount of the subsidiary's net deferred tax assets. The income tax rate may not approximate the statutory tax rates of the jurisdictions in which the Company operates because no tax benefit is being recorded for losses in the Company's Japanese subsidiary.


NINE MONTHS ENDED FEBRUARY 29, 2000 COMPARED TO NINE MONTHS ENDED FEBRUARY 28, 1999

    NET SALES. Net sales increased to $17.3 million in the nine months ended February 29, 2000 from $15.0 million in the nine months ended February 28, 1999, an increase of 15.1%. The increase in net sales resulted primarily from increased shipments of MTX products, partially offset by reduced shipments of dynamic burn-in products.

    GROSS PROFIT. Gross profit decreased to $4.8 million in the nine months ended February 29, 2000 from $5.0 million in the nine months ended February 28, 1999, a decrease of 4.2%. Gross profit margin decreased to 27.5% in the nine months ended February 29, 2000 from 33.1% in the nine months ended February 28, 1999. The decrease in gross profit and gross profit margin was primarily the result of increases in provisions for warranty and inventory reserves related to an initial test fixture design, and a higher proportion of sales of lower margin MTX products.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased to $5.9 million in the nine months ended February 29, 2000 from $5.4 million in the nine months ended February 28, 1999, an increase of 9.0%. The increase in SG&A expenses was primarily due to increases in product support expenses, employment-related expenses and commissions to outside sales representatives.

    RESEARCH AND DEVELOPMENT. R&D expenses increased to $4.0 million in the nine months ended February 29, 2000 from $3.7 million in the nine months ended February 28, 1999, an increase of 6.6%. The increase in R&D expenses was primarily due to an increase in engineering project material expenses.

    RESEARCH AND DEVELOPMENT COST REIMBURSEMENT - DARPA. R&D - DARPA decreased to $866,000 in the nine months ended February 29, 2000 from $891,000 in the nine months ended February 28, 1999, a decrease of 2.8%. Payments by DARPA depend on satisfaction of development milestones, and the level of payments may vary significantly from quarter to quarter.

    INTEREST INCOME. Interest income decreased to $774,000 in the nine months ended February 29, 2000 from $911,000 in the nine months ended February 28, 1999, a decrease of 15.0%. The decrease in interest income was related to a lower level of cash and investments.

    OTHER INCOME (EXPENSE), NET. Other income, net decreased to $257,000 in the nine months ended February 29, 2000 from $401,000 in the nine months ended February 28, 1999, a decrease of 35.9%. The decrease in other income was primarily due to the decrease in currency exchange gains recorded by the Company and its subsidiaries in the nine months ended February 29, 2000 compared with the nine months ended February 28, 1999.

    INCOME TAX BENEFIT. Income tax benefit increased to $1.0 million in the nine months ended February 29, 2000 from $387,000 in the nine months ended February 28, 1999, an increase of 159.4%. The income tax benefit was primarily due to the tax benefit recorded as a result of losses incurred in the Company's U.S. operations. Such tax benefit will be carried back to previous fiscal years in which the Company paid taxes when its U.S. operations were profitable. The Company's Japanese subsidiary experienced significant cumulative losses since fiscal 1993, and thus generated certain net operating losses available to offset future taxes payable in Japan. As a result of the subsidiary's cumulative operating losses, a valuation allowance has been established for the full amount of the subsidiary's net deferred tax assets. The income tax rate may not approximate the statutory tax rates of the jurisdictions in which the Company operates because no tax benefit is being recorded for losses in the Company's Japanese subsidiary.


LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary source of liquidity has been the cash flow generated from the Company's August 1997 initial public offering, resulting in net proceeds to the Company of approximately $26.8 million. As of February 29, 2000, the Company had $15.2 million in cash and short-term investments.

    Net cash used in operating activities was approximately $5.9 million and $1.3 million for the nine months ended February 29, 2000 and February 28, 1999, respectively. For the nine months ended February 29, 2000, net cash used in operating activities was due primarily to an increase in accounts receivable of $3.8 million and the net loss of $2.2 million, partially offset by an increase in accounts payable of $1.2 million. For the nine months ended February 28, 1999, net cash used in operating activities was due primarily to the net loss of $1.6 million, a decrease in accrued expenses and deferred revenue of $1.3 million and a decrease in accounts payable of $1.3 million, partially offset by a decrease in inventory of $1.7 million and a decrease in accounts receivable of $1.3 million.

    Net cash provided by investing activities was approximately $5.0 million and $299,000 for the nine months ended February 29, 2000 and February 28, 1999, respectively. The cash provided by investing activities during both periods was primarily due to the sale of investments.

    Financing activities used cash of approximately $7,000 in the nine months ended February 29, 2000 and provided cash of $82,000 in the nine months ended February 28, 1999. The cash used by financing activities during the nine months ended February 29, 2000 was primarily due to the long-term debt principal payments and the Company's repurchase of 28,200 of its outstanding common shares at an average price of $4.80, partially offset by the proceeds from issuance of common stock and exercise of stock options. The cash provided by financing activities during the nine months ended February 28, 1999 was primarily due to the increase in long-term debt of the Company's subsidiary in Japan and proceeds from exercise of stock options, partially offset by the Company's repurchase of 129,500 of its outstanding common shares at an average price of $3.71.

    As of February 29, 2000, the Company had working capital of $30.1 million, compared with $31.0 million as of May 31, 1999. Working capital consists of cash and cash equivalents, short-term cash deposits, accounts receivable, inventory and other current assets, less current liabilities. The decrease in working capital was primarily due to a decrease in cash and short-term investments, partially offset by an increase in accounts receivable.

    The Company announced in August 1998 that its board of directors had authorized the repurchase of up to 1,000,000 shares of its outstanding common shares. The Company may repurchase the shares in the open market or in privately negotiated transactions, from time to time, subject to market conditions. The number of shares of common stock actually acquired by the

Company will depend on subsequent developments and corporate needs, and the repurchase program may be interrupted or discontinued at any time. Any such repurchase of shares, if consummated, may use a portion of the Company's working capital. Through February 29, 2000, the Company has repurchased 311,700 shares at an average price of $4.10.

    From time to time, the Company evaluates potential acquisitions of businesses, products or technologies that complement the Company's business. Any such transactions, if consummated, may use a portion of the Company's working capital or require the issuance of equity. The Company has no present understandings, commitments or agreements with respect to any material acquisitions.

    The Company anticipates that the existing cash balance together with anticipated cash provided by operations are adequate to meet its working capital and capital equipment requirements through fiscal 2001. After fiscal 2001, depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required, or, if available, that such financing can be obtained on terms satisfactory to the Company.


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

    RECENT OPERATING LOSSES. The Company incurred an operating loss of $4.6 million in fiscal 1999. The Company also incurred operating losses of $2.1,

$4.2 and $2.4 million in fiscal 1995, 1994 and 1993, respectively. The Company operated profitably from fiscal 1996 to 1998, due to increased net sales that were substantially the result of sales of new products, particularly sales of MTX systems to Siemens (the semiconductor group of Siemens is now known as Infineon). In fiscal 1998, the Company began to feel the industry slowdown due to uncertainties caused primarily by the financial crisis in Asia and DRAM overcapacity and recorded an operating loss in fiscal 1999 and the first nine months of fiscal 2000. There can be no assurance that the Company's net sales will continue to rebound or that the Company will soon return to profitability.

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

    CUSTOMER CONCENTRATION. Sales to the Company's five largest customers accounted for approximately 62.7%, 75.2% and 69.2% of its net sales in fiscal 1999, 1998 and 1997, respectively. Sales to the Company's five largest customers accounted for approximately 65.8% of its net sales in the nine months ended February 29, 2000. During fiscal 1999, 1998 and 1997, Infineon (formerly the semiconductor group of Siemens) accounted for 21.9%, 47.0% and 55.7% of the Company's net sales, respectively. During fiscal 1999 and 1998, Motorola accounted for 11.9% and 12.8% of the Company's net sales, respectively. During fiscal 1999, Texas Instruments accounted for 18.1% of net sales. No other customers represented more than 10% of the Company's net sales for fiscal 1999, 1998 or 1997. The loss of or reduction or delay in orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect the Company's business, financial condition and operating results.

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

    UNCERTAINTIES RELATING TO DARPA FUNDING FOR RESEARCH AND DEVELOPMENT. In 1994, the Company entered into a cost-sharing agreement with DARPA, a U.S. government agency, under which DARPA is providing co-funding for the development of wafer-level burn-in and test equipment. The contract provides for potential payments by DARPA totaling up to $6.5 million. The Company has completed certain development milestones and received DARPA payment of $5.6 million through February 29, 2000. As of February 29, 2000, there was an outstanding payment due from DARPA of $350,000. Payments by DARPA depend on satisfaction of development milestones, and DARPA has the right to terminate project funding at any time. If DARPA funding were discontinued and the Company continued the project, the Company's operating results would be adversely affected. There also can be no assurance that the development project will result in any marketable products.

    INTENSE COMPETITION. In each of the markets it serves, the Company faces competition from established competitors and potential new entrants. New product introductions by the Company's competitors or by new market entrants could cause a decline in sales or loss of market acceptance of the Company's existing products. Increased competitive pressure could also lead to intensified price-based competition, resulting in lower prices that could adversely affect the Company's business, financial condition and operating results. Competing suppliers of burn-in and functional test systems include Ando Corporation, Japan Engineering Company and Reliability Incorporated. In addition, suppliers of memory test equipment, including Advantest Corporation and Teradyne, Inc., may seek to offer competitive parallel test systems in the future. The Company's MAX dynamic and ATX monitored and dynamic burn-in systems increasingly have faced and are expected to continue to face severe competition, especially from local, low cost manufacturers. Also, the MAX dynamic burn-in system faces severe competition from manufacturers of monitored burn-in systems. The Company's DiePak products face significant competition. The Company believes that several companies, including Yamaichi and Texas Instruments, have developed or are developing products that compete with the Company's DiePak products. The DiePak products also face severe competition from other alternative test solutions. The Company's test fixture products face numerous competitors. The Company has granted a royalty-bearing license to one company to make Performance Test Boards ("PTBs") for use with its MTX systems. Sales of PTBs by licensees result in royalties to the Company but reduce the Company's own sales of PTBs.

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

    DEPENDENCE ON SUBCONTRACTORS; SOLE OR LIMITED SOURCES OF SUPPLY. The Company's MTX, MAX and ATX systems contain several components, including environmental chambers, power supplies and certain ICs, which are currently supplied by only one or a limited number of suppliers. The DiePak products include an interconnect substrate which has primarily been supplied by Nitto Denko Corporation. The Company has qualified an alternate supplier for the
DiePak substrate.   In the event that any significant subcontractor or single
source supplier was to become unable or unwilling to continue to manufacture subassemblies, components or parts in required volumes, the Company would have to identify and qualify acceptable replacements. The process of qualifying subcontractors and suppliers could be lengthy, and no assurance can be given that any additional sources would be available to the Company on a timely basis.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

    The Company considered the provisions of Financial Reporting Release No. 48 "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." The Company has no holdings of derivative financial or commodity instruments at February 29, 2000.

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

Purchase and installation of machinery and equipment          $ 2,075,118
Repayment of indebtedness                                       4,455,179
Working capital                                                 5,937,000
Temporary investments, including cash and cash equivalents     14,365,000
                                                             ------------
Total                                                         $26,832,297
                                                             ============

    All of the foregoing expenses were direct or indirect payments to persons other than (i) directors, officers or their associates; (ii) persons owning ten percent (10%) or more of the Company's Common Stock; or (iii) affiliates of the Company.




Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                (a)  Exhibit 27.1 Financial Data Schedule
                (b)  No reports on Form 8-K were filed by the Company
                    during the quarter ended February 29, 2000.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Aehr Test Systems
                                                    (Registrant)

Date:     April 13, 2000                     /s/  RHEA J. POSEDEL
                                                  ---------------
                                                  Rhea J. Posedel
                                        President and Chief Executive Officer

Date:     April 13, 2000                     /s/  GARY L. LARSON
                                                  --------------
                                                  Gary L. Larson
                                            Vice President of Finance and
                                               Chief Financial Officer