Form 10-K
period 2000-05-31
AEHR TEST SYSTEMS
filed 2000-08-29
CIK 1040470

=============================================================================


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required).
                    For the fiscal year ended May 31, 2000
                                      or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required).
     For the transition period from ________________ to ________________

                       Commission file number: 333-28987.


                               AEHR TEST SYSTEMS
              (Exact name of Registrant as specified in its charter)

          CALIFORNIA                                 94-2424084
(State or other jurisdiction of          (IRS Employer Identification Number)
 incorporation or organization)

     400 KATO TERRACE, FREMONT, CA                      94539
(Address of principal executive offices)              (Zip Code)

   Registrant's telephone number, including area code: (510) 623-9400

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
K or any amendment to this Form 10-K.   [X]

     The aggregate market value of the Registrant's Common Stock, par value $.01 per share, held by non-affiliates of the Registrant, based upon the closing price of $7.125 on July 31, 2000, as reported on the Nasdaq National Market, was approximately $41,630,000. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock (other than such persons of whom the Registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

     The number of shares of Registrant's Common Stock, par value $.01 per share, outstanding at July 31, 2000 was 7,008,072.

Documents Incorporated By Reference

    Certain information required by Items 10, 11, 12 and 13 of this report on Form 10-K is incorporated by reference from the Registrant's proxy statement for the Annual Meeting of Shareholders to be held on October 24, 2000 (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year ended May 31, 2000.

=====================================================================

                               AEHR TEST SYSTEMS

                                   FORM 10-K
                       FISCAL YEAR ENDED MAY 31, 2000

                               TABLE OF CONTENTS

                                    PART I
Item  1.      Business ...............................................      3
Item  2.      Properties  ............................................     10
Item  3.      Legal Proceedings ......................................     10
Item  4.      Submission of Matters to a Vote of Security Holders ....     10


                                    PART II

Item  5.      Market for the Registrant's Common Equity and Related
                Shareholder Matters ..................................     11
Item  6.      Selected Financial Data ................................     12
Item  7.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations ............................     13
Item 7a.      Quantitative and Qualitative Disclosures about
                Market Risks .........................................     25
Item  8.      Financial Statements and Supplementary Data ............     26
Item  9.      Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure ..................     43


                                   PART III

Item 10.      Directors and Executive Officers of the Registrant .....     43
Item 11.      Executive Compensation .................................     43
Item 12.      Security Ownership of Certain Beneficial Owners and
                Management ...........................................     43
Item 13.      Certain Relationships and Related Transactions .........     44

                                    PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on
                Form 8-K .............................................     44



              Signatures .............................................     47

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

                                    PART I

Item 1.   Business

THE COMPANY

    Aehr Test Systems develops, manufactures and sells systems which are designed to reduce the cost of testing DRAMs and other memory devices, perform reliability screening or burn-in of complex logic and memory devices, and enable integrated circuit (IC) manufacturers to perform test and burn-in of bare die. Leveraging its expertise as a long-time leading provider of burn-in equipment, with over 2,000 systems installed worldwide, the Company has developed and introduced two innovative product families, the MTX system and the DiePakr carrier. The MTX is a massively parallel test system capable of processing thousands of memory devices simultaneously. The MTX system performs not only burn-in but also many of the tests traditionally performed in final test by lower-throughput, higher-cost memory testers. The DiePak carrier is a reusable, temporary package that enables IC manufacturers to perform cost-effective final test and burn-in of bare die.

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

    Testing and reliability screening involves multiple steps. The first set of tests is typically performed before the processed semiconductor wafer is cut into individual die, in order to avoid the cost of packaging defective die into their plastic or ceramic packages. After the die are packaged and before they undergo reliability screening, a short test is typically performed in order to detect packaging defects. Most leading-edge microprocessors, microcontrollers, digital signal processors, and memory ICs then undergo an extensive reliability screening and stress testing procedure known as "burn-in." The burn-in process screens for early failures by operating the IC at elevated voltages and temperatures, usually at 125 degrees Celsius (257 degrees Fahrenheit), for periods typically ranging from 12 to 48 hours. A burn-in system can process thousands of ICs simultaneously. After burn-in, the ICs undergo a final test process using automatic test equipment ("testers"). Traditional memory testers can test up to 64 ICs simultaneously and perform a variety of tests at multiple temperatures.

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

MASSIVELY PARALLEL TEST SYSTEM

    The MTX massively parallel test system is designed to reduce the cost of memory test by processing thousands of memory devices simultaneously, including DRAMs, SDRAMs, Rambus DRAMs, SRAMs and most application-specific memories. The MTX system can perform a significant number of tests usually performed by traditional memory testers, including pattern sensitivity tests, functional tests, data retention tests and refresh tests. The Company estimates that transferring these tests from traditional memory testers to the MTX system can reduce by up to 70% the time that a memory device must be tested by a traditional memory tester, thereby reducing the required number of memory testers and, consequently, reducing capital and operating costs.

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

    Devices being tested are placed on PTBs and loaded into environmental chambers which typically operate at temperatures from 25 degrees Celsius (77 degrees Fahrenheit) up to 150 degrees Celsius (302 degrees Fahrenheit) (optional chambers can produce temperatures as low as -55 degrees Celsius (- 67 degrees Fahrenheit)). A single PTB can hold up to 336 64 megabit ("Mb") Rambus DRAMs, and a production chamber holds 30 PTBs, resulting in up to 10,080 devices being tested in a single system. For production environments, the system may include an automatic PTB insertion/ejection mechanism for more efficient handling of production quantities of PTBs.

BURN-IN SYSTEMS

    The MAX system is designed for dynamic burn-in of memory and logic devices. The production version holds 64 burn-in boards ("BIBs"), each of which may hold 350 or more devices, resulting in a system capacity of 22,400 or more memory devices. The MAX system's 48-channel pin electronics and ability to run stored test patterns also allow it to be used for application-specific memory devices and many logic devices. The pin electronics are designed to provide precisely-controlled voltages and signals to the devices on the BIBs and to protect them from damage during the burn-in process. The MAX system features multi-tasking Windows NT-based software which includes lot tracking and reporting software that are needed for production and military applications. The MAX3 system, introduced in fiscal 1999, increases the pin electronics to 96 channels, and handles the latest low voltage ICs. The MAX3 also has extended stored test program capability for more complete exercise and output monitoring of complex logic devices such as digital signal processors.

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

    Sales to the Company's five largest customers accounted for approximately 64.3%, 62.7% and 75.2% of its net sales in fiscal 2000, 1999 and 1998, respectively. During fiscal 2000, Texas Instruments, Formosa Advanced Technologies Co. Ltd. and First International Computer Inc. accounted for 22.8%, 19.2% and 13.5% of the Company's net sales, respectively. During fiscal 1999, Infineon (formerly the semiconductor group of Siemens), Texas Instruments and Motorola accounted for 21.9%, 18.1% and 11.9% of the Company's net sales, respectively. During fiscal 1998, Infineon and Motorola accounted for 47.0% and 12.8% of the Company's net sales, respectively. No other customers represented more than 10% of the Company's net sales for any of such periods. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. In addition, sales to particular customers may fluctuate significantly from quarter to quarter. The loss of or reduction or delay in orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect the Company's business, financial condition and operating results.

MARKETING, SALES AND CUSTOMER SUPPORT

    The Company has sales and service operations in the United States, Japan and Germany and has established a network of distributors and sales representatives in other key parts of the world.

    The Company's customer service and support program includes system installation, system repair, applications engineering support, spare parts inventories, customer training, and documentation. The Company has both applications engineering and field service personnel located at the corporate headquarters in Fremont, California and at the Company's subsidiaries in Japan and Germany . The Company's distributors provide applications and field service support in other parts of the world. The Company customarily provides a warranty on its products. The Company offers service contracts on its systems directly and through its subsidiaries, distributors, and representatives.

BACKLOG

    As of May 31, 2000 and 1999, the Company's backlog was $9.7 million and $1.8 million, respectively. The significant increase in backlog was primarily the result of strong demand for the Company's MAX3 dynamic burn-in systems coupled with the upturn of the semiconductor industry. The Company's backlog consists of product orders for which confirmed purchase orders have been received and which are scheduled for shipment within 12 months. Most orders are subject to rescheduling or cancellation by the customer with limited penalties. Because of the possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments, the Company's backlog as of a particular date may not be indicative of net sales for any succeeding period.

RESEARCH AND PRODUCT DEVELOPMENT

    The Company historically has devoted a significant portion of its financial resources to research and development programs and expects to continue to allocate significant resources to these efforts. The Company's research and development expenses during fiscal 2000, 1999 and 1998 were approximately $5.4 million, $4.9 million and $4.5 million, respectively.

    The Company conducts ongoing research and development to develop new products and to support and enhance existing product lines. The Company is currently developing capability and performance enhancements to the MTX, MAX and ATX systems for future generation ICs. The Company is also developing DiePak carriers to accommodate additional types of devices.

    Building upon the expertise gained in the development of its existing products, the Company is developing a system for performing test and burn-in of entire processed wafers, rather than individual die or packaged parts. This wafer-level burn-in and test project is being financed by the Company and the Defense Advanced Research Projects Agency ("DARPA") under a cost-sharing agreement entered into in 1994. The Company has received $5.9 million from DARPA through May 31, 2000, representing less than 50% of total project spending to date. The Company has demonstrated certain key technologies required for the wafer-level burn-in and test system, and expects to demonstrate feasibility of the system design in fiscal 2001.

MANUFACTURING

    The Company assembles its products from components and parts manufactured by others, including environmental chambers, power supplies, metal fabrications, printed circuit assemblies, integrated circuits, burn-in sockets and interconnect substrates. Final assembly and test are performed within the Company's facilities. The Company's strategy is to use in-house manufacturing only when necessary to protect a proprietary process or if a significant improvement in quality, cost or lead time can be achieved. The Company's principal manufacturing facility is located in Fremont, California. The Company's Tokyo, Japan facility provides final test, limited manufacturing and product customization.

    The Company relies on subcontractors to manufacture many of the components or subassemblies used in its products. The Company's MTX, MAX and ATX systems contain several components, including environmental chambers, power supplies and certain ICs, which are currently supplied by only one or a limited number of suppliers. The DiePak products include an interconnect substrate which has primarily been supplied by Nitto Denko Corporation.
Nitto Denko is continuing to manufacture DiePak substrates, but the Company is also qualifying an alternate supplier for the DiePak substrate. The Company's reliance on subcontractors and single source suppliers involves a number of significant risks, including the loss of control over the manufacturing process, the potential absence of adequate capacity and reduced control over delivery schedules, manufacturing yields, quality and costs. In the event that any significant subcontractor or single source supplier was to become unable or unwilling to continue to manufacture subassemblies, components or parts in required volumes, the Company would have to identify and qualify acceptable replacements. The process of qualifying subcontractors and suppliers could be lengthy, and no assurance can be given that any additional sources would be available to the Company on a timely basis. Any delay, interruption or termination of a supplier relationship could have a material adverse effect on the Company's business, financial condition and operating results.

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

    The Company's MAX and ATX monitored and dynamic burn-in systems increasingly have faced and are expected to continue to face severe competition, especially from local, low cost manufacturers.

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

PROPRIETARY RIGHTS

    The Company relies primarily on the technical and creative ability of its personnel, its proprietary software, and trade secret and copyright protection, rather than on patents, to maintain its competitive position.
The Company's proprietary software is copyrighted and licensed to the Company's customers. The Company currently holds five issued United States patents and has several additional United States patent applications and foreign patent applications pending. The Company has one United States trademark registration. One issued patent covers the method used to connect the PTBs with the MTX system. Another issued patent relating to the MTX includes claims covering certain details of the electronic implementation used to obtain high performance in the MTX system and also covering certain testing methods.

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

    There are no pending claims against the Company regarding infringement of any patents or other intellectual property rights of others. However, the Company may receive, in the future, communications from third parties asserting intellectual property claims against the Company. Such claims could include assertions that the Company's products infringe, or may infringe, the proprietary rights of third parties, requests for indemnification against such infringement or suggest the Company may be interested in acquiring a license from such third parties. There can be no assurance that any such claim made in the future will not result in litigation, which could involve significant expense to the Company, and, if the Company is required or deems it appropriate to obtain a license relating to one or more products or technologies, there can be no assurance that the Company would be able to do so on commercially reasonable terms, or at all.

EMPLOYEES

    As of July 31, 2000, the Company and its two foreign subsidiaries employed 128 persons full-time, of whom 27 were engaged in research, development, and related engineering, 46 in manufacturing, 41 in marketing, sales, and customer support, and 14 in general administration and finance. The Company's subsidiary in Japan employs 25 people. In addition, the Company from time to time employs a number of part-time employees and contractors, particularly in manufacturing. The Company's success is in part dependent on its ability to attract and retain highly skilled workers, who are in high demand. None of the Company's employees is represented by a union and the Company has never experienced a work stoppage. Management considers its relations with its employees to be good.

GEOGRAPHIC AREAS

    The Company operates in several geographic areas. Selected financial information is included in Part II, Item 8, Note 11 "Segment Information, Foreign Operations" and certain risks related to such operations are discussed in Part II, Item 7, under the heading "Dependence on International Sales and Operations."

                                    MANAGEMENT

EXECUTIVE OFFICERS AND DIRECTORS

    The directors of the Company are elected annually. The executive officers of the Company serve with no specific term of office. The executive officers and directors of the Company are as follows:

Name of Executive Officer   Age       Positions with the Company
--------------------------  ----  -----------------------------------
Rhea J. Posedel............  58   Chief Executive Officer and
                                    Chairman of the Board of Directors

Carl J. Meurell ...........  40   President and Chief Operating Officer

Gary L. Larson.............  50   Vice President of Finance and Chief
                                    Financial Officer

William D. Barraclough.....  56   Vice President of Test Systems
                                    Engineering

Carl N. Buck...............  48   Vice President of Marketing

Richard F. Sette...........  62   Vice President of Operations

Yasushi Naitoh.............  47   President, Aehr Test Systems Japan

William W. R. Elder (1)(2).  60   Director

Mukesh Patel (2)...........  42   Director

Mario M. Rosati (1)........  54   Director and Secretary

------------------------
(1) Member of the Compensation Committee.

(2) Member of the Audit Committee.


    RHEA J. POSEDEL is a founder of the Company and has served as Chief Executive Officer and Chairman of the Board of Directors since its inception in 1977. From the Company's inception through May 2000, Mr. Posedel also served as President. Prior to founding the Company, Mr. Posedel held various project engineering and engineering managerial positions at Lockheed Martin Corporation (formerly "Lockheed Missile & Space Corporation"), Ampex Corporation, and Cohu, Inc. He received a B.S. in Electrical Engineering from the University of California, Berkeley, an M.S. in Electrical Engineering from San Jose State University and an M.B.A. from Golden Gate University.

    CARL J. MEURELL joined the Company as Vice President of Worldwide Sales in March 1999 and was elected President and Chief Operating Officer in June 2000. From May 1996 to March 1999, Mr. Meurell served as Vice President and General Manager of the test and repair division of Photon Dynamics, a supplier of test inspection and repair systems for the flat panel display industry. From April 1995 to May 1996, he served as a director at Megatest, a division of Teradyne, Inc. From October 1993 to April 1995, he served as Vice President and General Manager of Catapult Software Training, an IBM company. From December 1980 to October 1993, he held various sales management positions at Megatest. Mr. Meurell received an A.S. in Electrical Engineering Technology, with distinction, from Pennsylvania State University, a B.S. in Electronic Engineering, magna cum laude, from the University of Massachusetts and an M.B.A. from Union College.

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

    MUKESH PATEL was appointed to the Company's Board of Directors in June 1999. Mr. Patel co-founded SMART Modular Technologies, Inc., where he served on its Board of Directors since its inception and he acted in various executive capacities from 1989 to 1999. Mr. Patel holds a B.S. degree in Engineering with emphasis on digital electronics from Bombay University, India. Mr. Patel is a director of Krypton Isolation, Inc., Jedi Technologies, Inc., and Yatra Corporation.

    MARIO M. ROSATI has been a director of the Company since 1977. He is a member of the law firm Wilson Sonsini Goodrich & Rosati, Professional Corporation which he joined in 1971. Mr. Rosati is a graduate of Boalt Hall, University of California at Berkeley. Mr. Rosati is a director of Genus, Inc., Sanmina Corporation, Ross Systems, Inc., MyPoints.com, Symyx Technologies, Inc., The Management Network Group, Inc., and Vivus, as well as several privately-held companies.

DIRECTORS' COMPENSATION AND OTHER ARRANGEMENTS

    Rhea J. Posedel, the only inside director of the Company, does not receive any cash compensation for his services as a member of the Board of Directors. Each outside director receives (1) an annual retainer of $5,000,
(2) $1,000 for each regular board meeting he attends, and (3) $500 for each committee meeting he attends if not held in conjunction with a regular board meeting, in addition to being reimbursed for certain expenses incurred in attending Board and committee meetings. An inside director is a director who is a regular employee of the Company, whereas an outside director is not an employee of the Company. Directors are eligible to participate in the Company's stock option plans. Outside directors were granted no options in fiscal 1998. Outside directors William Elder, Mario Rosati and David Torresdal were each granted options to purchase 5000 shares at $4.25 per share in fiscal 1999, and 5,000 shares at $5.06 per share in fiscal 2000. Outside director Mukesh Patel was granted options to purchase 15,000 shares at $3.88 per share and 5,000 shares at $5.06 per share in fiscal 2000. Mr. Torresdal, a long-term director of the Company, passed away during fiscal 2000.

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

Item 2.   Properties

    The Company's principal administrative and production facilities are located in Fremont, California, in a 51,289 square foot building. The lease on this building expires in December 2009; the Company has an option to extend the lease of its headquarters building for an additional five years period at rates to be determined. The Company's Japan facility is located in Tokyo in an 11,029 square foot building under a lease which expires in 2004. The Company leases a sales and support office on a month-to-month basis in Utting, Germany. The Company's and its subsidiaries' annual rental payments currently aggregate approximately $1.3 million. The Company believes that alternate facilities would be available if needed.


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

                                                        High       Low
                                                      --------- ---------
Fiscal 1999:
 First quarter ended August 31, 1998................    $ 6.44    $ 4.13
 Second quarter ended November 30, 1998.............      5.50      3.19
 Third quarter ended February 28, 1999..............      7.38      4.13
 Fourth quarter ended May 31, 1999..................      6.38      3.75

Fiscal 2000:
 First quarter ended August 31, 1999................    $ 5.06    $ 3.63
 Second quarter ended November 30, 1999.............      5.63      4.38
 Third quarter ended February 29, 2000..............      7.25      4.00
 Fourth quarter ended May 31, 2000..................     10.00      4.88


        At August 7, 2000, the Company had 131 holders of record of its Common Stock. The Company estimates the number of beneficial owners of the Company's Common Stock at August 7, 2000 to be 784.

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

(b)  Use of Proceeds from the IPO:

        On August 18, 1997, the Company's Registration Statement on Form S-1 covering the IPO of 3,600,000 shares of the Company's Common Stock, Commission file number 333-28987, was declared effective. The net proceeds of the IPO to the Company (after deducting expenses in connection with the IPO) were $26,832,297. From the effective date of the Registration Statement, the net proceeds have been used for the following purposes:


Purchase and installation of machinery and equipment          $ 2,439,274
Repayment of indebtedness                                       4,455,179
Working capital                                                 5,956,000
Temporary investments, including cash and cash equivalents     13,981,844
                                                             ------------
Total                                                         $26,832,297
                                                             ============

Item 6.   Selected Financial Data (in thousands except per share data):

                                                                   Fiscal Year Ended May 31,
                                                   ------------------------------------------------------
                                                       2000       1999       1998       1997       1996
                                                   ---------- ---------- ---------- ---------- ----------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net sales.....................................        $24,505    $18,146    $40,805    $42,020    $33,234
Cost of sales.................................         17,267     12,201     24,359     25,715     19,942
                                                   ---------- ---------- ---------- ---------- ----------
Gross profit..................................          7,238      5,945     16,446     16,305     13,292
                                                   ---------- ---------- ---------- ---------- ----------
Operating expenses:
  Selling, general and administrative.........          7,930      6,892      8,618      8,878      7,534
  Research and development....................          5,367      4,918      4,529      4,536      4,113
  Research and development cost
    reimbursement--DARPA .....................           (866)    (1,233)      (900)      (793)      (891)
                                                   ---------- ---------- ---------- ---------- ----------
    Total operating expenses..................         12,431     10,577     12,247     12,621     10,756
                                                   ---------- ---------- ---------- ---------- ----------
Income (loss) from operations.................         (5,193)    (4,632)     4,199      3,684      2,536
Interest income...............................            985      1,199      1,048          -          -
Interest expense..............................            (11)       (15)      (144)      (577)      (446)
Other income (expense), net...................            498        441       (364)      (565)      (559)
                                                   ---------- ---------- ---------- ---------- ----------
Income (loss) before income taxes and
  minority interest in subsidiary.............         (3,721)    (3,007)     4,739      2,542      1,531
Income tax expense (benefit)..................         (1,116)      (677)     2,334       (773)       130
Minority interest in subsidiary...............              -          -          -          -        (1)
                                                   ---------- ---------- ---------- ---------- ----------
Net income (loss).............................        $(2,605)   $(2,330)    $2,405     $3,315     $1,400
                                                    ========== =========== ========= ========== =========

Net income (loss) per share (basic)...........        $ (0.38)   $ (0.34)    $ 0.38     $ 0.77     $ 0.33
Net income (loss) per share (diluted).........        $ (0.38)   $ (0.34)    $ 0.36     $ 0.74     $ 0.32

Shares used in per share calculation
  Basic.......................................          6,813      6,854      6,327      4,297      4,303
  Diluted.....................................          6,813      6,854      6,761      4,500      4,364


                                                                           May 31,
                                                   ------------------------------------------------------
                                                       2000       1999       1998       1997       1996
                                                   ---------- ---------- ---------- ---------- ----------
CONSOLIDATED BALANCE SHEETS DATA:
Cash and cash equivalents.....................        $ 8,323    $ 5,336    $ 6,748    $ 1,176    $   535
Working capital...............................         30,400     31,016     36,885      7,895      4,799
Total assets..................................         40,729     41,187     47,105     24,389     23,749
Long-term obligations, less current portion...            382        391        168        356        533
Total shareholders' equity....................         34,305     36,678     39,964     10,070      6,789


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    This Management's Discussion and Analysis section and other parts of this Annual Report on Form 10-K contain forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and in "Business." The forward-looking statements contained herein are made as of the date hereof, and the Company assumes no obligation to update such forward-looking statements or to update reasons actual results could differ materially from those anticipated in such forward-looking statements.

OVERVIEW

    The Company was founded in 1977 to develop and manufacture burn-in and test equipment for the semiconductor industry. Since its inception, the Company has sold more than 2,000 systems to semiconductor manufacturers, semiconductor contract assemblers and burn- in and test service companies worldwide. The Company's principal products currently are the MTX massively parallel test system, the MAX and ATX burn-in systems, the DiePak carrier and test fixtures.

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

    In 1994, the Company entered into a cost-sharing agreement with DARPA, a U.S. government agency, under which DARPA is providing co-funding for the development of wafer-level burn-in and test equipment. The contract provides for potential payments by DARPA totaling up to $6.5 million. The agreement provides that (i) the Company shall retain title to all co-funded inventions,
(ii) DARPA will receive a paid-up license to use the inventions for government purposes and (iii) DARPA can require the Company to license the inventions to third parties on reasonable terms if the Company fails to adequately commercialize the inventions. Payments by DARPA depend on satisfaction of development milestones, and DARPA has the right to terminate project funding at any time. The level of payments may vary significantly from quarter to quarter. There can be no assurance that the Company will meet the development milestones or that DARPA will continue funding the project. DARPA payments are reflected as credits to research and development expenses. There also can be no assurance that the development project will result in any marketable products. The Company has completed certain development milestones and received DARPA payments of $5.9 million through May 31, 2000. The remaining funding is subject to milestones scheduled to be completed through September 2000, although the Company believes that completion of certain milestones will be delayed beyond that date.

    The Company has a wholly-owned subsidiary in Germany which performs sales and service and a 94.8% owned subsidiary in Japan, which performs sales, service and limited product engineering and manufacturing. The Company's consolidated financial statements combine the subsidiaries' financial results with those of the Company and account for the minority shareholders' interest in the Japanese subsidiary. There was no minority interest recorded in the financial statements at May 31, 2000, May 31, 1999 and May 31, 1998 due to the subsidiary's cumulative losses and shareholder deficit.

    The Company's net sales consist primarily of sales of systems, die carriers, test fixtures, upgrades and spare parts and revenues from service contracts. The Company recognizes revenue upon shipment of product provided no significant obligations remain and collectability is probable. Provision for estimated future warranty costs is recorded at the time the products are shipped.

    A substantial portion of the Company's net sales is derived from the sale of products for overseas markets. Consequently, an increase in the value of the U.S. Dollar relative to foreign currencies would increase the cost of the Company's products compared to products sold by local companies in such markets. Although most sales to German customers are denominated in dollars, substantially all sales to Japanese customers are denominated in yen. Since the price is determined at the time a purchase order is accepted, the Company is exposed to the risks of fluctuations in the yen-dollar exchange rate during the lengthy period from purchase order to ultimate payment. The length of time between receipt of order and ultimate payment typically ranges from six to twelve months. The exchange rate risk is partially offset to the extent the Company's Japanese subsidiary incurs yen-denominated expenses. To date, the Company has not invested in instruments designed to hedge currency risks, but it may do so in the future. The Company's Japanese subsidiary typically carries debt or other obligations due to the Company that may be denominated in either yen or dollars. Since the financial statements of the Japanese subsidiary are based in yen and the Company's financial statements are based in dollars, the Japanese subsidiary and the Company recognize income or loss in any period in which the value of the yen rises or falls in relation to the dollar.

    In accordance with SFAS 86, the Company capitalizes its systems software development costs incurred after a system achieves technological feasibility and before first commercial shipment. Such costs typically represent a small portion of total research and development costs. Capitalized cost, net of accumulated amortization, of approximately $57,000 was included as of May 31, 1997. System software development costs were fully amortized as of May 31, 1998, and no new system software development costs were capitalized in fiscal 1999 and 2000. .

RESULTS OF OPERATIONS

    The following table sets forth statements of operations data as a percentage of net sales for the periods indicated.


                                                      Year Ended May 31,
                                                ----------------------------
                                                   2000     1999     1998
                                                --------- --------- --------
Net sales ................................         100.0%   100.0%   100.0%
Cost of sales ............................          70.5     67.2     59.7
                                                --------- --------- --------
Gross profit .............................          29.5     32.8     40.3

Operating expenses:
  Selling, general and administrative ....          32.3     38.0     21.1
  Research and development ...............          21.9     27.1     11.1
  Research and development cost
    reimbursement--DARPA .................          (3.5)    (6.8)    (2.2)
                                                --------- --------- --------
    Total operating expenses .............          50.7     58.3     30.0
                                                --------- --------- --------
    Income (loss) from operations ........         (21.2)   (25.5)    10.3

Interest income ..........................           4.0      6.6      2.6
Interest expense .........................          (0.0)    (0.1)    (0.4)
Other income (expense), net ..............           2.0      2.4     (0.9)
                                                --------- --------- --------

    Income (loss) before income taxes ....         (15.2)   (16.6)    11.6

Income tax expense (benefit) .............          (4.6)    (3.8)     5.7
                                                --------- --------- --------
Net income (loss) ........................         (10.6)%  (12.8)%    5.9%
                                                ========= ========= ========


FISCAL YEAR ENDED MAY 31, 2000 COMPARED TO FISCAL YEAR ENDED MAY 31, 1999

    NET SALES. Net sales consist primarily of sales of systems, die carriers, test fixtures, upgrades and spare parts and revenues from service contracts. Net sales increased to $24.5 million in the fiscal year ended May 31, 2000 from $18.1 million in the fiscal year ended May 31, 1999, an increase of 35.0%. The increase in net sales in fiscal 2000 resulted primarily from increased shipments of MTX products. The Company anticipates that net sales in the first quarter of fiscal 2001 will increase compared to net sales in the fourth quarter of fiscal 2000.

    GROSS PROFIT. Gross profit consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit increased to $7.2 million in the fiscal year ended May 31, 2000 from $5.9 million in the fiscal year ended May 31, 1999, an increase of 21.7%. The increase in gross profit was primarily due to the increase in net sales. Gross profit margin decreased to 29.5% in the fiscal year ended May 31, 2000 from 32.8% in the fiscal year ended May 31, 1999. The decrease in gross profit margin was primarily the result of a higher proportion of sales of lower margin MTX products and an increase in provision for inventory reserves, partially offset by manufacturing overhead expenses spreading over higher shipment levels and margin increases of most other products of the Company. The Company anticipates that gross profit margin in the first quarter of fiscal 2001 will increase compared to gross profit margin in the fourth quarter of fiscal 2000.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related costs of employees, customer support costs, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses increased to $7.9 million in the fiscal year ended May 31, 2000 from $6.9 million in the fiscal year ended May 31, 1999, an increase of 15.1%.
The increase in SG&A expenses was primarily due to increases in employment related expenses, commissions paid to outside sales representatives relating to higher levels of shipments and product support expenses. As a percentage of net sales, SG&A expenses decreased to 32.3% in the fiscal year ended May 31, 2000 from 38.0% in the fiscal year ended May 31, 1999, reflecting higher net sales.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses increased to $5.4 million in the fiscal year ended May 31, 2000 from $4.9 million in the fiscal year ended May 31, 1999, an increase of 9.1%. The increase in R&D expenses was primarily due to increases in engineering project material expenses. As a percentage of net sales, R&D expenses decreased to 21.9% in the fiscal year ended May 31, 2000 from 27.1% in the fiscal year ended May 31, 1999, reflecting higher net sales.

    RESEARCH AND DEVELOPMENT COST REIMBURSEMENT - DARPA. Research and development cost reimbursement - DARPA ("R&D - DARPA") is a credit representing reimbursements by DARPA of costs incurred in the Company's wafer-level burn-in development project. R&D - DARPA decreased to $866,000 in the fiscal year ended May 31, 2000 from $1.2 million in the fiscal year ended May 31, 1999, a decrease of 29.8%. Payments by DARPA depend on satisfaction of development milestones, and the level of payments may vary significantly from fiscal year to fiscal year. As of May 31, 2000, there were no outstanding payments due from DARPA. The Company anticipates that there will not be any DARPA credit reported in the first quarter of fiscal 2001.

    INTEREST INCOME. Interest income decreased to $985,000 in the fiscal year ended May 31, 2000 from $1.2 million in the fiscal year ended May 31, 1999, a decrease of 17.8%. The decrease in interest income was primarily the result of a lower level of cash and investments in fiscal 2000 than in fiscal 1999.

    INTEREST EXPENSE. Interest expense decreased to $11,000 in the fiscal year ended May 31, 2000 from $15,000 in the fiscal year ended May 31, 1999, a decrease of 26.7%. The decrease in interest expense was primarily the result of a lower long-term debt outstanding in fiscal 2000.

    OTHER INCOME (EXPENSE), NET. Other income, net increased to $498,000 in the fiscal year ended May 31, 2000, from $441,000 in the fiscal year ended May 31, 1999 an increase of 12.9%. The increase in other income, net was primarily due to currency exchange gains recorded in the fiscal year ended May 31, 2000.

    INCOME TAX EXPENSE (BENEFIT). Income tax benefit was $1.1 million in the fiscal year ended May 31, 2000, compared with income tax benefit of $677,000 in the fiscal year ended May 31, 1999. The income tax benefit in the fiscal year ended May 31, 2000 was primarily due to the tax benefit recorded as a result of losses incurred in the Company's U.S. operations. Such tax benefit will be carried back to previous fiscal years in which the Company paid taxes when its U.S. operations were profitable. The Company's Japanese subsidiary has experienced significant cumulative losses since fiscal 1993, and thus generated certain net operating losses available to offset future taxes payable in Japan. As a result of the subsidiary's cumulative operating losses, a valuation allowance has been established for the full amount of the subsidiary's net deferred tax assets. The income tax rate did not approximate the statutory tax rates of the jurisdictions in which the Company operates because no tax benefit was recorded for losses in the Company's Japanese subsidiary.

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

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased to $6.9 million in the fiscal year ended May 31, 1999 from $8.6 million in the fiscal year ended May 31, 1998, a decrease of 20.0%. The decrease in SG&A expenses was primarily due to decreases in employment related expenses, commissions paid to outside sales representatives, and a reduction in provision for doubtful accounts. As a percentage of net sales, SG&A expenses increased to 38.0% in the fiscal year ended May 31, 1999 from 21.1% in the fiscal year ended May 31, 1998, reflecting lower net sales.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased to $4.9 million in the fiscal year ended May 31, 1999 from $4.5 million in the fiscal year ended May 31, 1998, an increase of 8.6%. The increase in R&D expenses was primarily due to increases in professional consulting and employment related expenses. As a percentage of net sales, R&D expenses increased to 27.1% in the fiscal year ended May 31, 1999 from 11.1% in the fiscal year ended May 31, 1998, reflecting lower net sales.

    RESEARCH AND DEVELOPMENT COST REIMBURSEMENT - Research and development cost reimbursement - DARPA increased to $1.2 million in the fiscal year ended May 31, 1999 from $900,000 in the fiscal year ended May 31, 1998, an increase of 37.0%.

    INTEREST INCOME. Interest income increased to $1.2 million in the fiscal year ended May 31, 1999 from $1.0 million in the fiscal year ended May 31, 1998, an increase of 14.5%. Interest income in both fiscal years was primarily due to investment income from the proceeds obtained from the initial public offering in August 1997.

    INTEREST EXPENSE. Interest expense decreased to $15,000 in the fiscal year ended May 31, 1999 from $144,000 in the fiscal year ended May 31, 1998, a decrease of 89.6%. Interest expense in the fiscal year ended May 31, 1998 was primarily due to the short-term domestic debt which was subsequently repaid whereas interest expense in the fiscal year ended May 31, 1999 was primarily due to the Company's Japanese subsidiary's long-term borrowings in Japan.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary source of liquidity has been generated from the Company's August 1997 initial public offering, which resulted in net proceeds to the Company of approximately $26.8 million. As of May 31, 2000, the Company had $15.7 million in cash and short-term investments.

    Net cash used in operating activities was approximately $6.0 million for the fiscal year ended May 31, 2000, and net cash provided by operating activities was $342,000 for the fiscal year ended May 31, 1999. For the fiscal year ended May 31, 2000, net cash used in operating activities was due primarily to net loss of $2.6 million, increase in accounts receivable of $2.8 million, increase in inventory of $1.9 million and increase in other current assets of $1.0 million, partially offset by increase in accounts payable of $1.6 million. For the fiscal year ended May 31, 1999, net cash provided by operating activities was due primarily to decrease in accounts receivable of $3.8 million and decrease in inventories of $2.7 million, partially offset by net loss of $2.3 million, decrease in accrued expenses and deferred revenue of $1.9 million and decrease in accounts payable of $1.4 million.

    Net cash provided by investing activities was approximately $8.5 million for the fiscal year ended May 31, 2000 and net cash used in investing activities was $1.4 million for the fiscal year ended May 31, 1999. Net cash provided by investing activities for the fiscal year ended May 31, 2000 was primarily due to sale of short-term and long-term investments, partially offset by the acquisition of property and equipment. Net cash used in investing activities during the fiscal year ended May 31, 1999 was primarily due to purchase of long-term investments and acquisition of property and equipment, partially offset by sale of short-term investments.

    Financing activities provided cash of approximately $356,000 in the fiscal year ended May 31, 2000 and used cash of $356,000 in the fiscal year ended May 31, 1999. Net cash provided by financing activities for the fiscal year ended May 31, 2000 was primarily due to proceeds from exercise of stock options, partially offset by principal repayments of the Company's long-term debt and capital lease obligation and the Company's repurchase of 28,200 of its outstanding common shares at an average price of $4.80 . Net cash used in financing activities for the fiscal year ended May 31, 1999 was primarily attributable to the Company's repurchase of 283,500 of its outstanding common shares at an average price of $4.03, partially offset by proceeds from exercise of stock options and increase in long-term debt of the Company's subsidiary in Japan.

    As of May 31, 2000, the Company had working capital of $30.4 million, compared with $31.0 million as of May 31, 1999. Working capital consists of cash and cash equivalents, short-term investments, accounts receivable, inventory and other current assets, less current liabilities.

    The Company announced in August 1998 that its board of directors had authorized the repurchase of up to 1,000,000 shares of its outstanding common shares. The Company may repurchase the shares in the open market or in privately negotiated transactions, from time to time, subject to market conditions. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase program may be interrupted or discontinued at any time. Any such repurchase of shares, if consummated, may use a portion of the Company's working capital. As of May 31, 2000, the Company had repurchased 311,700 shares at an average price of $4.10. Shares repurchased by the Company are cancelled.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 amends Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments including standalone instruments, as forward currency exchange contracts and interest rate swaps or embedded derivatives and requires that these instruments be marked-to-market on an ongoing basis. These market value adjustments are to be included either in the income statement or stockholders' equity, depending on the nature of the transaction. We are required to adopt SFAS 133 in the first quarter of our fiscal year 2001. We are in process of evaluating the effect of SFAS 133 on our financial statements.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Staff Accounting Bulletin was amended in June 2000 to delay the implementation date to the fourth quarter of fiscal year 2001. We are currently evaluating SAB 101 and its effects on the Company's revenue recognition policies and practices.

    In April 2000, the Financial Accounting Standards Board ("FASB") issued FASB interpretation of No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of Accounting Principles Board ("APB") Opinion No. 25. Among other issues, this interpretation clarifies the definition of employees for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in the interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15,

1998, or January 12, 2000, but before the effective date of July 1, 2000, the effect of applying this interpretation is recognized on a prospective basis from July 1, 2000. We are currently reviewing stock grants to determine the impact, if any, that may arise from implementation of this interpretation, although we do not expect the impact, if any, to be material to our financial statements.

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

     FLUCTUATIONS IN OPERATING RESULTS. The Company has experienced and expects to continue to experience significant fluctuations in its quarterly and annual operating results. During fiscal 2000 and 1999, quarterly net sales have been as low as $3.1 million and as high as $7.2 million, and gross margins for quarterly sales have fluctuated between 21.2% and 39.5%. The Company's future operating results will depend upon a variety of factors, including the timing of significant orders, the mix of products sold, changes in pricing by the Company, its competitors, customers or suppliers, the length of sales cycles for the Company's products, timing of new product announcements and releases by the Company and its competitors, market acceptance of new products and enhanced versions of the Company's products, capital spending patterns by customers, timing of completion and approval of DARPA development milestones, manufacturing inefficiencies associated with new product introductions by the Company, the Company's ability to produce systems and products in volume and meet customer requirements, product returns and customer acceptance of product shipments, volatility in the Company's targeted markets, political and economic instability, natural disasters, regulatory changes, possible disruptions caused by expanding existing facilities or moving into new facilities, expenses associated with acquisitions and alliances, and various competitive factors, including price-based competition and competition from vendors employing other technologies. The Company's gross margins have varied and will continue to vary based on a variety of factors, including the mix of products sold, sales volume, and the amount of products sold under volume purchase arrangements, which tend to have lower selling prices. Accordingly, past performance may not be indicative of future performance.

    DEPENDENCE ON TIMING AND SIZE OF SALES ORDERS AND SHIPMENT. The Company derives a substantial portion of its revenues from the sale of a relatively small number of systems which typically range in purchase price from approximately $100,000 to over $1.0 million. As a result, the loss or deferral of a limited number of system sales could have a material adverse effect on the Company's net sales and operating results in a particular period. All customer purchase orders are subject to cancellation or rescheduling by the customer with limited penalties, and, therefore, backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. From time to time, cancellations and rescheduling of customer orders have occurred, and delays by the Company's suppliers in providing components or subassemblies to the Company have caused delays in the Company's shipments of its own products. There can be no assurance that the Company will not be materially adversely affected by future cancellations and rescheduling. A substantial portion of net sales typically are realized near the end of each quarter. A delay or reduction in shipments near the end of a particular quarter, due, for example, to unanticipated shipment rescheduling, cancellations or deferrals by customers, customer credit issues, unexpected manufacturing difficulties experienced by the Company, or delays in deliveries by suppliers, could cause net sales in a particular quarter to fall significantly below the Company's expectations. As the Company incurs expenses in anticipation of future sales levels, the Company's results of operations may be adversely affected if such sales levels are not achieved.

    RECENT OPERATING LOSSES. The Company incurred an operating loss of $5.2 million and $4.6 million in fiscal 2000 and 1999, respectively. The Company also incurred operating losses of $2.1, $4.2 and $2.4 million in fiscal 1995, 1994 and 1993, respectively. The Company operated profitably from fiscal 1996 to 1998, due to increased net sales that were substantially the result of sales of new products, particularly sales of MTX systems. In fiscal 1998, the Company began to feel the industry slowdown due to uncertainties caused primarily by the financial crisis in Asia and DRAM overcapacity and recorded operating losses in fiscal 1999 and 2000. Although the Company anticipates it will return to profitability within the first two quarters of fiscal 2001, there can be no assurance that the Company's net sales will continue to rebound or that the Company will remain profitable in fiscal 2001 or later years.

    DEPENDENCE ON MARKET ACCEPTANCE OF MTX SYSTEM. A principal element of the Company's strategy is to capture an increasing share of the memory test equipment market through sales of the MTX massively parallel test system.
The MTX is designed to perform both burn-in and many of the final test functions currently performed by high-cost memory testers and the market for MTX systems is still in the early stages of development. The Company's strategy depends, in part, upon its ability to persuade potential customers that the MTX system can successfully perform a significant portion of such final test functions and that transferring such tests to MTX systems will reduce their overall capital and test costs. Although the Company expects an increase in quote activity for MTX systems in the first half of fiscal 2001 there can be no assurance that the Company's strategy will be successful.
The failure of the MTX system to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and operating results.

    Market acceptance of the MTX system is subject to a number of risks. Through the end of fiscal 2000, several companies purchased evaluation units of the MTX system, but only three customers have purchased production quantities. There are no long-term volume purchase commitments with any of these customers. There can be no assurance that these customers will continue to purchase MTX systems for their production facilities. Since most potential customers have successfully relied on memory testers for many years and their personnel understand the use and maintenance of such systems, the Company anticipates that they may be reluctant to change their procedures in order to transfer test functions to the MTX system. Before a customer will transfer test functions to the MTX, the test programs must be translated for use with the MTX and lengthy correlation tests must be performed.
Correlation testing may take up to six months or more. Furthermore, MTX system sales are expected to be primarily limited to new facilities and to existing facilities being upgraded to accommodate new product generations, such as the transition to new memory technologies, such as Rambus or Double Data Rate DRAMs. Construction of new facilities and upgrades of existing facilities have in some cases been delayed or canceled during this semiconductor industry downturn. Other companies have purchased MTX systems which are being used in quality assurance and engineering applications, and the Company believes that some of these companies are evaluating the MTX for use in production applications. Market acceptance of the MTX system may also be affected by a reluctance of IC manufacturers to rely on relatively small suppliers such as the Company.

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

    The emergence of the bare die market and broad acceptance of the DiePak carrier are subject to a number of risks. The Company believes that the growth of the bare die market depends largely on the relative cost and benefits to the manufacturers of PCs and other electronic products of using bare die rather than alternative IC packaging methods. There can be no assurance that electronic manufacturers will perceive that the benefits of KGD justify its potentially higher cost, and acceptance of KGD for many applications may therefore be limited. In addition, electronics manufacturers must change their manufacturing processes in order to use KGD, but electronics manufacturers typically have substantial investments in existing manufacturing technology and have historically been slow in transitioning to new technologies.

    The adoption of the DiePak products by IC manufacturers and burn-in and test services companies typically will involve a lengthy qualification. Such qualification processes have delayed high volume sales of DiePak products by the Company. Motorola is the only customer to have ordered DiePak products in production quantities. Motorola accounted for approximately 88%, 54% and 87% of the Company's net sales of DiePak products in fiscal 2000, 1999 and 1998, respectively. Sales to Motorola, which include both DiePak products and other products, are made pursuant to individual purchase orders. There is no long-term volume purchase commitment. There can be no assurance that

Motorola will continue to purchase DiePak products for its production facility. There can also be no assurance that the bare die market will emerge and grow as the Company anticipates, that the DiePak carrier will achieve commercial acceptance, or that the Company will not experience difficulties in ramping up production to meet any increased demand for DiePak products that may develop.

    CUSTOMER CONCENTRATION. The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and contract assemblers account for a substantial portion of the purchases of semiconductor equipment. Sales to the Company's five largest customers accounted for approximately 64.3%, 62.7% and 75.2% of its net sales in fiscal 2000, 1999 and 1998, respectively. During fiscal 2000, Texas Instruments, Formosa Advanced Technologies Co. Ltd. and First International Computer Inc. accounted for 22.8%, 19.2% and 13.5% of the Company's net sales, respectively. During fiscal 1999, Infineon (formerly the semiconductor group of Siemens), Texas Instruments and Motorola accounted for 21.9%, 18.1% and 11.9% of the Company's net sales, respectively. During fiscal 1998, Infineon and Motorola accounted for 47.0% and 12.8% of the Company's net sales, respectively. No other customers represented more than 10% of the Company's net sales for any of such periods. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. In addition, sales to particular customers may fluctuate significantly from quarter to quarter. The loss of or reduction or delay in orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect the Company's business, financial condition and operating results.

    LIMITED MARKET FOR BURN-IN SYSTEMS. Historically, a substantial portion of the Company's net sales were derived from the sale of burn-in systems.
The market for burn-in systems is mature and estimated to be approximately $100 million per year. In general, process control improvements in the semiconductor industry have tended to reduce burn-in times. In addition, as a given IC product generation matures and yields increase, the required burn-in time may be reduced or eliminated. Some burn-in system suppliers primarily provide "monitored" burn-in systems optimized for DRAMs. Sales of monitored burn-in systems have reduced the size of the market segment addressed by the Company's dynamic burn-in systems. IC manufacturers, which historically have been the Company's primary customer base, increasingly outsource test and burn-in to independent test labs which often build their own systems. There can be no assurance that the market for burn-in systems will grow, and sales of the Company's burn-in products could decline.

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

    DEPENDENCE ON INTERNATIONAL SALES AND OPERATIONS. Approximately 73.3%, 72.7% and 70.5% of the Company's net sales for fiscal 2000, 1999 and 1998, respectively, were attributable to sales to customers for delivery outside of the United States. The Company maintains a sales, service, product engineering and manufacturing organization in Japan, and a sales and service organization in Germany. The Company expects that sales of products for delivery outside of the United States will continue to represent a substantial portion of its future revenues. The future performance of the Company will depend, in significant part, upon its ability to continue to compete in foreign markets which in turn will depend, in part, upon a continuation of current trade relations between the United States and foreign countries in which semiconductor manufacturers or assemblers have operations. A change toward more protectionist trade legislation in either the United States or such foreign countries, such as a change in the current tariff structures, export compliance or other trade policies, could adversely affect the Company's ability to sell its products in foreign markets. In addition, the Company is subject to other risks associated with doing business internationally, including longer receivable collection periods and greater difficulty in accounts receivable collection, the burden of complying with a variety of foreign laws, difficulty in staffing and managing global operations, risks of civil disturbance or other events which may limit or disrupt markets, international exchange restrictions, changing political conditions and monetary policies of foreign governments.

    A substantial portion of the Company's sales has been in Asia. Turmoil in the Asian financial markets has resulted, and may result in the future, in dramatic currency devaluations, stock market declines, restriction of available credit and general financial weakness. In addition, DRAM prices have sometimes fallen dramatically and will likely do so again in the future. These developments may affect the Company in several ways. Currency devaluations may make dollar-denominated goods such as those of the Company relatively more expensive for Asian clients. The Company believes that many international semiconductor manufacturers limited capital spending (including the purchase of MTXs) in fiscal 1999, and that the uncertainty of the DRAM market may cause some manufacturers to again delay capital spending plans. These circumstances may also affect the ability of the Company's customers to meet their payment obligations, resulting in cancellations or deferrals of existing orders and the limitation of additional orders. In addition, Asian governments have subsidized some portion of fab construction. Financial turmoil may reduce these governments' willingness to continue such subsidies. Such developments could have a material adverse affect on the Company's business, financial condition and results of operations.

    Because a substantial portion of the Company's net sales is from sales of products for delivery outside the United States, an increase in the value of the U.S. Dollar relative to foreign currencies would increase the cost of the Company's products compared to products sold by local companies in such markets. Approximately 85.7%, 10.9% and 3.4% of the Company's net sales for fiscal 2000 were denominated in U.S. Dollars, Japanese Yen and German Marks, respectively. Although most sales to German customers are denominated in dollars, substantially all sales to Japanese customers are denominated in yen. Since the price is determined at the time a purchase order is accepted, the Company is exposed to the risks of fluctuations in the yen-dollar exchange rate during the lengthy period from purchase order to ultimate payment. This exchange rate risk is partially offset to the extent the Company's Japanese subsidiary incurs yen-denominated expenses. To date, the Company has not invested in instruments designed to hedge currency risks. In addition, the Company's Japanese subsidiary typically carries debt or other obligations due to the Company that may be denominated in either yen or dollars. Since the financial statements of the Japanese subsidiary are based in yen and the financial statements of the Company are based in dollars, the Japanese subsidiary and the Company recognize currency exchange gain or loss in any period in which the value of the yen rises or falls in relation to the dollar. The Company recorded currency exchange gains of $371,000 and
$339,000 in fiscal 2000 and 1999, respectively.   The Company experienced a
currency exchange loss of $385,000 in fiscal 1998.

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

    RAPID TECHNOLOGICAL CHANGE; IMPORTANCE OF TIMELY PRODUCT INTRODUCTION. The semiconductor equipment industry is subject to rapid technological change and new product introductions and enhancements. The Company's ability to remain competitive will depend in part upon its ability to develop new products and to introduce these products at competitive prices and on a timely and cost-effective basis. The Company's success in developing new and enhanced products depends upon a variety of factors, including product selection, timely and efficient completion of product design, timely and efficient implementation of manufacturing and assembly processes, product performance in the field and effective sales and marketing. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both future demand and the technology that will be available to supply that demand. Furthermore, introductions of new and complex products typically involve a period in which design, engineering and reliability issues are identified and addressed by the Company and its suppliers. This process in the past required and in the future is likely to require the Company to incur unreimbursed engineering expenses, and from time to time to experience warranty claims or product returns. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products that satisfy market demand. Any such failure would materially adversely affect the Company's business, financial condition and results of operations.

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

    As is common with new complex and software-intensive products, the Company encountered reliability, design and manufacturing issues as it began volume production and initial installations of certain products at customer sites. The Company places a high priority on addressing these issues as they arise. Certain of these issues in the past have been related to components and subsystems supplied to the Company by third parties which have in some cases limited the ability of the Company to address such issues promptly. When the Company is in an early stage of the life cycle of one of its products, there can be no assurance that reliability, design and manufacturing issues will not be discovered in the future or that such issues, if they arise, can be resolved to the customers' satisfaction or that the resolution of such problems will not cause the Company to incur significant development costs or warranty expenses or to lose significant sales opportunities.

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

    UNCERTAINTIES RELATING TO DARPA FUNDING FOR RESEARCH AND DEVELOPMENT. In 1994, the Company entered into a cost-sharing agreement with DARPA, a U.S. government agency, under which DARPA is providing co-funding for the development of wafer-level burn-in and test equipment. The contract provides for potential payments by DARPA totaling up to $6.5 million. The agreement provides that (i) the Company shall retain title to all co-funded inventions,
(ii) DARPA will receive a paid-up license to use the inventions for government purposes and (iii) DARPA can require the Company to license the inventions to third parties on reasonable terms if the Company fails to adequately commercialize the inventions. Payments by DARPA depend on satisfaction of development milestones, and DARPA has the right to terminate project funding at any time. The level of payments may vary significantly from quarter to quarter. There can be no assurance that the Company will meet the development milestones or that DARPA will continue funding the project. If DARPA funding were discontinued and the Company continued the project, the Company's operating results would be adversely affected. There also can be no assurance that the development project will result in any marketable products. The Company has completed certain development milestones and received DARPA payment of $5.9 million through May 31, 2000. The remaining funding is subject to milestones scheduled to be completed through September 2000, although the Company believes that completion of certain milestones will be delayed beyond that date.

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

    The Company's MAX and ATX monitored and dynamic burn-in systems increasingly have faced and are expected to continue to face severe competition, especially from local, low cost manufacturers. Also, the MAX monitored and dynamic burn-in system faces severe competition from manufacturers of more advanced monitored burn-in systems that perform limited functional tests, including tests designed to ensure the devices receive the specified voltages and signals.

    The Company's DiePak products face significant competition. Texas Instruments Incorporated sells a temporary, reusable bare die carrier which is intended to enable burn-in and test of bare die, and the Company believes that several other companies have developed or are developing other such products. As the bare die market develops the Company expects that other competitors will emerge. The DiePak products also face severe competition from other alternative test solutions. The Company expects that the primary competitive factors in this market will be cost, performance, reliability and assured supply.

    The Company's test fixture products face numerous competitors. There are limited barriers to entry into the BIB market, and as a result, many small companies design and manufacture BIBs, including BIBs for use with the Company's MAX and ATX systems. The Company's strategy is to provide high performance BIBs, and the Company generally does not compete to supply low cost, low performance BIBs. The Company has granted a royalty-bearing license to one company to make PTBs for use with its MTX systems, in order to assure customers of a second source of supply, and the Company may license others as well. Sales of PTBs by licensees result in royalties to the Company but reduce the Company's own sales of PTBs.

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

    CYCLICALITY OF SEMICONDUCTOR INDUSTRY AND CUSTOMER PURCHASES; RISK OF CANCELLATIONS AND RESCHEDULINGS. The Company's operating results depend primarily upon the capital expenditures of semiconductor manufacturers, semiconductor contract assemblers and burn-in and test service companies worldwide, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor and semiconductor equipment industries in general, and the market for DRAMs and other memories in particular, historically have been highly volatile and have experienced periodic downturns and slowdowns, which have had a severe negative effect on the semiconductor industry's demand for semiconductor capital equipment, including test and burn-in systems manufactured and marketed by the Company. These downturns and slowdowns have adversely affected the Company's operating results in the past and in fiscal 1998, 1999 and 2000. In addition, the purchasing patterns of the Company's customers are also highly cyclical because most customers purchase the Company's products for use in new production facilities or for upgrading existing test lines for the introduction of next generation products. Construction of new facilities and upgrades of existing facilities have in some cases been delayed or canceled during the most recent semiconductor industry downturn. A large portion of the Company's net sales are attributable to a few customers and therefore a reduction in purchases by one or more customers could materially adversely affect the Company's financial results. There can be no assurance that the semiconductor industry will grow in the future at the same rates it has grown historically. Any downturn or slowdown in the semiconductor industry would have a material adverse effect on the Company's business, financial condition and operating results. In addition, the need to maintain investment in research and development and to maintain customer service and support will limit the Company's ability to reduce its expenses in response to any such downturn or slowdown period.

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

    DEPENDENCE ON SUBCONTRACTORS; SOLE OR LIMITED SOURCES OF SUPPLY. The Company relies on subcontractors to manufacture many of the components or subassemblies used in its products. The Company's MTX, MAX and ATX systems contain several components, including environmental chambers, power supplies and certain ICs, which are currently supplied by only one or a limited number of suppliers. The DiePak products include an interconnect substrate which has primarily been supplied by Nitto Denko Corporation. Nitto Denko is continuing to manufacture DiePak substrates, but the Company is also qualifying an alternate supplier for the DiePak substrate. The Company's reliance on subcontractors and single source suppliers involves a number of significant risks, including the loss of control over the manufacturing process, the potential absence of adequate capacity and reduced control over delivery schedules, manufacturing yields, quality and costs. In the event that any significant subcontractor or single source supplier was to become unable or unwilling to continue to manufacture subassemblies, components or parts in required volumes, the Company would have to identify and qualify acceptable replacements. The process of qualifying subcontractors and suppliers could be lengthy, and no assurance can be given that any additional sources would be available to the Company on a timely basis. Any delay, interruption or termination of a supplier relationship could have a material adverse effect on the Company's business, financial condition and operating results.

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

    DEPENDENCE ON KEY PERSONNEL. The Company's success depends to a significant extent upon the continued service of Rhea Posedel, its Chief Executive Officer, as well as other executive officers and key employees.
The Company does not maintain key person life insurance for its benefit on any of its personnel, and none of the Company's employees is subject to a non-competition agreement with the Company. The loss of the services of any of its executive officers or a group of key employees could have a material adverse effect on the Company's business, financial condition and operating results. The Company's future success will depend in significant part upon its ability to attract and retain highly skilled technical, management, sales and marketing personnel. There is a limited number of personnel with the requisite skills to serve in these positions, and it has become increasingly difficult for the Company to hire such personnel. Competition for such personnel in the semiconductor equipment industry is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The Company's inability to attract and retain the executive management and other key personnel it requires could have a material adverse effect on the Company's business, financial condition and operating results.

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


Item 7a.  Quantitative and Qualitative Disclosures about Market Risks

    The Company considered the provisions of Financial Reporting Release No. 48 "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." The Company has no holdings of derivative financial or commodity instruments at May 31, 2000.

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

    A majority of the Company's revenue and capital spending is transacted in U.S. dollars. The Company, however, enters into transactions in other currencies, primarily Japanese Yen. Substantially all sales to Japanese customers are denominated in yen. Since the price is determined at the time a purchase order is accepted, the Company is exposed to the risks of fluctuations in the yen-dollar exchange rate during the lengthy period from purchase order to ultimate payment. This exchange rate risk is partially offset to the extent that the Company's Japanese subsidiary incurs yen-denominated expenses. To date, the Company has not invested in instruments designed to hedge currency risks. In addition, the Company's Japanese subsidiary typically carries debt or other obligations due to the Company that may be denominated in either yen or dollars. Since the Japanese subsidiary's financial statements are based in yen and the Company's financial statements are based in dollars, the Japanese subsidiary and the Company recognize foreign exchange gain or loss in any period in which the value of the yen rises or falls in relation to the dollar. A 10% decrease in the value of the yen as compared with the dollar would potentially result in an additional net loss of approximately $362,000.

Item 8.   Financial Statements and Supplementary Data


                       AEHR TEST SYSTEMS AND SUBSIDIARIES

                         Index to Financial Statements


  Report of Independent Accountants ..................................     27

  Consolidated Balance Sheets at May 31, 2000 and 1999 ...............     28

  Consolidated Statements of Operations for the years
    ended May 31, 2000, 1999 and 1998 ................................     29

  Consolidated Statements of Shareholders' Equity for the years
    ended May 31, 2000, 1999 and 1998 ................................     30

  Consolidated Statements of Cash Flows for the years ended
    May 31, 2000, 1999 and 1998 ......................................     31

  Notes to Consolidated Financial Statements .........................     32

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Aehr Test Systems:


    In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) (1) and (2) on page 44 present fairly, in all material respects, the financial position of Aehr Test Systems and its subsidiaries at May 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP



San Jose, California
June 30, 2000

                       AEHR TEST SYSTEMS AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     May 31,
                                                            -------------------------
                                                                2000           1999
                                                            ----------     ----------
ASSETS

Current assets:
  Cash and cash equivalents ..........................         $ 8,323        $ 5,336
  Short-term investments .............................           7,365         14,847
  Accounts receivable, net of allowance for doubtful
    accounts of $150 and $125 at May 31, 2000 and
    1999, respectively ...............................           6,294          3,533
  Inventories ........................................          11,183          9,221
  Deferred income taxes...............................           1,613          1,543
  Prepaid expenses and other .........................           1,664            654
                                                            ----------     ----------
      Total current assets ...........................          36,442         35,134

Property and equipment, net ..........................           2,613          1,936
Long-term investments ................................             580          3,235
Other assets, net ....................................           1,094            882
                                                            ----------     ----------
      Total assets ...................................         $40,729        $41,187
                                                            ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term bank debt .............         $   143        $   152
  Accounts payable ...................................           2,989          1,005
  Accrued expenses ...................................           2,873          2,440
  Deferred revenue ...................................              37            521
                                                            ----------     ----------
      Total current liabilities ......................           6,042          4,118

Long-term bank debt, net of current portion ..........             297            391
Deferred revenue         ............................               39             --
Deferred lease commitment ............................              46             --
                                                            ----------     ----------
      Total liabilities ..............................           6,424          4,509
                                                            ----------     ----------
Commitments (Note 6).

Shareholders' equity:
  Preferred stock, $.01 par value:
    Authorized: 10,000 shares;
    Issued and outstanding: none......................              --             --
  Common stock, $.01 par value:
    Authorized: 75,000 shares;
    Issued and outstanding: 6,906 shares and 6,756
      shares at May 31, 2000 and 1999, respectively...              69             68
  Additional paid-in capital .........................          35,332         34,806
  Accumulated deficit ................................          (2,660)           (55)
  Accumulated other comprehensive income ...........             1,564          1,859
                                                            ----------     ----------
      Total shareholders' equity .....................          34,305         36,678
                                                            ----------     ----------
      Total liabilities and shareholders' equity .....         $40,729        $41,187
                                                            ==========     ==========


The accompanying notes are an integral part of these consolidated financial statements.

                       AEHR TEST SYSTEMS AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          Year Ended May 31,
                                                   --------------------------------
                                                       2000       1999       1998
                                                   ---------- ---------- ----------
Net sales.....................................        $24,505    $18,146    $40,805
Cost of sales.................................         17,267     12,201     24,359
                                                   ---------- ---------- ----------
Gross profit..................................          7,238      5,945     16,446
                                                   ---------- ---------- ----------
Operating expenses:
  Selling, general and administrative.........          7,930      6,892      8,618
  Research and development....................          5,367      4,918      4,529
  Research and development cost
    reimbursement--DARPA .....................           (866)    (1,233)      (900)
                                                   ---------- ---------- ----------
    Total operating expenses..................         12,431     10,577     12,247
                                                   ---------- ---------- ----------
Income (loss) from operations.................         (5,193)    (4,632)     4,199
Interest income...............................            985      1,199      1,048
Interest expense..............................            (11)       (15)      (144)
Other income (expense), net...................            498        441       (364)
                                                   ---------- ---------- ----------
Income (loss) before income taxes ............         (3,721)    (3,007)     4,739

Income tax expense (benefit)..................         (1,116)      (677)     2,334
                                                   ---------- ---------- ----------
Net income (loss).............................         (2,605)    (2,330)     2,405
                                                   ---------- ---------- ----------
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments
    (expense) ................................           (343)      (233)        81
  Unrealized holding gains (losses) arising
    during the year...........................             48        (61)        --
                                                   ---------- ---------- ----------
Comprehensive income (loss) ..................        $(2,900)   $(2,624)    $2,486
                                                    ========== ========== ==========

Net income (loss) per share (basic)...........        $ (0.38)   $ (0.34)    $ 0.38
Net income (loss) per share (diluted).........        $ (0.38)   $ (0.34)    $ 0.36

Shares used in per share calculation
  Basic.......................................          6,813      6,854      6,327
  Diluted.....................................          6,813      6,854      6,761


  The accompanying notes are an integral part of these consolidated financial statements.

                                      AEHR TEST SYSTEMS AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                               (IN THOUSANDS)

                                                                      Retained
                                       Common Stock     Additional    Earnings  Unrealized Cumulative
                                     -----------------    Paid-in  (Accumulated Investment Translation
                                       Shares   Amount    Capital     Deficit)       Loss  Adjustment       Total
                                      -------  -------    -------      -------    -------     -------     -------
Balances, June 1, 1997..............    4,296      $43    $ 8,085      $  (130)     $ --       $2,072     $10,070
  Issuance of common stock in initial
    public offering, net of
    issuance costs of $1,068 .......    2,500       25     26,807           --        --           --      26,832
  Issuance of common stock
    under employee plans ...........      121        1        576           --        --           --         577
  Repurchase of common stock........       --       --         (1)          --        --           --          (1)
  Net income........................       --       --         --        2,405        --           --       2,405
  Translation adjustment............       --       --         --           --        --           81          81
                                      -------  -------    -------      -------    -------     -------     -------
Balances, May 31, 1998..............    6,917       69     35,467        2,275        --        2,153      39,964

  Issuance of common stock
    under employee plans ...........      123        2        481           --        --           --         483
  Repurchase of common stock........     (284)      (3)    (1,142)          --        --           --      (1,145)
  Net loss .........................       --       --         --       (2,330)       --           --      (2,330)
  Net unrealized loss on
    investments ....................       --       --         --           --       (61)          --         (61)
  Translation adjustment............       --       --         --           --        --         (233)       (233)
                                      -------  -------    -------      -------    -------     -------     -------
Balances, May 31, 1999                  6,756       68     34,806          (55)      (61)       1,920      36,678

  Issuance of common stock
    under employee plans ...........      178        1        662           --        --           --         663
  Repurchase of common stock........      (28)      --       (136)          --        --           --        (136)
  Net loss .........................       --       --         --       (2,605)       --           --      (2,605)
  Net unrealized loss on
    investments ....................       --       --         --           --        48          --           48
  Translation adjustment............       --       --         --           --        --         (343)       (343)
                                      -------  -------    -------      -------    -------     -------     -------
Balances, May 31, 2000                  6,906      $69    $35,332      $(2,660)     $(13)      $1,577     $34,305


  The accompanying notes are an integral part of these consolidated financial statements.

                      AEHR TEST SYSTEMS AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                           Year Ended May 31,
                                                   ---------------------------------
                                                      2000        1999        1998
                                                   ---------   ---------   ---------
Cash flows from operating activities:
  Net income (loss).............................     $(2,605)    $(2,330)     $2,405
  Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
    Provision for doubtful accounts.............          27        (136)        131
    Loss (gain) on disposition of
      property and equipment....................           6          (4)         11
    Depreciation and amortization...............         703         453         479
    Deferred income taxes.......................          --        (456)       (102)
    Changes in operating assets and liabilities:
      Accounts receivable.......................      (2,791)      3,820          36
      Inventories...............................      (1,891)      2,740      (1,627)
      Accounts payable..........................       1,564      (1,431)     (1,871)
      Accrued expenses and deferred revenue.....         (46)     (1,857)        143
      Deferred lease commitment.................          85         (55)       (165)
      Other current assets......................      (1,008)       (402)       (104)
                                                   ---------   ---------   ---------
        Net cash provided by (used in)
          operating activities..................      (5,956)        342        (664)
                                                   ---------   ---------   ---------
Cash flows from investing activities:
    (Increase) decrease in short-term
        investments.............................       7,482       1,732     (15,323)
    (Increase) decrease in long-
        term investments........................       2,703      (2,392)       (904)
    Additions to property and equipment.........      (1,357)       (755)       (315)
    (Increase) decrease in other assets.........        (274)          9        (213)
                                                   ---------   ---------   ---------
        Net cash provided by (used in)
          investing activities..................       8,554      (1,406)    (16,755)
                                                   ---------   ---------   ---------
Cash flows from financing activities:
    Decrease in notes payable--banks............          --          --      (4,535)
    Borrowings under long-term debt.............          --         453          96
    Long-term debt and capital lease
      principal payments........................        (170)       (147)       (111)
    Proceeds from issuance of common stock
      and exercise of stock options.............         662         483      27,409
    Repurchase of common stock..................        (136)     (1,145)         (1)
                                                   ---------   ---------   ---------
        Net cash provided by (used in)
          financing activities..................         356        (356)     22,858
                                                   ---------   ---------   ---------

Effect of exchange rates on cash................          33           8         133
                                                   ---------   ---------   ---------
        Net increase (decrease) in cash and
          cash equivalents......................       2,987      (1,412)      5,572

Cash and cash equivalents, beginning of year....       5,336       6,748       1,176
                                                   ---------   ---------   ---------
Cash and cash equivalents, end of year..........      $8,323      $5,336      $6,748
                                                    =========   =========   =========

Supplemental cash flow information:
    Cash paid during the year for:
      Interest .................................         $10         $17        $148
      Income taxes .............................          38         152       2,281


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

CONSOLIDATION:

    The financial statements include the accounts of the Company, its wholly owned foreign sales corporation ("FSC") and both its wholly owned and majority owned foreign subsidiaries. Intercompany accounts and transactions have been eliminated. The Company's 25% interest in ESA Electronics PTE Ltd. ("ESA"), a Singapore company, is accounted for under the equity method. Equity income recorded related to ESA totaled $76,000, $127,000 and $155,000 in fiscal years 2000, 1999 and 1998, respectively. The Company has another investment which is accounted for at cost.

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

CONCENTRATION OF CREDIT RISK:

    The Company sells its products primarily to semiconductor manufacturers in North America, the Far East, and Europe. As of May 31, 2000, approximately 33%, 58% and 9% of accounts receivable are from customers located in the United States, the Far East and Europe, respectively. As of May 31, 1999, approximately 48%, 18% and 34% of accounts receivable are from customers located in the United States, the Far East and Europe, respectively. Three customers accounted for 42%, 15% and 11% of accounts receivable at May 31, 2000, and two customers accounted for 21% and 13% of accounts receivable at May 31, 1999. Three customers accounted for 23%, 19% and 14% of net sales in fiscal 2000, respectively and three customers accounted for 22%, 18% and 12% of net sales in fiscal 1999, respectively. Two customers accounted for 47% and 13% of net sales in fiscal 1998. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses and such losses have been within management's expectations. The Company uses letter of credit terms for some of its international customers.

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

Leasehold improvements................................  life of the lease

Furniture and fixtures................................  2 to 15 years

Machinery and equipment...............................  4 to 11 years

Test equipment........................................  4 to 11 years

GOODWILL:

    Cost in excess of the fair value of net assets of acquired companies of $956,000 is being amortized on a straight-line basis over 24.5 years and is included in other assets, net of accumulated amortization of $586,000 and $538,000 at May 31, 2000 and 1999, respectively.

REVENUE RECOGNITION:

    Revenue for all products except royalties is recognized upon shipment of product provided no significant obligations remain and collectability is probable. Provision for the estimated future cost of warranty is recorded at the time the products are shipped. Actual warranty costs incurred have not materially differed from those provided. Royalty revenue related to PTB licensing income is recognized when paid by the licensee. This income is recorded in net sales.

PRODUCT DEVELOPMENT COSTS AND CAPITALIZED SOFTWARE:

    Costs incurred in the research and development of new products or systems are charged to operations as incurred.

    Costs incurred in the development of software programs for the Company's products are charged to operations as incurred until technological feasibility of the software has been established. Generally, technological feasibility is established when the software module performs its primary functions described in its original specifications, contains features required for it to be usable in a production environment, is completely documented and the related hardware portion of the product is complete.
After technological feasibility is established, any additional costs are capitalized. Capitalized costs are amortized over the estimated life of the related software product using the greater of the units of sales or straight-line methods over ten years. Capitalized cost, net of accumulated amortization, of approximately $57,000 was included as of May 31, 1997. System software development costs were fully amortized as of May 31, 1998, and no new system software development costs were capitalized in fiscal 1999 and 2000.

    During 1994, the Company entered into a cost-sharing research agreement with the Defense Advanced Research Projects Agency ("DARPA"), a U.S. government agency, under which DARPA will provide co-funding up to a maximum amount of $6.5 million during fiscal 1994 through September 2000 for the development of a new product that will allow for burn-in and test at the wafer level. Payments from DARPA are received upon DARPA's approval of the achievement by the Company of milestones as outlined in the contract. The Company recognizes such reimbursements as a reduction to research and development expenses in an amount equal to actual reimbursable project costs incurred. At May 31, 2000 and May 31, 1999, no outstanding payments were due from DARPA.

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

    The Company's investments are composed primarily of government and corporate fixed income securities, certificates of deposit and commercial paper. Long-term investments mature after one year but less than two years. While it is the Company's general intent to hold such securities until maturity, management will occasionally sell particular securities for cash flow purposes. Therefore, the Company's investments are classified as available-for-sale and are carried at fair value. Through May 31, 2000, no material losses had been experienced on such investments.

    Unrealized gains and losses on available-for-sale investments, net of tax, are computed on the basis of specific identification and are included in shareholders' equity. Realized gains, realized losses, and declines in value, judged to be other-than-temporary, are included in other income. The cost of securities sold is based on the specific identification method and interest earned is included in other income.

IMPAIRMENT OF LONG-LIVED ASSETS:

    In the event that facts and circumstances indicate that the carrying value of assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the assets would be compared to the asset's carrying value to determine if a write-down is required.

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

STOCK-BASED COMPENSATION:

    The Company accounts for its employee stock based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and presents disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation."

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

    In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                    Year Ended May 31,
                                             --------------------------------
                                                 2000       1999       1998
                                             ---------- ---------- ----------
Numerator: Net income (loss) ...............   $(2,605)   $(2,330)    $2,405
                                             ---------- ---------- ----------
Denominator for basic income per share:
  Weighted-average shares outstanding ......     6,813      6,854      6,327
                                             ---------- ---------- ----------
Shares used in basic per share calculation..     6,813      6,854      6,327


Effect of dilutive securities:
    Employee stock options..................        --         --        434
                                             ---------- ---------- ----------
Denominator for diluted income (loss)
    per share...............................     6,813      6,854      6,761
                                             ---------- ---------- ----------

Basic income (loss) per share...............    $(0.38)    $(0.34)     $0.38
                                              =========  =========  =========
Diluted income (loss) per share.............    $(0.38)    $(0.34)     $0.36
                                              =========  =========  =========


    Stock options to purchase 150,000 and 122,000 shares of common stock were outstanding in fiscal 2000 and 1999, respectively, but were not included in the computation of diluted loss per share because the inclusion of such shares would be anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS:

    In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 amends Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments including standalone instruments, as forward currency exchange contracts and interest rate swaps or embedded derivatives and requires that these instruments be marked-to-market on an ongoing basis. These market value adjustments are to be included either in the income statement or stockholders' equity, depending on the nature of the transaction. We are required to adopt SFAS 133 in the first quarter of our fiscal year 2001. We are in process of evaluating the effect of SFAS 133 on our financial statements.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Staff Accounting Bulletin was amended in June 2000 to delay the implementation to the fourth quarter of fiscal year 2001. We are currently evaluating SAB 101 and its effects on the Company's revenue recognition policies and practices.

    In April 2000, the Financial Accounting Standards Board ("FASB") issued FASB interpretation of No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of Accounting Principles Board ("APB") Opinion No. 25. Among other issues, this interpretation clarifies the definition of employees for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in the interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15,

1998, or January 12, 2000, but before the effective date of July 1, 2000, the effect of applying this interpretation is recognized on a prospective basis from July 1, 2000. We are currently reviewing stock grants to determine the impact, if any, that may arise from implementation of this interpretation, although we do not expect the impact, if any, to be material to our financial statements.


2. INVENTORIES:

     Inventories are comprised of the following (in thousands):

                                                   May 31,
                                         -------------------------
                                             2000         1999
                                         ------------ ------------
Raw materials and subassemblies.........      $4,164       $4,931
Work in process.........................       6,299        3,876
Finished goods..........................         720          414
                                         ------------ ------------
                                             $11,183       $9,221
                                         ============ ============

3. PROPERTY AND EQUIPMENT:

    Property and equipment comprise (in thousands):

                                                   May 31,
                                         -------------------------
                                             2000         1999
                                         ------------ ------------
Leasehold improvements..................      $1,494         $441
Furniture and fixtures..................       3,367        3,203
Machinery and equipment.................       3,214        3,163
Test equipment..........................       2,109        2,155
                                         ------------ ------------
                                              10,184        8,962
Less accumulated depreciation
  and amortization......................      (7,571)      (7,026)
                                         ------------ ------------
                                              $2,613       $1,936
                                         ============ ============

4. LONG-TERM BANK DEBT:

    Long-term bank debt comprises (in thousands):

                                                            May 31,
                                                    ------------------------
                                                         2000         1999
                                                    ------------ -----------
Various notes payable to Japanese banks, denominated
  in Japanese Yen, bearing interest at 1.3% to 1.9%
  per annum. These notes are payable in monthly
  principal installments of $1,000 to $7,000 plus
  accrued interest, maturing through November 2003
  and are collateralized by accounts receivable......      $440        $543

Less current portion.................................      (143)       (152)
                                                     ------------ -----------
                                                           $297        $391
                                                     ============ ===========

    The long-term debt agreements contain certain cross-default covenants under which outstanding borrowings would become payable on demand if the Company were to be in default of any other debt agreement and any lender were to accelerate the other debt. The Company is not in violation of any covenants at May 31, 2000.

    Principal payments under long-term bank debt obligations for each of the next four fiscal years as of May 31, 2000 are as follows (in thousands):

   2001.................................        $143
   2002.................................         140
   2003.................................         110
   2004.................................          47
                                         ------------
                                                $440
                                         ============


5. ACCRUED EXPENSES:

    Accrued expenses comprise (in thousands):

                                                   May 31,
                                         -------------------------
                                             2000         1999
                                         ------------ ------------
Payroll related.........................      $  854       $  804
Commissions and bonuses.................         536          300
Warranty................................         346          303
Deferred rent, current..................           0           55
Other...................................       1,137          978
                                         ------------ ------------
                                              $2,873       $2,440
                                         ============ ============

6. COMMITMENTS:

    The Company leases most of its manufacturing and office space under operating leases. The Company entered into a non-cancelable operating lease agreement for its United States manufacturing and office facilities, which commenced in December 1999 and expires in December 2009. Under the lease agreement, the Company is responsible for payments of utilities, taxes and insurance.

    Minimum annual rentals payable under operating leases in each of the next five fiscal years and thereafter are as follows (in thousands):

2001....................................        $899
2002....................................         914
2003....................................         937
2004....................................         953
2005 and thereafter.....................       4,499

    Rental expense for the years ended May 31, 2000, 1999 and 1998 was approximately $1,275,000, $1,029,000 and $1,067,000, respectively.

    At May 31, 2000, the Company has a $50,000 certificate of deposit held by a financial institution representing a security deposit for its United States manufacturing office and facilities lease.

7. CAPITAL STOCK:

PREFERRED STOCK:

    The Board of Directors is authorized to determine the rights of the preferred shareholders.

STOCK OPTIONS:

    The Company has reserved 1,264,505 shares of common stock for issuance to employees and consultants under its two stock option plans. Both plans provide that qualified options be granted at an exercise price equal to the fair market value at the date of grant, as determined by the Board of Directors (85% of fair market value in the case of non-statutory options and purchase rights and 110% of fair market value in certain circumstances). Options generally expire five years from date of grant. Most options become exercisable in increments over a four-year period from the date of grant. Options to purchase approximately 557,416 shares were exercisable at May 31, 2000.

    Activity under the Company's stock option plans was as follows (in thousands, except per share data):

                                                     Outstanding Options
                                          --------------------------------------
                                           Number
                               Available     of
                                Shares     Shares     Price per Share    Total
                               ---------  -------- -------------------- --------
Balances, June 1, 1997........      582       759   $3.25   --   $6.00    3,049

  Options granted.............     (151)      151   $6.19   --  $17.00    1,429
  Options terminated..........       17       (17)  $3.25   --   $7.50      (85)
  Options exercised...........       --       (77)  $3.25   --   $6.00     (287)
  1986 Plan expiration........       (8)       --           --               --
                               ---------  --------                      --------
Balances, May 31, 1998........      440       816   $3.25   --  $17.00    4,106

  Options granted.............     (257)      257   $4.25   --   $6.63    1,488
  Options terminated..........      103      (103)  $3.25   --   $7.50     (462)
  Options exercised...........       --       (49)  $3.25   --   $4.00     (172)
  1986 Plan expiration........      (71)       --                            --
                               ---------  --------                      --------
Balances, May 31, 1999........      215       921   $3.25   --  $17.00   $4,960
                               =========  ========                      ========

  Additional shares reserved..      300        --           --              --
  Options granted.............     (369)      369   $3.88   --   $6.75    1,780
  Options terminated..........      171      (171)  $3.25   --  $17.00   (1,107)
  Options exercised...........       --      (140)  $3.25   --   $8.88     (513)
  1986 Plan expiration........      (32)       --                            --
                               ---------  --------                      --------
Balances, May 31, 2000........      285       979   $3.88   --  $17.00   $5,120
                               =========  ========                      ========

    The following information concerning the Company's stock option and employee stock purchase plans is provided in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." The Company accounts for such plans in accordance with APB No. 25 and related Interpretations.

                                                         Year Ended May 31,
                                              ----------------------------------
                                                 2000        1999        1998
                                              ----------  ----------  ----------
                                             (in thousands, except per share data)
Net income (loss) -- as reported.............    $(2,605)    $(2,330)     $2,405
Net income (loss) -- pro forma...............    $(3,133)    $(2,783)     $2,240
Net income (loss) per share -- as reported:
  Basic......................................    $(0.38)     $(0.34)      $0.38
  Diluted....................................    $(0.38)     $(0.34)      $0.36
Net income (loss) per share -- pro forma:
  Basic......................................    $(0.46)     $(0.41)      $0.35
  Diluted....................................    $(0.46)     $(0.41)      $0.33

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

    The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

                                                Year Ended May 31,
                                       ----------------------------------
                                          2000        1999        1998
                                       ----------  ----------  ----------
Risk-free Interest Rates.............    6.25%       4.40%       6.47%
Expected Life........................  5 years     5 years     5 years
Volatility...........................     0.70       0.70        0.94
Dividend Yield.......................     --          --          --


    The pro forma weighted average expected life was calculated based on the exercise behavior. The pro forma weighted average fair value of those options granted in 2000, 1999 and 1998 was $5.23, $5.73 and $9.37, respectively.

    The following table summarizes information with respect to stock options at May 31, 2000:

                            Options Outstanding              Options Exercisable
                     -----------------------------------  -----------------------
                                   Weighted
                        Number      Average    Weighted      Number     Weighted
                     Outstanding   Remaining   Average    Exercisable   Average
      Range of            at      Contractual  Exercise        at       Exercise
  Exercise Prices    May 31, 2000 Life (Years)  Price     May 31, 2000   Price
-------------------- ------------ ----------- ----------  ------------ ----------
       $3.8750           161,037        4.08    $3.8750        47,038    $3.8750
       $4.0000           256,510        0.52    $4.0000       256,510    $4.0000
       $4.2500            22,593        2.63    $4.2500        20,267    $4.2500
       $4.2625            25,000        4.08    $4.2625         5,729    $4.2625
       $4.4000            70,000        0.46    $4.4000        70,000    $4.4000
       $5.0000            16,125        4.64    $5.0000         1,915    $5.0000
       $5.0625            28,792        4.39    $5.0625        10,787    $5.0625
       $5.3750           100,000        3.81    $5.3750        29,166    $5.3750
       $6.0000             8,792        1.69    $6.0000         7,112    $6.0000
       $6.1250            62,334        3.03    $6.1250        29,641    $6.1250
       $6.1875            10,390        2.90    $6.1875         6,314    $6.1875
       $6.6250            18,500        3.66    $6.6250         6,163    $6.6250
       $6.6880            29,859        2.56    $6.6880        17,852    $6.6880
       $6.7375            20,000        3.03    $6.7375         9,583    $6.7375
       $6.7500            94,250        4.84    $6.7500         1,955    $6.7500
       $7.5000            22,500        2.05    $7.5000        16,402    $7.5000
       $8.2500             5,000        2.05    $8.2500         3,645    $8.2500
      $13.3130            20,000        2.44   $13.3130        12,500   $13.3130
      $17.0000             7,500        2.38   $17.0000         4,837   $17.0000
                     ------------                         ------------
  $3.8750 - 17.0000      979,182        2.64    $5.2292       557,416    $4.9350
                     ============                         ============

8.  EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK BONUS PLAN:

    The Company has a noncontributory, trusteed employee stock bonus plan for full-time employees who have completed three consecutive months of service and for part-time employees who have completed one year of service and have attained an age of 21. The Company can contribute either shares of the Company's stock or cash to the plan. The contribution is determined annually by the Company and cannot exceed 15% of the annual aggregate salaries of those employees eligible for participation in the plan. Individuals' account balances vest at a rate of 25% per year commencing upon completion of three years of service. Non-vested balances, which are forfeited, are allocated to the remaining employees in the plan. Contributions made to the plan during fiscal 2000, 1999 and 1998 were $60,000, $60,000 and $150,000, respectively.

401(K) PLAN:

    The Company maintains a 401(k) profit-sharing plan for its full-time employees who have completed three consecutive months of service and for part-time employees who have completed one year of service and have attained an age of 21. Each participant in the plan may elect to contribute from 1% to 20% of their annual salary to the plan, subject to certain limitations. The Company, at its discretion, may make an annual contribution to the plan. The Company did not make any contributions to the plan during fiscal 2000, 1999 and 1998.

EMPLOYEE STOCK PURCHASE PLAN:

    The Company's Board of Directors adopted the 1997 Employee Stock Purchase Plan in June 1997. A total of 300,000 shares of Common Stock have been reserved for issuance under the plan. The plan has consecutive, overlapping, twenty-four month offering periods. The offering periods generally begin on the first trading day on or after April 1 and October 1 each year, except that the first such offering period commences with the effectiveness of the Company's initial public offering and ends on the last trading day on or before March 31, 1999. Shares are purchased through employee payroll deductions at exercise prices equal to 85% of the lesser of the fair market value of the Company's Common Stock at either the first day of an offering period or the last day of such offering period. If a participant's rights to purchase stock under all employee stock purchase plans of the Company accrue at a rate which exceeds $25,000 worth of stock for a calendar year, such participant may not be granted an option to purchase stock under the 1997 Employee Stock Purchase Plan. To date, 114,952 shares have been issued under the plan.


9.  INCOME TAXES:

    Domestic and foreign components of pretax income (loss) are as follows (in thousands):

                                            Year Ended May 31,
                                   --------------------------------------
                                        2000         1999         1998
                                   ------------ ------------ ------------
Domestic..........................     $(3,282)     $(1,865)      $6,526
Foreign...........................        (439)      (1,142)      (1,787)
                                   ------------ ------------ ------------
                                       $(3,721)     $(3,007)      $4,739
                                   ============ ============ ============

    The provision (benefit) for income taxes consists of the following (in thousands):

                                            Year Ended May 31,
                                   --------------------------------------
                                       2000          1999         1998
                                   ------------ ------------ ------------
Federal income taxes:
  Current.........................     $(1,190)       $(294)      $2,182
  Deferred........................          --         (263)        (124)
State income taxes:
  Current.........................          18           33          266
  Deferred........................          --         (193)          22
Foreign income taxes:
  Current.........................          56           40          (12)
  Deferred........................          --           --           --
                                   ------------ ------------ ------------
                                       $(1,116)       $(677)      $2,334
                                   ============ ============ ============

    The components of the net deferred tax asset (liability) are as follows (in thousands):

                                                           May 31,
                                                -------------------------
                                                    2000          1999
                                                ------------ ------------
Non current assets:
  Net operating losses.....................          $2,202       $2,285
  Credit carryforwards.....................             269          126
  Depreciation and amortization............             (91)        (114)
                                                ------------ ------------
                                                      2,380        2,297
Less valuation allowance...................          (2,380)      (2,227)
                                                ------------ ------------
                                                         --           70
                                                ------------ ------------
Current assets:
  Inventory and other revenues.............           1,629        1,585
  Accrued liabilities......................             816          851
                                                ------------ ------------
                                                      2,445        2,436
Less valuation allowance...................            (832)        (893)
                                                ------------ ------------
                                                      1,613        1,543
                                                ------------ ------------
Net deferred tax asset.....................          $1,613       $1,613
                                                ============ ============

    The Company's effective tax rate differs from the U.S. federal statutory tax rate, as follows:

                                            Year Ended May 31,
                                   --------------------------------------
                                       2000          1999         1998
                                   ------------ ------------ ------------
Maximum statutory rate..                (34.0)%      (34.0)%       34.0%
Foreign taxes.....................        1.5          0.3           --
State taxes, net of federal tax
  effect..........................       (4.3)        (4.6)         6.9
Other.............................        1.3          2.8         (0.7)
Foreign earnings not currently
  benefited.......................        4.1         13.0          7.2
Foreign Sales Corporation                  --           --         (4.7)
Change in valuation allowance.....        1.5           --          6.6
                                   ------------ ------------ ------------
Effective tax rate................      (30.0)%      (22.5)%       49.3%
                                   ============ ============ ============

    Foreign net operating loss carryforwards of approximately $4.8 million are available to reduce future foreign taxable income and start to expire in fiscal 2001 through fiscal 2005 if not utilized. A valuation allowance has been provided for the deferred tax assets of the Japanese subsidiary as management does not believe it is more likely than not the tax assets will be realized, due to the subsidiary's cumulative losses.

10.  OTHER INCOME (EXPENSE), NET:

    Other income (expense), net comprises the following (in thousands):

                                            Year Ended May 31,
                                   --------------------------------------
                                       2000         1999         1998
                                   ------------ ------------ ------------
Foreign exchange gain (loss)......        $371         $339        $(385)
Other, net........................         127          102           21
                                   ------------ ------------ ------------
                                          $498         $441        $(364)
                                   ============ ============ ============

11.  SEGMENT INFORMATION:

FOREIGN OPERATIONS:

    The Company develops, manufactures and sells systems to semiconductor manufacturers and operates in one operating segment. The following presents information about the Company's operations in different geographic areas (in thousands):

                                    United                        Adjust-
                                    States     Asia     Europe     ments     Total
                                   --------- --------- --------- --------- ---------
1998:
  Net sales......................   $37,748    $3,703    $2,926   $(3,572)  $40,805
  Portion of U.S. net sales
    from export sales............    25,724       --        --        --     25,724
  Income (loss) from operations..     5,511    (1,206)      (53)      (53)    4,199
  Identifiable assets............    50,396     2,173     1,500    (6,964)   47,105
  Long-lived assets..............       976       496        69       --      1,541

1999:
  Net sales......................   $15,233    $2,185    $3,059   $(2,331)  $18,146
  Portion of U.S. net sales
    from export sales............     9,531       --        --        --      9,531
  Income (loss) from operations..    (3,213)   (1,484)       90       (25)   (4,632)
  Identifiable assets............    45,582     1,995     1,732    (8,122)   41,187
  Long-lived assets..............     1,340       499        97       --      1,936

2000:
  Net sales......................   $21,622    $3,248    $2,332   $(2,697)  $24,505
  Portion of U.S. net sales
    from export sales............    15,090       --        --        --     15,090
  Income (loss) from operations..    (4,501)     (840)       53        95    (5,193)
  Identifiable assets............    45,292     3,267       912   (10,029)   39,442
  Long-lived assets..............     2,074       474        65       --      2,613


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

SELECTED QUARTERLY DATA (UNAUDITED)

        The following table (presented in thousands, except per share data) sets forth selected statements of operations data for each of the four quarters of the fiscal years ended May 31, 2000 and May 31, 1999. The unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in the Company's opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                 Three Months Ended
                                   ------------------------------------------
                                   Aug. 31,   Nov. 30,   Feb. 28,    May 31,
                                     1998       1998       1999       1999
                                   ---------  ---------  ---------  ---------
Net sales.........................   $5,430     $5,186    $4,414      $3,116
Gross profit......................   $2,144     $1,531    $1,294      $  976
Net loss..........................   $ (359)    $ (492)   $ (707)     $ (772)
Net loss per share (basic)........   $(0.05)    $(0.07)   $(0.10)     $(0.11)
Net loss per share (diluted)......   $(0.05)    $(0.07)   $(0.10)     $(0.11)


                                                 Three Months Ended
                                   ------------------------------------------
                                   Aug. 31,   Nov. 30,   Feb. 29,    May 31,
                                     1999       1999       2000       2000
                                   ---------  ---------  ---------  ---------
Net sales.........................   $4,356     $6,294     $6,644     $7,211
Gross profit......................   $1,149     $1,337     $2,276     $2,476
Net loss..........................   $ (768)    $ (736)    $ (678)    $ (423)
Net loss per share (basic)........   $(0.11)    $(0.11)    $(0.10)    $(0.06)
Net loss per share (diluted)......   $(0.11)    $(0.11)    $(0.10)    $(0.06)


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


                                   PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   The following documents are filed as part of this Report:

1. Financial Statements

Report of Independent Accountants

Consolidated Balance Sheets at May 31, 2000 and 1999

Consolidated Statements of Operations for the years ended May 31, 2000,
    1999 and 1998

Consolidated Statements of Shareholders' Equity for the years ended May 31,
    2000, 1999 and 1998

Consolidated Statements of Cash Flows for the years ended May 31, 2000,
    1999 and 1998

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

                                                               SCHEDULE II

                       AEHR TEST SYSTEMS AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



                                       Additions
                           Balance at  Charged to               Balance
                           beginning   costs and                 at end
                            of year     expenses   Deductions   of year
                           ----------  ----------  ----------  ----------
Allowance for doubtful
   accounts receivable:

     May 31, 2000               $125         $33          $8        $150
                           ==========  ==========  ==========  ==========

     May 31, 1999               $260         $22        $157        $125
                           ==========  ==========  ==========  ==========

     May 31, 1998               $270        $131        $141        $260
                           ==========  ==========  ==========  ==========




(b) Reports on Form 8-K.

     None

3.  Exhibits

The following exhibits are filed as part of or incorporated by reference into this Report:

Exhibit
  No.                               Description
-------   -------------------------------------------------------------------

  3.1+    Restated Articles of Incorporation of Registrant.
  3.2+    Bylaws of Registrant.
  4.1++   Form of Common Stock certificate.
 10.1+    Amended 1986 Incentive Stock Plan and form of agreement thereunder.
 10.2++ 1996 Stock Option Plan (as amended and restated) and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder.
 10.3++ 1997 Employee Stock Purchase Plan and form of subscription agreement thereunder.
 10.4++ Form of Indemnification Agreement entered into between Registrant and its directors and executive officers.
 10.5+ Capital Stock Purchase Agreement dated September 11, 1979 between Registrant and certain holders of Common Stock.
 10.6+ Capital Stock Investment Agreement dated April 12, 1984 between Registrant and certain holders of Common Stock.
 10.7+ Amendment dated September 17, 1985 to Capital Stock Purchase Agreement dated April 12, 1984 between Registrant and certain holders of Common Stock.
 10.8+ Amendment dated February 26, 1990 to Capital Stock Purchase Agreement dated April 12, 1984 between Registrant and certain holders of Common Stock.
 10.9+ Stock Purchase Agreement dated September 18, 1985 between Registrant and certain holders of Common Stock.
 10.10+ Common Stock Purchase Agreement dated February 26, 1990 between Registrant and certain holders of Common Stock.
 10.11+ Lease dated May 14, 1991 for facilities located at 1667 Plymouth Street, Mountain View, California.
 10.12+++ Lease dated August 3, 1999 for facilities located at Building C,
          400 Kato Terrace, Fremont, California.
 11.1++   Computations of Net Income (Loss) Per Share.
 21.1+    Subsidiaries of the Company.
 23.1     Consent of Independent Accountants.
 24.1     Power of Attorney (see page 48).
 27.1     Financial Data Schedule.

------------------------

+ Incorporated by reference to the same-numbered exhibit previously filed with the Company's Registration Statement on Form S-1 filed June 11, 1997 (File No. 333-28987).

++ Incorporated by reference to the same-numbered exhibit previously filed with Amendment No.1 to the Company's Registration Statement on Form S-1 filed July 17, 1997 (File No. 333-28987).

+++ Incorporated by reference to the same-numbered exhibit previously filed with the Company's Form 10-K for the year ended May 31, 1999 filed August 27, 1999 (File No. 333-28987).

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 29, 2000
                                AEHR TEST SYSTEMS

                                By:             /s/ RHEA J. POSEDEL
                                     ----------------------------------------
                                                  Rhea J. Posedel
                                            CHIEF EXECUTIVE OFFICER AND
                                         CHAIRMAN OF THE BOARD OF DIRECTORS


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

        Signature                          Title                     Date
-------------------------  ---------------------------------  ---------------
                           Chief Executive Officer            August 29, 2000
                            and Chairman of the
/s/ RHEA J. POSEDEL         Board of Directors
-------------------------   (Principal Executive Officer)
    Rhea J. Posedel
                           Vice President of Finance          August 29, 2000
                             and Chief Financial Officer
/s/ GARY L. LARSON           (Principal Financial and
-------------------------     Accounting Officer)
    Gary L. Larson


/s/ WILLIAM W. R. ELDER    Director                           August 29, 2000
-------------------------
    William W. R. Elder


/s/ MUKESH PATEL           Director                           August 29, 2000
-------------------------
    Mukesh Patel


/s/ MARIO M. ROSATI        Director                           August 29, 2000
-------------------------
    Mario M. Rosati