Form 10-Q
period 2000-08-31
AEHR TEST SYSTEMS
filed 2000-10-13
CIK 1040470

FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 2000.

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

     Number of shares of Common Stock, $0.01 par value, outstanding at August 31, 2000 was 7,015,078.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED AUGUST 31, 2000

                                      INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
               August 31, 2000 and May 31, 2000 . . . . . . . . . . . .   3

          Condensed Consolidated Statements of Operations for the three
               months ended August 31, 2000 and 1999. . . . . . . . . .   4

          Condensed Consolidated Statements of Cash Flows for the
               three months ended August 31, 2000 and 1999. . . . . . .   5

          Notes to Condensed Consolidated Financial Statements. . . . .   6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations. . . . . . . . . . . . . . . .   8

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risks. .  17

PART II. OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds  . . . . . . . . . .  17

ITEM 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .  18

SIGNATURE PAGE  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

                            PART I.  FINANCIAL STATEMENTS

                                  AEHR TEST SYSTEMS
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except per share data)

                                                  August 31,    May 31,
                                                     2000        2000
                                                 (unaudited)
                                                 -----------  -----------
                        ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . .   $ 9,718     $ 8,323
  Short-term investments. . . . . . . . . . . . .     5,481       7,365
  Accounts receivable . . . . . . . . . . . . . .     7,637       6,294
  Inventories . . . . . . . . . . . . . . . . . .    10,489      11,183
  Prepaid expenses and other. . . . . . . . . . .     3,204       3,277
                                                 -----------  -----------
    Total current assets  . . . . . . . . . . . .    36,529      36,442
Property and equipment, net . . . . . . . . . . .     2,510       2,613
Long-term investments . . . . . . . . . . . . . .        --         580
Other assets, net . . . . . . . . . . . . . . . .     1,159       1,094
                                                 -----------  -----------
    Total assets  . . . . . . . . . . . . . . . .   $40,198     $40,729
                                                 ===========  ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term bank debt. . . . .   $   143     $   143
  Accounts payable. . . . . . . . . . . . . . . .     1,701       2,989
  Accrued expenses. . . . . . . . . . . . . . . .     3,129       2,873
  Deferred revenue. . . . . . . . . . . . . . . .        63          37
                                                 -----------  -----------
    Total current liabilities . . . . . . . . . .     5,036       6,042

Long-term bank debt, net of current portion . . .       226         297
Deferred revenue. . . . . . . . . . . . . . . . .        39          39
Deferred lease commitment . . . . . . . . . . . .       112          46
                                                 -----------  -----------
    Total liabilities . . . . . . . . . . . . . .     5,413       6,424
                                                 -----------  -----------
Shareholders' equity:
  Common stock, $.01 par value:
    Issued and outstanding: 7,015 shares and
    6,906 shares at August 31, 2000 and
    May 31, 2000, respectively  . . . . . . . . .        70          69
  Additional paid-in capital  . . . . . . . . . .    35,779      35,332
  Accumulated deficit . . . . . . . . . . . . . .    (2,584)     (2,660)
  Net unrealized loss on investments. . . . . . .        (8)        (13)
  Cumulative translation adjustment . . . . . . .     1,528       1,577
                                                 -----------  -----------
    Total shareholders' equity  . . . . . . . . .    34,785      34,305
                                                 -----------  -----------
    Total liabilities and shareholders' equity. .   $40,198     $40,729
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

                                      AEHR TEST SYSTEMS
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (in thousands, except per share data)
                                         (Unaudited)

                                                 Three Months Ended
                                                     August 31,
                                               -----------------------
                                                   2000        1999
                                               ----------  ----------
Net sales. . . . . . . . . . . . . . . . . . .  $  8,569    $  4,356
Cost of sales. . . . . . . . . . . . . . . . .     5,320       3,207
                                               ----------  ----------
Gross profit . . . . . . . . . . . . . . . . .     3,249       1,149
                                               ----------  ----------
Operating expenses:
  Selling, general and administrative. . . . .     2,018       1,835
  Research and development . . . . . . . . . .     1,252       1,320
  Research and development cost
    reimbursement - DARPA. . . . . . . . . . .        --        (248)
                                               ----------  ----------
      Total operating expenses . . . . . . . .     3,270       2,907
                                               ----------  ----------
Loss from operations . . . . . . . . . . . . .       (21)     (1,758)
Interest income. . . . . . . . . . . . . . . .       233         276
Interest expense . . . . . . . . . . . . . . .        (3)         (3)
Other income (expense), net  . . . . . . . . .        --         341
                                               ----------  ----------
Income (loss) before income taxes. . . . . . .       209      (1,144)
Income tax expense (benefit) . . . . . . . . .       133        (376)
                                               ----------  ----------
Net income (loss). . . . . . . . . . . . . . .  $     76    $   (768)
                                               ----------  ----------
Other comprehensive income (loss), net of tax:
  Foreign currency translation
    adjustments expense. . . . . . . . . . . .       (49)       (280)
  Unrealized holding gains (losses) arising
    during period. . . . . . . . . . . . . . .         5          (8)
                                               ----------  ----------
Comprehensive income (loss). . . . . . . . . .  $     32    $ (1,056)
                                               ==========  ==========

Net income (loss) per share (basic). . . . . .  $   0.01    $  (0.11)
Net income (loss) per share (diluted). . . . .  $   0.01    $  (0.11)

Shares used in per share calculation:
  Basic. . . . . . . . . . . . . . . . . . . .     6,964       6,771
  Diluted. . . . . . . . . . . . . . . . . . .     7,236       6,771


                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                               AEHR TEST SYSTEMS
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                              Three Months Ended
                                                                   August 31,
                                                            ----------------------
                                                                 2000        1999
                                                            ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) . . . . . . . . . . . . . . . . . . .       $    76    $   (768)
Adjustments to reconcile net loss to net cash
      used in operating activities:
   Provision for doubtful accounts. . . . . . . . . . .            23         (17)
   Depreciation and amortization. . . . . . . . . . . .           154         255
   Deferred income taxes. . . . . . . . . . . . . . . .            96          38
   Changes in operating assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . . .        (1,356)       (373)
      Inventories . . . . . . . . . . . . . . . . . . .           661        (182)
      Accounts payable. . . . . . . . . . . . . . . . .        (1,322)      1,117
      Accrued expenses and deferred revenue . . . . . .           376        (660)
      Deferred lease commitment . . . . . . . . . . . .            27          --
      Other assets and liabilities. . . . . . . . . . .            (5)       (503)
                                                            ----------  ----------
       Net cash used in operating activities  . . . . .        (1,270)     (1,093)
                                                            ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale (purchase) of short-term investments . . . . . . .         1,883      (2,151)
Sale of long-term investments . . . . . . . . . . . . .           585       1,768
Acquisition of property and equipment . . . . . . . . .           (17)       (124)
Increase in other assets  . . . . . . . . . . . . . . .           (65)       (258)
                                                            ----------  ----------
       Net cash provided by (used in) investing
           activities . . . . . . . . . . . . . . . . .         2,386        (765)
                                                            ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt and capital lease principal payments . .           (37)        (47)
Proceeds from issuance of common stock and
  exercise of stock options . . . . . . . . . . . . . .           429          74
                                                            ----------  ----------
       Net cash provided by financing
           activities . . . . . . . . . . . . . . . . .           392          27
                                                            ----------  ----------
Effect of exchange rates on cash. . . . . . . . . . . .          (113)         36
                                                            ----------  ----------
       Net increase (decrease) in cash and cash
           equivalents. . . . . . . . . . . . . . . . .         1,395      (1,795)

Cash and cash equivalents, beginning of period. . . . .         8,323       5,336
                                                            ----------  ----------
Cash and cash equivalents, end of period. . . . . . . .       $ 9,718     $ 3,541
                                                            ==========  ==========

                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                               AEHR TEST SYSTEMS
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED AUGUST 31, 2000
                                  (UNAUDITED)

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

    UNAUDITED INTERIM FINANCIAL DATA. In the opinion of management, the unaudited consolidated financial statements for the interim periods presented reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the consolidated financial position and results of operations as of and for such periods indicated. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2000. Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

2.  EARNINGS PER SHARE

        EARNINGS PER SHARE. Earnings per share is computed based on the weighted average number of common and common equivalent shares (common stock options and warrants) outstanding, when diluted, during each period using the treasury stock method.

                                       Three Months Ended
                                           August 31,
                                     ---------------------
                                         2000      1999
                                     ---------- ----------
                          (in thousands, except per share amounts)
                                          (unaudited)
Basic EPS:

Net income (loss). . . . . . . . . .    $   76     $ (768)
                                     ========== ==========
Denominator: Weighted average common
  shares outstanding . . . . . . . .     6,964      6,771
                                     ========== ==========

Net income (loss) per share (basic).    $ 0.01     $(0.11)
                                     ========== ==========

Diluted EPS:

Denominator: Weighted average common
  shares outstanding . . . . . . . .     6,964      6,771
Options  . . . . . . . . . . . . . .       272         --
                                     ---------- ----------
Total Shares . . . . . . . . . . . .     7,236      6,771
                                     ========== ==========

Net income (loss) per share (diluted)   $ 0.01     $(0.11)
                                     ========== ==========

3.  INVENTORIES

Inventories are comprised of the following (in thousands):

                                      August 31,     May 31,
                                         2000         2000
                                     (unaudited)
                                     -----------  -----------
Raw materials and sub-assemblies        $ 3,672     $ 4,164
Work in process                           6,247       6,299
Finished goods                              570         720
                                     -----------  -----------
                                        $10,489     $11,183
                                     ===========  ===========

                                      7

4.  RECENT ACCOUNTING PRONOUNCEMENTS

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

                                             Three Months Ended
                                                 August 31,
                                           ---------------------
                                               2000       1999
                                           ---------- ----------
Net sales. . . . . . . . . . . . . . . . .     100.0 %    100.0 %
Cost of sales. . . . . . . . . . . . . . .      62.1       73.6
                                           ---------- ----------
Gross profit . . . . . . . . . . . . . . .      37.9       26.4
                                           ---------- ----------
Operating expenses:
  Selling, general and administrative. . .      23.6       42.1
  Research and development . . . . . . . .      14.6       30.3
  Research and development cost
     reimbursement - DARPA . . . . . . . .        --       (5.7)
                                           ---------- ----------
          Total operating expenses . . . .      38.2       66.7
                                           ---------- ----------
Loss from operations . . . . . . . . . . .      (0.3)     (40.3)
Interest income. . . . . . . . . . . . . .       2.7        6.3
Interest expense . . . . . . . . . . . . .        --         --
Other income (expense), net  . . . . . . .        --        7.8
                                           ---------- ----------
Income (loss) before income taxes. . . . .       2.4      (26.2)
Income tax expense (benefit) . . . . . . .       1.5       (8.6)
                                           ---------- ----------
Net income (loss). . . . . . . . . . . . .       0.9 %    (17.6)%
                                           ========== ==========

THREE MONTHS ENDED AUGUST 31, 2000 COMPARED TO THREE MONTHS ENDED AUGUST 31,
1999

    NET SALES. Net sales consist primarily of sales of systems, die carriers, test fixtures, upgrades and spare parts and revenues from service contracts. Revenue for all products except royalties is recognized upon shipment of product provided no significant obligations remain and collectability is probable. Provision for the estimated future cost of warranty is recorded at the time the products are shipped. Actual warranty costs incurred have not materially differed from those provided. Royalty revenue related to PTB licensing income is recognized when paid by the licensee. This income is recorded in net sales. Net sales increased to $8.6 million in the three months ended August 31, 2000 from $4.4 million in the three months ended August 31, 1999, an increase of 96.7%. The increase in net sales resulted primarily from increased shipments of dynamic burn-in products, partially offset by a decrease in shipments of MTX products. The Company anticipates that net sales in the second quarter of fiscal 2001 will exceed net sales in the first quarter of fiscal 2001.

    GROSS PROFIT. Gross profit consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit increased to $3.2 million in the three months ended August 31, 2000 from $1.1 million in the three months ended August 31, 1999, an increase of 182.8%. The increase in gross profit was primarily due to the increases in net sales and gross profit margin. Gross profit margin increased to 37.9% in the three months ended August 31, 2000 from 26.4% in the three months ended August 31, 1999. The increase in gross profit margin was primarily the result of a change in product mix, resulting in lower material costs as a percentage of sales, and improvement in production efficiencies due to higher volume of sales. The Company anticipates that gross profit margin in the second quarter of fiscal 2001 will increase compared with the second quarter of fiscal 2000.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related costs of employees, customer support costs, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses increased to $2.0 million in the three months ended August 31, 2000 from $1.8 million in the three months ended August 31, 1999, an increase of 10.0%. The increase in SG&A expenses was primarily due to increases in product support expenses and the provision for doubtful accounts. As a percentage of net sales, SG&A expenses decreased to 23.6% in the three months ended August 31, 2000 from 42.1% in the three months ended August 31, 1999, reflecting higher net sales.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses were unchanged at $1.3 million in the three months ended August 31, 2000 and in the three months ended August 31, 1999. As a percentage of net sales, R&D expenses decreased to 14.6% in the three months ended August 31, 2000 from 30.3% in the three months ended August 31, 1999, reflecting higher net sales.

    RESEARCH AND DEVELOPMENT COST REIMBURSEMENT - DARPA. Research and development cost reimbursement - DARPA ("R&D - DARPA") is a credit representing reimbursements by Defense Advanced Research Projects Agency ("DARPA"), a U.S. government agency, of costs incurred in the Company's wafer-level burn-in development project. R&D - DARPA decreased to nil in the three months ended August 31, 2000 from $248,000 in the three months ended August 31, 1999. Payments by DARPA depend on satisfaction of development milestones, and the level of payments may vary significantly from quarter to quarter. As of August 31, 2000, there were no outstanding payments due from DARPA. The Company may report a DARPA credit in the second quarter of fiscal 2001.

    INTEREST INCOME. Interest income decreased to $233,000 in the three months ended August 31, 2000 from $276,000 in the three months ended August 31, 1999, a decrease of 15.6%. The decrease in interest income was related to a lower level of cash and investments.

    INTEREST EXPENSE. Interest expense was unchanged at $3,000 in the three months ended August 31, 2000 and in the three months ended August 31, 1999.

    OTHER INCOME (EXPENSE), NET. Other income, net was nil in the three months ended August 31, 2000, compared with other income, net of $341,000 in the three months ended August 31, 1999, primarily due to foreign currency exchange gains recorded by the Company and its subsidiaries in the prior year period.

    INCOME TAX EXPENSE (BENEFIT). Income tax expense was $133,000 in the three months ended August 31, 2000, compared with income tax benefit of $376,000 in the three months ended August 31, 1999. The income tax expense in the three months ended August 31, 2000 was primarily due to the tax expense recorded as a result of income earned in the Company's U.S. operations. The income tax benefit in the three months ended August 31, 1999 was primarily due to the tax benefit recorded as a result of losses incurred in the Company's U.S. operations. Such tax benefit will be carried back to previous fiscal years in which the Company paid taxes when its U.S. operations were profitable. The Company's Japanese subsidiary experienced significant cumulative losses since fiscal 1993, and thus generated certain net operating losses available to offset future taxes payable in Japan. As a result of the subsidiary's cumulative operating losses, a valuation allowance has been established for the full amount of the subsidiary's net deferred tax assets.

The income tax rate did not approximate the statutory tax rates of the jurisdictions in which the Company operates because no tax benefit is being recorded for losses in the Company's Japanese subsidiary.


LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary source of liquidity has been the cash flow generated from the Company's August 1997 initial public offering, resulting in net proceeds to the Company of approximately $26.8 million. As of August 31, 2000, the Company had $15.2 million in cash and short-term investments.

    Net cash used in operating activities was approximately $1.3 million and $1.1 million for the three months ended August 31, 2000 and August 31, 1999, respectively. For the three months ended August 31, 2000, net cash used in operating activities was due primarily to an increase in accounts receivable of $1.4 million and a decrease in accounts payable of $1.3 million, partially offset by a decrease in inventories of $661,000 and an increase in accrued expenses and deferred revenue of $376,000. For the three months ended August 31, 1999, net cash used in operating activities was due primarily to the net loss of $768,000 and a decrease in accrued expenses and deferred revenue of $660,000, partially offset by an increase in accounts payable of $1.1 million.

    Net cash provided by investing activities was approximately $2.4 million for the three months ended August 31, 2000, and net cash used in investing activities was approximately $765,000 for the three months ended August 31, 1999. The cash provided by investing activities during the three months ended August 31, 2000 was primarily due to the sales of short and long-term investments. The cash used in investing activities during the three months ended August 31, 1999 was primarily due to the timing of short and long-term investments maturing and being reinvested during the period.

    Financing activities provided cash of approximately $392,000 in the three months ended August 31, 2000 and $27,000 in the three months ended August 31, 1999. The cash provided by financing activities during the three months ended August 31, 2000 was primarily due to the proceeds from issuance of common stock and exercise of stock options. The cash provided by financing activities during the three months ended August 31, 1999 was primarily due to the proceeds from issuance of common stock and exercise of stock options, partially offset by the long-term debt principal payments.

    As of August 31, 2000, the Company had working capital of $31.5 million, compared with $30.4 million as of May 31, 2000. Working capital consists of cash and cash equivalents, short-term cash deposits, accounts receivable, inventory and other current assets, less current liabilities. The increase in working capital was primarily due to an increase in cash and cash equivalents, an increase in accounts receivable and a decrease in accounts payable, partially offset by decreases in short-term investments and inventories and an increase in accrued expenses.

    The Company announced in August 1998 that its board of directors had authorized the repurchase of up to 1,000,000 shares of its outstanding common shares. The Company may repurchase the shares in the open market or in privately negotiated transactions, from time to time, subject to market conditions. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase program may be interrupted or discontinued at any time. Any such repurchase of shares, if consummated, may use a portion of the Company's working capital. Through August 31, 2000, the Company had repurchased 311,700 shares at an average price of $4.10. Shares repurchased by the Company are cancelled.

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

    RECENT OPERATING LOSSES. The Company incurred operating losses of $5.2 million and $4.6 million in fiscal 2000 and 1999, respectively. The Company also incurred operating losses of $2.1, $4.2 and $2.4 million in fiscal 1995, 1994 and 1993, respectively. The Company operated profitably from fiscal 1996 to 1998, due to increased net sales that were substantially the result of sales of new products, particularly sales of MTX systems to Siemens (the semiconductor group of Siemens is now known as Infineon). In fiscal 1998, the Company began to feel the industry slowdown due to uncertainties caused primarily by the financial crisis in Asia and DRAM overcapacity and recorded an operating loss in fiscal 1999 and 2000. Although the Company returned to profitability in the first quarter of fiscal 2001, there can be no assurance that the Company's net sales will continue to rebound or that the Company will remain profitable in the remaining quarters of fiscal 2001 or in later years.

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

    CUSTOMER CONCENTRATION. Sales to the Company's five largest customers accounted for approximately 64.3%, 62.7% and 75.2% of its net sales in fiscal 2000, 1999 and 1998, respectively. Sales to the Company's five largest customers accounted for approximately 69.0% of its net sales in the three months ended August 31, 2000. During fiscal 2000, Texas Instruments, Formosa Advanced Technologies Co. Ltd. and First International Computer Inc. accounted for 22.8%, 19.2% and 13.5% of the Company's net sales, respectively. During fiscal 1999, Infineon (formerly the semiconductor group of Siemens), Texas Instruments and Motorola accounted for 21.9%, 18.1% and 11.9% of the Company's net sales, respectively. During fiscal 1998, Infineon and Motorola accounted for 47.0% and 12.8% of the Company's net sales, respectively. No other customers represented more than 10% of the Company's net sales for fiscal 2000, 1999 and 1998. The loss of or reduction or delay in orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect the Company's business, financial condition and operating results.

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

    UNCERTAINTIES RELATING TO DARPA FUNDING FOR RESEARCH AND DEVELOPMENT. In 1994, the Company entered into a cost-sharing agreement with DARPA, a U.S. government agency, under which DARPA is providing co-funding for the development of wafer-level burn-in and test equipment. The contract provides for potential payments by DARPA totaling up to $6.5 million. The Company has completed certain development milestones and received DARPA payment of $5.9 million through August 31, 2000. Payments by DARPA depend on satisfaction of development milestones, and DARPA has the right to terminate project funding at any time. If DARPA funding were discontinued and the Company continued the project, the Company's operating results would be adversely affected. There also can be no assurance that the development project will result in any marketable products.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

    The Company considered the provisions of Financial Reporting Release No. 48 "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." The Company has no holdings of derivative financial or commodity instruments at August 31, 2000.

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

    A majority of the Company's revenue and capital spending is transacted in U.S. dollars. The Company, however, enters into transactions in other currencies, primarily Japanese Yen. Substantially all sales to Japanese customers are denominated in yen. Since the price is determined at the time a purchase order is accepted, the Company is exposed to the risks of fluctuations in the yen-dollar exchange rate during the lengthy period from purchase order to ultimate payment. This exchange rate risk is partially offset to the extent that the Company's Japanese subsidiary incurs yen-denominated expenses. To date, the Company has not invested in instruments designed to hedge currency risks. In addition, the Company's Japanese subsidiary typically carries debt or other obligations due to the Company that may be denominated in either yen or dollars. Since the Japanese subsidiary's financial statements are based in yen and the Company's financial statements are based in dollars, the Japanese subsidiary and the Company recognize foreign exchange gain or loss in any period in which the value of the yen rises or falls in relation to the dollar. A 10% decrease in the value of the yen as compared with the dollar would potentially result in an additional net loss of approximately $466,000.



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


Purchase and installation of machinery and equipment          $ 2,092,118
Repayment of indebtedness                                       4,455,179
Working capital                                                13,213,089
Temporary investments, including cash and cash equivalents      7,071,911
                                                             ------------
Total                                                         $26,832,297
                                                             ============

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                (a)  Exhibit 27.1 Financial Data Schedule
                (b) No reports on Form 8-K were filed by the Company during the quarter ended August 31, 2000.

                                SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Aehr Test Systems
                                                    (Registrant)

Date:     October 13, 2000                   /s/  RHEA J. POSEDEL
                                                  ---------------
                                                  Rhea J. Posedel
                                            Chief Executive Officer and
                                         Chairman of the Board of Directors


Date:     October 13, 2000                   /s/  GARY L. LARSON
                                                  --------------
                                                  Gary L. Larson
                                            Vice President of Finance and
                                               Chief Financial Officer