Form 10-Q
period 2000-11-30
AEHR TEST SYSTEMS
filed 2001-01-16
CIK 1040470

FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 2000.

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
     Number of shares of Common Stock, $0.01 par value, outstanding at November 30, 2000 was 7,125,016.

                                      FORM 10-Q

                       FOR THE QUARTER ENDED NOVEMBER 30, 2000

                                        INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
               November 30, 2000 and May 31, 2000 . . . . . . . . . . .   3

          Condensed Consolidated Statements of Operations for the three months and six months ended November 30, 2000 and 1999. .  4

          Condensed Consolidated Statements of Cash Flows for the
               six months ended November 30, 2000 and 1999. . . . . . .   5

          Notes to Condensed Consolidated Financial Statements. . . . .   6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations. . . . . . . . . . . . . . . .   8

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risks. .  18

PART II. OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds  . . . . . . . . . .  18

ITEM 4.  Submission of Matters to a Vote of Security Holders  . . . . .  19

ITEM 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .  19

SIGNATURE PAGE  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

                            PART I.  FINANCIAL STATEMENTS

                                  AEHR TEST SYSTEMS
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except per share data)

                                                 November 30,   May 31,
                                                     2000        2000
                                                 (unaudited)
                                                 -----------  -----------
                        ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . .   $10,826     $ 8,323
  Short-term investments. . . . . . . . . . . . .     5,343       7,365
  Accounts receivable . . . . . . . . . . . . . .     7,888       6,294
  Inventories . . . . . . . . . . . . . . . . . .    10,074      11,183
  Prepaid expenses and other. . . . . . . . . . .     3,514       3,277
                                                 -----------  -----------
    Total current assets  . . . . . . . . . . . .    37,645      36,442

Property and equipment, net . . . . . . . . . . .     2,369       2,613
Long-term investments . . . . . . . . . . . . . .       736         580
Other assets, net . . . . . . . . . . . . . . . .     1,146       1,094
                                                 -----------  -----------
    Total assets  . . . . . . . . . . . . . . . .   $41,896     $40,729
                                                 ===========  ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term bank debt. . . . .   $   138     $   143
  Accounts payable. . . . . . . . . . . . . . . .     2,231       2,989
  Accrued expenses. . . . . . . . . . . . . . . .     3,636       2,873
  Deferred revenue. . . . . . . . . . . . . . . .        63          37
                                                 -----------  -----------
    Total current liabilities . . . . . . . . . .     6,068       6,042

Long-term bank debt, net of current portion . . .       183         297
Deferred revenue. . . . . . . . . . . . . . . . .        39          39
Deferred lease commitment . . . . . . . . . . . .       140          46
                                                 -----------  -----------
    Total liabilities . . . . . . . . . . . . . .     6,430       6,424
                                                 -----------  -----------
Shareholders' equity:
  Common stock, $0.01 par value:
    Issued and outstanding: 7,125 shares and
    6,906 shares at November 30, 2000 and
    May 31, 2000, respectively  . . . . . . . . .        70          69
  Additional paid-in capital  . . . . . . . . . .    36,206      35,332
  Accumulated deficit . . . . . . . . . . . . . .    (2,286)     (2,660)
  Net unrealized loss on investments. . . . . . .       (13)        (13)
  Cumulative translation adjustment . . . . . . .     1,489       1,577
                                                 -----------  -----------
    Total shareholders' equity  . . . . . . . . .    35,466      34,305
                                                 -----------  -----------
    Total liabilities and shareholders' equity. .   $41,896     $40,729
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

                            AEHR TEST SYSTEMS AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (in thousands, except per share data)
                                         (Unaudited)

                                                 Three Months Ended      Six Months Ended
                                                     November 30,          November 30,
                                               ----------------------  --------------------
                                                  2000        1999        2000      1999
                                               ----------  ----------  --------- ----------
Net sales. . . . . . . . . . . . . . . . . . .   $ 8,986     $ 6,294    $17,555    $10,650
Cost of sales. . . . . . . . . . . . . . . . .     5,572       4,957     10,892      8,164
                                               ----------  ----------  --------- ----------
Gross profit . . . . . . . . . . . . . . . . .     3,414       1,337      6,663      2,486
                                               ----------  ----------  --------- ----------
Operating expenses:
  Selling, general and administrative. . . . .     1,884       2,112      3,902      3,947
  Research and development . . . . . . . . . .     1,348       1,334      2,600      2,654
  Research and development cost
    reimbursement - DARPA. . . . . . . . . . .      (300)       (268)      (300)      (516)
                                               ----------  ----------  --------- ----------
      Total operating expenses . . . . . . . .     2,932       3,178      6,202      6,085
                                               ----------  ----------  --------- ----------
Income (loss) from operations. . . . . . . . .       482      (1,841)       461     (3,599)

Interest income  . . . . . . . . . . . . . . .       230         264        463        540
Interest expense . . . . . . . . . . . . . . .        (3)         (3)        (6)        (6)
Other income (expense), net  . . . . . . . . .       (74)        325        (74)       666
                                               ----------  ----------  --------- ----------
Income (loss) before income taxes. . . . . . .       635      (1,255)       844     (2,399)

Income tax expense (benefit) . . . . . . . . .       337        (519)       470       (895)
                                               ----------  ----------  --------- ----------
Net income (loss). . . . . . . . . . . . . . .   $   298     $  (736)   $   374    $(1,504)
                                               ----------  ----------  --------- ----------
Other comprehensive income (loss), net of tax:
  Foreign currency translation
    adjustments (expense). . . . . . . . . . .       (39)       (216)       (88)      (496)
  Unrealized holding gains (losses) arising
    during period. . . . . . . . . . . . . . .        (5)          7          0         (1)
                                               ----------  ----------  --------- ----------
Comprehensive income (loss). . . . . . . . . .   $   254     $  (945)   $   286    $(2,001)
                                               ==========  ==========  ========= ==========

Net income (loss) per share (basic). . . . . .   $  0.04     $ (0.11)   $  0.05    $ (0.22)
Net income (loss) per share (diluted). . . . .   $  0.04     $ (0.11)   $  0.05    $ (0.22)

Shares used in per share calculation:
  Basic. . . . . . . . . . . . . . . . . . . .     7,078       6,799      7,021      6,785
  Diluted. . . . . . . . . . . . . . . . . . .     7,251       6,799      7,244      6,785


                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                                 AEHR TEST SYSTEMS
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)
                                   (Unaudited)

                                                                Six Months Ended
                                                                  November 30,
                                                            ----------------------
                                                               2000        1999
                                                            ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) . . . . . . . . . . . . . . . . . . .       $   374    $ (1,504)
Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
   Provision for doubtful accounts. . . . . . . . . . .            (4)        (16)
   Depreciation and amortization. . . . . . . . . . . .           322         423
   Deferred income taxes. . . . . . . . . . . . . . . .            93         (12)
   Changes in operating assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . . .        (1,646)        159
      Inventories . . . . . . . . . . . . . . . . . . .         1,030      (1,013)
      Accounts payable. . . . . . . . . . . . . . . . .          (668)        753
      Accrued expenses and deferred revenue . . . . . .           857        (468)
      Deferred lease commitment . . . . . . . . . . . .            55          --
      Prepaid expenses and other. . . . . . . . . . . .          (332)       (810)
                                                            ----------  ----------
       Net cash provided by (used in) operating
           activities . . . . . . . . . . . . . . . . .            81      (2,488)
                                                            ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of short-term investments. . . . . . . . . . . . .         2,022         635
Sale (purchase) of long-term investments. . . . . . . .          (156)      2,220
Acquisition of property and equipment . . . . . . . . .           (40)       (287)
Increase in other assets. . . . . . . . . . . . . . . .           (56)       (228)
                                                            ----------  ----------
       Net cash provided by investing
           activities . . . . . . . . . . . . . . . . .         1,770       2,340
                                                            ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt and capital lease principal payments . .           (73)        (94)
Proceeds from issuance of common stock and
  exercise of stock options . . . . . . . . . . . . . .           884         170
Repurchase of common stock  . . . . . . . . . . . . . .           (67)        (50)
                                                            ----------  ----------
       Net cash provided by financing
           activities . . . . . . . . . . . . . . . . .           744          26
                                                            ----------  ----------
Effect of exchange rates on cash. . . . . . . . . . . .           (92)         52
                                                            ----------  ----------
       Net increase (decrease) in cash and cash
           equivalents. . . . . . . . . . . . . . . . .         2,503         (70)

Cash and cash equivalents, beginning of period. . . . .         8,323       5,336
                                                            ----------  ----------
Cash and cash equivalents, end of period. . . . . . . .       $10,826     $ 5,266
                                                            ==========  ==========


                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                               AEHR TEST SYSTEMS
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED NOVEMBER 30, 2000
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION
        The accompanying condensed consolidated financial information has been prepared by Aehr Test Systems, without audit, in accordance with the instructions to Form 10-Q and therefore does not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in accordance with generally accepted accounting principles.

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

                                       Three Months Ended      Six Months Ended
                                          November 30,            November 30,
                                     ---------------------   ---------------------
                                        2000       1999         2000       1999
                                     ---------- ----------   ---------- ----------
                                         (in thousands, except per share amounts)
                                                      (unaudited)
Basic EPS:

Net income (loss). . . . . . . . . .   $   298    $  (736)     $   374    $(1,504)
                                     ========== ==========   ========== ==========
Denominator: Weighted average common
  shares outstanding . . . . . . . .     7,078      6,799        7,021      6,785
                                     ========== ==========   ========== ==========

Net income (loss) per share (basic).   $  0.04    $ (0.11)     $  0.05    $ (0.22)
                                     ========== ==========   ========== ==========
Diluted EPS:

Denominator: Weighted average common
  shares outstanding . . . . . . . .     7,078      6,799        7,021      6,785
Options  . . . . . . . . . . . . . .       173         --          223         --
                                     ---------- ----------   ---------- ----------
Total Shares . . . . . . . . . . . .     7,251      6,799        7,244      6,785
                                     ========== ==========   ========== ==========

Net income (loss) per share (diluted)  $  0.04    $ (0.11)     $  0.05    $ (0.22)
                                     ========== ==========   ========== ==========


3.  INVENTORIES

Inventories are comprised of the following (in thousands):

                                     November 30,    May 31,
                                         2000         2000
                                     (unaudited)
                                     -----------  -----------
Raw materials and sub-assemblies        $ 3,890     $ 4,164
Work in process                           5,878       6,299
Finished goods                              306         720
                                     -----------  -----------
                                        $10,074     $11,183
                                     ===========  ===========

4.  RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 amends Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments including standalone instruments, as forward currency exchange contracts and interest rate swaps or embedded derivatives and requires that these instruments be marked-to-market on an ongoing basis. These market value adjustments are to be included either in the income statement or stockholders' equity, depending on the nature of the transaction. We are required to adopt SFAS 133 in the first quarter of our fiscal year 2002. We are in process of evaluating the effect of SFAS 133 on our financial statements.

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

    In April 2000, the Financial Accounting Standards Board ("FASB") issued FASB interpretation of No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of Accounting Principles Board ("APB") Opinion No. 25. Among other issues, this interpretation clarifies the definition of employees for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in the interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effect of applying this interpretation is recognized on a prospective basis from July 1, 2000. The Company adopted the provisions of FIN 44 as of the required effective dates. The adoption of this interpretation did not have a material effect on the Company's financial position or results of operations.


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

RESULTS OF OPERATIONS

    The following table sets forth items in the Company's Consolidated Statements of Operations as a percentage of net sales for the periods indicated.

                                                 Three Months Ended      Six Months Ended
                                                     November 30,          November 30,
                                               ----------------------  --------------------
                                                  2000        1999        2000      1999
                                               ----------  ----------  --------- ----------
Net sales. . . . . . . . . . . . . . . . . . .     100.0 %     100.0 %    100.0 %    100.0 %
Cost of sales. . . . . . . . . . . . . . . . .      62.0        78.8       62.0       76.7
                                               ----------  ----------  --------- ----------
Gross profit . . . . . . . . . . . . . . . . .      38.0        21.2       38.0       23.3
                                               ----------  ----------  --------- ----------
Operating expenses:
  Selling, general and administrative. . . . .      21.0        33.6       22.2       37.1
  Research and development . . . . . . . . . .      15.0        21.2       14.8       24.9
  Research and development cost
    reimbursement - DARPA. . . . . . . . . . .      (3.3)       (4.3)      (1.7)      (4.9)
                                               ----------  ----------  --------- ----------
      Total operating expenses . . . . . . . .      32.6        50.5       35.3       57.1
                                               ----------  ----------  --------- ----------
Income (loss) from operations. . . . . . . . .       5.4       (29.3)       2.6      (33.8)
Interest income  . . . . . . . . . . . . . . .       2.6         4.2        2.6        5.1
Interest expense . . . . . . . . . . . . . . .        --          --         --       (0.1)
Other income (expense), net  . . . . . . . . .      (0.8)        5.2       (0.4)       6.3
                                               ----------  ----------  --------- ----------
Income (loss) before income taxes. . . . . . .       7.1       (19.9)       4.8      (22.5)
Income tax expense (benefit) . . . . . . . . .       3.8        (8.2)       2.7       (8.4)
                                               ----------  ----------  --------- ----------
Net income (loss). . . . . . . . . . . . . . .       3.3 %     (11.7)%      2.1 %    (14.1)%
                                               ==========  ==========  ========= ==========


THREE MONTHS ENDED NOVEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1999

    NET SALES. Net sales consist primarily of sales of systems, die carriers, test fixtures, upgrades and spare parts and revenues from service contracts. Revenue for all products except royalties is recognized upon shipment of product provided no significant obligations remain and collectability is probable. Provision for the estimated future cost of warranty and installation is recorded at the time the products are shipped. Actual warranty and installation costs incurred have not materially differed from those provided. Royalty revenue related to PTB licensing income is recognized when paid by the licensees. This income is recorded in net sales. Net sales increased to $9.0 million in the three months ended November 30, 2000 from $6.3 million in the three months ended November 30, 1999, an increase of 42.8%. The increase in net sales resulted primarily from increased shipments of dynamic burn-in products of approximately $4.9 million, partially offset by a decrease in shipments of MTX products of approximately $2.3 million. The Company anticipates that net sales in the third quarter of fiscal 2001 will be at about the same level as, or slightly down from, the net sales in the second quarter of fiscal 2001.

    GROSS PROFIT.  Gross profit consists of net sales less cost of sales.
Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit increased to $3.4 million in the three months ended November 30, 2000 from $1.3 million in the three months ended November 30, 1999, an increase of 155.3%. Gross profit margin increased to 38.0% in the three months ended November 30, 2000 from 21.2% in the three months ended November 30, 1999. The increase in gross profit margin was primarily the result of decreased provisions for warranty and inventory reserves, and lower material costs as a percentage of sales primarily as a result of a change in product mix. The Company anticipates that gross margin in the third quarter of fiscal 2001 will increase compared with the third quarter of fiscal 2000.
                                      9

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related costs of employees, customer support costs, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses decreased to $1.9 million in the three months ended November 30, 2000 from $2.1 million in the three months ended November 30, 1999, a decrease of 10.8%. The decrease in SG&A expenses was primarily due to decreases in product support expenses. As a percentage of net sales, SG&A expenses decreased to 21.0% in the three months ended November 30, 2000 from 33.6% in the three months ended November 30, 1999, reflecting higher net sales.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses were unchanged at $1.3 million in the three months ended November 30, 2000 and in the three months ended November 30, 1999. As a percentage of net sales, R&D expenses decreased to 15.0% in the three months ended November 30, 2000 from 21.2% in the three months ended November 30, 1999, reflecting higher net sales.

    RESEARCH AND DEVELOPMENT COST REIMBURSEMENT - DARPA. Research and development cost reimbursement - DARPA ("R&D - DARPA") is a credit representing reimbursements by Defense Advanced Research Projects Agency ("DARPA"), a U.S. government agency, of costs incurred in the Company's wafer-level burn-in development project. R&D - DARPA increased to $300,000 in the three months ended November 30, 2000 from $268,000 in the three months ended November 30, 1999, an increase of 11.9%. Payments by DARPA depend on satisfaction of development milestones, and the level of payments may vary significantly from quarter to quarter. As of November 30, 2000, an additional milestone was completed, invoiced, and approved, but had not yet been paid by DARPA. Subsequent to November 30, 2000, that invoice, in the amount of $300,000, was paid in full. The two final milestones of this agreement, with invoice amounts of $200,000 and $100,000, respectively, were completed, approved and paid during the third quarter of fiscal 2001. It is not expected that there will be any additional R&D - DARPA credits recorded after the third quarter of fiscal 2001. There can be no assurance that the development project will result in any marketable products.

    INTEREST INCOME. Interest income decreased to $230,000 in the three months ended November 30, 2000 from $264,000 in the three months ended November 30, 1999, a decrease of 12.9%. The decrease in interest income was related to a lower level of cash and investments.

    INTEREST EXPENSE. Interest expense was unchanged at $3,000 in the three months ended November 30, 2000 and in the three months ended November 30, 1999.

    OTHER INCOME (EXPENSE), NET. Other expense, net was $74,000 in the three months ended November 30, 2000, compared with other income, net of $325,000 in the three months ended November 30, 1999, primarily due to foreign currency exchange losses recorded by the Company and its subsidiaries in the three months ended November 30, 2000 versus foreign currency exchange gains recorded in the three months ended November 30, 1999.

    INCOME TAX EXPENSE (BENEFIT). Income tax expense was $337,000 in the three months ended November 30, 2000, compared with income tax benefit of $519,000 in the three months ended November 30, 1999. The income tax expense in the three months ended November 30, 2000 was primarily due to the tax expense recorded as a result of income earned in the Company's U.S. operations. The income tax benefit in the three months ended November 30, 1999 was primarily due to the tax benefit recorded as a result of losses incurred in the Company's U.S. operations. Such tax benefit will be carried back to previous fiscal years in which the Company paid taxes when its U.S. operations were profitable. The Company's Japanese subsidiary experienced significant cumulative losses since fiscal 1993, and thus generated certain net operating losses available to offset future taxes payable in Japan. As a result of the subsidiary's cumulative operating losses, a valuation allowance has been established for the full amount of the subsidiary's net deferred tax assets. The income tax rate did not approximate the statutory tax rates of the jurisdictions in which the Company operates primarily because no tax benefit is being recorded for losses in the Company's Japanese subsidiary.


SIX MONTHS ENDED NOVEMBER 30, 2000 COMPARED TO SIX MONTHS ENDED NOVEMBER 30,
1999

    NET SALES. Net sales increased to $17.6 million in the six months ended November 30, 2000 from $10.7 million in the six months ended November 30, 1999, an increase of 64.8%. The increase in net sales resulted primarily from increased shipments of dynamic burn-in products of approximately $10.6 million, partially offset by a decrease in shipments of MTX products of approximately $4.0 million.

    GROSS PROFIT. Gross profit increased to $6.7 million in the six months ended November 30, 2000 from $2.5 million in the six months ended November 30, 1999, an increase of 168.0%. Gross profit margin increased to 38.0% in the six months ended November 30, 2000 from 23.3% in the six months ended November 30, 1999. The increase in gross profit margin was primarily the result of a change in product mix, resulting in lower material costs as a percentage of sales, and decreased provisions for warranty and inventory reserves.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses were unchanged at $3.9 million in the six months ended November 30, 2000 and in the six months ended November 30, 1999. As a percentage of net sales, SG&A expenses decreased to 22.2% in the six months ended November 30, 2000 from 37.1% in the six months ended November 30, 1999, reflecting higher net sales.

    RESEARCH AND DEVELOPMENT. R&D expenses decreased to $2.6 million in the six months ended November 30, 2000 from $2.7 million in the six months ended November 30, 1999, a decrease of 2.0%. The decrease in R&D expenses was primarily due to a decrease in engineering project material expenses. As a percentage of net sales, R&D expenses decreased to 14.8% in the six months ended November 30, 2000 from 24.9% in the six months ended November 30, 1999, reflecting higher net sales.

    RESEARCH AND DEVELOPMENT COST REIMBURSEMENT - DARPA. R&D - DARPA decreased to $300,000 in the six months ended November 30, 2000 from $516,000 in the six months ended November 30, 1999, a decrease of 41.9%. Payments by DARPA depend on satisfaction of development milestones, and the level of payments may vary significantly from quarter to quarter.

    INTEREST INCOME. Interest income decreased to $463,000 in the six months ended November 30, 2000 from $540,000 in the six months ended November 30, 1999, a decrease of 14.3%. The decrease in interest income was related to a lower level of cash and investments.

    INTEREST EXPENSE. Interest expense was unchanged at $6,000 in the six months ended November 30, 2000 and in the six months ended November 30, 1999.

    OTHER INCOME (EXPENSE), NET. Other expense, net was $74,000 in the six months ended November 30, 2000, compared with other income, net of $666,000 in the six months ended November 30, 1999, primarily due to foreign currency exchange losses recorded by the Company and its subsidiaries in the six months ended November 30, 2000 versus foreign currency exchange gains recorded in the six months ended November 30, 1999.

    INCOME TAX EXPENSE (BENEFIT). Income tax expense was $470,000 in the six months ended November 30, 2000, compared with income tax benefit of $895,000 in the six months ended November 30, 1999. The income tax expense in the six months ended November 30, 2000 was primarily due to the tax expense recorded as a result of income earned in the Company's U.S. operations. The income tax benefit in the six months ended November 30, 1999 was primarily due to the tax benefit recorded as a result of losses incurred in the Company's U.S. operations. Such tax benefit will be carried back to previous fiscal years in which the Company paid taxes when its U.S. operations were profitable. The income tax rate did not approximate the statutory tax rates of the jurisdictions in which the Company operates primarily because no tax benefit is being recorded for losses in the Company's Japanese subsidiary.


LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary source of liquidity has been the cash flow generated from the Company's August 1997 initial public offering, resulting in net proceeds to the Company of approximately $26.8 million. As of November 30, 2000, the Company had $16.2 million in cash and short-term investments.

    Net cash provided by operating activities was approximately $81,000 for the six months ended November 30, 2000, and net cash used in operating activities was approximately $2.5 million for the six months ended November 30, 1999. For the six months ended November 30, 2000, net cash provided by operating activities was due primarily to a decrease in inventory of $1.0 million, an increase in accrued expenses and deferred revenue of $857,000, and the net income of $374,000, partially offset by increases in accounts receivable of $1.6 million and accounts payable of $668,000. For the six months ended November 30, 1999, net cash used in operating activities was due primarily to the net loss of $1.5 million and increases in inventory of $1.0 million and in prepaid expenses and other of $810,000, partially offset by an increase in accounts payable of $753,000.

    Net cash provided by investing activities was approximately $1.8 million and $2.3 million for the six months ended November 30, 2000 and November 30, 1999, respectively. The cash provided by investing activities during the six months ended November 30, 2000 was primarily due to the sale of short-term investments. The cash provided by investing activities during the six months ended November 30, 1999 was primarily due to the sale of both long-term and short-term investments.

    Financing activities provided cash of approximately $744,000 in the six months ended November 30, 2000 and $26,000 in the six months ended November 30, 1999. The cash provided by financing activities during the six months ended November 30, 2000 was primarily due to the proceeds from issuance of common stock and exercise of stock options. The cash provided by financing activities during the six months ended November 30, 1999 was primarily due to the proceeds from issuance of common stock and exercise of stock options, partially offset by the long-term debt principal payments and the Company's repurchase of common shares.

    As of November 30, 2000, the Company had working capital of $31.6 million, compared with $30.4 million as of May 31, 2000. Working capital consists of cash and cash equivalents, short-term investments, accounts receivable, inventory and other current assets, less current liabilities. The increase in working capital was primarily due to an increase in accounts receivable, a decrease in accounts payable and an increase in cash and short-term investments, partially offset by a decrease in inventories and an increase in accrued expenses.

    The Company announced in August 1998 that its board of directors had authorized the repurchase of up to 1,000,000 shares of its outstanding common shares. The Company may repurchase the shares in the open market or in privately negotiated transactions, from time to time, subject to market conditions. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase program may be interrupted or discontinued at any time. Any such repurchase of shares, if consummated, may use a portion of the Company's working capital. Through November 30, 2000, the Company has repurchased 323,000 shares at an average price of $4.17.

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

    RECENT OPERATING LOSSES. The Company incurred operating losses of $5.2 million and $4.6 million in fiscal 2000 and 1999, respectively. The Company also incurred operating losses of $2.1, $4.2 and $2.4 million in fiscal 1995, 1994 and 1993, respectively. The Company operated profitably from fiscal 1996 to 1998, due to increased net sales that were substantially the result of sales of new products, particularly sales of MTX systems to Siemens (the semiconductor group of Siemens is now known as Infineon). In fiscal 1998, the Company began to feel the industry slowdown due to uncertainties caused primarily by the financial crisis in Asia and DRAM overcapacity and recorded an operating loss in fiscal 1999 and 2000. The Company anticipates that net sales in the third quarter of fiscal 2001 will be at about the same level as, or slightly down from, the net sales in the second quarter of fiscal 2001. Although the Company returned to profitability in the first two quarters of fiscal 2001 and the Company's goal is to remain profitable in the third quarter of fiscal 2001, there can be no assurance that the Company's net sales will continue to rebound or that the Company will remain profitable in the remaining quarters of fiscal 2001 or in later years.

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

    CUSTOMER CONCENTRATION. Sales to the Company's five largest customers accounted for approximately 64.3%, 62.7% and 75.2% of its net sales in fiscal 2000, 1999 and 1998, respectively. Sales to the Company's five largest customers accounted for approximately 62.7% of its net sales in the six months ended November 30, 2000. During fiscal 2000, Texas Instruments, Formosa Advanced Technologies Co. Ltd. and First International Computer Inc. accounted for 22.8%, 19.2% and 13.5% of the Company's net sales, respectively. During fiscal 1999, Infineon (formerly the semiconductor group of Siemens), Texas Instruments and Motorola accounted for 21.9%, 18.1% and 11.9% of the Company's net sales, respectively. During fiscal 1998, Infineon and Motorola accounted for 47.0% and 12.8% of the Company's net sales, respectively. No other customers represented more than 10% of the Company's net sales for fiscal 2000, 1999 and 1998. The loss of or reduction or delay in orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect the Company's business, financial condition and operating results.

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

    UNCERTAINTIES RELATING TO DARPA FUNDING FOR RESEARCH AND DEVELOPMENT. In 1994, the Company entered into a cost-sharing agreement with DARPA, a U.S. government agency, under which DARPA was providing co-funding for the development of wafer-level burn-in and test equipment. The contract provided for payments by DARPA totaling up to $6.5 million. The Company had completed certain development milestones and received DARPA payment of $5.9 million through November 30, 2000. As of November 30, 2000, an additional milestone was completed, invoiced, and approved, but had not yet been paid by DARPA. Subsequent to November 30, 2000, that invoice, in the amount of $300,000, was paid in full. The two final milestones of this agreement, with invoice amounts of $200,000 and $100,000, respectively, were completed, approved and paid during the third quarter of fiscal 2001. It is not expected that there will be any additional R&D - DARPA credits recorded after the third quarter of fiscal 2001. There can be no assurance that the development project will result in any marketable products.

    INTENSE COMPETITION. In each of the markets it serves, the Company faces competition from established competitors and potential new entrants. New product introductions by the Company's competitors or by new market entrants could cause a decline in sales or loss of market acceptance of the Company's existing products. Increased competitive pressure could also lead to intensified price-based competition, resulting in lower prices that could adversely affect the Company's business, financial condition and operating results. Competing suppliers of burn-in and functional test systems include Ando Corporation, Japan Engineering Company and Reliability Incorporated. In addition, suppliers of memory test equipment, including Advantest Corporation and Teradyne, Inc., may seek to offer competitive parallel test systems in the future. The Company's MAX dynamic and ATX monitored and dynamic burn-in systems increasingly have faced and are expected to continue to face severe competition, especially from local, low cost manufacturers. Also, the MAX dynamic burn-in system faces severe competition from manufacturers of monitored burn-in systems. The Company's DiePakr products face significant competition. The Company believes that several companies, including Yamaichi and Texas Instruments, have developed or are developing products that compete with the Company's DiePak products. The DiePak products also face severe competition from other alternative test solutions. The Company's test fixture products face numerous competitors. The Company has granted royalty-bearing licenses to two companies to make Performance Test Boards ("PTBs") for use with its MTX systems. Sales of PTBs by licensees result in royalties to the Company but reduce the Company's own sales of PTBs.

    CYCLICALITY OF SEMICONDUCTOR INDUSTRY AND CUSTOMER PURCHASES; RISK OF CANCELLATIONS AND RESCHEDULINGS. The semiconductor and semiconductor equipment industries in general, and the market for DRAMs and other memories in particular, historically have been highly volatile and have experienced periodic downturns and slowdowns. These downturns and slowdowns have adversely affected the Company's operating results in the past and in fiscal 1998, 1999 and 2000. A large portion of the Company's net sales is attributable to a few customers and therefore a reduction in purchases by one or more customers could materially adversely affect the Company's financial results. Semiconductor equipment companies may experience a significant rate of cancellations and reschedulings of purchase orders, as was the case in the industry in late 1995, early 1996, and 1998. The Company is seeing a slowdown in spending by a number of the Company's customers, a trend which has been noted previously by other companies in the semiconductor equipment industry. Some of the Company's customers have delayed their placement of orders. New orders for the MTX massively parallel memory tester may be delayed because of the excess production capacity of DRAMs, which is currently being reported by industry analysts. There can be no assurance that the Company will not be materially adversely affected by future cancellations and reschedulings.

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


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

    Certain of the statements and subject areas contained herein in "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are not based on historical or current facts deal with or may be impacted by potential future circumstances and developments. Such statements and the discussion of such subject areas involve, and are therefore qualified by, the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company's actual future experience involving any one or more of such subject areas. The Company has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from current expectations regarding the relevant statement or subject area. The Company's operations and results may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified herein, including but not limited to, cyclicality and seasonality in the industries to which the Company sells its products, the impact of competitive products and pricing, extraordinary fluctuations in the pricing and supply of the Company's raw materials, volatility of commodities markets, unanticipated developments in the areas of environmental compliance and other risks and uncertainties identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

    The Company considered the provisions of Financial Reporting Release No. 48 "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." The Company has no holdings of derivative financial or commodity instruments at November 30, 2000.

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

    A majority of the Company's revenue and capital spending is transacted in U.S. dollars. The Company, however, enters into transactions in other currencies, primarily Japanese yen. Substantially all sales to Japanese customers are denominated in Japanese yen. Since the price is determined at the time a purchase order is accepted, the Company is exposed to the risks of fluctuations in the yen-dollar exchange rate during the lengthy period from purchase order to ultimate payment. This exchange rate risk is partially offset to the extent that the Company's Japanese subsidiary incurs yen-denominated expenses. To date, the Company has not invested in instruments designed to hedge currency risks. In addition, the Company's Japanese subsidiary typically carries debt or other obligations due to the Company that may be denominated in either yen or dollars. Since the Japanese subsidiary's financial statements are based in yen and the Company's financial statements are based in dollars, the Japanese subsidiary and the Company recognize foreign exchange gain or loss in any period in which the value of the yen rises or falls in relation to the dollar. A 10% decrease in the value of the yen as compared with the dollar would potentially result in an additional net loss of approximately $182,000.


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

Purchase and installation of machinery and equipment          $ 2,479,274
Repayment of indebtedness                                       4,455,179
Working capital                                                18,677,820
Temporary investments, including cash and cash equivalents      1,220,024
                                                             ------------
Total                                                         $26,832,297
                                                             ============

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held an Annual Meeting of Shareholders on October 24, 2000. There were issued and outstanding on September 8, 2000, the record date, 7,015,078 shares of Common Stock. There were present at said meeting in person and by proxy Shareholders of the Company who were holders of 6,488,274 shares of Common Stock entitled to vote thereat, constituting a quorum. At the Annual Meeting, the following votes were cast for the proposals indicated:

Proposal One:  Election of Directors of the Company.

     NOMINEE         VOTES FOR    VOTES WITHHELD
Rhea J. Posedel      6,107,568       380,706
William W.R. Elder   6,109,274       379,000
Mukesh Patel         6,109,274       379,000
Mario M. Rosati      6,108,074       380,200

Proposal Two: Amendment to the 1996 Stock Option Plan to increase the number of shares issuable thereunder by 300,000 shares.

               VOTES
FOR          4,865,759
AGAINST      1,610,438
ABSTAIN         12,077

Proposal Three: Ratification of Appointment of PricewaterhouseCoopers LLP as the Company's Independent Public Accountants for fiscal 2001.

               VOTES
FOR          6,471,054
AGAINST         13,470
ABSTAIN          3,750

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                (a)  Exhibit 27.1 Financial Data Schedule
                (b) No reports on Form 8-K were filed by the Company during the quarter ended November 30, 2000.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Aehr Test Systems
                                                    (Registrant)

Date:     January 12, 2001                   /s/  RHEA J. POSEDEL
                                                  ---------------
                                                  Rhea J. Posedel
                                            Chief Executive Officer and
                                         Chairman of the Board of Directors


Date:     January 12, 2001                   /s/  GARY L. LARSON
                                                  --------------
                                                  Gary L. Larson
                                            Vice President of Finance and
                                               Chief Financial Officer