Form 10-Q
period 2001-02-28
AEHR TEST SYSTEMS
filed 2001-04-13
CIK 1040470

                                    FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 28, 2001.

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
     Number of shares of Common Stock, $0.01 par value, outstanding at February 28, 2001 was 7,104,588.

                                      FORM 10-Q

                       FOR THE QUARTER ENDED FEBRUARY 28, 2001

                                        INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
               February 28, 2001 and May 31, 2000 . . . . . . . . . . .   3

          Condensed Consolidated Statements of Operations for the three months and nine months ended February 28, 2001 and
               February 29, 2000. . . . . . . . . . . . . . . . . . . .   4

          Condensed Consolidated Statements of Cash Flows for the
               nine months ended February 28, 2001 and
               February 29, 2000. . . . . . . . . . . . . . . . . . . .   5

          Notes to Condensed Consolidated Financial Statements. . . . .   6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations. . . . . . . . . . . . . . . .   9

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risks. .  18

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . .  20

ITEM 2.  Changes in Securities and Use of Proceeds  . . . . . . . . . .  20

ITEM 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . .  20

ITEM 4.  Submission of Matters to a Vote of Security Holders  . . . . .  20

ITEM 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . .  20

ITEM 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .  20

SIGNATURE PAGE  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

                            PART I.  FINANCIAL STATEMENTS

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                  AEHR TEST SYSTEMS
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (in thousands)

                                                 February 28,   May 31,
                                                    2001         2000
                                                (unaudited)
                                                 -----------  -----------
                        ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . .   $12,662     $ 8,323
  Short-term investments. . . . . . . . . . . . .     5,763       7,365
  Accounts receivable . . . . . . . . . . . . . .     6,822       6,294
  Inventories . . . . . . . . . . . . . . . . . .     9,758      11,183
  Prepaid expenses and other. . . . . . . . . . .     3,168       3,277
                                                 -----------  -----------
    Total current assets  . . . . . . . . . . . .    38,173      36,442

Property and equipment, net . . . . . . . . . . .     2,236       2,613
Long-term investments . . . . . . . . . . . . . .       516         580
Other assets, net . . . . . . . . . . . . . . . .     1,113       1,094
                                                 -----------  -----------
    Total assets  . . . . . . . . . . . . . . . .   $42,038     $40,729
                                                 ===========  ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term bank debt. . . . .   $    --     $   143
  Accounts payable. . . . . . . . . . . . . . . .     2,188       2,989
  Accrued expenses. . . . . . . . . . . . . . . .     4,080       2,873
  Deferred revenue. . . . . . . . . . . . . . . .        51          37
                                                 -----------  -----------
    Total current liabilities . . . . . . . . . .     6,319       6,042

Long-term bank debt, net of current portion . . .        --         297
Deferred revenue. . . . . . . . . . . . . . . . .        44          39
Deferred lease commitment . . . . . . . . . . . .       122          46
                                                 -----------  -----------
    Total liabilities . . . . . . . . . . . . . .     6,485       6,424
                                                 -----------  -----------
Shareholders' equity:
  Common stock, $0.01 par value:
    Issued and outstanding: 7,105 shares and
    6,906 shares at February 28, 2001 and
    May 31, 2000, respectively  . . . . . . . . .        71          69
  Additional paid-in capital  . . . . . . . . . .    36,090      35,332
  Accumulated deficit . . . . . . . . . . . . . .    (2,144)     (2,660)
  Net unrealized gain (loss) on investments . . .        31         (13)
  Cumulative translation adjustment . . . . . . .     1,505       1,577
                                                 -----------  -----------
    Total shareholders' equity  . . . . . . . . .    35,553      34,305
                                                 -----------  -----------
    Total liabilities and shareholders' equity. .   $42,038     $40,729
                                                 ===========  ===========


                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                            AEHR TEST SYSTEMS AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (in thousands, except per share data)
                                         (Unaudited)

                                                 Three Months Ended        Nine Months Ended
                                               ----------------------    --------------------
                                              February 28, February 29, February 28, February 29,
                                                  2001         2000         2001         2000
                                               ----------  ----------    ---------   ----------
Net sales. . . . . . . . . . . . . . . . . . .  $  7,818    $  6,644      $25,373     $17,294
Cost of sales. . . . . . . . . . . . . . . . .     5,114       4,368       16,006      12,532
                                               ----------  ----------    ---------   ----------
Gross profit . . . . . . . . . . . . . . . . .     2,704       2,276        9,367       4,762
                                               ----------  ----------    ---------   ----------
Operating expenses:
  Selling, general and administrative. . . . .     1,757       1,927        5,659       5,874
  Research and development . . . . . . . . . .     1,266       1,308        3,866       3,962
  Research and development cost
    reimbursement - DARPA. . . . . . . . . . .      (300)       (350)        (600)       (866)
                                               ----------  ----------    ---------   ----------
      Total operating expenses . . . . . . . .     2,723       2,885        8,925       8,970
                                               ----------  ----------    ---------   ----------
Income (loss) from operations. . . . . . . . .       (19)       (609)         442      (4,208)

Interest income  . . . . . . . . . . . . . . .       276         234          739         774
Interest expense . . . . . . . . . . . . . . .        (1)         (3)          (7)         (9)
Other income (expense), net  . . . . . . . . .       (16)       (409)         (90)        257
                                               ----------  ----------    ---------   ----------
Income (loss) before income taxes. . . . . . .       240        (787)       1,084      (3,186)

Income tax expense (benefit) . . . . . . . . .        98        (109)         568      (1,004)
                                               ----------  ----------    ---------   ----------
Net income (loss). . . . . . . . . . . . . . .  $    142    $   (678)     $   516     $(2,182)
                                               ----------  ----------    ---------   ----------

Other comprehensive income (loss), net of tax:
  Foreign currency translation
    adjustments income (expense). . . .. . . .        16         231          (72)        (35)
  Unrealized holding gains (losses) arising
    during period. . . . . . . . . . . . . . .        44          50           44          47
                                               ----------  ----------    ---------   ----------
Comprehensive income (loss). . . . . . . . . .  $    202    $   (397)     $   488     $(2,170)
                                               ==========  ==========    =========   ==========

Net income (loss) per share (basic). . . . . .  $   0.02    $  (0.10)     $  0.07     $ (0.32)
Net income (loss) per share (diluted). . . . .  $   0.02    $  (0.10)     $  0.07     $ (0.32)

Shares used in per share calculation:
  Basic. . . . . . . . . . . . . . . . . . . .     7,138       6,795        7,060       6,788
  Diluted. . . . . . . . . . . . . . . . . . .     7,186       6,795        7,205       6,788


                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                         AEHR TEST SYSTEMS AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                              Nine Months Ended
                                                            ----------------------
                                                           February 28, February 29,
                                                               2001        2000
                                                            ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) . . . . . . . . . . . . . . . . . . .       $   516     $(2,182)
Adjustments to reconcile net income (loss) to net cash
      Provided by (used in) operating activities:
   Provision for doubtful accounts. . . . . . . . . . .           (11)         36
   Depreciation and amortization. . . . . . . . . . . .           482         594
   Deferred income taxes. . . . . . . . . . . . . . . .            89          16
   Changes in operating assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . . .          (616)     (3,822)
      Inventories . . . . . . . . . . . . . . . . . . .         1,316        (578)
      Prepaid expenses and other. . . . . . . . . . . .            18        (164)
      Accounts payable. . . . . . . . . . . . . . . . .          (485)      1,169
      Accrued expenses and deferred revenue . . . . . .         1,274      (1,024)
      Deferred lease commitment . . . . . . . . . . . .            81          18
                                                            ----------  ----------
       Net cash provided by (used in)
           operating activities . . . . . . . . . . . .         2,664      (5,937)
                                                            ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of short-term investments  . . . . . . . . . . . .         1,602       4,063
Sale of long-term investments . . . . . . . . . . . . .           108       2,149
Acquisition of property and equipment . . . . . . . . .           (71)       (993)
Increase in other assets. . . . . . . . . . . . . . . .           (27)       (211)
                                                            ----------  ----------
       Net cash provided by investing activities  . . .         1,612       5,008
                                                            ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt and capital lease principal payments . .          (431)       (132)
Proceeds from issuance of common stock and
  exercise of stock options . . . . . . . . . . . . . .         1,187         260
Repurchase of common stock. . . . . . . . . . . . . . .          (427)       (135)
                                                            ----------  ----------
       Net cash provided by (used in) financing
           activities . . . . . . . . . . . . . . . . .           329          (7)
                                                            ----------  ----------
Effect of exchange rates on cash. . . . . . . . . . . .          (266)         29
                                                            ----------  ----------
       Net increase (decrease) in cash and
           cash equivalents . . . . . . . . . . . . . .         4,339        (907)

Cash and cash equivalents, beginning of period. . . . .         8,323       5,336
                                                            ----------  ----------
Cash and cash equivalents, end of period. . . . . . . .       $12,662     $ 4,429
                                                            ==========  ==========


                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                               AEHR TEST SYSTEMS
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED FEBRUARY 28, 2001
                                  (UNAUDITED)


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

                                                  Three Months Ended        Nine Months Ended
                                               ----------------------    --------------------
                                              February 28, February 29, February 28, February 29,
                                                  2001        2000         2001         2000
                                               ----------  ----------    ---------   ----------
                                                   (in thousands, except per share amounts)
                                                                (unaudited)
Basic EPS:
Net income (loss) . . . . . .  . . . .            $  142      $ (678)       $  516    $(2,182)
                                               ==========  ==========    ==========  ==========
Denominator: Weighted average common
  shares outstanding . . . . . . . . .             7,138       6,795         7,060      6,788
                                               ==========  ==========    ==========  ==========

Net income (loss) per share (basic). .            $ 0.02      $(0.10)       $ 0.07    $ (0.32)
                                               ==========  ==========    ==========  ==========
Diluted EPS:
Denominator: Weighted average common
  shares outstanding . . . . . . . . .             7,138       6,795         7,060      6,788
Options  . . . . . . . . . . . . . . .                48          --           145         --
                                               ----------  ----------    ---------   ----------
Total Shares . . . . . . . . . . . . .             7,186       6,795         7,205      6,788
                                               ==========  ==========    ==========  ==========

Net income (loss) per share (diluted).            $ 0.02      $(0.10)       $ 0.07    $ (0.32)
                                               ==========  ==========    ==========  ==========

3.  INVENTORIES

Inventories are comprised of the following (in thousands):

                                     February 28,    May 31,
                                         2001         2000
                                     (unaudited)
                                     -----------  -----------
Raw materials and sub-assemblies        $ 4,300     $ 4,164
Work in process                           4,895       6,299
Finished goods                              563         720
                                     -----------  -----------
                                        $ 9,758     $11,183
                                     ===========  ===========

4.  SEGMENT INFORMATION:

FOREIGN OPERATIONS:

    The Company develops, manufactures and sells systems to semiconductor manufacturers and operates in one operating segment. The following presents information about the Company's operations in different geographic areas (in thousands):

                                            United                        Adjust-
                                            States     Asia     Europe     ments     Total
                                           --------- --------- --------- --------- ---------
Three months ended February 28, 2001:
  Net sales......................            $6,647    $1,575      $355     $(759)   $7,818
  Portion of U.S. net sales
    from export sales............             3,758       --        --        --      3,758
  Income (loss) from operations..               (51)       36       (54)       50       (19)
  Identifiable assets............            48,197     3,009       909   (10,077)   42,038
  Long-lived assets..............             1,813       377        46       --      2,236

Nine months ended February 28, 2001:
  Net sales......................           $22,750    $3,731    $1,600   $(2,708)  $25,373
  Portion of U.S. net sales
    from export sales............            14,200       --        --        --     14,200
  Income (loss) from operations..               432      (161)      175        (4)      442
  Identifiable assets............            48,197     3,009       909   (10,077)   42,038
  Long-lived assets..............             1,813       377        46       --      2,236

2000:
  Net sales......................           $21,622    $3,248    $2,332   $(2,697)  $24,505
  Portion of U.S. net sales
    from export sales............            15,090       --        --        --     15,090
  Income (loss) from operations..            (4,501)     (840)       53        95    (5,193)
  Identifiable assets............            45,292     3,267       912   (10,029)   39,442
  Long-lived assets..............             2,074       474        65       --      2,613


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


5.  RECENT ACCOUNTING PRONOUNCEMENTS

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


RESULTS OF OPERATIONS

    The following table sets forth items in the Company's Consolidated Statements of Operations as a percentage of net sales for the periods indicated.

                                                  Three Months Ended        Nine Months Ended
                                               ----------------------    --------------------
                                              February 28, February 29, February 28, February 29,
                                                  2001        2000         2001         2000
                                               ----------  ----------    ---------   ----------
Net sales. . . . . . . . . . . . . . . . . . .     100.0 %     100.0 %      100.0 %    100.0 %
Cost of sales. . . . . . . . . . . . . . . . .      65.4        65.7         63.1       72.5
                                               ----------  ----------    ---------   --------
Gross profit . . . . . . . . . . . . . . . . .      34.6        34.3         36.9       27.5
                                               ----------  ----------    ---------   --------
Operating expenses:
  Selling, general and administrative. . . . .      22.5        29.0         22.3       33.9
  Research and development . . . . . . . . . .      16.2        19.7         15.2       22.9
  Research and development cost
    reimbursement - DARPA. . . . . . . . . . .      (3.9)       (5.2)        (2.3)      (5.0)
                                               ----------  ----------    ---------   --------
      Total operating expenses . . . . . . . .      34.8        43.5         35.2       51.8
                                               ----------  ----------    ---------   --------
Income (loss) from operations. . . . . . . . .      (0.2)       (9.2)         1.7      (24.3)

Interest income  . . . . . . . . . . . . . . .       3.5         3.5          2.9        4.5
Interest expense . . . . . . . . . . . . . . .        --          --           --       (0.1)
Other income (expense), net  . . . . . . . . .      (0.2)       (6.1)        (0.4)       1.5
                                               ----------  ----------    ---------   --------
Income (loss) before income taxes. . . . . . .       3.1       (11.8)         4.2      (18.4)

Income tax expense (benefit) . . . . . . . . .       1.3        (1.6)         2.2       (5.8)
                                               ----------  ----------    ---------   --------
Net income (loss). . . . . . . . . . . . . . .       1.8 %     (10.2)%        2.0 %    (12.6)%
                                               ==========  ==========    =========   ========

THREE MONTHS ENDED FEBRUARY 28, 2001 COMPARED TO THREE MONTHS ENDED FEBRUARY 29, 2000

    NET SALES. Net sales consist primarily of sales of systems, die carriers, test fixtures, upgrades and spare parts and revenues from service contracts. Revenue for all products except royalties is recognized upon shipment of product provided no significant obligations remain and collectability is probable. Provision for the estimated future cost of warranty and installation is recorded at the time the products are shipped. Actual warranty and installation costs incurred have not materially differed from those provided. Royalty revenue related to PTB licensing income is recognized when paid by the licensee. This income is recorded in net sales. Net sales increased to $7.8 million in the three months ended February 28, 2001 from $6.6 million in the three months ended February 29, 2000, an increase of 17.7%. The increase in net sales resulted primarily from an increase in shipments of dynamic burn-in products of approximately $1.8 million, partially offset by a decrease in shipments of Die products of approximately $524,000. The Company anticipates that net sales in the fourth quarter of fiscal 2001 will be down significantly from net sales in the third quarter of fiscal 2001.

    GROSS PROFIT. Gross profit consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit increased to $2.7 million in the three months ended February 28, 2001 from $2.3 million in the three months ended February 29, 2000, an increase of 18.8%. Gross profit margin increased to 34.6% in the three month ended February 28, 2001 from 34.3% in the three month ended February 29, 2000. The increase in gross profit margin was primarily the result of a decrease in the provision for inventory reserves, partially offset by an increase in the provision for warranty.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related costs of employees, customer support costs, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses decreased to $1.8 million in the three months ended February 28, 2001 from $1.9 million in the three months ended February 29, 2000, a decrease of 8.8%. The decrease in SG&A expenses was primarily due to a decrease in product support expenses. As a percentage of net sales, SG&A expenses decreased to 22.5% in the three months ended February 28, 2001 from 29.0% in the three months ended February 29, 2000, reflecting higher net sales.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses were unchanged at $1.3 million in the three months ended February 28, 2001 and in the three months ended February 29, 2000. As a percentage of net sales, R&D expenses decreased to 16.2% in the three months ended February 28, 2001 from 19.7% in the three months ended February 29, 2000, reflecting higher net sales.

    RESEARCH AND DEVELOPMENT COST REIMBURSEMENT - DARPA. Research and development cost reimbursement - DARPA ("R&D - DARPA") is a credit representing reimbursements by Defense Advanced Research Projects Agency ("DARPA"), a U.S. government agency, of costs incurred in the Company's wafer-level burn-in development project. R&D - DARPA decreased to $300,000 in the three months ended February 28, 2001 from $350,000 in the three months ended February 29, 2000, a decrease of 14.3%. Payments by DARPA depend on satisfaction of development milestones, and the level of payments may vary significantly from quarter to quarter. The two final milestones of this agreement were approved and paid during the third quarter of fiscal 2001. It is not expected that there will be any additional R&D - DARPA credits recorded for this project after the third quarter of fiscal 2001. There can be no assurance that this development project will result in any marketable products.

    INTEREST INCOME. Interest income increased to $276,000 in the three months ended February 28, 2001 from $234,000 in the three months ended February 29, 2000, an increase of 17.9%. The increase in interest income was primarily related to a higher average rate of return on investments.

    INTEREST EXPENSE. Interest expense decreased to $1,000 in the three months ended February 28, 2001 from $3,000 in the three months ended February 29, 2000, a decrease of 66.7%. The decrease in interest expense was primarily related to a lower level of outstanding debt.

    OTHER INCOME (EXPENSE), NET. Other expense, net was $16,000 in the three months ended February 28, 2001, compared with other expense, net of $409,000 in the three months ended February 29, 2000, primarily due to foreign currency exchange losses recorded by the Company and its subsidiaries in the three months ended February 28, 2001 being lower than in the three months ended February 29, 2000.

    INCOME TAX EXPENSE (BENEFIT). Income tax expense was $98,000 in the three months ended February 28, 2001, compared with income tax benefit of $109,000 in the three months ended February 29, 2000. The income tax expense in the three months ended February 28, 2001 was primarily due to the tax expense recorded as a result of income earned in the Company's U.S. operations. The income tax benefit in the three months ended February 29, 2000 was primarily due to the tax benefit recorded as a result of losses incurred in the Company's U.S. operations. Such tax benefit will be carried back to previous fiscal years in which the Company paid taxes when its U.S. operations were profitable. The Company's Japanese subsidiary experienced significant cumulative losses since fiscal 1993, and thus generated certain net operating losses available to offset future taxes payable in Japan. As a result of the subsidiary's cumulative operating losses, a valuation allowance has been established for the full amount of the subsidiary's net deferred tax assets. The income tax rate did not approximate the statutory tax rates of the jurisdictions in which the Company operates primarily because no tax benefit is being recorded for losses in the Company's Japanese subsidiary.


NINE MONTHS ENDED FEBRUARY 28, 2001 COMPARED TO NINE MONTHS ENDED FEBRUARY 29, 2000

    NET SALES. Net sales increased to $25.4 million in the nine months ended February 28, 2001 from $17.3 million in the nine months ended February 29, 2000, an increase of 46.7%. The increase in net sales resulted primarily from an increase in shipments of dynamic burn-in products of approximately $12.4 million, partially offset by a decrease in shipments of MTX products of approximately $4.1 million.

    GROSS PROFIT. Gross profit increased to $9.4 million in the nine months ended February 28, 2001 from $4.8 million in the nine months ended February 29, 2000, an increase of 96.7%. Gross profit margin increased to 36.9% in the nine months ended February 28, 2001 from 27.5% in the nine months ended February 29, 2000. The increase in gross profit margin was primarily the result of a change in product mix, resulting in lower material costs as a percentage of net sales, and a decrease in provision for inventory reserves.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses decreased to $5.7 million in the nine months ended February 28, 2001 from $5.9 million in the nine months ended February 29, 2000, a decrease of 3.7%. The decrease in SG&A expenses was primarily due to decreases in product support expenses and commissions paid to outside sales representatives of $209,000 and $175,000, respectively, partially offset by an increase in employment-related expenses of $168,000. As a percentage of net sales, SG&A expenses decreased to 22.3% in the nine months ended February 28, 2001 from 33.9% in the nine months ended February 29, 2000, reflecting higher net sales.

    RESEARCH AND DEVELOPMENT. R&D expenses decreased to $3.9 million in the nine months ended February 28, 2001 from $4.0 million in the nine months ended February 29, 2000, a decrease of 2.4%. The decrease in R&D expenses was primarily due to a decrease in engineering project material expenses. As a percentage of net sales, R&D expenses decreased to 15.2% in the nine months ended February 28, 2001 from 22.9% in the nine months ended February 29, 2000, reflecting higher net sales.

    RESEARCH AND DEVELOPMENT COST REIMBURSEMENT - DARPA. R&D - DARPA decreased to $600,000 in the nine months ended February 28, 2001 from $866,000 in the nine months ended February 29, 2000, a decrease of 30.7%. Payments by DARPA depend on satisfaction of development milestones, and the level of payments may vary significantly from quarter to quarter.

    INTEREST INCOME. Interest income decreased to $739,000 in the nine months ended February 28, 2001 from $774,000 in the nine months ended February 29, 2000, a decrease of 4.5%. The decrease in interest income was primarily related to a lower level of cash and investments, partially offset by a higher average rate of return on investments.

    INTEREST EXPENSE. Interest expense decreased to $7,000 in the nine months ended February 28, 2001 from $9,000 in the nine months ended February 29, 2000, a decrease of 22.2%. The decrease in interest expense was primarily related to a lower level of outstanding debt.

    OTHER INCOME (EXPENSE), NET. Other expense, net was $90,000 in the nine months ended February 28, 2001, compared with other income, net of $257,000 in the nine months ended February 29, 2000, primarily due to foreign currency exchange losses recorded by the Company and its subsidiaries in the nine months ended February 28, 2001 versus foreign currency gains recorded in the nine months ended February 29, 2000.

    INCOME TAX EXPENSE (BENEFIT). Income tax expense was $568,000 in the nine months ended February 28, 2001, compared with income tax benefit of $1.0 million in the nine months ended February 29, 2000. The income tax expense in the nine months ended February 28, 2001 was primarily due to the tax expense recorded as a result of income earned in the Company's U.S. operations. The income tax benefit in the nine months ended February 29, 2000 was primarily due to the tax benefit recorded as a result of losses incurred in the Company's U.S. operations. Such tax benefit will be carried back to previous fiscal years in which the Company paid taxes when its U.S. operations were profitable. The income tax rate did not approximate the statutory tax rates of the jurisdictions in which the Company operates because no tax benefit is being recorded for losses in the Company's Japanese subsidiary.


LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary source of liquidity has been the cash flow generated from the Company's August 1997 initial public offering, resulting in net proceeds to the Company of approximately $26.8 million. As of February 28, 2001, the Company had $18.4 million in cash and short-term investments.

    Net cash provided by operating activities was approximately $2.7 million for the nine months ended February 28, 2001 and net cash used in operating activities was approximately $5.9 million for the nine months ended February 29, 2000. For the nine months ended February 28, 2001, net cash provided by operating activities was due primarily to a decrease in inventories of $1.3 million and an increase in accrued expenses and deferred revenue of $1.3 million. For the nine months ended February 29, 2000, net cash used in operating activities was due primarily to an increase in accounts receivable of $3.8 million and the net loss of $2.2 million.

    Net cash provided by investing activities was approximately $1.6 million and $5.0 million for the nine months ended February 28, 2001 and February 29, 2000, respectively. The cash provided by investing activities during the nine months ended February 28, 2001 was primarily due to the sale of short-term investments. The cash provided by investing activities during the nine months ended February 29, 2000 was primarily due to the sale of both short-term and long-term investments.

    Financing activities provided cash of approximately $329,000 in the nine months ended February 28, 2001 and used cash of $7,000 in the nine months ended February 29, 2000. The cash provided by financing activities during the nine months ended February 28, 2001 was primarily due to proceeds from issuance of common stock and exercise of stock options, partially offset by the long-term debt principal payments and the Company's repurchase of 88,800 of its outstanding common shares at an average price of $4.80. The cash used by financing activities during the nine months ended February 29, 2000 was primarily due to the long-term debt principal payments and the Company's repurchase of 28,200 of its outstanding common shares at an average price of $4.80, partially offset by the proceeds from issuance of common stock and exercise of stock options.

    As of February 28, 2001, the Company had working capital of $31.9 million, compared with $30.4 million as of May 31, 2000. Working capital consists of cash and cash equivalents, short-term investments, accounts receivable, inventory and other current assets, less current liabilities. The increase in working capital was primarily due to an increase in cash and short-term investments, a decrease in accounts payable and an increase in accounts receivable, partially offset by a decrease in inventories and an increase in accrued expenses.

    The Company announced in August 1998 that its board of directors had authorized the repurchase of up to 1,000,000 shares of its outstanding common shares. The Company may repurchase the shares in the open market or in privately negotiated transactions, from time to time, subject to market conditions. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase program may be interrupted or discontinued at any time. Any such repurchase of shares, if consummated, may use a portion of the Company's working capital. Through February 28, 2001, the Company has repurchased 400,500 shares at an average price of $4.26.

    From time to time, the Company evaluates potential acquisitions of businesses, products or technologies that complement the Company's business. Any such transactions, if consummated, may use a portion of the Company's working capital or require the issuance of equity. The Company has no present understandings, commitments or agreements with respect to any material acquisitions.

    The Company anticipates that the existing cash balance together with anticipated cash provided by operations are adequate to meet its working capital and capital equipment requirements through fiscal 2002. After fiscal 2002, depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required, or, if available, that such financing can be obtained on terms satisfactory to the Company.


FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

    Special Note Regarding Forward Looking Statements

    This Quarterly Report on Form 10-Q (this "Report") contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Discussions containing such forward-looking statements may be found in this section, as well as within this Report generally. In addition, when used in this Report, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties.

    Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not undertake, and specifically decline, any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

    RECENT OPERATING LOSSES. The Company incurred operating losses of $5.2 million and $4.6 million in fiscal 2000 and 1999, respectively. The Company also incurred operating losses of $2.1, $4.2 and $2.4 million in fiscal 1995, 1994 and 1993, respectively. The Company operated profitably from fiscal 1996 to 1998, due to increased net sales that were substantially the result of sales of new products, particularly sales of MTX systems to Siemens (the semiconductor group of Siemens is now known as Infineon). In fiscal 1998, the Company began to feel the industry slowdown due to uncertainties caused primarily by the financial crisis in Asia and DRAM overcapacity and recorded an operating loss in fiscal 1999 and 2000. Given the current adverse market conditions, and the Company's lack of visibility related to the timing of any potential business rebound, the Company anticipates that net sales in the fourth quarter of fiscal 2001 will be down significantly from net sales in the third quarter of fiscal 2001. Although the Company returned to profitability in the first three quarters of fiscal 2001, there can be no assurance that the Company will remain profitable in the remaining quarter of fiscal 2001 or in later years.

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

    CUSTOMER CONCENTRATION. Sales to the Company's five largest customers accounted for approximately 64.3%, 62.7% and 75.2% of its net sales in fiscal 2000, 1999 and 1998, respectively. Sales to the Company's five largest customers accounted for approximately 70.4% of its net sales in the nine months ended February 28, 2001. During fiscal 2000, Texas Instruments, Formosa Advanced Technologies Co. Ltd. and First International Computer Inc. accounted for 22.8%, 19.2% and 13.5% of the Company's net sales, respectively. During fiscal 1999, Infineon (formerly the semiconductor group of Siemens),

Texas Instruments and Motorola accounted for 21.9%, 18.1% and 11.9% of the Company's net sales, respectively. During fiscal 1998, Infineon and Motorola accounted for 47.0% and 12.8% of the Company's net sales, respectively. No other customers represented more than 10% of the Company's net sales for fiscal 2000, 1999 and 1998. The loss of or reduction or delay in orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect the Company's business, financial condition and operating results.

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

    DEPENDENCE ON INTERNATIONAL SALES AND OPERATIONS. Approximately 73.3%, 72.7% and 70.5% of the Company's net sales for fiscal 2000, 1999 and 1998, respectively, were attributable to sales to customers for delivery outside of the United States. A substantial portion of the Company's sales has been in Asia. In recent years, turmoil in the Asian financial markets resulted, and may result in the future, in dramatic currency devaluations, stock market declines, restriction of available credit and general financial weakness. In addition, DRAM prices have fallen dramatically and will likely do so again in the future. The Company believes that many international semiconductor manufacturers limited capital spending (including the purchase of MTXs) in fiscal 1999, and that the uncertainty of the semiconductor market is causing most manufacturers to again delay capital spending plans. Such developments could have a material adverse affect on the Company's business, financial condition and results of operations.

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

    UNCERTAINTIES RELATING TO DARPA FUNDING FOR RESEARCH AND DEVELOPMENT. In 1994, the Company entered into a cost-sharing agreement with DARPA, a U.S. government agency, under which DARPA is providing co-funding for the development of wafer-level burn-in and test equipment. The contract provides for potential payments by DARPA totaling up to $6.5 million. The Company had completed certain development milestones and received DARPA payment of $6.5 million through February 28, 2001. This contract is considered complete and it is not expected that there will be any additional R&D - DARPA credits related to this project recorded after the third quarter of fiscal 2001. There can be no assurance that the development project will result in any marketable products.

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

    CYCLICALITY OF SEMICONDUCTOR INDUSTRY AND CUSTOMER PURCHASES; RISK OF CANCELLATIONS AND RESCHEDULINGS. The semiconductor and semiconductor equipment industries in general, and the market for DRAMs and other memories in particular, historically have been highly volatile and have experienced periodic downturns and slowdowns. These downturns and slowdowns have adversely affected the Company's operating results in the past and in fiscal 1998, 1999 and 2000. A large portion of the Company's net sales is attributable to a few customers and therefore a reduction in purchases by one or more customers could materially adversely affect the Company's financial results. Semiconductor equipment companies may experience a significant rate of cancellations and reschedulings of purchase orders, as was the case in the industry in late 1995, early 1996, and 1998. The Company continues to see a reduction in spending by a number of the Company's customers. Some of the Company's customers have delayed shipments and a small number have canceled existing orders. Certain semiconductor manufacturers and industry analysts expect that this trend will continue at least through calendar year 2001. There can be no assurance that the Company will not be materially adversely affected by future cancellations and reschedulings.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The Company considered the provisions of Financial Reporting Release No. 48 "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." The Company has no holdings of derivative financial or commodity instruments at February 28, 2001.

    The Company is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To somewhat reduce these risks, the Company invests excess cash in a managed portfolio of corporate and government bond instruments with maturities of 18 months or less. The Company does not use any financial instruments for speculative or trading purposes. The Company had long-term debt that carried fixed interest rates but all debt was paid off during the third quarter of fiscal 2001. Fluctuations in interest rates would not have a material effect on the Company's financial position, results of operations and cash flows.

    A majority of the Company's revenue and capital spending is transacted in U.S. dollars. The Company, however, enters into transactions in other currencies, primarily Japanese yen. Substantially all sales to Japanese customers are denominated in Japanese yen. Since the price is determined at the time a purchase order is accepted, the Company is exposed to the risks of fluctuations in the yen-dollar exchange rate during the lengthy period from purchase order to ultimate payment. This exchange rate risk is partially offset to the extent that the Company's Japanese subsidiary incurs yen-denominated expenses. To date, the Company has not invested in instruments designed to hedge currency risks. In addition, the Company's Japanese subsidiary typically carries debt or other obligations due to the Company that may be denominated in either yen or dollars. Since the Japanese subsidiary's financial statements are based in yen and the Company's financial statements are based in dollars, the Japanese subsidiary and the Company recognize foreign exchange gain or loss in any period in which the value of the yen rises or falls in relation to the dollar. A 10% decrease in the value of the yen as compared with the dollar would potentially result in an additional net loss of approximately $210,000.

                     PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

    None.

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

Purchase and installation of machinery and equipment          $ 2,510,274
Repayment of indebtedness                                       4,455,179
Working capital                                                19,866,544
Temporary investments, including cash and cash equivalents             --
                                                             ------------
Total                                                         $26,832,297
                                                             ============

    Pursuant to a Preferred Shares Rights Agreement between Aehr Test Systems and U.S. Stock Transfer Corporation, as Rights Agent, entered into as of March 5, 2001, the Company's Board of Directors declared a dividend of one right to purchase one one-thousandth of a share of the Company's Series A Participating Preferred Stock for each outstanding share of Common Stock, no par value, of the Company. The dividend is payable on April 2, 2001, to shareholders of record as of the close of business on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred at an exercise price of $35.00, subject to adjustment.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

Item 5.  OTHER INFORMATION

    None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                (a)  Exhibits

    The Exhibits listed on the accompanying "Index to Exhibits" are filed as part hereof, or incorporated by reference into, the report.

                (b)  Report on Form 8-K

    The Company filed a Form 8-K on March 5, 2001 reporting that on March 5, 2001, the Company issued a press release announcing that the Board of Directors of the Company had approved the adoption of a Preferred Shares Rights Agreement. The Company filed a Form 8-K on March 28, 2001 reporting certain immaterial changes in the Preferred Shares Rights Agreement dated March 5, 2001.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Aehr Test Systems
                                                    (Registrant)

Date:     April 13, 2001                     /s/  RHEA J. POSEDEL
                                                  ---------------
                                                  Rhea J. Posedel
                                            Chief Executive Officer and
                                        Chairman of the Board of Directors


Date:     April 13, 2001                     /s/  GARY L. LARSON
                                                  --------------
                                                  Gary L. Larson
                                            Vice President of Finance and
                                               Chief Financial Officer

                                 AEHR TEST SYSTEMS
                                 INDEX TO EXHIBITS


Exhibit No.      Description
----------       -----------

   10.1 Preferred Shares Rights Agreement, dated as of March 5, 2001, between Aehr Test Systems and U.S. Stock Transfer
                 Corporation, including the Certificate of Determination, the Form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively. (This is incorporated by reference to Exhibit 4.1 to Aehr Test Systems' Form 8-K filed March 28, 2001).