Form 10-K
period 2001-05-31
AEHR TEST SYSTEMS
filed 2001-08-29
CIK 1040470

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required).
                    For the fiscal year ended May 31, 2001
                                      or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required).
     For the transition period from ________________ to ________________

                       Commission file number: 000-22893.


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

     The aggregate market value of the Registrant's Common Stock, par value $.01 per share, held by non-affiliates of the Registrant, based upon the closing price of $4.50 on July 31, 2001, as reported on the Nasdaq National Market, was approximately $25,896,000. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock (other than such persons of whom the Registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

     The number of shares of Registrant's Common Stock, par value $.01 per share, outstanding at July 31, 2001 was 7,128,811.

Documents Incorporated By Reference

    Certain information required by Items 10, 11, 12 and 13 of this report on Form 10-K is incorporated by reference from the Registrant's proxy statement for the Annual Meeting of Shareholders to be held on October 17, 2001 (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year ended May 31, 2001.

                                AEHR TEST SYSTEMS

                                   FORM 10-K
                          FISCAL YEAR ENDED MAY 31, 2001

                               TABLE OF CONTENTS

                                    PART I
Item  1.      Business ...............................................      3
Item  2.      Properties  ............................................     10
Item  3.      Legal Proceedings ......................................     10
Item  4.      Submission of Matters to a Vote of Security Holders ....     11


                                    PART II

Item  5.      Market for the Registrant's Common Equity and Related
                Shareholder Matters ..................................     11
Item  6.      Selected Financial Data ................................     12
Item  7.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations ............................     13
Item 7a.      Quantitative and Qualitative Disclosures about
                Market Risks .........................................     25
Item  8.      Financial Statements and Supplementary Data ............     27
Item  9.      Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure ..................     45


                                   PART III

Item 10.      Directors and Executive Officers of the Registrant .....     45
Item 11.      Executive Compensation .................................     45
Item 12.      Security Ownership of Certain Beneficial Owners and
                Management ...........................................     46
Item 13.      Certain Relationships and Related Transactions .........     46


                                    PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on
                Form 8-K .............................................     46



              Signatures .............................................     49

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

                                    PART I

Item 1.   Business

THE COMPANY

    Aehr Test Systems develops, manufactures and sells systems which are designed to reduce the cost of testing DRAMs and other memory devices, perform reliability screening or burn-in of complex logic and memory devices, and enable integrated circuit (IC) manufacturers to perform test and burn-in of bare die. Leveraging its expertise as a long-time leading provider of burn-in equipment, with over 2,000 systems installed worldwide, the Company has developed and introduced several innovative product families, including the MTX, MAX and FOX systems, and the DiePak carrier. The MTX is a massively parallel test system designed to reduce the cost of memory testing by performing both test and burn-in on thousands of devices simultaneously. The MAX can effectively burn-in and functionally test sophisticated devices, such as digital signal processors, microprocessors, microcontrollers and systems-on-a-chip. The FOX is a full wafer contact burn-in and parallel test system designed to make contact with all pads of a wafer simultaneously, thus enabling full wafer burn-in and parallel test. The DiePak carrier is a reusable, temporary package that enables IC manufacturers to perform cost-effective final test and burn-in of bare die.

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

    Testing and reliability screening involves multiple steps. The first set of tests is typically performed before the processed semiconductor wafer is cut into individual die, in order to avoid the cost of packaging defective die into their plastic or ceramic packages. After the die are packaged and before they undergo reliability screening, a short test is typically performed in order to detect packaging defects. Most leading-edge microprocessors, microcontrollers, digital signal processors, and memory ICs then undergo an extensive reliability screening and stress testing procedure known as "burn-in." The burn-in process screens for early failures by operating the IC at elevated voltages and temperatures, usually at 125 degrees Celsius (257 degrees Fahrenheit), for periods typically ranging from 8 to 48 hours. A burn-in system can process thousands of ICs simultaneously. After burn-in, the ICs undergo a final test process using automatic test equipment ("testers"). Traditional memory testers can test up to 128 ICs simultaneously and perform a variety of tests at multiple temperatures.

PRODUCTS

    The Company manufactures and markets massively parallel test systems, dynamic and monitored burn-in systems, full wafer contact systems, die carriers, test fixtures and related accessories.

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

MASSIVELY PARALLEL TEST SYSTEM

    The MTX massively parallel test system is designed to reduce the cost of memory test by processing thousands of memory devices simultaneously, including DRAMs, Double Data Rate SDRAMs, SDRAMs, Rambus DRAMs, SRAMs and most application-specific memories. The MTX system can perform a significant number of tests usually performed by traditional memory testers, including pattern sensitivity tests, functional tests, data retention tests and refresh tests. The Company estimates that transferring these tests from traditional memory testers to the MTX system can reduce by up to 70% the time that a memory device must be tested by a traditional memory tester, thereby reducing the required number of memory testers and, consequently, reducing capital and operating costs.

    The MTX system consists of several subsystems: pattern generation and test electronics, control software, network interface and environmental chamber. The MTX system has an algorithmic test pattern generator which allows it to duplicate most of the tests performed by a traditional memory tester. Pin electronics at each performance test board ("PTB") position are designed to provide accurate signals to the memory ICs being tested and detect whether a device is failing the test. An optional enhanced fault collection capability allows the MTX to identify which cells in a memory IC are failing, resulting in information which can be used to sort partially good devices, and for engineering characterization of new device types.

    Devices being tested are placed on PTBs and loaded into environmental chambers which typically operate at temperatures from 25 degrees Celsius (77 degrees Fahrenheit) up to 150 degrees Celsius (302 degrees Fahrenheit) (optional chambers can produce temperatures as low as -55 degrees Celsius (- 67 degrees Fahrenheit)). A single PTB can hold up to 336 Rambus DRAMs or 256 DDR SDRAMs, and a production chamber holds 30 PTBs, resulting in up to 10,080 Rambus or 7,680 SDRAMs being tested in a single system.

DYNAMIC AND MONITORED BURN-IN SYSTEMS

    The MAX system is designed for dynamic burn-in of memory and logic devices. The production version holds 64 burn-in boards ("BIBs"), each of which may hold 350 or more devices, resulting in a system capacity of 22,400 or more memory devices. The MAX system's 48-channel pin electronics and ability to run stored test patterns also allow it to be used for application-specific memory devices and many logic devices. The pin electronics are designed to provide precisely-controlled voltages and signals to the devices on the BIBs and to protect them from damage during the burn-in process. The MAX system features multi-tasking Windows NT-based software which includes lot tracking and reporting software that are needed for production and military applications. The MAX3 system, introduced in fiscal 1999, increases the pin electronics to 96 channels, and handles the latest low voltage ICs. The MAX3 also has extended stored test program capability for more complete exercise and output monitoring of complex logic devices such as digital signal processors. The output monitor feature allows the MAX3 to perform functional test of devices that contain built-in self-test (BIST) or JTAG scan features.

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

FULL WAFER CONTACT SYSTEM

    The FOX full wafer contact burn-in and parallel test system, introduced in July 2001, is designed to make contact with all pads of a wafer simultaneously, thus enabling full wafer burn-in and parallel test of memory ICs. One of the key features of the FOX system is the patent-pending cartridge system. This unique design is intended to accommodate a wide range of contactor technologies. Wafer-level burn-in and test enables lower cost production of Known-Good Die (KGD) for multichip modules and systems-in-a-package.

DIEPAK CARRIERS

    The Company's DiePak product line includes a family of reusable, temporary die carriers and associated sockets which enable the test and burn-in of bare die using the same test and burn-in systems used for packaged ICs. DiePak carriers offer cost-effective solutions for providing known good die for most types of ICs, including memory, microcontroller and microprocessor devices. The DiePak carrier was introduced in fiscal 1995.

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

TEST FIXTURES

    The Company manufactures and sells custom designed test fixtures including performance test boards for use with the MTX massively parallel test system, burn-in boards for its dynamic and monitored burn-in systems and test contactors for use with the FOX full wafer contact burn-in and parallel test system. PTBs and BIBs hold the devices undergoing test or burn-in and electrically connect the devices under test to the system electronics. The capacity of each PTB or BIB depends on the type of device being tested or burned-in, ranging from several hundred in memory production to as few as eight for high pin-count complex ASIC devices. PTBs and BIBs are sold both with new Aehr Test systems and for use with the Company's installed base of systems. Due to the advanced test requirements of the MTX system, PTBs are substantially more complex than BIBs. The Company has patented certain features of the PTB and to date has licensed two other companies to supply PTBs.

CUSTOMERS

    The Company markets and sells its products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies.

    Sales to the Company's five largest customers accounted for approximately 58.8%, 64.3% and 62.7% of its net sales in fiscal 2001, 2000 and 1999, respectively. During fiscal 2001, Texas Instruments and Formosa Advanced Technologies Co. Ltd. accounted for 25.2% and 12.7% of the Company's net sales, respectively. During fiscal 2000, Texas Instruments, Formosa Advanced Technologies Co. Ltd. and First International Computer Inc. accounted for 22.8%, 19.2% and 13.5% of the Company's net sales, respectively. During fiscal 1999, Infineon (formerly the semiconductor group of Siemens), Texas Instruments and Motorola accounted for 21.9% and 18.1% and 11.9% of the Company's net sales, respectively. No other customers represented more than 10% of the Company's net sales for any of such periods. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. In addition, sales to particular customers may fluctuate significantly from quarter to quarter. The loss of or reduction or delay in orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect the Company's business, financial condition and operating results.

MARKETING, SALES AND CUSTOMER SUPPORT

    The Company has sales and service operations in the United States, Japan and Germany, a support operation in Taiwan, and has established a network of distributors and sales representatives in certain key parts of the world.

    The Company's customer service and support program includes system installation, system repair, applications engineering support, spare parts inventories, customer training, and documentation. The Company has both applications engineering and field service personnel located at the corporate headquarters in Fremont, California and at the Company's subsidiaries in Japan, Germany and Taiwan. The Company's distributors provide applications and field service support in other parts of the world. The Company customarily provides a warranty on its products. The Company offers service contracts on its systems directly and through its subsidiaries, distributors, and representatives.

BACKLOG

    As of May 31, 2001 and 2000, the Company's backlog was $2.3 million and $9.7 million, respectively. The reduction in backlog was primarily the result of a severe downturn in the semiconductor industry. The Company's backlog consists of product orders for which confirmed purchase orders have been received and which are scheduled for shipment within 12 months. Most orders are subject to rescheduling or cancellation by the customer with limited penalties. Because of the possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments, the Company's backlog as of a particular date may not be indicative of net sales for any succeeding period.

RESEARCH AND PRODUCT DEVELOPMENT

    The Company historically has devoted a significant portion of its financial resources to research and development programs and expects to continue to allocate significant resources to these efforts. The Company's research and development expenses during fiscal 2001, 2000 and 1999 were approximately $5.0 million, $5.4 million and $4.9 million, respectively.

    The Company conducts ongoing research and development to develop new products and to support and enhance existing product lines. The Company is currently developing capability and performance enhancements to the MTX,

MAX and ATX systems for future generation ICs. The Company is also developing DiePak carriers to accommodate additional types of devices.

    Building upon the expertise gained in the development of its existing products, the Company has recently developed the FOX system for performing test and burn-in of entire processed wafers, rather than individual die or packaged parts. This wafer-level burn-in and test project was financed by the Company and the Defense Advanced Research Projects Agency ("DARPA") under a cost-sharing agreement entered into in 1994. In January 2001, the Company completed this $6.5 million multi-year research and development agreement with DARPA. It is not expected that there will be any additional R&D - DARPA credits recorded for this project after fiscal 2001.

MANUFACTURING

    The Company assembles its products from components and parts manufactured by others, including environmental chambers, power supplies, metal fabrications, printed circuit assemblies, integrated circuits, burn-in sockets and interconnect substrates. Final assembly and test are performed within the Company's facilities. The Company's strategy is to use in-house manufacturing only when necessary to protect a proprietary process or if a significant improvement in quality, cost or lead time can be achieved. The Company's principal manufacturing facility is located in Fremont, California. The Company's Tokyo, Japan facility provides limited manufacturing and product customization.

    The Company relies on subcontractors to manufacture many of the components or subassemblies used in its products. The Company's MTX, MAX, ATX and FOX systems contain several components, including environmental chambers, power supplies, wafer contactors, signal distribution substrates and certain ICs, which are currently supplied by only one or a limited number of suppliers. The DiePak products include an interconnect substrate which is currently being supplied by a domestic supplier but the Company is also evaluating alternate suppliers for the DiePak substrate. The Company's reliance on subcontractors and single source suppliers involves a number of significant risks, including the loss of control over the manufacturing process, the potential absence of adequate capacity and reduced control over delivery schedules, manufacturing yields, quality and costs. In the event that any significant subcontractor or single source supplier was to become unable or unwilling to continue to manufacture subassemblies, components or parts in required volumes, the Company would have to identify and qualify acceptable replacements. The process of qualifying subcontractors and suppliers could be lengthy, and no assurance can be given that any additional sources would be available to the Company on a timely basis. Any delay, interruption or termination of a supplier relationship could have a material adverse effect on the Company's business, financial condition and operating results.

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

    The Company's MAX and ATX monitored and dynamic burn-in systems increasingly have faced and are expected to continue to face severe competition, especially from local, low cost manufacturers and from systems manufacturers that offer higher power dissipation per device under test
(DUT).

    The Company's FOX full wafer contact system is expected to face competition from larger systems manufacturers that have sufficient technological know-how and manufacturing capability. Competing suppliers of full wafer contact system include Tokyo Electron Limited and Matsushita Electric Industrial Co., Ltd.

    The Company's DiePak products face significant competition. The Company believes that several companies have developed or are developing other products which are intended to enable burn-in and test of bare die. As the bare die market develops, the Company expects that other competitors will emerge. The DiePak products also face severe competition from other alternative test solutions. The Company expects that the primary competitive factors in this market will be cost, performance, reliability and assured supply.

    The Company's test fixture products face numerous competitors. There are limited barriers to entry into the BIB market, and as a result, many companies design and manufacture BIBs, including BIBs for use with the Company's MAX and ATX systems. The Company's strategy is to provide higher performance BIBs, and the Company generally does not compete to supply lower cost, low performance BIBs. The Company has granted royalty-bearing licenses to two companies to make PTBs for use with its MTX systems, in order to assure customers of a second source of supply, and the Company may license others as well. Sales of PTBs by licensees result in royalties to the Company but reduce the Company's own sales of PTBs.

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

PROPRIETARY RIGHTS

    The Company relies primarily on the technical and creative ability of its personnel, its proprietary software, and trade secret and copyright protection, rather than on patents, to maintain its competitive position.
The Company's proprietary software is copyrighted and licensed to the Company's customers. The Company currently holds five issued United States patents and has several additional United States patent applications and foreign patent applications pending. The Company currently has one United States trademark registration. One issued patent covers the method used to connect the PTBs with the MTX system.

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

EMPLOYEES

    As of July 31, 2001, the Company and its three foreign subsidiaries employed 111 persons full-time, of whom 26 were engaged in research, development, and related engineering, 34 in manufacturing, 35 in marketing, sales, and customer support, and 16 in general administration and finance.
In addition, the Company from time to time employs a number of part-time employees and contractors, particularly in manufacturing. The Company's success is in part dependent on its ability to attract and retain highly skilled workers, who are in high demand. None of the Company's employees is represented by a union and the Company has never experienced a work stoppage. Management considers its relations with its employees to be good.

GEOGRAPHIC AREAS

    The Company operates in several geographic areas. Selected financial information is included in Part II, Item 8, Note 13 "Segment Information" and certain risks related to such operations are discussed in Part II, Item 7, under the heading "Dependence on International Sales and Operations."


                               MANAGEMENT

EXECUTIVE OFFICERS AND DIRECTORS

    The directors of the Company are elected annually. The executive officers of the Company serve with no specific term of office. The executive officers and directors of the Company are as follows:

Name of Executive Officer   Age       Positions with the Company
--------------------------  ----  -----------------------------------
Rhea J. Posedel............  59   Chief Executive Officer and
                                    Chairman of the Board of Directors

Carl J. Meurell............  41   President and Chief Operating Officer

Gary L. Larson.............  51   Vice President of Finance and Chief
                                    Financial Officer

Carl N. Buck...............  49   Vice President of Marketing

David S. Hendrickson.......  44   Vice President of Engineering

Christopher S. Noe.........  45   Vice President of Sales

Richard F. Sette...........  63   Vice President of Operations

Kunio Sano.................  45   President, Aehr Test Systems Japan K.K.

Robert R. Anderson (1).....  63   Director

William W. R. Elder (1)(2).  62   Director

Mukesh Patel (1)...........  43   Director

Mario M. Rosati (2)........  55   Director and Secretary

------------------------
(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.


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

    DAVID S. HENDRICKSON joined the Company as Vice President of Engineering in October 2000. From 1999 to 2000, Mr. Hendrickson served as Platform General Manager, and from 1998 to 1999 as Engineering Director and Software Director, of Siemens Medical (formerly Acuson Corporation), a medical ultrasound products company. From 1990 to 1995, Mr. Hendrickson served as Director of Engineering and Director of Software of Teradyne Inc. (formerly Megatest Corporation), a manufacturer of semiconductor capital equipment. Mr. Hendrickson received a B.S. in Computer Science from Illinois Institute of Technology.

    CHRISTOPHER S. NOE joined the Company as Vice President of Sales in April 2001. From 1999 to 2001, Mr. Noe served as Vice President of Sales at Kinetix Test Systems, a manufacturer of semiconductor testing equipment.
From 1997 to 1999, he served as Vice President of Semiconductor Test Products at Comdisco Electronics Group, a lessor of semiconductor equipment. From 1995 to 1997, Mr. Noe served as Major Account Manager, and from 1992 to 1995 as Director of Service, at Teradyne Inc., a manufacturer of semiconductor capital equipment. Mr. Noe received a B.S. in Electronic Technology from California Polytechnic State University.

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

    KUNIO SANO joined the Company as Vice President, Aehr Test Systems Japan K.K., the Company's subsidiary in Japan, in June 1998 and was elected President, Aehr Test Systems Japan K.K. in January 2001. From 1991 to 1998, he served as Manager of Development Engineering Department at Tokyo Electron Yamanashi Limited, a leading worldwide semiconductor equipment manufacturer. Mr. Sano received a B.S.E.E. from Sagami Institute of Technology in Kanagawa, Japan.

    ROBERT R. ANDERSON was appointed to the Company's Board of Directors in October 2000. Mr. Anderson is a private investor. From January 1994 to January 2001, he was Chairman of Silicon Valley Research, Inc., a semiconductor design automation software company, and its Chief Executive Officer from December 1996 to August 1998, and from April 1994 to July 1995. He also served as Chairman of Yield Dynamics, Inc., a private semiconductor process control software company, from October 1998 to October 2000, and as Chief Executive Officer from October 1998 to April 2001. Mr. Anderson co-founded KLA Instruments Corporation, now KLA-Tencor Corporation, a supplier of semiconductor process control systems, in 1975 and served in various capacities including Chief Operating Officer, Chief Financial Officer, Vice Chairman and Chairman. Mr. Anderson is a director of MKS Instruments, Inc., Metron Technology N.V. and Trikon Technologies, Inc. He also serves as a director for three private development stage companies, and as a trustee of Bentley College.

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

    MUKESH PATEL was appointed to the Company's Board of Directors in June 1999. Mr. Patel co-founded SMART Modular Technologies, Inc., where he served on its Board of Directors since its inception and he acted in various executive capacities from 1989 to 1999. Mr. Patel holds a B.S. degree in Engineering with emphasis on digital electronics from Bombay University, India. Mr. Patel is a director of Sparkolor Corp., Nazomi Communications Inc., Yatra Corporation and Parama Networks.

    MARIO M. ROSATI has been a director of the Company since 1977. He is a member of the law firm Wilson Sonsini Goodrich & Rosati, Professional Corporation which he joined in 1971. Mr. Rosati is a graduate of Boalt Hall, University of California at Berkeley. Mr. Rosati is a director of Genus, Inc., Sanmina Corporation, Symyx Technologies, Inc., The Management Network Group, Inc., and Vivus, as well as several privately-held companies.

DIRECTORS' COMPENSATION AND OTHER ARRANGEMENTS

    Rhea J. Posedel, the only inside director of the Company, does not receive any cash compensation for his services as a member of the Board of Directors. Each outside director receives (1) an annual retainer of $5,000,
(2) $1,000 for each regular board meeting he attends, and (3) $500 for each committee meeting he attends if not held in conjunction with a regular board meeting, in addition to being reimbursed for certain expenses incurred in attending Board and committee meetings. An inside director is a director who is a regular employee of the Company, whereas an outside director is not an employee of the Company. Directors are eligible to participate in the Company's stock option plans. In fiscal 1999, outside directors William Elder, Mario Rosati and David Torresdal were each granted options to purchase 5,000 shares at $4.25 per share. In fiscal 2000, outside directors William Elder, Mario Rosati, David Torresdal and Mukesh Patel were each granted options to purchase 5,000 shares at $5.06 per share and an additional option to purchase 15,000 shares at $3.88 per share was granted to Mukesh Patel. In fiscal 2001, outside directors William Elder, Mario Rosati and Mukesh Patel were each granted options to purchase 5,000 shares at $6.25 per share, additional options to purchase 20,000 shares at $4.00 per share were each granted to William Elder and Mario Rosati, and an option to purchase 15,000
shares at $6.00 was granted to outside director Robert Anderson.    Mr.
Torresdal, a long-term director of the Company, passed away during fiscal
2000.

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


Item 2.   Properties

    The Company's principal administrative and production facilities are located in Fremont, California, in a 51,289 square foot building. The lease on this building expires in December 2009; the Company has an option to extend the lease of its headquarters building for an additional five year period at rates to be determined. The Company's Japan facility is located in Tokyo in an 11,029 square foot building under a lease which expires in 2004. The Company leases a sales and support office on a month-to-month basis in Utting, Germany. The Company leases a support office in Hsinchu, Taiwan under a lease which expires in 2004. The Company's and its subsidiaries' annual rental payments currently aggregate approximately $883,000. The Company believes that alternate facilities would be available if needed.


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

                                                         High       Low
                                                      --------- ---------
Fiscal 2000:
 First quarter ended August 31, 1999................    $ 5.06    $ 3.63
 Second quarter ended November 30, 1999.............      5.63      4.38
 Third quarter ended February 29, 2000..............      7.25      4.00
 Fourth quarter ended May 31, 2000..................     10.00      4.88

Fiscal 2001:
 First quarter ended August 31, 2000................    $ 8.00    $ 5.50
 Second quarter ended November 30, 2000.............      7.50      4.50
 Third quarter ended February 28, 2001..............      6.25      3.50
 Fourth quarter ended May 31, 2001..................      4.75      3.18


        At August 7, 2001, the Company had 132 holders of record of its Common Stock. The Company estimates the number of beneficial owners of the Company's Common Stock at August 7, 2001 to be 787.

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


Purchase and installation of machinery and equipment          $ 2,510,274
Repayment of indebtedness                                       4,455,179
Working capital                                                19,866,844
Temporary investments, including cash and cash equivalents             --
                                                             ------------
Total                                                         $26,832,297
                                                             ============

        As of May 31, 2001, all of the proceeds from such offering have been used.

Item 6.   Selected Financial Data (in thousands except per share data):


                                                                   Fiscal Year Ended May 31,
                                                   ------------------------------------------------------
                                                       2001       2000       1999       1998       1997
                                                   ---------- ---------- ---------- ---------- ----------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net sales.....................................        $31,039    $24,505    $18,146    $40,805    $42,020
Cost of sales.................................         17,923     17,267     12,201     24,359     25,715
                                                   ---------- ---------- ---------- ---------- ----------
Gross profit..................................         13,116      7,238      5,945     16,446     16,305
                                                   ---------- ---------- ---------- ---------- ----------
Operating expenses:
  Selling, general and administrative.........          7,262      7,930      6,892      8,618      8,878
  Research and development....................          4,982      5,367      4,918      4,529      4,536
  Research and development cost
    reimbursement--DARPA .....................           (600)      (866)    (1,233)      (900)      (793)
                                                   ---------- ---------- ---------- ---------- ----------
    Total operating expenses..................         11,644     12,431     10,577     12,247     12,621
                                                   ---------- ---------- ---------- ---------- ----------
Income (loss) from operations.................          1,472     (5,193)    (4,632)     4,199      3,684

Interest income...............................            971        985      1,199      1,048          -
Interest expense..............................             (7)       (11)       (15)      (144)      (577)
Other income (expense), net...................             98        498        441       (364)      (565)
                                                   ---------- ---------- ---------- ---------- ----------
Income (loss) before income taxes.............          2,534     (3,721)    (3,007)     4,739      2,542

Income tax expense (benefit)..................          1,046     (1,116)      (677)     2,334       (773)
                                                   ---------- ---------- ---------- ---------- ----------
Income (loss) before cumulative effect
  of change in accounting principle...........          1,488     (2,605)    (2,330)     2,405      3,315

Cumulative effect of change in accounting
  principle - net of tax......................         (1,629)         -          -          -          -
                                                   ---------- ---------- ---------- ---------- ----------
Net income (loss).............................        $  (141)   $(2,605)   $(2,330)   $ 2,405    $ 3,315
                                                   ========== ========== ========== ========== ==========

Income (loss) per share before cumulative
  effect of change in accounting principle:
  Basic.......................................         $ 0.21    $ (0.38)   $ (0.34)    $ 0.38     $ 0.77
  Diluted.....................................         $ 0.21    $ (0.38)   $ (0.34)    $ 0.36     $ 0.74

Net income (loss) per share:
  Basic.......................................         $(0.02)   $ (0.38)   $ (0.34)    $ 0.38     $ 0.77
  Diluted.....................................         $(0.02)   $ (0.38)   $ (0.34)    $ 0.36     $ 0.74

Shares used in per share calculation
  Basic.......................................          7,074      6,813      6,854      6,327      4,297
  Diluted.....................................          7,179      6,813      6,854      6,761      4,500


The following are unaudited pro forma amounts with the change in accounting principle related to revenue recognition applied retroactively to fiscal years prior to 2001:

                                                                           May 31,
                                                   ------------------------------------------------------
                                                       2001       2000       1999       1998       1997
                                                   ---------- ---------- ---------- ---------- ----------
Net sales.....................................        $31,039    $22,580    $17,532       *          *
Net income (loss).............................          1,488     (3,837)    (2,723)      *          *
Net income (loss) per share:
  Basic.......................................        $  0.21    $ (0.56)   $ (0.40)      *          *
  Diluted.....................................        $  0.21    $ (0.56)   $ (0.40)      *          *


                                                                           May 31,
                                                   ------------------------------------------------------
                                                       2001       2000       1999       1998       1997
                                                   ---------- ---------- ---------- ---------- ----------
CONSOLIDATED BALANCE SHEETS DATA:
Cash and cash equivalents.....................        $10,391    $ 8,323    $ 5,336    $ 6,748    $ 1,176
Working capital...............................         28,752     30,400     31,016     36,885      7,895
Total assets..................................         39,592     40,729     41,187     47,105     24,389
Long-term obligations, less current portion...            185        382        391        168        356
Total shareholders' equity....................         34,807     34,305     36,678     39,964     10,070


Note: In fiscal 2001, the Company changed its accounting method for recognizing revenue to comply with Staff Accounting Bulletin No. 101.

* Data is not available to provide pro forma information for these years.

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

OVERVIEW

    The Company was founded in 1977 to develop and manufacture burn-in and test equipment for the semiconductor industry. Since its inception, the Company has sold more than 2,000 systems to semiconductor manufacturers, semiconductor contract assemblers and burn- in and test service companies worldwide. The Company's principal products currently are the MTX massively parallel test system, the MAX and ATX burn-in systems, the FOX full wafer contact burn-in and parallel test system, the DiePak carrier and test fixtures.

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

    In 1994, the Company entered into a cost-sharing agreement with DARPA, a U.S. government agency, under which DARPA provided co-funding for the development of wafer-level burn-in and test equipment. The contract provided for potential payments by DARPA totaling up to $6.5 million. The agreement provided that (i) the Company shall retain title to all co-funded inventions,
(ii) DARPA will receive a paid-up license to use the inventions for government purposes and (iii) DARPA can require the Company to license the inventions to third parties on reasonable terms if the Company fails to adequately commercialize the inventions. Payments by DARPA depended on satisfaction of development milestones, and DARPA had the right to terminate project funding at any time. The level of payments varied significantly from quarter to quarter. DARPA payments are reflected as credits to research and development expenses. The two final milestones of this agreement were approved and paid during fiscal 2001. It is not expected that there will be any additional R&D - DARPA credits recorded for this project after fiscal 2001.

    The Company's net sales consist primarily of sales of systems, die carriers, test fixtures, upgrades and spare parts and revenues from service contracts. The Company's selling arrangements may include contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. As a result, effective June 1, 2000, to comply with the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101, the Company recognizes revenue upon shipment and defers recognition of revenue for any amounts subject to acceptance until such acceptance occurs. The amount of revenue deferred is the greater of the fair value of the undelivered element or the contractual agreed to amounts. Prior to June 1, 2000, revenue for all products except royalties was recognized upon shipment of product provided no significant obligations remained and collectability was assured. Provisions for the estimated future cost of warranty and installation were recorded at the time the products were shipped.

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

    In accordance with SFAS 86, the Company capitalizes its systems software development costs incurred after a system achieves technological feasibility and before first commercial shipment. Such costs typically represent a small portion of total research and development costs. No system software development costs were capitalized or amortized in fiscal 1999, 2000 and 2001.

RESULTS OF OPERATIONS

    The following table sets forth statements of operations data as a percentage of net sales for the periods indicated.


                                                      Year Ended May 31,
                                                ----------------------------
                                                   2001     2000     1999
                                                --------- --------- --------
Net sales ................................         100.0%   100.0%   100.0%
Cost of sales ............................          57.7     70.5     67.2
                                                --------- --------- --------
Gross profit .............................          42.3     29.5     32.8

Operating expenses:
  Selling, general and administrative.....          23.4     32.3     38.0
  Research and development................          16.1     21.9     27.1
  Research and development cost
    reimbursement--DARPA..................          (1.9)    (3.5)    (6.8)
                                                --------- --------- --------
    Total operating expenses..............          37.6     50.7     58.3
                                                --------- --------- --------
    Income (loss) from operations.........           4.7    (21.2)   (25.5)

Interest income...........................           3.1      4.0      6.6
Interest expense..........................          (0.0)    (0.0)    (0.1)
Other income (expense), net...............           0.3      2.0      2.4
                                                --------- --------- --------
    Income (loss) before income taxes.....           8.1    (15.2)   (16.6)

Income tax expense (benefit)..............           3.4     (4.6)    (3.8)
                                                --------- --------- --------
Income (loss) before cumulative effect
  of change in accounting principle.......           4.7    (10.6)   (12.8)

Cumulative effect of change in accounting
  principle - net of tax..................          (5.2)      --       --
                                                --------- --------- --------
Net loss..................................          (0.5)%  (10.6)%  (12.8)%
                                                ========= ========= ========


FISCAL YEAR ENDED MAY 31, 2001 COMPARED TO FISCAL YEAR ENDED MAY 31, 2000

    NET SALES. Net sales consist primarily of sales of systems, die carriers, test fixtures, upgrades and spare parts and revenues from service contracts. Net sales increased to $31.0 million in the fiscal year ended May 31, 2001 from $24.5 million in the fiscal year ended May 31, 2000, an increase of 26.7%. Net sales of $31.0 million in fiscal 2001 reflect the Company's adoption of SAB 101, discussed below in "Accounting Change", which resulted in a net increase in recognized revenue in fiscal 2001 of $1.9 million. In addition, the increase in net sales in fiscal 2001 resulted from an increase in sales of dynamic burn-in products of approximately $10.1 million, partially offset by decreases in sales of MTX products of approximately $5.0 million and DiePak products of approximately $528,000.
The Company anticipates that net sales in the first quarter of fiscal 2002 will decline from the net sales in the fourth quarter of fiscal 2001. The Company also anticipates that the Company's business will not improve substantially for at least two more quarters.

    GROSS PROFIT. Gross profit consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit increased to $13.1 million in the fiscal year ended May 31, 2001 from $7.2 million in the fiscal year ended May 31, 2000, an increase of 81.2%. Gross profit margin increased to 42.3% in the fiscal year ended May 31, 2001 from 29.5% in the fiscal year ended May 31, 2000. The increase in gross profit margin was primarily the result of a change in product mix, resulting in lower material costs as a percentage of net sales, and a decrease in provision for inventory reserves, partially offset by an increase in the provision for warranty. The Company anticipates that gross profit margin in the first quarter of fiscal 2002 will be similar to the gross profit margin in the first quarter of fiscal 2001.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related costs of employees, customer support costs, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses decreased to $7.3 million in the fiscal year ended May 31, 2001 from $7.9 million in the fiscal year ended May 31, 2000, a decrease of 8.4%. The decrease in SG&A expenses was primarily due to a decrease in product support expenses. As a percentage of net sales, SG&A expenses decreased to 23.4% in the fiscal year ended May 31, 2001 from 32.3% in the fiscal year ended May 31, 2000, reflecting higher net sales.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses decreased to $5.0 million in the fiscal year ended May 31, 2001 from $5.4 million in the fiscal year ended May 31, 2000, a decrease of 7.2%. The decrease in R&D expenses was primarily due to a decrease in project material expenses. As a percentage of net sales, R&D expenses decreased to 16.1% in the fiscal year ended May 31, 2001 from 21.9% in the fiscal year ended May 31, 2000, reflecting higher net sales.

    RESEARCH AND DEVELOPMENT COST REIMBURSEMENT - DARPA. Research and development cost reimbursement - DARPA ("R&D - DARPA") is a credit representing reimbursements by DARPA of costs incurred in the Company's wafer-level burn-in development project. R&D - DARPA decreased to $600,000 in the fiscal year ended May 31, 2001 from $866,000 in the fiscal year ended May 31, 2000, a decrease of 30.7%. Payments by DARPA depended on satisfaction of development milestones, and the level of payments varied significantly from fiscal year to fiscal year. The two final milestones of this agreement were approved and paid during fiscal 2001. It is not expected that there will be any additional R&D - DARPA credits recorded for this project after fiscal 2001.

    INTEREST INCOME. Interest income decreased to $971,000 in the fiscal year ended May 31, 2001 from $985,000 in the fiscal year ended May 31, 2000, a decrease of 1.4%.

    INTEREST EXPENSE. Interest expense decreased to $7,000 in the fiscal year ended May 31, 2001 from $11,000 in the fiscal year ended May 31, 2000, a decrease of 36.4%. The decrease in interest expense was primarily the result of a lower level of outstanding debt in fiscal 2001.

    OTHER INCOME (EXPENSE), NET. Other income, net decreased to $98,000 in the fiscal year ended May 31, 2001, from $498,000 in the fiscal year ended May 31, 2000 a decrease of 80.3%. The decrease in other income, net was primarily due to foreign currency exchange losses recorded by the Company and its subsidiaries in the fiscal year ended May 31, 2001 versus foreign currency exchange gains recorded in the fiscal year ended May 31, 2000.

    INCOME TAX EXPENSE (BENEFIT). Income tax expense was $1.0 million in the fiscal year ended May 31, 2001, compared with income tax benefit of $1.1 million in the fiscal year ended May 31, 2000. The income tax expense in the fiscal year ended May 31, 2001 was primarily due to the tax expense recorded as a result of income earned in the Company's U.S. operations. The income tax benefit in the fiscal year ended May 31, 2000 was primarily due to the tax benefit recorded as a result of losses incurred in the Company's U.S. operations. Such tax benefit will be carried back to previous fiscal years in which the Company paid taxes when its U.S. operations were profitable.
The Company's Japanese subsidiary has experienced significant cumulative losses since fiscal 1993, and thus generated certain net operating losses available to offset future taxes payable in Japan. As a result of the subsidiary's cumulative operating losses, a valuation allowance has been established for the full amount of the subsidiary's net deferred tax assets. The Company's effective income tax rate did not approximate the statutory tax rates of the jurisdictions in which the Company operates primarily because no tax benefit is being recorded for losses in the Company's Japanese subsidiary.

ACCOUNTING CHANGE

    In May 2001, the Company changed its accounting method for recognizing revenue on sales with an effective date of June 1, 2000. The Company's selling arrangements may include contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. As a result, effective June 1, 2000, to comply with the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101, the Company recognizes revenue upon shipment and defers recognition of revenue for any amounts subject to acceptance until such acceptance occurs. The amount of revenue deferred is the greater of the fair value of the undelivered element or the contractual agreed to amounts. Prior to June 1, 2000, revenue for all products except royalties was recognized upon shipment of product provided no significant obligations remained and collectability was assured. Provisions for the estimated future cost of warranty and installation were recorded at the time the products were shipped. As a result of this change, the Company recorded a non-recurring charge of $1.6 million for the cumulative effect of a change in accounting principle due to the adoption of SAB 101. This amount represents contracts subject to acceptance and the fair value of installation on systems that shipped prior to fiscal 2001, but did not receive final customer acceptance or were not installed until after fiscal 2000, net of tax.

FISCAL YEAR ENDED MAY 31, 2000 COMPARED TO FISCAL YEAR ENDED MAY 31, 1999

    NET SALES. Net sales increased to $24.5 million in the fiscal year ended May 31, 2000 from $18.1 million in the fiscal year ended May 31, 1999, an increase of 35.0%. The increase in net sales in fiscal 2000 resulted primarily from increased shipments of MTX products.

    GROSS PROFIT. Gross profit increased to $7.2 million in the fiscal year ended May 31, 2000 from $5.9 million in the fiscal year ended May 31, 1999, an increase of 21.7%. The increase in gross profit was primarily due to the increase in net sales. Gross profit margin decreased to 29.5% in the fiscal year ended May 31, 2000 from 32.8% in the fiscal year ended May 31, 1999.
The decrease in gross profit margin was primarily the result of a higher proportion of sales of lower margin MTX products and an increase in provision for inventory reserves, partially offset by manufacturing overhead expenses spreading over higher shipment levels and margin increases of most other products of the Company.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased to $7.9 million in the fiscal year ended May 31, 2000 from $6.9 million in the fiscal year ended May 31, 1999, an increase of 15.1%.
The increase in SG&A expenses was primarily due to increases in employment related expenses, commissions paid to outside sales representatives relating to higher levels of shipments and product support expenses. As a percentage of net sales, SG&A expenses decreased to 32.3% in the fiscal year ended May 31, 2000 from 38.0% in the fiscal year ended May 31, 1999, reflecting higher net sales.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased to $5.4 million in the fiscal year ended May 31, 2000 from $4.9 million in the fiscal year ended May 31, 1999, an increase of 9.1%. The increase in R&D expenses was primarily due to increases in engineering project material expenses. As a percentage of net sales, R&D expenses decreased to 21.9% in the fiscal year ended May 31, 2000 from 27.1% in the fiscal year ended May 31, 1999, reflecting higher net sales.

    RESEARCH AND DEVELOPMENT COST REIMBURSEMENT - DARPA. Research and development cost reimbursement - DARPA decreased to $866,000 in the fiscal year ended May 31, 2000 from $1.2 million in the fiscal year ended May 31, 1999, a decrease of 29.8%.

    INTEREST INCOME. Interest income decreased to $985,000 in the fiscal year ended May 31, 2000 from $1.2 million in the fiscal year ended May 31, 1999, a decrease of 17.8%. The decrease in interest income was primarily the result of a lower level of cash and investments in fiscal 2000 than in fiscal 1999. .

    INTEREST EXPENSE. Interest expense decreased to $11,000 in the fiscal year ended May 31, 2000 from $15,000 in the fiscal year ended May 31, 1999, a decrease of 26.7%. The decrease in interest expense was primarily the result of a lower long-term debt outstanding in fiscal 2000.

    OTHER INCOME (EXPENSE), NET. Other income, net increased to $498,000 in the fiscal year ended May 31, 2000, from $441,000 in the fiscal year ended May 31, 1999, an increase of 12.9%. The increase in other income, net was primarily due to currency exchange gains recorded in the fiscal year ended May 31, 2000.

    INCOME TAX EXPENSE (BENEFIT). Income tax benefit was $1.1 million in the fiscal year ended May 31, 2000, compared with income tax benefit of $677,000 in the fiscal year ended May 31, 1999. The income tax benefit in the fiscal years ended May 31, 2000 and 1999 was primarily due to the tax benefit recorded as a result of losses incurred in the Company's U.S. operations.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary source of liquidity has been generated from the Company's August 1997 initial public offering, which resulted in net proceeds to the Company of approximately $26.8 million. As of May 31, 2001, the Company had $14.2 million in cash and short-term investments.

    Net cash provided by operating activities was approximately $1.0 million for the fiscal year ended May 31, 2001, and net cash used in operating activities was $6.0 million for the fiscal year ended May 31, 2000. For the fiscal year ended May 31, 2001, net cash provided by operating activities was due to net income before cumulative effect of change in accounting principle of $1.5 million, non-cash depreciation expense of $651,000, a decrease in inventories and an increase in accrued expenses and deferred revenue, offset by an increase in accounts receivable and a decrease in accounts payable.
For the fiscal year ended May 31, 2000, net cash used in operating activities was due primarily to the net loss of $2.6 million, an increase in accounts receivable of $2.8 million, an increase in inventory of $1.9 million and an increase in other current assets of $1.0 million, partially offset by an increase in accounts payable of $1.6 million.

    Net cash provided by investing activities was approximately $1.0 million for the fiscal year ended May 31, 2001 and $8.6 million for the fiscal year ended May 31, 2000. Net cash provided by investing activities during the fiscal year ended May 31, 2001 was primarily due to the sale of short-term investments, partially offset by the purchase of long-term investments. Net cash provided by investing activities for the fiscal year ended May 31, 2000 was primarily due to sale of short-term and long-term investments, partially offset by the acquisition of property and equipment.

    Financing activities provided cash of approximately $301,000 in the fiscal year ended May 31, 2001 and $356,000 in the fiscal year ended May 31, 2000. Net cash provided by financing activities for the fiscal year ended May 31, 2001 was primarily due to proceeds from issuance of common stock and exercise of stock options, partially offset by the Company's repurchase of 98,800 of its outstanding common shares at an average price of $4.71 and principal repayments of the Company's long-term debt and capital lease obligation. Net cash provided by financing activities for the fiscal year ended May 31, 2000 was primarily due to proceeds from exercise of stock options, partially offset by principal repayments of the Company's long-term debt and capital lease obligation and the Company's repurchase of 28,200 of its outstanding common shares at an average price of $4.80 .

    As of May 31, 2001, the Company had working capital of $28.8 million, compared with $30.4 million as of May 31, 2000. Working capital consists of cash and cash equivalents, short-term investments, accounts receivable, inventory and other current assets, less current liabilities.

    The Company announced in August 1998 that its board of directors had authorized the repurchase of up to 1,000,000 shares of its outstanding common shares. The Company may repurchase the shares in the open market or in privately negotiated transactions, from time to time, subject to market conditions. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase program may be interrupted or discontinued at any time. Any such repurchase of shares, if consummated, may use a portion of the Company's working capital. As of May 31, 2001, the Company had repurchased 410,500 shares at an average price of $4.25. Shares repurchased by the Company are cancelled.

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

RECENT ACCOUNTING PRONOUNCEMENT

    In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 amends Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments including standalone instruments, as forward currency exchange contracts and interest rate swaps or embedded derivatives and requires that these instruments be marked-to-market on an ongoing basis. These market value adjustments are to be included either in the income statement or stockholders' equity, depending on the nature of the transaction. The Company is required to adopt SFAS 133 in the first quarter of our fiscal year 2002. The Company does not anticipate that the impact, if any, will be material to the Company's financial statements.

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

    In July 21, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company is currently assessing but have not yet determined the impact SFAS 142 will have on its financial statements.


FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

    Special Note Regarding Forward Looking Statements

    This Annual Report on Form 10-K (this "Report") contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Discussions containing such forward-looking statements may be found in this section, as well as within this Report generally. In addition, when used in this Report, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties.

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

     FLUCTUATIONS IN OPERATING RESULTS. The Company has experienced and expects to continue to experience significant fluctuations in its quarterly and annual operating results. During fiscal 2001 and 2000, quarterly net sales have been as low as $4.4 million and as high as $9.0 million, and gross margins for quarterly sales have fluctuated between 21.2% and 52.1%. The Company's future operating results will depend upon a variety of factors, including the timing of significant orders, the mix of products sold, changes in pricing by the Company, its competitors, customers or suppliers, the length of sales cycles for the Company's products, timing of new product announcements and releases by the Company and its competitors, market acceptance of new products and enhanced versions of the Company's products, capital spending patterns by customers, manufacturing inefficiencies associated with new product introductions by the Company, the Company's ability to produce systems and products in volume and meet customer requirements, product returns and customer acceptance of product shipments, volatility in the Company's targeted markets, political and economic instability, natural disasters, regulatory changes, possible disruptions caused by expanding existing facilities or moving into new facilities, expenses associated with acquisitions and alliances, and various competitive factors, including price-based competition and competition from vendors employing other technologies. The Company's gross margins have varied and will continue to vary based on a variety of factors, including the mix of products sold, sales volume, and the amount of products sold under volume purchase arrangements, which tend to have lower selling prices. Accordingly, past performance may not be indicative of future performance.

    DEPENDENCE ON TIMING AND SIZE OF SALES ORDERS AND SHIPMENT. The Company derives a substantial portion of its revenues from the sale of a relatively small number of systems which typically range in purchase price from approximately $200,000 to over $1.0 million. As a result, the loss or deferral of a limited number of system sales could have a material adverse effect on the Company's net sales and operating results in a particular period. All customer purchase orders are subject to cancellation or rescheduling by the customer with limited penalties, and, therefore, backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. From time to time, cancellations and rescheduling of customer orders have occurred, and delays by the Company's suppliers in providing components or subassemblies to the Company have caused delays in the Company's shipments of its own products. There can be no assurance that the Company will not be materially adversely affected by future cancellations and rescheduling. A substantial portion of net sales typically are realized near the end of each quarter. A delay or reduction in shipments near the end of a particular quarter, due, for example, to unanticipated shipment rescheduling, cancellations or deferrals by customers, customer credit issues, unexpected manufacturing difficulties experienced by the Company, or delays in deliveries by suppliers, could cause net sales in a particular quarter to fall significantly below the Company's expectations. As the Company incurs expenses in anticipation of future sales levels, the Company's results of operations may be adversely affected if such sales levels are not achieved.

    RECENT OPERATING LOSSES. The Company incurred an operating loss of $5.2 million and $4.6 million in fiscal 2000 and 1999, respectively. The Company also incurred operating losses of $2.1, $4.2 and $2.4 million in fiscal 1995, 1994 and 1993, respectively. The Company operated profitably in fiscal 2001 and from fiscal 1996 to 1998, due to increased net sales that were substantially the result of sales of new products, particularly sales of MTX systems. In fiscal 1998, the Company began to feel the industry slowdown due to uncertainties caused primarily by the financial crisis in Asia and DRAM overcapacity and recorded operating losses in fiscal 1999 and 2000. Given the semiconductor equipment market is down more sharply than the Company has anticipated, the Company anticipates that net sales in the first quarter of fiscal 2002 will decline from the fourth quarter of fiscal 2001 and gross profit margin to be similar to that of the first quarter of fiscal 2001. Although the Company reported operating income in fiscal 2001, the Company may report operating losses in fiscal 2002 or later years.

    DEPENDENCE ON MARKET ACCEPTANCE OF MTX SYSTEM. A principal element of the Company's strategy is to capture an increasing share of the memory test equipment market through sales of the MTX massively parallel test system. The MTX is designed to perform both burn-in and many of the final test functions currently performed by high-cost memory testers. The Company's strategy depends, in part, upon its ability to persuade potential customers that the MTX system can successfully perform a significant portion of such final test functions and that transferring such tests to MTX systems will reduce their overall capital and test costs. There can be no assurance that the Company's strategy will be successful. The failure of the MTX system to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and operating results.

    Market acceptance of the MTX system is subject to a number of risks. Through the end of fiscal 2001, several companies purchased evaluation units of the MTX system, but only three customers have purchased production quantities. There are no long-term volume purchase commitments with any of these customers. There can be no assurance that these customers will continue to purchase MTX systems for their production facilities. Since most potential customers have successfully relied on memory testers for many years and their personnel understand the use and maintenance of such systems, the Company anticipates that they may be reluctant to change their procedures in order to transfer test functions to the MTX system. Before a customer will transfer test functions to the MTX, the test programs must be translated for use with the MTX and lengthy correlation tests must be performed.
Correlation testing may take up to six months or more. Furthermore, MTX system sales are expected to be primarily limited to new facilities and to existing facilities being upgraded to accommodate new product generations, such as the transition to new memory technologies, such as Rambus or Double Data Rate DRAMs. Construction of new facilities and upgrades of existing facilities have in some cases been delayed or canceled during this semiconductor industry downturn. Other companies have purchased MTX systems which are being used only in quality assurance and engineering applications. Market acceptance of the MTX system may also be affected by a reluctance of IC manufacturers to rely on relatively small suppliers such as the Company.

    The Company's future sales and operating results are also partially dependent on its sales of performance test boards for use with the MTX system. Sales of PTBs by the Company and its licensees will depend upon the number of MTX systems operated by customers.

    DEPENDENCE ON MARKET ACCEPTANCE OF FOX SYSTEM. Another element of the Company's strategy is to capture an increasing share of the test equipment market through sales of the FOX wafer-level burn-in and test system. The FOX is a new system designed to simultaneously burn-in and functionally test all of the die on a wafer, and the market for FOX systems is in the very early stages of development. The FOX was introduced in July 2001, and no shipments have yet been made. The Company's strategy depends, in part, upon its ability to persuade potential customers that the FOX system can successfully contact and functionally test all of the die on a wafer simultaneously, and that this method of testing is cost-effective for the customer. There can be no assurance that the Company's strategy will be successful. The failure of the FOX system to achieve market acceptance would have a material adverse effect on the Company's future business.

    Market acceptance of the FOX system is subject to a number of risks. The Company must complete development of the FOX system and the manufacturing processes used to build it. Before a customer will incorporate the FOX system in a production line, lengthy qualification and correlation tests must be performed. The Company anticipates that potential customers may be reluctant to change their procedures in order to transfer burn-in and test functions to the FOX system. Initial purchases are expected to be limited to systems used for these qualifications and for engineering studies. Market acceptance of the FOX system also may be affected by a reluctance of IC manufacturers to rely on relatively small suppliers such as the Company. As is common with new complex products incorporating leading-edge technologies, the Company may encounter reliability, design and manufacturing issues as it begins volume production and initial installations of FOX systems at customer sites. While the Company places a high priority on addressing these issues as they arise, there can be no assurance that they can be resolved to the customer's satisfaction or that the resolution of such problems will not cause the Company to incur significant development costs or warranty expenses or to lose significant sales opportunities.

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

    The adoption of the DiePak products by IC manufacturers and burn-in and test services companies typically will involve a lengthy qualification. Such qualification processes have delayed high volume sales of DiePak products by the Company. Motorola is the only customer to have ordered DiePak products in production quantities, although Motorola did not purchase any DiePak products in fiscal 2001. Motorola accounted for approximately 88% and 54% of the Company's net sales of DiePak products in fiscal 2000 and 1999, respectively. Sales to Motorola, which include both DiePak products and other products, are made pursuant to individual purchase orders. There is no long-term volume purchase commitment. There can be no assurance that Motorola will resume purchasing DiePak products for its production facility. There can also be no assurance that the bare die market will emerge and grow as the Company anticipates, that the DiePak carrier will achieve commercial acceptance, or that the Company will not experience difficulties in ramping up production to meet any increased demand for DiePak products that may develop.

    CUSTOMER CONCENTRATION. The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and contract assemblers account for a substantial portion of the purchases of semiconductor equipment. Sales to the Company's five largest customers accounted for approximately 58.8%, 64.3% and 62.7% of its net sales in fiscal 2001, 2000 and 1999, respectively. During fiscal 2001, Texas Instruments and Formosa Advanced Technologies Co. Ltd. accounted for 25.2% and 12.7% of the Company's net sales, respectively. During fiscal 2000, Texas Instruments, Formosa Advanced Technologies Co. Ltd. and First International Computer Inc. accounted for 22.8%, 19.2% and 13.5% of the Company's net sales, respectively. During fiscal 1999, Infineon (formerly the semiconductor group of Siemens), Texas Instruments and Motorola accounted for 21.9%, 18.1% and 11.9% of the Company's net sales, respectively. No other customers represented more than 10% of the Company's net sales for any of such periods. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. In addition, sales to particular customers may fluctuate significantly from quarter to quarter. The loss of or reduction or delay in orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect the Company's business, financial condition and operating results.

    LIMITED MARKET FOR BURN-IN SYSTEMS. Historically, a substantial portion of the Company's net sales were derived from the sale of dynamic burn-in systems. The market for burn-in systems is mature and estimated to be approximately $100 million per year. In general, process control improvements in the semiconductor industry have tended to reduce burn-in times. In addition, as a given IC product generation matures and yields increase, the required burn-in time may be reduced or eliminated. Some burn-in system suppliers primarily provide "monitored" burn-in systems optimized for DRAMs. Sales of monitored burn-in systems have reduced the size of the market segment addressed by the Company's dynamic burn-in systems. IC manufacturers, which historically have been the Company's primary customer base, increasingly outsource test and burn-in to independent test labs which often build their own systems. There can be no assurance that the market for burn-in systems will grow, and sales of the Company's burn-in products could decline.

    LENGTHY SALES CYCLE. Sales of the Company's systems depend, in significant part, upon the decision of a prospective customer to increase manufacturing capacity or to restructure current manufacturing facilities, either of which typically involve a significant commitment of capital. In view of the significant investment or strategic issues that may be involved in a decision to purchase MTX and FOX systems or DiePak carriers, the Company may experience delays following initial qualification of the Company's systems as a result of delays in a customer's approval process. Furthermore, the approval process for MTX, FOX and DiePak carrier sales may require lengthy qualification and correlation testing. For this and other reasons, the Company's systems typically have a lengthy sales cycle during which the Company may expend substantial funds and management effort in securing a sale. Lengthy sales cycles subject the Company to a number of significant risks, including inventory obsolescence and fluctuations in operating results, over which the Company has little or no control. The loss of individual orders due to the lengthy sales and evaluation cycle, or delays in the sale of even a limited number of systems could have a material adverse effect on the Company's business, operating results and financial condition and, in particular, could contribute to significant fluctuations in operating results on a quarterly basis.

    DEPENDENCE ON INTERNATIONAL SALES AND OPERATIONS. Approximately 60.6%, 73.3% and 72.7% of the Company's net sales for fiscal 2001, 2000 and 1999, respectively, were attributable to sales to customers for delivery outside of the United States. The Company maintains a sales, service, product engineering and manufacturing organization in Japan, a sales and service organizations in Germany and a support organization in Taiwan. The Company expects that sales of products for delivery outside of the United States will continue to represent a substantial portion of its future revenues. The future performance of the Company will depend, in significant part, upon its ability to continue to compete in foreign markets which in turn will depend, in part, upon a continuation of current trade relations between the United States and foreign countries in which semiconductor manufacturers or assemblers have operations. A change toward more protectionist trade legislation in either the United States or such foreign countries, such as a change in the current tariff structures, export compliance or other trade policies, could adversely affect the Company's ability to sell its products in foreign markets. In addition, the Company is subject to other risks associated with doing business internationally, including longer receivable collection periods and greater difficulty in accounts receivable collection, the burden of complying with a variety of foreign laws, difficulty in staffing and managing global operations, risks of civil disturbance or other events which may limit or disrupt markets, international exchange restrictions, changing political conditions and monetary policies of foreign governments.

    A substantial portion of the Company's sales has been in Asia. Turmoil in the Asian financial markets has resulted, and may result in the future, in dramatic currency devaluations, stock market declines, restriction of available credit and general financial weakness. In addition, DRAM prices have sometimes fallen dramatically, are currently doing so, and will likely do so again in the future. These developments may affect the Company in several ways. Currency devaluations may make dollar-denominated goods such as those of the Company relatively more expensive for Asian clients. The Company believes that many international semiconductor manufacturers limited capital spending (including the purchase of MTXs) in fiscal years 1999 and 2001, and that the uncertainty of the DRAM market may cause some manufacturers in the future to again delay capital spending plans. These circumstances may also affect the ability of the Company's customers to meet their payment obligations, resulting in cancellations or deferrals of existing orders and the limitation of additional orders. In addition, Asian governments have subsidized some portion of fab construction. Financial turmoil may reduce these governments' willingness to continue such subsidies. Such developments could have a material adverse affect on the Company's business, financial condition and results of operations.

    Because a substantial portion of the Company's net sales is from sales of products for delivery outside the United States, an increase in the value of the U.S. Dollar relative to foreign currencies would increase the cost of the Company's products compared to products sold by local companies in such markets. Approximately 85.1%, 13.0% and 1.9% of the Company's net sales for fiscal 2001 were denominated in U.S. Dollars, Japanese Yen and German Marks, respectively. Although most sales to German customers are denominated in dollars, substantially all sales to Japanese customers are denominated in yen. Since the price is determined at the time a purchase order is accepted, the Company is exposed to the risks of fluctuations in the yen-dollar exchange rate during the lengthy period from purchase order to ultimate payment. This exchange rate risk is partially offset to the extent the Company's Japanese subsidiary incurs yen-denominated expenses. To date, the Company has not invested in instruments designed to hedge currency risks. In addition, the Company's Japanese subsidiary typically carries debt or other obligations due to the Company that may be denominated in either yen or dollars. Since the financial statements of the Japanese subsidiary are based in yen and the financial statements of the Company are based in dollars, the Japanese subsidiary and the Company recognize currency exchange gain or loss in any period in which the value of the yen rises or falls in relation to the dollar. The Company experienced a currency exchange loss of $238,000 in fiscal 2001. The Company recorded currency exchange gains of $371,000 and $339,000 in fiscal 2000 and 1999, respectively.

    A substantial portion of the world's manufacturers of memory devices are in Korea, Japan and Taiwan and growth in the Company's net sales depends in large part upon its ability to penetrate the Korean and Japanese markets. Both the Korean and Japanese markets are difficult for foreign companies to penetrate. The Company has served the Japanese market through its Japanese subsidiary, which has experienced limited success and incurred operating losses in recent years. Sales into Korea have not been significant in recent years. In fiscal 2001, the Company signed an agreement with a new Korean distributor. The lack of local manufacturing may impede the Company's efforts to develop the Korean market. Taiwan also represents an increasingly important portion of the memory manufacturer market. The Company established a support organization in Taiwan in fiscal 2001 but primarily relies on an independent distributor in Taiwan for sales effort. There can be no assurances that the Company's efforts in Japan, Korea or Taiwan will be successful or that the Company will be able to achieve and sustain significant sales to, or be able to successfully compete in, the Japanese, Korean or Taiwanese markets.

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

    The Company's MAX and ATX monitored and dynamic burn-in systems increasingly have faced and are expected to continue to face severe competition, especially from local, low cost manufacturers and from systems manufacturers that offer higher power dissipation per DUT.

    The Company's FOX full wafer contact system is expected to face competition from larger systems manufacturers that have sufficient technological know-how and manufacturing capability. Competing suppliers of full wafer contact system include Tokyo Electron Limited and Matsushita Electric Industrial Co., Ltd.

    The Company's DiePak products face significant competition. The Company believes that several companies have developed or are developing other products which are intended to enable burn-in and test of bare die. As the bare die market develops, the Company expects that other competitors will emerge. The DiePak products also face severe competition from other alternative test solutions. The Company expects that the primary competitive factors in this market will be cost, performance, reliability and assured supply.

    The Company's test fixture products face numerous competitors. There are limited barriers to entry into the BIB market, and as a result, many small companies design and manufacture BIBs, including BIBs for use with the Company's MAX and ATX systems. The Company's strategy is to provide high performance BIBs, and the Company generally does not compete to supply low cost, low performance BIBs. The Company has granted royalty-bearing licenses to two companies to make PTBs for use with its MTX systems, in order to assure customers of a second source of supply, and the Company may license others as well. Sales of PTBs by licensees result in royalties to the Company but reduce the Company's own sales of PTBs.

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

    CYCLICALITY OF SEMICONDUCTOR INDUSTRY AND CUSTOMER PURCHASES; RISK OF CANCELLATIONS AND RESCHEDULINGS. The Company's operating results depend primarily upon the capital expenditures of semiconductor manufacturers, semiconductor contract assemblers and burn-in and test service companies worldwide, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor and semiconductor equipment industries in general, and the market for DRAMs and other memories in particular, historically have been highly volatile and have experienced periodic downturns and slowdowns, which have had a severe negative effect on the semiconductor industry's demand for semiconductor capital equipment, including test and burn-in systems manufactured and marketed by the Company. These downturns and slowdowns have adversely affected the Company's operating results in the past and in fiscal 1999, 2000 and 2001. In addition, the purchasing patterns of the Company's customers are also highly cyclical because most customers purchase the Company's products for use in new production facilities or for upgrading existing test lines for the introduction of next generation products. Construction of new facilities and upgrades of existing facilities have in some cases been delayed or canceled during the most recent semiconductor industry downturn. A large portion of the Company's net sales are attributable to a few customers and therefore a reduction in purchases by one or more customers could materially adversely affect the Company's financial results. There can be no assurance that the semiconductor industry will grow in the future at the same rates it has grown historically. Any downturn or slowdown in the semiconductor industry would have a material adverse effect on the Company's business, financial condition and operating results. In addition, the need to maintain investment in research and development and to maintain customer service and support will limit the Company's ability to reduce its expenses in response to any such downturn or slowdown period.

    The semiconductor equipment manufacturing industry has historically been subject to a relatively high rate of purchase order cancellation by customers as compared to other high technology industry sectors. Manufacturing companies that are the customers of semiconductor equipment companies frequently revise, postpone and cancel capital facility expansion plans. In such cases, semiconductor equipment companies may experience a significant rate of cancellations and reschedulings of purchase orders, as was the case in the industry in late 1995, early 1996, 1998 and 2001. There can be no assurance that the Company will not be materially adversely affected by future cancellations and reschedulings.

    DEPENDENCE ON SUBCONTRACTORS; SOLE OR LIMITED SOURCES OF SUPPLY. The Company relies on subcontractors to manufacture many of the components or subassemblies used in its products. The Company's MTX, MAX, ATX and FOX systems contain several components, including environmental chambers, power supplies, wafer contactors, signal distribution substrates and certain ICs, which are currently supplied by only one or a limited number of suppliers. The DiePak products include an interconnect substrate which is currently being supplied by a domestic supplier, but the Company is also evaluating alternate suppliers for the DiePak substrate. The Company's reliance on subcontractors and single source suppliers involves a number of significant risks, including the loss of control over the manufacturing process, the potential absence of adequate capacity and reduced control over delivery schedules, manufacturing yields, quality and costs. In the event that any significant subcontractor or single source supplier was to become unable or unwilling to continue to manufacture subassemblies, components or parts in required volumes, the Company would have to identify and qualify acceptable replacements. The process of qualifying subcontractors and suppliers could be lengthy, and no assurance can be given that any additional sources would be available to the Company on a timely basis. Any delay, interruption or termination of a supplier relationship could have a material adverse effect on the Company's business, financial condition and operating results.

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

Item 7a.  Quantitative and Qualitative Disclosures about Market Risks

    The Company considered the provisions of Financial Reporting Release No. 48 "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." The Company has no holdings of derivative financial or commodity instruments at May 31, 2001.

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

    A majority of the Company's revenue and capital spending is transacted in U.S. dollars. The Company, however, enters into transactions in other currencies, primarily Japanese Yen. Substantially all sales to Japanese customers are denominated in yen. Since the price is determined at the time a purchase order is accepted, the Company is exposed to the risks of fluctuations in the yen-dollar exchange rate during the lengthy period from purchase order to ultimate payment. This exchange rate risk is partially offset to the extent that the Company's Japanese subsidiary incurs yen-denominated expenses. To date, the Company has not invested in instruments designed to hedge currency risks. In addition, the Company's Japanese subsidiary typically carries debt or other obligations due to the Company that may be denominated in either yen or dollars. Since the Japanese subsidiary's financial statements are based in yen and the Company's financial statements are based in dollars, the Japanese subsidiary and the Company recognize foreign exchange gain or loss in any period in which the value of the yen rises or falls in relation to the dollar. A 10% decrease in the value of the yen as compared with the dollar would potentially result in an additional net loss of approximately $174,000.

Item 8.   Financial Statements and Supplementary Data


                       AEHR TEST SYSTEMS AND SUBSIDIARIES

                         Index to Financial Statements


  Report of Independent Accountants ..................................     28

  Consolidated Balance Sheets at May 31, 2001 and 2000 ...............     29

  Consolidated Statements of Operations for the years
    ended May 31, 2001, 2000 and 1999 ................................     30

  Consolidated Statements of Shareholders' Equity and
    Accumulated Other Comprehensive Income for the years
    ended May 31, 2001, 2000 and 1999 ................................     31

  Consolidated Statements of Cash Flows for the years ended
    May 31, 2001, 2000 and 1999 ......................................     32

  Notes to Consolidated Financial Statements .........................     33

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Aehr Test Systems:


    In our opinion, the consolidated financial statements listed in the accompanying index under Item 14 (a) (1) present fairly, in all material respects, the financial position of Aehr Test Systems and its subsidiaries at May 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index under Item 14 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


    As discussed in Note 2 to the consolidated financial statements, effective June 1, 2000, the Company changed its method of recognizing revenue to comply with Securities and Exchange Commission Staff Accounting Bulletin No. 101.

PricewaterhouseCoopers LLP



San Jose, California
June 28, 2001

                       AEHR TEST SYSTEMS AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     May 31,
                                                            -------------------------
                                                                2001           2000
                                                            ----------     ----------
ASSETS

Current assets:
  Cash and cash equivalents ..........................         $10,391        $ 8,323
  Short-term investments .............................           3,764          7,365
  Accounts receivable, net of allowance for doubtful
    accounts of $135 and $150 at May 31, 2001 and
    2000, respectively ...............................           5,751          6,294
  Inventories ........................................          10,125         11,183
  Deferred income taxes...............................           1,613          1,613
  Prepaid expenses and other .........................           1,708          1,664
                                                            ----------     ----------
      Total current assets ...........................          33,352         36,442

Property and equipment, net ..........................           2,103          2,613
Long-term investments ................................           2,267            580
Other assets, net ....................................           1,870          1,094
                                                            ----------     ----------
      Total assets ...................................         $39,592        $40,729
                                                            ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term bank debt .............         $    --        $   143
  Accounts payable ...................................           1,213          2,989
  Accrued expenses ...................................           3,336          2,873
  Deferred revenue ...................................              51             37
                                                            ----------     ----------
      Total current liabilities ......................           4,600          6,042

Long-term bank debt, net of current portion ..........              --            297
Deferred revenue .....................................              39             39
Deferred lease commitment ............................             146             46
                                                            ----------     ----------
      Total liabilities ..............................           4,785          6,424
                                                            ----------     ----------
Commitments (Note 7).

Shareholders' equity:
  Preferred stock, $.01 par value:
    Authorized: 10,000 shares;
    Issued and outstanding: none .....................              --             --
  Common stock, $.01 par value:
    Authorized: 75,000 shares;
    Issued and outstanding: 7,116 shares and 6,906
      shares at May 31, 2001 and 2000, respectively ..              71             69
  Additional paid-in capital .........................          36,134         35,332
  Note receivable from shareholders ..................             (84)            --
  Accumulated other comprehensive income ...........             1,487          1,564
  Accumulated deficit ................................          (2,801)        (2,660)
                                                            ----------     ----------
      Total shareholders' equity .....................          34,807         34,305
                                                            ----------     ----------
      Total liabilities and shareholders' equity .....         $39,592        $40,729
                                                            ==========     ==========

   The accompanying notes are an integral part of these consolidated financial statements.

                       AEHR TEST SYSTEMS AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          Year Ended May 31,
                                                   --------------------------------
                                                       2001       2000       1999
                                                   ---------- ---------- ----------
Net sales.....................................        $31,039    $24,505    $18,146
Cost of sales.................................         17,923     17,267     12,201
                                                   ---------- ---------- ----------
Gross profit..................................         13,116      7,238      5,945
                                                   ---------- ---------- ----------
Operating expenses:
  Selling, general and administrative.........          7,262      7,930      6,892
  Research and development....................          4,982      5,367      4,918
  Research and development cost
    reimbursement--DARPA .....................           (600)      (866)    (1,233)
                                                   ---------- ---------- ----------
    Total operating expenses..................         11,644     12,431     10,577
                                                   ---------- ---------- ----------
Income (loss) from operations.................          1,472     (5,193)    (4,632)

Interest income...............................            971        985      1,199
Interest expense..............................             (7)       (11)       (15)
Other income (expense), net...................             98        498        441
                                                   ---------- ---------- ----------
Income (loss) before income taxes ............          2,534     (3,721)    (3,007)

Income tax expense (benefit)..................          1,046     (1,116)      (677)
                                                   ---------- ---------- ----------
Income (loss) before cumulative effect
  of change in accounting principle...........          1,488     (2,605)    (2,330)

Cumulative effect of change in accounting
  principle - net of tax......................         (1,629)        --         --
                                                   ---------- ---------- ----------
Net loss......................................           (141)    (2,605)    (2,330)
                                                   ---------- ---------- ----------
Other comprehensive income (loss), net of tax:
  Foreign currency translation expense........           (109)      (343)      (233)
  Unrealized holding gains (losses) arising
    during the year...........................             32         48        (61)
                                                   ---------- ---------- ----------
Comprehensive loss............................        $  (218)   $(2,900)   $(2,624)
                                                    ========== ========== ==========

Income (loss) per share before cumulative effect
  of change in accounting principle:
  Basic.......................................        $  0.21    $ (0.38)   $ (0.34)
  Diluted.....................................        $  0.21    $ (0.38)   $ (0.34)

Net loss per share
  Basic.......................................        $ (0.02)   $ (0.38)   $ (0.34)
  Diluted.....................................        $ (0.02)   $ (0.38)   $ (0.34)

Shares used in per share calculation
  Basic.......................................          7,074      6,813      6,854
  Diluted.....................................          7,179      6,813      6,854


   The accompanying notes are an integral part of these consolidated financial statements.

                                      AEHR TEST SYSTEMS AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  AND ACCUMULATED OTHER COMPREHENSIVE INCOME
                                               (IN THOUSANDS)

                                                                           Comprehensive Income
                                                                  Notes    ---------------------    Retained
                                   Common Stock   Additional   Receivable  Unrealized Cumulative    Earnings
                                -----------------   Paid-in       From     Investment Translation (Accumulated
                                 Shares    Amount   Capital   Shareholders    Loss    Adjustment     Deficit)  Total
                                -------   -------   -------    ----------  --------   ---------     --------- -------
Balances, June 1, 1998........    6,917      $69    $35,467      $ --        $ --      $2,153       $ 2,275   $39,964
  Issuance of common stock
    under employee plans......      123        2        481        --          --          --            --       483
  Repurchase of common stock..     (284)      (3)    (1,142)       --          --          --            --    (1,145)

  Net loss....................       --       --         --        --          --          --         2,330    (2,330)
  Net unrealized loss on
    investments...............       --       --         --        --         (61)         --            --       (61)
  Foreign currency
    translation adjustment....       --       --         --        --          --        (233)           --      (233)
                                                                                                              -------
  Comprehensive loss..........                                                                                 (2,624)
                                 -------  -------   -------    -------    -------     -------       -------   -------
Balances, May 31, 1999........    6,756       68     34,806        --         (61)      1,920           (55)   36,678

  Issuance of common stock
    under employee plans......      178        1        662        --          --          --            --       663
  Repurchase of common stock..      (28)      --       (136)       --          --          --            --      (136)

  Net loss....................       --       --         --        --          --          --        (2,605)   (2,605)
  Net unrealized gain on
    investments...............       --       --         --        --          48          --            --        48
  Foreign currency
    translation adjustment....       --       --         --        --          --        (343)           --      (343)
                                                                                                              -------
  Comprehensive loss..........                                                                                 (2,900)
                                 -------  -------   -------    -------    -------     -------       -------   -------
Balances, May 31, 2000            6,906       69     35,332        --         (13)      1,577        (2,660)   34,305

  Issuance of common stock
    under employee plans......      308        2      1,270        --          --          --            --     1,272
  Repurchase of common stock..      (98)       0       (468)       --          --          --            --      (468)
  Note receivable from
    shareholders..............       --       --         --       (84)         --          --            --       (84)

  Net loss....................       --       --         --        --          --          --          (141)     (141)
  Net unrealized gain on
    investments...............       --       --         --        --          32          --            --        32
  Foreign currency
    translation adjustment....       --       --         --        --          --        (109)           --      (109)
                                                                                                              -------
  Comprehensive loss..........                                                                                   (218)
                                 -------  -------   -------     -------   -------     -------       -------   -------
Balances, May 31, 2001            7,116      $71    $36,134      $(84)       $ 19      $1,468       $(2,801)  $34,807


   The accompanying notes are an integral part of these consolidated financial statements.

                      AEHR TEST SYSTEMS AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                           Year Ended May 31,
                                                   ---------------------------------
                                                      2001        2000        1999
                                                   ---------   ---------   ---------
Cash flows from operating activities:
  Net loss......................................     $  (141)    $(2,605)    $(2,330)
  Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
    Cumulative effect of change in
      accounting principle......................       1,629          --          --
    Provision for doubtful accounts.............         (23)         27        (136)
    Loss (gain) on disposition of
      property and equipment....................          34           6          (4)
    Depreciation and amortization...............         651         703         453
    Deferred income taxes.......................          --          --        (456)
    Changes in operating assets and liabilities:
      Accounts receivable.......................      (2,098)     (2,791)      3,820
      Inventories...............................       1,090      (1,891)      2,740
      Accounts payable..........................      (1,514)      1,564      (1,431)
      Accrued expenses and deferred revenue.....       1,409         (46)     (1,857)
      Deferred lease commitment.................         100          85         (55)
      Other current assets......................        (126)     (1,008)       (402)
                                                   ---------   ---------   ---------
        Net cash provided by (used in)
          operating activities..................       1,011      (5,956)        342
                                                   ---------   ---------   ---------
Cash flows from investing activities:
    Decrease in short-term investments..........       3,601       7,482       1,732
    (Increase) decrease in long-
      term investments..........................      (1,655)      2,703      (2,392)
    Additions to property and equipment.........        (122)     (1,357)       (755)
    (Increase) decrease in other assets.........        (787)       (274)          9
                                                   ---------   ---------   ---------
        Net cash provided by (used in)
          investing activities..................       1,037       8,554      (1,406)
                                                   ---------   ---------   ---------
Cash flows from financing activities:
    Borrowings under long-term debt.............          --          --         453
    Long-term debt and capital lease
      principal payments........................        (419)       (170)       (147)
    Proceeds from issuance of common stock
      and exercise of stock options.............       1,272         662         483
    Issuance of notes to shareholders...........         (84)         --          --
    Repurchase of common stock..................        (468)       (136)     (1,145)
                                                   ---------   ---------   ---------
        Net cash provided by (used in)
          financing activities..................         301         356        (356)
                                                   ---------   ---------   ---------

Effect of exchange rates on cash................        (281)         33           8
                                                   ---------   ---------   ---------
        Net increase (decrease) in cash and
          cash equivalents......................       2,068       2,987      (1,412)

Cash and cash equivalents, beginning of year....       8,323       5,336       6,748
                                                   ---------   ---------   ---------
Cash and cash equivalents, end of year..........     $10,391      $8,323      $5,336
                                                    =========   =========   =========

Supplemental cash flow information:
    Cash paid during the year for:
      Interest .................................          $4         $10         $17
      Income taxes .............................          28          38         152

   The accompanying notes are an integral part of these consolidated financial statements.
                                      32

                      AEHR TEST SYSTEMS AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS:

    Aehr Test Systems ("Company") was incorporated in California in June 1977 and primarily designs, engineers and manufactures test and burn-in equipment used in the semiconductor industry. The Company's principal products are the MTX massively parallel test system, the MAX and ATX burn-in systems, the FOX full wafer contact system, test fixtures and the DiePak carrier.

CONSOLIDATION:

    The financial statements include the accounts of the Company, its wholly owned foreign sales corporation ("FSC") and both its wholly owned and majority owned foreign subsidiaries. Intercompany accounts and transactions have been eliminated. The Company's 25% interest in ESA Electronics PTE Ltd. ("ESA"), a Singapore company, is accounted for under the equity method. Equity income recorded related to ESA totaled $275,000, $76,000 and $127,000 in fiscal years 2001, 2000 and 1999, respectively. The Company has another investment which is accounted for at cost.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS:

    Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. Dollars from Japanese Yen, German Marks and New Taiwan Dollars using the exchange rate in effect at the balance sheet date. Additionally, their revenues and expenses are translated using exchange rates approximating average rates prevailing during the fiscal year. Translation adjustments that arise from translating their financial statements from their local currencies to U.S. Dollars are accumulated and reflected as a separate component of shareholders' equity and comprehensive income (loss).

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

CONCENTRATION OF CREDIT RISK:

    The Company sells its products primarily to semiconductor manufacturers in North America, the Far East, and Europe. As of May 31, 2001, approximately 31%, 64% and 5% of accounts receivable are from customers located in the United States, the Far East and Europe, respectively. As of May 31, 2000, approximately 33%, 58% and 9% of accounts receivable are from customers located in the United States, the Far East and Europe, respectively. Four customers accounted for 25%, 16%, 11% and 11% of accounts receivable at May 31, 2001, and three customers accounted for 42%, 15% and 11% of accounts receivable at May 31, 2000. Two customers accounted for 25% and 13% of net sales in fiscal 2001, respectively and three customers accounted for 23%, 19% and 14% of net sales in fiscal 2000, respectively. Three customers accounted for 22%, 18% and 12% of net sales in fiscal 1999, respectively. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses and such losses have been within management's expectations. The Company uses letter of credit terms for some of its international customers.

    Primarily all of the Company's cash, cash equivalents and short-term cash deposits are deposited with major banks in the United States, Japan and Taiwan. The Company invests its excess cash in money market funds and short-term cash deposits. The money market funds and short-term cash deposits bear the risk associated with each fund. The money market funds have variable interest rates, and the short-term cash deposits have fixed rates. The Company has not experienced any losses on its money market funds or short-term cash deposits.

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

Leasehold improvements................................  life of the lease

Furniture and fixtures................................  2 to 15 years

Machinery and equipment...............................  4 to 11 years

Test equipment........................................  4 to 11 years

GOODWILL:

    Cost in excess of the fair value of net assets of acquired companies of $956,000 is being amortized on a straight-line basis over 24.5 years and is included in other assets, net of accumulated amortization of $634,000 and $586,000 at May 31, 2001 and 2000, respectively.

REVENUE RECOGNITION:

    The Company's selling arrangements may include contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. As a result, effective June 1, 2000, to comply with the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101, the Company recognizes revenue upon shipment and defers recognition of revenue for any amounts subject to acceptance until such acceptance occurs. The amount of revenue deferred is the greater of the fair value of the undelivered element or the contractual agreed to amounts. Royalty revenue related to Performance Test Boards licensing income is recognized when paid by the licensee. This income is recorded in net sales. Provisions for the estimated future cost of warranty is recorded at the time the products are shipped. Prior to June 1, 2000, revenue for all products except royalties was recognized upon shipment of product provided no significant obligations remained and collectability was assured and provisions for the estimated future cost of warranty and installation were recorded at the time the products were shipped.

PRODUCT DEVELOPMENT COSTS AND CAPITALIZED SOFTWARE:

    Costs incurred in the research and development of new products or systems are charged to operations as incurred.

    Costs incurred in the development of software programs for the Company's products are charged to operations as incurred until technological feasibility of the software has been established. Generally, technological feasibility is established when the software module performs its primary functions described in its original specifications, contains features required for it to be usable in a production environment, is completely documented and the related hardware portion of the product is complete.
After technological feasibility is established, any additional costs are capitalized. Capitalized costs are amortized over the estimated life of the related software product using the greater of the units of sales or straight-line methods over ten years. No system software development costs were capitalized or amortized in fiscal 1999, 2000 and 2001.

    During 1994, the Company entered into a cost-sharing research agreement with the Defense Advanced Research Projects Agency ("DARPA"), a U.S. government agency, under which DARPA provided co-funding up to a maximum amount of $6.5 million during fiscal 1994 through September 2000 for the development of a new product that would allow for burn-in and test at the wafer level. Payments from DARPA were received upon DARPA's approval of the achievement by the Company of milestones as outlined in the contract. The Company recognized such reimbursements as a reduction to research and development expenses in an amount equal to actual reimbursable project costs incurred. In January 2001, the Company completed this $6.5 million multi-year research and development agreement with DARPA. It is not expected that there will be any additional R&D - DARPA credits recorded for this project after fiscal 2001. At May 31, 2001 and May 31, 2000, no outstanding payments were due from DARPA.

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

    The Company's investments are composed primarily of government and corporate fixed income securities, certificates of deposit and commercial paper. Long-term investments mature after one year but less than two years. While it is the Company's general intent to hold such securities until maturity, management will occasionally sell particular securities for cash flow purposes. Therefore, the Company's investments are classified as available-for-sale and are carried at fair value. Through May 31, 2001, no material losses had been experienced on such investments.

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

IMPAIRMENT OF LONG-LIVED ASSETS:

    In the event that facts and circumstances indicate that the carrying value of assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying value to determine if a write-down is required.

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

COMPREHENSIVE INCOME:

    The Company has adopted Statement of Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components in the financial statements. Unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments are included in the Company's components of comprehensive income (loss), which are excluded from net income
(loss).

    In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):


                                                    Year Ended May 31,
                                             --------------------------------
                                                 2001       2000       1999
                                             ---------- ---------- ----------
Income (loss) available to common
shareholders before cumulative effect
of change in accounting principle:

Numerator: Income (loss) before
  cumulative effect of change in
  accounting principle......................   $ 1,488    $(2,605)   $(2,330)
                                             ---------- ---------- ----------
Denominator for basic income (loss) per share:
  Weighted-average shares outstanding ......     7,074      6,813      6,854
                                             ---------- ---------- ----------
Shares used in basic per share calculation..     7,074      6,813      6,854

Effect of dilutive securities:
    Employee stock options..................       105         --         --
                                             ---------- ---------- ----------
Denominator for diluted income (loss)
    per share...............................     7,179      6,813      6,854
                                             ---------- ---------- ----------

Basic income (loss) per share before
  cumulative effect of change in
  accounting principle......................    $ 0.21     $(0.38)    $(0.34)
                                              =========  =========  =========
Diluted income (loss) per share before
  cumulative effect of change in
  accounting principle......................    $ 0.21     $(0.38)    $(0.34)
                                              =========  =========  =========


Net loss available to common shareholders:

Numerator: Net loss.........................   $  (141)   $(2,605)   $(2,330)
                                             ---------- ---------- ----------
Denominator for basic loss per share:
  Weighted-average shares outstanding ......     7,074      6,813      6,854
                                             ---------- ---------- ----------
Shares used in basic per share calculation..     7,074      6,813      6,854

Effect of dilutive securities:
    Employee stock options..................        --         --         --
                                             ---------- ---------- ----------
Denominator for diluted loss per share......     7,074      6,813      6,854
                                             ---------- ---------- ----------

Basic loss per share........................    $(0.02)    $(0.38)    $(0.34)
                                              =========  =========  =========
Diluted loss per share......................    $(0.02)    $(0.38)    $(0.34)
                                              =========  =========  =========

    Stock options to purchase 105,000, 150,000 and 122,000 shares of common stock were outstanding in fiscal 2001, 2000 and 1999, respectively, but were not included in the computation of diluted loss per share because the inclusion of such shares would be anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS:

    In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 amends Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments including standalone instruments, as forward currency exchange contracts and interest rate swaps or embedded derivatives and requires that these instruments be marked-to-market on an ongoing basis. These market value adjustments are to be included either in the income statement or stockholders' equity, depending on the nature of the transaction. The Company is required to adopt SFAS 133 in the first quarter of our fiscal year 2002. The Company does not anticipate that the impact, if any, will be material to the Company's financial statements.

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

    In July 21, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company is currently assessing but have not yet determined the impact SFAS 142 will have on its financial statements.


2. ACCOUNTING CHANGE - REVENUE RECOGNITION:

    In May 2001, the Company changed its accounting method for recognizing revenue on sales with an effective date of June 1, 2000. The Company's selling arrangements may include contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. As a result, effective June 1, 2000, to comply with the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101, the Company recognizes revenue upon shipment and defers recognition of revenue for any amounts subject to acceptance until such acceptance occurs. The amount of revenue deferred is the greater of the fair value of the undelivered element or the contractual agreed to amounts. Prior to June 1, 2000, revenue for all products except royalties was recognized upon shipment of product provided no significant obligations remained and collectability was assured. Provisions for the estimated future cost of warranty and installation were recorded at the time the products were shipped.

    The cumulative effect on prior years of the change in accounting method was a charge of $1.6 million or $0.23 per basic and diluted share.


3. INVENTORIES:

     Inventories are comprised of the following (in thousands):

                                                   May 31,
                                         -------------------------
                                             2001         2000
                                         ------------ ------------
Raw materials and subassemblies.........     $ 4,479      $ 4,164
Work in process.........................       4,779        6,299
Finished goods..........................         867          720
                                         ------------ ------------
                                             $10,125      $11,183
                                         ============ ============

4. PROPERTY AND EQUIPMENT:

    Property and equipment comprise (in thousands):

                                                   May 31,
                                         -------------------------
                                             2001         2000
                                         ------------ ------------
Leasehold improvements..................      $1,418       $1,494
Furniture and fixtures..................       3,037        3,367
Machinery and equipment.................       3,253        3,214
Test equipment..........................       2,189        2,109
                                         ------------ ------------
                                               9,897       10,184
Less accumulated depreciation
  and amortization......................      (7,794)      (7,571)
                                         ------------ ------------
                                              $2,103       $2,613
                                         ============ ============

5. LONG-TERM BANK DEBT:

    Long-term bank debt comprises (in thousands):

                                                            May 31,
                                                    ------------------------
                                                         2001         2000
                                                    ------------ -----------
Various notes payable to Japanese banks, denominated
  in Japanese Yen, bearing interest at 1.3% to 1.9%
  per annum. These notes were payable in monthly
  principal installments of $1,000 to $7,000 plus
  accrued interest, maturing through November 2003
  and were collateralized by accounts receivable......     $ --        $440

Less current portion.................................        --        (143)
                                                     ------------ -----------
                                                           $ --        $297
                                                     ============ ===========

    The long-term bank debt was fully paid off during fiscal 2001.


6. ACCRUED EXPENSES:

    Accrued expenses comprise (in thousands):

                                                   May 31,
                                         -------------------------
                                             2001         2000
                                         ------------ ------------
Payroll related.........................      $  557       $  854
Commissions and bonuses.................         843          536
Warranty................................         479          346
Other...................................       1,457        1,137
                                         ------------ ------------
                                              $3,336       $2,873
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

    Minimum annual rentals payable under operating leases in each of the next five fiscal years and thereafter are as follows (in thousands):

2002....................................        $909
2003....................................         929
2004....................................         945
2005....................................         756
2006 and thereafter.....................       3,725

    Rental expense for the years ended May 31, 2001, 2000 and 1999 was approximately $977,000, $1,275,000 and $1,029,000, respectively.

    At May 31, 2001, the Company has a $50,000 certificate of deposit held by a financial institution representing a security deposit for its United States manufacturing office and facilities lease.


8. CAPITAL STOCK:

PREFERRED STOCK:

    The Board of Directors is authorized to determine the rights of the preferred shareholders.

STOCK OPTIONS:

    The Company has reserved 1,215,708 shares of common stock for issuance to employees and consultants under its two stock option plans. Both plans provide that qualified options be granted at an exercise price equal to the fair market value at the date of grant, as determined by the Board of Directors (85% of fair market value in the case of non-statutory options and purchase rights and 110% of fair market value in certain circumstances). Options generally expire within seven years from date of grant. Most options become exercisable in increments over a four-year period from the date of grant. Options to purchase approximately 376,857 shares were exercisable at May 31, 2001.

    Activity under the Company's stock option plans was as follows (in thousands, except per share data):

                                                     Outstanding Options
                                          --------------------------------------
                                           Number
                               Available     of
                                Shares     Shares     Price per Share    Total
                               ---------  -------- -------------------- --------
Balances, June 1, 1998........      440       816   $3.25   --  $17.00   $4,106

  Options granted.............     (257)      257   $4.25   --   $6.63    1,488
  Options terminated..........      103      (103)  $3.25   --   $7.50     (462)
  Options exercised...........       --       (49)  $3.25   --   $4.00     (172)
  1986 Plan expiration........      (71)       --                            --
                               ---------  --------                      --------
Balances, May 31, 1999........      215       921   $3.25   --  $17.00    4,960

  Additional shares reserved..      300        --                           --
  Options granted.............     (369)      369   $3.88   --   $6.75    1,780
  Options terminated..........      171      (171)  $3.25   --  $17.00   (1,107)
  Options exercised...........       --      (140)  $3.25   --   $8.88     (513)
  1986 Plan expiration........      (32)       --                            --
                               ---------  --------                      --------
Balances, May 31, 2000........      285       979   $3.25   --  $17.00    5,120

  Additional shares reserved..      300        --                           --
  Options granted.............     (652)      652   $4.00   --   $6.75    3,618
  Options terminated..........      275      (275)  $3.75   --  $17.00   (1,616)
  Options exercised...........       --      (252)  $3.875  --   $6.187  (1,040)
  1986 Plan expiration........      (96)       --                            --
                               ---------  --------                      --------
Balances, May 31, 2001........      112     1,104   $3.25   --  $17.00   $6,082
                               =========  ========                      ========

    The following information concerning the Company's stock option and employee stock purchase plans is provided in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." The Company accounts for such plans in accordance with APB No. 25 and related Interpretations.

                                                         Year Ended May 31,
                                              ----------------------------------
                                                 2001        2000        1999
                                              ----------  ----------  ----------
                                             (in thousands, except per share data)
Net loss -- as reported......................    $  (141)    $(2,605)    $(2,330)
Net loss -- pro forma........................    $(1,363)    $(3,133)    $(2,783)
Net loss per share -- as reported:
  Basic......................................    $ (0.02)    $ (0.38)    $ (0.34)
  Diluted....................................    $ (0.02)    $ (0.38)    $ (0.34)
Net loss per share -- pro forma:
  Basic......................................    $ (0.19)    $ (0.46)    $ (0.41)
  Diluted....................................    $ (0.19)    $ (0.46)    $ (0.41)


    The above pro forma effects on loss may not be representative of the effects on net income (loss) for future years as option grants typically vest over several years and additional options are generally granted each year.

    The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

                                                Year Ended May 31,
                                       ----------------------------------
                                          2001        2000        1999
                                       ----------  ----------  ----------
Risk-free Interest Rates.............    4.56%       6.25%       4.40%
Expected Life........................  5 years     5 years     5 years
Volatility...........................    1.015       0.70        0.70
Dividend Yield.......................     --          --          --


    The pro forma weighted average expected life was calculated based on the exercise behavior. The pro forma weighted average fair value of those options granted in 2001, 2000 and 1999 was $4.30, $5.23 and $5.73, respectively.

    The following table summarizes information with respect to stock options at May 31, 2001:

                            Options Outstanding              Options Exercisable
                     -----------------------------------  -----------------------
                                   Weighted
                        Number      Average    Weighted      Number     Weighted
                     Outstanding   Remaining   Average    Exercisable   Average
      Range of            at      Contractual  Exercise        at       Exercise
  Exercise Prices    May 31, 2001 Life (Years)  Price     May 31, 2001   Price
-------------------- ------------ ----------- ----------  ------------ ----------
       $3.8750           125,001        3.08    $3.8750        66,917    $3.8750
       $4.0000            57,000        6.98    $4.0000             0    $4.0000
       $4.2500            37,500        5.23    $4.2500        13,530    $4.2500
       $4.2625            25,000        3.08    $4.2625        11,979    $4.2625
       $4.4000            20,000        6.98    $4.4000             0    $4.4000
       $4.6000            82,000        6.90    $4.6000         1,706    $4.6000
       $5.0000             5,500        3.64    $5.0000         1,832    $5.0000
       $5.0625            24,917        3.39    $5.0625        18,869    $5.0625
       $5.2500            81,552        6.57    $5.2500         8,655    $5.2500
       $5.3750           100,000        2.81    $5.3750        54,166    $5.3750
       $6.0000           182,959        4.15    $6.0000        48,268    $6.0000
       $6.1250            51,345        2.03    $6.1250        37,253    $6.1250
       $6.1875             5,500        1.90    $6.1875         4,238    $6.1875
       $6.2500           135,625        5.75    $6.2500        26,538    $6.2500
       $6.6000            30,000        4.00    $6.6000         6,875    $6.6000
       $6.6250            10,750        2.66    $6.6250         6,997    $6.6250
       $6.6880             6,609        1.60    $6.6880         5,545    $6.6880
       $6.7375            20,000        2.03    $6.7375        14,583    $6.7375
       $6.7500            71,750        3.87    $6.7500        19,060    $6.7500
       $7.5000            20,000        1.05    $7.5000        19,580    $7.5000
       $8.2500             5,000        1.05    $8.2500         4,895    $8.2500
      $17.0000             6,000        1.38   $17.0000         5,371   $17.0000
                     ------------                         ------------
  $3.8750 - 17.0000     1,104,008       4.39    $5.5094       376,857    $5.7346
                     ============                         ============

9.  EMPLOYEE BENEFIT PLANS:

EMPLOYEE STOCK BONUS PLAN:

    The Company has a noncontributory, trusteed employee stock bonus plan for full-time employees who have completed three consecutive months of service and for part-time employees who have completed one year of service and have attained an age of 21. The Company can contribute either shares of the Company's stock or cash to the plan. The contribution is determined annually by the Company and cannot exceed 15% of the annual aggregate salaries of those employees eligible for participation in the plan. Individuals' account balances vest at a rate of 25% per year commencing upon completion of three years of service. Non-vested balances, which are forfeited, are allocated to the remaining employees in the plan. Contributions made to the plan during fiscal 2001, 2000 and 1999 were $225,000, $60,000 and $60,000, respectively.

401(K) PLAN:

    The Company maintains a 401(k) profit-sharing plan for its full-time employees who have completed three consecutive months of service and for part-time employees who have completed one year of service and have attained an age of 21. Each participant in the plan may elect to contribute from 1% to 20% of their annual salary to the plan, subject to certain limitations. The Company, at its discretion, may make an annual contribution to the plan. The Company did not make any contributions to the plan during fiscal 2001, 2000 and 1999.

EMPLOYEE STOCK PURCHASE PLAN:

    The Company's Board of Directors adopted the 1997 Employee Stock Purchase Plan in June 1997. A total of 300,000 shares of Common Stock have been reserved for issuance under the plan. The plan has consecutive, overlapping, twenty-four month offering periods. The offering periods generally begin on the first trading day on or after April 1 and October 1 each year, except that the first such offering period commenced with the effectiveness of the Company's initial public offering and ended on the last trading day on or before March 31, 1999. Shares are purchased through employee payroll deductions at exercise prices equal to 85% of the lesser of the fair market value of the Company's Common Stock at either the first day of an offering period or the last day of such offering period. If a participant's rights to purchase stock under all employee stock purchase plans of the Company accrue at a rate which exceeds $25,000 worth of stock for a calendar year, such participant may not be granted an option to purchase stock under the 1997 Employee Stock Purchase Plan. To date, 156,122 shares have been issued under the plan.


10.  STOCKHOLDER RIGHTS PLAN:

    The Company's Board of Directors adopted a Stockholder Rights Plan on March 5, 2001, under which a dividend of one right to purchase one one-thousandth of a share of the Company's Series A Participating Preferred Stock was distributed for each outstanding share of the Company's Common Stock.
The plan entitles each Right holders to purchase 1/1000th of a shares of the Company's Series A Participating Preferred Stock at an exercise price of $35.00, subject to adjustment, in certain events, such as a tender offer to acquire 20% or more of the Company's outstanding common stock. Under some circumstances, such as a person or group acquires 20% or more of the Company's common stock prior to redemption of the Rights, the plan entitles such holders (other than an acquiring party) to purchase the Company's common stock having a market value at that time of twice the Right's exercise price. The Rights expire on April 3, 2010.


11.  INCOME TAXES:

    Domestic and foreign components of pretax income (loss) are as follows (in thousands):

                                            Year Ended May 31,
                                   --------------------------------------
                                        2001         2000         1999
                                   ------------ ------------ ------------
Domestic..........................      $3,145      $(3,282)     $(1,865)
Foreign...........................        (611)        (439)      (1,142)
                                   ------------ ------------ ------------
                                        $2,534      $(3,721)     $(3,007)
                                   ============ ============ ============

    The provision (benefit) for income taxes consists of the following (in thousands):

                                            Year Ended May 31,
                                   --------------------------------------
                                       2001          2000         1999
                                   ------------ ------------ ------------
Federal income taxes:
  Current.........................      $  983      $(1,190)       $(294)
  Deferred........................          --           --         (263)
State income taxes:
  Current.........................          49           18           33
  Deferred........................          --           --         (193)
Foreign income taxes:
  Current.........................          14           56           40
                                   ------------ ------------ ------------
                                        $1,046      $(1,116)       $(677)
                                   ============ ============ ============

    The components of the net deferred tax asset (liability) are as follows (in thousands):

                                                           May 31,
                                                -------------------------
                                                    2001          2000
                                                ------------ ------------
  Net operating losses.....................          $1,892       $2,202
  Credit carryforwards.....................             421          269
  Inventory reserves.......................           1,496        1,474
  Reserves and accruals....................             423          271
  Other....................................             764          609
                                                ------------ ------------
                                                      4,996        4,825

Less valuation allowance...................          (3,383)      (3,212)
                                                ------------ ------------
Net deferred tax asset.....................          $1,613       $1,613
                                                ============ ============

    The Company's effective tax rate differs from the U.S. federal statutory tax rate, as follows:

                                            Year Ended May 31,
                                   --------------------------------------
                                       2001          2000         1999
                                   ------------ ------------ ------------
U.S. Federal statutory tax rate...       34.0%       (34.0)%      (34.0)%
State taxes, net of federal tax
  effect..........................        1.3         (4.3)        (4.6)
Other.............................       (2.2)         2.7          3.1
Foreign earnings not currently
  benefited.......................        8.2          4.1         13.0
Change in valuation allowance.....         --          1.5           --
                                   ------------ ------------ ------------
Effective tax rate................       41.3%       (30.0)%      (22.5)%
                                   ============ ============ ============

    At May 31, 2001, the Company has state tax credit carryforwards of approximately $638,000. These carryforwards may be subject to certain limitations on annual utilization in case of a change in ownership, as defined by tax law.

    Foreign net operating loss carryforwards of approximately $4.4 million are available to reduce future foreign taxable income and expire through 2006 if not utilized. A valuation allowance has been provided for the deferred tax assets of the Japanese subsidiary as management does not believe that it is more likely than not that the tax assets will be realized, due to the subsidiary's history of losses.


12.  OTHER INCOME (EXPENSE), NET:

    Other income (expense), net comprises the following (in thousands):

                                            Year Ended May 31,
                                   --------------------------------------
                                       2001         2000         1999
                                   ------------ ------------ ------------
Foreign exchange gain (loss)......       $(238)        $371         $339
Other, net........................         336          127          102
                                   ------------ ------------ ------------
                                         $  98         $498         $441
                                   ============ ============ ============

13.  SEGMENT INFORMATION:

    The Company operates in one industry segment. The Company is engaged in the design, manufacture, marketing and servicing of test and burn-in equipment used in the semiconductor manufacturing industry.

    The Company develops, manufactures and sells systems to semiconductor manufacturers and operates in one operating segment. The following presents information about the Company's operations in different geographic areas (in thousands):

                                    United                        Adjust-
                                    States     Asia     Europe     ments     Total
                                   --------- --------- --------- --------- ---------
1999:
  Net sales......................   $15,233    $2,185    $3,059   $(2,331)  $18,146
  Portion of U.S. net sales
    from export sales............     9,531       --        --        --      9,531
  Income (loss) from operations..    (3,213)   (1,484)       90       (25)   (4,632)
  Identifiable assets............    45,582     1,995     1,732    (8,122)   41,187
  Long-lived assets..............     1,340       499        97       --      1,936

2000:
  Net sales......................   $21,622    $3,248    $2,332   $(2,697)  $24,505
  Portion of U.S. net sales
    from export sales............    15,090       --        --        --     15,090
  Income (loss) from operations..    (4,501)     (840)       53        95    (5,193)
  Identifiable assets............    46,579     3,267       912   (10,029)   40,729
  Long-lived assets..............     2,074       474        65       --      2,613

2001:
  Net sales......................   $28,176    $4,048    $1,730   $(2,915)  $31,039
  Portion of U.S. net sales
    from export sales............    15,934       --        --        --     15,934
  Income (loss) from operations..     1,864      (410)      (33)       51     1,472
  Identifiable assets............    46,397     2,206       863    (9,874)   39,592
  Long-lived assets..............     1,740       328        35       --      2,103


    The Company's foreign operations are primarily those of its Japanese, German and Taiwanese subsidiaries. Substantially all of the sales of the subsidiaries are made to unaffiliated Japanese or European customers. Net sales and income (loss) from operations from outside the United States include the operating results of Aehr Test Systems Japan K.K. and Aehr Test Systems GmbH. Adjustments consist of intercompany eliminations. Identifiable assets are all assets identified with operations in each geographic area.

SELECTED QUARTERLY DATA (UNAUDITED)

        As discussed in Note 1 to the consolidated financial statements, the Company adopted a change in accounting principle related to SAB 101, Revenue Recognition in Financial Statements, in the quarter ended May 31, 2001, retroactive to the beginning of fiscal year 2001. The retroactive application of this change resulted in a cumulative effect of $1,629,000 in the first quarter of 2001 as well as a change to the presentation of historical 2001 quarterly results of operations.

        The following table (presented in thousands, except per share data) sets forth selected unaudited consolidated statements of operations data for each of the four quarters of the fiscal years ended May 31, 2001 and May 31, 2000. The unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in the Company's opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period and should be read in conjunction with the audited consolidated financial statements of the Company's and the notes thereto included elsewhere herein.

                                                       Three Months Ended
                                         ------------------------------------------
                                         Aug. 31,   Nov. 30,   Feb. 29,    May 31,
                                           1999       1999       2000       2000
                                         ---------  ---------  ---------  ---------
Net sales...............................   $4,356     $6,294     $6,644     $7,211
Gross profit............................   $1,149     $1,337     $2,276     $2,476
Net loss................................   $ (768)    $ (736)    $ (678)    $ (423)
Net loss per share (basic)..............   $(0.11)    $(0.11)    $(0.10)    $(0.06)
Net loss per share (diluted)............   $(0.11)    $(0.11)    $(0.10)    $(0.06)


                                                       Three Months Ended
                                         ------------------------------------------
                                         Aug. 31,   Nov. 30,   Feb. 28,    May 31,
                                           2000       2000       2001       2001
                                        (Restated) (Restated) (Restated)
                                         ---------  ---------  ---------  ---------
Net sales...............................  $ 8,706    $ 8,958    $ 9,008    $ 4,367
Gross profit............................  $ 3,386    $ 3,386    $ 4,070    $ 2,274
Income before cumulative effect
  of change in accounting principle.....  $   164    $   280    $ 1,025    $    19
Cumulative effect of change in
  accounting principle..................  $(1,629)   $    --    $    --    $    --
Net income (loss).......................  $(1,465)   $   280    $ 1,025    $    19
Net income (loss) per share (basic).....  $ (0.21)   $  0.04    $  0.14    $  0.00
Net income (loss) per share (diluted)...  $ (0.21)   $  0.04    $  0.14    $  0.00


        The figures for August 31, 2000, November 30, 2000 and February 28, 2001 are restated for the impact of the adoption of SAB 101.

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


                                   PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   The following documents are filed as part of this Report:

1. Financial Statements

   Report of Independent Accountants

   Consolidated Balance Sheets at May 31, 2001 and 2000

   Consolidated Statements of Operations for the years ended May 31, 2001,
    2000 and 1999

   Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended May 31, 2001, 2000 and 1999

   Consolidated Statements of Cash Flows for the years ended May 31, 2001,
    2000 and 1999

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

                                                                SCHEDULE II

                      AEHR TEST SYSTEMS AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                (IN THOUSANDS)

                                       Additions
                           Balance at  Charged to               Balance
                           beginning   costs and                 at end
                            of year     expenses   Deductions   of year
                           ----------  ----------  ----------  ----------
Allowance for doubtful
   accounts receivable:

     May 31, 2001               $150         $--         $15        $135
                           ==========  ==========  ==========  ==========

     May 31, 2000               $125         $33          $8        $150
                           ==========  ==========  ==========  ==========

     May 31, 1999               $260         $22        $157        $125
                           ==========  ==========  ==========  ==========



(b) Reports on Form 8-K.

     The Company filed a Form 8-K on March 5, 2001 reporting that on March 5, 2001, the Company issued a press release announcing that the Board of Directors of the Company had approved the adoption of a Preferred Shares Rights Agreement. The Company filed a Form 8-K on March 28, 2001 reporting certain immaterial changes in the Preferred Shares Rights Agreement dated March 5, 2001.

3.  Exhibits

The following exhibits are filed as part of or incorporated by reference into this Report:

Exhibit
  No.                                Description
-------    ------------------------------------------------------------------

  3.1+     Restated Articles of Incorporation of Registrant.
  3.2+     Bylaws of Registrant.
  4.1++    Form of Common Stock certificate.
 10.1+     Amended 1986 Incentive Stock Plan and form of agreement
           thereunder.
 10.2++ 1996 Stock Option Plan (as amended and restated) and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder.
 10.3++ 1997 Employee Stock Purchase Plan and form of subscription agreement thereunder.
 10.4++ Form of Indemnification Agreement entered into between Registrant and its directors and executive officers.
 10.5+ Capital Stock Purchase Agreement dated September 11, 1979 between Registrant and certain holders of Common Stock.
 10.6+ Capital Stock Investment Agreement dated April 12, 1984 between Registrant and certain holders of Common Stock.
 10.7+ Amendment dated September 17, 1985 to Capital Stock Purchase Agreement dated April 12, 1984 between Registrant and certain holders of Common Stock.
 10.8+ Amendment dated February 26, 1990 to Capital Stock Purchase Agreement dated April 12, 1984 between Registrant and certain holders of Common Stock.
 10.9+ Stock Purchase Agreement dated September 18, 1985 between Registrant and certain holders of Common Stock.
 10.10+ Common Stock Purchase Agreement dated February 26, 1990 between Registrant and certain holders of Common Stock.
 10.11+ Lease dated May 14, 1991 for facilities located at 1667 Plymouth Street, Mountain View, California.
 10.12+++ Lease dated August 3, 1999 for facilities located at Building C, 400 Kato Terrace, Fremont, California.
 10.13++++ Preferred Shares Rights Agreement dated March 5, 2001.
 10.14     Form of Change of Control Agreement.
 11.1++    Computations of Net Income (Loss) Per Share.
 21.1+     Subsidiaries of the Company.
 23.1      Consent of Independent Accountants.
 24.1      Power of Attorney (see page 49).


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

++++ Incorporated by reference to the Exhibit No. 4.1 previously filed with the Company's Current Report on Form 8-K dated March 27, 2001 (File No. 000-22893).

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 28, 2001
                                AEHR TEST SYSTEMS

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

        Signature                          Title                     Date
--------------------------  -----------------------------------  ---------------
                             Chief Executive Officer             August 28, 2001
                              and Chairman of the
/s/ RHEA J. POSEDEL           Board of Directors
--------------------------    (Principal Executive Officer)
    Rhea J. Posedel
                             Vice President of Finance           August 28, 2001
                              and Chief Financial Officer
/s/ GARY L. LARSON            (Principal Financial and
--------------------------     Accounting Officer)
    Gary L. Larson


/s/ ROBERT R. ANDERSON       Director                            August 28, 2001
--------------------------
    Robert R. Anderson


/s/ WILLIAM W. R. ELDER      Director                            August 28, 2001
--------------------------
    William W. R. Elder


/s/ MUKESH PATEL             Director                            August 28, 2001
--------------------------
    Mukesh Patel


/s/ MARIO M. ROSATI          Director                            August 28, 2001
--------------------------
    Mario M. Rosati