Form 10-Q
period 2001-08-31
AEHR TEST SYSTEMS
filed 2001-10-12
CIK 1040470

                                    FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 2001.

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

     Number of shares of Common Stock, $0.01 par value, outstanding at August 31, 2001 was 7,128,811.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED AUGUST 31, 2001

                                      INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
               August 31, 2001 and May 31, 2001 . . . . . . . . . . . .   3

          Condensed Consolidated Statements of Operations for the three
               months ended August 31, 2001 and 2000. . . . . . . . . .   4

          Condensed Consolidated Statements of Cash Flows for the
               three months ended August 31, 2001 and 2000. . . . . . .   5

          Notes to Condensed Consolidated Financial Statements. . . . .   6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations. . . . . . . . . . . . . . . .  10

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risks. .  18

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . .  19

ITEM 2.  Changes in Securities and Use of Proceeds  . . . . . . . . . .  19

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

                            PART I.  FINANCIAL STATEMENTS

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                  AEHR TEST SYSTEMS
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except per share data)

                                                  August 31,    May 31,
                                                     2001        2001
                                                 (unaudited)
                                                 -----------  -----------
                        ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . .    $ 9,678      $10,391
  Short-term investments. . . . . . . . . . . . .      5,853        3,764
  Accounts receivable . . . . . . . . . . . . . .      3,196        5,751
  Inventories . . . . . . . . . . . . . . . . . .      9,730       10,125
  Prepaid expenses and other. . . . . . . . . . .      3,544        3,321
                                                 -----------  -----------
    Total current assets  . . . . . . . . . . . .     32,001       33,352

Property and equipment, net . . . . . . . . . . .      1,980        2,103
Long-term investments . . . . . . . . . . . . . .      1,743        2,267
Other assets, net . . . . . . . . . . . . . . . .      1,934        1,870
                                                 -----------  -----------
    Total assets  . . . . . . . . . . . . . . . .    $37,658      $39,592
                                                 ===========  ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . .    $   591      $ 1,213
  Accrued expenses. . . . . . . . . . . . . . . .      2,571        3,336
  Deferred revenue. . . . . . . . . . . . . . . .         51           51
                                                 -----------  -----------
    Total current liabilities . . . . . . . . . .      3,213        4,600

Deferred revenue. . . . . . . . . . . . . . . . .         39           39
Deferred lease commitment . . . . . . . . . . . .        168          146
                                                 -----------  -----------
    Total liabilities . . . . . . . . . . . . . .      3,420        4,785
                                                 -----------  -----------
Shareholders' equity:
  Common stock, $.01 par value:
    Issued and outstanding: 7,129 shares and
    7,116 shares at August 31, 2001 and
    May 31, 2001, respectively. . . . . . . . . .         71           71
  Additional paid-in capital. . . . . . . . . . .     36,182       36,134
  Notes receivable from shareholders. . . . . . .        (84)         (84)
  Net unrealized gain on investments. . . . . . .         26           19
  Cumulative translation adjustment . . . . . . .      1,478        1,468
  Accumulated deficit . . . . . . . . . . . . . .     (3,435)      (2,801)
                                                 -----------  -----------
    Total shareholders' equity  . . . . . . . . .     34,238       34,807
                                                 -----------  -----------
    Total liabilities and shareholders' equity. .    $37,658      $39,592
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

                                      AEHR TEST SYSTEMS
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (in thousands, except per share data)
                                         (Unaudited)

                                                 Three Months Ended
                                                     August 31,
                                               ----------------------
                                                   2001        2000
                                               ----------  ----------
Net sales. . . . . . . . . . . . . . . . . . .    $ 2,805     $ 8,706
Cost of sales. . . . . . . . . . . . . . . . .      1,410       5,320
                                               ----------  ----------
Gross profit . . . . . . . . . . . . . . . . .      1,395       3,386
                                               ----------  ----------
Operating expenses:
  Selling, general and administrative. . . . .      1,631       2,018
  Research and development . . . . . . . . . .        966       1,252
                                               ----------  ----------
      Total operating expenses . . . . . . . .      2,597       3,270
                                               ----------  ----------
Income (loss) from operations. . . . . . . . .     (1,202)        116

Interest income. . . . . . . . . . . . . . . .        168         233
Interest expense . . . . . . . . . . . . . . .         --          (3)
Other income, net  . . . . . . . . . . . . . .        101          --
                                               ----------  ----------
Income (loss) before income taxes. . . . . . .       (933)        346

Income tax expense (benefit) . . . . . . . . .       (299)        182
                                               ----------  ----------
Income (loss) before cumulative effect of
  change in accounting principle . . . . . . .       (634)        164

Cumulative effect of change in accounting
  principle - net of tax . . . . . . . . . . .         --      (1,629)
                                               ----------  ----------
Net loss . . . . . . . . . . . . . . . . . . .       (634)     (1,465)
                                               ----------  ----------
Other comprehensive income (loss), net of tax:
  Foreign currency translation
    adjustments income (expense) . . . . . . .         10         (49)
  Unrealized holding gains arising
    during period. . . . . . . . . . . . . . .          5           5
                                               ----------  ----------
Comprehensive loss . . . . . . . . . . . . . .    $  (619)    $(1,509)
                                               ==========  ==========

Net loss per share (basic) . . . . . . . . . .    $ (0.09)    $ (0.21)
Net loss per share (diluted) . . . . . . . . .    $ (0.09)    $ (0.21)

Shares used in per share calculation:
  Basic. . . . . . . . . . . . . . . . . . . .      7,123       6,964
  Diluted. . . . . . . . . . . . . . . . . . .      7,123       6,964


                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                                  AEHR TEST SYSTEMS
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                      (Unaudited)

                                                     Three Months Ended
                                                         August 31,
                                                   ----------------------
                                                      2001        2000
                                                   ----------  ----------
Cash flows from operating activities:
  Net loss......................................       $ (634)    $(1,465)
  Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
    Cumulative effect of change in
      accounting principle......................           --       1,629
    Provision for doubtful accounts.............          (18)         23
    Depreciation and amortization...............          361         154
    Deferred income taxes.......................           (4)         96
    Changes in operating assets and liabilities:
      Accounts receivable.......................        2,590      (1,493)
      Inventories...............................          211         661
      Accounts payable..........................         (463)     (1,322)
      Accrued expenses and deferred revenue.....         (781)        425
      Deferred lease commitment.................           22          27
      Other current assets......................         (231)         (5)
                                                   ----------  ----------
        Net cash provided by (used in)
          operating activities..................        1,053      (1,270)
                                                   ----------  ----------
Cash flows from investing activities:
    (Increase) decrease in short-
      term investments..........................       (2,089)      1,883
    Decrease in long-term investments...........          531         585
    Additions to property and equipment.........         (229)        (17)
    Increase in other assets....................          (61)        (65)
                                                   ----------  ----------
        Net cash provided by (used in)
          investing activities..................       (1,848)      2,386
                                                   ----------  ----------
Cash flows from financing activities:
    Long-term debt and capital lease
      principal payments........................           --         (37)
    Proceeds from issuance of common stock
      and exercise of stock options.............           52         429
    Repurchase of common stock..................           (4)         --
                                                   ----------  ----------
        Net cash provided by
          financing activities..................           48         392
                                                   ----------  ----------

Effect of exchange rates on cash................           34        (113)
                                                   ----------  ----------
        Net increase (decrease) in cash and
          cash equivalents......................         (713)      1,395

Cash and cash equivalents, beginning of period..       10,391       8,323
                                                   ----------  ----------
Cash and cash equivalents, end of period........       $9,678      $9,718
                                                   ==========  ==========

                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                               AEHR TEST SYSTEMS
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED AUGUST 31, 2001
                                  (UNAUDITED)

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

    UNAUDITED INTERIM FINANCIAL DATA. In the opinion of management, the unaudited consolidated financial statements for the interim periods presented reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the consolidated financial position and results of operations as of and for such periods indicated. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2001. Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

2.  EARNINGS PER SHARE

        EARNINGS PER SHARE. Earnings per share is computed based on the weighted average number of common and common equivalent shares (common stock options and warrants) outstanding, when diluted, during each period using the treasury stock method.

                                                      Three Months Ended
                                                          August 31,
                                                    ----------  ----------
                                                       2001        2000
                                                    ----------  ----------
                                           (in thousands, except per share amounts)
                                                          (unaudited)
Income (loss) available to common
shareholders before cumulative effect
of change in accounting principle:

Numerator: Income (loss) before
  cumulative effect of change in
  accounting principle.............................     $ (634)    $   164
                                                    ----------  ----------
Denominator for basic income (loss) per share:
  Weighted-average shares outstanding .............      7,123       6,964
                                                    ----------  ----------
Shares used in basic per share calculation.........      7,123       6,964

Effect of dilutive securities:
    Employee stock options.........................         --         272
                                                    ----------  ----------
Denominator for diluted income (loss)
    per share......................................      7,123       7,236
                                                    ----------  ----------

Basic income (loss) per share before
  cumulative effect of change in
  accounting principle.............................     $(0.09)    $  0.02
                                                    ==========  ==========
Diluted income (loss) per share before
  cumulative effect of change in
  accounting principle.............................     $(0.09)    $  0.02
                                                    ==========  ==========


Net loss available to common shareholders:

Numerator: Net loss................................     $ (634)    $(1,465)
                                                    ----------  ----------
Denominator for basic loss per share:
  Weighted-average shares outstanding .............      7,123       6,964
                                                    ----------  ----------
Shares used in basic per share calculation.........      7,123       6,964

Effect of dilutive securities:
    Employee stock options.........................         --          --
                                                    ----------  ----------
Denominator for diluted loss per share.............      7,123       6,964
                                                    ----------  ----------

Basic loss per share...............................     $(0.09)    $ (0.21)
                                                    ==========  ==========
Diluted loss per share.............................     $(0.09)    $ (0.21)
                                                    ==========  ==========

3.  INVENTORIES

Inventories are comprised of the following (in thousands):

                                      August 31,     May 31,
                                         2001         2001
                                     (unaudited)
                                     -----------  -----------
Raw materials and subassemblies          $4,378     $ 4,479
Work in process                           4,986       4,779
Finished goods                              366         867
                                     -----------  -----------
                                         $9,730     $10,125
                                     ===========  ===========

4.  SEGMENT INFORMATION:

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

                                    United                        Adjust-
                                    States     Asia     Europe     ments     Total
                                   --------- --------- --------- --------- ---------
Three months ended August 31, 2001:
  Net sales......................   $ 2,421    $  126    $  301   $   (43)  $ 2,805
  Portion of U.S. net sales
    from export sales............     1,201        --        --        --     1,201
  Income (loss) from operations..    (1,110)     (233)       81        60    (1,202)
  Identifiable assets............    44,560     1,803       869    (9,574)   37,658
  Long-lived assets..............     1,623       326        31        --     1,980

2001:
  Net sales......................   $28,176    $4,048    $1,730   $(2,915)  $31,039
  Portion of U.S. net sales
    from export sales............    15,934        --        --        --    15,934
  Income (loss) from operations..     1,864      (410)      (33)       51     1,472
  Identifiable assets............    46,397     2,206       863    (9,874)   39,592
  Long-lived assets..............     1,740       328        35        --     2,103


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


5.  RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137 ("SFA" 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 amends Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments including standalone instruments, as forward currency exchange contracts and interest rate swaps or embedded derivatives and requires that these instruments be marked-to-market on an ongoing basis. These market value adjustments are to be included either in the income statement or stockholders' equity, depending on the nature of the transaction. The Company adopted the provisions of SFAS 133 as of the required effective date. The adoption of the SFAS 133 did not have a material effect on the Company's financial position or results of operations.

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company adopted the provisions of SFAS 141 as of the required effective date. The adoption of the SFAS 141 did not have any effect on the Company's financial position or results of operations.

    In July 21, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company is currently assessing, but has not yet determined, the impact SFAS 142 will have on its financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto included herein. The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results of operations may differ materially from those anticipated in such forward-looking statements as a result of certain factors set forth under "Factors That May Affect Future Results of Operations." The forward-looking statements contained herein are made as of the date hereof, and the Company assumes no obligation to update such forward-looking statements or to update reasons actual results could differ materially from those anticipated in such forward-looking statements.

RESULTS OF OPERATIONS

    The following table sets forth items in the Company's Consolidated Statements of Operations as a percentage of net sales for the periods indicated.

                                             Three Months Ended
                                                 August 31,
                                           ---------------------
                                               2001       2000
                                           ---------- ----------
Net sales. . . . . . . . . . . . . . . . .     100.0 %    100.0 %
Cost of sales. . . . . . . . . . . . . . .      50.3       61.1
                                           ---------- ----------
Gross profit . . . . . . . . . . . . . . .      49.7       38.9
                                           ---------- ----------
Operating expenses:
  Selling, general and administrative. . .      58.1       23.2
  Research and development . . . . . . . .      34.4       14.4
                                           ---------- ----------
          Total operating expenses . . . .      92.5       37.6
                                           ---------- ----------
Income (loss) from operations. . . . . . .     (42.8)       1.3

Interest income. . . . . . . . . . . . . .       5.9        2.7
Interest expense . . . . . . . . . . . . .        --         --
Other income net . . . . . . . . . . . . .       3.6         --
                                           ---------- ----------
Income (loss) before income taxes. . . . .     (33.3)       4.0

Income tax expense (benefit) . . . . . . .     (10.7)       2.1
                                           ---------- ----------

Income (loss) before cumulative effect of
  change in accounting principle . . . . .     (22.6)       1.9

Cumulative effect of change in accounting
  principle - net of tax . . . . . . . . .        --      (18.7)
                                           ---------- ----------
Net loss. . . . . . . . . . . .. . . . . .     (22.6)%    (16.8)%
                                           ========== ==========

THREE MONTHS ENDED AUGUST 31, 2001 COMPARED TO THREE MONTHS ENDED AUGUST 31,
2000

    NET SALES. Net sales consist primarily of sales of systems, die carriers, test fixtures, upgrades and spare parts and revenues from service contracts. The Company recognizes revenue upon shipment and defers recognition of revenue for any amounts subject to acceptance until such acceptance occurs. The amount of revenue deferred is the greater of the fair value of the undelivered element or the contractual agreed to amounts. Royalty revenue related to Performance Test Boards licensing income is recognized when paid by the licensee. This income is recorded in net sales. Provisions for the estimated future cost of warranty is recorded at the time the products are shipped. Net sales decreased to $2.8 million in the three months ended August 31, 2001 from $8.7 million in the three months ended August 31, 2000, a decrease of 67.8%. The decrease in net sales resulted primarily from decreases in sales of dynamic burn-in products of approximately $3.8 million and MTX products of approximately $2.0 million. The Company anticipates that operating results in the second quarter of fiscal 2002 will be similar to the operating results in the first quarter of fiscal 2002.

    GROSS PROFIT.  Gross profit consists of net sales less cost of sales.
Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit decreased to $1.4 million in the three months ended August 31, 2001 from $3.4 million in the three months ended August 31, 2000, a decrease of 58.8%. Gross profit margin increased to 49.7% in the three months ended August 31, 2001 from 38.9% in the three months ended August 31, 2000. The increase in gross profit margin was primarily the result of a change in product mix, particularly an increase in upgrades and a decrease in systems sold, resulting in lower material costs as a percentage of net sales.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related costs of employees, customer support costs, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses decreased to $1.6 million in the three months ended August 31, 2001 from $2.0 million in the three months ended August 31, 2000, a decrease of 19.2%. The decrease in SG&A expenses was primarily due to decreases in product support expenses and employment related expenses of $146,000 and $95,000, respectively. As a percentage of net sales, SG&A expenses increased to 58.1% in the three months ended August 31, 2001 from 23.2% in the three months ended August 31, 2000, reflecting lower net sales.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses decreased to $966,000 in the three months ended August 31, 2001 from $1.3 million in the three months ended August 31, 2000, a decrease of 22.8%. The decrease in R&D expenses was primarily due to decreases in employment related expenses, facilities expenses and project material expenses of $85,000, $52,000 and $31,000, respectively. As a percentage of net sales, R&D expenses increased to 34.4% in the three months ended August 31, 2001 from 14.4% in the three months ended August 31, 2000, reflecting lower net sales.

    INTEREST INCOME. Interest income decreased to $168,000 in the three months ended August 31, 2001 from $233,000 in the three months ended August 31, 2000, a decrease of 27.9%. The decrease in interest income was primarily related to a lower average rate of return on investments.

    INTEREST EXPENSE. Interest expense was nil in the three months ended August 31, 2001, compared with interest expense of $3,000 in the three months ended August 31, 2000, primarily the result of the full repayment of outstanding debt in the fourth quarter of fiscal 2001.

    OTHER INCOME (EXPENSE), NET. Other income, net was $101,000 in the three months ended August 31, 2001, compared with other income, net of nil in the three months ended August 31, 2000, primarily due to equity income recorded in the three months ended August 31, 2001 related to the Company's 25% ownership in ESA Electronics PTE Ltd.

    INCOME TAX EXPENSE (BENEFIT). Income tax benefit was $299,000 in the three months ended August 31, 2001, compared with income tax expense of $182,000 in the three months ended August 31, 2000. The income tax benefit in the three months ended August 31, 2001 was primarily due to the tax benefit recorded as a result of losses incurred in the Company's U.S. operations. The income tax expense in the three months ended August 31, 2000 was primarily due to the tax expense recorded as a result of income earned in the Company's U.S. operations. Such tax benefit will be carried back to previous fiscal years in which the Company paid taxes when its U.S. operations were profitable. The Company's Japanese subsidiary has experienced significant cumulative losses since fiscal 1993, and thus generated certain net operating losses available to offset future taxes payable in Japan. As a result of the subsidiary's cumulative operating losses, a valuation allowance has been established for the full amount of the subsidiary's net deferred tax assets. The Company's effective income tax rate did not approximate the statutory tax rates of the jurisdictions in which the Company operates primarily because no tax benefit is being recorded for losses in the Company's Japanese subsidiary.


LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary source of liquidity has been the cash flow generated from the Company's August 1997 initial public offering, resulting in net proceeds to the Company of approximately $26.8 million. As of August 31, 2001, the Company had $15.5 million in cash and short-term investments.

    Net cash provided by operating activities was approximately $1.1 million for the three months ended August 31, 2001, and net cash used in operating activities was approximately $1.3 million for the three months ended August 31, 2000. For the three months ended August 31, 2001, net cash provided by operating activities was due primarily to a decrease in accounts receivable of $2.6 million, partially offset by net loss and decreases in accounts payable and accrued expenses. For the three months ended August 31, 2000, net cash used in operating activities was due primarily to an increase in accounts receivable of $1.5 million and a decrease in accounts payable of $1.3 million, partially offset by a decrease in inventory of $661,000 and an increase in accrued expenses and deferred revenue of $425,000.

    Net cash used in investing activities was approximately $1.8 million for the three months ended August 31, 2001, and net cash provided by investing activities was approximately $2.4 million for the three months ended August 31, 2000. Net cash used in investing activities during the three months ended August 31, 2001 was primarily due to the purchase of short-term investments. Net cash provided by investing activities during the three months ended August 31, 2000 was primarily due to the sales of short-term and long-term investments.

    Financing activities provided cash of approximately $48,000 in the three months ended August 31, 2001 and $392,000 in the three months ended August 31, 2000. Net cash provided by financing activities during the three month periods ended August 31, 2001 and August 31, 2000 was primarily due to the proceeds from issuance of common stock and exercise of stock options.

    As of August 31, 2001, the Company had working capital of $28.8 million, compared with $28.8 million as of May 31, 2001. Working capital consists of cash and cash equivalents, short-term cash deposits, accounts receivable, inventory and other current assets, less current liabilities.

    The Company announced in August 1998 that its board of directors had authorized the repurchase of up to 1,000,000 shares of its outstanding common shares. The Company may repurchase the shares in the open market or in privately negotiated transactions, from time to time, subject to market conditions. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase program may be interrupted or discontinued at any time. Any such repurchase of shares, if consummated, may use a portion of the Company's working capital. Through September 24, 2001, the Company had repurchased 434,600 shares at an average price of $4.24. Shares repurchased by the Company are cancelled.

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

    RECENT OPERATING LOSSES. The Company incurred operating losses of $5.2 million and $4.6 million in fiscal 2000 and 1999, respectively. The Company also incurred operating losses of $2.1, $4.2 and $2.4 million in fiscal 1995, 1994 and 1993, respectively. The Company operated profitably from fiscal 1996 to 1998, due to increased net sales that were substantially the result of sales of new products, particularly sales of MTX systems. In fiscal 1998, the Company began to feel an industry slowdown due to uncertainties caused primarily by the financial crisis in Asia and DRAM overcapacity and recorded operating losses in fiscal 1999 and 2000. Although the Company operated profitably in fiscal 2001, a dramatic downturn in the semiconductor equipment industry began in fiscal 2001, resulting in the Company recording significantly lower revenues and operating loss in the first quarter of fiscal 2002. Given the Company's lack of visibility, due to the continued industry downturn, the Company anticipates that the operating results for the second quarter of fiscal 2002 will be similar to those of the first quarter of fiscal 2002.

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

    CUSTOMER CONCENTRATION. Sales to the Company's five largest customers accounted for approximately 58.8%, 64.3% and 62.7% of its net sales in fiscal 2001, 2000 and 1999, respectively. Sales to the Company's five largest customers accounted for approximately 81.0% of its net sales in the three months ended August 31, 2001. During fiscal 2001, Texas Instruments and Formosa Advanced Technologies Co. Ltd. accounted for 25.2% and 12.7% of the Company's net sales, respectively. During fiscal 2000, Texas Instruments, Formosa Advanced Technologies Co. Ltd. and First International Computer Inc. accounted for 22.8%, 19.2% and 13.5% of the Company's net sales, respectively. During fiscal 1999, Infineon (formerly the semiconductor group of Siemens), Texas Instruments and Motorola accounted for 21.9%, 18.1% and 11.9% of the Company's net sales, respectively. No other customers represented more than

10% of the Company's net sales for fiscal 2001, 2000 and 1999. The loss of or reduction or delay in orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect the Company's business, financial condition and operating results.

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

    DEPENDENCE ON INTERNATIONAL SALES AND OPERATIONS. Approximately 60.6%, 73.3% and 72.7% of the Company's net sales for fiscal 2001, 2000 and 1999, respectively, were attributable to sales to customers for delivery outside of the United States. A substantial portion of the Company's sales has been in Asia. Turmoil in the Asian financial markets has resulted, and may result in the future, in dramatic currency devaluations, stock market declines, restriction of available credit and general financial weakness. In addition, DRAM prices have sometimes fallen dramatically, are currently doing so, and will likely do so again in the future. The Company believes that many international semiconductor manufacturers limited capital spending (including the purchase of MTXs) in fiscal 1999, 2001 and early fiscal 2002, and that the uncertainty of the DRAM market may cause some manufacturers in the future to again delay capital spending plans. Such developments could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    INTENSE COMPETITION. In each of the markets it serves, the Company faces competition from established competitors and potential new entrants. New product introductions by the Company's competitors or by new market entrants could cause a decline in sales or loss of market acceptance of the Company's existing products. Increased competitive pressure could also lead to intensified price-based competition, resulting in lower prices that could adversely affect the Company's business, financial condition and operating results. Competing suppliers of burn-in and functional test systems include Ando Corporation, Japan Engineering Company and Reliability Incorporated. In addition, suppliers of memory test equipment, including Advantest Corporation and Teradyne, Inc., may seek to offer competitive parallel test systems in the future. The Company's MAX and ATX monitored and dynamic burn-in systems increasingly have faced and are expected to continue to face severe competition, especially from local, low cost manufacturers and from systems manufacturers that offer higher power dissipation per device under test.
Also, the FOX full wafer contact system is expected to face competition from larger systems manufacturers that have sufficient technological know-how and manufacturing capability. The Company's DiePak products face significant competition. The Company believes that several companies have developed or are developing other products which are intended to enable burn-in and test of bare die. The DiePak products also face severe competition from other alternative test solutions. The Company's test fixture products face numerous competitors. The Company has granted royalty-bearing licenses to several companies to make Performance Test Boards ("PTBs") for use with its MTX systems. Sales of PTBs by licensees result in royalties to the Company but reduce the Company's own sales of PTBs.

    CYCLICALITY OF SEMICONDUCTOR INDUSTRY AND CUSTOMER PURCHASES; RISK OF CANCELLATIONS AND RESCHEDULINGS. The semiconductor and semiconductor equipment industries in general, and the market for DRAMs and other memories in particular, historically have been highly volatile and have experienced periodic downturns and slowdowns. These downturns and slowdowns have adversely affected the Company's operating results in the past and in fiscal 1999, 2000, 2001 and early 2002. A large portion of the Company's net sales are attributable to a few customers and therefore a reduction in purchases by one or more customers could materially adversely affect the Company's financial results. Semiconductor equipment companies may experience a significant rate of cancellations and reschedulings of purchase orders, as was the case in the industry in late 1995, early 1996, 1998 and 2001. There can be no assurance that the Company will not be materially adversely affected by future cancellations and reschedulings.

    DEPENDENCE ON SUBCONTRACTORS; SOLE OR LIMITED SOURCES OF SUPPLY. The Company's MTX, MAX, ATX and FOX systems contain several components, including environmental chambers, power supplies, wafer contactors, signal distribution substrates and certain ICs, which are currently supplied by only one or a limited number of suppliers. The DiePak products include an interconnect substrate which is currently being supplied by one supplier, but the Company is evaluating alternate suppliers for the DiePak substrate. In the event that any significant subcontractor or single source supplier was to become unable or unwilling to continue to manufacture subassemblies, components or parts in required volumes, the Company would have to identify and qualify acceptable replacements. The process of qualifying subcontractors and suppliers could be lengthy, and no assurance can be given that any additional sources would be available to the Company on a timely basis. Any delay, interruption or termination of a supplier relationship could have a material adverse effect on the Company's business, financial condition and operating results.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risks

    The Company considered the provisions of Financial Reporting Release No. 48 "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." The Company has no holdings of derivative financial or commodity instruments at August 31, 2001.

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

    None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

Item 5.  OTHER INFORMATION

    None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                (a) No reports on Form 8-K were filed by the Company during the quarter ended August 31, 2001.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  Aehr Test Systems
                                                    (Registrant)

Date:     October 12, 2001                   /s/  RHEA J. POSEDEL
                                                  ---------------
                                                  Rhea J. Posedel
                                            Chief Executive Officer and
                                         Chairman of the Board of Directors


Date:     October 12, 2001                   /s/  GARY L. LARSON
                                                  --------------
                                                  Gary L. Larson
                                           Vice President of Finance and
                                              Chief Financial Officer