Form 10-Q
period 2001-11-30
AEHR TEST SYSTEMS
filed 2002-01-11
CIK 1040470

                                    FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 2001.

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
     Number of shares of Common Stock, $0.01 par value, outstanding at November 30, 2001 was 7,170,489.

                                      FORM 10-Q

                       FOR THE QUARTER ENDED NOVEMBER 30, 2001

                                       INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
               November 30, 2001 and May 31, 2001 . . . . . . . . . . .   3

          Condensed Consolidated Statements of Operations for the three
               months and six months ended November 30, 2001 and 2000 .   4

          Condensed Consolidated Statements of Cash Flows for the
               six months ended November 30, 2001 and 2000. . . . . . .   5

          Notes to Condensed Consolidated Financial Statements. . . . .   6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations. . . . . . . . . . . . . . . .   9

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risks. .  19

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

                            PART I.  FINANCIAL STATEMENTS

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                  AEHR TEST SYSTEMS
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except per share data)

                                                  November 30,    May 31,
                                                     2001          2001
                                                 (unaudited)
                                                 -----------  -----------
                        ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . .    $ 5,994      $10,391
  Short-term investments. . . . . . . . . . . . .      6,186        3,764
  Accounts receivable . . . . . . . . . . . . . .      4,734        5,751
  Inventories . . . . . . . . . . . . . . . . . .      9,472       10,125
  Prepaid expenses and other. . . . . . . . . . .      3,426        3,321
                                                 -----------  -----------
    Total current assets  . . . . . . . . . . . .     29,812       33,352

Property and equipment, net . . . . . . . . . . .      1,874        2,103
Long-term investments . . . . . . . . . . . . . .      2,563        2,267
Other assets, net . . . . . . . . . . . . . . . .      1,966        1,870
                                                 -----------  -----------
    Total assets  . . . . . . . . . . . . . . . .    $36,215      $39,592
                                                 ===========  ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . .    $   371      $ 1,213
  Accrued expenses. . . . . . . . . . . . . . . .      1,623        3,336
  Deferred revenue. . . . . . . . . . . . . . . .        327           51
                                                 -----------  -----------
    Total current liabilities . . . . . . . . . .      2,321        4,600

Deferred revenue. . . . . . . . . . . . . . . . .         39           39
Deferred lease commitment . . . . . . . . . . . .        190          146
                                                 -----------  -----------
    Total liabilities . . . . . . . . . . . . . .      2,550        4,785
                                                 -----------  -----------
Shareholders' equity:
  Common stock, $.01 par value:
    Issued and outstanding: 7,170 shares and
    7,116 shares at November 30, 2001 and
    May 31, 2001, respectively. . . . . . . . . .         72           71
  Additional paid-in capital. . . . . . . . . . .     36,345       36,134
  Notes receivable from shareholders. . . . . . .        (84)         (84)
  Net unrealized gain on investments. . . . . . .         45           19
  Cumulative translation adjustment . . . . . . .      1,496        1,468
  Accumulated deficit . . . . . . . . . . . . . .     (4,209)      (2,801)
                                                 -----------  -----------
    Total shareholders' equity  . . . . . . . . .     33,665       34,807
                                                 -----------  -----------
    Total liabilities and shareholders' equity. .    $36,215      $39,592
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

                               AEHR TEST SYSTEMS AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (in thousands, except per share data)
                                           (Unaudited)

                                                 Three Months Ended        Six Months Ended
                                                     November 30              November 30
                                               ---------------------     --------------------
                                                  2001         2000         2001        2000
                                               ---------   ---------     ---------   --------
Net sales. . . . . . . . . . . . . . . . . . .    $2,822      $8,958      $ 5,627     $17,664
Cost of sales. . . . . . . . . . . . . . . . .     1,401       5,572        2,811      10,892
                                               ---------   ---------     --------    --------
Gross profit . . . . . . . . . . . . . . . . .     1,421       3,386        2,816       6,772
                                               ---------   ---------     --------    --------
Operating expenses:
  Selling, general and administrative. . . . .     1,500       1,884        3,131       3,902
  Research and development . . . . . . . . . .       999       1,348        1,965       2,600
  Research and development cost
    reimbursement - DARPA. . . . . . . . . . .        --        (300)          --        (300)
                                               ---------   ---------     --------    --------
      Total operating expenses . . . . . . . .     2,499       2,932        5,096       6,202
                                               ---------   ---------     --------    --------
Income (loss) from operations. . . . . . . . .    (1,078)        454       (2,280)        570

Interest income  . . . . . . . . . . . . . . .       145         230          313         463
Interest expense . . . . . . . . . . . . . . .        --          (3)          --          (6)
Other expense, net . . . . . . . . . . . . . .      (102)        (74)          (1)        (74)
                                               ---------   ---------     --------    --------
Income (loss) before income taxes. . . . . . .    (1,035)        607       (1,968)        953

Income tax expense (benefit) . . . . . . . . .      (261)        327         (560)        509
                                               ---------   ---------     --------    --------
Income (loss) before cumulative effect of
  change in accounting principle . . . . . . .      (774)        280       (1,408)        444

Cumulative effect of change in accounting
  principle - net of tax . . . . . . . . . . .        --          --           --      (1,629)
                                               ---------   ---------     --------    --------
Net income (loss). . . . . . . . . . . . . . .    $ (774)     $  280      $(1,408)    $(1,185)
                                               ---------   ---------     --------    --------
Other comprehensive income (loss), net of tax:
  Foreign currency translation
    adjustments income (expense). . . .. . . .        18         (39)          28         (88)
  Unrealized holding gains (losses) arising
    during period. . . . . . . . . . . . . . .        19          (5)          26          --
                                               ---------   ---------     --------    --------
Comprehensive income (loss). . . . . . . . . .    $ (737)     $  236      $(1,354)    $(1,273)
                                               =========   =========     ========    ========

Net income (loss) per share (basic). . . . . .    $(0.11)      $0.04      $ (0.20)    $ (0.17)
Net income (loss) per share (diluted). . . . .    $(0.11)      $0.04      $ (0.20)    $ (0.17)

Shares used in per share calculation:
  Basic. . . . . . . . . . . . . . . . . . . .     7,128       7,078        7,125       7,021
  Diluted. . . . . . . . . . . . . . . . . . .     7,128       7,251        7,125       7,021


                       The accompanying notes are an integral part of these
                           condensed consolidated financial statements.

                                  AEHR TEST SYSTEMS
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                      (Unaudited)

                                                      Six Months Ended
                                                        November 30,
                                                   ----------------------
                                                      2001        2000
                                                   ----------  ----------
Cash flows from operating activities:
  Net loss......................................      $(1,408)    $(1,185)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities:
    Cumulative effect of change in
      accounting principle......................           --       1,629
    Provision for doubtful accounts.............          (20)         (4)
    Depreciation and amortization...............          547         322
    Deferred income taxes.......................         (185)         93
    Changes in operating assets and liabilities:
      Accounts receivable.......................        1,037      (1,756)
      Inventories...............................          653       1,030
      Accounts payable..........................         (842)       (668)
      Accrued expenses and deferred revenue.....       (1,437)        896
      Deferred lease commitment.................           44          55
      Other current assets......................           80        (332)
                                                   ----------  ----------
        Net cash provided by (used in)
          operating activities..................       (1,531)         80
                                                   ----------  ----------
Cash flows from investing activities:
    (Increase) decrease in short-
      term investments..........................       (2,422)      2,022
    Increase in long-term investments...........         (270)       (156)
    Additions to property and equipment.........         (318)        (40)
    Increase in other assets....................          (96)        (56)
                                                   ----------  ----------
        Net cash provided by (used in)
          investing activities..................       (3,106)      1,770
                                                   ----------  ----------
Cash flows from financing activities:
    Long-term debt and capital lease
      principal payments........................           --         (73)
    Proceeds from issuance of common stock
      and exercise of stock options.............          340         884
    Repurchase of common stock..................         (128)        (67)
                                                   ----------  ----------
        Net cash provided by
          financing activities..................          212         744
                                                   ----------  ----------

Effect of exchange rates on cash................           28         (91)
                                                   ----------  ----------
        Net increase (decrease) in cash and
          cash equivalents......................       (4,397)      2,503

Cash and cash equivalents, beginning of period..       10,391       8,323
                                                   ----------  ----------
Cash and cash equivalents, end of period........      $ 5,994     $10,826
                                                   ==========  ==========

                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                               AEHR TEST SYSTEMS
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED NOVEMBER 30, 2001
                                  (UNAUDITED)


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

                                                Three Months Ended       Six Months Ended
                                                   November 30,             November 30,
                                              ---------   ---------    ---------  ---------
                                                 2001        2000         2001       2000
                                              ---------   ---------    ---------  ---------
                                                 (in thousands, except per share amounts)
                                                                (unaudited)
Income (loss) available to common
shareholders before cumulative effect
of change in accounting principle:

Numerator: Income (loss) before
  cumulative effect of change in
  accounting principle......................     $ (774)      $ 280      $(1,408)   $   444
                                              ---------   ---------    ---------  ---------
Denominator for basic income (loss) per share:
  Weighted-average shares outstanding ......      7,128       7,078        7,125      7,021
                                              ---------   ---------    ---------  ---------
Shares used in basic per share calculation..      7,128       7,078        7,125      7,021

Effect of dilutive securities:
    Employee stock options..................         --         173           --        223
                                              ---------   ---------    ---------  ---------
Denominator for diluted income (loss)
    per share...............................      7,128       7,251        7,125      7,244
                                              ---------   ---------    ---------  ---------

Basic income (loss) per share before
  cumulative effect of change in
  accounting principle......................     $(0.11)      $0.04      $ (0.20)   $  0.06
                                              =========   =========    =========  =========
Diluted income (loss) per share before
  cumulative effect of change in
  accounting principle......................     $(0.11)      $0.04      $ (0.20)   $  0.06
                                              =========   =========    =========  =========


Net income (loss) available to common shareholders:

Numerator: Net income (loss)................     $ (774)      $ 280      $(1,408)   $(1,185)
                                              ---------   ---------    ---------  ---------
Denominator for basic net income (loss) per share:
  Weighted-average shares outstanding ......      7,128       7,078        7,125      7,021
                                              ---------   ---------    ---------  ---------
Shares used in basic per share calculation..      7,128       7,078        7,125      7,021

Effect of dilutive securities:
    Employee stock options..................         --         173           --         --
                                              ---------   ---------    ---------  ---------
Denominator for diluted net income (loss)
    per share...............................      7,128       7,251        7,125      7,021
                                              ---------   ---------    ---------  ---------

Basic net income (loss) per share...........     $(0.11)      $0.04      $ (0.20)   $ (0.17)
                                              =========   =========    =========  =========
Diluted net income (loss) per share.........     $(0.11)      $0.04      $ (0.20)   $ (0.17)
                                              =========   =========    =========  =========


3.  INVENTORIES

Inventories are comprised of the following (in thousands):

                                     November 30,    May 31,
                                         2001         2000
                                     (unaudited)
                                     -----------  -----------
Raw materials and sub-assemblies          $5,434      $ 4,479
Work in process                            3,531        4,779
Finished goods                               507          867
                                     -----------  -----------
                                          $9,472      $10,125
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

                                            United                        Adjust-
                                            States     Asia     Europe     ments     Total
                                           --------- --------- --------- --------- ---------
Three months ended November 30, 2001:
  Net sales......................            $ 2,635    $  175    $  185   $  (173)  $ 2,822
  Portion of U.S. net sales
    from export sales............              1,513        --        --        --     1,513
  Income (loss) from operations..               (931)     (174)       23         4    (1,078)
  Identifiable assets............             43,745     1,422       737    (9,689)   36,215
  Long-lived assets..............              1,574       274        26        --     1,874

Six months ended November 30, 2001:
  Net sales......................            $ 5,056    $  301    $  486   $  (216)  $ 5,627
  Portion of U.S. net sales
    from export sales............              2,718        --        --        --     2,718
  Income (loss) from operations..             (2,041)     (407)      104        64    (2,280)
  Identifiable assets............             43,745     1,422       737    (9,689)   36,215
  Long-lived assets..............              1,574       274        26        --     1,874

Fiscal year ended May 31, 2001:
  Net sales......................            $28,176    $4,048    $1,730   $(2,915)  $31,039
  Portion of U.S. net sales
    from export sales............             15,934        --        --        --    15,934
  Income (loss) from operations..              1,864      (410)      (33)       51     1,472
  Identifiable assets............             46,397     2,206       863    (9,874)   39,592
  Long-lived assets..............              1,740       328        35        --     2,103

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

    In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-lived Assets". The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of," and to develop a single accounting model, based on the framework established by SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Although SFAS 144 supersedes SFAS 121, it retains some fundamental provisions of SFAS 121. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company expects that the initial application of SFAS 144 will not have a material impact on its financial statements.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this document.

This document contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statement of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the ability of the Company to retain and motivate key employees; the timely development, production and acceptance of products and services and their feature sets; the challenge of managing asset levels, including inventory; the flow of products into third-party distribution channels; the difficulty of keeping expense growth at modest levels while increasing revenues; and other risks that are described from time to time in the Company's Securities and Exchange Commission reports, including but not limited to the annual report on Form 10-K for the fiscal year ended May 31, 2001 and subsequently filed reports. The Company assumes no obligation and does not intend to update these forward-looking statements.


RESULTS OF OPERATIONS

    The following table sets forth items in the Company's Consolidated Statements of Operations as a percentage of net sales for the periods indicated.

                                                  Three Months Ended        Six Months Ended
                                                     November 30,             November 30,
                                               ----------------------    --------------------
                                                  2001        2000         2001         2000
                                               ----------  ----------    ---------   ----------
Net sales. . . . . . . . . . . . . . . . . . .     100.0 %     100.0%       100.0 %    100.0 %
Cost of sales. . . . . . . . . . . . . . . . .      49.6        62.2         50.0       61.7
                                               ----------  ----------    ---------   --------
Gross profit . . . . . . . . . . . . . . . . .      50.4        37.8         50.0       38.3
                                               ----------  ----------    ---------   --------
Operating expenses:
  Selling, general and administrative. . . . .      53.2        21.0         55.6       22.1
  Research and development . . . . . . . . . .      35.4        15.0         34.9       14.7
  Research and development cost
    reimbursement - DARPA. . . . . . . . . . .        --        (3.3)          --       (1.7)
                                               ----------  ----------    ---------   --------
      Total operating expenses . . . . . . . .      88.6        32.7         90.5       35.1
                                               ----------  ----------    ---------   --------
Income (loss) from operations. . . . . . . . .     (38.2)        5.1        (40.5)       3.2

Interest income  . . . . . . . . . . . . . . .       5.1         2.5          5.5        2.6
Interest expense . . . . . . . . . . . . . . .        --          --           --         --
Other income (expense), net  . . . . . . . . .      (3.6)       (0.8)          --       (0.4)
                                               ----------  ----------    ---------   --------
Income (loss) before income taxes. . . . . . .     (36.7)        6.8        (35.0)       5.4

Income tax expense (benefit) . . . . . . . . .      (9.3)        3.7        (10.0)       2.9
                                               ----------  ----------    ---------   --------
Income (loss) before cumulative effect of
  change in accounting principle . . . . . . .     (27.4)        3.1        (25.0)       2.5

Cumulative effect of change in accounting
  principle - net of tax . . . . . . . . . . .        --          --           --       (9.2)
                                               ----------  ----------    ---------   --------
Net income (loss). . . . . . . . . . . . . . .     (27.4)%       3.1%       (25.0)%     (6.7)%
                                               ==========  ==========    =========   ========

THREE MONTHS ENDED NOVEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2000

    NET SALES. Net sales consist primarily of sales of systems, die carriers, test fixtures, upgrades and spare parts and revenues from service contracts. The Company recognizes revenue upon shipment and defers recognition of revenue for any amounts subject to acceptance until such acceptance occurs. The amount of revenue deferred is the greater of the fair value of the undelivered element or the contractual agreed to amounts. Royalty revenue related to Performance Test Boards licensing income is recognized when paid by the licensee. This income is recorded in net sales. Provisions for the estimated future cost of warranty is recorded at the time the products are shipped. Net sales decreased to $2.8 million in the three months ended November 30, 2001 from $9.0 million in the three months ended November 30, 2000, a decrease of 68.5%. The decrease in net sales resulted primarily from decreases in sales of dynamic burn-in products of approximately $4.3 million and MTX products of approximately $1.9 million. The Company anticipates that net sales in the third quarter of fiscal 2002 will increase compared to the second quarter of fiscal 2002.

    GROSS PROFIT.  Gross profit consists of net sales less cost of sales.
Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit decreased to $1.4 million in the three months ended November 30, 2001 from $3.4 million in the three months ended November 30, 2000, a decrease of 58.0%. Gross profit margin increased to 50.4% in the three month ended November 30, 2001 from 37.8% in the three month ended November 30, 2000. The increase in gross profit margin was primarily the result of a change in product mix, particularly an increase in revenue from high margin upgrades and a decrease in systems sold, resulting in lower material costs as a percentage of net sales. The Company anticipates that gross margin in the third quarter of fiscal 2002 will decline compared to that of the second quarter of fiscal 2002.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related costs of employees, customer support costs, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses decreased to $1.5 million in the three months ended November 30, 2001 from $1.9 million in the three months ended November 30, 2000, a decrease of 20.4%. The decrease in SG&A expenses was primarily due to decreases in product support expenses, commissions paid to outside sales representatives and employment related expenses of $131,000, $100,000, and $80,000, respectively. As a percentage of net sales, SG&A expenses increased to 53.2% in the three months ended November 30, 2001 from 21.0% in the three months ended November 30, 2000, reflecting lower net sales.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses decreased to $1.0 million in the three months ended November 30, 2001 from $1.3 million in the three months ended November 30, 2000, a decrease of 25.9%. The decrease in R&D expenses was primarily due to decreases in employment related expenses and facilities expenses of $202,000 and $68,000, respectively. As a percentage of net sales, R&D expenses increased to 35.4% in the three months ended November 30, 2001 from 15.0% in the three months ended November 30, 2000, reflecting lower net sales.

    RESEARCH AND DEVELOPMENT COST REIMBURSEMENT - DARPA. Research and development cost reimbursement - DARPA ("R&D - DARPA") is a credit representing reimbursements by Defense Advanced Research Projects Agency ("DARPA"), a U.S. government agency, of costs incurred in the Company's wafer-level burn-in development project. R&D - DARPA was nil in the three months ended November 30, 2001, compared with R&D - DARPA of $300,000 in the three months ended November 30, 2000. Payments by DARPA depended on satisfaction of development milestones, and the level of payments varied significantly from quarter to quarter. The two final milestones of this agreement were approved and paid during fiscal 2001. It is not expected that there will be any additional R&D - DARPA credits recorded for this project after fiscal 2001.

    INTEREST INCOME. Interest income decreased to $145,000 in the three months ended November 30, 2001 from $230,000 in the three months ended November 30, 2000, a decrease of 37.0%. The decrease in interest income was primarily related to a lower average rate of return on investments.

    INTEREST EXPENSE. Interest expense was nil in the three months ended November 30, 2001, compared with interest expense of $3,000 in the three months ended November 30, 2000, primarily the result of the full repayment of outstanding debt in the fourth quarter of fiscal 2001.

    OTHER INCOME (EXPENSE), NET. Other expense, net increased to $102,000 in the three months ended November 30, 2001, from $74,000 in the three months ended November 30, 2000, an increase of 37.8%. The increase in other expense, net was primarily due to equity loss recorded in the three months ended

November 30, 2001 related to the Company's 25% ownership in ESA Electronics PTE Ltd.

    INCOME TAX EXPENSE (BENEFIT). Income tax benefit was $261,000 in the three months ended November 30, 2001, compared with income tax expense of $327,000 in the three months ended November 30, 2000. The income tax benefit in the three months ended November 30, 2001 was primarily due to the tax benefit recorded as a result of losses incurred in the Company's U.S. operations. The income tax expense in the three months ended November 30, 2000 was primarily due to the tax expense recorded as a result of income earned in the Company's U.S. operations. Such tax benefit will be carried back to previous fiscal years in which the Company paid taxes when its U.S. operations were profitable or carried forward to future fiscal years in which the Company pays taxes when its U.S. operations are profitable. The Company's Japanese subsidiary has experienced significant cumulative losses since fiscal 1993, and thus generated certain net operating losses available to offset future taxes payable in Japan. As a result of the subsidiary's cumulative operating losses, a valuation allowance has been established for the full amount of the subsidiary's net deferred tax assets. The Company's effective income tax rate did not approximate the statutory tax rates of the jurisdictions in which the Company operates primarily because no tax benefit is being recorded for losses in the Company's Japanese subsidiary.


SIX MONTHS ENDED NOVEMBER 30, 2001 COMPARED TO SIX MONTHS ENDED NOVEMBER 30,
2000

    NET SALES. Net sales decreased to $5.6 million in the six months ended November 30, 2001 from $17.7 million in the six months ended November 30, 2000, a decrease of 68.1%. The decrease in net sales resulted primarily from decreases in sales of dynamic burn-in products of approximately $8.1 million and MTX products of approximately $3.8 million.

    GROSS PROFIT. Gross profit decreased to $2.8 million in the six months ended November 30, 2001 from $6.8 million in the six months ended November 30, 2000, a decrease of 58.4%. Gross profit margin increased to 50.0% in the six months ended November 30, 2001 from 38.3% in the six months ended November 30, 2000. The increase in gross profit margin was primarily the result of a change in product mix, particularly an increase in revenue from high margin upgrades and a decrease in systems sold, resulting in lower material costs as a percentage of net sales.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses decreased to $3.1 million in the six months ended November 30, 2001 from $3.9 million in the six months ended November 30, 2000, a decrease of 19.8%. The decrease in SG&A expenses was primarily due to decreases in product support expenses, employment related expenses and commissions paid to outside sales representatives of $277,000, $202,000 and $107,000, respectively. As a percentage of net sales, SG&A expenses increased to 55.6% in the six months ended November 30, 2001 from 22.1% in the six months ended November 30, 2000, reflecting lower net sales.

    RESEARCH AND DEVELOPMENT. R&D expenses decreased to $2.0 million in the six months ended November 30, 2001 from $2.6 million in the six months ended November 30, 2000, a decrease of 24.4%. The decrease in R&D expenses was primarily due to decreases in employment related expenses and facilities expenses of $287,000 and $120,000, respectively. As a percentage of net sales, R&D expenses increased to 34.9% in the six months ended November 30, 2001 from 14.7% in the six months ended November 30, 2000, reflecting lower net sales.

    RESEARCH AND DEVELOPMENT COST REIMBURSEMENT - DARPA. R&D - DARPA was nil in the six months ended November 30, 2001, compared with R&D - DARPA of $300,000 in the six months ended November 30, 2000.

    INTEREST INCOME. Interest income decreased to $313,000 in the six months ended November 30, 2001 from $463,000 in the six months ended November 30, 2000, a decrease of 32.4%. The decrease in interest income was primarily related to a lower average rate of return on investments.

    INTEREST EXPENSE. Interest expense was nil in the six months ended November 30, 2001, compared with interest expense of $6,000 in the six months ended November 30, 2000, primarily the result of the full repayment of outstanding debt in the fourth quarter of fiscal 2001.

    OTHER INCOME (EXPENSE), NET. Other expense, net decreased to $1,000 in the six months ended November 30, 2001, from $74,000 in the six months ended November 30, 2000, a decrease of 98.6%. The decrease in other expense, net was primarily due to equity income recorded in the six months ended November 30, 2001 related to the Company's 25% ownership in ESA Electronics PTE Ltd.

    INCOME TAX EXPENSE (BENEFIT). Income tax benefit was $560,000 in the six months ended November 30, 2001, compared with income tax expense of $509,000 in the six months ended November 30, 2000. The income tax benefit in the six months ended November 30, 2001 was primarily due to the tax benefit recorded as a result of losses incurred in the Company's U.S. operations. The income tax expense in the six months ended November 30, 2000 was primarily due to the tax expense recorded as a result of income earned in the Company's U.S. operations. Such tax benefit will be carried back to previous fiscal years in which the Company paid taxes when its U.S. operations were profitable or carried forward to future fiscal years in which the Company pays taxes when its U.S. operations are profitable. The Company's effective income tax rate did not approximate the statutory tax rates of the jurisdictions in which the Company operates primarily because no tax benefit is being recorded for losses in the Company's Japanese subsidiary.


LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary source of liquidity has been the cash flow generated from the Company's August 1997 initial public offering, resulting in net proceeds to the Company of approximately $26.8 million. As of November 30, 2001, the Company had $12.2 million in cash and short-term investments.

    Net cash used in operating activities was approximately $1.5 million for the six months ended November 30, 2001 and net cash provided by operating activities was approximately $80,000 for the six months ended November 30, 2000. For the six months ended November 30, 2001, net cash used in operating activities was due primarily to the net loss of $1.4 million and a decrease in accrued expenses and deferred revenue of $1.4 million, partially offset by a decrease in accounts receivable of $1.0 million. For the six months ended November 30, 2000, net cash provided by operating activities was due primarily to income before cumulative effect of change in accounting principle of $444,000, depreciation expense of $322,000, a decrease in inventories and an increase in accrued expenses and deferred revenue, partially offset by an increase in accounts receivable and a decrease in accounts payable.

    Net cash used in investing activities was approximately $3.1 million for the six months ended November 30, 2001 and net cash provided by investing activities was approximately $1.8 million for the six months ended November 30, 2000. The cash used in investing activities during the six months ended November 30, 2001 was primarily due to the purchase of short-term investments. The cash provided by investing activities during the six months ended November 30, 2000 was primarily due to the sale of short-term investments.

    Financing activities provided cash of approximately $212,000 in the six months ended November 30, 2001 and $744,000 in the six months ended November 30, 2000. Net cash provided by financing activities during the six months ended November 30, 2001 and November 30, 2000 was primarily due to the proceeds from issuance of common stock and exercise of stock options.

    As of November 30, 2001, the Company had working capital of $27.5 million, compared with $28.8 million as of May 31, 2001. Working capital consists of cash and cash equivalents, short-term investments, accounts receivable, inventory and other current assets, less current liabilities.

    The Company announced in August 1998 that its board of directors had authorized the repurchase of up to 1,000,000 shares of its outstanding common shares. The Company may repurchase the shares in the open market or in privately negotiated transactions, from time to time, subject to market conditions. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase program may be interrupted or discontinued at any time. Any such repurchase of shares, if consummated, may use a portion of the Company's working capital. Through November 30, 2001, the Company has repurchased 442,700 shares at an average price of $4.23.

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

    RECENT OPERATING LOSSES. The Company incurred operating losses of $5.2 million and $4.6 million in fiscal 2000 and 1999, respectively. The Company also incurred operating losses of $2.1, $4.2 and $2.4 million in fiscal 1995, 1994 and 1993, respectively. The Company operated profitably from fiscal 1996 to 1998, due to increased net sales that were substantially the result of sales of new products, particularly sales of MTX systems. In fiscal 1998, the Company began to feel an industry slowdown due to uncertainties caused primarily by the financial crisis in Asia and DRAM overcapacity and recorded operating losses in fiscal 1999 and 2000. Although the Company operated profitably in fiscal 2001, a dramatic downturn in the semiconductor equipment industry began in fiscal 2001, resulting in the Company recording significantly lower revenues and operating losses in the first two quarters of fiscal 2002. However, the Company anticipates that the net sales for the third quarter of fiscal 2002 will increase compared to the second quarter of fiscal 2002 but gross margin will decline compared to that of the second quarter of fiscal 2002. There can be no assurance that net sales will continue to increase, and they may decrease.

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

    CUSTOMER CONCENTRATION. Sales to the Company's five largest customers accounted for approximately 58.8%, 64.3% and 62.7% of its net sales in fiscal 2001, 2000 and 1999, respectively. Sales to the Company's five largest customers accounted for approximately 74.0% of its net sales in the six months ended November 30, 2001. During fiscal 2001, Texas Instruments and Formosa Advanced Technologies Co. Ltd. accounted for 25.2% and 12.7% of the Company's net sales, respectively. During fiscal 2000, Texas Instruments, Formosa Advanced Technologies Co. Ltd. and First International Computer Inc. accounted for 22.8%, 19.2% and 13.5% of the Company's net sales, respectively. During fiscal 1999, Infineon (formerly the semiconductor group of Siemens), Texas Instruments and Motorola accounted for 21.9%, 18.1% and 11.9% of the Company's net sales, respectively. No other customers represented more than 10% of the Company's net sales for fiscal 2001, 2000 and 1999. The loss of or reduction or delay in orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect the Company's business, financial condition and operating results.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The Company considered the provisions of Financial Reporting Release No. 48 "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." The Company has no holdings of derivative financial or commodity instruments at November 30, 2001.

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

    A majority of the Company's revenue and capital spending is transacted in U.S. dollars. The Company, however, enters into transactions in other currencies, primarily Japanese Yen. Substantially all sales to Japanese customers are denominated in yen. Since the price is determined at the time a purchase order is accepted, the Company is exposed to the risks of fluctuations in the yen-dollar exchange rate during the lengthy period from purchase order to ultimate payment. This exchange rate risk is partially offset to the extent that the Company's Japanese subsidiary incurs yen-denominated expenses. To date, the Company has not invested in instruments designed to hedge currency risks. In addition, the Company's Japanese subsidiary typically carries debt or other obligations due to the Company that may be denominated in either yen or dollars. Since the Japanese subsidiary's financial statements are based in yen and the Company's financial statements are based in dollars, the Japanese subsidiary and the Company recognize foreign exchange gain or loss in any period in which the value of the yen rises or falls in relation to the dollar. A 10% decrease in the value of the yen as compared with the dollar would potentially result in an additional net loss of approximately $166,000.

                     PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

    None.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held an Annual Meeting of Shareholders on October 17, 2001. There were issued and outstanding on September 10, 2001, the record date, 7,128,811 shares of Common Stock. There were present at said meeting in person and by proxy Shareholders of the Company who were holders of 6,519,232 shares of Common Stock entitled to vote thereat, constituting a quorum. At the Annual Meeting, the following votes were cast for the proposals indicated:

Proposal One:  Election of Directors of the Company.

      NOMINEE          VOTES FOR     VOTES WITHHELD
------------------     ---------     --------------
Rhea J. Posedel        6,119,792        399,440
Robert R. Anderson     6,122,992        396,240
William W.R. Elder     6,122,992        396,240
Mukesh Patel           6,121,792        397,440
Mario M. Rosati        6,121,692        397,540

Proposal Two: Amendment to the 1996 Stock Option Plan to increase the number of shares issuable thereunder by 300,000 shares.

             VOTES
           ---------
FOR        4,945,816
AGAINST    1,572,016
ABSTAIN        1,400

Proposal Three: Ratification of Appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for fiscal 2002.

             VOTES
           ---------
FOR        6,518,632
AGAINST          600
ABSTAIN           --

Item 5.  OTHER INFORMATION

    None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                (a) No reports on Form 8-K were filed by the Company during the quarter ended November 30, 2001.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Aehr Test Systems
                                                    (Registrant)

Date:     January 11, 2002                   /s/  RHEA J. POSEDEL
                                                  ---------------
                                                  Rhea J. Posedel
                                            Chief Executive Officer and
                                        Chairman of the Board of Directors


Date:     January 11, 2002                   /s/  GARY L. LARSON
                                                  --------------
                                                  Gary L. Larson
                                            Vice President of Finance and
                                               Chief Financial Officer