Form 10-Q
period 2002-02-28
AEHR TEST SYSTEMS
filed 2002-04-12
CIK 1040470

                                    FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 28, 2002.

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
     Number of shares of Common Stock, $0.01 par value, outstanding at February 28, 2002 was 7,167,189.

                                      FORM 10-Q

                       FOR THE QUARTER ENDED FEBRUARY 28, 2002

                                       INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
               February 28, 2002 and May 31, 2001 . . . . . . . . . . .   3

          Condensed Consolidated Statements of Operations for the three
               months and nine months ended February 28, 2002 and 2001.   4

          Condensed Consolidated Statements of Cash Flows for the
               nine months ended February 28, 2002 and 2001 . . . . . .   5

          Notes to Condensed Consolidated Financial Statements. . . . .   6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations. . . . . . . . . . . . . . . .   9

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risks. .  19

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . .  21

ITEM 2.  Changes in Securities and Use of Proceeds  . . . . . . . . . .  21

ITEM 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . .  21

ITEM 4.  Submission of Matters to a Vote of Security Holders  . . . . .  21

ITEM 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . .  21

ITEM 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .  21

SIGNATURE PAGE  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22

                            PART I.  FINANCIAL STATEMENTS

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                  AEHR TEST SYSTEMS
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except per share data)

                                                  February 28,    May 31,
                                                     2002          2001
                                                 (unaudited)
                                                 -----------  -----------
                        ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . .    $ 7,001      $10,391
  Short-term investments. . . . . . . . . . . . .      3,551        3,764
  Accounts receivable . . . . . . . . . . . . . .      5,009        5,751
  Inventories . . . . . . . . . . . . . . . . . .      8,610       10,125
  Prepaid expenses and other. . . . . . . . . . .      3,593        3,321
                                                 -----------  -----------
    Total current assets  . . . . . . . . . . . .     27,764       33,352

Property and equipment, net . . . . . . . . . . .      2,457        2,103
Long-term investments . . . . . . . . . . . . . .      3,578        2,267
Other assets, net . . . . . . . . . . . . . . . .      1,896        1,870
                                                 -----------  -----------
    Total assets  . . . . . . . . . . . . . . . .    $35,695      $39,592
                                                 ===========  ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . .    $   549      $ 1,213
  Accrued expenses. . . . . . . . . . . . . . . .      1,220        3,336
  Deferred revenue. . . . . . . . . . . . . . . .        646           51
                                                 -----------  -----------
    Total current liabilities . . . . . . . . . .      2,415        4,600

Deferred revenue. . . . . . . . . . . . . . . . .         39           39
Deferred lease commitment . . . . . . . . . . . .        206          146
                                                 -----------  -----------
    Total liabilities . . . . . . . . . . . . . .      2,660        4,785
                                                 -----------  -----------
Shareholders' equity:
  Common stock, $.01 par value:
    Issued and outstanding: 7,167 shares and
    7,116 shares at February 28, 2002 and
    May 31, 2001, respectively. . . . . . . . . .         72           71
  Additional paid-in capital. . . . . . . . . . .     36,332       36,134
  Notes receivable from shareholders. . . . . . .         --          (84)
  Accumulated other comprehensive income. . . . .      1,577        1,487
  Accumulated deficit . . . . . . . . . . . . . .     (4,946)      (2,801)
                                                 -----------  -----------
    Total shareholders' equity  . . . . . . . . .     33,035       34,807
                                                 -----------  -----------
    Total liabilities and shareholders' equity. .    $35,695      $39,592
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

                               AEHR TEST SYSTEMS AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (in thousands, except per share data)
                                           (Unaudited)

                                                 Three Months Ended        Nine Months Ended
                                                     February 28              February 28
                                               ---------------------     --------------------
                                                  2002         2001         2002        2001
                                               ---------   ---------     ---------   --------
Net sales. . . . . . . . . . . . . . . . . . .    $3,419      $9,008      $ 9,046     $26,672
Cost of sales. . . . . . . . . . . . . . . . .     1,801       4,938        4,612      15,830
                                               ---------   ---------     --------    --------
Gross profit . . . . . . . . . . . . . . . . .     1,618       4,070        4,434      10,842
                                               ---------   ---------     --------    --------
Operating expenses:
  Selling, general and administrative. . . . .     1,683       1,744        4,814       5,646
  Research and development . . . . . . . . . .       966       1,266        2,931       3,866
  Research and development cost
    reimbursement - DARPA. . . . . . . . . . .        --        (300)          --        (600)
                                               ---------   ---------     --------    --------
      Total operating expenses . . . . . . . .     2,649       2,710        7,745       8,912
                                               ---------   ---------     --------    --------
Income (loss) from operations. . . . . . . . .    (1,031)      1,360       (3,311)      1,930

Interest income  . . . . . . . . . . . . . . .       110         276          423         739
Interest expense . . . . . . . . . . . . . . .        --          (1)          --          (7)
Other expense, net . . . . . . . . . . . . . .       (91)        (16)         (92)        (90)
                                               ---------   ---------     --------    --------
Income (loss) before income taxes. . . . . . .    (1,012)      1,619       (2,980)      2,572

Income tax expense (benefit) . . . . . . . . .      (275)        594         (835)      1,103
                                               ---------   ---------     --------    --------
Income (loss) before cumulative effect of
  change in accounting principle . . . . . . .      (737)      1,025       (2,145)      1,469

Cumulative effect of change in accounting
  principle - net of tax . . . . . . . . . . .        --          --           --      (1,629)
                                               ---------   ---------     --------    --------
Net income (loss). . . . . . . . . . . . . . .    $ (737)     $1,025      $(2,145)    $  (160)
                                               ---------   ---------     --------    --------
Other comprehensive income (loss), net of tax:
  Foreign currency translation
    adjustments income (expense). . . .. . . .        54          16           82         (72)
  Unrealized holding gains (losses). . . . . .       (18)         44            8          44
                                               ---------   ---------     --------    --------
Comprehensive income (loss). . . . . . . . . .    $ (701)     $1,085      $(2,055)    $  (188)
                                               =========   =========     ========    ========

Net income (loss) per share (basic). . . . . .    $(0.10)     $ 0.14      $ (0.30)    $ (0.02)
Net income (loss) per share (diluted). . . . .    $(0.10)     $ 0.14      $ (0.30)    $ (0.02)

Shares used in per share calculation:
  Basic. . . . . . . . . . . . . . . . . . . .     7,169       7,138        7,140       7,060
  Diluted. . . . . . . . . . . . . . . . . . .     7,169       7,186        7,140       7,060


                       The accompanying notes are an integral part of these
                           condensed consolidated financial statements.

                                  AEHR TEST SYSTEMS
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                      (Unaudited)

                                                      Nine Months Ended
                                                        February 28,
                                                   ----------------------
                                                      2002        2001
                                                   ----------  ----------
Cash flows from operating activities:
  Net loss......................................      $(2,145)    $  (160)
  Adjustments to reconcile net loss to net
    cash (used in) provided by operating
    activities:
    Cumulative effect of change in
      accounting principle......................           --       1,629
    Provision for doubtful accounts.............           90         (11)
    Depreciation and amortization...............          470         482
    Deferred income taxes.......................            9          89
    Changes in operating assets and liabilities:
      Accounts receivable.......................          652      (1,915)
      Inventories...............................        1,457       1,140
      Accounts payable..........................         (664)       (499)
      Accrued expenses and deferred revenue.....       (1,521)      1,810
      Deferred lease commitment.................           60          81
      Other current assets......................         (281)         18
                                                   ----------  ----------
        Net cash (used in) provided by
          operating activities..................       (1,873)      2,664
                                                   ----------  ----------
Cash flows from investing activities:
    (Increase) decrease in investments..........       (1,090)      1,710
    Additions to property and equipment.........         (766)        (71)
    Increase in other assets....................          (26)        (27)
                                                   ----------  ----------
        Net cash (used in) provided by
          investing activities..................       (1,882)      1,612
                                                   ----------  ----------
Cash flows from financing activities:
    Long-term debt and capital lease
      principal payments........................           --        (431)
    Proceeds from issuance of common stock
      and exercise of stock options.............          340       1,187
    Repayment of notes from shareholders........           84          --
    Repurchase of common stock..................         (141)       (427)
                                                   ----------  ----------
        Net cash provided by
          financing activities..................          283         329
                                                   ----------  ----------

Effect of exchange rates on cash................           82        (266)
                                                   ----------  ----------
        Net (decrease) increase in cash and
          cash equivalents......................       (3,390)      4,339

Cash and cash equivalents, beginning of period..       10,391       8,323
                                                   ----------  ----------
Cash and cash equivalents, end of period........      $ 7,001     $12,662
                                                   ==========  ==========

                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                               AEHR TEST SYSTEMS
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED FEBRUARY 28, 2002
                                  (UNAUDITED)


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

                                                Three Months Ended       Nine Months Ended
                                                   February 28,             February 28,
                                              ---------   ---------    ---------  ---------
                                                 2002        2001         2002       2001
                                              ---------   ---------    ---------  ---------
                                                 (in thousands, except per share amounts)
                                                                (unaudited)
Income (loss) available to common
shareholders before cumulative effect
of change in accounting principle:

Numerator: Income (loss) before
  cumulative effect of change in
  accounting principle......................     $ (737)     $1,025      $(2,145)    $1,469
                                              ---------   ---------    ---------  ---------
Denominator for basic income (loss) per share:
  Weighted-average shares outstanding ......      7,169       7,138        7,140      7,060
                                              ---------   ---------    ---------  ---------
Shares used in basic per share calculation..      7,169       7,138        7,140      7,060

Effect of dilutive securities:
    Employee stock options..................         --          48           --        145
                                              ---------   ---------    ---------  ---------
Denominator for diluted income (loss)
    per share...............................      7,169       7,186        7,140      7,205
                                              ---------   ---------    ---------  ---------

Basic income (loss) per share before
  cumulative effect of change in
  accounting principle......................     $(0.10)     $ 0.14      $ (0.30)    $ 0.21
                                              =========   =========    =========  =========
Diluted income (loss) per share before
  cumulative effect of change in
  accounting principle......................     $(0.10)     $ 0.14      $ (0.30)    $ 0.20
                                              =========   =========    =========  =========


Net income (loss) available to common shareholders:

Numerator: Net income (loss)................     $ (737)     $1,025      $(2,145)    $ (160)
                                              ---------   ---------    ---------  ---------
Denominator for basic net income (loss) per share:
  Weighted-average shares outstanding ......      7,169       7,138        7,140      7,060
                                              ---------   ---------    ---------  ---------
Shares used in basic per share calculation..      7,169       7,138        7,140      7,060

Effect of dilutive securities:
    Employee stock options..................         --          48           --         --
                                              ---------   ---------    ---------  ---------
Denominator for diluted net income (loss)
    per share...............................      7,169       7,186        7,140      7,060
                                              ---------   ---------    ---------  ---------

Basic net income (loss) per share...........     $(0.10)     $ 0.14      $ (0.30)    $(0.02)
                                              =========   =========    =========  =========
Diluted net income (loss) per share.........     $(0.10)     $ 0.14      $ (0.30)    $(0.02)
                                              =========   =========    =========  =========

3.  INVENTORIES

Inventories are comprised of the following (in thousands):

                                     February 28,    May 31,
                                         2002         2001
                                     (unaudited)
                                     -----------  -----------
Raw materials and sub-assemblies          $4,638      $ 4,479
Work in process                            3,800        4,779
Finished goods                               172          867
                                     -----------  -----------
                                          $8,610      $10,125
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

                                            United                        Adjust-
                                            States     Asia     Europe     ments     Total
                                           --------- --------- --------- --------- ---------
Three months ended February 28, 2002:
  Net sales......................            $ 3,261    $   88    $   99   $   (29)  $ 3,419
  Portion of U.S. net sales
    from export sales............              1,863        --        --        --     1,863
  Income (loss) from operations..               (832)     (195)      (36)       32    (1,031)
  Identifiable assets............             43,687     1,018       650    (9,660)   35,695
  Long-lived assets..............              2,158       279        20        --     2,457

Nine months ended February 28, 2002:
  Net sales......................            $ 8,317    $  389    $  585   $  (245)  $ 9,046
  Portion of U.S. net sales
    from export sales............              4,581        --        --        --     4,581
  Income (loss) from operations..             (2,873)     (602)       68        96    (3,311)
  Identifiable assets............             43,687     1,018       650    (9,660)   35,695
  Long-lived assets..............              2,158       279        20        --     2,457

Fiscal year ended May 31, 2001:
  Net sales......................            $28,176    $4,048    $1,730   $(2,915)  $31,039
  Portion of U.S. net sales
    from export sales............             15,934        --        --        --    15,934
  Income (loss) from operations..              1,864      (410)      (33)       51     1,472
  Identifiable assets............             46,397     2,206       863    (9,874)   39,592
  Long-lived assets..............              1,740       328        35        --     2,103

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

    In July 21, 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles.
The Company is currently assessing, but has not yet determined, the impact SFAS 142 will have on its financial statements.

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


CRITICAL ACCOUNTING POLICIES

    The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, long-term service contracts, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

    The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

    The Company's revenue recognition policy is significant because our revenue is a key component of our results of operations. The Company's revenue consists primarily of sales of systems, die carriers, test fixtures, upgrades and spare parts and revenues from service contracts. The Company recognizes revenue upon shipment and defers recognition of revenue for any amounts subject to acceptance until such acceptance occurs. The amount of revenue deferred is the greater of the fair value of the undelivered element or the contractual agreed to amounts. Royalty revenue related to Performance Test Boards licensing income is recognized when paid by the licensee. This income is recorded in net sales. Provisions for the estimated future cost of warranty is recorded at the time the products are shipped.

    In addition, our revenue recognition determines the timing of certain expenses, such as commissions and royalties. We follow very specific and detailed guidelines in measuring revenue in accordance with SAB 101; however, certain judgments affect the application of our revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses. The Company's revenue recognition policy is further affected by estimated reductions to revenue for special pricing agreements, price protection, promotions and other volume-based incentives. If market conditions were to decline, the Company may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

    The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company's estimates, revisions to the estimated warranty liability would be required.

    The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

    The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

    The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.


RESULTS OF OPERATIONS

    The following table sets forth items in the Company's Consolidated Statements of Operations as a percentage of net sales for the periods indicated.

                                                  Three Months Ended        Nine Months Ended
                                                     February 28,             February 28,
                                               ----------------------    --------------------
                                                  2002        2001         2002         2001
                                               ----------  ----------    ---------   ----------
Net sales. . . . . . . . . . . . . . . . . . .     100.0 %     100.0%       100.0 %    100.0 %
Cost of sales. . . . . . . . . . . . . . . . .      52.7        54.8         51.0       59.4
                                               ----------  ----------    ---------   --------
Gross profit . . . . . . . . . . . . . . . . .      47.3        45.2         49.0       40.6
                                               ----------  ----------    ---------   --------
Operating expenses:
  Selling, general and administrative. . . . .      49.2        19.4         53.2       21.2
  Research and development . . . . . . . . . .      28.3        14.1         32.4       14.5
  Research and development cost
    reimbursement - DARPA. . . . . . . . . . .        --        (3.4)          --       (2.3)
                                               ----------  ----------    ---------   --------
      Total operating expenses . . . . . . . .      77.5        30.1         85.6       33.4
                                               ----------  ----------    ---------   --------
Income (loss) from operations. . . . . . . . .     (30.2)       15.1        (36.6)       7.2

Interest income  . . . . . . . . . . . . . . .       3.2         3.1          4.7        2.7
Interest expense . . . . . . . . . . . . . . .        --          --           --         --
Other income (expense), net  . . . . . . . . .      (2.6)       (0.2)        (1.0)      (0.3)
                                               ----------  ----------    ---------   --------
Income (loss) before income taxes. . . . . . .     (29.6)       18.0        (32.9)       9.6

Income tax expense (benefit) . . . . . . . . .      (8.0)        6.6         (9.2)       4.1
                                               ----------  ----------    ---------   --------
Income (loss) before cumulative effect of
  change in accounting principle . . . . . . .     (21.6)       11.4        (23.7)       5.5

Cumulative effect of change in accounting
  principle - net of tax . . . . . . . . . . .        --          --           --       (6.1)
                                               ----------  ----------    ---------   --------
Net income (loss). . . . . . . . . . . . . . .     (21.6)%      11.4%       (23.7)%     (0.6)%
                                               ==========  ==========    =========   ========

THREE MONTHS ENDED FEBRUARY 28, 2002 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 2001

    NET SALES. Net sales decreased to $3.4 million in the three months ended February 28, 2002 from $9.0 million in the three months ended February 28, 2001, a decrease of 62.0%. The decrease in net sales resulted primarily from decrease in sales of dynamic burn-in products of approximately $5.6 million. The Company anticipates that net sales in the fourth quarter of fiscal 2002 may be less than the net sales of the third fiscal quarter.

    GROSS PROFIT. Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. The gross profit decreased to $1.6 million in the three months ended February 28, 2002 from $4.1 million in the three months ended February 28, 2001, a decrease of 60.2%. The gross profit margin increased to 47.3% in the three month ended February 28, 2002 from 45.2% in the three month ended February 28, 2001. The increase in the gross profit margin was primarily the result of a decrease in provision for warranty reserves, partially offset by a higher proportion of sales of lower margin MTX products.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related costs of employees, customer support costs, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses were unchanged at $1.7 million in the three months ended February 28, 2002 and in the three months ended February 28, 2001. As a percentage of net sales, SG&A expenses increased to 49.2% in the three months ended February 28, 2002 from 19.4% in the three months ended February 28, 2001, reflecting lower net sales.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses decreased to $1.0 million in the three months ended February 28, 2002 from $1.3 million in the three months ended February 28, 2001, a decrease of 23.7%. The decrease in R&D expenses was primarily due to decreases in employment related expenses of $146,000 and facilities expenses of $69,000 primarily as a result of the change in the internal allocation basis. As a percentage of net sales, R&D expenses increased to 28.3% in the three months ended February 28, 2002 from 14.1% in the three months ended February 28, 2001, reflecting lower net sales.

    RESEARCH AND DEVELOPMENT COST REIMBURSEMENT - DARPA. Research and development cost reimbursement - DARPA ("R&D - DARPA") is a credit representing reimbursements by Defense Advanced Research Projects Agency ("DARPA"), a U.S. government agency, of costs incurred in the Company's wafer-level burn-in development project. R&D - DARPA was $0 in the three months ended February 28, 2002, compared with R&D - DARPA of $300,000 in the three months ended February 28, 2001. Payments by DARPA depended on satisfaction of development milestones, and the level of payments varied significantly from quarter to quarter. The two final milestones of this agreement were approved and paid during fiscal 2001. It is not expected that there will be any additional R&D - DARPA credits recorded for this project after fiscal 2001.

    INTEREST INCOME. Interest income decreased to $110,000 in the three months ended February 28, 2002 from $276,000 in the three months ended February 28, 2001, a decrease of 60.1%. The decrease in interest income was primarily related to a lower average rate of return on investments and a lower level of cash and investments.

    OTHER INCOME (EXPENSE), NET. Other expense, net increased to $91,000 in the three months ended February 28, 2002, from $16,000 in the three months ended February 28, 2001, an increase of 468.8%. The increase in other expense, net was primarily due to an increase in foreign currency exchange losses recorded by the Company and its subsidiaries in the three months ended February 28, 2002, compared with those recorded in the three months ended February 28, 2001.

    INCOME TAX EXPENSE (BENEFIT). Income tax benefit was $275,000 in the three months ended February 28, 2002, compared with income tax expense of $594,000 in the three months ended February 28, 2001. The income tax benefit in the three months ended February 28, 2002 was primarily due to the tax benefit recorded as a result of losses incurred in the Company's U.S. operations. The income tax expense in the three months ended February 28, 2001 was primarily due to the tax expense recorded as a result of income earned in the Company's U.S. operations. Such tax benefit will be carried back to previous fiscal years in which the Company paid taxes when its U.S.

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


NINE MONTHS ENDED FEBRUARY 28, 2002 COMPARED TO NINE MONTHS ENDED FEBRUARY 28, 2001

    NET SALES. Net sales decreased to $9.0 million in the nine months ended February 28, 2002 from $26.7 million in the nine months ended February 28, 2001, a decrease of 66.1%. The decrease in net sales resulted primarily from decreases in sales of dynamic burn-in products of approximately $13.8 million and MTX products of approximately $3.6 million.

    GROSS PROFIT. The gross profit decreased to $4.4 million in the nine months ended February 28, 2002 from $10.8 million in the nine months ended February 28, 2001, a decrease of 59.1%. The gross profit margin increased to 49.0% in the nine months ended February 28, 2002 from 40.6% in the nine months ended February 28, 2001. The increase in the gross profit margin was primarily the result of a change in product mix, particularly an increase in the proportion of revenue from higher margin upgrades and maintenance contracts, resulting in lower material costs as a percentage of net sales.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses decreased to $4.8 million in the nine months ended February 28, 2002 from $5.6 million in the nine months ended February 28, 2001, a decrease of 14.7%. The decrease in SG&A expenses was primarily due to decreases in employment related expenses and product support expenses of $347,000 and $287,000, respectively. As a percentage of net sales, SG&A expenses increased to 53.2% in the nine months ended February 28, 2002 from 21.2% in the nine months ended February 28, 2001, reflecting lower net sales.

    RESEARCH AND DEVELOPMENT. R&D expenses decreased to $2.9 million in the nine months ended February 28, 2002 from $3.9 million in the nine months ended February 28, 2001, a decrease of 24.2%. The decrease in R&D expenses was primarily due to decreases in employment related expenses of $433,000 and facilities expenses of $189,000 primarily as a result of the change in the internal allocation basis. As a percentage of net sales, R&D expenses increased to 32.4% in the nine months ended February 28, 2002 from 14.5% in the nine months ended February 28, 2001, reflecting lower net sales.

    RESEARCH AND DEVELOPMENT COST REIMBURSEMENT - DARPA. R&D - DARPA was $0 in the nine months ended February 28, 2002, compared with R&D - DARPA of $600,000 in the nine months ended February 28, 2001. Payments by DARPA depended on satisfaction of development milestones, and the level of payments varied significantly from quarter to quarter. The two final milestones of this agreement were approved and paid during fiscal 2001. It is not expected that there will be any additional R&D - DARPA credits recorded for this project after fiscal 2001.

    INTEREST INCOME. Interest income decreased to $423,000 in the nine months ended February 28, 2002 from $739,000 in the nine months ended February 28, 2001, a decrease of 42.8%. The decrease in interest income was primarily related to a lower average rate of return on investments and a lower level of cash and investments.

    OTHER INCOME (EXPENSE), NET. Other expense, net increased to $92,000 in the nine months ended February 28, 2002, from $90,000 in the nine months ended February 28, 2001, an increase of 2.2%.

    INCOME TAX EXPENSE (BENEFIT). Income tax benefit was $835,000 in the nine months ended February 28, 2002, compared with income tax expense of $1.1 million in the nine months ended February 28, 2001. The income tax benefit in the nine months ended February 28, 2002 was primarily due to the tax benefit recorded as a result of losses incurred in the Company's U.S. operations. The income tax expense in the nine months ended February 28, 2001 was primarily due to the tax expense recorded as a result of income earned in the Company's U.S. operations. Such tax benefit will be carried back to previous fiscal years in which the Company paid taxes when its U.S. operations were profitable or carried forward to future fiscal years in which the Company pays taxes when its U.S. operations are profitable. The Company's effective income tax rate did not approximate the statutory tax rates of the jurisdictions in which the Company operates primarily because no tax benefit is being recorded for losses in the Company's Japanese subsidiary.


LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was approximately $1.9 million for the nine months ended February 28, 2002 and net cash provided by operating activities was approximately $2.7 million for the nine months ended February 28, 2001. For the nine months ended February 28, 2002, net cash used in operating activities was due primarily to the net loss of $2.1 million and a decrease in accrued expenses and deferred revenue of $1.5 million, partially offset by a decrease in inventories of $1.5 million. For the nine months ended February 28, 2001, net cash provided by operating activities was due primarily to income before cumulative effect of change in accounting principle of $1.5 million, depreciation expense of $482,000, an increase in accrued expenses and deferred revenue and a decrease in inventories, partially offset by an increase in accounts receivable and a decrease in accounts payable.

    Net cash used in investing activities was approximately $1.9 million for the nine months ended February 28, 2002 and net cash provided by investing activities was approximately $1.6 million for the nine months ended February 28, 2001. The cash used in investing activities during the nine months ended February 28, 2002 was primarily due to the purchase of long-term investments. The cash provided by investing activities during the nine months ended February 28, 2001 was primarily due to the sale of short-term investments.

    Financing activities provided cash of approximately $283,000 in the nine months ended February 28, 2002 and $329,000 in the nine months ended February 28, 2001. Net cash provided by financing activities during the nine months ended February 28, 2002 was primarily due to the proceeds from issuance of common stock and exercise of stock options. Net cash provided by financing activities during the nine months ended February 28, 2001 was primarily due to the proceeds from issuance of common stock and exercise of stock options, partially offset by long-term debt and capital lease principal payments and repurchase of common stock.

    As of February 28, 2002, the Company had working capital of $25.3 million, compared with $28.8 million as of May 31, 2001. Working capital consists of cash and cash equivalents, short-term investments, accounts receivable, inventory and other current assets, less current liabilities.

    The Company announced in August 1998 that its board of directors had authorized the repurchase of up to 1,000,000 shares of its outstanding common shares. The Company may repurchase the shares in the open market or in privately negotiated transactions, from time to time, subject to market conditions. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase program may be interrupted or discontinued at any time. Any such repurchase of shares, if consummated, may use a portion of the Company's working capital. Through February 28, 2002, the Company has repurchased 446,000 shares at an average price of $4.23.

    From time to time, the Company evaluates potential acquisitions of businesses, products or technologies that complement the Company's business. Any such transactions, if consummated, may use a portion of the Company's working capital or require the issuance of equity. The Company has no present understandings, commitments or agreements with respect to any material acquisitions.

    The Company anticipates that the existing cash balance together with anticipated cash provided by operations are adequate to meet its working capital and capital equipment requirements through fiscal 2003. After fiscal 2003, depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required, or, if available, that such financing can be obtained on terms satisfactory to the Company.


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

    Consequently, such forward-looking statements should be regarded solely as the Company's current plans, estimates and beliefs. The Company do not undertake, and specifically decline, any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

    RECENT OPERATING LOSSES. The Company incurred operating losses of $5.2 million and $4.6 million in fiscal 2000 and 1999, respectively. The Company also incurred operating losses of $2.1, $4.2 and $2.4 million in fiscal 1995, 1994 and 1993, respectively. The Company operated profitably from fiscal 1996 to 1998, due to increased net sales that were substantially the result of sales of new products, particularly sales of MTX systems. In fiscal 1998, the Company began to feel an industry slowdown due to uncertainties caused primarily by the financial crisis in Asia and DRAM overcapacity and recorded operating losses in fiscal 1999 and 2000. Although the Company operated profitably in fiscal 2001, a dramatic downturn in the semiconductor equipment industry began in fiscal 2001, resulting in the Company recording significantly lower revenues and operating losses in the first three quarters of fiscal 2002. The Company anticipates that the net sales for the fourth quarter of fiscal 2002 may be less than the net sales in the third quarter of fiscal 2002. There can be no assurance that the Company will be profitable in fiscal 2003 or in later fiscal years.

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

    DEPENDENCE ON MARKET ACCEPTANCE OF FOX SYSTEM. Another element of the Company's strategy is to capture an increasing share of the test equipment market through sales of the FOX wafer-level burn-in and test system. The recently introduced FOX system is designed to simultaneously burn-in and functionally test all of the die on a wafer, and the market for FOX systems is in the very early stages of development. The FOX system was introduced in July 2001, and no shipments have yet been made. The Company's strategy depends, in part, upon its ability to persuade potential customers that the FOX system can successfully contact and functionally test all of the die on a wafer simultaneously, and that this method of testing is cost-effective for the customer. There can be no assurance that the Company's strategy will be successful. The failure of the FOX system to achieve market acceptance would have a material adverse effect on the Company's future business.

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

    CUSTOMER CONCENTRATION. Sales to the Company's five largest customers accounted for approximately 58.8%, 64.3% and 62.7% of its net sales in fiscal 2001, 2000 and 1999, respectively. Sales to the Company's five largest customers accounted for approximately 73.3% of its net sales in the nine months ended February 28, 2002. During fiscal 2001, Texas Instruments and Formosa Advanced Technologies Co. Ltd. accounted for 25.2% and 12.7% of the Company's net sales, respectively. During fiscal 2000, Texas Instruments, Formosa Advanced Technologies Co. Ltd. and First International Computer Inc. accounted for 22.8%, 19.2% and 13.5% of the Company's net sales, respectively. During fiscal 1999, Infineon (formerly the semiconductor group of Siemens), Texas Instruments and Motorola accounted for 21.9%, 18.1% and 11.9% of the Company's net sales, respectively. No other customers represented more than 10% of the Company's net sales for fiscal 2001, 2000 and 1999. The loss of or reduction or delay in orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect the Company's business, financial condition and operating results.

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

    DEPENDENCE ON INTERNATIONAL SALES AND OPERATIONS. Approximately 60.6%, 73.3% and 72.7% of the Company's net sales for fiscal 2001, 2000 and 1999, respectively, were attributable to sales to customers for delivery outside of the United States. A substantial portion of the Company's sales has been in Asia. Turmoil in the Asian financial markets has resulted, and may result in the future, in dramatic currency devaluations, stock market declines, restriction of available credit and general financial weakness. In addition, DRAM prices have sometimes fallen dramatically and will likely do so again in the future. The Company believes that many international semiconductor manufacturers limited capital spending (including the purchase of MTXs) in fiscal 1999, 2001 and fiscal 2002, and that the uncertainty of the DRAM market may cause some manufacturers in the future to continue to delay capital spending plans. Such developments could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    CYCLICALITY OF SEMICONDUCTOR INDUSTRY AND CUSTOMER PURCHASES; RISK OF CANCELLATIONS AND RESCHEDULINGS. The semiconductor and semiconductor equipment industries in general, and the market for DRAMs and other memories in particular, historically have been highly volatile and have experienced periodic downturns and slowdowns. These downturns and slowdowns have adversely affected the Company's operating results in the past and in fiscal 1999, 2000, 2001 and 2002. A large portion of the Company's net sales are attributable to a few customers and therefore a reduction in purchases by one or more customers could materially adversely affect the Company's financial results. Semiconductor equipment companies may experience a significant rate of cancellations and reschedulings of purchase orders, as was the case in the industry in late 1995, early 1996, 1998 and 2001. There can be no assurance that the Company will not be materially adversely affected by future cancellations and reschedulings.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The Company considered the provisions of Financial Reporting Release No. 48 "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity

Instruments." The Company has no holdings of derivative financial or commodity instruments at February 28, 2002.

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

    A majority of the Company's revenue and capital spending is transacted in U.S. dollars. The Company, however, enters into transactions in other currencies, primarily Japanese Yen. Substantially all sales to Japanese customers are denominated in yen. Since the price is determined at the time a purchase order is accepted, the Company is exposed to the risks of fluctuations in the yen-dollar exchange rate during the lengthy period from purchase order to ultimate payment. This exchange rate risk is partially offset to the extent that the Company's Japanese subsidiary incurs yen-denominated expenses. To date, the Company has not invested in instruments designed to hedge currency risks. In addition, the Company's Japanese subsidiary typically carries debt or other obligations due to the Company that may be denominated in either yen or dollars. Since the Japanese subsidiary's financial statements are based in yen and the Company's financial statements are based in dollars, the Japanese subsidiary and the Company recognize foreign exchange gain or loss in any period in which the value of the yen rises or falls in relation to the dollar. A 10% decrease in the value of the yen as compared with the dollar would potentially result in an additional net loss of approximately $161,000.

                     PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

    None.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

Item 5.  OTHER INFORMATION

    None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                (a)  Exhibits

    The Exhibit listed on the accompanying "Index to Exhibits" are filed as part hereof, or incorporated by reference into, the report.

                (b)  Report on Form 8-K

    The Company filed a Form 8-K on February 7, 2002 reporting that a letter to the Company's shareholders of record was sent on or about February 7, 2002.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Aehr Test Systems
                                                    (Registrant)

Date:     April 12, 2002                     /s/  RHEA J. POSEDEL
                                                  ---------------
                                                  Rhea J. Posedel
                                            Chief Executive Officer and
                                        Chairman of the Board of Directors


Date:     April 12, 2002                     /s/  GARY L. LARSON
                                                  --------------
                                                  Gary L. Larson
                                            Vice President of Finance and
                                               Chief Financial Officer

                                 AEHR TEST SYSTEMS
                                 INDEX TO EXHIBITS


Exhibit No.      Description
----------       ------------

   10.1 Letter to Shareholders. (This is incorporated by reference to Exhibit 20 to Aehr Test Systems' Form 8-K filed February 7,
                 2002).