Form 10-K
period 2002-05-31
AEHR TEST SYSTEMS
filed 2002-08-28
CIK 1040470

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                  FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required).
                    For the fiscal year ended May 31, 2002
                                      or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required).
      For the transition period from ________________ to ________________

                      Commission file number: 000-22893.

                       -------------------------------

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

     The aggregate market value of the Registrant's Common Stock, par value $.01 per share, held by non-affiliates of the Registrant, based upon the closing price of $4.199 on July 31, 2002, as reported on the Nasdaq National Market, was approximately $24,524,000. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock (other than such persons of whom the Registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

     The number of shares of Registrant's Common Stock, par value $.01 per share, outstanding at July 31, 2002 was 7,183,786.

Documents Incorporated By Reference

    Certain information required by Items 10, 11, 12 and 13 of this report on Form 10-K is incorporated by reference from the Registrant's proxy statement for the Annual Meeting of Shareholders to be held on October 17, 2002 (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year ended May 31, 2002.

                                AEHR TEST SYSTEMS

                                   FORM 10-K
                          FISCAL YEAR ENDED MAY 31, 2002

                               TABLE OF CONTENTS

                                    PART I
Item  1.      Business ...............................................      3
Item  2.      Properties  ............................................     10
Item  3.      Legal Proceedings ......................................     10
Item  4.      Submission of Matters to a Vote of Security Holders ....     10


                                    PART II

Item  5.      Market for the Registrant's Common Equity and Related
                Shareholder Matters ..................................     11
Item  6.      Selected Financial Data ................................     12
Item  7.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations ............................     13
Item 7a.      Quantitative and Qualitative Disclosures about
                Market Risks .........................................     27
Item  8.      Financial Statements and Supplementary Data ............     28
Item  9.      Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure ..................     46


                                   PART III

Item 10.      Directors and Executive Officers of the Registrant .....     47
Item 11.      Executive Compensation .................................     47
Item 12.      Security Ownership of Certain Beneficial Owners and
                Management ...........................................     47
Item 13.      Certain Relationships and Related Transactions .........     47


                                    PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on
                Form 8-K .............................................     48



              Signatures .............................................     50

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

                                    PART I

Item 1.   Business

THE COMPANY

    Founded in 1977, Aehr Test Systems (a California Corporation) develops, manufactures and sells systems which are designed to reduce the cost of testing DRAMs and other memory devices, perform reliability screening or burn-in of complex logic and memory devices, and enable integrated circuit
(IC) manufacturers to perform test and burn-in of bare die. Leveraging its expertise as a long-time leading provider of burn-in equipment, with over 2,000 systems installed worldwide, the Company has developed and introduced several innovative product families, including the MTX, MAX and FOXTM systems, and the DiePakr carrier. The MTX system is a massively parallel test system designed to reduce the cost of memory testing by performing both test and burn-in on thousands of devices simultaneously. The MAX system can effectively burn-in and functionally test sophisticated devices, such as digital signal processors, microprocessors, microcontrollers and systems-on-a-chip. The FOX system is a full wafer contact burn-in and parallel test system designed to make contact with all pads of a wafer simultaneously, thus enabling full wafer burn-in and parallel test. The DiePak carrier is a reusable, temporary package that enables IC manufacturers to perform cost-effective final test and burn-in of bare die.

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

DYNAMIC AND MONITORED BURN-IN SYSTEMS

    The MAX system is designed for dynamic burn-in of memory and logic devices. The production version holds 64 burn-in boards ("BIBs"), each of which may hold 350 or more devices, resulting in a system capacity of 22,400 or more devices. The MAX system's 48-channel pin electronics and ability to run stored test patterns also allow it to be used for many logic and memory devices. The pin electronics are designed to provide precisely-controlled voltages and signals to the devices on the BIBs and to protect them from damage during the burn-in process. The MAX system features multi-tasking Windows 2000-based software which includes lot tracking and reporting software that are needed for production and military applications. The MAX3 system, introduced in fiscal 1999, increases the pin electronics to 96 channels, and handles the latest low voltage ICs. The MAX3 also has extended stored test program capability for more complete exercise and output monitoring of complex logic devices such as digital signal processors. The output monitor feature allows the MAX3 to perform functional test of devices that contain built-in self-test (BIST) or JTAG scan features. The MAX4 system was introduced in 2001. The MAX4 further extends the capabilities of the MAX3. Like the MAX3, it offers 96 channels and output monitoring. The MAX4 is targeted at devices which require better voltage accuracy and higher current. It can provide up to 200 amps of current per BIB position.

    The ATX system is designed for dynamic and monitored burn-in of high pin-count VLSI devices, including microprocessors, microcontrollers, application-specific ICs ("ASICs"), and certain memory devices. The ATX system uses much of the same software as the MAX system. Its 256-channel pin electronics configuration allows it to handle complex logic devices, and its ability to burn-in different device types in each of the system's 32 BIB positions is useful for quality assurance applications. The Windows 2000-based ATX2, introduced in fiscal 1999, includes a high current feature to allow the system to burn-in more devices, plus an extended pattern generation capability.

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

    The MTX system consists of several subsystems: pattern generation and test electronics, control software, network interface and environmental chamber. The MTX system has an algorithmic test pattern generator which allows it to duplicate most of the tests performed by a traditional memory tester. Pin electronics at each performance test board ("PTB") position are designed to provide accurate signals to the memory ICs being tested and detect whether a device is failing the test. An optional enhanced fault collection capability allows the MTX to identify which cells in a memory IC are failing, resulting in information for engineering characterization of new device types.

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

FULL WAFER CONTACT SYSTEM

    The FOX full wafer contact burn-in and parallel test system, introduced in July 2001, is designed to make contact with all pads of a wafer simultaneously, thus enabling full wafer burn-in and parallel test of ICs. One of the key features of the FOX system is the patent-pending cartridge system. This unique design is intended to accommodate a wide range of contactor technologies. Wafer-level burn-in and test enables lower cost production of Known-Good Die (KGD) for multichip modules and systems-in-a-package.

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

TEST FIXTURES

    The Company manufactures and sells custom designed test fixtures including performance test boards for use with the MTX massively parallel test system, burn-in boards for its dynamic and monitored burn-in systems and test contactors for use with the FOX full wafer contact burn-in and parallel test system. Additionally, the Company has a partnership with Pycon Inc. for the manufacture and direct sale of BIBs and PTBs. PTBs and BIBs hold the devices undergoing test or burn-in and electrically connect the devices under test to the system electronics. The capacity of each PTB or BIB depends on the type of device being tested or burned-in, ranging from several hundred in memory production to as few as eight for high pin-count complex ASIC devices. PTBs and BIBs are sold both with new Aehr Test systems and for use with the Company's installed base of systems. Due to the advanced test requirements of the MTX system, PTBs are substantially more complex than BIBs. The Company has patented certain features of the PTB and FOX test fixtures and to date has licensed several other companies to supply PTBs.

CUSTOMERS

    The Company markets and sells its products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies.

    Sales to the Company's five largest customers accounted for approximately 61.7%, 58.8% and 64.3% of its net sales in fiscal 2002, 2001 and 2000, respectively. During fiscal 2002, Texas Instruments, Formosa Advanced Technologies Co. Ltd. and ASE Test, Inc. accounted for 22.3%, 17.1% and 11.1% of the Company's net sales, respectively. During fiscal 2001, Texas Instruments and Formosa Advanced Technologies Co. Ltd. accounted for 25.2% and 12.7% of the Company's net sales, respectively. During fiscal 2000, Texas Instruments, Formosa Advanced Technologies Co. Ltd. and First International Computer Inc. accounted for 22.8%, 19.2% and 13.5% of the Company's net sales, respectively. No other customers represented more than 10% of the Company's net sales for any of such periods. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. In addition, sales to particular customers may fluctuate significantly from quarter to quarter. The loss of or reduction or delay in orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect the Company's business, financial condition and operating results.

MARKETING, SALES AND CUSTOMER SUPPORT

    The Company has sales and service operations in the United States, Japan and Germany, a sales and support operation in Taiwan, and has established a network of distributors and sales representatives in certain key parts of the world.

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

BACKLOG

    As of May 31, 2002 and 2001, the Company's backlog was $3.9 million and $2.3 million, respectively. The increase in backlog was primarily the result of the receipt of an order for the Company's wafer-level tester development project. The Company's backlog consists of product orders for which confirmed purchase orders have been received and which are scheduled for shipment within 12 months. At May 31, 2002, the Company's backlog also consisted of product development orders totaling $1.8 million, for which confirmed purchase orders have been received and which are scheduled to be completed prior to August 31, 2003. Most orders are subject to rescheduling or cancellation by the customer with limited penalties. Because of the possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments or development projects, the Company's backlog as of a particular date may not be indicative of net sales for any succeeding period.

RESEARCH AND PRODUCT DEVELOPMENT

    The Company historically has devoted a significant portion of its financial resources to research and development programs and expects to continue to allocate significant resources to these efforts. The Company's research and development expenses during fiscal 2002, 2001 and 2000 were approximately $4.0 million, $5.0 million and $5.4 million, respectively.

    The Company conducts ongoing research and development to develop new products and to support and enhance existing product lines. The Company is currently developing capability and performance enhancements to the MTX, MAX, ATX and FOX systems for future generation ICs. The Company is also developing DiePak carriers to accommodate additional types of devices.

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

    The Company relies on subcontractors to manufacture many of the components or subassemblies used in its products. The Company's MTX, MAX, ATX and FOX systems and DiePak carriers contain several components, including environmental chambers, power supplies, wafer contactors, signal distribution substrates and certain ICs, which are currently supplied by only one or a limited number of suppliers. The Company's reliance on subcontractors and single source suppliers involves a number of significant risks, including the loss of control over the manufacturing process, the potential absence of adequate capacity and reduced control over delivery schedules, manufacturing yields, quality and costs. In the event that any significant subcontractor or single source supplier was to become unable or unwilling to continue to manufacture subassemblies, components or parts in required volumes, the Company would have to identify and qualify acceptable replacements. The process of qualifying subcontractors and suppliers could be lengthy, and no assurance can be given that any additional sources would be available to the Company on a timely basis. Any delay, interruption or termination of a supplier relationship could have a material adverse effect on the Company's business, financial condition and operating results.

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

    Because the Company's MTX system performs burn-in and many of the functional tests performed by memory testers, the MTX system faces intense competition from burn-in system suppliers and traditional memory tester suppliers. The market for burn-in systems is highly fragmented, with many domestic and international suppliers. Some users, such as independent test labs, build their own burn-in systems, and some other users, particularly large Asian IC manufacturers, acquire burn-in systems from captive or affiliated suppliers. Competing suppliers of burn-in and functional test systems include Ando Corporation, Japan Engineering Company and Reliability Incorporated. In addition, suppliers of memory test equipment including Advantest Corporation and Teradyne, Inc. may seek to offer competitive parallel test systems in the future.

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

    The Company expects its DiePak products will face significant competition. The Company believes that several companies have developed or are developing other products which are intended to enable burn-in and test of bare die. As the bare die market develops, the Company expects that other competitors will emerge. The DiePak products also face severe competition from other alternative test solutions. The Company expects that the primary competitive factors in this market will be cost, performance, reliability and assured supply.

    The Company's test fixture products face numerous competitors. There are limited barriers to entry into the BIB market, and as a result, many companies design and manufacture BIBs, including BIBs for use with the Company's MAX and ATX systems. The Company's strategy is to provide higher performance BIBs, and the Company generally does not compete to supply lower cost, low performance BIBs. The Company also has a partnership with Pycon Inc. for the manufacture and direct sale of BIBs and PTBs. Both companies will jointly market and sell the BIBs and PTBs. The Company has granted royalty-bearing licenses to several companies to make PTBs for use with its MTX systems, in order to assure customers of a second source of supply, and the Company may license others as well. Sales of PTBs by licensees result in royalties to the Company but reduce the Company's own sales of PTBs.

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

PROPRIETARY RIGHTS

    The Company relies primarily on the technical and creative ability of its personnel, its proprietary software, and trade secret and copyright protection, rather than on patents, to maintain its competitive position.
The Company's proprietary software is copyrighted and licensed to the Company's customers. The Company currently holds eight issued United States patents and has several additional United States patent applications and foreign patent applications pending. The Company currently has one United States trademark registration. One issued patent covers the method used to connect the PTBs with the MTX system.

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

EMPLOYEES

    As of July 31, 2002, the Company, its two foreign subsidiaries and one branch office employed 94 persons full-time, of whom 27 were engaged in research, development, and related engineering, 27 in manufacturing, 26 in marketing, sales, and customer support, and 14 in general administration and finance. In addition, the Company from time to time employs a number of part-time employees and contractors, particularly in manufacturing. The Company's success is in part dependent on its ability to attract and retain highly skilled workers, who are in high demand. None of the Company's employees is represented by a union and the Company has never experienced a work stoppage. Management considers its relations with its employees to be good.


GEOGRAPHIC AREAS

    The Company operates in several geographic areas. Selected financial information is included in Part II, Item 8, Note 12 "Segment Information" and certain risks related to such operations are discussed in Part II, Item 7, under the heading "Dependence on International Sales and Operations."


                                  MANAGEMENT

EXECUTIVE OFFICERS AND DIRECTORS

    The directors of the Company are elected annually. The executive officers of the Company serve with no specific term of office. The executive officers and directors of the Company are as follows:

Name of Executive Officer   Age       Positions with the Company
--------------------------  ----  -----------------------------------
Rhea J. Posedel............  60   Chief Executive Officer and
                                    Chairman of the Board of Directors

Carl J. Meurell............  42   President and Chief Operating Officer

Gary L. Larson.............  52   Vice President of Finance and Chief
                                    Financial Officer

Carl N. Buck...............  50   Vice President of Contactor Business Group

David S. Hendrickson.......  45   Vice President of Engineering

Christopher S. Noe.........  46   Vice President of Sales

Kunio Sano.................  46   President, Aehr Test Systems Japan K.K.

Robert R. Anderson (1).....  64   Director

William W. R. Elder (1)(2).  63   Director

Mukesh Patel (1)...........  44   Director

Mario M. Rosati (2)........  56   Director and Secretary

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

    CARL N. BUCK joined the Company as a Product Marketing Manager in 1983 and held various positions until he was elected Vice President of Engineering in November 1992, Vice President of Research and Development Engineering in November 1996, Vice President of Marketing in September 1997 and Vice President of Contactor Business Group in May 2002. From 1978 to 1983, Mr. Buck served as Product Marketing Manager at Intel Corporation, an integrated circuit and microprocessor company. Mr. Buck received a B.S.E.E. from Princeton University, an M.S. in Electrical Engineering from the University of Maryland and an M.B.A. from Stanford University.

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

    ROBERT R. ANDERSON was appointed to the Company's Board of Directors in October 2000. Mr. Anderson is a private investor. From January 1994 to January 2001, he was Chairman of Silicon Valley Research, Inc., a semiconductor design automation software company, and its Chief Executive Officer from December 1996 to August 1998, and from April 1994 to July 1995. He also served as Chairman of Yield Dynamics, Inc., a private semiconductor process control software company, from October 1998 to October 2000, and as Chief Executive Officer from October 1998 to April 2001. Mr. Anderson co-founded KLA Instruments Corporation, now KLA-Tencor Corporation, a supplier of semiconductor process control systems, in 1975 and served in various capacities including Chief Operating Officer, Chief Financial Officer, Vice Chairman and Chairman before he retired from that company in 1994. Mr. Anderson is a director of MKS Instruments, Inc., Metron Technology N.V. and Trikon Technologies, Inc. He also serves as a director for two private development stage companies, and as a trustee of Bentley College.

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

    MUKESH PATEL was appointed to the Company's Board of Directors in June 1999. Mr. Patel co-founded SMART Modular Technologies, Inc., where he served on its Board of Directors since its inception and he acted in various executive capacities from 1989 to 1999. Mr. Patel holds a B.S. degree in Engineering with emphasis on digital electronics from Bombay University, India. Mr. Patel is a director of Sparkolor Corp., Nazomi Communications Inc., and Parama Networks.

    MARIO M. ROSATI has been a director of the Company since 1977. He is a member of the law firm Wilson Sonsini Goodrich & Rosati, Professional Corporation which he joined in 1971. Mr. Rosati is a graduate of Boalt Hall, University of California at Berkeley. Mr. Rosati is a director of Genus, Inc., interWAVE Communications International, Ltd., Sanmina Corporation, Symyx Technologies, Inc., The Management Network Group, Inc., and Vivus Inc., as well as several privately-held companies.

DIRECTORS' COMPENSATION AND OTHER ARRANGEMENTS

    Rhea J. Posedel, the only inside director of the Company, does not receive any cash compensation for his services as a member of the Board of Directors. Each outside director receives (1) an annual retainer of $5,000,
(2) $1,000 for each regular board meeting he attends, and (3) $500 for each committee meeting he attends if not held in conjunction with a regular board meeting, in addition to being reimbursed for certain expenses incurred in attending Board and committee meetings. An inside director is a director who is a regular employee of the Company, whereas an outside director is not an employee of the Company. Directors are eligible to participate in the Company's stock option plans. In fiscal 2000, outside directors William Elder, Mario Rosati, David Torresdal and Mukesh Patel were each granted options to purchase 5,000 shares at $5.06 per share and an additional option to purchase 15,000 shares at $3.88 per share was granted to Mukesh Patel. In fiscal 2001, outside directors William Elder, Mario Rosati and Mukesh Patel were each granted options to purchase 5,000 shares at $6.25 per share, additional options to purchase 20,000 shares at $4.00 per share were each granted to William Elder and Mario Rosati, and an option to purchase 15,000 shares at $6.00 was granted to outside director Robert Anderson. In fiscal 2002, outside directors William Elder, Mario Rosati, Mukesh Patel and Robert Anderson were each granted options to purchase 5,000 shares at $3.85 per share.

    The Board of Directors has a Compensation Committee and an Audit Committee. The Compensation Committee makes recommendations to the Board of Directors regarding executive compensation matters, including decisions relating to salary and bonus and grants of stock options. The Audit Committee approves the appointment of the Company's independent accountants, reviews the results and scope of annual audits and other accounting related services, and reviews and evaluates the Company's internal control functions.


Item 2.   Properties

    The Company's principal administrative and production facilities are located in Fremont, California, in a 51,289 square foot building. The lease on this building expires in December 2009; the Company has an option to extend the lease of its headquarters building for an additional five year period at rates to be determined. The Company's Japan facility is located in Tokyo in a 4,294 square foot building under a lease which expires in 2004. The Company leases a sales and support office on a month-to-month basis in Utting, Germany. The Company leases a sales and support office in Hsinchu, Taiwan under a lease which expires in 2004. The Company's and its subsidiaries' annual rental payments currently aggregate approximately $730,000. The Company believes that alternate facilities would be available if needed.


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

                                                        High       Low
                                                      --------- ---------
Fiscal 2002:
 First quarter ended August 31, 2001................    $4.95     $4.00
 Second quarter ended November 30, 2001.............     4.20      3.53
 Third quarter ended February 28, 2002..............     4.55      3.30
 Fourth quarter ended May 31, 2002..................     5.95      4.05

Fiscal 2001:
 First quarter ended August 31, 2000................    $8.00     $5.50
 Second quarter ended November 30, 2000.............     7.50      4.50
 Third quarter ended February 28, 2001..............     6.25      3.50
 Fourth quarter ended May 31, 2001..................     4.75      3.18

    At August 7, 2002, the Company had 140 holders of record of its Common Stock. The Company estimates the number of beneficial owners of the Company's Common Stock at August 7, 2002 to be 1,005.

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

Item 6.   Selected Financial Data (in thousands except per share data):

                                                                   Fiscal Year Ended May 31,
                                                   ------------------------------------------------------
                                                       2002       2001       2000       1999       1998
                                                   ---------- ---------- ---------- ---------- ----------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net sales.....................................        $12,568    $31,039    $24,505    $18,146    $40,805
Cost of sales.................................          6,488     17,923     17,267     12,201     24,359
                                                   ---------- ---------- ---------- ---------- ----------
Gross profit..................................          6,080     13,116      7,238      5,945     16,446
                                                   ---------- ---------- ---------- ---------- ----------
Operating expenses:
  Selling, general and administrative.........          6,547      7,262      7,930      6,892      8,618
  Research and development....................          4,036      4,982      5,367      4,918      4,529
  Research and development cost
    reimbursement--DARPA .....................              -       (600)      (866)    (1,233)      (900)
                                                   ---------- ---------- ---------- ---------- ----------
    Total operating expenses..................         10,583     11,644     12,431     10,577     12,247
                                                   ---------- ---------- ---------- ---------- ----------
Income (loss) from operations.................         (4,503)     1,472     (5,193)    (4,632)     4,199

Interest income...............................            520        971        985      1,199      1,048
Interest expense..............................              -         (7)       (11)       (15)      (144)
Other income (expense), net...................            (43)        98        498        441       (364)
                                                   ---------- ---------- ---------- ---------- ----------
Income (loss) before income taxes.............         (4,026)     2,534     (3,721)    (3,007)     4,739

Income tax expense (benefit)..................          1,241      1,046     (1,116)      (677)     2,334
                                                   ---------- ---------- ---------- ---------- ----------
Income (loss) before cumulative effect
  of change in accounting principle...........         (5,267)     1,488     (2,605)    (2,330)     2,405

Cumulative effect of change in accounting
  principle - net of tax......................              -     (1,629)         -          -          -
                                                   ---------- ---------- ---------- ---------- ----------
Net income (loss).............................        $(5,267)   $  (141)   $(2,605)   $(2,330)   $ 2,405
                                                   ========== ========== ========== ========== ==========

Income (loss) per share before cumulative
  effect of change in accounting principle:
  Basic.......................................        $ (0.74)   $  0.21    $ (0.38)   $ (0.34)    $ 0.38
  Diluted.....................................        $ (0.74)   $  0.21    $ (0.38)   $ (0.34)    $ 0.36

Net income (loss) per share:
  Basic.......................................        $ (0.74)   $ (0.02)   $ (0.38)   $ (0.34)    $ 0.38
  Diluted.....................................        $ (0.74)   $ (0.02)   $ (0.38)   $ (0.34)    $ 0.36

Shares used in per share calculation
  Basic.......................................          7,151      7,074      6,813      6,854      6,327
  Diluted.....................................          7,151      7,179      6,813      6,854      6,761

The following are unaudited pro forma amounts with the change in accounting principle related to revenue recognition applied retroactively to fiscal years prior to 2001:

                                                                           May 31,
                                                   ------------------------------------------------------
                                                       2002       2001       2000       1999       1998
                                                   ---------- ---------- ---------- ---------- ----------
Net sales.....................................        $12,568    $31,039    $22,580    $17,532       *
Net income (loss).............................         (5,267)     1,488     (3,837)    (2,723)      *
Net income (loss) per share:
  Basic.......................................        $ (0.74)   $  0.21    $ (0.56)   $ (0.40)      *
  Diluted.....................................        $ (0.74)   $  0.21    $ (0.56)   $ (0.40)      *

                                                                           May 31,
                                                   ------------------------------------------------------
                                                       2002       2001       2000       1999       1998
                                                   ---------- ---------- ---------- ---------- ----------
CONSOLIDATED BALANCE SHEETS DATA:
Cash and cash equivalents.....................        $ 7,485    $10,391    $ 8,323    $ 5,336    $ 6,748
Working capital...............................         25,952     28,752     30,400     31,016     36,885
Total assets..................................         33,818     39,592     40,729     41,187     47,105
Long-term obligations, less current portion...            259        185        382        391        168
Total shareholders' equity....................         29,885     34,807     34,305     36,678     39,964

Note: In fiscal 2001, the Company changed its accounting method for recognizing revenue to comply with Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101").

* Data are not available to provide pro forma information for this year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements and the related notes included elsewhere in this Annual Report on Form 10-K.

    This Management's Discussion and Analysis section and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statement of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the ability of the Company to retain and motivate key employees; the timely development, production and acceptance of products and services and their feature sets; the challenge of managing asset levels, including inventory; the flow of products into third-party distribution channels; the difficulty of keeping expense growth at modest levels while increasing revenues; and other risks that are described from time to time in the Company's Securities and Exchange Commission reports, including but not limited to this annual report on Form 10-K for the fiscal year ended May 31, 2002 and subsequently filed reports. The Company assumes no obligation and does not intend to update these forward-looking statements.

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

    The Company's net sales consist primarily of sales of systems, die carriers, test fixtures, upgrades and spare parts and revenues from service contracts. The Company's selling arrangements may include contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. As a result, effective June 1, 2000, to comply with the provisions of SAB 101, the Company recognizes revenue upon shipment and defers recognition of revenue for any amounts subject to acceptance until such acceptance occurs. The amount of revenue deferred is the greater of the fair value of the undelivered element or the contractual agreed to amounts. Prior to June 1, 2000, revenue for all products except royalties was recognized upon shipment of product provided no significant obligations remained and collectability was assured. Provisions for the estimated future cost of warranty and installation are recorded at the time the products are shipped.

    A substantial portion of the Company's net sales is derived from the sale of products for overseas markets. Consequently, an increase in the value of the U.S. Dollar relative to foreign currencies would increase the cost of the Company's products compared to products sold by local companies in such markets. Although most sales to European customers are denominated in dollars, substantially all sales to Japanese customers are denominated in yen. Since the price is determined at the time a purchase order is accepted, the Company is exposed to the risks of fluctuations in the yen-dollar exchange rate during the lengthy period from purchase order to ultimate payment. The length of time between receipt of order and ultimate payment typically ranges from six to twelve months. The exchange rate risk is partially offset to the extent the Company's Japanese subsidiary incurs yen-denominated expenses. To date, the Company has not invested in instruments designed to hedge currency risks, but it may do so in the future. The Company's Japanese subsidiary typically carries debt or other obligations due to the Company that may be denominated in either yen or dollars. Since the financial statements of the Japanese subsidiary are based in yen and the Company's financial statements are based in dollars, the Japanese subsidiary and the Company recognize income or loss in any period in which the value of the yen rises or falls in relation to the dollar.

    In accordance with SFAS 86, the Company capitalizes its systems software development costs incurred after a system achieves technological feasibility and before first commercial shipment. Such costs typically represent a small portion of total research and development costs. No system software development costs were capitalized or amortized in fiscal 2002, 2001 and 2000.

CRITICAL ACCOUNTING POLICIES

    The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, long-term service contracts, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

    The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

    The Company's revenue recognition policy is significant because revenue is a key component of the results of operations. The Company's revenue consists primarily of sales of systems, die carriers, test fixtures, upgrades and spare parts and revenues from service contracts. The Company recognizes revenue upon shipment and defers recognition of revenue for any amounts subject to acceptance until such acceptance occurs. The amount of revenue deferred is the greater of the fair value of the undelivered element or the contractual agreed to amounts. Royalty revenue related to Performance Test Boards licensing income is recognized when paid by the licensee. This income is recorded in net sales. Provisions for the estimated future cost of warranty and installation are recorded at the time the products are shipped.

    In addition, the Company's revenue recognition determines the timing of certain expenses, such as commissions and royalties. The Company follows very specific and detailed guidelines in measuring revenue in accordance with SAB 101; however, certain judgments affect the application of the revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause the operating results to vary significantly from quarter to quarter and could result in future operating losses. The Company's revenue recognition policy is further affected by estimated reductions to revenue for special pricing agreements, price protection, promotions and other volume-based incentives. If market conditions were to decline, the Company may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial conditions of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

RESULTS OF OPERATIONS

    The following table sets forth statements of operations data as a percentage of net sales for the periods indicated.

                                                      Year Ended May 31,
                                                ----------------------------
                                                   2002     2001     2000
                                                --------- --------- --------
Net sales ................................        100.0 %   100.0 %  100.0 %
Cost of sales ............................         51.6      57.7     70.5
                                                --------- --------- --------
Gross profit .............................         48.4      42.3     29.5

Operating expenses:
  Selling, general and administrative.....         52.1      23.4     32.3
  Research and development................         32.1      16.1     21.9
  Research and development cost
    reimbursement--DARPA..................           --      (1.9)    (3.5)
                                                --------- --------- --------
    Total operating expenses..............         84.2      37.6     50.7
                                                --------- --------- --------
    Income (loss) from operations.........        (35.8)      4.7    (21.2)

Interest income...........................          4.1       3.1      4.0
Interest expense..........................           --      (0.0)    (0.0)
Other income (expense), net...............         (0.3)      0.3      2.0
                                                --------- --------- --------
    Income (loss) before income taxes.....        (32.0)      8.1    (15.2)

Income tax expense (benefit)..............          9.9       3.4     (4.6)
                                                --------- --------- --------
Income (loss) before cumulative effect
  of change in accounting principle.......        (41.9)      4.7    (10.6)

Cumulative effect of change in accounting
  principle - net of tax..................           --      (5.2)      --
                                                --------- --------- --------
Net loss..................................        (41.9)%    (0.5)%  (10.6)%
                                                ========= ========= ========

FISCAL YEAR ENDED MAY 31, 2002 COMPARED TO FISCAL YEAR ENDED MAY 31, 2001

    NET SALES. Net sales consist primarily of sales of systems, die carriers, test fixtures, upgrades and spare parts and revenues from service contracts. Net sales decreased to $12.6 million in the fiscal year ended May 31, 2002 from $31.0 million in the fiscal year ended May 31, 2001, a decrease of 59.5%. The decrease in net sales in fiscal 2002 was primarily the result of reduced capital spending by the Company's customers, as a result of the continuing semiconductor industry downturn, which resulted in decreases in sales of dynamic burn-in products of approximately $15.1 million and MTX products of approximately of $3.7 million.

    GROSS PROFIT. Gross profit consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit decreased to $6.1 million in the fiscal year ended May 31, 2002 from $13.1 million in the fiscal year ended May 31, 2001, a decrease of 53.6%. Gross profit margin increased to 48.4% in the fiscal year ended May 31, 2002 from 42.3% in the fiscal year ended May 31, 2001. The increase in gross profit margin was primarily the result of a change in product mix, resulting in lower material costs as a percentage of net sales, partially offset by an increase in manufacturing overhead as a percentage of sales, resulting from a lower level of net sales.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related costs of employees, customer support costs, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses decreased to $6.5 million in the fiscal year ended May 31, 2002 from $7.3 million in the fiscal year ended May 31, 2001, a decrease of 9.8%. The decrease in SG&A expenses was primarily due to decreases in employment related expenses and product support expenses of $261,000 and $226,000, respectively. As a percentage of net sales, SG&A expenses increased to 52.1% in the fiscal year ended May 31, 2002 from 23.4% in the fiscal year ended May 31, 2001, reflecting lower net sales.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses decreased to $4.0 million in the fiscal year ended May 31, 2002 from $5.0 million in the fiscal year ended May 31, 2001, a decrease of 19.0%. The decrease in R&D expenses was primarily due to decreases in employment related expenses of $352,000 and facilities expenses of $230,000. As a percentage of net sales, R&D expenses increased to 32.1% in the fiscal year ended May 31, 2002 from 16.1% in the fiscal year ended May 31, 2001, reflecting lower net sales.

    RESEARCH AND DEVELOPMENT COST REIMBURSEMENT - DARPA. Research and development cost reimbursement - DARPA ("R&D - DARPA") is a credit representing reimbursements by DARPA of costs incurred in the Company's wafer-level burn-in development project. R&D - DARPA was nil in the fiscal year ended May 31, 2002, compared to $600,000 in the fiscal year ended May 31, 2001. Payments by DARPA depended on satisfaction of development milestones, and the level of payments varied significantly from fiscal year to fiscal year. The two final milestones of this agreement were approved and paid during fiscal 2001. It is not expected that there will be any additional R&D - DARPA credits recorded for this project after fiscal 2001.

    In 1994, the Company entered into a cost-sharing agreement with DARPA, a U.S. government agency, under which DARPA provided co-funding for the development of wafer-level burn-in and test equipment. The contract provided for potential payments by DARPA totaling up to $6.5 million. The agreement provided that (i) the Company shall retain title to all co-funded inventions,
(ii) DARPA will receive a paid-up license to use the inventions for government purposes and (iii) DARPA can require the Company to license the inventions to third parties on reasonable terms if the Company fails to adequately commercialize the inventions. DARPA payments are reflected as credits to research and development expenses.

    INTEREST INCOME. Interest income decreased to $520,000 in the fiscal year ended May 31, 2002 from $971,000 in the fiscal year ended May 31, 2001, a decrease of 46.4%. The decrease in interest income was primarily related to a lower average rate of return on investments and a lower level of cash and investments.

    INTEREST EXPENSE. Interest expense was nil in the fiscal year ended May 31, 2002, compared with interest expense of $7,000 in the fiscal year ended May 31, 2001, primarily the result of the full repayment of outstanding debt in the fourth quarter of fiscal 2001.

    OTHER INCOME (EXPENSE), NET. Other expense, net was $43,000 in the fiscal year ended May 31, 2002, compared with other income, net of $98,000 in the fiscal year ended May 31, 2001. The decrease in other income (expense), net was primarily due to the recognition of less income recorded in the fiscal year ended May 31, 2002 related to the Company's 25% interest in ESA Electronics PTE Ltd.

    INCOME TAX EXPENSE (BENEFIT). Income tax expense was $1.2 million in the fiscal year ended May 31, 2002, compared with income tax expense of $1.0 million in the fiscal year ended May 31, 2001. The income tax expense in the fiscal year ended May 31, 2002 was primarily due to a non-cash charge of $2.5 million recorded in the fourth quarter associated with increasing the valuation allowance against deferred tax assets. SFAS 109 requires the Company to evaluate the uncertainty of utilizing the deferred tax assets.
The income tax expense in the fiscal year ended May 31, 2001 was primarily due to the tax expense recorded as a result of income earned in the Company's U.S. operations. The Company's effective income tax rate did not approximate the statutory tax rates of the jurisdictions in which the Company operates primarily because no tax benefit is being recorded for losses in the Company's U.S. operation and its Japanese subsidiary.

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

    GROSS PROFIT. Gross profit increased to $13.1 million in the fiscal year ended May 31, 2001 from $7.2 million in the fiscal year ended May 31, 2000, an increase of 81.2%. Gross profit margin increased to 42.3% in the fiscal year ended May 31, 2001 from 29.5% in the fiscal year ended May 31, 2000.
The increase in gross profit margin was primarily the result of a change in product mix, resulting in lower material costs as a percentage of net sales, and a decrease in provision for inventory reserves, partially offset by an increase in the provision for warranty.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased to $7.3 million in the fiscal year ended May 31, 2001 from $7.9 million in the fiscal year ended May 31, 2000, a decrease of 8.4%. The decrease in SG&A expenses was primarily due to a decrease in product support expenses. As a percentage of net sales, SG&A expenses decreased to 23.4% in the fiscal year ended May 31, 2001 from 32.3% in the fiscal year ended May 31, 2000, reflecting higher net sales.

    RESEARCH AND DEVELOPMENT. Research and development expenses decreased to $5.0 million in the fiscal year ended May 31, 2001 from $5.4 million in the fiscal year ended May 31, 2000, a decrease of 7.2%. The decrease in R&D expenses was primarily due to a decrease in project material expenses. As a percentage of net sales, R&D expenses decreased to 16.1% in the fiscal year ended May 31, 2001 from 21.9% in the fiscal year ended May 31, 2000, reflecting higher net sales.

    RESEARCH AND DEVELOPMENT COST REIMBURSEMENT - DARPA. Research and development cost reimbursement - DARPA decreased to $600,000 in the fiscal year ended May 31, 2001 from $866,000 in the fiscal year ended May 31, 2000, a decrease of 30.7%. Payments by DARPA depended on satisfaction of development milestones, and the level of payments varied significantly from fiscal year to fiscal year. The two final milestones of this agreement were approved and paid during fiscal 2001.

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

ACCOUNTING CHANGE

    In May 2001, the Company changed its accounting method for recognizing revenue on sales with an effective date of June 1, 2000. The Company's selling arrangements may include contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. As a result, effective June 1, 2000, to comply with the provisions of SAB 101, the Company recognizes revenue upon shipment and defers recognition of revenue for any amounts subject to acceptance until such acceptance occurs. The amount of revenue deferred is the greater of the fair value of the undelivered element or the contractual agreed to amounts. Prior to June 1, 2000, revenue for all products except royalties was recognized upon shipment of product provided no significant obligations remained and collectability was assured. Provisions for the estimated future cost of warranty and installation were recorded at the time the products were shipped. As a result of this change, the Company recorded a non-recurring charge of $1.6 million for the cumulative effect of a change in accounting principle due to the adoption of SAB 101. This amount represents contracts subject to acceptance and the fair value of installation on systems that shipped prior to fiscal 2001, but did not receive final customer acceptance or were not installed until after fiscal 2000, net of tax.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary source of liquidity has been generated from the Company's August 1997 initial public offering, which resulted in net proceeds to the Company of approximately $26.8 million. As of May 31, 2002, the Company had $15.5 million in cash and short-term investments.

    Net cash used in operating activities was approximately $226,000 for the fiscal year ended May 31, 2002, and net cash provided by operating activities was $1.0 million for the fiscal year ended May 31, 2001. For the fiscal year ended May 31, 2002, net cash used in operating activities was due primarily to the net loss of $5.3 million, partially offset by decreases in accounts receivable of $2.7 million, deferred income taxes of $1.6 million and inventory of $1.5 million. For the fiscal year ended May 31, 2001, net cash provided by operating activities was due to net income before cumulative effect of change in accounting principle of $1.5 million, non-cash depreciation expense of $651,000, a decrease in inventories and an increase in accrued expenses and deferred revenue, offset by an increase in accounts receivable and a decrease in accounts payable.

    Net cash used in investing activities was approximately $3.0 million for the fiscal year ended May 31, 2002, and net cash provided by investing activities was approximately $1.0 million for the fiscal year ended May 31, 2001. Net cash used in investing activities for the fiscal year ended May 31, 2002 was primarily due to the purchase of short-term investments, partially offset by the sale of long-term investments. Net cash provided by investing activities during the fiscal year ended May 31, 2001 was primarily due to the sale of short-term investments, partially offset by the purchase of long-term investments.

    Financing activities provided cash of approximately $338,000 in the fiscal year ended May 31, 2002 and $301,000 in the fiscal year ended May 31, 2001. Net cash provided by financing activities for the fiscal year ended May 31, 2002 was primarily due to proceeds from issuance of common stock and exercise of stock options, partially offset by the Company's repurchase of 35,500 of its outstanding common shares at an average price of $3.98. Net cash provided by financing activities for the fiscal year ended May 31, 2001 was primarily due to proceeds from issuance of common stock and exercise of stock options, partially offset by the Company's repurchase of 98,800 of its outstanding common shares at an average price of $4.71 and principal repayments of the Company's long-term debt and capital lease obligation.

    As of May 31, 2002, the Company had working capital of $26.0 million, compared with $28.8 million as of May 31, 2001. Working capital consists of cash and cash equivalents, short-term investments, accounts receivable, inventory and other current assets, less current liabilities.

    The Company announced in August 1998 that its board of directors had authorized the repurchase of up to 1,000,000 shares of its outstanding common shares. The Company may repurchase the shares in the open market or in privately negotiated transactions, from time to time, subject to market conditions. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase program may be interrupted or discontinued at any time. Any such repurchase of shares, if consummated, may use a portion of the Company's working capital. As of May 31, 2002, the Company had repurchased 446,000 shares at an average price of $4.23. Shares repurchased by the Company are cancelled.

    The Company leases most of its manufacturing and office space under operating leases. The Company entered into a non-cancelable operating lease agreement for its United States manufacturing and office facilities, which commenced in December 1999 and expires in December 2009. Under the lease agreement, the Company is responsible for payments of utilities, taxes and insurance.

    Minimum annual rentals payments under operating leases in each of the next five fiscal years and thereafter are as follows (in thousands):

                                               Payments Due by Period
                             ---------------------------------------------------------
                               Total    2003   2004   2005   2006   2007   Thereafter
                             --------- ------ ------ ------ ------ ------ ------------
Operating Leases.............  $5,944   $726   $740   $752   $765   $791     $2,170

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

    In July 21, 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization.
In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company expects that the initial application of SFAS 142 will not have a material impact on its financial statements.

    In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-lived Assets". The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of, " and to develop a single accounting model, based on the framework established by SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Although SFAS 144 supersedes SFAS 121, it retains some fundamental provisions of SFAS 121.
SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company expects that the initial application of SFAS 144 will not have a material impact on its financial statements.

    In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Exit or Disposal Activities". SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 but early application is encouraged. The provisions of EITF Issue No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF Issue No. 94-3 prior to the adoption of SFAS 146. Adopting the provisions of SFAS 146 will change, on a prospective basis, the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

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

    Consequently, such forward-looking statements should be regarded solely as the Company's current plans, estimates and beliefs. The Company does not undertake, and specifically declines, any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
                                      19

     FLUCTUATIONS IN OPERATING RESULTS. The Company has experienced and expects to continue to experience significant fluctuations in its quarterly and annual operating results. During fiscal 2002 and 2001, quarterly net sales have been as low as $2.8 million and as high as $9.0 million, and gross margins for quarterly sales have fluctuated between 37.8% and 52.1%. The Company's future operating results will depend upon a variety of factors, including the timing of significant orders, the mix of products sold, changes in pricing by the Company, its competitors, customers or suppliers, the length of sales cycles for the Company's products, timing of new product announcements and releases by the Company and its competitors, market acceptance of new products and enhanced versions of the Company's products, capital spending patterns by customers, manufacturing inefficiencies associated with new product introductions by the Company, the Company's ability to produce systems and products in volume and meet customer requirements, product returns and customer acceptance of product shipments, volatility in the Company's targeted markets, political and economic instability, natural disasters, regulatory changes, possible disruptions caused by expanding existing facilities or moving into new facilities, expenses associated with acquisitions and alliances, and various competitive factors, including price-based competition and competition from vendors employing other technologies. The Company's gross margins have varied and will continue to vary based on a variety of factors, including the mix of products sold, sales volume, and the amount of products sold under volume purchase arrangements, which tend to have lower selling prices. Accordingly, past performance may not be indicative of future performance.

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

    RECENT OPERATING LOSSES. The Company incurred operating losses of $4.5 million, $5.2 million and $4.6 million in fiscal 2002, 2000 and 1999, respectively. The Company operated profitably in fiscal 2001 and from fiscal 1996 to 1998, due to increased net sales that were substantially the result of sales of new products, particularly sales of MTX systems. In fiscal 1998, the Company began to feel an industry slowdown due to uncertainties caused primarily by the financial crisis in Asia and DRAM overcapacity and recorded operating losses in fiscal 1999 and 2000. Beginning in the second half of fiscal 2001, the Company has experienced a sharp and severe industry downturn and recorded an operating loss in fiscal 2002. The Company anticipates that operating loss in the first quarter of fiscal 2003 will be somewhat similar to the operating loss in the fourth quarter of fiscal 2002. Given that the semiconductor equipment market is down more sharply and severely than the Company had anticipated, there can be no assurance that the Company's net sales and operating results will not continue to be further impacted by this prolonged downturn in the semiconductor equipment market and global economy.

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

    Market acceptance of the MTX system is subject to a number of risks. Through the end of fiscal 2002, several companies purchased evaluation units of the MTX system, but only three customers have purchased production quantities. There are no long-term volume purchase commitments with any of these customers. There can be no assurance that these customers will continue to purchase MTX systems for their production facilities. Since most potential customers have successfully relied on memory testers for many years and their personnel understand the use and maintenance of such systems, the Company anticipates that they may be reluctant to change their procedures in order to transfer test functions to the MTX system. Before a customer will transfer test functions to the MTX, the test programs must be translated for use with the MTX and lengthy correlation tests must be performed. Correlation testing may take up to six months or more. Furthermore, MTX system sales are expected to be primarily limited to new facilities and to existing facilities being upgraded to accommodate new product generations, such as the transition to new memory technologies, such as Rambus or Double Data Rate DRAMs. Construction of new facilities and upgrades of existing facilities have in some cases been delayed or canceled during this semiconductor industry downturn. Other companies have purchased MTX systems which are being used only in quality assurance and engineering applications. Market acceptance of the MTX system may also be affected by a reluctance of IC manufacturers to rely on relatively small suppliers such as the Company.

    The Company's future sales and operating results are also partially dependent on its sales of performance test boards for use with the MTX system. Sales of PTBs by the Company and its licensees will depend upon the number of MTX systems operated by customers.

    DEPENDENCE ON MARKET ACCEPTANCE OF FOX SYSTEM. Another element of the Company's strategy is to capture an increasing share of the test equipment market through sales of the FOX wafer-level burn-in and test system. The FOX system is newly designed to simultaneously burn-in and functionally test all of the die on a wafer, and the market for FOX systems is in the very early stages of development. The FOX system was introduced in July 2001, and no shipments have yet been made. The Company's strategy depends, in part, upon its ability to persuade potential customers that the FOX system can successfully contact and functionally test all of the die on a wafer simultaneously, and that this method of testing is cost-effective for the customer. There can be no assurance that the Company's strategy will be successful. The failure of the FOX system to achieve market acceptance would have a material adverse effect on the Company's future business.

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

    DEPENDENCE ON DEVELOPMENT OF BARE DIE MARKET AND MARKET ACCEPTANCE OF DIEPAK CARRIER. Another element of the Company's strategy is to capture an increasing share of the bare die burn-in and test product market through sales of its DiePak carrier products. The Company developed the DiePak carrier to enable burn-in and test of bare die in order to supply known good die ("KGD") for use in applications such as multichip modules. The Company's DiePak strategy depends upon increased industry acceptance of bare die as an alternative to packaged die as well as acceptance of the Company's DiePak products. There can be no assurance that the Company's strategy will be successful. The market for carriers to produce KGD has not expanded as rapidly as expected. The failure of the bare die market to expand or of the DiePak carrier to achieve broad market acceptance would have a material adverse effect on the Company's business, financial condition and operating results.

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

    CUSTOMER CONCENTRATION. The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and contract assemblers account for a substantial portion of the purchases of semiconductor equipment. Sales to the Company's five largest customers accounted for approximately 61.7%, 58.8% and 64.3% of its net sales in fiscal 2002, 2001 and 2000, respectively. During fiscal 2002,

Texas Instruments, Formosa Advanced Technologies Co. Ltd. and ASE Test, Inc. accounted for 22.3%, 17.1% and 11.1% of the Company's net sales, respectively. During fiscal 2001, Texas Instruments and Formosa Advanced Technologies Co. Ltd. accounted for 25.2% and 12.7% of the Company's net sales, respectively. During fiscal 2000, Texas Instruments, Formosa Advanced Technologies Co. Ltd. and First International Computer Inc. accounted for 22.8%, 19.2% and 13.5% of the Company's net sales, respectively. No other customers represented more than 10% of the Company's net sales for any of such periods. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. In addition, sales to particular customers may fluctuate significantly from quarter to quarter. The loss of or reduction or delay in orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect the Company's business, financial condition and operating results.

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

    LENGTHY SALES CYCLE. Sales of the Company's systems depend, in significant part, upon the decision of a prospective customer to increase manufacturing capacity or to restructure current manufacturing facilities, either of which typically involve a significant commitment of capital. In view of the significant investment or strategic issues that may be involved in a decision to purchase MTX and FOX systems or DiePak carriers, the Company may experience delays following initial qualification of the Company's systems as a result of delays in a customer's approval process. Furthermore, the approval process for MTX and FOX system and DiePak carrier sales may require lengthy qualification and correlation testing. For this and other reasons, the Company's systems typically have a lengthy sales cycle during which the Company may expend substantial funds and management effort in securing a sale. Lengthy sales cycles subject the Company to a number of significant risks, including inventory obsolescence and fluctuations in operating results, over which the Company has little or no control. The loss of individual orders due to the lengthy sales and evaluation cycle, or delays in the sale of even a limited number of systems could have a material adverse effect on the Company's business, operating results and financial condition and, in particular, could contribute to significant fluctuations in operating results on a quarterly basis.

    DEPENDENCE ON INTERNATIONAL SALES AND OPERATIONS. Approximately 62.7%, 60.6% and 73.3% of the Company's net sales for fiscal 2002, 2001 and 2000, respectively, were attributable to sales to customers for delivery outside of the United States. The Company maintains a sales, service, product engineering and manufacturing organization in Japan, a sales and service organization in Germany and a sales and support organization in Taiwan. The Company expects that sales of products for delivery outside of the United States will continue to represent a substantial portion of its future revenues. The future performance of the Company will depend, in significant part, upon its ability to continue to compete in foreign markets which in turn will depend, in part, upon a continuation of current trade relations between the United States and foreign countries in which semiconductor manufacturers or assemblers have operations. A change toward more protectionist trade legislation in either the United States or such foreign countries, such as a change in the current tariff structures, export compliance or other trade policies, could adversely affect the Company's ability to sell its products in foreign markets. In addition, the Company is subject to other risks associated with doing business internationally, including longer receivable collection periods and greater difficulty in accounts receivable collection, the burden of complying with a variety of foreign laws, difficulty in staffing and managing global operations, risks of civil disturbance or other events which may limit or disrupt markets, international exchange restrictions, changing political conditions and monetary policies of foreign governments.

    A substantial portion of the Company's sales has been in Asia. Turmoil in the Asian financial markets has resulted, and may result in the future, in dramatic currency devaluations, stock market declines, restriction of available credit and general financial weakness. In addition, DRAM prices have sometimes fallen dramatically, are currently doing so, and will likely do so again in the future. These developments may affect the Company in several ways. Currency devaluations may make dollar-denominated goods such as those of the Company relatively more expensive for Asian clients. The Company believes that many international semiconductor manufacturers limited capital spending (including the purchase of MTXs) in fiscal years 1999, 2001 and 2002, and that the uncertainty of the DRAM market may cause some manufacturers in the future to again delay capital spending plans. These circumstances may also affect the ability of the Company's customers to meet their payment obligations, resulting in cancellations or deferrals of existing orders and the limitation of additional orders. In addition, Asian governments have subsidized some portion of fab construction. Financial turmoil may reduce these governments' willingness to continue such subsidies. Such developments could have a material adverse affect on the Company's business, financial condition and results of operations.

    Because a substantial portion of the Company's net sales is from sales of products for delivery outside the United States, an increase in the value of the U.S. Dollar relative to foreign currencies would increase the cost of the Company's products compared to products sold by local companies in such markets. Approximately 90.0%, 4.6% and 5.4% of the Company's net sales for fiscal 2002 were denominated in U.S. Dollars, Japanese Yen and Euro, respectively. Although a large percentage of sales to European customers is denominated in dollars, substantially all sales to Japanese customers are denominated in yen. Since the price is determined at the time a purchase order is accepted, the Company is exposed to the risks of fluctuations in the yen-dollar exchange rate during the lengthy period from purchase order to ultimate payment. This exchange rate risk is partially offset to the extent the Company's Japanese subsidiary incurs yen-denominated expenses. To date, the Company has not invested in instruments designed to hedge currency risks. In addition, the Company's Japanese subsidiary typically carries debt or other obligations due to the Company that may be denominated in either yen or dollars. Since the financial statements of the Japanese subsidiary are based in yen and the financial statements of the Company are based in dollars, the Japanese subsidiary and the Company recognize currency exchange gain or loss in any period in which the value of the yen rises or falls in relation to the dollar. The Company experienced currency exchange losses of $23,000 and $238,000 in fiscal 2002 and 2001, respectively. The Company recorded a currency exchange gain of $371,000 in fiscal 2000.

    A substantial portion of the world's manufacturers of memory devices are in Korea, Japan and Taiwan and growth in the Company's net sales depends in large part upon its ability to penetrate the Korean and Japanese markets. Both the Korean and Japanese markets are difficult for foreign companies to penetrate. The Company has served the Japanese market through its Japanese subsidiary, which has experienced limited success and incurred operating losses in recent years. Sales into Korea have not been significant in recent years. In fiscal 2001, the Company signed an agreement with a new Korean distributor. Taiwan represents an increasingly important portion of the memory manufacturer market. The Company established a support organization in Taiwan in fiscal 2001 and subsequently added a sales function. The lack of local manufacturing may impede the Company's efforts to develop the Korean and Taiwanese markets. There can be no assurance that the Company's efforts in Japan, Korea or Taiwan will be successful or that the Company will be able to achieve and sustain significant sales to, or be able to successfully compete in, the Japanese, Korean or Taiwanese markets.

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

    Because the Company's MTX system performs burn-in and many of the functional tests performed by traditional memory testers, the MTX system faces intense competition from burn-in system suppliers and traditional memory tester suppliers. The market for burn-in systems is highly fragmented, with many domestic and international suppliers. Some users, such as independent test labs, build their own burn-in systems, and some other users, particularly large Japanese IC manufacturers, acquire burn-in systems from captive or affiliated suppliers. Competing suppliers of burn-in and functional test systems include Ando Corporation, Japan Engineering Company and Reliability Incorporated. In addition, suppliers of memory test equipment including Advantest Corporation and Teradyne, Inc. may seek to offer competitive parallel test systems in the future.

    The Company's MAX and ATX monitored and dynamic burn-in systems increasingly have faced and are expected to continue to face severe competition, especially from local, low cost manufacturers and from systems manufacturers that offer higher power dissipation per DUT.

    The Company's FOX full wafer contact system is expected to face competition from larger systems manufacturers that have more advanced technological know-how and a broader range of manufacturing resources. Competing suppliers of full wafer contact system include Tokyo Electron Limited and Matsushita Electric Industrial Co., Ltd.

    The Company's DiePak products could face significant competition. The Company believes that several companies have developed or are developing other products which are intended to enable burn-in and test of bare die. As the bare die market develops, the Company expects that other competitors will emerge. The DiePak products also face severe competition from other alternative test solutions. The Company expects that the primary competitive factors in this market will be cost, performance, reliability and assured supply.

    The Company's test fixture products face numerous competitors. There are limited barriers to entry into the BIB market, and as a result, many small companies design and manufacture BIBs, including BIBs for use with the Company's MAX and ATX systems. The Company's strategy is to provide high performance BIBs, and the Company generally does not compete to supply low cost, low performance BIBs The Company has a partnership with Pycon Inc. whereby Pycon will design, manufacture and sell the BIBs and the Company will provide Pycon with system know-how. Both companies will jointly market and sell the BIBs and PTBs. There can be no assurance that the partnership will be successful. The Company has granted royalty-bearing licenses to several companies to make PTBs for use with its MTX systems, in order to assure customers of a second source of supply, and the Company may license others as well. Sales of PTBs by licensees result in royalties to the Company but reduce the Company's own sales of PTBs.

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

    CYCLICALITY OF SEMICONDUCTOR INDUSTRY AND CUSTOMER PURCHASES; RISK OF CANCELLATIONS AND RESCHEDULINGS. The Company's operating results depend primarily upon the capital expenditures of semiconductor manufacturers, semiconductor contract assemblers and burn-in and test service companies worldwide, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor and semiconductor equipment industries in general, and the market for DRAMs and other memories in particular, historically have been highly volatile and have experienced periodic downturns and slowdowns, which have had a severe negative effect on the semiconductor industry's demand for semiconductor capital equipment, including test and burn-in systems manufactured and marketed by the Company. These downturns and slowdowns have adversely affected the Company's operating results in the past and in fiscal 1999, 2000, and 2002. In addition, the purchasing patterns of the Company's customers are also highly cyclical because most customers purchase the Company's products for use in new production facilities or for upgrading existing test lines for the introduction of next generation products. Construction of new facilities and upgrades of existing facilities have in some cases been delayed or canceled during the most recent semiconductor industry downturn. A large portion of the Company's net sales are attributable to a few customers and therefore a reduction in purchases by one or more customers could materially adversely affect the Company's financial results. There can be no assurance that the semiconductor industry will grow in the future at the same rates it has grown historically. Any downturn or slowdown in the semiconductor industry would have a material adverse effect on the Company's business, financial condition and operating results. In addition, the need to maintain investment in research and development and to maintain customer service and support will limit the Company's ability to reduce its expenses in response to any such downturn or slowdown period.

    The semiconductor equipment manufacturing industry has historically been subject to a relatively high rate of purchase order cancellation by customers as compared to other high technology industry sectors. Manufacturing companies that are the customers of semiconductor equipment companies frequently revise, postpone and cancel capital facility expansion plans. In such cases, semiconductor equipment companies may experience a significant rate of cancellations and reschedulings of purchase orders, as was the case in the industry in late 1995, early 1996, 1998, 2001 and 2002. There can be no assurance that the Company will not be materially adversely affected by future cancellations and reschedulings.

    DEPENDENCE ON SUBCONTRACTORS; SOLE OR LIMITED SOURCES OF SUPPLY. The Company relies on subcontractors to manufacture many of the components or subassemblies used in its products. The Company's MTX, MAX, ATX and FOX systems and DiePak carriers contain several components, including environmental chambers, power supplies, wafer contactors, signal distribution substrates and certain ICs, which are currently supplied by only one or a limited number of suppliers. The Company's reliance on subcontractors and single source suppliers involves a number of significant risks, including the loss of control over the manufacturing process, the potential absence of adequate capacity and reduced control over delivery schedules, manufacturing yields, quality and costs. In the event that any significant subcontractor or single source supplier was to become unable or unwilling to continue to manufacture subassemblies, components or parts in required volumes, the Company would have to identify and qualify acceptable replacements. The process of qualifying subcontractors and suppliers could be lengthy, and no assurance can be given that any additional sources would be available to the Company on a timely basis. Any delay, interruption or termination of a supplier relationship could have a material adverse effect on the Company's business, financial condition and operating results.

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

Item 7a.  Quantitative and Qualitative Disclosures about Market Risks

    The Company considered the provisions of Financial Reporting Release No. 48 "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." The Company has no holdings of derivative financial or commodity instruments at May 31, 2002.

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

    A majority of the Company's revenue and capital spending is transacted in U.S. dollars. The Company, however, enters into transactions in other currencies, primarily Japanese Yen. Substantially all sales to Japanese customers are denominated in yen. Since the price is determined at the time a purchase order is accepted, the Company is exposed to the risks of fluctuations in the yen-dollar exchange rate during the lengthy period from purchase order to ultimate payment. This exchange rate risk is partially offset to the extent that the Company's Japanese subsidiary incurs yen-denominated expenses. To date, the Company has not invested in instruments designed to hedge currency risks. In addition, the Company's Japanese subsidiary typically carries debt or other obligations due to the Company that may be denominated in either yen or dollars. Since the Japanese subsidiary's financial statements are based in yen and the Company's financial statements are based in dollars, the Japanese subsidiary and the Company recognize foreign exchange gain or loss in any period in which the value of the yen rises or falls in relation to the dollar. A 10% decrease in the value of the yen as compared with the dollar would potentially result in an additional net loss of approximately $176,000.

Item 8.   Financial Statements and Supplementary Data


                                    INDEX


Consolidated Financial Statements of Aehr Test Systems

  Report of Independent Accountants...................................     29

  Consolidated Balance Sheets at May 31, 2002 and 2001................     30

  Consolidated Statements of Operations for the years
    ended May 31, 2002, 2001 and 2000.................................     31

  Consolidated Statements of Shareholders' Equity and
    Accumulated Other Comprehensive Income for the years
    ended May 31, 2002, 2001 and 2000.................................     32

  Consolidated Statements of Cash Flows for the years ended
    May 31, 2002, 2001 and 2000.......................................     33

  Notes to Consolidated Financial Statements..........................     34

  Selected Quarterly Consolidated Financial Data (Unaudited)..........     45

Financial Statement Schedule

  Schedule for the years ended May 31, 2002, 2001, 2000

Schedule II  Valuation and Qualifying Accounts........................     46

  Financial statement schedules not listed above are either omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or in the Notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Aehr Test Systems:


    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Aehr Test Systems and its subsidiaries at May 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    As discussed in Note 2 to the consolidated financial statements, effective June 1, 2000, the Company changed its method of recognizing revenue to comply with Securities and Exchange Commission Staff Accounting Bulletin No. 101.


/s/ PricewaterhouseCoopers LLP

San Jose, California
July 23, 2002

                       AEHR TEST SYSTEMS AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     May 31,
                                                            -------------------------
                                                                2002           2001
                                                            ----------     ----------
ASSETS

Current assets:
  Cash and cash equivalents ..........................         $ 7,485        $10,391
  Short-term investments .............................           8,003          3,764
  Accounts receivable, net of allowance for doubtful
    accounts of $71 and $135 at May 31, 2002 and
    2001, respectively ...............................           3,132          5,751
  Inventories ........................................           8,633         10,125
  Deferred income taxes...............................              --          1,613
  Prepaid expenses and other .........................           2,373          1,708
                                                            ----------     ----------
      Total current assets ...........................          29,626         33,352

Property and equipment, net ..........................           2,356          2,103
Long-term investments ................................              --          2,267
Other assets, net ....................................           1,836          1,870
                                                            ----------     ----------
      Total assets ...................................         $33,818        $39,592
                                                            ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...................................         $   874        $ 1,213
  Accrued expenses ...................................           2,260          3,336
  Deferred revenue ...................................             540             51
                                                            ----------     ----------
      Total current liabilities ......................           3,674          4,600

Deferred revenue .....................................              35             39
Deferred lease commitment ............................             224            146
                                                            ----------     ----------
      Total liabilities ..............................           3,933          4,785
                                                            ----------     ----------
Commitments (Note 6).

Shareholders' equity:
  Preferred stock, $.01 par value:
    Authorized: 10,000 shares;
    Issued and outstanding: none .....................              --             --
  Common stock, $.01 par value:
    Authorized: 75,000 shares;
    Issued and outstanding: 7,184 shares and 7,116
      shares at May 31, 2002 and 2001, respectively ..              72             71
  Additional paid-in capital .........................          36,387         36,134
  Note receivable from shareholders ..................              --            (84)
  Accumulated other comprehensive income ...........             1,494          1,487
  Accumulated deficit ................................          (8,068)        (2,801)
                                                            ----------     ----------
      Total shareholders' equity .....................          29,885         34,807
                                                            ----------     ----------
      Total liabilities and shareholders' equity .....         $33,818        $39,592
                                                            ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                       AEHR TEST SYSTEMS AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          Year Ended May 31,
                                                   --------------------------------
                                                       2002       2001       2000
                                                   ---------- ---------- ----------
Net sales.....................................        $12,568    $31,039    $24,505
Cost of sales.................................          6,488     17,923     17,267
                                                   ---------- ---------- ----------
Gross profit..................................          6,080     13,116      7,238
                                                   ---------- ---------- ----------
Operating expenses:
  Selling, general and administrative.........          6,547      7,262      7,930
  Research and development....................          4,036      4,982      5,367
  Research and development cost
    reimbursement--DARPA .....................             --       (600)      (866)
                                                   ---------- ---------- ----------
    Total operating expenses..................         10,583     11,644     12,431
                                                   ---------- ---------- ----------
Income (loss) from operations.................         (4,503)     1,472     (5,193)

Interest income...............................            520        971        985
Interest expense..............................             --         (7)       (11)
Other income (expense), net...................            (43)        98        498
                                                   ---------- ---------- ----------
Income (loss) before income taxes ............         (4,026)     2,534     (3,721)

Income tax expense (benefit)..................          1,241      1,046     (1,116)
                                                   ---------- ---------- ----------
Income (loss) before cumulative effect
  of change in accounting principle...........         (5,267)     1,488     (2,605)

Cumulative effect of change in accounting
  principle - net of tax......................             --     (1,629)        --
                                                   ---------- ---------- ----------
Net loss......................................         (5,267)      (141)    (2,605)
                                                   ---------- ---------- ----------
Other comprehensive income (loss), net of tax:
  Foreign currency translation
    income (expense)..........................             24       (109)      (343)
  Unrealized holding gains (losses) arising
    during the year...........................            (17)        32         48
                                                   ---------- ---------- ----------
Comprehensive loss............................        $(5,260)   $  (218)   $(2,900)
                                                    ========== ========== ==========

Income (loss) per share before cumulative effect
  of change in accounting principle:
  Basic.......................................        $ (0.74)   $  0.21    $ (0.38)
  Diluted.....................................        $ (0.74)   $  0.21    $ (0.38)

Net loss per share
  Basic.......................................        $ (0.74)   $ (0.02)   $ (0.38)
  Diluted.....................................        $ (0.74)   $ (0.02)   $ (0.38)

Shares used in per share calculation
  Basic.......................................          7,151      7,074      6,813
  Diluted.....................................          7,151      7,179      6,813


  The accompanying notes are an integral part of these consolidated financial statements.

                                      AEHR TEST SYSTEMS AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  AND ACCUMULATED OTHER COMPREHENSIVE INCOME
                                               (IN THOUSANDS)

                                                                            Accumulated Other
                                                                           Comprehensive Income
                                                                  Notes    ---------------------    Retained
                                   Common Stock   Additional   Receivable  Unrealized Cumulative    Earnings
                                -----------------   Paid-in       From     Investment Translation (Accumulated
                                 Shares    Amount   Capital   Shareholders    Loss    Adjustment     Deficit)  Total
                                -------   -------   -------    ----------  --------   ---------     --------- -------
Balances, May 31, 1999........    6,756      $68    $34,806        --        $(61)     $1,920       $   (55)  $36,678
  Issuance of common stock
    under employee plans......      178        1        662        --          --          --            --       663
  Repurchase of common stock..      (28)      --       (136)       --          --          --            --      (136)

  Net loss....................       --       --         --        --          --          --        (2,605)   (2,605)
  Net unrealized gain on
    investments...............       --       --         --        --          48          --            --        48
  Foreign currency
    translation adjustment....       --       --         --        --          --        (343)           --      (343)
                                                                                                              -------
  Comprehensive loss..........                                                                                 (2,900)
                                 -------  -------   -------    -------    -------     -------       -------   -------
Balances, May 31, 2000            6,906       69     35,332        --         (13)      1,577        (2,660)   34,305

  Issuance of common stock
    under employee plans......      308        2      1,270        --          --          --            --     1,272
  Repurchase of common stock..      (98)      --       (468)       --          --          --            --      (468)
  Note receivable from
    shareholders..............       --       --         --      $(84)         --          --            --       (84)

  Net loss....................       --       --         --        --          --          --          (141)     (141)
  Net unrealized gain on
    investments...............       --       --         --        --          32          --            --        32
  Foreign currency
    translation adjustment....       --       --         --        --          --        (109)           --      (109)
                                                                                                              -------
  Comprehensive loss..........                                                                                   (218)
                                 -------  -------   -------     -------   -------     -------       -------   -------
Balances, May 31, 2001            7,116       71     36,134       (84)         19       1,468        (2,801)   34,807

  Issuance of common stock
    under employee plans......      104        1        394        --          --          --            --       395
  Repurchase of common stock..      (36)      --       (141)       --          --          --            --      (141)
  Note receivable from
    shareholders..............       --       --         --        84          --          --            --        84

  Net loss....................       --       --         --        --          --          --        (5,267)   (5,267)
  Net unrealized loss on
    investments...............       --       --         --        --         (17)         --            --       (17)
  Foreign currency
    translation adjustment....       --       --         --        --          --          24            --        24
                                                                                                              -------
  Comprehensive loss..........                                                                                 (5,260)
                                 -------  -------   -------     -------   -------     -------       -------   -------
Balances, May 31, 2002            7,184      $72    $36,387      $ --        $  2      $1,492       $(8,068)  $29,885


         The accompanying notes are an integral part of these consolidated financial statements.

                      AEHR TEST SYSTEMS AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                           Year Ended May 31,
                                                   ---------------------------------
                                                      2002        2001        2000
                                                   ---------   ---------   ---------
Cash flows from operating activities:
  Net loss......................................     $(5,267)    $  (141)    $(2,605)
  Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
    Cumulative effect of change in
      accounting principle......................          --       1,629          --
    Provision for doubtful accounts.............         (64)        (23)         27
    Loss on disposition of
      property and equipment....................          79          34           6
    Depreciation and amortization...............         662         651         703
    Deferred income taxes.......................       1,613          --          --
    Changes in operating assets and liabilities:
      Accounts receivable.......................       2,687      (2,098)     (2,791)
      Inventories...............................       1,497       1,090      (1,891)
      Accounts payable..........................        (289)     (1,514)      1,564
      Accrued expenses and deferred revenue.....        (559)      1,409         (46)
      Deferred lease commitment.................          78         100          85
      Other current assets......................        (663)       (126)     (1,008)
                                                   ---------   ---------   ---------
        Net cash provided by (used in)
          operating activities..................        (226)      1,011      (5,956)
                                                   ---------   ---------   ---------
Cash flows from investing activities:
    (Increase) decrease in short-
      term investments..........................      (4,239)      3,601       7,482
    (Increase) decrease in long-
      term investments..........................       2,250      (1,655)      2,703
    Additions to property and equipment.........        (954)       (122)     (1,357)
    (Increase) decrease in other assets.........         (19)       (787)       (274)
                                                   ---------   ---------   ---------
        Net cash provided by (used in)
          investing activities..................      (2,962)      1,037       8,554
                                                   ---------   ---------   ---------
Cash flows from financing activities:
    Long-term debt and capital lease
      principal payments........................          --        (419)       (170)
    Proceeds from issuance of common stock
      and exercise of stock options.............         395       1,272         662
    Repayment (Issuance) of notes
      from (to) shareholders....................          84         (84)         --
    Repurchase of common stock..................        (141)       (468)       (136)
                                                   ---------   ---------   ---------
        Net cash provided by
          financing activities..................         338         301         356
                                                   ---------   ---------   ---------

Effect of exchange rates on cash................         (56)       (281)         33
                                                   ---------   ---------   ---------
        Net increase (decrease) in cash and
          cash equivalents......................      (2,906)      2,068       2,987

Cash and cash equivalents, beginning of year....      10,391       8,323       5,336
                                                   ---------   ---------   ---------
Cash and cash equivalents, end of year..........     $ 7,485     $10,391     $ 8,323
                                                   =========   =========   =========

Supplemental cash flow information:
    Cash paid during the year for:
      Interest .................................         $--         $ 4         $10
      Income taxes .............................         $43         $28         $38

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

CONSOLIDATION:

    The financial statements include the accounts of the Company, its wholly owned foreign sales corporation ("FSC") and both its wholly owned and majority owned foreign subsidiaries. Intercompany accounts and transactions have been eliminated. The Company's 25% interest in ESA Electronics PTE Ltd. ("ESA"), a Singapore company, is accounted for under the equity method. Equity income recorded related to ESA totaled $46,000, $275,000 and $76,000 in fiscal years 2002, 2001 and 2000, respectively. The Company has another investment which is accounted for at cost.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS:

    Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. Dollars from Japanese Yen, Euros and New Taiwan Dollars using the exchange rate in effect at the balance sheet date. Additionally, their revenues and expenses are translated using exchange rates approximating average rates prevailing during the fiscal year. Translation adjustments that arise from translating their financial statements from their local currencies to U.S. Dollars are accumulated and reflected as a separate component of shareholders' equity and comprehensive income (loss).

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

CASH EQUIVALENTS AND INVESTMENTS:

    Cash equivalents consist of money market instruments, commercial paper and other highly liquid investments purchased with an original maturity of three months or less. All investments are classified as available-for-sale. Investments in available-for-sale securities are reported at fair value with unrealized gains and losses, net of tax, if any, included as a component of shareholders' equity. Included in cash and cash equivalents is a $50,000 certificate of deposit held by a financial institution representing a security deposit for the Company's manufacturing and office space lease in the United States of America.

CONCENTRATION OF CREDIT RISK:

    The Company sells its products primarily to semiconductor manufacturers in North America, the Far East, and Europe. As of May 31, 2002, approximately 23%, 65% and 12% of accounts receivable are from customers located in the United States, the Far East and Europe, respectively. As of May 31, 2001, approximately 31%, 64% and 5% of accounts receivable are from customers located in the United States, the Far East and Europe, respectively. Two customers accounted for 38% and 16% of accounts receivable at May 31, 2002, and four customers accounted for 25%, 16%, 11% and 11% of accounts receivable at May 31, 2001. Three customers accounted for 22%, 17% and 11% of net sales in fiscal 2002, respectively and two customers accounted for 25% and 13% of net sales in fiscal 2001, respectively. Three customers accounted for 23%, 19% and 14% of net sales in fiscal 2000, respectively.
The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses and such losses have been within management's expectations. The Company uses letter of credit terms for some of its international customers.

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

PROPERTY AND EQUIPMENT:

    Property and equipment are stated at cost less accumulated depreciation and amortization. Leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the related lease. Furniture, fixtures, machinery and equipment are depreciated on a straight-line basis over their estimated useful lives. The ranges of estimated useful lives for furniture, fixtures, machinery and equipment are as follows:

Leasehold improvements................................  life of the lease

Furniture and fixtures................................  2 to 15 years

Machinery and equipment...............................  4 to 11 years

Test equipment........................................  4 to 11 years

GOODWILL:

    Cost in excess of the fair value of net assets of acquired companies of $956,000 is being amortized on a straight-line basis over 24.5 years and is included in other assets, net of accumulated amortization of $682,000 and $634,000 at May 31, 2002 and 2001, respectively.

REVENUE RECOGNITION:

    The Company's selling arrangements may include contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. As a result, effective June 1, 2000, to comply with the provisions of SAB 101, the Company recognizes revenue upon shipment and defers recognition of revenue for any amounts subject to acceptance until such acceptance occurs. The amount of revenue deferred is the greater of the fair value of the undelivered element or the contractual agreed to amounts. Royalty revenue related to Performance Test Boards licensing income is recognized when paid by the licensee. This income is recorded in net sales. Provisions for the estimated future cost of warranty is recorded at the time the products are shipped. Prior to June 1, 2000, revenue for all products except royalties was recognized upon shipment of product provided no significant obligations remained and collectability was assured and provisions for the estimated future cost of warranty and installation were recorded at the time the products were shipped.

PRODUCT DEVELOPMENT COSTS AND CAPITALIZED SOFTWARE:

    Costs incurred in the research and development of new products or systems are charged to operations as incurred.

    Costs incurred in the development of software programs for the Company's products are charged to operations as incurred until technological feasibility of the software has been established. Generally, technological feasibility is established when the software module performs its primary functions described in its original specifications, contains features required for it to be usable in a production environment, is completely documented and the related hardware portion of the product is complete.
After technological feasibility is established, any additional costs are capitalized. Capitalized costs are amortized over the estimated life of the related software product using the greater of the units of sales or straight-line methods over ten years. No system software development costs were capitalized or amortized in fiscal 2002, 2001 and 2000.

    During 1994, the Company entered into a cost-sharing research agreement with the Defense Advanced Research Projects Agency ("DARPA"), a U.S. government agency, under which DARPA provided co-funding up to a maximum amount of $6.5 million during fiscal 1994 through September 2000 for the development of a new product that would allow for burn-in and test at the wafer level. Payments from DARPA were received upon DARPA's approval of the achievement by the Company of milestones as outlined in the contract. The Company recognized such reimbursements as a reduction to research and development expenses in an amount equal to actual reimbursable project costs incurred. In January 2001, the Company completed this $6.5 million multi-year research and development agreement with DARPA. At May 31, 2002 and May 31, 2001, no outstanding payments were due from DARPA.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

    Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate fair value due to their short maturities.

    The Company's investments are composed primarily of government and corporate fixed income securities, certificates of deposit and commercial paper. Long-term investments mature after one year but less than two years. While it is the Company's general intent to hold such securities until maturity, management will occasionally sell particular securities for cash flow purposes. Therefore, the Company's investments are classified as available-for-sale and are carried at fair value. Through May 31, 2002, no material losses had been experienced on such investments.

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

STOCK-BASED COMPENSATION:

    The Company accounts for its employee stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and presents disclosures required by Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation."

EARNINGS PER SHARE ("EPS") DISCLOSURES:

    The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," and all prior periods have been restated accordingly. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon exercise of stock options for all periods.

COMPREHENSIVE LOSS:

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

    In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                    Year Ended May 31,
                                             --------------------------------
                                                 2002       2001       2000
                                             ---------- ---------- ----------
Income (loss) available to common
shareholders before cumulative effect
of change in accounting principle:

Numerator: Income (loss) before
  cumulative effect of change in
  accounting principle......................   $(5,267)   $ 1,488    $(2,605)
                                             ---------- ---------- ----------
Denominator for basic income (loss) per share:
  Weighted-average shares outstanding ......     7,151      7,074      6,813
                                             ---------- ---------- ----------
Shares used in basic per share calculation..     7,151      7,074      6,813

Effect of dilutive securities:
    Employee stock options..................        --        105         --
                                             ---------- ---------- ----------
Denominator for diluted income (loss)
    per share...............................     7,151      7,179      6,813
                                             ---------- ---------- ----------

Basic income (loss) per share before
  cumulative effect of change in
  accounting principle......................    $(0.74)    $ 0.21     $(0.38)
                                              =========  =========  =========
Diluted income (loss) per share before
  cumulative effect of change in
  accounting principle......................    $(0.74)    $ 0.21     $(0.38)
                                              =========  =========  =========


Net loss available to common shareholders:

Numerator: Net loss.........................   $(5,267)   $  (141)   $(2,605)
                                             ---------- ---------- ----------
Denominator for basic loss per share:
  Weighted-average shares outstanding ......     7,151      7,074      6,813
                                             ---------- ---------- ----------
Shares used in basic per share calculation..     7,151      7,074      6,813

Effect of dilutive securities:
    Employee stock options..................        --         --         --
                                             ---------- ---------- ----------
Denominator for diluted loss per share......     7,151      7,074      6,813
                                             ---------- ---------- ----------

Basic loss per share........................    $(0.74)    $(0.02)    $(0.38)
                                              =========  =========  =========
Diluted loss per share......................    $(0.74)    $(0.02)    $(0.38)
                                              =========  =========  =========

    Weighted average stock options to purchase 241,000, 528,000 and 651,000 shares of common stock were outstanding in fiscal 2002, 2001 and 2000, respectively, but were not included in the computation of diluted loss per share because the inclusion of such shares would be anti-dilutive.

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

    In July 21, 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization.
In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company expects that the initial application of SFAS 142 will not have a material impact on its financial statements.

    In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-lived Assets". The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of, " and to develop a single accounting model, based on the framework established by SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Although SFAS 144 supersedes SFAS 121, it retains some fundamental provisions of SFAS 121.
SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company expects that the initial application of SFAS 144 will not have a material impact on its financial statements.

    In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Exit or Disposal Activities". SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 but early application is encouraged. The provisions of EITF Issue No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF Issue No. 94-3 prior to the adoption of SFAS 146. Adopting the provisions of SFAS 146 will change, on a prospective basis, the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

2. ACCOUNTING CHANGE - REVENUE RECOGNITION:

    In May 2001, the Company changed its accounting method for recognizing revenue on sales with an effective date of June 1, 2000. The Company's selling arrangements may include contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. As a result, effective June 1, 2000, to comply with the provisions of SAB 101, the Company recognizes revenue upon shipment and defers recognition of revenue for any amounts subject to acceptance until such acceptance occurs. The amount of revenue deferred is the greater of the fair value of the undelivered element or the contractual agreed to amounts. Prior to June 1, 2000, revenue for all products except royalties was recognized upon shipment of product provided no significant obligations remained and collectability was assured. Provisions for the estimated future cost of warranty and installation were recorded at the time the products were shipped.

    The cumulative effect on prior years of the change in accounting method was a charge of $1.6 million or $0.23 per basic and diluted share recorded in fiscal 2001.

3. INVENTORIES:

     Inventories are comprised of the following (in thousands):

                                                   May 31,
                                         -------------------------
                                             2002         2001
                                         ------------ ------------
Raw materials and subassemblies.........      $4,825      $ 4,479
Work in process.........................       3,698        4,779
Finished goods..........................         110          867
                                         ------------ ------------
                                              $8,633      $10,125
                                         ============ ============

4. PROPERTY AND EQUIPMENT:

    Property and equipment comprise (in thousands):

                                                   May 31,
                                         -------------------------
                                             2002         2001
                                         ------------ ------------
Leasehold improvements..................      $1,227       $1,418
Furniture and fixtures..................       2,659        3,037
Machinery and equipment.................       3,113        3,253
Test equipment..........................       1,888        2,189
                                         ------------ ------------
                                               8,887        9,897
Less: Accumulated depreciation
  and amortization......................      (6,531)      (7,794)
                                         ------------ ------------
                                              $2,356       $2,103
                                         ============ ============

5. ACCRUED EXPENSES:

    Accrued expenses comprise (in thousands):

                                                   May 31,
                                         -------------------------
                                             2002         2001
                                         ------------ ------------
Payroll related.........................      $  523       $  557
Commissions and bonuses.................         455          843
Taxes Payable...........................         443          436
Warranty................................         141          479
Other...................................         698        1,021
                                         ------------ ------------
                                              $2,260       $3,336
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

    Minimum annual rentals payments under operating leases in each of the next five fiscal years and thereafter are as follows (in thousands):

2003....................................        $726
2004....................................         740
2005....................................         752
2006....................................         765
2007....................................         791
Thereafter..............................       2,170

    Rental expense for the years ended May 31, 2002, 2001 and 2000 was approximately $802,000, $977,000 and $1,275,000, respectively.

    At May 31, 2002, the Company has a $50,000 certificate of deposit held by a financial institution representing a security deposit for its United States manufacturing and office space lease.

7. CAPITAL STOCK:

PREFERRED STOCK:

    The Board of Directors is authorized to determine the rights of the preferred shareholders.

STOCK OPTIONS:

    The Company has reserved 1,502,167 shares of common stock for issuance to employees and consultants under its 1996 stock option plan. The plan provides that qualified options be granted at an exercise price equal to the fair market value at the date of grant, as determined by the Board of Directors (85% of fair market value in the case of non-statutory options and purchase rights and 110% of fair market value in certain circumstances). Options generally expire within seven years from date of grant. Most options become exercisable in increments over a four-year period from the date of grant. Options to purchase approximately 601,083 shares were exercisable at May 31, 2002.

    Activity under the Company's stock option plans was as follows (in thousands, except per share data):

                                                    Outstanding Options
                                         ----------------------------------------
                                                                       Weighted
                                                          Number        Average
                                           Available        of         Exercise
                                            Shares        Shares         Price
                                         ------------  ------------  ------------
                                           (in thousands, except per share data)
Balances, May 31, 1999...............         215           921          $5.38

  Additional shares reserved.                 300            --
  Options granted....................        (369)          369          $4.83
  Options terminated.................         171          (171)         $6.12
  Options exercised..................          --          (140)         $3.93
  1986 Plan expiration...............         (32)           --             --
                                         ------------  ------------  ------------
Balances, May 31, 2000...............         285           979          $5.23

  Additional shares reserved.........         300            --
  Options granted....................        (652)          652          $5.54
  Options terminated.................         275          (275)         $5.86
  Options exercised..................          --          (252)         $4.13
  1986 Plan expiration...............         (96)           --
                                         ------------  ------------  ------------
Balances, May 31, 2001...............         112         1,104          $5.51

  Additional shares reserved.........         300            --
  Options granted....................        (177)          177          $4.46
  Options terminated.................         113          (113)         $6.03
  Options exercised..................          --           (14)         $3.88
                                         ------------  ------------  ------------
Balances, May 31, 2002...............         348         1,154          $5.32
                                         ============  ============

    The following information concerning the Company's stock option and employee stock purchase plans is provided in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." The Company accounts for such plans in accordance with APB No. 25 and related Interpretations.

                                                         Year Ended May 31,
                                              ----------------------------------
                                                 2002        2001        2000
                                              ----------  ----------  ----------
                                             (in thousands, except per share data)
Net loss -- as reported......................    $(5,267)    $  (141)    $(2,605)
Net loss -- pro forma........................    $(6,511)    $(1,363)    $(3,133)
Net loss per share -- as reported:
  Basic......................................    $ (0.74)    $ (0.02)    $ (0.38)
  Diluted....................................    $ (0.74)    $ (0.02)    $ (0.38)
Net loss per share -- pro forma:
  Basic......................................    $ (0.91)    $ (0.19)    $ (0.46)
  Diluted....................................    $ (0.91)    $ (0.19)    $ (0.46)

    The above pro forma effects on loss may not be representative of the effects on net income (loss) for future years as option grants typically vest over several years and additional options are generally granted each year.

    The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

                                                Year Ended May 31,
                                       ----------------------------------
                                          2002        2001        2000
                                       ----------  ----------  ----------
Risk-free Interest Rates.............    4.40%       4.56%       6.25%
Expected Life........................   5 years     5 years     5 years
Volatility...........................    0.84        1.015       0.70
Dividend Yield.......................     --          --          --

    The pro forma weighted average expected life was calculated based on the exercise behavior. The pro forma weighted average fair value of those options granted in 2002, 2001 and 2000 was $2.55, $4.30 and $5.23, respectively.

    The following table summarizes information with respect to stock options at May 31, 2002:

                             Options Outstanding            Options Exercisable
                     -----------------------------------  -----------------------
                                   Weighted
                        Number      Average    Weighted      Number     Weighted
                     Outstanding   Remaining   Average    Exercisable   Average
      Range of            at      Contractual  Exercise        at       Exercise
  Exercise Prices    May 31, 2002 Life (Years)  Price     May 31, 2002   Price
-------------------- ------------ ----------- ----------  ------------ ----------
 $3.8500 - $4.2625       251,501        3.89    $3.9996       140,286    $3.9871
 $4.4000 - $4.9500       236,944        6.01    $4.5846        57,547    $4.5838
 $5.0000 - $6.0000       361,255        3.24    $5.6007       212,930    $5.5721
 $6.1250 - $6.7375       242,188        3.36    $6.3314       149,221    $6.3418
 $6.7500 -$17.0000        62,000        2.04    $7.8065        41,099    $8.3437
                     ------------                         ------------
 $3.8500 -$17.0000     1,153,888        3.91    $5.3150       601,083    $5.4882
                     ============                         ============

8.  EMPLOYEE BENEFIT PLANS:

EMPLOYEE STOCK BONUS PLAN:

    The Company has a noncontributory, trusteed employee stock bonus plan for full-time employees who have completed three consecutive months of service and for part-time employees who have completed one year of service and have attained an age of 21. The Company can contribute either shares of the Company's stock or cash to the plan. The contribution is determined annually by the Company and cannot exceed 15% of the annual aggregate salaries of those employees eligible for participation in the plan. Individuals' account balances vest at a rate of 25% per year commencing upon completion of three years of service. Non-vested balances, which are forfeited, are allocated to the remaining employees in the plan. Contributions made to the plan during fiscal 2002, 2001 and 2000 were $60,000, $225,000 and $60,000, respectively.

401(K) PLAN:

    The Company maintains a 401(k) profit-sharing plan for its full-time employees who have completed three consecutive months of service and for part-time employees who have completed one year of service and have attained an age of 21. Each participant in the plan may elect to contribute from 1% to 20% of their annual salary to the plan, subject to certain limitations. The Company, at its discretion, may make an annual contribution to the plan. The Company did not make any contributions to the plan during fiscal 2002, 2001 and 2000.

EMPLOYEE STOCK PURCHASE PLAN:

    The Company's Board of Directors adopted the 1997 Employee Stock Purchase Plan in June 1997. A total of 300,000 shares of Common Stock have been reserved for issuance under the plan. The plan has consecutive, overlapping, twenty-four month offering periods. Each twenty-four month offering period includes four six month purchase periods. The offering periods generally begin on the first trading day on or after April 1 and October 1 each year, except that the first such offering period commenced with the effectiveness of the Company's initial public offering and ended on the last trading day on or before March 31, 1999. Shares are purchased through employee payroll deductions at exercise prices equal to 85% of the lesser of the fair market value of the Company's Common Stock at either the first day of an offering period or the last day of the purchase period. If a participant's rights to purchase stock under all employee stock purchase plans of the Company accrue at a rate which exceeds $25,000 worth of stock for a calendar year, such participant may not be granted an option to purchase stock under the 1997 Employee Stock Purchase Plan. The maximum number of shares a participant may purchase during a single purchase period is determined by dividing $12,500 by the fair market value of a share of the Company's Common Stock on the first day of the then current offering period. To date, 190,506 shares have been issued under the plan.

9.  STOCKHOLDER RIGHTS PLAN:

    The Company's Board of Directors adopted a Stockholder Rights Plan on March 5, 2001, under which a dividend of one right to purchase one one-thousandth of a share of the Company's Series A Participating Preferred Stock was distributed for each outstanding share of the Company's Common Stock.
The plan entitles each Right holders to purchase 1/1000th of a share of the Company's Series A Participating Preferred Stock at an exercise price of $35.00, subject to adjustment, in certain events, such as a tender offer to acquire 20% or more of the Company's outstanding common stock. Under some circumstances, such as a person or group acquires 20% or more of the Company's common stock prior to redemption of the Rights, the plan entitles such holders (other than an acquiring party) to purchase the Company's common stock having a market value at that time of twice the Right's exercise price. The Rights expire on April 3, 2010.

10.  INCOME TAXES:

    Domestic and foreign components of pretax income (loss) are as follows (in thousands):

                                            Year Ended May 31,
                                   --------------------------------------
                                        2002         2001         2000
                                   ------------ ------------ ------------
Domestic..........................     $(2,763)      $3,145      $(3,282)
Foreign...........................      (1,263)        (611)        (439)
                                   ------------ ------------ ------------
                                       $(4,026)      $2,534      $(3,721)
                                   ============ ============ ============

    The provision for (benefit from) income taxes consists of the following (in thousands):

                                            Year Ended May 31,
                                   --------------------------------------
                                       2002          2001         2000
                                   ------------ ------------ ------------
Federal income taxes:
  Current.........................      $ (418)      $  983      $(1,190)
  Deferred........................       1,331           --           --
State income taxes:
  Current.........................          20           49           18
  Deferred........................         282           --           --
Foreign income taxes:
  Current.........................          26           14           56
                                   ------------ ------------ ------------
                                        $1,241       $1,046      $(1,116)
                                   ============ ============ ============

    The Company's effective tax rate differs from the U.S. federal statutory tax rate, as follows:

                                            Year Ended May 31,
                                   --------------------------------------
                                       2002          2001         2000
                                   ------------ ------------ ------------
U.S. Federal statutory tax rate...      (34.0)%        34.0%      (34.0)%
State taxes, net of federal tax
  effect..........................        0.3           1.3        (4.3)
Valuation allowance recorded on
  deferred tax assets.............       40.1            --         1.5
Net operating losses not
  benefited.......................       17.7            --          --
Foreign losses not currently
  benefited.......................        7.0           8.2         4.1
Other.............................       (0.3)         (2.2)        2.7
                                   ------------ ------------ ------------
Effective tax rate................       30.8 %        41.3%      (30.0)%
                                   ============ ============ ============

    The components of the net deferred tax asset (liability) are as follows (in thousands):

                                                           May 31,
                                                -------------------------
                                                    2002          2001
                                                ------------ ------------
  Net operating losses.....................          $3,085       $1,892
  Credit carryforwards.....................             902          421
  Inventory reserves.......................           1,641        1,496
  Reserves and accruals....................             268          423
  Other....................................             941          764
                                                ------------ ------------
                                                      6,837        4,996

Less: Valuation allowance..................          (6,837)      (3,383)
                                                ------------ ------------
Net deferred tax asset.....................          $   --       $1,613
                                                ============ ============

    In the fourth quarter of fiscal year ended May 31, 2002, a full valuation allowance was provided for the Company's deferred tax assets as management cannot conclude, based on available objective evidence, that it is more likely than not the deferred tax assets will be realized. In the fiscal year ended May 31, 2001, a valuation allowance was provided for the deferred tax assets of the Japanese subsidiary.

    At May 31, 2002, the Company has federal and state net operating loss carryforwards of approximately $2,738,000 and $623,000, respectively. At May 31, 2002, the Company also has federal and state tax credit carryforwards of approximately $450,000 and $685,000, respectively. These carryforwards will expire commencing in 2012. These carryforwards may be subject to certain limitations on annual utilization in case of a change in ownership, as defined by tax law.

    Foreign net operating loss carryforwards of approximately $4.8 million are available to reduce future foreign taxable income and expire through 2007 if not utilized.

11.  OTHER INCOME (EXPENSE), NET:

    Other income (expense), net comprises the following (in thousands):

                                            Year Ended May 31,
                                   --------------------------------------
                                       2002         2001         2000
                                   ------------ ------------ ------------
Foreign exchange gain (loss)......        $(23)       $(238)        $371
Other, net........................         (20)         336          127
                                   ------------ ------------ ------------
                                          $(43)       $  98         $498
                                   ============ ============ ============

12.  SEGMENT INFORMATION:

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

                                    United                        Adjust-
                                    States     Asia     Europe     ments     Total
                                   --------- --------- --------- --------- ---------
2002:
  Net sales......................   $11,458    $  659    $  930   $  (479)  $12,568
  Portion of U.S. net sales
    from export sales............     6,775       --        --        --      6,775
  Income (loss) from operations..    (3,974)     (737)       49       159    (4,503)
  Identifiable assets............    41,286     1,324       485    (9,277)   33,818
  Long-lived assets..............     2,062       275        19       --      2,356

2001:
  Net sales......................   $28,176    $4,048    $1,730   $(2,915)  $31,039
  Portion of U.S. net sales
    from export sales............    15,934       --        --        --     15,934
  Income (loss) from operations..     1,864      (410)      (33)       51     1,472
  Identifiable assets............    46,397     2,206       863    (9,874)   39,592
  Long-lived assets..............     1,740       328        35       --      2,103

2000:
  Net sales......................   $21,622    $3,248    $2,332   $(2,697)  $24,505
  Portion of U.S. net sales
    from export sales............    15,090       --        --        --     15,090
  Income (loss) from operations..    (4,501)     (840)       53        95    (5,193)
  Identifiable assets............    46,579     3,267       912   (10,029)   40,729
  Long-lived assets..............     2,074       474        65       --      2,613


    The Company's foreign operations are primarily those of its Japanese and German subsidiaries and Taiwanese branch office. Substantially all of the sales of the subsidiaries are made to unaffiliated Japanese or European customers. Net sales and income (loss) from operations from outside the United States include the operating results of Aehr Test Systems Japan K.K. and Aehr Test Systems GmbH. Adjustments consist of intercompany eliminations. Identifiable assets are all assets identified with operations in each geographic area.

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

    The following table (presented in thousands, except per share data) sets forth selected unaudited consolidated statements of operations data for each of the four quarters of the fiscal years ended May 31, 2002 and May 31, 2001. The unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in the Company's opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period and should be read in conjunction with the audited consolidated financial statements of the Company's and the notes thereto included elsewhere herein.

                                                       Three Months Ended
                                         ------------------------------------------
                                         Aug. 31,   Nov. 30,   Feb. 28,    May 31,
                                           2001       2001       2002       2002
                                         ---------  ---------  ---------  ---------
Net sales...............................   $2,805     $2,822     $3,419    $ 3,522
Gross profit............................   $1,395     $1,421     $1,618    $ 1,646
Net loss................................   $ (634)    $ (774)    $ (737)   $(3,122)
Net loss per share (basic)..............   $(0.09)    $(0.11)    $(0.10)   $ (0.43)
Net loss per share (diluted)............   $(0.09)    $(0.11)    $(0.10)   $ (0.43)

                                                       Three Months Ended
                                         ------------------------------------------
                                         Aug. 31,   Nov. 30,   Feb. 28,    May 31,
                                           2000       2000       2001       2001
                                        (Restated) (Restated) (Restated)
                                         ---------  ---------  ---------  ---------
Net sales...............................  $ 8,706     $8,958     $9,008     $4,367
Gross profit............................  $ 3,386     $3,386     $4,070     $2,274
Income before cumulative effect
  of change in accounting principle.....  $   164     $  280     $1,025     $   19
Cumulative effect of change in
  accounting principle..................  $(1,629)    $   --     $   --     $   --
Net income (loss).......................  $(1,465)    $  280     $1,025     $   19
Net income (loss) per share (basic).....  $ (0.21)    $ 0.04     $ 0.14     $ 0.00
Net income (loss) per share (diluted)...  $ (0.21)    $ 0.04     $ 0.14     $ 0.00

    The figures for August 31, 2000, November 30, 2000 and February 28, 2001 are restated for the impact of the adoption of SAB 101.

                      AEHR TEST SYSTEMS AND SUBSIDIARIES
                SCHEDULE II  VALUATION AND QUALIFYING ACCOUNTS
               For the Years Ended May 31, 2002, 2001 and 2000
                                (IN THOUSANDS)

                                       Additions
                           Balance at  Charged to               Balance
                           beginning   costs and                 at end
                            of year     expenses   Deductions   of year
                           ----------  ----------  ----------  ----------
Allowance for doubtful
   accounts receivable:

     May 31, 2002               $135        $109        $173        $ 71
                           ==========  ==========  ==========  ==========

     May 31, 2001               $150        $ --        $ 15        $135
                           ==========  ==========  ==========  ==========

     May 31, 2000               $125        $ 33        $  8        $150
                           ==========  ==========  ==========  ==========

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

                                   PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   The following documents are filed as part of this Report:

1. Financial Statements

    See Index under Item 8.


2. Financial Statement Schedule

    See Index under Item 8.

3. Exhibits

    See Item 14(c) below.

(b)   Reports on Form 8-K.

    The Company filed a Form 8-K on February 7, 2002 reporting that a letter to the Company's shareholders of record was sent on or about February 7, 2002. The Company filed a Form 8-K on May 7, 2002 reporting that a letter to the Company's shareholders of record was sent on or about May 7, 2002.

(c)   Exhibits

    The following exhibits are filed as part of or incorporated by reference into this Report:

Exhibit
  No.                                Description
-------     -----------------------------------------------------------------

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

 10.12+++   Lease dated August 3, 1999 for facilities located at Building C,
            400 Kato Terrace, Fremont, California.
 10.13++++ Preferred Shares Rights Agreement dated March 5, 2001. 10.14+++++ Form of Change of Control Agreement.
 11.1++     Computations of Net Income (Loss) Per Share.
 21.1+      Subsidiaries of the Company.
 23.1       Consent of Independent Accountants.
 24.1       Power of Attorney (see page 49).
 99.1       Certification Statement of Chief Executive Officer.
 99.2       Certification Statement of Chief Financial Officer.

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

+++++ Incorporated by reference to the same-numbered exhibit previously filed with the Company's Form 10-K for the year ended May 31, 2001 filed August 29, 2001 (File No. 000-22893).

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 28, 2002
                                AEHR TEST SYSTEMS

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

        Signature                          Title                     Date
--------------------------  -----------------------------------  ---------------
                             Chief Executive Officer             August 28, 2002
                              and Chairman of the
/s/ RHEA J. POSEDEL           Board of Directors
--------------------------    (Principal Executive Officer)
    Rhea J. Posedel
                             Vice President of Finance           August 28, 2002
                              and Chief Financial Officer
/s/ GARY L. LARSON            (Principal Financial and
--------------------------     Accounting Officer)
    Gary L. Larson


/s/ ROBERT R. ANDERSON       Director                            August 28, 2002
--------------------------
    Robert R. Anderson


/s/ WILLIAM W. R. ELDER      Director                            August 28, 2002
--------------------------
    William W. R. Elder


/s/ MUKESH PATEL             Director                            August 28, 2002
--------------------------
    Mukesh Patel


/s/ MARIO M. ROSATI          Director                            August 28, 2002
--------------------------
    Mario M. Rosati