Form 10-Q
period 2002-08-31
AEHR TEST SYSTEMS
filed 2002-10-15
CIK 1040470

                                    FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 2002.

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

     Number of shares of Common Stock, $0.01 par value, outstanding at August 31, 2002 was 7,183,786.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED AUGUST 31, 2002

                                      INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
               August 31, 2002 and May 31, 2002 . . . . . . . . . . . .   3

          Condensed Consolidated Statements of Operations for the three
               months ended August 31, 2002 and 2001. . . . . . . . . .   4

          Condensed Consolidated Statements of Cash Flows for the
               three months ended August 31, 2002 and 2001. . . . . . .   5

          Notes to Condensed Consolidated Financial Statements. . . . .   6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations. . . . . . . . . . . . . . . .  10

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risks. .  19

ITEM 4.  Controls and Procedures. . . . . . . . . . . . . . . . . . . .  19


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

                            PART I.  FINANCIAL STATEMENTS

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                   AEHR TEST SYSTEMS
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in thousands, except per share data)

                                                  August 31,    May 31,
                                                     2002        2002
                                                 (unaudited)
                                                 -----------  -----------
                        ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . .    $ 8,020      $ 7,485
  Short-term investments. . . . . . . . . . . . .      4,856        8,003
  Accounts receivable . . . . . . . . . . . . . .      3,546        3,132
  Inventories . . . . . . . . . . . . . . . . . .      8,921        8,633
  Prepaid expenses and other. . . . . . . . . . .      2,327        2,373
                                                 -----------  -----------
    Total current assets  . . . . . . . . . . . .     27,670       29,626

Property and equipment, net . . . . . . . . . . .      2,205        2,356
Long-term investments . . . . . . . . . . . . . .        701           --
Other assets, net . . . . . . . . . . . . . . . .      1,859        1,836
                                                 -----------  -----------
    Total assets  . . . . . . . . . . . . . . . .    $32,435      $33,818
                                                 ===========  ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . .    $   809      $   874
  Accrued expenses. . . . . . . . . . . . . . . .      1,995        2,260
  Deferred revenue. . . . . . . . . . . . . . . .        399          540
                                                 -----------  -----------
    Total current liabilities . . . . . . . . . .      3,203        3,674

Deferred revenue. . . . . . . . . . . . . . . . .         35           35
Deferred lease commitment . . . . . . . . . . . .        240          224
                                                 -----------  -----------
    Total liabilities . . . . . . . . . . . . . .      3,478        3,933
                                                 -----------  -----------
Shareholders' equity:
  Common stock, $.01 par value:
    Issued and outstanding: 7,184 shares and
    7,184 shares at August 31, 2002 and
    May 31, 2002, respectively. . . . . . . . . .         72           72
  Additional paid-in capital. . . . . . . . . . .     36,384       36,387
  Net unrealized gain on investments. . . . . . .          3            2
  Cumulative translation adjustment . . . . . . .      1,453        1,492
  Accumulated deficit . . . . . . . . . . . . . .     (8,955)      (8,068)
                                                 -----------  -----------
    Total shareholders' equity  . . . . . . . . .     28,957       29,885
                                                 -----------  -----------
    Total liabilities and shareholders' equity. .    $32,435      $33,818
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

                                   AEHR TEST SYSTEMS
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in thousands, except per share data)
                                      (Unaudited)

                                                 Three Months Ended
                                                     August 31,
                                               ----------------------
                                                   2002        2001
                                               ----------  ----------
Net sales. . . . . . . . . . . . . . . . . . .     $3,508      $2,805
Cost of sales. . . . . . . . . . . . . . . . .      1,949       1,410
                                               ----------  ----------
Gross profit . . . . . . . . . . . . . . . . .      1,559       1,395
                                               ----------  ----------
Operating expenses:
  Selling, general and administrative. . . . .      1,711       1,631
  Research and development . . . . . . . . . .        961         966
                                               ----------  ----------
      Total operating expenses . . . . . . . .      2,672       2,597
                                               ----------  ----------
Loss from operations . . . . . . . . . . . . .     (1,113)     (1,202)

Interest income. . . . . . . . . . . . . . . .         83         168
Other income, net  . . . . . . . . . . . . . .        104         101
                                               ----------  ----------
Loss before income taxes . . . . . . . . . . .       (926)       (933)

Income tax benefit . . . . . . . . . . . . . .        (39)       (299)
                                               ----------  ----------
Net loss . . . . . . . . . . . . . . . . . . .       (887)       (634)
                                               ----------  ----------
Other comprehensive loss, net of tax:
  Foreign currency translation
    adjustments income (expense) . . . . . . .        (39)         10
  Unrealized holding gains arising
    during period. . . . . . . . . . . . . . .          1           5
                                               ----------  ----------
Comprehensive loss . . . . . . . . . . . . . .     $ (925)     $ (619)
                                               ==========  ==========

Net loss per share (basic) . . . . . . . . . .     $(0.12)     $(0.09)
Net loss per share (diluted) . . . . . . . . .     $(0.12)     $(0.09)

Shares used in per share calculation:
  Basic. . . . . . . . . . . . . . . . . . . .      7,184       7,123
  Diluted. . . . . . . . . . . . . . . . . . .      7,184       7,123


                 The accompanying notes are an integral part of these
                      condensed consolidated financial statements.

                                   AEHR TEST SYSTEMS
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (in thousands)
                                      (Unaudited)

                                                     Three Months Ended
                                                         August 31,
                                                   ----------------------
                                                      2002        2001
                                                   ----------  ----------
Cash flows from operating activities:
  Net loss......................................       $ (887)     $ (634)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities:
    Provision for doubtful accounts.............           30         (18)
    Depreciation and amortization...............          163         361
    Deferred income taxes.......................           --          (4)
    Changes in operating assets and liabilities:
      Accounts receivable.......................         (431)      2,590
      Inventories...............................         (274)        211
      Accounts payable..........................         (164)       (463)
      Accrued expenses and deferred revenue.....         (413)       (781)
      Deferred lease commitment.................           16          22
      Other current assets......................           49        (231)
                                                   ----------  ----------
        Net cash provided by (used in)
          operating activities..................       (1,911)      1,053
                                                   ----------  ----------
Cash flows from investing activities:
    (Increase) decrease in short-
      term investments..........................        3,147      (2,089)
    (Increase) decrease in long-
      term investments..........................         (700)        531
    Additions to property and equipment.........           (1)       (229)
    Increase in other assets....................          (19)        (61)
                                                   ----------  ----------
        Net cash provided by (used in)
          investing activities..................        2,427      (1,848)
                                                   ----------  ----------
Cash flows from financing activities:
    Proceeds from issuance of common stock
      and exercise of stock options.............           --          52
    Repurchase of common stock..................           (3)         (4)
                                                   ----------  ----------
        Net cash provided by (used in)
          financing activities..................           (3)         48
                                                   ----------  ----------

Effect of exchange rates on cash................           22          34
                                                   ----------  ----------
        Net increase (decrease) in cash and
          cash equivalents......................          535        (713)

Cash and cash equivalents, beginning of period..        7,485      10,391
                                                   ----------  ----------
Cash and cash equivalents, end of period........       $8,020      $9,678
                                                   ==========  ==========

                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                               AEHR TEST SYSTEMS
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED AUGUST 31, 2002
                                  (UNAUDITED)

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

    UNAUDITED INTERIM FINANCIAL DATA. In the opinion of management, the unaudited consolidated financial statements for the interim periods presented reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the consolidated financial position and results of operations as of and for such periods indicated. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2002. Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

2.  EARNINGS PER SHARE

        EARNINGS PER SHARE. Earnings per share is computed based on the weighted average number of common and common equivalent shares (common stock options and warrants) outstanding, when diluted, during each period using the treasury stock method.

                                                      Three Months Ended
                                                          August 31,
                                                    ----------  ----------
                                                       2002        2001
                                                    ----------  ----------
                                           (in thousands, except per share amounts)
                                                          (unaudited)

Net loss available to common shareholders:

Numerator: Net loss................................     $ (887)     $ (634)
                                                    ----------  ----------
Denominator for basic loss per share:
  Weighted-average shares outstanding .............      7,184       7,123
                                                    ----------  ----------
Shares used in basic per share calculation.........      7,184       7,123

Effect of dilutive securities:
    Employee stock options.........................         --          --
                                                    ----------  ----------
Denominator for diluted loss per share.............      7,184       7,123
                                                    ----------  ----------

Basic loss per share...............................     $(0.12)     $(0.09)
                                                    ==========  ==========
Diluted loss per share.............................     $(0.12)     $(0.09)
                                                    ==========  ==========

3.  INVENTORIES

Inventories are comprised of the following (in thousands):

                                      August 31,     May 31,
                                         2002         2002
                                     (unaudited)
                                     -----------  -----------
Raw materials and subassemblies          $4,601       $4,825
Work in process                           4,096        3,698
Finished goods                              224          110
                                     -----------  -----------
                                         $8,921       $8,633
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

                                    United                        Adjust-
                                    States     Asia     Europe     ments     Total
                                   --------- --------- --------- --------- ---------
Three months ended August 31, 2002:
  Net sales......................   $ 3,357    $   88    $  242   $  (179)  $ 3,508
  Portion of U.S. net sales
    from export sales............     2,579        --        --        --     2,579
  Income (loss) from operations..      (911)     (165)      (94)       57    (1,113)
  Identifiable assets............    40,497     1,192       473    (9,727)   32,435
  Long-lived assets..............     1,911       280        14        --     2,205

Fiscal year ended May 31, 2002:
  Net sales......................   $11,458    $  659    $  930   $  (479)  $12,568
  Portion of U.S. net sales
    from export sales............     6,775        --        --        --     6,775
  Income (loss) from operations..    (3,974)     (737)       49       159    (4,503)
  Identifiable assets............    41,286     1,324       485    (9,277)   33,818
  Long-lived assets..............     2,062       275        19        --     2,356

Three months ended August 31, 2001:
  Net sales......................   $ 2,421    $  126    $  301   $   (43)  $ 2,805
  Portion of U.S. net sales
    from export sales............     1,201        --        --        --     1,201
  Income (loss) from operations..    (1,110)     (233)       81        60    (1,202)
  Identifiable assets............    44,560     1,803       869    (9,574)   37,658
  Long-lived assets..............     1,623       326        31        --     1,980

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


5.  GOODWILL

    The Company has adopted the provisions of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," effective June 1, 2002. In accordance with SFAS 142, the Company ceased the amortization of goodwill as of June 1, 2002. Net goodwill at August 31, 2002 and May 31, 2002 was $274,000.

    The following table summarizes the impact of adopting SFAS 142 on the net loss and net loss per share as adjusted to exclude amortization of goodwill for the quarter ended August 31, 2002 and August 31, 2001 as reported in the accompanying Condensed Consolidated Financial Statements (in thousands, except per share amounts):

                                               THREE MONTHS ENDED
                                            -------------------------
                                             AUGUST 31,     AUGUST 31,
             In Thousands (Unaudited)          2002           2001
             ------------------------       -----------   -----------
             Reported net loss                   $ (887)       $ (634)
             Goodwill amortization                   --            12
                                                -------       -------
             Adjusted net loss                   $ (887)       $ (622)
                                                -------       -------

             Basic and diluted net loss
               per share:
             Reported net loss                   $(0.12)       $(0.09)
             Goodwill amortization                   --            --
             Adjusted net loss per share         $(0.12)       $(0.09)

    In accordance with the provisions of SFAS 142, the Company will perform an initial test of goodwill impairment before November 30, 2002. Additionally, and in accordance with SFAS 142, goodwill will be subject to an annual impairment test. The Company does not believe goodwill is impaired as of June 1, 2002, the initial date of adopting SFAS 142, and August 31, 2002.


6.  RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Exit or Disposal Activities". SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 but early application is encouraged. The provisions of EITF Issue No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF Issue No. 94-3 prior to the adoption of SFAS 146. Adopting the provisions of SFAS 146 will change, on a prospective basis, the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

    In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-lived Assets". The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of, " and to develop a single accounting model, based on the framework established by SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Although SFAS 144 supersedes SFAS 121, it retains some fundamental provisions of SFAS 121. The initial adoption of SFAS 144 on June 1, 2002 did not have a material impact on the Company's financial position or results of operations.

    On July 21, 2001, the FASB issued SFAS 142 which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company has adopted the provisions of SFAS 142 effective June 1, 2002 (see Note 5).

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

    The Company's revenue recognition policy is significant because revenue is a key component of the results of operations. The Company's revenue consists primarily of sales of systems, die carriers, test fixtures, upgrades, software and spare parts and revenues from service contracts. The Company recognizes revenue upon shipment and defers recognition of revenue for any amounts subject to acceptance until such acceptance occurs. The amount of revenue deferred is the greater of the fair value of the undelivered element or the contractual agreed to amounts. Royalty revenue related to Performance Test Boards licensing income is recognized when paid by the licensee. This income is recorded in net sales. Provisions for the estimated future cost of warranty and installation are recorded at the time the products are shipped.

    In addition, the Company's revenue recognition determines the timing of certain expenses, such as commissions and royalties. The Company follows very specific and detailed guidelines in measuring revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101; however, certain judgments affect the application of the revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause the operating results to vary significantly from quarter to quarter and could result in future operating losses. The Company's revenue recognition policy is further affected by estimated reductions to revenue for special pricing agreements, price protection, promotions and other volume-based incentives. If market conditions were to decline, the Company may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial conditions of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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


RESULTS OF OPERATIONS

    The following table sets forth items in the Company's Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated.

                                             Three Months Ended
                                                 August 31,
                                           ---------------------
                                               2002       2001
                                           ---------- ----------
Net sales. . . . . . . . . . . . . . . . .     100.0 %    100.0 %
Cost of sales. . . . . . . . . . . . . . .      55.6       50.3
                                           ---------- ----------
Gross profit . . . . . . . . . . . . . . .      44.4       49.7
                                           ---------- ----------
Operating expenses:
  Selling, general and administrative. . .      48.8       58.1
  Research and development . . . . . . . .      27.4       34.4
                                           ---------- ----------
          Total operating expenses . . . .      76.2       92.5
                                           ---------- ----------
Loss from operations . . . . . . . . . . .     (31.8)     (42.8)

Interest income. . . . . . . . . . . . . .       2.4        5.9
Other income, net. . . . . . . . . . . . .       3.0        3.6
                                           ---------- ----------
Loss before income taxes . . . . . . . . .     (26.4)     (33.3)

Income tax benefit . . . . . . . . . . . .      (1.1)     (10.7)
                                           ---------- ----------
Net loss. . . . . . . . . . . .. . . . . .     (25.3)%    (22.6)%
                                           ========== ==========

THREE MONTHS ENDED AUGUST 31, 2002 COMPARED TO THREE MONTHS ENDED AUGUST 31,
2001

    NET SALES. Net sales consist primarily of sales of systems, die carriers, test fixtures, upgrades, software and spare parts and revenues from service contracts. Net sales increased to $3.5 million in the three months ended August 31, 2002 from $2.8 million in the three months ended August 31, 2001, an increase of 25.1%. The increase in net sales resulted primarily from increases in sales of dynamic burn-in products of approximately $561,000.

    GROSS PROFIT.  Gross profit consists of net sales less cost of sales.
Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. The gross profit increased to $1.6 million in the three months ended August 31, 2002 from $1.4 million in the three months ended August 31, 2001, an increase of 11.8%. Gross profit margin decreased to 44.4% in the three months ended August 31, 2002 from 49.7% in the three months ended August 31, 2001. The decrease in gross profit margin was primarily the result of a change in product mix, particularly a decrease in upgrades and an increase in systems sold, resulting in higher material costs as a percentage of net sales, and an increase in provision for inventory reserves.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related costs of employees, customer support costs, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses increased to $1.7 million in the three months ended August 31, 2002 from $1.6 million in the three months ended August 31, 2001, an increase of 4.9%. The increase in SG&A expenses was primarily due to an increase in commissions to outside sales representatives. As a percentage of net sales, SG&A expenses decreased to 48.8% in the three months ended August 31, 2002 from 58.1% in the three months ended August 31, 2001, reflecting higher net sales.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses decreased to $961,000 in the three months ended August 31, 2002 from $966,000 in the three months ended August 31, 2001, a decrease of 0.5%. As a percentage of net sales, R&D expenses decreased to 27.4% in the three months ended August 31, 2002 from 34.4% in the three months ended August 31, 2001, reflecting higher net sales. The Company anticipates that R&D expenses in the second quarter of fiscal 2003 will increase compared to those of the first quarter of fiscal 2003.

    INTEREST INCOME. Interest income decreased to $83,000 in the three months ended August 31, 2002 from $168,000 in the three months ended August 31, 2001, a decrease of 50.6%. The decrease in interest income was primarily related to a lower average rate of return on investments and a lower level of cash and investments.

    OTHER INCOME, NET. Other income, net increased to $104,000 in the three months ended August 31, 2002, from $101,000 in the three months ended August 31, 2001, an increase of 3.0%.

    INCOME TAX BENEFIT. Income tax benefit decreased to $39,000 in the three months ended August 31, 2002, from $299,000 in the three months ended August 31, 2001. The income tax benefit in the three months ended August 31, 2002 was primarily due to the tax benefit recorded as a result of losses incurred in the Company's German subsidiary. The income tax benefit in the three months ended August 31, 2001 was primarily due to the tax benefit recorded as a result of losses incurred in the Company's U.S. operations. The Company's effective income tax rate did not approximate the statutory tax rates of the jurisdictions in which the Company operates primarily because no tax benefit
is being recorded for losses 	in either the Company's U.S. operations or its
Japanese subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary source of liquidity has been the cash flow generated from the Company's August 1997 initial public offering, resulting in net proceeds to the Company of approximately $26.8 million. As of August 31, 2002, the Company had $12.9 million in cash and short-term investments.

    Net cash used in operating activities was approximately $1.9 million for the three months ended August 31, 2002, and net cash provided by operating activities was approximately $1.1 million for the three months ended August 31, 2001. For the three months ended August 31, 2002, net cash used in operating activities was due primarily to the net loss of $887,000, an increase in accounts receivable of $431,000 and a decrease in accrued expenses and deferred revenue of $413,000. For the three months ended August 31, 2001, net cash provided by operating activities was due primarily to a decrease in accounts receivable of $2.6 million, partially offset by net loss and decreases in accounts payable and accrued expenses.

    Net cash provided by investing activities was approximately $2.4 million for the three months ended August 31, 2002, and net cash used in investing activities was approximately $1.8 million for the three months ended August 31, 2001. Net cash provided by investing activities during the three months ended August 31, 2002 was primarily due to the sale of short-term investments, partially offset by the purchase of long-term investments. Net cash used in investing activities during the three months ended August 31, 2001 was primarily due to the purchase of short-term investments.

    Financing activities used cash of approximately $3,000 in the three months ended August 31, 2002 and provided cash of approximately $48,000 in the three months ended August 31, 2001. Net cash used in financing activities during the three months ended August 31, 2002 was due to the Company's repurchase of 700 of its outstanding common shares at an average price of $3.75. Net cash provided by financing activities during the three months ended August 31, 2001 was primarily due to the proceeds from issuance of common stock and exercise of stock options.

    As of August 31, 2002, the Company had working capital of $24.5 million, compared with $26.0 million as of May 31, 2002. Working capital consists of cash and cash equivalents, short-term cash deposits, accounts receivable, inventory and other current assets, less current liabilities.

    The Company announced in August 1998 that its board of directors had authorized the repurchase of up to 1,000,000 shares of its outstanding common shares. The Company may repurchase the shares in the open market or in privately negotiated transactions, from time to time, subject to market conditions. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase program may be interrupted or discontinued at any time. Any such repurchase of shares, if consummated, may use a portion of the Company's working capital. Through August 31, 2002, the Company had repurchased 446,700 shares at an average price of $4.23. Shares repurchased by the Company are cancelled.

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

    DEPENDENCE ON TIMING AND SIZE OF SALES ORDERS AND SHIPMENT. The Company derives a substantial portion of its revenues from the sale of a relatively small number of systems which typically range in purchase price from approximately $200,000 to over $800,000. As a result, the loss or deferral of a limited number of system sales could have a material adverse effect on the Company's net sales and operating results in a particular period. A delay or reduction in shipments near the end of a particular quarter, due, for example, to unanticipated shipment reschedulings, cancellations or deferrals by customers, customer credit issues, unexpected manufacturing difficulties experienced by the Company, or delays in deliveries by suppliers, could cause net sales in a particular quarter to fall significantly below the Company's expectations.

    RECENT OPERATING LOSSES. The Company incurred operating losses of $4.5 million, $5.2 million and $4.6 million in fiscal 2002, 2000 and 1999, respectively. The Company operated profitably in fiscal 2001 and from fiscal 1996 to 1998, due to increased net sales that were substantially the result of sales of new products, particularly sales of MTX systems. In fiscal 1998, the Company began to feel an industry slowdown due to uncertainties caused primarily by the financial crisis in Asia and DRAM overcapacity and recorded operating losses in fiscal 1999 and 2000. Beginning in the second half of fiscal 2001, the Company experienced a sharp and severe industry downturn and recorded an operating loss in fiscal 2002. Given that the semiconductor equipment market is down more sharply and severely than the Company had anticipated, there can be no assurance that the Company's net sales and operating results will not continue to be further impacted by this prolonged downturn in the semiconductor equipment market and global economy.

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

    CUSTOMER CONCENTRATION. Sales to the Company's five largest customers accounted for approximately 61.7%, 58.8% and 64.3% of its net sales in fiscal 2002, 2001 and 2000, respectively. Sales to the Company's five largest customers accounted for approximately 78.7% of its net sales in the three months ended August 31, 2002. During fiscal 2002, Texas Instruments, Formosa Advanced Technologies Co. Ltd. and ASE Test, Inc. accounted for 22.3%, 17.1% and 11.1% of the Company's net sales, respectively. During fiscal 2001, Texas Instruments and Formosa Advanced Technologies Co. Ltd. accounted for 25.2% and 12.7% of the Company's net sales, respectively. During fiscal 2000, Texas Instruments, Formosa Advanced Technologies Co. Ltd. and First International Computer Inc. accounted for 22.8%, 19.2% and 13.5% of the Company's net sales, respectively. No other customers represented more than 10% of the Company's net sales for fiscal 2002, 2001 and 2000. The loss of or reduction or delay in orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect the Company's business, financial condition and operating results.

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

    DEPENDENCE ON INTERNATIONAL SALES AND OPERATIONS. Approximately 62.7%, 60.6% and 73.3% of the Company's net sales for fiscal 2002, 2001 and 2000, respectively, were attributable to sales to customers for delivery outside of the United States. A substantial portion of the Company's sales has been in Asia. Turmoil in the Asian financial markets has resulted, and may result in the future, in dramatic currency devaluations, stock market declines, restriction of available credit and general financial weakness. In addition, DRAM prices have sometimes fallen dramatically, are currently doing so, and will likely do so again in the future. The Company believes that many international semiconductor manufacturers limited capital spending (including the purchase of MTXs) in fiscal years 1999, 2001 and 2002, and that the uncertainty of the DRAM and other IC markets may cause some manufacturers in the future to again delay capital spending plans. Such developments could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    CYCLICALITY OF SEMICONDUCTOR INDUSTRY AND CUSTOMER PURCHASES; RISK OF CANCELLATIONS AND RESCHEDULINGS. The semiconductor and semiconductor equipment industries in general, and the market for DRAMs and advanced technology logic ICs in particular, historically have been highly volatile and have experienced periodic downturns and slowdowns. These downturns and slowdowns have adversely affected the Company's operating results in the past and in fiscal 1999, 2000 and 2002. A large portion of the Company's net sales are attributable to a few customers and therefore a reduction in purchases by one or more customers could materially adversely affect the Company's financial results. Semiconductor equipment companies may experience a significant rate of cancellations and reschedulings of purchase orders, as was the case in the industry in late 1995, early 1996, 1998, 2001 and 2002. There can be no assurance that the Company will not be materially adversely affected by future cancellations and reschedulings.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risks

    The Company considered the provisions of Financial Reporting Release No. 48 "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." The Company has no holdings of derivative financial or commodity instruments at August 31, 2002.

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


Item 4.  Controls and Procedures

    a. Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer along with the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

    b. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation.

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

                (b)  Report on Form 8-K

    No reports on Form 8-K were filed by the Company during the quarter ended August 31, 2002.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  Aehr Test Systems
                                                    (Registrant)

Date:     October 15, 2002                   /s/  RHEA J. POSEDEL
                                                  ---------------
                                                  Rhea J. Posedel
                                            Chief Executive Officer and
                                         Chairman of the Board of Directors


Date:     October 15, 2002                   /s/  GARY L. LARSON
                                                  --------------
                                                  Gary L. Larson
                                           Vice President of Finance and
                                              Chief Financial Officer

                                CERTIFICATION

I, Rhea J. Posedel, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Aehr Test Systems;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 15, 2002
                                                /s/ RHEA J. POSEDEL
                                                ---------------------------
                                                Rhea J. Posedel
                                                Chief Executive Officer

                                CERTIFICATION

I, Gary L. Larson, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Aehr Test Systems;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 15, 2002
                                                /s/ GARY L. LARSON
                                                ---------------------------
                                                Gary L. Larson
                                                Chief Financial Officer

                                 AEHR TEST SYSTEMS
                                 INDEX TO EXHIBITS


Exhibit No.      Description
----------       ------------

   99.1          Certification Statement of Chief Executive Officer.

   99.2          Certification Statement of Chief Financial Officer.