Form 10-Q
period 2002-11-30
AEHR TEST SYSTEMS
filed 2003-01-13
CIK 1040470

                                    FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 2002.

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

     Number of shares of Common Stock, $0.01 par value, outstanding at November 30, 2002 was 7,134,316.

                                      FORM 10-Q

                       FOR THE QUARTER ENDED NOVEMBER 30, 2002

                                       INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
               November 30, 2002 and May 31, 2002 . . . . . . . . . . .   3

          Condensed Consolidated Statements of Operations for the three
               months and six months ended November 30, 2002 and 2001 .   4

          Condensed Consolidated Statements of Cash Flows for the
               six months ended November 30, 2002 and 2001. . . . . . .   5

          Notes to Condensed Consolidated Financial Statements. . . . .   6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations. . . . . . . . . . . . . . . .   9

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risks. .  19

ITEM 4.  Controls and Procedures. . . . . . . . . . . . . . . . . . . .  20


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

                            PART I.  FINANCIAL STATEMENTS

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                  AEHR TEST SYSTEMS
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except per share data)

                                                  November 30,    May 31,
                                                     2002          2002
                                                 (unaudited)
                                                 -----------  -----------
                        ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . .    $ 7,153      $ 7,485
  Short-term investments. . . . . . . . . . . . .      4,217        8,003
  Accounts receivable . . . . . . . . . . . . . .      3,864        3,132
  Inventories . . . . . . . . . . . . . . . . . .      8,856        8,633
  Prepaid expenses and other. . . . . . . . . . .      2,353        2,373
                                                 -----------  -----------
    Total current assets  . . . . . . . . . . . .     26,443       29,626

Property and equipment, net . . . . . . . . . . .      2,106        2,356
Long-term investments . . . . . . . . . . . . . .        308           --
Other assets, net . . . . . . . . . . . . . . . .      1,558        1,836
                                                 -----------  -----------
    Total assets  . . . . . . . . . . . . . . . .    $30,415      $33,818
                                                 ===========  ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . .    $   656      $   874
  Accrued expenses. . . . . . . . . . . . . . . .      2,147        2,260
  Deferred revenue. . . . . . . . . . . . . . . .        409          540
                                                 -----------  -----------
    Total current liabilities . . . . . . . . . .      3,212        3,674

Deferred revenue. . . . . . . . . . . . . . . . .         35           35
Deferred lease commitment . . . . . . . . . . . .        256          224
                                                 -----------  -----------
    Total liabilities . . . . . . . . . . . . . .      3,503        3,933
                                                 -----------  -----------
Shareholders' equity:
  Common stock, $.01 par value:
    Issued and outstanding: 7,134 shares and
    7,184 shares at November 30, 2002 and
    May 31, 2002, respectively. . . . . . . . . .         71           72
  Additional paid-in capital. . . . . . . . . . .     36,283       36,387
  Net unrealized gain on investments. . . . . . .          9            2
  Cumulative translation adjustment . . . . . . .      1,496        1,492
  Accumulated deficit . . . . . . . . . . . . . .    (10,947)      (8,068)
                                                 -----------  -----------
    Total shareholders' equity  . . . . . . . . .     26,912       29,885
                                                 -----------  -----------
    Total liabilities and shareholders' equity. .    $30,415      $33,818
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

                               AEHR TEST SYSTEMS AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (in thousands, except per share data)
                                           (Unaudited)

                                                 Three Months Ended        Six Months Ended
                                                     November 30              November 30
                                               ---------------------     --------------------
                                                  2002         2001         2002        2001
                                               ---------   ---------     ---------   --------
Net sales. . . . . . . . . . . . . . . . . . .   $ 2,928      $2,822      $ 6,436     $ 5,627
Cost of sales. . . . . . . . . . . . . . . . .     1,908       1,401        3,857       2,811
                                               ---------   ---------     --------    --------
Gross profit . . . . . . . . . . . . . . . . .     1,020       1,421        2,579       2,816
                                               ---------   ---------     --------    --------
Operating expenses:
  Selling, general and administrative. . . . .     1,452       1,500        3,163       3,131
  Research and development . . . . . . . . . .     1,234         999        2,195       1,965
                                               ---------   ---------     --------    --------
      Total operating expenses . . . . . . . .     2,686       2,499        5,358       5,096
                                               ---------   ---------     --------    --------
Loss from operations . . . . . . . . . . . . .    (1,666)     (1,078)      (2,779)     (2,280)

Interest income  . . . . . . . . . . . . . . .        58         145          141         313
Other expense, net . . . . . . . . . . . . . .      (363)       (102)        (259)         (1)
                                               ---------   ---------     --------    --------
Loss before income taxes . . . . . . . . . . .    (1,971)     (1,035)      (2,897)     (1,968)

Income tax expense (benefit) . . . . . . . . .        21        (261)         (18)       (560)
                                               ---------   ---------     --------    --------
Net loss . . . . . . . . . . . . . . . . . . .   $(1,992)     $ (774)     $(2,879)    $(1,408)
                                               ---------   ---------     --------    --------
Other comprehensive loss, net of tax:
  Foreign currency translation
    adjustments income. . . . . . . . .. . . .        43          18           4          28
  Unrealized holding gains arising
    during period. . . . . . . . . . . . . . .         6          19           7          26
                                               ---------   ---------     --------    --------
Comprehensive loss . . . . . . . . . . . . . .   $(1,943)     $ (737)     $(2,868)    $(1,354)
                                               =========   =========     ========    ========

Net loss per share (basic) . . . . . . . . . .    $(0.28)     $(0.11)     $ (0.40)    $ (0.20)
Net loss per share (diluted) . . . . . . . . .    $(0.28)     $(0.11)     $ (0.40)    $ (0.20)

Shares used in per share calculation:
  Basic. . . . . . . . . . . . . . . . . . . .     7,164       7,128        7,174       7,125
  Diluted. . . . . . . . . . . . . . . . . . .     7,164       7,128        7,174       7,125


                       The accompanying notes are an integral part of these
                           condensed consolidated financial statements.

                                  AEHR TEST SYSTEMS
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                      (Unaudited)

                                                      Six Months Ended
                                                        November 30,
                                                   ----------------------
                                                      2002        2001
                                                   ----------  ----------
Cash flows from operating activities:
  Net loss......................................      $(2,879)    $(1,408)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities:
    Loss on impairment of an investment.........          365          --
    Provision for doubtful accounts.............          110         (20)
    Depreciation and amortization...............          323         547
    Deferred income taxes.......................           --        (185)
    Changes in operating assets and liabilities:
      Accounts receivable.......................         (832)      1,037
      Inventories...............................         (217)        653
      Accounts payable..........................         (246)       (842)
      Accrued expenses and deferred revenue.....         (254)     (1,437)
      Deferred lease commitment.................           32          44
      Other current assets......................           22          80
                                                   ----------  ----------
        Net cash used in
          operating activities..................       (3,576)     (1,531)
                                                   ----------  ----------
Cash flows from investing activities:
    (Increase) decrease in short-
      term investments..........................        3,786      (2,422)
    Increase in long-term investments...........         (301)       (270)
    Additions to property and equipment.........          (70)       (318)
    Increase in other assets....................          (85)        (96)
                                                   ----------  ----------
        Net cash provided by (used in)
          investing activities..................        3,330      (3,106)
                                                   ----------  ----------
Cash flows from financing activities:
    Proceeds from issuance of common stock
      and exercise of stock options.............           50         340
    Repurchase of common stock..................         (156)       (128)
                                                   ----------  ----------
        Net cash provided by (used in)
          financing activities..................         (106)        212
                                                   ----------  ----------

Effect of exchange rates on cash................           20          28
                                                   ----------  ----------
        Net decrease in cash and
          cash equivalents......................         (332)    (4,397)

Cash and cash equivalents, beginning of period..        7,485      10,391
                                                   ----------  ----------
Cash and cash equivalents, end of period........      $ 7,153     $ 5,994
                                                   ==========  ==========

                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                               AEHR TEST SYSTEMS
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED NOVEMBER 30, 2002
                                  (UNAUDITED)


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

                                                Three Months Ended       Six Months Ended
                                                   November 30,             November 30,
                                              ---------   ---------    ---------  ---------
                                                 2002        2001         2002       2001
                                              ---------   ---------    ---------  ---------
                                                 (in thousands, except per share amounts)
                                                                (unaudited)
Net loss available to common shareholders:

Numerator: Net loss ........................    $(1,992)      $(774)     $(2,879)   $(1,408)
                                              ---------   ---------    ---------  ---------
Denominator for basic net loss per share:
  Weighted-average shares outstanding ......      7,164       7,128        7,174      7,125
                                              ---------   ---------    ---------  ---------
Shares used in basic per share calculation..      7,164       7,128        7,174      7,125

Effect of dilutive securities:
    Employee stock options..................         --          --           --         --
                                              ---------   ---------    ---------  ---------
Denominator for diluted net loss
    per share...............................      7,164       7,128        7,174      7,125
                                              ---------   ---------    ---------  ---------

Basic net loss per share....................    $ (0.28)     $(0.11)     $ (0.40)   $ (0.20)
                                              =========   =========    =========  =========
Diluted net loss per share..................    $ (0.28)     $(0.11)     $ (0.40)   $ (0.20)
                                              =========   =========    =========  =========

3.  INVENTORIES

Inventories are comprised of the following (in thousands):

                                     November 30,    May 31,
                                         2002         2002
                                     (unaudited)
                                     -----------  -----------
Raw materials and sub-assemblies          $4,461       $4,825
Work in process                            4,279        3,698
Finished goods                               116          110
                                     -----------  -----------
                                          $8,856       $8,633
                                     ===========  ===========

4.  SEGMENT INFORMATION

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

                                            United                        Adjust-
                                            States     Asia     Europe     ments     Total
                                           --------- --------- --------- --------- ---------
Three months ended November 30, 2002:
  Net sales......................            $ 2,636    $  140    $  409   $  (257)  $ 2,928
  Portion of U.S. net sales
    from export sales............              2,240        --        --        --     2,240
  Income (loss) from operations..             (1,660)     (117)       47        64    (1,666)
  Identifiable assets............             38,875     1,031       704   (10,195)   30,415
  Long-lived assets..............              1,831       259        16        --     2,106

Six months ended November 30, 2002:
  Net sales......................            $ 5,993    $  228    $  651   $  (436)  $ 6,436
  Portion of U.S. net sales
    from export sales............              4,819        --        --        --     4,819
  Income (loss) from operations..             (2,571)     (282)      (47)      121    (2,779)
  Identifiable assets............             38,875     1,031       704   (10,195)   30,415
  Long-lived assets..............              1,831       259        16        --     2,106

Fiscal year ended May 31, 2002:
  Net sales......................            $11,458    $  659    $  930   $  (479)  $12,568
  Portion of U.S. net sales
    from export sales............              6,775        --        --        --     6,775
  Income (loss) from operations..             (3,974)     (737)       49       159    (4,503)
  Identifiable assets............             41,286     1,324       485    (9,277)   33,818
  Long-lived assets..............              2,062       275        19        --     2,356

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


5.  GOODWILL

    The Company has adopted the provisions of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," effective June 1, 2002. In accordance with SFAS 142, the Company ceased the amortization of goodwill as of June 1, 2002. Net goodwill at November 30, 2002 and May 31, 2002 was $274,000.

    The following table summarizes the impact of adopting SFAS 142 on the net loss and net loss per share as adjusted to exclude amortization of goodwill for the quarter ended November 30, 2002 and November 20, 2001 as reported in the accompanying Condensed Consolidated Financial Statements (in thousands, except per share amounts):

                                   Three Months Ended       Six Months Ended
                                      November 30,             November 30,
                                 ---------   ---------    ---------  ---------
                                    2002        2001         2002       2001
                                 ---------   ---------    ---------  ---------
Reported net loss                  $(1,992)     $ (774)     $(2,879)   $(1,408)
Goodwill amortization                   --          12           --         24
                                   -------     -------    ---------  ---------
Adjusted net loss                  $(1,992)     $ (762)     $(2,879)   $(1,384)
                                   -------     -------    ---------  ---------

Basic and diluted net loss
per share:
Reported net loss                  $ (0.28)     $(0.11)     $ (0.40)   $ (0.20)
Goodwill amortization                   --          --           --         --
Adjusted net loss per share        $ (0.28)     $(0.11)     $ (0.40)   $ (0.20)

    In accordance with the provisions of SFAS 142, the Company performed an initial test of goodwill impairment before November 30, 2002. The test showed no impairment of the Company's goodwill as of June 1, 2002, the initial date of adopting SFAS 142. In accordance with SFAS 142, goodwill will be subject to an annual impairment test.

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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document.

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

                                                  Three Months Ended        Six Months Ended
                                                     November 30,             November 30,
                                               ----------------------    --------------------
                                                  2002        2001         2002         2001
                                               ----------  ----------    ---------   ----------
Net sales. . . . . . . . . . . . . . . . . . .     100.0 %     100.0 %      100.0 %    100.0 %
Cost of sales. . . . . . . . . . . . . . . . .      65.2        49.6         59.9       50.0
                                               ----------  ----------    ---------   --------
Gross profit . . . . . . . . . . . . . . . . .      34.8        50.4         40.1       50.0
                                               ----------  ----------    ---------   --------
Operating expenses:
  Selling, general and administrative. . . . .      49.6        53.2         49.1       55.6
  Research and development . . . . . . . . . .      42.1        35.4         34.1       34.9
                                               ----------  ----------    ---------   --------
      Total operating expenses . . . . . . . .      91.7        88.6         83.2       90.5
                                               ----------  ----------    ---------   --------
Loss from operations . . . . . . . . . . . . .     (56.9)      (38.2)       (43.1)     (40.5)

Interest income  . . . . . . . . . . . . . . .       2.0         5.1          2.2        5.5
Other expense, net . . . . . . . . . . . . . .     (12.4)       (3.6)        (4.1)        --
                                               ----------  ----------    ---------   --------
Loss before income taxes . . . . . . . . . . .     (67.3)      (36.7)       (45.0)     (35.0)

Income tax expense (benefit) . . . . . . . . .       0.7        (9.3)        (0.3)     (10.0)
                                               ----------  ----------    ---------   --------
Net loss . . . . . . . . . . . . . . . . . . .     (68.0)%     (27.4)%      (44.7)%    (25.0)%
                                               ==========  ==========    =========   ========

                                      11

THREE MONTHS ENDED NOVEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2001

    NET SALES. Net sales consist primarily of sales of systems, die carriers, test fixtures, upgrades and spare parts and revenues from service contracts. Net sales increased to $2.9 million in the three months ended November 30, 2002 from $2.8 million in the three months ended November 30, 2001, an increase of 3.8%. The increase in net sales resulted primarily from an increase in sales of MTX products of approximately $902,000, partially offset by a decrease of dynamic burn-in products of approximately $682,000.

    GROSS PROFIT.  Gross profit consists of net sales less cost of sales.
Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. The gross profit decreased to $1.0 million in the three months ended November 30, 2002 from $1.4 million in the three months ended November 30, 2001, a decrease of 28.2%. Gross profit margin decreased to 34.8% in the three month ended November 30, 2002 from 50.4% in the three month ended November 30, 2001. The decrease in gross profit margin was primarily the result of a change in product mix, particularly a decrease in upgrades and an increase in systems sold, resulting in higher material costs as a percentage of net sales.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related costs of employees, customer support costs, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses were unchanged at $1.5 million in the three months ended November 30, 2002 and in the three months ended November 30, 2001. As a percentage of net sales, SG&A expenses decreased to 49.6% in the three months ended November 30, 2002 from 53.2% in the three months ended November 30, 2001.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses increased to $1.2 million in the three months ended November 30, 2002 from $1.0 million in the three months ended November 30, 2001, an increase of 23.5%. The increase in R&D expenses was primarily due to an increase in project material expenses. As a percentage of net sales, R&D expenses increased to 42.1% in the three months ended November 30, 2002 from 35.4% in the three months ended November 30, 2001.

    INTEREST INCOME. Interest income decreased to $58,000 in the three months ended November 30, 2002 from $145,000 in the three months ended November 30, 2001, a decrease of 60.0%. The decrease in interest income was primarily related to a lower average rate of return on investments.

    OTHER INCOME (EXPENSE), NET. Other expense, net increased to $363,000 in the three months ended November 30, 2002, from $102,000 in the three months ended November 30, 2001, an increase of 255.9%. The increase in other expense, net was primarily due to a non-cash impairment to an investment, to reflect current market conditions affecting the investment's valuation.

    INCOME TAX EXPENSE (BENEFIT). Income tax expense was $21,000 in the three months ended November 30, 2002, compared with income tax benefit of $261,000 in the three months ended November 30, 2001. The income tax expense in the three months ended November 30, 2002 was primarily due to the tax expense recorded as a result of income earned in the Company's German subsidiary. The income tax benefit in the three months ended November 30, 2001 was primarily due to the tax benefit recorded as a result of losses incurred in the Company's U.S. operations. The Company's effective income tax rate did not approximate the statutory tax rates of the jurisdictions in which the Company operates primarily because no tax benefit is being recorded for losses in either the Company's U.S. operations or its Japanese subsidiary.

SIX MONTHS ENDED NOVEMBER 30, 2002 COMPARED TO SIX MONTHS ENDED NOVEMBER 30,
2001

    NET SALES. Net sales increased to $6.4 million in the six months ended November 30, 2002 from $5.6 million in the six months ended November 30, 2001, an increase of 14.4%. The increase in net sales resulted primarily from increase in sales of MTX products.

    GROSS PROFIT. Gross profit decreased to $2.6 million in the six months ended November 30, 2002 from $2.8 million in the six months ended November 30, 2001, a decrease of 8.4%. Gross profit margin decreased to 40.1% in the six months ended November 30, 2002 from 50.0% in the six months ended November 30, 2001. The decrease in gross profit margin was primarily the result of a change in product mix, particularly a decrease in upgrades and an increase in systems sold, resulting in higher material costs as a percentage of net sales.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased to $3.2 million in the six months ended November 30, 2002 from $3.1 million in the six months ended November 30, 2001, an increase of 1.0%. As a percentage of net sales, SG&A expenses decreased to 49.1% in the six months ended November 30, 2002 from 55.6% in the six months ended November 30, 2001, reflecting higher net sales.

    RESEARCH AND DEVELOPMENT. R&D expenses increased to $2.2 million in the six months ended November 30, 2002 from $2.0 million in the six months ended November 30, 2001, an increase of 11.7%. The increase in R&D expenses was primarily due to increases in employment related expenses and project material expenses of $171,000 and $130,000, respectively. As a percentage of net sales, R&D expenses decreased to 34.1% in the six months ended November 30, 2002 from 34.9% in the six months ended November 30, 2001, reflecting higher net sales.

    INTEREST INCOME. Interest income decreased to $141,000 in the six months ended November 30, 2002 from $313,000 in the six months ended November 30, 2001, a decrease of 55.0%. The decrease in interest income was primarily related to a lower average rate of return on investments.

    OTHER INCOME (EXPENSE), NET. Other expense, net increased to $259,000 in the six months ended November 30, 2002, from $1,000 in the six months ended November 30, 2001. The increase in other expense, net was primarily due to a non-cash impairment to an investment, to reflect current market conditions affecting the investment's valuation.

    INCOME TAX EXPENSE (BENEFIT). Income tax benefit was $18,000 in the six months ended November 30, 2002, compared with income tax benefit of $560,000 in the six months ended November 30, 2001. The income tax benefit in the six months ended November 30, 2002 was primarily due to the tax benefit recorded as a result of losses incurred in the Company's German subsidiary. The income tax benefit in the six months ended November 30, 2001 was primarily due to the tax benefit recorded as a result of losses incurred in the Company's U.S. operations. The Company's effective income tax rate did not approximate the statutory tax rates of the jurisdictions in which the Company operates primarily because no tax benefit is being recorded for losses in either the Company's U.S. operations or its Japanese subsidiary.


LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary source of liquidity has been the cash flow generated from the Company's August 1997 initial public offering, resulting in net proceeds to the Company of approximately $26.8 million. As of November 30, 2002, the Company had $11.4 million in cash and short-term investments.

    Net cash used in operating activities was approximately $3.6 million for the six months ended November 30, 2002 and $1.5 million for the six months ended November 30, 2001. For the six months ended November 30, 2002, net cash used in operating activities was due primarily to the net loss of $2.9 million and an increase in accounts receivable of $832,000. For the six months ended November 30, 2001, net cash used in operating activities was due primarily to the net loss of $1.4 million and a decrease in accrued expenses and deferred revenue of $1.4 million, partially offset by a decrease in accounts receivable of $1.0 million.

    Net cash provided by investing activities was approximately $3.3 million for the six months ended November 30, 2002 and net cash used in investing activities was approximately $3.1 million for the six months ended November 30, 2001. The cash provided by investing activities during the six months ended November 30, 2002 was primarily due to the sale of short-term investments. The cash used in investing activities during the six months ended November 30, 2001 was primarily due to the purchase of short-term investments.

    Financing activities used cash of approximately $106,000 in the six months ended November 30, 2002 and provided cash of approximately $212,000 in the six months ended November 30, 2001. Net cash used in financing activities during the six months ended November 30, 2002 was primarily due to the Company's repurchase of 66,200 of its outstanding common shares at an average price of $2.35. Net cash provided by financing activities during the six months ended and November 30, 2001 was primarily due to the proceeds from issuance of common stock and exercise of stock options.

    As of November 30, 2002, the Company had working capital of $23.2 million, compared with $26.0 million as of May 31, 2002. Working capital consists of cash and cash equivalents, short-term investments, accounts receivable, inventory and other current assets, less current liabilities.

    The Company announced in August 1998 that its board of directors had authorized the repurchase of up to 1,000,000 shares of its outstanding common shares. The Company may repurchase the shares in the open market or in privately negotiated transactions, from time to time, subject to market conditions. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase program may be interrupted or discontinued at any time. Any such repurchase of shares, if consummated, may use a portion of the Company's working capital. Through November 30, 2002, the Company has repurchased 512,200 shares at an average price of $3.99.

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

    CUSTOMER CONCENTRATION. Sales to the Company's five largest customers accounted for approximately 61.7%, 58.8% and 64.3% of its net sales in fiscal 2002, 2001 and 2000, respectively. Sales to the Company's five largest customers accounted for approximately 73.7% of its net sales in the six months ended November 30, 2002. During fiscal 2002, Texas Instruments, Formosa Advanced Technologies Co. Ltd. and ASE Test, Inc. accounted for 22.3%, 17.1% and 11.1% of the Company's net sales, respectively. During fiscal 2001, Texas Instruments and Formosa Advanced Technologies Co. Ltd. accounted for 25.2% and 12.7% of the Company's net sales, respectively. During fiscal 2000, Texas Instruments, Formosa Advanced Technologies Co. Ltd. and First International Computer Inc. accounted for 22.8%, 19.2% and 13.5% of the Company's net sales, respectively. No other customers represented more than 10% of the Company's net sales for fiscal 2002, 2001 and 2000. The loss of or reduction or delay in orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect the Company's business, financial condition and operating results.

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

    DEPENDENCE ON INTERNATIONAL SALES AND OPERATIONS. Approximately 62.7%, 60.6% and 73.3% of the Company's net sales for fiscal 2002, 2001 and 2000, respectively, were attributable to sales to customers for delivery outside of the United States. A substantial portion of the Company's sales has been in Asia. Turmoil in the Asian financial markets has resulted, and may result in the future, in dramatic currency devaluations, stock market declines, restriction of available credit and general financial weakness. In addition, DRAM prices have sometimes fallen dramatically, are currently doing so, and will likely do so again in the future. The Company believes that many international semiconductor manufacturers limited capital spending (including the purchase of MTXs) in fiscal years 1999, 2001 and 2002, and that the uncertainty of the DRAM and other IC markets may cause some manufacturers in the future to again delay capital spending plans. Such developments would have a material adverse effect on the Company's business, financial condition and results of operations.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The Company considered the provisions of Financial Reporting Release No. 48 "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." The Company has no holdings of derivative financial or commodity instruments at November 30, 2002.

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

    A majority of the Company's revenue and capital spending is transacted in U.S. dollars. The Company, however, enters into transactions in other currencies, primarily Japanese Yen. Substantially all sales to Japanese customers are denominated in yen. Since the price is determined at the time a purchase order is accepted, the Company is exposed to the risks of fluctuations in the yen-dollar exchange rate during the lengthy period from purchase order to ultimate payment. This exchange rate risk is partially offset to the extent that the Company's Japanese subsidiary incurs yen-denominated expenses. To date, the Company has not invested in instruments designed to hedge currency risks. In addition, the Company's Japanese subsidiary typically carries debt or other obligations due to the Company that may be denominated in either yen or dollars. Since the Japanese subsidiary's financial statements are based in yen and the Company's financial statements are based in dollars, the Japanese subsidiary and the Company recognize foreign exchange gain or loss in any period in which the value of the yen rises or falls in relation to the dollar. A 10% decrease in the value of the yen as compared with the dollar would potentially result in an additional net loss of approximately $183,000.

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

    None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held an Annual Meeting of Shareholders on October 17, 2002. There were issued and outstanding on September 4, 2002, the record date, 7,183,786 shares of Common Stock. There were present at said meeting in person and by proxy Shareholders of the Company who were holders of 6,571,727 shares of Common Stock entitled to vote thereat, constituting a quorum. At the Annual Meeting, the following votes were cast for the proposals indicated:

Proposal One:  Election of Directors of the Company.

      NOMINEE          VOTES FOR     VOTES WITHHELD     BROKER NON-VOTES
------------------     ---------     --------------     ----------------
Rhea J. Posedel        6,459,366        112,361                --
Robert R. Anderson     6,563,722          8,005                --
William W.R. Elder     6,563,722          8,005                --
Mukesh Patel           6,563,722          8,005                --
Mario M. Rosati        6,563,722          8,005                --

Proposal Two: Ratification of Appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for fiscal 2003.

                        VOTES
                      ---------
FOR                   6,476,827
AGAINST                  94,800
ABSTAIN                     100
BROKER NON-VOTES             --

Item 5.  OTHER INFORMATION

    None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                (a)  Exhibits

    The Exhibits listed on the accompanying "Index to Exhibits" are filed as part hereof, or incorporated by reference into, the report.

                (b)  Report on Form 8-K

    The Company filed a Form 8-K on November 5, 2002 reporting that a letter to the Company's shareholders of record was sent on or about November 4, 2002. The letter included condensed consolidated statements of operations for the three months ended August 31, 2002 and August 31, 2001 and condensed consolidated balance sheets as of August 31, 2002 and May 31, 2002.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Aehr Test Systems
                                                    (Registrant)

Date:     January 13, 2003                   /s/  RHEA J. POSEDEL
                                                  ---------------
                                                  Rhea J. Posedel
                                            Chief Executive Officer and
                                        Chairman of the Board of Directors


Date:     January 13, 2003                   /s/  GARY L. LARSON
                                                  --------------
                                                  Gary L. Larson
                                            Vice President of Finance and
                                               Chief Financial Officer

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


Date: January 13, 2003
                                                /s/ RHEA J. POSEDEL
                                                ---------------------------
                                                Rhea J. Posedel
                                                Chief Executive Officer

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


Date: January 13, 2003
                                                /s/ GARY L. LARSON
                                                ---------------------------
                                                Gary L. Larson
                                                Chief Financial Officer

                                 AEHR TEST SYSTEMS
                                 INDEX TO EXHIBITS


Exhibit No.      Description
----------       ------------


   10.1 Letter to Shareholders. (This is incorporated by reference to Exhibit 20 to Aehr Test Systems' Form 8-K filed November 5,
                 2002).

   99.1          Certification Statement of Chief Executive Officer.

   99.2          Certification Statement of Chief Financial Officer.