Form 10-Q
period 2003-02-28
AEHR TEST SYSTEMS
filed 2003-04-11
CIK 1040470

                                    FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 28, 2003.

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

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                  YES          NO  X
                                      ---         ---

     Number of shares of Common Stock, $0.01 par value, outstanding at February 28, 2003 was 7,140,301.

                                      FORM 10-Q

                       FOR THE QUARTER ENDED FEBRUARY 28, 2003

                                       INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
               February 28, 2003 and May 31, 2002 . . . . . . . . . . .   3

          Condensed Consolidated Statements of Operations for the three
               months and nine months ended February 28, 2003 and 2002.   4

          Condensed Consolidated Statements of Cash Flows for the
               nine months ended February 28, 2003 and 2002 . . . . . .   5

          Notes to Condensed Consolidated Financial Statements. . . . .   6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations. . . . . . . . . . . . . . . .  11

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risks. .  21

ITEM 4.  Controls and Procedures. . . . . . . . . . . . . . . . . . . .  21


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . .  22

ITEM 2.  Changes in Securities and Use of Proceeds  . . . . . . . . . .  22

ITEM 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . .  22

ITEM 4.  Submission of Matters to a Vote of Security Holders  . . . . .  22

ITEM 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . .  22

ITEM 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .  22

SIGNATURE PAGE  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

                            PART I.  FINANCIAL STATEMENTS

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  AEHR TEST SYSTEMS
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except per share data)

                                                  February 28,    May 31,
                                                     2003          2002
                                                 (unaudited)
                                                 -----------  -----------
                        ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . .    $ 6,411      $ 7,485
  Short-term investments. . . . . . . . . . . . .      2,631        8,003
  Accounts receivable . . . . . . . . . . . . . .      5,568        3,132
  Inventories . . . . . . . . . . . . . . . . . .      9,467        8,633
  Prepaid expenses and other. . . . . . . . . . .      2,260        2,373
                                                 -----------  -----------
    Total current assets  . . . . . . . . . . . .     26,337       29,626

Property and equipment, net . . . . . . . . . . .      1,570        2,356
Long-term investments . . . . . . . . . . . . . .        420           --
Other assets, net . . . . . . . . . . . . . . . .      1,563        1,836
                                                 -----------  -----------
    Total assets  . . . . . . . . . . . . . . . .    $29,890      $33,818
                                                 ===========  ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . .    $ 1,179      $   874
  Accrued expenses. . . . . . . . . . . . . . . .      2,324        2,260
  Deferred revenue. . . . . . . . . . . . . . . .        142          540
                                                 -----------  -----------
    Total current liabilities . . . . . . . . . .      3,645        3,674

Deferred revenue. . . . . . . . . . . . . . . . .         35           35
Deferred lease commitment . . . . . . . . . . . .        266          224
                                                 -----------  -----------
    Total liabilities . . . . . . . . . . . . . .      3,946        3,933
                                                 -----------  -----------
Shareholders' equity:
  Common stock, $.01 par value:
    Issued and outstanding: 7,140 shares and
    7,184 shares at February 28, 2003 and
    May 31, 2002, respectively. . . . . . . . . .         71           72
  Additional paid-in capital. . . . . . . . . . .     36,333       36,387
  Accumulated other comprehensive income. . . . .      1,475        1,494
  Accumulated deficit . . . . . . . . . . . . . .    (11,935)      (8,068)
                                                 -----------  -----------
    Total shareholders' equity  . . . . . . . . .     25,944       29,885
                                                 -----------  -----------
    Total liabilities and shareholders' equity. .    $29,890      $33,818
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

                               AEHR TEST SYSTEMS AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (in thousands, except per share data)
                                           (Unaudited)

                                                 Three Months Ended        Nine Months Ended
                                                     February 28              February 28
                                               ---------------------     --------------------
                                                  2003         2002         2003        2002
                                               ---------   ---------     ---------   --------
Net sales. . . . . . . . . . . . . . . . . . .   $ 4,028      $3,419      $10,464     $ 9,046
Cost of sales. . . . . . . . . . . . . . . . .     2,512       1,801        6,369       4,612
                                               ---------   ---------     --------    --------
Gross profit . . . . . . . . . . . . . . . . .     1,516       1,618        4,095       4,434
                                               ---------   ---------     --------    --------
Operating expenses:
  Selling, general and administrative. . . . .     1,497       1,683        4,660       4,814
  Research and development . . . . . . . . . .     1,100         966        3,295       2,931
                                               ---------   ---------     --------    --------
      Total operating expenses . . . . . . . .     2,597       2,649        7,955       7,745
                                               ---------   ---------     --------    --------
Loss from operations . . . . . . . . . . . . .    (1,081)     (1,031)      (3,860)     (3,311)

Interest income  . . . . . . . . . . . . . . .        44         110          185         423
Other income (expense), net. . . . . . . . . .        99         (91)        (160)        (92)
                                               ---------   ---------     --------    --------
Loss before income taxes . . . . . . . . . . .      (938)     (1,012)      (3,835)     (2,980)

Income tax expense (benefit) . . . . . . . . .        50        (275)          32        (835)
                                               ---------   ---------     --------    --------
Net loss . . . . . . . . . . . . . . . . . . .   $  (988)     $ (737)     $(3,867)    $(2,145)
                                               ---------   ---------     --------    --------
Other comprehensive loss, net of tax:
  Foreign currency translation
    adjustments income (expense). . . .. . . .       (25)         54          (21)         82
  Unrealized holding gains (losses) arising
    during period. . . . . . . . . . . . . . .        (5)        (18)           2           8
                                               ---------   ---------     --------    --------
Comprehensive loss . . . . . . . . . . . . . .   $(1,018)     $ (701)     $(3,886)    $(2,055)
                                               =========   =========     ========    ========

Net loss per share (basic) . . . . . . . . . .   $ (0.14)     $(0.10)     $ (0.54)    $ (0.30)
Net loss per share (diluted) . . . . . . . . .   $ (0.14)     $(0.10)     $ (0.54)    $ (0.30)

Shares used in per share calculation:
  Basic. . . . . . . . . . . . . . . . . . . .     7,137       7,169        7,162       7,140
  Diluted. . . . . . . . . . . . . . . . . . .     7,137       7,169        7,162       7,140


                       The accompanying notes are an integral part of these
                           condensed consolidated financial statements.

                                  AEHR TEST SYSTEMS
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                      (Unaudited)

                                                      Nine Months Ended
                                                        February 28,
                                                   ----------------------
                                                      2003        2002
                                                   ----------  ----------
Cash flows from operating activities:
  Net loss......................................      $(3,867)    $(2,145)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities:
    Loss on impairment of an investment.........          365          --
    Provision for doubtful accounts.............           68          90
    Gain on disposition of fixed assets.........           (1)         --
    Depreciation and amortization...............          482         470
    Deferred income taxes.......................           --           9
    Changes in operating assets and liabilities:
      Accounts receivable.......................       (2,462)        652
      Inventories...............................         (289)      1,457
      Accounts payable..........................          187        (664)
      Accrued expenses and deferred revenue.....         (357)     (1,521)
      Deferred lease commitment.................           42          60
      Other current assets......................          119        (281)
                                                   ----------  ----------
        Net cash used in
          operating activities..................       (5,713)     (1,873)
                                                   ----------  ----------
Cash flows from investing activities:
    Decrease in short-term investments..........        5,372         213
    Increase in long-term investments...........         (418)     (1,303)
    Additions to property and equipment.........         (208)       (766)
    Increase in other assets....................          (85)        (26)
                                                   ----------  ----------
        Net cash provided by (used in)
          investing activities..................        4,661      (1,882)
                                                   ----------  ----------
Cash flows from financing activities:
    Proceeds from issuance of common stock
      and exercise of stock options.............          110         340
    Repayment of notes from shareholders........           --          84
    Repurchase of common stock..................         (165)       (141)
                                                   ----------  ----------
        Net cash provided by (used in)
          financing activities..................          (55)        283
                                                   ----------  ----------

Effect of exchange rates on cash................           33          82
                                                   ----------  ----------
        Net decrease in cash and
          cash equivalents......................       (1,074)     (3,390)

Cash and cash equivalents, beginning of period..        7,485      10,391
                                                   ----------  ----------
Cash and cash equivalents, end of period........      $ 6,411     $ 7,001
                                                   ==========  ==========

                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                               AEHR TEST SYSTEMS
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED FEBRUARY 28, 2003
                                  (UNAUDITED)


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

        UNAUDITED INTERIM FINANCIAL DATA. In the opinion of management, the unaudited condensed consolidated financial statements for the interim periods presented reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the consolidated financial position and results of operations as of and for such periods indicated.
These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2002. Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.


2.  STOCK-BASED COMPENSATION

    The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's shares and the exercise price of the option. Stock-based compensation for consultants or other third parties are accounted for in accordance with SFAS 123 and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

    For purposes of pro forma disclosures, the estimated fair value of the stock options and grants under the Company's Employee Stock Purchase Plan are amortized to expense over the vesting period. The Company's pro forma information follows (in thousands, except per share amounts):

                                                Three Months Ended       Nine Months Ended
                                                   February 28,             February 28,
                                              ---------   ---------    ---------  ---------
                                                 2003        2002         2003       2002
                                              ---------   ---------    ---------  ---------
                                                                (unaudited)
Net loss, as reported:......................    $  (988)    $  (737)     $(3,867)   $(2,145)

Deduct: Total stock-based employee
        compensation expense determined
        under fair value based method
        for all awards, net of related
        tax effects.........................       (231)       (315)        (609)      (986)
                                              ---------   ---------    ---------  ---------
Pro forma net loss..........................    $(1,219)    $(1,052)     $(4,476)   $(3,131)
                                              =========   =========    =========  =========
Net loss per share:

Basic, as reported..........................    $ (0.14)    $ (0.10)     $ (0.54)   $ (0.30)
                                              =========   =========    =========  =========
Basic, pro forma............................    $ (0.17)    $ (0.15)     $ (0.62)   $ (0.44)
                                              =========   =========    =========  =========
Diluted, as reported........................    $ (0.14)    $ (0.10)     $ (0.54)   $ (0.30)
                                              =========   =========    =========  =========
Diluted, pro forma..........................    $ (0.17)    $ (0.15)     $ (0.62)   $ (0.44)
                                              =========   =========    =========  =========

    The above pro forma effects on loss may not be representative of the effects on net income (loss) for future years as option grants typically vest over several years and additional options are generally granted each year.

    The fair value of each option and stock purchase plan grant has been estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

                                          Three Months Ended       Nine Months Ended
                                             February 28,             February 28,
                                        ---------   ---------    ---------  ---------
                                           2003        2002         2003       2002
                                        ---------   ---------    ---------  ---------
Risk-free Interest Rate ..............    2.99%       4.34%        3.25%      4.35%
Expected Life.........................   5 years     5 years      5 years    5 years
Volatility............................    0.79        0.87         0.79       0.87
Dividend Yield........................     --          --           --         --

3.  EARNINGS PER SHARE

        EARNINGS PER SHARE. Earnings per share is computed based on the weighted average number of common and common equivalent shares (common stock options and warrants) outstanding, when dilutive, during each period using the treasury stock method.

                                                Three Months Ended       Nine Months Ended
                                                   February 28,             February 28,
                                              ---------   ---------    ---------  ---------
                                                 2003        2002         2003       2002
                                              ---------   ---------    ---------  ---------
                                                 (in thousands, except per share amounts)
                                                                (unaudited)
Net loss available to common shareholders:

Numerator: Net loss.........................     $ (988)     $ (737)     $(3,867)   $(2,145)
                                              ---------   ---------    ---------  ---------
Denominator for basic net loss per share:
  Weighted-average shares outstanding ......      7,137       7,169        7,162      7,140
                                              ---------   ---------    ---------  ---------
Shares used in basic per share calculation..      7,137       7,169        7,162      7,140

Effect of dilutive securities:
    Employee stock options..................         --          --           --         --
                                              ---------   ---------    ---------  ---------
Denominator for diluted net loss
    per share...............................      7,137       7,169        7,162      7,140
                                              ---------   ---------    ---------  ---------

Basic net loss per share....................     $(0.14)     $(0.10)     $ (0.54)   $ (0.30)
                                              =========   =========    =========  =========
Diluted net loss per share..................     $(0.14)     $(0.10)     $ (0.54)   $ (0.30)
                                              =========   =========    =========  =========

4.  INVENTORIES

Inventories are comprised of the following (in thousands):

                                     February 28,    May 31,
                                         2003         2002
                                     (unaudited)
                                     -----------  -----------
Raw materials and sub-assemblies          $3,784       $4,825
Work in process                            5,192        3,698
Finished goods                               491          110
                                     -----------  -----------
                                          $9,467       $8,633
                                     ===========  ===========

5.  SEGMENT INFORMATION

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

                                            United                        Adjust-
                                            States     Asia     Europe     ments     Total
                                           --------- --------- --------- --------- ---------
Three months ended February 28, 2003:
  Net sales......................            $ 3,667    $  171    $  508   $  (318)  $ 4,028
  Portion of U.S. net sales
    from export sales............              3,110        --        --        --     3,110
  Income (loss) from operations..             (1,067)     (134)      113         7    (1,081)
  Identifiable assets............             38,265       982       752   (10,109)   29,890
  Long-lived assets..............              1,290       262        18        --     1,570

Nine months ended February 28, 2003:
  Net sales......................            $ 9,660    $  399    $ 1,159   $ (754)  $10,464
  Portion of U.S. net sales
    from export sales............              7,929        --        --        --     7,929
  Income (loss) from operations..             (3,638)     (416)       66       128    (3,860)
  Identifiable assets............             38,265       982       752   (10,109)   29,890
  Long-lived assets..............              1,290       262        18        --     1,570

Fiscal year ended May 31, 2002:
  Net sales......................            $11,458    $  659    $  930   $  (479)  $12,568
  Portion of U.S. net sales
    from export sales............              6,775        --        --        --     6,775
  Income (loss) from operations..             (3,974)     (737)       49       159    (4,503)
  Identifiable assets............             41,286     1,324       485    (9,277)   33,818
  Long-lived assets..............              2,062       275        19        --     2,356

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


6.  GOODWILL

    The Company has adopted the provisions of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," effective June 1, 2002. In accordance with SFAS 142, the Company ceased the amortization of goodwill as of June 1, 2002. Net goodwill at February 28, 2003 and May 31, 2002 was $274,000.

    The following table summarizes the impact of adopting SFAS 142 on the net loss and net loss per share as adjusted to exclude amortization of goodwill for the three months and nine months ended February 28, 2003 and February 28, 2002 as reported in the accompanying Condensed Consolidated Financial Statements (in thousands, except per share amounts):

                                   Three Months Ended       Nine Months Ended
                                      February 28,             February 28,
                                 ---------   ---------    ---------  ---------
                                    2003        2002         2003       2002
                                 ---------   ---------    ---------  ---------
Reported net loss                   $ (988)     $ (737)     $(3,867)   $(2,145)
Goodwill amortization                   --          12           --         36
                                   -------     -------    ---------  ---------
Adjusted net loss                   $ (988)     $ (725)     $(3,867)   $(2,109)
                                   -------     -------    ---------  ---------

Basic and diluted net loss
per share:
Reported net loss per share         $(0.14)     $(0.10)     $ (0.54)   $ (0.30)
Goodwill amortization                   --          --           --         --
Adjusted net loss per share         $(0.14)     $(0.10)     $ (0.54)   $ (0.30)

    In accordance with the provisions of SFAS 142, the Company performed an initial test of goodwill impairment. The test showed no impairment of the Company's goodwill as of June 1, 2002, the initial date of adopting SFAS 142. In accordance with SFAS 142, goodwill will be subject to an annual impairment test.

7.  PRODUCT WARRANTIES

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

                                                 Three months   Nine months
                                                     ended         ended
                                                 --------------------------
                                                      February 28, 2003
                                                 ------------   -----------
                                                        (in thousands)
                                                          (unaudited)
Balance at the beginning of the period                    $52          $109
Accruals for warranties issued during the period           63            66
Accruals related to pre-existing warranties
 (including changes in estimates)                          --            --
Settlements made during the period
 (in cash or in kind)                                     (44)         (104)
                                                  -----------   -----------
Balance at the end of the period                          $71          $ 71
                                                  ===========   ===========

8.  RECENT ACCOUNTING PRONOUNCEMENTS

    In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Management does not expect the adoption of FIN 45 to have a material impact on the Company's financial position or results of operations. The Company has adopted the disclosure provisions of FIN 45 relating to product warranty effective the quarter ended February 28, 2003 (see Note 7 of the Notes to Condensed Consolidated Financial Statements).

    In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables". EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Management does not expect the adoption of EITF Issue No. 00-21 to have a material impact on the Company's financial position or results of operations.

    In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation, Transition and Disclosure". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002. The Company has adopted the disclosure requirements of SFAS 148 as of February 28, 2003 (see Note 2 of the Notes to Condensed Consolidated Financial Statements).

    In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51". FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Management is still assessing the impact of FIN 46 on the Company's financial position and results of operations.


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


CRITICAL ACCOUNTING POLICIES

    The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, long-term service contracts, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

                                                  Three Months Ended        Nine Months Ended
                                                     February 28,             February 28,
                                               ----------------------    --------------------
                                                  2003        2002         2003         2002
                                               ----------  ----------    ---------   ----------
Net sales. . . . . . . . . . . . . . . . . . .      100.0 %     100.0 %      100.0 %    100.0 %
Cost of sales. . . . . . . . . . . . . . . . .       62.4        52.7         60.9       51.0
                                               ----------  ----------    ---------   --------
Gross profit . . . . . . . . . . . . . . . . .       37.6        47.3         39.1       49.0
                                               ----------  ----------    ---------   --------
Operating expenses:
  Selling, general and administrative. . . . .       37.2        49.2         44.5       53.2
  Research and development . . . . . . . . . .       27.3        28.3         31.5       32.4
                                               ----------  ----------    ---------   --------
      Total operating expenses . . . . . . . .       64.5        77.5         76.0       85.6
                                               ----------  ----------    ---------   --------
Loss from operations . . . . . . . . . . . . .      (26.9)      (30.2)       (36.9)     (36.6)

Interest income  . . . . . . . . . . . . . . .        1.1         3.2          1.7        4.7
Other income (expense), net  . . . . . . . . .        2.5        (2.6)        (1.5)      (1.0)
                                               ----------  ----------    ---------   --------
Loss before income taxes . . . . . . . . . . .      (23.3)      (29.6)       (36.7)     (32.9)

Income tax expense (benefit) . . . . . . . . .        1.2        (8.0)         0.3       (9.2)
                                               ----------  ----------    ---------   --------
Net loss . . . . . . . . . . . . . . . . . . .      (24.5)%     (21.6)%      (37.0)%    (23.7)%
                                               ==========  ==========    =========   ========

THREE MONTHS ENDED FEBRUARY 28, 2003 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 2002

    NET SALES. Net sales increased to $4.0 million in the three months ended February 28, 2003 from $3.4 million in the three months ended February 28, 2002, an increase of 17.8%. The increase in net sales resulted primarily from increases in sales of dynamic burn-in products of approximately $1.5 million and non-recurring engineering revenue of $750,000 related to the development of a wafer-level burn-in and test system, partially offset by decreases in sales of MTX products of approximately $1.5 million.

    GROSS PROFIT. Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit decreased to $1.5 million in the three months ended February 28, 2003 from $1.6 million in the three months ended February 28, 2002, a decrease of 6.3%. The gross profit margin decreased to 37.6% in the three months ended February 28, 2003 from 47.3% in the three months ended February 28, 2002. The decrease in gross profit margin was primarily the result of an increase in systems sold under extremely competitive pricing pressures, resulting in relatively lower gross margins for those sales, and an increase in provision for inventory reserves, partially offset by the recognition of $750,000 in net sales related to completion of a milestone for the full wafer contact system development contract which had a relatively high gross margin.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related costs of employees, customer support costs, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses decreased to $1.5 million in the three months ended February 28, 2003 from $1.7 million in the three months ended February 28, 2002, a decrease of 11.1%. The decrease in SG&A expenses was primarily due to decreases in the provision for bad debt reserve and commissions to outside sales representatives of approximately $79,000 and $32,000, respectively.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses increased to $1.1 million in the three months ended February 28, 2003 from $1.0 million in the three months ended February 28, 2002, an increase of 13.9%. The increase in R&D expenses was primarily due to an increase in project material expenses.

    INTEREST INCOME. Interest income decreased to $44,000 in the three months ended February 28, 2003 from $110,000 in the three months ended February 28, 2002, a decrease of 60.0%. The decrease in interest income was primarily related to a lower average rate of return on investments.

    OTHER INCOME (EXPENSE), NET. Other income, net was $99,000 in the three months ended February 28, 2003, compared with other expense, net of $91,000 in the three months ended February 28, 2002. The increase in other income (expense), net was primarily due to foreign currency exchange gains recorded by the Company and its subsidiaries in the three months ended February 28, 2003 versus foreign currency exchange losses recorded in the three months ended February 28, 2002.

    INCOME TAX EXPENSE (BENEFIT). Income tax expense was $50,000 in the three months ended February 28, 2003, compared with income tax benefit of $275,000 in the three months ended February 28, 2002. The income tax expense in the three months ended February 28, 2003 was primarily due to the tax expense recorded as a result of income earned in the Company's German subsidiary. The income tax benefit in the three months ended February 28, 2002 was primarily due to the tax benefit recorded as a result of losses incurred in the Company's U.S. operations. The Company's U.S. operations and its Japanese subsidiary have experienced significant cumulative losses and thus generated certain net operating losses available to offset future taxes payable in the U.S. and Japan. As a result of the cumulative operating losses in the Company's U.S. operations and its Japanese subsidiary, a valuation allowance was established for the full amount of its U.S. operations and the Japanese subsidiary's net deferred tax assets in the fourth quarter of fiscal 2002.
The Company's effective income tax rate did not approximate the statutory tax rates of the jurisdictions in which the Company operates primarily because no tax benefit is being recorded for losses in either the Company's U.S. operations or its Japanese subsidiary.


NINE MONTHS ENDED FEBRUARY 28, 2003 COMPARED TO NINE MONTHS ENDED FEBRUARY 28, 2002

    NET SALES. Net sales increased to $10.5 million in the nine months ended February 28, 2003 from $9.0 million in the nine months ended February 28, 2002, an increase of 15.7%. The increase in net sales resulted primarily from an increase in sales of dynamic burn-in products.

    GROSS PROFIT. Gross profit decreased to $4.1 million in the nine months ended February 28, 2003 from $4.4 million in the nine months ended February 28, 2002, a decrease of 7.6%. The gross profit margin decreased to 39.1% in the nine months ended February 28, 2003 from 49.0% in the nine months ended February 28, 2002. The decrease in gross profit margin was primarily the result of a change in product mix, particularly a decrease in upgrades and an increase in systems sold, resulting in higher material costs as a percentage of net sales, and increases in provisions for inventory reserves and warranty, partially offset by the recognition of $750,000 related to completion of a milestone for the full wafer contact system development contract which had a relatively high gross margin.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses decreased to $4.7 million in the nine months ended February 28, 2003 from $4.8 million in the nine months ended February 28, 2002, a decrease of 3.2%. The decrease in SG&A expenses was primarily due to a decrease in employment related expenses.

    RESEARCH AND DEVELOPMENT. R&D expenses increased to $3.3 million in the nine months ended February 28, 2003 from $2.9 million in the nine months ended February 28, 2002, an increase of 12.4%. The increase in R&D expenses was primarily due to an increase in employment related expenses.

    INTEREST INCOME. Interest income decreased to $185,000 in the nine months ended February 28, 2003 from $423,000 in the nine months ended February 28, 2002, a decrease of 56.3%. The decrease in interest income was primarily related to a lower average rate of return on investments.

    OTHER INCOME (EXPENSE), NET. Other expense, net increased to $160,000 in the nine months ended February 28, 2003, from $92,000 in the nine months ended February 28, 2002, an increase of 73.9%. The increase in other expense, net was primarily due to a non-cash impairment of $365,000 of an investment to reflect the then current market conditions affecting the investment's valuation, partially offset by an increase in foreign currency exchange gains of approximately $284,000.

    INCOME TAX EXPENSE (BENEFIT). Income tax expense was $32,000 in the nine months ended February 28, 2003, compared with income tax benefit of $835,000 in the nine months ended February 28, 2002. The income tax expense in the nine months ended February 28, 2003 was primarily due to the tax expense recorded as a result of income earned in the Company's German subsidiary. The income tax benefit in the nine months ended February 28, 2002 was primarily due to the tax benefit recorded as a result of losses incurred in the Company's U.S. operations. The Company's U.S. operations and its Japanese subsidiary have experienced significant cumulative losses and thus generated certain net operating losses available to offset future taxes payable in the U.S. and Japan. As a result of the cumulative operating losses in the Company's U.S. operations and its Japanese subsidiary, a valuation allowance was established for the full amount of its U.S. operations and the Japanese subsidiary's net deferred tax assets in the fourth quarter of fiscal 2002.
The Company's effective income tax rate did not approximate the statutory tax rates of the jurisdictions in which the Company operates primarily because no tax benefit is being recorded for losses in either the Company's U.S. operations or its Japanese subsidiary.


LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was approximately $5.7 million for the nine months ended February 28, 2003 and $1.9 million for the nine months ended February 28, 2002. For the nine months ended February 28, 2003, net cash used in operating activities was due primarily to the net loss of $3.9 million and an increase in accounts receivable of $2.5 million due primarily to increased sales to foreign customers. For the nine months ended February 28, 2002, net cash used in operating activities was due primarily to the net loss of $2.1 million and a decrease in accrued expenses and deferred revenue of $1.5 million, partially offset by a decrease in inventories of $1.5 million.

    Net cash provided by investing activities was approximately $4.7 million for the nine months ended February 28, 2003 and net cash used in investing activities was approximately $1.9 million for the nine months ended February 28, 2002. The cash provided by investing activities during the nine months ended February 28, 2003 was primarily due to the sale of short-term investments. The cash used in investing activities during the nine months ended February 28, 2002 was primarily due to the purchase of long-term investments.

    Financing activities used cash of approximately $55,000 in the nine months ended February 28, 2003 and provided cash of approximately $283,000 in the nine months ended February 28, 2002. Net cash used in financing activities during the nine months ended February 28, 2003 was primarily due to the Company's repurchase of 70,300 of its outstanding common shares at an average price of $2.35, partially offset by proceeds from issuance of common stock and exercise of stock options. Net cash provided by financing activities during the nine months ended February 28, 2002 was primarily due to the proceeds from issuance of common stock and exercise of stock options.

    As of February 28, 2003, the Company had working capital of $22.7 million, compared with $26.0 million as of May 31, 2002. Working capital consists of cash and cash equivalents, short-term investments, accounts receivable, inventory and other current assets, less current liabilities.

    The Company announced in August 1998 that its board of directors had authorized the repurchase of up to 1,000,000 shares of its outstanding common shares. The Company may repurchase the shares in the open market or in privately negotiated transactions, from time to time, subject to market conditions. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase program may be interrupted or discontinued at any time. Any such repurchase of shares, if consummated, may use a portion of the Company's working capital. Through February 28, 2003, the Company has repurchased 516,300 shares at an average price of $3.97.

    From time to time, the Company evaluates potential acquisitions of businesses, products or technologies that complement the Company's business. Any such transactions, if consummated, may use a portion of the Company's working capital or require the issuance of equity. The Company has no present understandings, commitments or agreements with respect to any material acquisitions.

    The Company anticipates that the existing cash balance together with anticipated cash provided by operations are adequate to meet its working capital and capital equipment requirements through fiscal 2004. After fiscal 2004, depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required, or, if available, that such financing can be obtained on terms satisfactory to the Company.


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

    RECENT OPERATING LOSSES. The Company incurred operating losses of $4.5 million, $5.2 million and $4.6 million in fiscal 2002, 2000 and 1999, respectively. The Company operated profitably in fiscal 2001 and from fiscal 1996 to 1998, due to increased net sales that were substantially the result of sales of new products, particularly sales of MTX systems. In fiscal 1998, the Company began to feel an industry slowdown due to uncertainties caused primarily by the financial crisis in Asia and DRAM overcapacity and recorded operating losses in fiscal 1999 and 2000. Beginning in the second half of fiscal 2001, the Company experienced a sharp and severe industry downturn and recorded an operating loss in fiscal 2002. With the positive momentum that the Company has seen in order flow, the Company anticipates that operating loss in the fourth quarter of fiscal 2003 will be reduced somewhat when compared with that of the quarter ended February 28, 2003. However, given that the semiconductor equipment market is down more sharply and severely than the Company had anticipated, there can be no assurance that the Company's net sales and operating results will not continue to be further impacted by this prolonged downturn in the semiconductor equipment market and global economy.

    DEPENDENCE ON MARKET ACCEPTANCE OF FOX SYSTEM. A principal element of the Company's strategy is to capture an increasing share of the test equipment market through sales of the FOX wafer-level burn-in and test system. The FOX is a new system designed to simultaneously burn-in and functionally test all of the die on a wafer, and the market for FOX systems is in the very early stages of development. The FOX was introduced in July 2001, and no shipments have yet been made. The Company's strategy depends, in part, upon its ability to persuade potential customers that the FOX system can successfully contact and functionally test all of the die on a wafer simultaneously, and that this method of testing is cost-effective for the customer. There can be no assurance that the Company's strategy will be successful. The failure of the FOX system to achieve market acceptance would have a material adverse effect on the Company's future business.

    DEPENDENCE ON MARKET ACCEPTANCE OF MTX SYSTEM. Another element of the Company's strategy is to capture an increasing share of the memory test equipment market through sales of the MTX massively parallel test system. The MTX is designed to perform both burn-in and many of the final test functions currently performed by high-cost memory testers. The Company's strategy depends, in part, upon its ability to persuade potential customers that the MTX system can successfully perform a significant portion of such final test functions and that transferring such tests to MTX systems will reduce their overall capital and test costs. The failure of the MTX system to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and operating results.

    CUSTOMER CONCENTRATION. Sales to the Company's five largest customers accounted for approximately 61.7%, 58.8% and 64.3% of its net sales in fiscal 2002, 2001 and 2000, respectively. Sales to the Company's five largest customers accounted for approximately 70.9% of its net sales in the nine months ended February 28, 2003. During fiscal 2002, Texas Instruments, Formosa Advanced Technologies Co. Ltd. and ASE Test, Inc. accounted for 22.3%, 17.1% and 11.1% of the Company's net sales, respectively. During fiscal 2001, Texas Instruments and Formosa Advanced Technologies Co. Ltd. accounted for 25.2% and 12.7% of the Company's net sales, respectively. During fiscal 2000, Texas Instruments, Formosa Advanced Technologies Co. Ltd. and First International Computer Inc. accounted for 22.8%, 19.2% and 13.5% of the Company's net sales, respectively. No other customers represented more than 10% of the Company's net sales for fiscal 2002, 2001 and 2000. The loss of or reduction or delay in orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect the Company's business, financial condition and operating results.

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

    INTENSE COMPETITION. In each of the markets it serves, the Company faces competition from established competitors and potential new entrants. New product introductions by the Company's competitors or by new market entrants could cause a decline in sales or loss of market acceptance of the Company's existing products. Increased competitive pressure could also lead to intensified price-based competition, resulting in lower prices that could adversely affect the Company's business, financial condition and operating results. Competing suppliers of burn-in and functional test systems include Japan Engineering Company and Reliability Incorporated. In addition, suppliers of memory test equipment, including Advantest Corporation and Teradyne, Inc., may seek to offer competitive parallel test systems in the future. The Company's MAX and ATX monitored and dynamic burn-in systems increasingly have faced and are expected to continue to face severe competition, especially from local, low cost manufacturers and from systems manufacturers that offer higher power dissipation per device under test.
Also, the FOX full wafer contact system is expected to face competition from larger systems manufacturers that have more advanced technological know-how and a broader range of manufacturing resources. The Company's test fixture products face numerous competitors. The Company has granted royalty-bearing licenses to several companies to make Performance Test Boards ("PTBs") for use with its MTX systems. Sales of PTBs by licensees result in royalties to the Company but reduce the Company's own sales of PTBs.

    CYCLICALITY OF SEMICONDUCTOR INDUSTRY AND CUSTOMER PURCHASES; RISK OF CANCELLATIONS AND RESCHEDULINGS. The semiconductor and semiconductor equipment industries in general, and the market for DRAMs and advanced technology logic ICs in particular, historically have been highly volatile and have experienced periodic downturns and slowdowns. These downturns and slowdowns have adversely affected the Company's operating results in the past and in fiscal 1999, 2000 and 2002. A large portion of the Company's net sales are attributable to a few customers and therefore a reduction in purchases by one or more customers could materially adversely affect the Company's financial results. Semiconductor equipment companies may experience a significant rate of cancellations and reschedulings of purchase orders, as was the case in the industry in 1998, 2001 and 2002. There can be no assurance that the Company will not be materially adversely affected by future cancellations and reschedulings.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The Company considered the provisions of Financial Reporting Release No. 48 "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." The Company has no holdings of derivative financial or commodity instruments at February 28, 2003.

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

    A majority of the Company's revenue and capital spending is transacted in U.S. dollars. The Company, however, enters into transactions in other currencies, primarily Japanese Yen. Substantially all sales to Japanese customers are denominated in yen. Since the price is determined at the time a purchase order is accepted, the Company is exposed to the risks of fluctuations in the yen-dollar exchange rate during the lengthy period from purchase order to ultimate payment. This exchange rate risk is partially offset to the extent that the Company's Japanese subsidiary incurs yen-denominated expenses. To date, the Company has not invested in instruments designed to hedge currency risks. In addition, the Company's Japanese subsidiary typically carries debt or other obligations due to the Company that may be denominated in either yen or dollars. Since the Japanese subsidiary's financial statements are based in yen and the Company's financial statements are based in dollars, the Japanese subsidiary and the Company recognize foreign exchange gain or loss in any period in which the value of the yen rises or falls in relation to the dollar. A 10% decrease in the value of the yen as compared with the dollar would potentially result in an additional net loss of approximately $185,000.


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

                (b)  Report on Form 8-K

    The Company filed a Form 8-K on January 7, 2003 reporting that an investor profile and a product page to investors were distributed during a conference on January 7, 2003.

    The Company filed a Form 8-K on January 24, 2003 reporting that a letter to the Company's shareholders of record was sent on or about January 24, 2003. The letter included condensed consolidated statements of operations for the three months and six months ended November 30, 2002 and November 30, 2001 and condensed consolidated balance sheets as of November 30, 2002 and May 31, 2002.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Aehr Test Systems
                                                    (Registrant)

Date:     April 11, 2003                     /s/  RHEA J. POSEDEL
                                                  ---------------
                                                  Rhea J. Posedel
                                            Chief Executive Officer and
                                        Chairman of the Board of Directors


Date:     April 11, 2003                     /s/  GARY L. LARSON
                                                  --------------
                                                  Gary L. Larson
                                            Vice President of Finance and
                                               Chief Financial Officer

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


Date: April 11, 2003
                                                /s/ RHEA J. POSEDEL
                                                ---------------------------
                                                Rhea J. Posedel
                                                Chief Executive Officer

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


Date: April 11, 2003
                                                /s/ GARY L. LARSON
                                                ---------------------------
                                                Gary L. Larson
                                                Chief Financial Officer

                                 AEHR TEST SYSTEMS
                                 INDEX TO EXHIBITS


Exhibit No.      Description
----------       ------------

   19.1 Letter to Shareholders. (This is incorporated by reference to Exhibit 20 to Aehr Test Systems' Form 8-K filed January 24,
                 2003).

   99.1 Investor Profile and Product Page. (This is incorporated by reference to Exhibit 20 to Aehr Test Systems' Form 8-K filed January 7, 2003).

   99.2          Certification Statement of Chief Executive Officer.

   99.3          Certification Statement of Chief Financial Officer.