Form 10-K
period 2003-05-31
AEHR TEST SYSTEMS
filed 2003-08-28
CIK 1040470

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                  FORM 10-K
 (Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                    For the fiscal year ended May 31, 2003
                                      or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
      For the transition period from ________________ to ________________

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

     Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).   Yes  [   ]  No [X]

     The aggregate market value of the Registrant's Common Stock, par value $.01 per share, held by non-affiliates of the Registrant, based upon the closing price of $3.94 on July 31, 2003, as reported on the Nasdaq National Market, was approximately $22,937,000. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock (other than such persons of whom the Registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

     The number of shares of Registrant's Common Stock, par value $.01 per share, outstanding at July 31, 2003 was 7,157,386.

Documents Incorporated By Reference

    Certain information required by Items 10, 11, 12 and 13 of this report on Form 10-K is incorporated by reference from the Registrant's proxy statement for the Annual Meeting of Shareholders to be held on October 15, 2003 (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year ended May 31, 2003.

                                AEHR TEST SYSTEMS

                                   FORM 10-K
                          FISCAL YEAR ENDED MAY 31, 2003

                               TABLE OF CONTENTS

                                    PART I
Item  1.      Business ...............................................      3
Item  2.      Properties  ............................................     11
Item  3.      Legal Proceedings ......................................     11
Item  4.      Submission of Matters to a Vote of Security Holders ....     11


                                    PART II

Item  5.      Market for the Registrant's Common Equity and Related
                Shareholder Matters ..................................     11
Item  6.      Selected Financial Data ................................     13
Item  7.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations ............................     14
Item 7a.      Quantitative and Qualitative Disclosures about
                Market Risks .........................................     27
Item  8.      Financial Statements and Supplementary Data ............     28
Item  9.      Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure ..................     47


                                   PART III

Item 10.      Directors and Executive Officers of the Registrant .....     47
Item 11.      Executive Compensation .................................     47
Item 12.      Security Ownership of Certain Beneficial Owners and
                Management ...........................................     47
Item 13.      Certain Relationships and Related Transactions .........     48
Item 14.      Controls and Procedures ................................     48

                                    PART IV

Item 15.      Exhibits, Financial Statement Schedules and Reports on
                Form 8-K .............................................     48



              Signatures .............................................     50

    This Annual Report on Form 10-K contains forward-looking statements with respect to Aehr Test Systems ("Aehr Test" the "Company", "we", "us", and "our") which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements due to a number of factors, including those described herein and the documents incorporated herein by reference, and those factors described in Part II, Item 7 under "Factors that May Affect Future Results of Operations." These statements typically may be identified by the use of forward-looking words or phrases such as "believe," "expect," "intend," "anticipate," "should," "planned," "estimated," and "potential," among others. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any of these forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for these forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in these forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our businesses include but are not limited to those factors that might be described from time to time in periodic filings with the Securities and Exchange Commission and include those set forth in this Annual Report on Form 10-K as "Factors that May Affect Future Results of Operations," as well as other factors beyond our control.

                                    PART I

Item 1.   Business

THE COMPANY

    Aehr Test develops, manufactures and sells systems which are designed to reduce the cost of testing dynamic random access memory ("DRAM") and other memory devices, perform reliability screening or burn-in of complex logic and memory devices, simultaneously perform burn-in and parallel testing of devices while they are still in wafer form, and enable integrated circuit, or IC, manufacturers to perform test and burn-in of bare die. Leveraging its expertise as a long-time leading provider of burn-in equipment, with over 2,000 systems installed worldwide, the Company has developed and introduced several innovative product families, including the MTX, MAX and FOXTM systems, and the DiePakr carrier. The MTX system is a massively parallel test system designed to reduce the cost of memory testing by performing both test and burn-in on thousands of devices simultaneously. The MAX system can effectively burn-in and functionally test sophisticated devices, such as digital signal processors, microprocessors, microcontrollers and systems-on-a-chip. The FOX system is a full wafer contact burn-in and parallel test system designed to make contact with all pads of a wafer simultaneously, thus enabling full wafer burn-in and parallel test. The DiePak carrier is a reusable, temporary package that enables IC manufacturers to perform cost-effective final test and burn-in of bare die.

     Aehr Test, was incorporated in the state of California on May 25, 1977. The Company's headquarters and mailing address is 400 Kato Terrace, Fremont, California, and the telephone number at that location is (510) 623-9400. The Company's common stock trades on the Nasdaq SmallCap National Market under the symbol "AEHR." The Company's website is www.aehr.com. The public may read and copy materials filed with the Securities and Exchange Commission ("SEC"), including the Company's periodic and current reports on Form 10-K, Form 10-Q and Form 8-K, at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington DC 20549. Information about the SEC's Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. All reports and information electronically filed by Aehr Test with the SEC may also be obtained on the SEC's website (http://www.sec.gov).

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

    Testing and reliability screening involves multiple steps. The first set of tests is typically performed by IC manufacturers before the processed semiconductor wafer is cut into individual die, to avoid the cost of packaging defective die into their plastic or ceramic packages. After the die are packaged and before they undergo reliability screening, a short test is typically performed to detect packaging defects. Most leading-edge microprocessors, microcontrollers, digital signal processors, and memory ICs then undergo an extensive reliability screening and stress testing procedure known as "burn-in." The burn-in process screens for early failures by operating the IC at elevated voltages and temperatures, usually at 150 degrees Celsius (302 degrees Fahrenheit), for periods typically ranging from 8 to 48 hours. A burn-in system can process thousands of ICs simultaneously. After burn-in, the ICs undergo a final test process using automatic test equipment ("testers"). Traditional memory testers can test up to 128 ICs simultaneously and perform a variety of tests at multiple temperatures.

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

DYNAMIC AND MONITORED BURN-IN SYSTEMS

    The MAX system is designed for dynamic burn-in of memory and logic devices. The production version of the MAX2 system holds 64 burn-in boards ("BIBs"), each of which may hold 350 or more devices, resulting in a system capacity of 22,400 or more devices. The MAX2 system's 48-channel pin electronics and ability to run stored test patterns also allow it to be used for many logic and memory devices. The pin electronics are designed to provide precisely-controlled voltages and signals to the devices on the BIBs and to protect them from damage during the burn-in process. The MAX2 system features multi-tasking Windows 2000-based software which includes lot tracking and reporting software that are needed for production and military applications. The MAX3 system, introduced in fiscal 1999, increases the pin electronics to 96 channels, and handles the latest low voltage ICs. The MAX3 also has extended stored test program capability for more complete exercise and output monitoring of complex logic devices such as digital signal processors. The output monitor feature allows the MAX3 to perform functional tests of devices and it also supports built-in self-test ("BIST") or JTAG scan features. The MAX4 system was introduced in 2001. Like the MAX3, it offers 96 channels and output monitoring; however, the MAX4 further extends the capabilities of the MAX3. The MAX4 is targeted at devices which require better voltage accuracy and higher current. It can provide up to 227 amps of current per BIB position.

    The ATX system is designed for dynamic and monitored burn-in of high pin-count logic devices, including microprocessors, microcontrollers, application-specific ICs ("ASICs"), and certain memory devices. The ATX system uses much of the same software as the MAX system. Its 256-channel pin electronics configuration allows it to handle complex logic devices, and its ability to burn-in different device types in each of the system's 32 BIB positions is useful for quality assurance applications. The Windows 2000-based ATX2, introduced in fiscal 1999, includes a high current feature to allow the system to burn-in more devices, plus an extended pattern generation capability. The ATX3 system, introduced in 2002, is targeted at devices which require better voltage accuracy and lower voltages.

MASSIVELY PARALLEL TEST SYSTEM

    The MTX massively parallel test system is designed to reduce the cost of memory testing by processing thousands of memory devices simultaneously, including DRAMs, Double Data Rate SDRAMs, DDR II SDRAMs, SDRAMs, Rambus DRAMs, SRAMs and most application-specific memories. The MTX system can perform a significant number of tests usually performed by traditional memory testers, including pattern sensitivity tests, functional tests, data retention tests and refresh tests. The Company estimates that transferring these tests from traditional memory testers to the MTX system can reduce by up to 70% the time that a memory device must be tested by a traditional memory tester, thereby reducing the required number of memory testers and, consequently, reducing capital and operating costs.

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

FULL WAFER CONTACT SYSTEM

    The FOX full wafer contact burn-in and parallel test system, introduced in July 2001, is designed to make contact with all pads of a wafer simultaneously, thus enabling full wafer burn-in and parallel test of ICs. One of the key features of the FOX system is the patented cartridge system. This unique design is intended to accommodate a wide range of contactor technologies. Wafer-level burn-in and test enables lower cost production of Known-Good Die ("KGD") for multichip modules and systems-in-a-package.

DIEPAK CARRIERS

    The Company's DiePak product line includes a family of reusable, temporary die carriers and associated sockets which enable the test and burn-in of bare die using the same test and burn-in systems used for packaged ICs. DiePak carriers offer cost-effective solutions for providing KGD for most types of ICs, including memory, microcontroller and microprocessor devices. The DiePak carrier was introduced in fiscal 1995. The DiePak carrier consists of an interconnect substrate, which provides an electrical connection between the die pads and the socket contacts, and a mechanical support system. The substrate is customized for each IC product. The DiePak carrier comes in 108, 172 and 320 pin versions to handle ICs ranging from low pin-count memories to high pin-count microprocessors.

TEST FIXTURES

    The Company manufactures and sells, and licenses others to manufacture and sell, custom-designed test fixtures for its systems. The test fixtures include parallel test boards (PTBs) for use with the MTX massively parallel test system, burn-in boards (BIBs) for the MAX and ATX dynamic and monitored burn-in systems, and test contactors for the FOX full-wafer contact burn-in and parallel test system. These test fixtures hold the devices undergoing test or burn-in and electrically connect the devices under test to the system electronics. The capacity of each test fixture depends on the type of device being tested or burned-in, ranging from several hundred in memory production to as few as eight for high pin-count complex ASIC or microprocessor devices. Test fixtures are sold both with new Aehr Test systems and for use with the Company's installed base of systems. Due to the challenge of making contact with and testing all the die on a semiconductor wafer, the FOX test contactors are the most complex of the test fixtures. In turn, PTBs are substantially more complex than BIBs, due to the advanced test requirements of the MTX system. The Company has received patents or applied for patents on certain features of the PTB, FOX and MAX4 test fixtures. The Company has licensed or authorized several other companies to provide PTBs and MAX4 BIBs, and has a partnership with Pycon, Inc. for manufacturing PTBs and BIBs, from which the Company receives royalties.

CUSTOMERS

    The Company markets and sells its products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies.

    Sales to the Company's five largest customers accounted for approximately 73.0%, 61.7% and 58.8% of its net sales in fiscal 2003, 2002 and 2001, respectively. During fiscal 2003, Texas Instruments Incorporated and First International Computer, Inc. accounted for 45.3% and 10.7% of the Company's net sales, respectively. During fiscal 2002, Texas Instruments Incorporated, Formosa Advanced Technologies Co. Ltd. and ASE Test, Inc. accounted for 22.3%, 17.1% and 11.1% of the Company's net sales, respectively. During fiscal 2001, Texas Instruments Incorporated and Formosa Advanced Technologies Co. Ltd. accounted for 25.2% and 12.7% of the Company's net sales, respectively. No other customers represented more than 10% of the Company's net sales for any of these periods. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. In addition, sales to particular customers may fluctuate significantly from quarter to quarter.
The loss of or reduction or delay in orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect the Company's business, financial condition and operating results.

MARKETING, SALES AND CUSTOMER SUPPORT

    The Company has sales and service operations in the United States, Japan, Germany and Taiwan, and has established a network of distributors and sales representatives in certain key parts of the world.

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

BACKLOG

    As of May 31, 2003 and 2002, the Company's backlog was $5.1 million and $3.9 million, respectively. The increase in backlog was primarily the result of an increase in orders of the Company's dynamic burn-in products. The Company's backlog consists of product orders for which confirmed purchase orders have been received and which are scheduled for shipment within 12 months. At May 31, 2003, the Company's backlog also consisted of product development orders and a prototype system totaling $1.4 million. At May 31, 2002, the Company's backlog also consisted of product development orders totaling $1.8 million. Most orders are subject to rescheduling or cancellation by the customer with limited penalties. Because of the possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments or development projects, the Company's backlog as of a particular date may not be indicative of net sales for any succeeding period.

RESEARCH AND PRODUCT DEVELOPMENT

    The Company historically has devoted a significant portion of its financial resources to research and development programs and expects to continue to allocate significant resources to these efforts. The Company's research and development expenses during fiscal 2003, 2002 and 2001 were approximately $4.5 million, $4.0 million and $5.0 million, respectively.

    The Company conducts ongoing research and development to design new products and to support and enhance existing product lines. The Company is currently developing capability and performance enhancements to the MTX, MAX, ATX and FOX systems for future generation ICs. The Company is also developing DiePak carriers to accommodate additional types of devices.

    Building upon the expertise gained in the development of its existing products, the Company has recently developed the FOX system for performing test and burn-in of entire processed wafers, rather than individual die or packaged parts. This wafer-level burn-in and test development project was financed by the Company and the Defense Advanced Research Projects Agency ("DARPA") under a cost-sharing agreement entered into in 1994. In January 2001, the Company completed this $6.5 million multi-year research and development project with DARPA.

MANUFACTURING

    The Company assembles its products from components and parts manufactured by others, including environmental chambers, power supplies, metal fabrications, printed circuit assemblies, integrated circuits, burn-in sockets and interconnect substrates. Final assembly and testing are performed within the Company's facilities. The Company's strategy is to use in-house manufacturing only when necessary to protect a proprietary process or if a significant improvement in quality, cost or lead time can be achieved. The Company's principal manufacturing facility is located in Fremont, California. The Company's Tokyo, Japan facility provides limited manufacturing and product customization.

    The Company relies on subcontractors to manufacture many of the components or subassemblies used in its products. The Company's MTX, MAX, ATX and FOX systems and DiePak carriers contain several components, including environmental chambers, power supplies, wafer contactors, signal distribution substrates and certain ICs, which are currently supplied by only one or a limited number of suppliers. The Company's reliance on subcontractors and single source suppliers involves a number of significant risks, including the loss of control over the manufacturing process, the potential absence of adequate capacity and reduced control over delivery schedules, manufacturing yields, quality and costs. In the event that any significant subcontractor or single source supplier becomes unable or unwilling to continue to manufacture subassemblies, components or parts in required volumes, the Company will have to identify and qualify acceptable replacements. The process of qualifying subcontractors and suppliers could be lengthy, and no assurance can be given that any additional sources would be available to the Company on a timely basis. Any delay, interruption or termination of a supplier relationship could have a material adverse effect on the Company's business, financial condition and operating results.

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

    The MTX system faces intense competition from burn-in system suppliers and traditional memory tester suppliers because the Company's MTX system performs burn-in and many of the functional tests performed by memory testers. The market for burn-in systems is highly fragmented, with many domestic and international suppliers. Some users of such systems, such as independent test labs, build their own burn-in systems, while others, particularly large IC manufacturers in Asia, acquire burn-in systems from captive or affiliated suppliers. Competing suppliers of burn-in and functional test systems include Japan Engineering Company and Reliability Incorporated. In addition, suppliers of memory test equipment including Advantest Corporation and Teradyne, Inc. may seek to offer competitive parallel test systems in the future.

    The Company's MAX and ATX monitored and dynamic burn-in systems have faced and are expected to continue to face, increasingly severe competition, especially from local, low cost manufacturers and from systems manufacturers that offer higher power dissipation per device under test.

    The Company's FOX full wafer contact system is expected to face competition from larger systems manufacturers that have sufficient technological know-how and manufacturing capability. Competing suppliers of full wafer contact systems include Tokyo Electron Limited and Matsushita Electric Industrial Co., Ltd.

    The Company expects its DiePak products will face significant competition. The Company believes that several companies have developed or are developing products which are intended to enable burn-in and test of bare die. As the bare die market develops, the Company expects that other competitors will emerge. The DiePak products also face severe competition from other alternative test solutions. The Company expects that the primary competitive factors in this market will be cost, performance, reliability and assured supply.

    The Company's test fixture products face numerous competitors. There are limited barriers to entry into the BIB market, and as a result, many companies design and manufacture BIBs, including BIBs for use with the Company's MAX and ATX systems. The Company has a partnership with Pycon, Inc. for the manufacture and direct sale of BIBs and PTBs. Both companies jointly market and sell the BIBs and PTBs, and Pycon, Inc. pays a royalty on the BIBs and PTBs that they sell. The Company has granted royalty-bearing licenses to several companies to make PTBs for use with the Company's MTX systems, in order to assure customers of a second source of supply, and the Company may license others as well. Sales of PTBs by licensees result in royalties to the Company.

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

PROPRIETARY RIGHTS

    The Company relies primarily on the technical and creative ability of its personnel, its proprietary software, and trade secrets and copyright protection, rather than on patents, to maintain its competitive position.
The Company's proprietary software is copyrighted and licensed to the Company's customers. The Company currently holds eleven issued United States patents and has several additional United States patent applications and foreign patent applications pending. One issued patent covers the method used to connect the PTBs with the MTX system. The Company currently has one United States trademark registration.

    The Company's ability to compete successfully is dependent in part upon its ability to protect its proprietary technology and information. Although the Company attempts to protect its proprietary technology through patents, copyrights, trade secrets and other measures, there can be no assurance that these measures will be adequate or that competitors will not be able to develop similar technology independently. Further, there can be no assurance that claims allowed on any patent issued to the Company will be sufficiently broad to protect the Company's technology, that any patent will issue from any pending application or that foreign intellectual property laws will protect the Company's intellectual property. Litigation may be necessary to enforce or determine the validity and scope of the Company's proprietary rights, and there can be no assurance that the Company's intellectual property rights, if challenged, will be upheld as valid. Any such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and operating results, regardless of the outcome of the litigation. In addition, there can be no assurance that any of the patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. Also, there can be no assurance that the Company will have the financial resources to defend the patents from infringement or claims of invalidity.

    There are currently no pending claims against the Company regarding infringement of any patents or other intellectual property rights of others. However, the Company may receive, in the future, communications from third parties asserting intellectual property claims against the Company. Such claims could include assertions that the Company's products infringe, or may infringe, the proprietary rights of third parties, requests for indemnification against such infringement or suggest the Company may be interested in acquiring a license from such third parties. There can be no assurance that any such claim made in the future will not result in litigation, which could involve significant expense to the Company, and, if the Company is required or deems it appropriate to obtain a license relating to one or more products or technologies, there can be no assurance that the Company would be able to do so on commercially reasonable terms, or at all.

EMPLOYEES

    As of July 31, 2003, the Company, its two foreign subsidiaries and one branch office employed 91 persons collectively, on a full-time basis, of whom 27 were engaged in research, development, and related engineering, 24 were engaged in manufacturing, 27 were engaged in marketing, sales, and customer support, and 13 were engaged in general administration and finance functions. In addition, the Company from time to time employs a number of part-time employees and contractors, particularly in manufacturing. The Company's success is in part dependent on its ability to attract and retain highly skilled workers, who are in high demand. None of the Company's employees are represented by a union and the Company has never experienced a work stoppage. Management considers its relations with its employees to be good.

GEOGRAPHIC AREAS

    The Company operates in several geographic areas. Selected financial information is included in Part II, Item 8, Note 13 "Segment Information" and certain risks related to such operations are discussed in Part II, Item 7, under the heading "Dependence on International Sales and Operations."

                                  MANAGEMENT

EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

    The directors of the Company are elected annually. The executive officers of the Company serve with no specific term of office. The executive officers and directors of the Company are as follows:

Name of Executive Officer   Age       Positions with the Company
--------------------------  ----  -----------------------------------
Rhea J. Posedel............  61   Chief Executive Officer and
                                    Chairman of the Board of Directors

Carl J. Meurell............  43   President and Chief Operating Officer

Gary L. Larson.............  53   Vice President of Finance and Chief
                                    Financial Officer

Carl N. Buck...............  51   Vice President of Contactor Business Group

David S. Hendrickson.......  46   Vice President of Engineering

Kunio Sano.................  47   President, Aehr Test Systems Japan K.K.

Robert R. Anderson (1).....  65   Director

William W. R. Elder (1)(2).  64   Director

Mukesh Patel (1)...........  45   Director

Mario M. Rosati (2)........  57   Director and Secretary

------------------------
(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

    RHEA J. POSEDEL is a founder of the Company and has served as Chief Executive Officer and Chairman of the Board of Directors since its inception in 1977. From the Company's inception through May 2000, Mr. Posedel also served as President. Prior to founding the Company, Mr. Posedel held various project engineering and engineering managerial positions at Lockheed Martin Corporation (formerly Lockheed Missile & Space Corporation), Ampex Corporation, and Cohu, Inc. He received a B.S. in Electrical Engineering from the University of California, Berkeley, an M.S. in Electrical Engineering from San Jose State University and an M.B.A. from Golden Gate University.

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

    MUKESH PATEL was appointed to the Company's Board of Directors in June 1999. Mr. Patel is a leading entrepreneur in the Silicon Valley who founded Sparkolor Corporation, acquired by Intel Corporation in late 2002, and co-founded SMART Modular Technologies, Inc., a billion dollar company, acquired by Solectron Corporation in late 1999. Mr. Patel holds a B.S. degree in Engineering with an emphasis in digital electronics from Bombay University, India. Mr. Patel also serves as a Board member for Nazomi Communications Inc. and Parama Networks.

    MARIO M. ROSATI has been a director of the Company since 1977. He is a member of the law firm Wilson Sonsini Goodrich & Rosati, Professional Corporation which he joined in 1971. Mr. Rosati is a graduate of Boalt Hall, University of California at Berkeley. Mr. Rosati is a director of Genus, Inc., Sanmina Corporation, Symyx Technologies, Inc., Inc., and Vivus Inc., as well as several privately-held companies.

DIRECTORS' COMPENSATION AND OTHER ARRANGEMENTS

    Rhea J. Posedel, the only inside director of the Company, does not receive any cash compensation for his services as a member of the Board of Directors. Each outside director receives (1) an annual retainer of $10,000,
(2) $1,250 for each regular board meeting he attends, and (3) $750 for each committee meeting he attends if not held in conjunction with a regular board meeting, in addition to being reimbursed for certain expenses incurred in attending Board and committee meetings. Prior to each annual meeting of shareholders, each outside director may elect to receive an additional stock option grant in lieu of any cash payments throughout the year. An inside director is a director who is a regular employee of the Company, whereas an outside director is not an employee of the Company. Directors are eligible to participate in the Company's stock option plans. In fiscal 2001, outside directors William Elder, Mario Rosati and Mukesh Patel were each granted options to purchase 5,000 shares at $6.25 per share, additional options to purchase 20,000 shares at $4.00 per share were each granted to William Elder and Mario Rosati, and an option to purchase 15,000 shares at $6.00 was granted to outside director Robert Anderson. In fiscal 2002, outside directors William Elder, Mario Rosati, Mukesh Patel and Robert Anderson were each granted options to purchase 5,000 shares at $3.85 per share. In fiscal 2003, outside directors William Elder, Mario Rosati, Mukesh Patel and Robert Anderson were each granted options to purchase 5,000 shares at $2.70 per share.

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

Item 2.   Properties

    The Company's principal administrative and production facilities are located in Fremont, California, in a 51,289 square foot building. The lease on this building expires in December 2009; the Company has an option to extend the lease of its headquarters building for an additional five year period at rates to be determined. The Company's Japan facility is located in Tokyo in a 4,294 square foot building under a lease which expires in 2004. The Company leases a sales and support office on a month-to-month basis in Utting, Germany. The Company leases a sales and support office in Hsinchu, Taiwan under a lease which expires in 2004. The Company's and its subsidiaries' annual rental payments currently aggregate approximately $824,000. The Company continues to evaluate its global operations and restructure its facilities and operations to bring its capacity in line with demand and to provide cost efficient services for its customers. In prior years, through this process, the Company has moved from certain facilities that exceeded the capacity required to satisfy its needs. The Company believes that its existing facilities are adequate to meet its reasonably foreseeable requirements. The Company regularly evaluates its expected future facilities requirements and believes that alternate facilities would be available if needed.

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

									  High       Low
                                                      --------- ---------
Fiscal 2003:
 First quarter ended August 31, 2002................    $5.90     $3.70
 Second quarter ended November 30, 2002.............     5.30      1.85
 Third quarter ended February 28, 2003..............     3.10      1.74
 Fourth quarter ended May 31, 2003..................     3.20      1.76

Fiscal 2002:
 First quarter ended August 31, 2001................    $4.95     $4.00
 Second quarter ended November 30, 2001.............     4.20      3.53
 Third quarter ended February 28, 2002..............     4.55      3.30
 Fourth quarter ended May 31, 2002..................     5.95      4.05

    At August 7, 2003, the Company had 140 holders of record of its Common Stock. The Company estimates the number of beneficial owners of the Company's Common Stock at August 7, 2003 to be 941.

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

EQUITY COMPENSATION PLAN INFORMATION

    The information required by this item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners, Directors and Management" of the Proxy Statement and Part III, Item 12 of this Annual Report on Form 10-K.

Item 6.   Selected Financial Data (in thousands except per share data):

                                                                   Fiscal Year Ended May 31,
                                                   ------------------------------------------------------
                                                       2003       2002       2001       2000       1999
                                                   ---------- ---------- ---------- ---------- ----------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net sales.....................................        $15,092    $12,568    $31,039    $24,505    $18,146
Cost of sales.................................          9,354      6,488     17,923     17,267     12,201
                                                   ---------- ---------- ---------- ---------- ----------
Gross profit..................................          5,738      6,080     13,116      7,238      5,945
                                                   ---------- ---------- ---------- ---------- ----------
Operating expenses:
  Selling, general and administrative.........          5,919      6,547      7,262      7,930      6,892
  Research and development....................          4,543      4,036      4,982      5,367      4,918
  Research and development cost
    reimbursement--DARPA .....................              -          -       (600)      (866)    (1,233)
                                                   ---------- ---------- ---------- ---------- ----------
    Total operating expenses..................         10,462     10,583     11,644     12,431     10,577
                                                   ---------- ---------- ---------- ---------- ----------
Income (loss) from operations.................         (4,724)    (4,503)     1,472     (5,193)    (4,632)

Interest income...............................            252        520        971        985      1,199
Interest expense..............................              -          -         (7)       (11)       (15)
Other income (expense), net...................           (146)       (43)        98        498        441
                                                   ---------- ---------- ---------- ---------- ----------
Income (loss) before income taxes.............         (4,618)    (4,026)     2,534     (3,721)    (3,007)

Income tax expense (benefit)..................            (74)     1,241      1,046     (1,116)      (677)
                                                   ---------- ---------- ---------- ---------- ----------
Income (loss) before cumulative effect
  of change in accounting principle...........         (4,544)    (5,267)     1,488     (2,605)    (2,330)

Cumulative effect of change in accounting
  principle - net of tax......................              -          -     (1,629)         -          -
                                                   ---------- ---------- ---------- ---------- ----------
Net loss......................................        $(4,544)   $(5,267)   $  (141)   $(2,605)   $(2,330)
                                                   ========== ========== ========== ========== ==========

Income (loss) per share before cumulative
  effect of change in accounting principle:
  Basic.......................................        $ (0.63)   $ (0.74)   $  0.21    $ (0.38)    $(0.34)
  Diluted.....................................        $ (0.63)   $ (0.74)   $  0.21    $ (0.38)    $(0.34)

Net loss per share:
  Basic.......................................        $ (0.63)   $ (0.74)   $ (0.02)   $ (0.38)    $(0.34)
  Diluted.....................................        $ (0.63)   $ (0.74)   $ (0.02)   $ (0.38)    $(0.34)

Shares used in per share calculation
  Basic.......................................          7,161      7,151      7,074      6,813      6,854
  Diluted.....................................          7,161      7,151      7,179      6,813      6,854

The following are unaudited pro forma amounts with the change in accounting principle related to revenue recognition applied retroactively to fiscal years prior to 2001:

                                                                           May 31,
                                                   ------------------------------------------------------
                                                       2003       2002       2001       2000       1999
                                                   ---------- ---------- ---------- ---------- ----------
Net sales.....................................        $15,092    $12,568    $31,039    $22,580    $17,532
Net income (loss).............................         (4,544)    (5,267)     1,488     (3,837)    (2,723)
Net income (loss) per share:
  Basic.......................................        $ (0.63)   $ (0.74)   $  0.21    $ (0.56)   $ (0.40)
  Diluted.....................................        $ (0.63)   $ (0.74)   $  0.21    $ (0.56)   $ (0.40)

                                                                           May 31,
                                                   ------------------------------------------------------
                                                       2003       2002       2001       2000       1999
                                                   ---------- ---------- ---------- ---------- ----------
CONSOLIDATED BALANCE SHEETS DATA:
Cash and cash equivalents.....................        $ 8,362    $ 7,485    $10,391    $ 8,323    $ 5,336
Working capital...............................         21,974     25,952     28,752     30,400     31,016
Total assets..................................         28,247     33,818     39,592     40,729     41,187
Long-term obligations, less current portion...            309        259        185        382        391
Total shareholders' equity....................         25,345     29,885     34,807     34,305     36,678

Note: In fiscal 2001, the Company changed its accounting method for recognizing revenue to comply with Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"). Additional information required by this item is discussed in Part II, Item 7, under the heading "Revenue Recognition."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements and the related notes included elsewhere in this Annual Report on Form 10-K.

    This Management's Discussion and Analysis section and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statement of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the ability of the Company to retain and motivate key employees; the timely development, production and acceptance of products and services and their feature sets; the challenge of managing asset levels, including inventory; the flow of products into third-party distribution channels; marketing efforts; levels of competition; the difficulty of keeping expense growth at modest levels while increasing revenues; operating and capital requirements; and other risks that are described from time to time in the Company's Securities and Exchange Commission reports, including but not limited to this annual report on Form 10-K for the fiscal year ended May 31, 2003 and subsequently filed reports. The Company assumes no obligation and does not intend to update these forward-looking statements.

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

    The Company's net sales consist primarily of sales of systems, die carriers, test fixtures, upgrades and spare parts and revenues from service contracts. The Company's selling arrangements may include contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. As a result, effective June 1, 2000, to comply with the provisions of SAB 101, the Company recognizes revenue upon shipment and defers recognition of revenue for any amounts subject to acceptance until such acceptance occurs. The amount of revenue deferred is the greater of the fair value of the undelivered element or the contractual agreed to amounts. Prior to June 1, 2000, revenue for all products except royalties was recognized upon shipment of product provided no significant obligations remained and collectibility was assured. Provisions for the estimated future cost of warranty and installation are recorded at the time the products are shipped.

    A substantial portion of the Company's net sales is derived from the sale of products for overseas markets. Consequently, an increase in the value of the U.S. Dollar relative to foreign currencies would increase the cost of the Company's products compared to products sold by local companies in such markets. Although most sales to European customers are denominated in U.S. Dollars, substantially all sales to Japanese customers are denominated in Yen. Since the price is determined at the time a purchase order is accepted, the Company is exposed to the risks of fluctuations in the Yen-U.S. Dollar exchange rate during the lengthy period from purchase order to ultimate payment. The length of time between receipt of order and ultimate payment typically ranges from six to twelve months. The exchange rate risk is partially offset to the extent the Company's Japanese subsidiary incurs expenses payable in Yen. To date, the Company has not invested in instruments designed to hedge currency risks, but it may do so in the future. The Company's Japanese subsidiary typically carries debt or other obligations due to the Company that may be denominated in either Yen or U.S. Dollars. Since the financial statements of the Japanese subsidiary are based in Yen and the Company's financial statements are based in U.S. Dollars, the Japanese subsidiary and the Company recognize income or loss in any period in which the value of the Yen rises or falls in relation to the U.S. Dollar.

    In accordance with SFAS 86, the Company capitalizes its systems software development costs incurred after a system achieves technological feasibility and before first commercial shipment. Such costs typically represent a small portion of total research and development costs. No system software development costs were capitalized or amortized in fiscal 2003, 2002 and 2001.

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

    REVENUE RECOGNITION

    The Company's revenue recognition policy is significant because revenue is a key component of the results of operations. The Company's revenue consists primarily of sales of systems, die carriers, test fixtures, upgrades and spare parts and revenues from service contracts. The Company recognizes revenue upon shipment and defers recognition of revenue for any amounts subject to acceptance until such acceptance occurs. The amount of revenue deferred is the greater of the fair value of the undelivered element or the contractual agreed to amounts. Royalty revenue related to licensing income from PTBs is recognized when paid by the licensee. This income is recorded in net sales.

    In addition, the Company's revenue recognition determines the timing of certain expenses, such as commissions and royalties. The Company follows very specific and detailed guidelines in measuring revenue in accordance with SAB 101; however, certain judgments affect the application of the revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause the operating results to vary significantly from quarter to quarter and could result in future operating losses. The Company's revenue recognition policy is further affected by estimated reductions to revenue for special pricing agreements, price protection, promotions and other volume-based incentives. If market conditions decline, the Company may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue or increase in cost at the time the incentive is offered. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial conditions of the Company's customers deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

    WARRANTY OBLIGATIONS

    The Company provides for records the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. The Company's estimate of warranty reserve is based on management assessment of future warranty obligations and on historical warranty obligations. Should actual product failure rates, material usage or service delivery costs differ from the Company's estimates, revisions to the estimated warranty liability would be required.

    INVENTORY OBSOLESCENCE

    The Company writes down its inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

    The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company determines that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination is made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination is made.

RESULTS OF OPERATIONS

    The following table sets forth statements of operations data as a percentage of net sales for the periods indicated.

                                                      Year Ended May 31,
                                                ----------------------------
                                                   2003     2002     2001
                                                --------- --------- --------
Net sales ................................        100.0 %   100.0 %  100.0 %
Cost of sales ............................         62.0      51.6     57.7
                                                --------- --------- --------
Gross profit .............................         38.0      48.4     42.3

Operating expenses:
  Selling, general and administrative.....         39.2      52.1     23.4
  Research and development................         30.1      32.1     16.1
  Research and development cost
    reimbursement--DARPA..................           --        --     (1.9)
                                                --------- --------- --------
    Total operating expenses..............         69.3      84.2     37.6
                                                --------- --------- --------
    Income (loss) from operations.........        (31.3)    (35.8)     4.7

Interest income...........................          1.7       4.1      3.1
Interest expense..........................           --        --     (0.0)
Other income (expense), net...............         (1.0)     (0.3)     0.3
                                                --------- --------- --------
    Income (loss) before income taxes.....        (30.6)    (32.0)     8.1

Income tax expense (benefit)..............         (0.5)      9.9      3.4
                                                --------- --------- --------
Income (loss) before cumulative effect
  of change in accounting principle.......        (30.1)    (41.9)     4.7

Cumulative effect of change in accounting
  principle - net of tax..................           --        --     (5.2)
                                                --------- --------- --------
Net loss..................................        (30.1)%   (41.9)%   (0.5)%
                                                ========= ========= ========

FISCAL YEAR ENDED MAY 31, 2003 COMPARED TO FISCAL YEAR ENDED MAY 31, 2002

    NET SALES. Net sales consist primarily of sales of systems, die carriers, test fixtures, upgrades and spare parts and revenues from service contracts. Net sales increased to $15.1 million in the fiscal year ended May 31, 2003 from $12.6 million in the fiscal year ended May 31, 2002, an increase of 20.1%. The increase in net sales in fiscal 2003 resulted primarily from an increase in sales of dynamic burn-in products. The Company anticipates that net sales in the first quarter of fiscal 2004 may be down somewhat compared to the fourth quarter of fiscal 2003 due to continued uncertainty in the market.

    GROSS PROFIT. Gross profit consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit decreased to $5.7 million in the fiscal year ended May 31, 2003 from $6.1 million in the fiscal year ended May 31, 2002, a decrease of 5.6%. Gross profit margin decreased to 38.0% in the fiscal year ended May 31, 2003 from 48.4% in the fiscal year ended May 31, 2002. The decrease in gross profit margin was primarily the result of a change in product mix, particularly a decrease in upgrades and an increase in systems sold, resulting in higher material costs as a percentage of net sales, and an increase in provision for inventory reserves.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related costs of employees, customer support costs, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses decreased to $5.9 million in the fiscal year ended May 31, 2003 from $6.5 million in the fiscal year ended May 31, 2002, a decrease of 9.6%. The decrease in SG&A expenses was primarily due to a decrease in employment related expenses as a result of headcount reduction. As a percentage of net sales, SG&A expenses decreased to 39.2% in the fiscal year ended May 31, 2003 from 52.1% in the fiscal year ended May 31, 2002, reflecting higher net sales.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses increased to $4.5 million in the fiscal year ended May 31, 2003 from $4.0 million in the fiscal year ended May 31, 2002, an increase of 12.6%. The increase in R&D expenses was primarily due to an increase in project material expenses. As a percentage of net sales, R&D expenses decreased to 30.1% in the fiscal year ended May 31, 2003 from 32.1% in the fiscal year ended May 31, 2002, reflecting higher net sales.

    INTEREST INCOME. Interest income decreased to $252,000 in the fiscal year ended May 31, 2003 from $520,000 in the fiscal year ended May 31, 2002, a decrease of 51.5%. The decrease in interest income was primarily related to a lower average rate of return on investments.

    OTHER INCOME (EXPENSE), NET. Other expense, net increased to $146,000 in the fiscal year ended May 31, 2003, from $43,000 in the fiscal year ended May 31, 2002. The increase in other expense, net was primarily due to a non-cash impairment charge of $365,000 of an investment to record an other-than-temporary decline in the fair value of the investment, partially offset by increases in foreign currency exchange gains of approximately $93,000 and equity income recorded related to the Company's 25% ownership in ESA Electronics PTE Ltd. of approximately $39,000.

    INCOME TAX EXPENSE (BENEFIT). Income tax benefit was $74,000 in the fiscal year ended May 31, 2003, compared with income tax expense of $1.2 million in the fiscal year ended May 31, 2002. The income tax benefit in the fiscal year ended May 31, 2003 was primarily related to foreign operations. The income tax expense in the fiscal year ended May 31, 2002 was primarily due to a non-cash charge of $2.5 million recorded in the fourth quarter of fiscal 2002 associated with recording a full valuation allowance against the Company's deferred tax assets. SFAS 109 requires the Company to evaluate the uncertainty of utilizing the deferred tax assets. The Company's effective income tax rate did not approximate the statutory tax rates of the jurisdictions in which the Company operates primarily because no tax benefit is being recorded for losses in the Company's U.S. operation and its Japanese subsidiary.

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

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased to $6.5 million in the fiscal year ended May 31, 2002 from $7.3 million in the fiscal year ended May 31, 2001, a decrease of 9.8%. The decrease in SG&A expenses was primarily due to decreases in employment related expenses and product support expenses of $261,000 and $226,000, respectively. As a percentage of net sales, SG&A expenses increased to 52.1% in the fiscal year ended May 31, 2002 from 23.4% in the fiscal year ended May 31, 2001, reflecting lower net sales.

    RESEARCH AND DEVELOPMENT. Research and development expenses decreased to $4.0 million in the fiscal year ended May 31, 2002 from $5.0 million in the fiscal year ended May 31, 2001, a decrease of 19.0%. The decrease in

R&D expenses was primarily due to decreases in employment related expenses of $352,000 and facilities expenses of $230,000. As a percentage of net sales, R&D expenses increased to 32.1% in the fiscal year ended May 31, 2002 from 16.1% in the fiscal year ended May 31, 2001, reflecting lower net sales.

    RESEARCH AND DEVELOPMENT COST REIMBURSEMENT - DARPA. ("R&D - DARPA") In 1994, the Company entered into a cost-sharing agreement with DARPA, a U.S. government agency, under which DARPA provided co-funding for the development of wafer-level burn-in and test equipment. The contract provided for potential payments by DARPA totaling up to $6.5 million. The agreement provided that (i) the Company shall retain title to all co-funded inventions,
(ii) DARPA will receive a paid-up license to use the inventions for government purposes and (iii) DARPA can require the Company to license the inventions to third parties on reasonable terms if the Company fails to adequately commercialize the inventions. DARPA payments are reflected as credits to research and development expenses.

    R&D - DARPA is a credit representing reimbursements by DARPA of costs incurred in the Company's wafer-level burn-in development project. There was no R&D - DARPA in the fiscal year ended May 31, 2002, compared to $600,000 in the fiscal year ended May 31, 2001. Payments by DARPA depended on satisfaction of development milestones, and the level of payments varied significantly from fiscal year to fiscal year. The two final milestones of this agreement were approved and paid during fiscal 2001. It is not expected that there will be any additional R&D - DARPA credits recorded for this project after fiscal 2001.

    INTEREST INCOME. Interest income decreased to $520,000 in the fiscal year ended May 31, 2002 from $971,000 in the fiscal year ended May 31, 2001, a decrease of 46.4%. The decrease in interest income was primarily related to a lower average rate of return on investments and a lower level of cash and investments.

    INTEREST EXPENSE. There was no interest expense in the fiscal year ended May 31, 2002, compared with interest expense of $7,000 in the fiscal year ended May 31, 2001, primarily the result of the full repayment of outstanding debt in the fourth quarter of fiscal 2001.

    OTHER INCOME (EXPENSE), NET. Other expense, net was $43,000 in the fiscal year ended May 31, 2002, compared with other income, net of $98,000 in the fiscal year ended May 31, 2001. The decrease in other income (expense), net was primarily due to the recognition of less income recorded in the fiscal year ended May 31, 2002 related to the Company's 25% interest in ESA Electronics PTE Ltd.

    INCOME TAX EXPENSE (BENEFIT). Income tax expense was $1.2 million in the fiscal year ended May 31, 2002, compared with income tax expense of $1.0 million in the fiscal year ended May 31, 2001. The income tax expense in the fiscal year ended May 31, 2002 was primarily due to the non-cash charge of $2.5 million recorded in the fourth quarter associated with increasing the valuation allowance against deferred tax assets. SFAS 109 requires the Company to evaluate the uncertainty of utilizing the deferred tax assets.
The income tax expense in the fiscal year ended May 31, 2001 was primarily due to the tax expense recorded as a result of income earned in the Company's U.S. operations.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary source of liquidity has been generated from the Company's August 1997 initial public offering, which resulted in net proceeds to the Company of approximately $26.8 million. As of May 31, 2003, the Company had $10.8 million in cash and short-term investments.

    Net cash used in operating activities was approximately $3.8 million for the fiscal year ended May 31, 2003 and $226,000 for the fiscal year ended May 31, 2002. For the fiscal year ended May 31, 2003, net cash used in operating activities was due primarily to the net loss of $4.5 million, partially offset by a decrease in other current assets of $739,000 due primarily from income taxes refunded. For the fiscal year ended May 31, 2002, net cash used in operating activities was primarily due to the net loss of $5.3 million, partially offset by a decrease in accounts receivable of $2.7 million and adjustments for non-cash charges.

    Net cash provided by investing activities was approximately $4.6 million for the fiscal year ended May 31, 2003 and net cash used in investing activities was approximately $3.0 million for the fiscal year ended May 31, 2002. Net cash provided by investing activities during the fiscal year ended May 31, 2003 was primarily due to the sale of short-term investments of $5.6 million, partially offset by the purchase of long-term investments of $607,000. Net cash used in investing activities for the fiscal year ended May 31, 2002 was primarily due to the purchase of short-term investments of $4.2 million, partially offset by the sale of long-term investments of $2.3 million and additions to property and equipment of $954,000.

    Financing activities used cash of approximately $23,000 in the fiscal year ended May 31, 2003 and provided cash of approximately $338,000 in the fiscal year ended May 31, 2002. Net cash used in financing activities during the fiscal year ended May 31, 2003 was primarily due to the Company's repurchase of 77,700 of its outstanding common shares at an average price of $2.34, partially offset by proceeds from issuance of common stock and exercise of stock options. Net cash provided by financing activities for the fiscal year ended May 31, 2002 was primarily due to proceeds from issuance of common stock and exercise of stock options.

    As of May 31, 2003, the Company had working capital of $22.0 million, compared with $26.0 million as of May 31, 2002. Working capital consists of cash and cash equivalents, short-term investments, accounts receivable, inventory and other current assets, less current liabilities.

    The Company announced in August 1998 that its board of directors had authorized the repurchase of up to 1,000,000 shares of its outstanding common shares. The Company may repurchase the shares in the open market or in privately negotiated transactions, from time to time, subject to market conditions. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase program may be interrupted or discontinued at any time. Any such repurchase of shares, if consummated, may use a portion of the Company's working capital. As of May 31, 2003, the Company had repurchased 523,700 shares at an average price of $3.95. Shares repurchased by the Company are cancelled.

    The Company leases most of its manufacturing and office space under operating leases. The Company entered into a non-cancelable operating lease agreement for its United States manufacturing and office facilities, which commenced in December 1999 and expires in December 2009. Under the lease agreement, the Company is responsible for payments of utilities, taxes and insurance.

    Minimum annual rentals payments under operating leases in each of the next five fiscal years and thereafter are as follows (in thousands):

                                               Payments Due by Period
                             ---------------------------------------------------------
                               Total    2004   2005   2006   2007   2008   Thereafter
                             --------- ------ ------ ------ ------ ------ ------------
Operating Leases.............  $5,399   $871   $794   $773   $791   $819     $1,351

    From time to time, the Company evaluates potential acquisitions of businesses, products or technologies that complement the Company's business. Any such transactions, if consummated, may use a portion of the Company's working capital or require the issuance of equity. The Company has no present understandings, commitments or agreements with respect to any material acquisitions.

    The Company anticipates that the existing cash balance together with cash provided by operations, if any, are adequate to meet its working capital and capital equipment requirements through calendar year 2004. After calendar year 2004, depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required, or if available, that such financing can be obtained on terms satisfactory to the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

    In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end.
The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the disclosure provisions of FIN 45 relating to product warranty effective the quarter ended February 28, 2003 (see Note 5 of the Notes to Consolidated Financial Statements).

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

    In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation, Transition and Disclosure". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002. The Company has adopted the disclosure requirements of SFAS 148 as of February 28, 2003 (see Note 1 of the Notes to Consolidated Financial Statements).

    In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51". FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 to have a material impact on its historical financial position or results of operations.

    In May 2003, the FASB issued Statement of Financial Accounting Standards No.150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires financial instruments within its scope be classified as a liability (or an asset in some circumstances). Many of those financial instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments created before and still existing as of the issuance of this statement, a cumulative effect of change in accounting principle shall be reported upon implementation in the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS 150 to have a material impact on its historical financial position or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

    You should carefully consider the risks described below before making an investment decision. The Company believes that the risks and uncertainties described below are the principal material risks facing Aehr Test as of the date of this Form 10-K. In the future, the Company may become subject to additional risks that are not currently known to the Company. If any of the following risks actually occur, the Company's business, financial condition and operating results could be seriously harmed. As a result, the trading price of the Company's common stock could decline, and you could lose all or part of the value of your investment.

     FLUCTUATIONS IN OPERATING RESULTS. The Company has experienced and expects to continue to experience significant fluctuations in its quarterly and annual operating results. During fiscal 2003, 2002 and 2001, quarterly net sales have been as low as $2.8 million and as high as $9.0 million, and gross margins for quarterly sales have fluctuated between 34.8% and 52.1%. The Company's future operating results will depend upon a variety of factors, including sales volume, the timing of significant orders, the mix of products sold, changes in pricing by the Company, its competitors, customers or suppliers, the length of sales cycles for the Company's products, timing of new product announcements and releases by the Company and its competitors, market acceptance of new products and enhanced versions of the Company's products, capital spending patterns by customers, manufacturing inefficiencies associated with new product introductions by the Company, the Company's ability to produce systems and products in volume and meet customer requirements, product returns and customer acceptance of product shipments, volatility in the Company's targeted markets, political and economic instability, natural disasters, regulatory changes, possible disruptions caused by expanding existing facilities or moving into new facilities, expenses associated with acquisitions and alliances, and various competitive factors, including price-based competition, competition from vendors employing other technologies, and the amount of products sold under volume purchase arrangements, which tend to have lower selling prices. Accordingly, past performance may not be indicative of future performance.

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

    RECENT OPERATING LOSSES. The Company incurred loss from operations of $4.7 million, $4.5 million and $5.2 million in fiscal 2003, 2002 and 2000, respectively. The Company reported operating income in fiscal 2001 and from fiscal 1996 to 1998, due to increased net sales that were substantially the result of sales of new products, particularly sales of MTX systems. In fiscal 1998, the Company began to feel an industry slowdown due to uncertainties caused primarily by the financial crisis in Asia and DRAM overcapacity and therefore, recorded operating losses in fiscal 1999 and 2000. Beginning in the second half of fiscal 2001, the Company experienced the result of a sharp and severe industry downturn and recorded operating losses in fiscal 2002 and 2003. There can be no assurance that the Company's net sales and operating results will not continue to be further impacted by this prolonged downturn in the semiconductor equipment market and global economy. Failure to become profitable may depress the market price of the Company's common stock and its ability to raise capital, if necessary.

    DEPENDENCE ON MARKET ACCEPTANCE OF FOX SYSTEM. One element of the Company's business strategy is to capture an increasing share of the test equipment market through sales of its FOX wafer-level burn-in and test system. The FOX system is newly designed to simultaneously burn-in and functionally test all of the die on a wafer. The market for the FOX systems is in the very early stages of development. The FOX system was introduced in July 2001. The Company's strategy depends, in part, upon its ability to persuade potential customers that the FOX system can successfully contact and functionally test all of the die on a wafer simultaneously, and that this method of testing is cost-effective for the customer. There can be no assurance that the Company's strategy will be successful. The failure of the FOX system to achieve market acceptance would have a material adverse effect on the Company's future operating results and long-term prospects. The Company's stock price may also decline.

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

    DEPENDENCE ON MARKET ACCEPTANCE OF MTX SYSTEM. A principal element of the Company's business strategy is to capture an increasing share of the memory test equipment market through sales of the MTX massively parallel test system. The MTX is designed to perform both burn-in and many of the final test functions currently performed by high-cost memory testers. The Company's strategy depends, in part, upon its ability to persuade potential customers that the MTX system can successfully perform a significant portion of such final test functions and that transferring such tests to MTX systems will reduce their overall capital and test costs. There can be no assurance that the Company's strategy will be successful. The failure of the MTX system to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and operating results.

    Market acceptance of the MTX system is subject to a number of risks. Through the end of fiscal 2003, several companies purchased evaluation units of the MTX system, but only three customers have purchased production quantities. There are no long-term volume purchase commitments with any of these customers. There can be no assurance that these customers will continue to purchase MTX systems for their production facilities. Since most potential customers have successfully relied on memory testers for many years and their personnel understand the use and maintenance of such systems, the Company anticipates that they may be reluctant to change their procedures in order to transfer test functions to the MTX system. Before a customer will transfer test functions to the MTX, the test programs must be translated for use with the MTX system and lengthy correlation tests must be performed. Correlation testing may take up to six months or more. Furthermore, MTX system sales are expected to be primarily limited to new facilities and to existing facilities being upgraded to accommodate new product generations, such as the transition to new memory technologies, including the Double Data Rate DRAMs and DDR II DRAMs. Construction of new facilities and upgrades of existing facilities have in some cases been delayed or canceled during this semiconductor industry downturn. Other companies have purchased MTX systems which are being used only in quality assurance and engineering applications. Market acceptance of the MTX system may also be affected by a reluctance of IC manufacturers to rely on relatively small suppliers such as the Company.

    The Company's future sales and operating results are also partially dependent on sales of performance test boards for use with the MTX system. Sales of PTBs by the Company and its licensees will depend upon the number of MTX systems operated by customers.

    CUSTOMER CONCENTRATION. The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and contract assemblers accounting for a substantial portion of the purchases of semiconductor equipment. Sales to the Company's five largest customers accounted for approximately 73.0%, 61.7% and 58.8% of its net sales in fiscal 2003, 2002 and 2001, respectively. During fiscal 2003, Texas Instruments Incorporated and First International Computer, Inc. accounted for 45.3% and 10.7% of the Company's net sales, respectively. During fiscal 2002, Texas Instruments Incorporated, Formosa Advanced Technologies Co. Ltd. and ASE Test, Inc. accounted for 22.3%, 17.1% and 11.1% of the Company's net sales, respectively. During fiscal 2001, Texas Instruments Incorporated and Formosa Advanced Technologies Co. Ltd. accounted for 25.2% and 12.7% of the Company's net sales, respectively. No other customers represented more than 10% of the Company's net sales for any of such periods. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. In addition, sales to particular customers may fluctuate significantly from quarter to quarter. The loss of or reduction or delay in orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect the Company's business, financial condition and operating results.

    LIMITED MARKET FOR BURN-IN SYSTEMS. Historically, a substantial portion of the Company's net sales were derived from the sale of dynamic burn-in systems. The market for burn-in systems is mature and estimated to be approximately $120 million per year. In general, process control improvements in the semiconductor industry have tended to reduce burn-in times. In addition, as a given IC product generation matures and yields increase, the required burn-in time may be reduced or eliminated. IC manufacturers, which historically have been the Company's primary customer base, increasingly outsource test and burn-in to independent test labs which often build their own systems. There can be no assurance that the market for burn-in systems will grow, and sales of the Company's burn-in products could decline.

    LENGTHY SALES CYCLE. Sales of the Company's systems depend, in significant part, upon the decision of a prospective customer to increase manufacturing capacity or to restructure current manufacturing facilities, either of which typically involve a significant commitment of capital. In addition, the approval process for MTX and FOX system and DiePak carrier sales may require lengthy qualification and correlation testing. In view of the significant investment or strategic issues that may be involved in a decision to purchase MTX and FOX systems or DiePak carriers, the Company may experience delays following initial qualification of the Company's systems as a result of delays in a customer's approval process. . For these reasons, the Company's systems typically have a lengthy sales cycle during which the Company may expend substantial funds and management effort in securing a sale. Lengthy sales cycles subject the Company to a number of significant risks, including inventory obsolescence and fluctuations in operating results, over which the Company has little or no control. The loss of individual orders due to the lengthy sales and evaluation cycle, or delays in the sale of even a limited number of systems could have a material adverse effect on the Company's business, operating results and financial condition and, in particular, could contribute to significant fluctuations in operating results on a quarterly basis.

    DEPENDENCE ON INTERNATIONAL SALES AND OPERATIONS. Approximately 73.0%, 62.7% and 60.6% of the Company's net sales for fiscal 2003, 2002 and 2001, respectively, were attributable to sales to customers for delivery outside of the United States. The Company operates a sales, service, product engineering and limited manufacturing organization in Japan, a sales and service organization in Germany and a sales and support organization in Taiwan. The Company expects that sales of products for delivery outside of the United States will continue to represent a substantial portion of its future revenues. The future performance of the Company will depend, in significant part, upon its ability to continue to compete in foreign markets which in turn will depend, in part, upon a continuation of current trade relations between the United States and foreign countries in which semiconductor manufacturers or assemblers have operations. A change toward more protectionist trade legislation in either the United States or such foreign countries, such as a change in the current tariff structures, export compliance or other trade policies, could adversely affect the Company's ability to sell its products in foreign markets. In addition, the Company is subject to other risks associated with doing business internationally, including longer receivable collection periods and greater difficulty in accounts receivable collection, the burden of complying with a variety of foreign laws, difficulty in staffing and managing global operations, risks of civil disturbance or other events which may limit or disrupt markets, international exchange restrictions, changing political conditions and monetary policies of foreign governments.

    A substantial portion of the Company's sales has been in Asia. Turmoil in the Asian financial markets has resulted, and may result in the future, in dramatic currency devaluations, stock market declines, restriction of available credit and general financial weakness. In addition, DRAM prices in Asia have on occasion declined dramatically, and will likely do so again in the future. These developments may affect the Company in several ways. The Company believes that many international semiconductor manufacturers limited their capital spending (including the purchase of MTXs) in fiscal years 2003, 2002 and 2001, and that the uncertainty of the DRAM market may cause some manufacturers in the future to again delay capital spending plans. The economic conditions in Asia may also affect the ability of the Company's customers to meet their payment obligations, resulting in cancellations or deferrals of existing orders and the limitation of additional orders. In addition, Asian governments have subsidized some portion of fab construction. Financial turmoil may reduce these governments' willingness to continue such subsidies. Such developments could have a material adverse affect on the Company's business, financial condition and results of operations.

    Because a substantial portion of the Company's net sales is from sales of products for delivery outside the United States, an increase in the value of the U.S. Dollar relative to foreign currencies would increase the cost of the Company's products compared to products sold by local companies in such markets. Approximately 91.9%, 2.8% and 5.3% of the Company's net sales for fiscal 2003 were denominated in U.S. Dollars, Japanese Yen and Euros. Although a large percentage of sales to European customers is denominated in U.S. Dollars, substantially all sales to Japanese customers are denominated in Yen. Since the price is determined at the time a purchase order is accepted, the Company is exposed to the risks of fluctuations in the Yen-U.S. Dollar exchange rate during the lengthy period from the date a purchase order is received until payment is made. This exchange rate risk is partially offset to the extent the Company's Japanese subsidiary incurs expenses payable in Yen. To date, the Company has not invested in instruments designed to hedge currency risks. In addition, the Company's Japanese subsidiary typically carries debt or other obligations due to the Company that may be denominated in either Yen or U.S. Dollars. Since the financial statements of the Japanese subsidiary are based in Yen and the financial statements of the Company are based in U.S. Dollars, the Japanese subsidiary and the Company recognize currency exchange gain or loss in any period in which the value of the Yen rises or falls in relation to the U.S. Dollar.
The Company recorded a currency exchange gain of $70,000 in fiscal 2003. The Company experienced currency exchange losses of $23,000 and $238,000 in fiscal 2002 and 2001, respectively.

    A substantial portion of the world's manufacturers of memory devices are in Korea, Japan and Taiwan and growth in the Company's net sales depends in large part upon its ability to penetrate the Korean and Japanese markets. Both the Korean and Japanese markets are difficult for foreign companies to penetrate. The Company has served the Japanese market through its Japanese subsidiary, which has experienced limited success and has incurred operating losses in recent years. Sales into Korea have not been significant in recent years. In fiscal 2001, the Company signed an agreement with a new Korean distributor. Taiwan represents an increasingly important portion of the memory manufacturer market. The Company established a support organization in Taiwan in fiscal 2001 and subsequently added a sales function. The lack of local manufacturing may impede the Company's efforts to develop the Korean and Taiwanese markets. There can be no assurance that the Company's efforts in Japan, Korea or Taiwan will be successful or that the Company will be able to achieve and sustain significant sales to, or be able to successfully compete in, the Japanese, Korean or Taiwanese markets.

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

    Because of the complexity of the Company's products, significant delays can occur between a product's introduction and the commencement of volume production of such product. The Company has experienced, from time to time, significant delays in the introduction of, and technical and manufacturing difficulties with, certain of its products and may experience delays and technical and manufacturing difficulties in future introductions or volume production of new products. The Company's inability to complete new product development, or to manufacture and ship products in volume and in time to meet customer requirements would materially adversely affect the Company's business, financial condition and results of operations.

    As is common with new complex and software-intensive products, the Company has encountered reliability, design and manufacturing issues as it began volume production and initial installations of certain products at customer sites. The Company places a high priority on addressing these issues as they arise. Certain of these issues in the past have been related to components and subsystems supplied to the Company by third parties which have in some cases limited the ability of the Company to address such issues promptly. In an early stage of the life cycle of one of the Company's products, there can be no assurance that reliability, design and manufacturing issues will not be discovered or, that if such issues arise, they can be resolved to the customers' satisfaction or that the resolution of such problems will not cause the Company to incur significant development costs or warranty expenses or to lose significant sales opportunities.

    Future improvements in semiconductor design and manufacturing technology may reduce or eliminate the need for the Company's products. For example, the introduction of viable wafer-level burn-in and test systems, improvements in BIST technology, and improvements in conventional test systems, such as reduced cost or increased throughput, may significantly reduce or eliminate the market for one or more of the Company's products. If the Company is not able to improve its products or develop new products or technologies quickly enough to maintain a competitive position in its markets, the Company may not be able to grow its business.

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

    The Company's MAX and ATX monitored and dynamic burn-in systems increasingly have faced and are expected to continue to face severe competition, especially from local, low cost manufacturers and from systems manufacturers that offer higher power dissipation per IC.

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

    The Company's test fixture products face numerous competitors. There are limited barriers to entry into the BIB market, and as a result, many small companies design and manufacture BIBs, including BIBs for use with the Company's MAX and ATX systems. The Company's strategy is to provide high performance BIBs, and the Company generally does not compete to supply low cost, low performance BIBs. The Company has a partnership with Pycon, Inc. whereby Pycon, Inc. will design, manufacture and sell the BIBs and the Company will provide Pycon, Inc. with system know-how. Both companies will jointly market and sell the BIBs and PTBs. There can be no assurance that the partnership will be successful. The Company has granted royalty-bearing licenses to several companies to make PTBs for use with the Company's MTX systems, in order to assure customers a second source of supply, and the Company may license others as well. Sales of PTBs by licensees result in royalties to the Company but reduce the Company's own sales of PTBs.

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

    CYCLICALITY OF SEMICONDUCTOR INDUSTRY AND CUSTOMER PURCHASES; RISK OF CANCELLATIONS AND RESCHEDULINGS. The Company's operating results depend primarily upon the capital expenditures of semiconductor manufacturers, semiconductor contract assemblers and burn-in and test service companies worldwide, which in turn depend on the current and anticipated market demand for ICs and products utilizing ICs. The semiconductor and semiconductor equipment industries in general, and the market for DRAMs and other memory devices in particular, historically have been highly volatile and have experienced periodic downturns and slowdowns, which have had severe negative effects on the semiconductor industry's demand for semiconductor capital equipment, including test and burn-in systems manufactured and marketed by the Company. These downturns and slowdowns have adversely affected the Company's operating results in the past and in fiscal 2000, 2002, and 2003. In addition, the purchasing patterns of the Company's customers are also highly cyclical because most customers purchase the Company's products for use in new production facilities or for upgrading existing test lines for the introduction of next generation products. Construction of new facilities and upgrades of existing facilities have in some cases been delayed or canceled during the most recent semiconductor industry downturn. A large portion of the Company's net sales are attributable to a few customers and therefore a reduction in purchases by one or more customers could materially adversely affect the Company's financial results. There can be no assurance that the semiconductor industry will grow in the future at the same rates it has grown historically. Any downturn or slowdown in the semiconductor industry would have a material adverse effect on the Company's business, financial condition and operating results. In addition, the need to maintain investment in research and development and to maintain customer service and support will limit the Company's ability to reduce its expenses in response to any such downturn or slowdown period.

    The semiconductor equipment manufacturing industry has historically been subject to a relatively high rate of purchase order cancellation by customers as compared to other high technology industry sectors. Manufacturing companies that are the customers of semiconductor equipment companies frequently revise, postpone and cancel capital facility expansion plans. In such cases, semiconductor equipment companies may experience a significant rate of cancellations and reschedulings of purchase orders, as was the case in the industry in late 1995, early 1996, 1998, 2001, 2002 and 2003. There can be no assurance that the Company will not be materially adversely affected by future cancellations and reschedulings.

    DEPENDENCE ON SUBCONTRACTORS; SOLE OR LIMITED SOURCES OF SUPPLY. The Company relies on subcontractors to manufacture many of the components or subassemblies used in its products. The Company's MTX, MAX, ATX and FOX systems and DiePak carriers contain several components, including environmental chambers, power supplies, wafer and die contactors, signal distribution substrates and certain ICs, which are currently supplied by only one or a limited number of suppliers. The Company's reliance on subcontractors and single source suppliers involves a number of significant risks, including the loss of control over the manufacturing process, the potential absence of adequate capacity and reduced control over delivery schedules, manufacturing yields, quality and costs. In the event that any significant subcontractor or single source supplier was to become unable or unwilling to continue to manufacture subassemblies, components or parts in required volumes, the Company would have to identify and qualify acceptable replacements. The process of qualifying subcontractors and suppliers could be lengthy, and no assurance can be given that any additional sources would be available to the Company on a timely basis. Any delay, interruption or termination of a supplier relationship could have a material adverse effect on the Company's business, financial condition and operating results.

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

    MANAGEMENT OF CHANGING BUSINESS. If the Company is to be successful, it must expand its operations. Such expansion will place a significant strain on the Company's administrative, operational and financial resources. Further, such expansion will result in a continuing increase in the responsibility placed upon management personnel and will require development or enhancement of operational, managerial and financial systems and controls. If the Company is unable to manage the expansion of its operations effectively, the Company's business, financial condition and operating results will be materially and adversely affected.

    DEPENDENCE ON KEY PERSONNEL; ABILITY TO ATTRACT AND RETAIN SKILLED PERSONNEL. The Company's success depends to a significant extent upon the continued service of Rhea Posedel, its Chief Executive Officer, as well as other executive officers and key employees. The Company does not maintain key person life insurance for its benefit on any of its personnel, and none of the Company's employees is subject to a non-competition agreement with the Company. The loss of the services of any of its executive officers or a group of key employees could have a material adverse effect on the Company's business, financial condition and operating results. The Company's future success will depend in significant part upon its ability to attract and retain highly skilled technical, management, sales and marketing personnel. There is a limited number of personnel with the requisite skills to serve in these positions, and it has become increasingly difficult for the Company to hire such personnel. Competition for such personnel in the semiconductor equipment industry is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The Company's inability to attract and retain the executive management and other key personnel it requires will limit its ability to expand its business and would have a material adverse effect on the Company's business, financial condition and operating results.

    INTELLECTUAL PROPERTY PROTECTION AND INFRINGEMENT. The Company's ability to compete successfully is dependent in part upon its ability to protect its proprietary technology and information. Although the Company attempts to protect its proprietary technology through patents, copyrights, trade secrets and other measures, there can be no assurance that these measures will be adequate or that competitors will not be able to develop similar technology independently. These competitors would then be able to offer services and develop, manufacture and sell products, which compete directly with the Company's services and products. In that case, the Company's revenues and operating results could decline.

    Further, there can be no assurance that claims allowed on any patent issued to the Company will be sufficiently broad to protect the Company's technology, that any patent will issue from any pending application or that foreign intellectual property laws will protect the Company's intellectual property. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the U.S., and many companies have encountered significant problems in protecting their proprietary rights in these foreign countries. These problems can be caused by, for example, a lack of rules and processes allowing for meaningfully defending intellectual property rights. If the Company does not adequately protect its intellectual property, competitors may be able to practice the Company's technologies and erode the Company's competitive advantage, and the Company's business and operating results could be harmed.

    Litigation may be necessary to enforce or determine the validity and scope of the Company's proprietary rights, and there can be no assurance that the Company's intellectual property rights, if challenged, will be upheld as valid. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and operating results, regardless of the outcome of the litigation. In addition, there can be no assurance that any of the patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. The Company will be able to protect its proprietary rights from unauthorized use by third parties only to the extent that the Company's proprietary technologies are covered by valid and enforceable patents or are effectively maintained trade secrets.

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

Item 7a.  Quantitative and Qualitative Disclosures about Market Risks

    The Company considered the provisions of Financial Reporting Release No. 48 "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity instruments at May 31, 2003.

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

    A majority of the Company's revenue and capital spending is transacted in U.S. Dollars. The Company, however, enters into transactions in other currencies, primarily Japanese Yen. Substantially all sales to Japanese customers are denominated in Yen. Since the price is determined at the time a purchase order is accepted, the Company is exposed to the risks of fluctuations in the Yen-U.S. Dollar exchange rate during the lengthy period from purchase order to ultimate payment. This exchange rate risk is partially offset to the extent that the Company's Japanese subsidiary incurs expenses payable in Yen. To date, the Company has not invested in instruments designed to hedge currency risks. In addition, the Company's Japanese subsidiary typically carries debt or other obligations due to the Company that may be denominated in either Yen or U.S. Dollars. Since the Japanese subsidiary's financial statements are based in Yen and the Company's financial statements are based in U.S. Dollars, the Japanese subsidiary and the Company recognize foreign exchange gain or loss in any period in which the value of the Yen rises or falls in relation to the U.S. Dollar. A 10% decrease in the value of the Yen as compared with the U.S. Dollar would potentially result in an additional net loss of approximately $183,000.

Item 8.   Financial Statements and Supplementary Data


                                    INDEX


Consolidated Financial Statements of Aehr Test Systems

  Report of Independent Auditors......................................     29

  Consolidated Balance Sheets at May 31, 2003 and 2002................     30

  Consolidated Statements of Operations for the years
    ended May 31, 2003, 2002 and 2001.................................     31

  Consolidated Statements of Shareholders' Equity and
    Accumulated Other Comprehensive Income for the years
    ended May 31, 2003, 2002 and 2001.................................     32

  Consolidated Statements of Cash Flows for the years ended
    May 31, 2003, 2002 and 2001.......................................     33

  Notes to Consolidated Financial Statements..........................     34

  Selected Quarterly Consolidated Financial Data (Unaudited)..........     46

Financial Statement Schedule

  Schedule for the years ended May 31, 2003, 2002, 2001

Schedule II  Valuation and Qualifying Accounts........................     47

  Financial statement schedules not listed above are either omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or in the Notes thereto.

                        REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders of Aehr Test Systems:


    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Aehr Test Systems and its subsidiaries at May 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

San Jose, California
July 1, 2003

                       AEHR TEST SYSTEMS AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     May 31,
                                                            -------------------------
                                                                2003           2002
                                                            ----------     ----------
ASSETS

Current assets:
  Cash and cash equivalents ..........................         $ 8,362        $ 7,485
  Short-term investments .............................           2,429          8,003
  Accounts receivable, net of allowance for doubtful
    accounts of $87 and $71 at May 31, 2003 and
    2002, respectively ...............................           2,889          3,132
  Inventories ........................................           9,247          8,633
  Refundable income taxes.............................           1,248          1,809
  Prepaid expenses and other .........................             392            564
                                                            ----------     ----------
      Total current assets ...........................          24,567         29,626

Property and equipment, net ..........................           1,515          2,356
Long-term investments ................................             607             --
Other assets, net ....................................           1,558          1,836
                                                            ----------     ----------
      Total assets ...................................         $28,247        $33,818
                                                            ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...................................         $   748        $   874
  Accrued expenses ...................................           1,739          2,260
  Deferred revenue ...................................             106            540
                                                            ----------     ----------
      Total current liabilities ......................           2,593          3,674

Deferred revenue .....................................              30             35
Accrued lease commitment .............................             279            224
                                                            ----------     ----------
      Total liabilities ..............................           2,902          3,933
                                                            ----------     ----------
Commitments and contingencies (Note 7).

Shareholders' equity:
  Preferred stock, $.01 par value:
    Authorized: 10,000 shares;
    Issued and outstanding: none .....................              --             --
  Common stock, $.01 par value:
    Authorized: 75,000 shares;
    Issued and outstanding: 7,157 shares and 7,184
      shares at May 31, 2003 and 2002, respectively ..              72             72
  Additional paid-in capital .........................          36,364         36,387
  Accumulated other comprehensive income ...........             1,521          1,494
  Accumulated deficit ................................         (12,612)        (8,068)
                                                            ----------     ----------
      Total shareholders' equity .....................          25,345         29,885
                                                            ----------     ----------
      Total liabilities and shareholders' equity .....         $28,247        $33,818
                                                            ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                       AEHR TEST SYSTEMS AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          Year Ended May 31,
                                                   --------------------------------
                                                       2003       2002       2001
                                                   ---------- ---------- ----------
Net sales.....................................        $15,092    $12,568    $31,039
Cost of sales.................................          9,354      6,488     17,923
                                                   ---------- ---------- ----------
Gross profit..................................          5,738      6,080     13,116
                                                   ---------- ---------- ----------
Operating expenses:
  Selling, general and administrative.........          5,919      6,547      7,262
  Research and development....................          4,543      4,036      4,982
  Research and development cost
    reimbursement--DARPA .....................             --         --       (600)
                                                   ---------- ---------- ----------
    Total operating expenses..................         10,462     10,583     11,644
                                                   ---------- ---------- ----------
Income (loss) from operations.................         (4,724)    (4,503)     1,472

Interest income...............................            252        520        971
Interest expense..............................             --         --         (7)
Other income (expense), net...................           (146)       (43)        98
                                                   ---------- ---------- ----------
Income (loss) before income taxes ............         (4,618)    (4,026)     2,534

Income tax expense (benefit)..................            (74)     1,241      1,046
                                                   ---------- ---------- ----------
Income (loss) before cumulative effect
  of change in accounting principle...........         (4,544)    (5,267)     1,488

Cumulative effect of change in accounting
  principle - net of tax......................             --         --     (1,629)
                                                   ---------- ---------- ----------
Net loss......................................         (4,544)    (5,267)      (141)
                                                   ---------- ---------- ----------
Other comprehensive income (loss), net of tax:
  Foreign currency translation
    income (expense)..........................             27         24       (109)
  Unrealized holding gains (losses) arising
    during the year...........................             --        (17)        32
                                                   ---------- ---------- ----------
Comprehensive loss............................        $(4,517)   $(5,260)   $  (218)
                                                   ========== ========== ==========

Income (loss) per share before cumulative effect
  of change in accounting principle:
  Basic.......................................        $ (0.63)   $ (0.74)   $  0.21
  Diluted.....................................        $ (0.63)   $ (0.74)   $  0.21

Net loss per share
  Basic.......................................        $ (0.63)   $ (0.74)   $ (0.02)
  Diluted.....................................        $ (0.63)   $ (0.74)   $ (0.02)

Shares used in per share calculation
  Basic.......................................          7,161      7,151      7,074
  Diluted.....................................          7,161      7,151      7,179

The accompanying notes are an integral part of these consolidated financial statements.

                                      AEHR TEST SYSTEMS AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  AND ACCUMULATED OTHER COMPREHENSIVE INCOME
                                               (IN THOUSANDS)

                                                                            Accumulated Other
                                                                           Comprehensive Income
                                                                  Notes    ---------------------
                                   Common Stock   Additional   Receivable  Unrealized Cumulative
                                -----------------   Paid-in       From     Investment Translation Accumulated
                                 Shares    Amount   Capital   Shareholders Gain(Loss) Adjustment     Deficit   Total
                                -------   -------   -------    ----------  --------   ---------    ---------- -------
Balances, May 31, 2000            6,906      $69    $35,332        --        $(13)     $1,577      $ (2,660)  $34,305

  Issuance of common stock
    under employee plans......      308        2      1,270        --          --          --            --     1,272
  Repurchase of common stock..      (98)      --       (468)       --          --          --            --      (468)
  Note receivable from
    shareholders..............       --       --         --      $(84)         --          --            --       (84)

  Net loss....................       --       --         --        --          --          --          (141)     (141)
  Net unrealized gain on
    investments...............       --       --         --        --          32          --            --        32
  Foreign currency
    translation adjustment....       --       --         --        --          --        (109)           --      (109)
                                                                                                              -------
  Comprehensive loss..........                                                                                   (218)
                                 -------  -------   -------     -------   -------     -------      --------   -------
Balances, May 31, 2001            7,116       71     36,134       (84)         19       1,468        (2,801)   34,807

  Issuance of common stock
    under employee plans......      104        1        394        --          --          --            --       395
  Repurchase of common stock..      (36)      --       (141)       --          --          --            --      (141)
  Note receivable from
    shareholders..............       --       --         --        84          --          --            --        84

  Net loss....................       --       --         --        --          --          --        (5,267)   (5,267)
  Net unrealized loss on
    investments...............       --       --         --        --         (17)         --            --       (17)
  Foreign currency
    translation adjustment....       --       --         --        --          --          24            --        24
                                                                                                              -------
  Comprehensive loss..........                                                                                 (5,260)
                                 -------  -------   -------     -------   -------     -------      --------   -------
Balances, May 31, 2002            7,184       72     36,387        --           2       1,492        (8,068)   29,885

  Issuance of common stock
    under employee plans......       51       --        159        --          --          --            --       159
  Repurchase of common stock..      (78)      --       (182)       --          --          --            --      (182)

  Net loss....................       --       --         --        --          --          --        (4,544)   (4,544)
  Foreign currency
    translation adjustment....       --       --         --        --          --          27            --        27
                                                                                                              -------
  Comprehensive loss..........                                                                                 (4,517)
                                 -------  -------   -------     -------   -------     -------      --------   -------
Balances, May 31, 2003            7,157      $72    $36,364      $ --        $  2      $1,519      $(12,612)  $25,345
                                 =======  =======   =======     =======   =======     =======      ========   =======

The accompanying notes are an integral part of these consolidated financial statements.

                      AEHR TEST SYSTEMS AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                           Year Ended May 31,
                                                   ---------------------------------
                                                      2003        2002        2001
                                                   ---------   ---------   ---------
Cash flows from operating activities:
  Net loss......................................     $(4,544)    $(5,267)    $  (141)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities:
    Cumulative effect of change in
      accounting principle......................          --          --       1,629
    Loss on impairment of an investment.........         365          --          --
    Provision for doubtful accounts.............          15         (64)        (23)
    Loss on disposition of
      property and equipment....................          --          79          34
    Depreciation and amortization...............         582         662         651
    Deferred income taxes.......................          --       1,613          --
    Changes in operating assets and liabilities:
      Accounts receivable.......................         268       2,687      (2,098)
      Inventories...............................         (64)      1,497       1,090
      Accounts payable..........................        (246)       (289)     (1,514)
      Accrued expenses and deferred revenue.....        (985)       (559)      1,409
      Accrued lease commitment..................          55          78         100
      Other current assets......................         739        (663)       (126)
                                                   ---------   ---------   ---------
        Net cash (used in) provided by
          operating activities..................      (3,815)       (226)      1,011
                                                   ---------   ---------   ---------
Cash flows from investing activities:
    (Increase) decrease in short-
      term investments..........................       5,574      (4,239)       3,601
    (Increase) decrease in long-
      term investments..........................        (607)      2,250      (1,655)
    Additions to property and equipment.........        (261)       (954)       (122)
    Increase in other assets....................         (87)        (19)       (787)
                                                   ---------   ---------   ---------
        Net cash provided by (used in)
          investing activities..................       4,619      (2,962)      1,037
                                                   ---------   ---------   ---------
Cash flows from financing activities:
    Long-term debt and capital lease
      principal payments........................          --          --        (419)
    Proceeds from issuance of common stock
      and exercise of stock options.............         159         395       1,272
    Repayment (Issuance) of notes
      from (to) shareholders....................          --          84         (84)
    Repurchase of common stock..................        (182)       (141)       (468)
                                                   ---------   ---------   ---------
        Net cash (used in) provided by
          financing activities..................         (23)        338         301
                                                   ---------   ---------   ---------

Effect of exchange rates on cash................          96         (56)       (281)
                                                   ---------   ---------   ---------
        Net increase (decrease) in cash and
          cash equivalents......................         877      (2,906)      2,068

Cash and cash equivalents, beginning of year....       7,485      10,391       8,323
                                                   ---------   ---------   ---------
Cash and cash equivalents, end of year..........     $ 8,362     $ 7,485     $10,391
                                                   =========   =========   =========

Supplemental cash flow information:
    Cash paid during the year for:
      Interest .................................         $--         $--         $ 4
      Income taxes .............................         $40         $43         $28

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

CONSOLIDATION:

    The financial statements include the accounts of the Company, its wholly owned foreign sales corporation ("FSC") and both its wholly owned and majority owned foreign subsidiaries. Intercompany accounts and transactions have been eliminated. The Company's 25% interest in ESA Electronics PTE Ltd. ("ESA"), a Singapore company, is accounted for under the equity method. Equity income related to ESA totaled $85,000, $46,000 and $275,000 in fiscal years 2003, 2002 and 2001, respectively, and is recorded in other income (expense), net.

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

CONCENTRATION OF CREDIT RISK:

    The Company sells its products primarily to semiconductor manufacturers in North America, the Far East, and Europe. As of May 31, 2003, approximately 16%, 81% and 3% of accounts receivable are from customers located in the United States, the Far East and Europe, respectively. As of May 31, 2002, approximately 23%, 65% and 12% of accounts receivable are from customers located in the United States, the Far East and Europe, respectively. Three customers accounted for 38%, 35% and 14% of accounts receivable at May 31, 2003, and two customers accounted for 38% and 16% of accounts receivable at May 31, 2002. Two customers accounted for 45% and 11% of net sales in fiscal 2003, respectively and three customers accounted for 22%, 17% and 11% of net sales in fiscal 2002, respectively. Two customers accounted for 25% and 13% of net sales in fiscal 2001, respectively. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses and such losses have been within management's expectations. The Company uses letter of credit terms for some of its international customers.

    Primarily all of the Company's cash, cash equivalents, short-term cash deposits and long-term investments are deposited with major financial institutions in the United States, Japan, Germany and Taiwan. The Company invests its excess cash in money market funds and short-term cash deposits. The money market funds and short-term cash deposits bear the risk associated with each fund. The money market funds have variable interest rates, and the short-term cash deposits have fixed rates. The Company's long-term investments consist of interest bearing securities with maturities of 18 months or less. The Company has not experienced any losses on its money market funds, short-term cash deposits, or long-term investments.

STRATEGIC INVESTMENTS:

     The Company invests in debt and equity of private companies as part of its business strategy. These investments are carried at cost and are included in "Other Assets" in the consolidated balance sheets. If the Company determines that an other-than-temporary decline exists in the fair value of an investment, the Company writes down the investment to its fair value and records the related write-down as an investment loss in "Other Income (Expense)" in its consolidated statement of operations. For the year ended May 31, 2003, the Company wrote-down one of its strategic investments by $365,000. At May 31, 2003 and 2002, the carrying value of the strategic investments was $1.1 million and $1.4 million, respectively.

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

Leasehold improvements................................  life of the lease

Furniture and fixtures................................  2 to 15 years

Machinery and equipment...............................  4 to 11 years

Test equipment........................................  4 to 11 years

GOODWILL:

    The Company has adopted the provisions of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," effective June 1, 2002. In accordance with SFAS 142, the Company ceased the amortization of goodwill as of June 1, 2002. Net goodwill included in "Other Assets" in the consolidated balance sheets at May 31, 2003 and May 31, 2002 was $274,000. In accordance with the provisions of SFAS 142, the Company performed an initial test of goodwill impairment. The test showed no impairment of the Company's goodwill as of June 1, 2002, the initial date of adopting SFAS 142. In accordance with the provisions of SFAS 142, the Company performed an annual goodwill impairment test on May 31, 2003 and it showed no impairment of the Company's goodwill as of that date.

REVENUE RECOGNITION:

    The Company's selling arrangements may include contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. As a result, effective June 1, 2000, to comply with the provisions of SAB 101, the Company recognizes revenue upon shipment and defers recognition of revenue for any amounts subject to acceptance until such acceptance occurs. The amount of revenue deferred is the greater of the fair value of the undelivered element or the contractually agreed to amounts. Royalty revenue related to Performance Test Boards licensing income is recognized when paid by the licensee. This income is recorded in net sales. Provisions for the estimated future cost of warranty is recorded at the time the products are shipped. Prior to June 1, 2000, revenue for all products except royalties was recognized upon shipment of product provided no significant obligations remained and collectibility was assured.

PRODUCT DEVELOPMENT COSTS AND CAPITALIZED SOFTWARE:

    Costs incurred in the research and development of new products or systems are charged to operations as incurred.

    Costs incurred in the development of software programs for the Company's products are charged to operations as incurred until technological feasibility of the software has been established. Generally, technological feasibility is established when the software module performs its primary functions described in its original specifications, contains features required for it to be usable in a production environment, is completely documented and the related hardware portion of the product is complete.
After technological feasibility is established, any additional costs are capitalized. Capitalized costs are amortized over the estimated life of the related software product using the greater of the units of sales or straight-line methods over ten years. No system software development costs were capitalized or amortized in fiscal 2003, 2002 and 2001.

    During 1994, the Company entered into a cost-sharing research agreement with the Defense Advanced Research Projects Agency ("DARPA"), a U.S. government agency, under which DARPA provided co-funding up to a maximum amount of $6.5 million during fiscal 1994 through September 2000 for the development of a new product that would allow for burn-in and test at the wafer level. Payments from DARPA were received upon DARPA's approval of the achievement by the Company of milestones as outlined in the contract. The Company recognized such reimbursements as a reduction to research and development expenses in an amount equal to actual reimbursable project costs incurred. In January 2001, the Company completed this $6.5 million multi-year research and development agreement with DARPA. At May 31, 2003 and May 31, 2002, no outstanding payments were due from DARPA.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

    Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, short-term investments, long-term investments, accounts receivable, accounts payable and accrued expenses approximate fair value due to their short maturities.

    The Company's investments are composed primarily of government and corporate fixed income securities, certificates of deposit and commercial paper. Long-term investments mature after one year but less than two years. While it is the Company's general intent to hold such securities until maturity, management will occasionally sell certain securities for cash flow purposes. Therefore, the Company's investments are classified as available-for-sale and are carried at fair value. Through May 31, 2003, no material losses had been experienced on such investments.

    Unrealized gains and losses on available-for-sale investments, net of tax, are computed on the basis of specific identification and are reported as other comprehensive income (loss) and included in shareholders' equity. Realized gains, realized losses, and declines in value, judged to be other-than-temporary, are included in other income (expense), net. The cost of securities sold is based on the specific identification method and interest earned is included in other income (expense), net.

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

STOCK-BASED COMPENSATION:

    The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the

Company's shares and the exercise price of the option. Stock-based compensation for consultants or other third parties is accounted for in accordance with SFAS 123 and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

    The following information concerning the Company's stock option and employee stock purchase plans is provided in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." The Company accounts for such plans in accordance with APB No. 25 and related interpretations.

                                                           Year Ended May 31,
                                                ----------------------------------
                                                   2003        2002        2001
                                                ----------  ----------  ----------
                                               (in thousands, except per share data)
Net loss -- as reported........................    $(4,544)    $(5,267)    $  (141)
Add: Stock-based employee compensation
     expense included in reported net loss,
     net of related tax effects................         --          --          --

Deduct: Total stock-based employee
        compensation expense determined
        under fair value based method for
        all awards, net of related tax effects.       (816)     (1,244)     (1,222)
                                                ----------  ----------  ----------
Net loss -- pro forma..........................    $(5,360)    $(6,511)    $(1,363)
                                                ==========  ==========  ==========
Net loss per share -- as reported:
  Basic........................................    $ (0.63)    $ (0.74)    $ (0.02)
  Diluted......................................    $ (0.63)    $ (0.74)    $ (0.02)
Net loss per share -- pro forma:
  Basic........................................    $ (0.75)    $ (0.91)    $ (0.19)
  Diluted......................................    $ (0.75)    $ (0.91)    $ (0.19)

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

    The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

                                                Year Ended May 31,
                                       ----------------------------------
                                          2003        2002        2001
                                       ----------  ----------  ----------
Risk-free Interest Rates.............    3.12%       4.40%       4.56%
Expected Life........................   5 years     5 years     5 years
Volatility...........................     81%         84%         102%
Dividend Yield.......................     --          --          --

    The pro forma weighted average expected life was calculated based on the exercise behavior. The pro forma weighted average fair value of those options granted in 2003, 2002 and 2001 was $2.45, $2.55 and $4.30, respectively.

EARNINGS PER SHARE ("EPS") DISCLOSURES:

    The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon exercise of stock options for all periods.

    In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                    Year Ended May 31,
                                             --------------------------------
                                                 2003       2002       2001
                                             ---------- ---------- ----------
Income (loss) available to common
shareholders before cumulative effect
of change in accounting principle:

Numerator: Income (loss) before
  cumulative effect of change in
  accounting principle......................   $(4,544)   $(5,267)   $ 1,488
                                             ---------- ---------- ----------
Denominator for basic income (loss) per share:
  Weighted-average shares outstanding ......     7,161      7,151      7,074

Effect of dilutive securities:
    Employee stock options..................        --         --        105
                                             ---------- ---------- ----------
Denominator for diluted income (loss)
    per share...............................     7,161      7,151      7,179
                                             ---------- ---------- ----------

Basic income (loss) per share before
  cumulative effect of change in
  accounting principle......................    $(0.63)    $(0.74)    $ 0.21
                                              =========  =========  =========
Diluted income (loss) per share before
  cumulative effect of change in
  accounting principle......................    $(0.63)    $(0.74)    $ 0.21
                                              =========  =========  =========
Net loss available to common shareholders:

Numerator: Net loss.........................   $(4,544)   $(5,267)   $  (141)
                                             ---------- ---------- ----------
Denominator for basic loss per share:
  Weighted-average shares outstanding ......     7,161      7,151      7,074

Effect of dilutive securities:
    Employee stock options..................        --         --         --
                                             ---------- ---------- ----------
Denominator for diluted loss per share......     7,161      7,151      7,074
                                             ---------- ---------- ----------

Basic loss per share........................    $(0.63)    $(0.74)    $(0.02)
                                              =========  =========  =========
Diluted loss per share......................    $(0.63)    $(0.74)    $(0.02)
                                              =========  =========  =========

    Stock options to purchase 1,214,000, 1,154,000 and 1,104,000 shares of common stock were outstanding in fiscal 2003, 2002 and 2001, respectively, but were not included in the computation of diluted loss per share because the inclusion of such shares would be anti-dilutive.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

    In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end.
The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the disclosure provisions of FIN 45 relating to product warranty effective the quarter ended February 28, 2003 (see Note 5 of the Notes to Consolidated Financial Statements).

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

    In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation, Transition and Disclosure". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002. The Company has adopted the disclosure requirements of SFAS 148 as of February 28, 2003 (see Note 1 of the Notes to Consolidated Financial Statements).

    In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51". FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 to have a material impact on its historical financial position or results of operations.

    In May 2003, the FASB issued Statement of Financial Accounting Standards No.150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires financial instruments within its scope be classified as a liability (or an asset in some circumstances). Many of those financial instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments created before and still existing as of the issuance of this statement, a cumulative effect of change in accounting principle shall be reported upon implementation in the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS 150 to have a material impact on its historical financial position or results of operations.

2. INVENTORIES:

     Inventories are comprised of the following (in thousands):

                                                   May 31,
                                         -------------------------
                                             2003         2002
                                         ------------ ------------
Raw materials and subassemblies.........      $3,845       $4,825
Work in process.........................       4,694        3,698
Finished goods..........................         708          110
                                         ------------ ------------
                                              $9,247       $8,633
                                         ============ ============

3. PROPERTY AND EQUIPMENT:

    Property and equipment comprise (in thousands):

                                                   May 31,
                                         -------------------------
                                             2003         2002
                                         ------------ ------------
Leasehold improvements..................       $1,094       $1,227
Furniture and fixtures..................        2,633        2,659
Machinery and equipment.................        2,381        3,113
Test equipment..........................        1,890        1,888
                                         ------------ ------------
                                                7,998        8,887
Less: Accumulated depreciation
  and amortization......................       (6,483)      (6,531)
                                         ------------ ------------
                                               $1,515       $2,356
                                         ============ ============

4.  GOODWILL:

    The Company has adopted the provisions of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," effective June 1, 2002. In accordance with SFAS 142, the Company ceased the amortization of goodwill as of June 1, 2002. Net goodwill at May 31, 2003 and May 31, 2002 was $274,000.

    The following table summarizes the impact of adopting SFAS 142 on the net loss and net loss per share as adjusted to exclude amortization of goodwill for the fiscal years ended May 31, 2003, May 31, 2002 and May 31, 2001 as reported in the accompanying Consolidated Financial Statements (in thousands, except per share amounts):

                                                       Year Ended
                                                         May 31,
                                           ---------------------------------
                                              2003        2002        2001
                                           ---------   ---------   ---------
Reported net loss......................      $(4,544)    $(5,267)     $ (141)
Goodwill amortization..................           --          48          48
                                             -------     -------      ------
Adjusted net loss......................      $(4,544)    $(5,219)     $  (93)
                                             -------     -------      ------

Basic and diluted net loss per share:
Reported net loss per share............      $ (0.63)    $ (0.74)     $(0.02)
Goodwill amortization..................           --        0.01        0.01
Adjusted net loss per share............      $ (0.63)    $ (0.73)     $(0.01)

    In accordance with the provisions of SFAS 142, the Company performed an initial test of goodwill impairment. The test showed no impairment of the Company's goodwill as of June 1, 2002, the initial date of adopting SFAS 142. In accordance with the provisions of SFAS 142, the Company performed an annual goodwill impairment test on May 31, 2003 and it showed no impairment of the Company's goodwill as of that date.

5.  PRODUCT WARRANTIES:

    The Company provides for the estimated cost of product warranties at the time the products are shipped. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company's estimates, revisions to the estimated warranty liability would be required.

                                                            Year ended
                                                           ------------
                                                              May 31,
                                                               2003
                                                           ------------
                                                          (in thousands)

Balance at the beginning of the year...............                $141
Accruals for warranties issued during the year.....                 153
Accruals related to pre-existing warranties
 (including changes in estimates)..................                  --
Settlements made during the year
 (in cash or in kind)..............................                (183)
                                                            -----------
Balance at the end of the year.....................                $111
                                                            ===========

6. ACCRUED EXPENSES:

    Accrued expenses comprise (in thousands):

                                                   May 31,
                                         -------------------------
                                             2003         2002
                                         ------------ ------------
Commissions and bonuses.................       $  444       $  455
Taxes Payable...........................          443          443
Payroll related.........................          404          523
Warranty................................          111          141
Other...................................          337          698
                                         ------------ ------------
                                               $1,739       $2,260
                                         ============ ============

7. COMMITMENTS AND CONTINGENCIES:

    The Company leases most of its manufacturing and office space under operating leases. The Company entered into a non-cancelable operating lease agreement for its United States manufacturing and office facilities, which commenced in December 1999 and expires in December 2009. Under the lease agreement, the Company is responsible for payments of utilities, taxes and insurance.

    Minimum annual rentals payments under operating leases in each of the next five fiscal years and thereafter are as follows (in thousands):

2004....................................        $871
2005....................................         794
2006....................................         773
2007....................................         791
2008....................................         819
Thereafter..............................       1,351

    Rental expense for the years ended May 31, 2003, 2002 and 2001 was approximately $887,000, $943,000 and $977,000, respectively.

    At May 31, 2003, the Company had a $50,000 certificate of deposit held by a financial institution representing a security deposit for its United States manufacturing and office space lease.

8. CAPITAL STOCK:

PREFERRED STOCK:

    The Board of Directors is authorized to determine the rights of the preferred shareholders.

STOCK OPTIONS:

    The Company has reserved 1,502,167 shares of common stock for issuance to employees and consultants under its 1996 stock option plan. The plan provides that qualified options be granted at an exercise price equal to the fair market value at the date of grant, as determined by the Board of Directors (85% of fair market value in the case of non-statutory options and purchase rights and 110% of fair market value in certain circumstances). Options generally expire within seven years from date of grant. Most options become exercisable in increments over a four-year period from the date of grant. Options to purchase approximately 805,883, 601,083 and 376,857 shares were exercisable at May 31, 2003, May 31, 2002 and May 31, 2001, respectively.

    Activity under the Company's stock option plans was as follows (in thousands, except per share data):

                                                    Outstanding Options
                                         ----------------------------------------
                                                                       Weighted
                                                          Number        Average
                                           Available        of         Exercise
                                            Shares        Shares         Price
                                         ------------  ------------  ------------
Balances, May 31, 2000...............         285           979          $5.23

  Additional shares reserved.........         300            --
  Options granted....................        (652)          652          $5.54
  Options terminated.................         275          (275)         $5.86
  Options exercised..................          --          (252)         $4.13
  1986 Plan expiration...............         (96)           --
                                         ------------  ------------  ------------
Balances, May 31, 2001...............         112         1,104          $5.51

  Additional shares reserved.........         300            --
  Options granted....................        (177)          177          $4.46
  Options terminated.................         113          (113)         $6.03
  Options exercised..................          --           (14)         $3.88
                                         ------------  ------------  ------------
Balances, May 31, 2002...............         348         1,154          $5.32

  Additional shares reserved.........          --            --
  Options granted....................        (198)          198          $3.86
  Options terminated.................         138          (138)         $5.56
  Options exercised..................          --            --             --
                                         ------------  ------------  ------------
Balances, May 31, 2003...............         288         1,214          $5.05
                                         ============  ============

    The following table summarizes information with respect to stock options at May 31, 2003:

                             Options Outstanding            Options Exercisable
                     -----------------------------------  -----------------------
                                   Weighted
                        Number      Average    Weighted      Number     Weighted
                     Outstanding   Remaining   Average    Exercisable   Average
      Range of            at      Contractual  Exercise        at       Exercise
  Exercise Prices    May 31, 2003 Life (Years)  Price     May 31, 2003   Price
-------------------- ------------ ----------- ----------  ------------ ----------
 $2.4900 - $2.7000        41,000      6.41      $2.68          14,411     $2.70
 $3.8500 - $4.2625       358,901      3.90      $3.81         220,435     $4.00
 $4.4000 - $4.9500       193,116      5.29      $4.56          81,548     $4.57
 $5.0000 - $6.0000       350,417      2.22      $5.62         283,668     $5.60
 $6.1250 - $6.7500       270,345      2.38      $6.39         205,821     $6.40
                     ------------                         ------------
 $2.4900 - $6.7500     1,213,779      3.38      $5.05         805,883     $5.21
                     ============                         ============

9.  EMPLOYEE BENEFIT PLANS:

EMPLOYEE STOCK BONUS PLAN:

    The Company has a noncontributory, trusteed employee stock bonus plan for full-time employees who have completed three consecutive months of service and for part-time employees who have completed one year of service and have attained an age of 21. The Company can contribute either shares of the Company's stock or cash to the plan. The contribution is determined annually by the Company and cannot exceed 15% of the annual aggregate salaries of those employees eligible for participation in the plan. Individuals' account balances vest at a rate of 25% per year commencing upon completion of three years of service. Non-vested balances, which are forfeited, are allocated to the remaining employees in the plan. Contributions made to the plan during fiscal 2003, 2002 and 2001 were $60,000, $60,000 and $225,000, respectively.

401(K) PLAN:

    The Company maintains a defined contribution savings plan (the "401(k) Plan") to provide retirement income to all qualified employees of the Company. The 401(k) Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan is funded by voluntary pre-tax contributions from employees. Contributions are invested, as directed by the participant, in investment funds available under the 401(k) Plan. The Company is not required to make, and did not make during fiscal 2003, 2002 and 2001, any contributions to the Plan.

EMPLOYEE STOCK PURCHASE PLAN:

    The Company's Board of Directors adopted the 1997 Employee Stock Purchase Plan in June 1997. A total of 300,000 shares of Common Stock have been reserved for issuance under the plan. The plan has consecutive, overlapping, twenty-four month offering periods. Each twenty-four month offering period includes four six month purchase periods. The offering periods generally begin on the first trading day on or after April 1 and October 1 each year, except that the first such offering period commenced with the effectiveness of the Company's initial public offering and ended on the last trading day on or before March 31, 1999. Shares are purchased through employee payroll deductions at exercise prices equal to 85% of the lesser of the fair market value of the Company's Common Stock at either the first day of an offering period or the last day of the purchase period. If a participant's rights to purchase stock under all employee stock purchase plans of the Company accrue at a rate which exceeds $25,000 worth of stock for a calendar year, such participant may not be granted an option to purchase stock under the 1997 Employee Stock Purchase Plan. The maximum number of shares a participant may purchase during a single purchase period is determined by dividing $12,500 by the fair market value of a share of the Company's Common Stock on the first day of the then current offering period. To date, 231,021 shares have been issued under the plan.

10.  STOCKHOLDER RIGHTS PLAN:

    The Company's Board of Directors adopted a Stockholder Rights Plan on March 5, 2001, under which a dividend of one right to purchase one one-thousandth of a share of the Company's Series A Participating Preferred Stock was distributed for each outstanding share of the Company's Common Stock.
The plan entitles each Right holders to purchase 1/1000th of a share of the Company's Series A Participating Preferred Stock at an exercise price of $35.00, subject to adjustment, in certain events, such as a tender offer to acquire 20% or more of the Company's outstanding common stock. Under some circumstances, such as if a person or group acquires 20% or more of the Company's common stock prior to redemption of the Rights, the plan entitles such holders (other than an acquiring party) to purchase the Company's common stock having a market value at that time of twice the Right's exercise price. The Rights expire on April 3, 2010.

11.  INCOME TAXES:

    Domestic and foreign components of pretax income (loss) are as follows (in thousands):

                                            Year Ended May 31,
                                   --------------------------------------
                                        2003         2002         2001
                                   ------------ ------------ ------------
Domestic..........................     $(4,257)     $(2,763)      $3,145
Foreign...........................        (361)      (1,263)        (611)
                                   ------------ ------------ ------------
                                       $(4,618)     $(4,026)      $2,534
                                   ============ ============ ============

    The provision for (benefit from) income taxes consists of the following (in thousands):

                                            Year Ended May 31,
                                   --------------------------------------
                                       2003          2002         2001
                                   ------------ ------------ ------------
Federal income taxes:
  Current.........................       $   --       $ (418)      $  983
  Deferred........................           --        1,331           --
State income taxes:
  Current.........................           20           20           49
  Deferred........................           --          282           --
Foreign income taxes:
  Current.........................          (94)          26           14
                                   ------------ ------------ ------------
                                         $  (74)      $1,241       $1,046
                                   ============ ============ ============

    The Company's effective tax rate differs from the U.S. federal statutory tax rate, as follows:

                                            Year Ended May 31,
                                   --------------------------------------
                                       2003          2002         2001
                                   ------------ ------------ ------------
U.S. Federal statutory tax rate...      (34.0)%      (34.0)%        34.0%
State taxes, net of federal tax
  effect..........................        0.3          0.3           1.3
Other.............................       (1.4)        (0.3)         (2.2)
Foreign losses not currently
  benefited.......................        3.4          7.0           8.2
Change in beginning deferred
  tax assets......................         --         40.1            --
Net operating losses not
  benefited.......................       30.1         17.7            --
                                   ------------ ------------ ------------
Effective tax rate................       (1.6)%       30.8 %        41.3%
                                   ============ ============ ============

    The components of the net deferred tax asset (liability) are as follows (in thousands):

                                                           May 31,
                                                -------------------------
                                                    2003          2002
                                                ------------ ------------
  Net operating losses.....................          $2,325       $3,085
  Credit carryforwards.....................           1,091          902
  Inventory reserves.......................           1,903        1,641
  Reserves and accruals....................           2,533          268
  Other....................................           1,113          941
                                                ------------ ------------
                                                      8,965        6,837

Less: Valuation allowance..................          (8,965)      (6,837)
                                                ------------ ------------
Net deferred tax asset.....................          $   --       $   --
                                                ============ ============

    The Company has established a full valuation allowance against its deferred tax asset due to the uncertainty surrounding the realization of such assets. Management evaluates on a periodic basis the recoverability of the deferred tax assets and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax asset is realizable, the valuation allowance will be reduced.

    At May 31, 2003, the Company has federal and state net operating loss carryforwards of approximately $6,531,000 and $1,086,000, respectively. At May 31, 2003, the Company also has federal and state tax credit carryforwards of approximately $509,000 and $895,000, respectively. These carryforwards will expire commencing in 2012. These carryforwards may be subject to certain limitations on annual utilization in case of a change in ownership, as defined by tax law.

    Foreign net operating loss carryforwards of approximately $5.1 million are available to reduce future foreign taxable income and expire through 2007 if not utilized.

12.  OTHER INCOME (EXPENSE), NET:

    Other income (expense), net comprises the following (in thousands):

                                            Year Ended May 31,
                                   --------------------------------------
                                       2003         2002         2001
                                   ------------ ------------ ------------
Foreign exchange gain (loss)......        $  70         $(23)       $(238)
Loss on impairment of
  an investment ..................         (365)          --           --
Income from equity investment.....           85           46          275
Other, net........................           64          (66)          61
                                   ------------ ------------ ------------
                                          $(146)        $(43)       $  98
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

                                    United                        Adjust-
                                    States     Asia     Europe     ments     Total
                                   --------- --------- --------- --------- ---------
2003:
  Net sales......................   $13,977    $  661    $1,365  $   (911)  $15,092
  Portion of U.S. net sales
    from export sales............     9,885       --        --        --      9,885
  Income (loss) from operations..    (4,445)     (478)       57       142    (4,724)
  Identifiable assets............    36,903       959       773   (10,388)   28,247
  Long-lived assets..............     1,239       259        17       --      1,515

2002:
  Net sales......................   $11,458    $  659    $  930  $   (479)  $12,568
  Portion of U.S. net sales
    from export sales............     6,775       --        --        --      6,775
  Income (loss) from operations..    (3,974)     (737)       49       159    (4,503)
  Identifiable assets............    41,286     1,324       485    (9,277)   33,818
  Long-lived assets..............     2,062       275        19       --      2,356

2001:
  Net sales......................   $28,176    $4,048    $1,730  $ (2,915)  $31,039
  Portion of U.S. net sales
    from export sales............    15,934       --        --        --     15,934
  Income (loss) from operations..     1,864      (410)      (33)       51     1,472
  Identifiable assets............    46,397     2,206       863    (9,874)   39,592
  Long-lived assets..............     1,740       328        35       --      2,103

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

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

    The following table (presented in thousands, except per share data) sets forth selected unaudited consolidated statements of operations data for each of the four quarters of the fiscal years ended May 31, 2003 and May 31, 2002. The unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in the Company's opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period and should be read in conjunction with the audited consolidated financial statements of the Company's and the notes thereto included elsewhere herein.

                                                       Three Months Ended
                                         ------------------------------------------
                                          Aug. 31,   Nov. 30,   Feb. 28,    May 31,
                                            2002       2002       2003       2003
                                         ---------  ---------  ---------  ---------
Net sales...............................   $3,508     $ 2,928    $4,028     $4,628
Gross profit............................   $1,559     $ 1,020    $1,516     $1,643
Net loss................................   $ (887)    $(1,992)   $ (988)    $ (677)
Net loss per share (basic)..............   $(0.12)    $ (0.28)   $(0.14)    $(0.09)
Net loss per share (diluted)............   $(0.12)    $ (0.28)   $(0.14)   $ (0.09)

                                                       Three Months Ended
                                         ------------------------------------------
                                          Aug. 31,   Nov. 30,   Feb. 28,    May 31,
                                            2001       2001       2002       2002
                                         ---------  ---------  ---------  ---------
Net sales...............................   $2,805     $2,822     $3,419    $ 3,522
Gross profit............................   $1,395     $1,421     $1,618    $ 1,646
Net loss................................   $ (634)    $ (774)    $ (737)   $(3,122)
Net loss per share (basic)..............   $(0.09)    $(0.11)    $(0.10)   $ (0.43)
Net loss per share (diluted)............   $(0.09)    $(0.11)    $(0.10)   $ (0.43)

                      AEHR TEST SYSTEMS AND SUBSIDIARIES
                SCHEDULE II  VALUATION AND QUALIFYING ACCOUNTS
                For the Years Ended May 31, 2003, 2002 and 2001
                                (IN THOUSANDS)

                                       Additions
                           Balance at  Charged to               Balance
                           beginning   costs and                 at end
                            of year     expenses   Deductions*  of year
                           ----------  ----------  ----------  ----------
Allowance for doubtful
   accounts receivable:
     May 31, 2003               $ 71        $104        $ 88        $ 87
                           ==========  ==========  ==========  ==========

     May 31, 2002               $135        $109        $173        $ 71
                           ==========  ==========  ==========  ==========

     May 31, 2001               $150        $ --        $ 15        $135
                           ==========  ==========  ==========  ==========

* Deductions include write-offs of uncollectible accounts and collections of amounts previously reserved.

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

Item 14.  Controls and Procedures

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

                                   PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   The following documents are filed as part of this Report:

  1.  Financial Statements

    See Index under Item 8.

  2.  Financial Statement Schedule

      See Index under Item 8.

  3.  Exhibits

      See Item 15(c) below.

(b)   Reports on Form 8-K.

    The Company filed a Form 8-K on November 5, 2002 reporting that a letter to the Company's shareholders of record was sent on or about November 5, 2002. The Company filed a Form 8-K on January 7, 2003 reporting that an investor profile and a product page to investors was distributed during a conference on or about January 7, 2003. The Company filed a Form 8-K on January 24, 2003 reporting that a letter to the Company's shareholders of record was sent on or about January 24, 2003. The Company filed a Form 8-K on April 25, 2003 reporting that a letter to the Company's shareholders of record was sent on or about April 25, 2003.

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

 10.3++     1997 Employee Stock Purchase Plan and form of subscription agreement thereunder.
 10.4++     Form of Indemnification Agreement entered into between Registrant and its directors and executive officers.
 10.5+      Capital Stock Purchase Agreement dated September 11, 1979 between
            Registrant and certain holders of Common Stock.
 10.6+      Capital Stock Investment Agreement dated April 12, 1984 between
            Registrant and certain holders of Common Stock.
 10.7+      Amendment dated September 17, 1985 to Capital Stock Purchase
            Agreement dated April 12, 1984 between Registrant and certain holders of Common Stock.
 10.8+      Amendment dated February 26, 1990 to Capital Stock Purchase
            Agreement dated April 12, 1984 between Registrant and certain holders of Common Stock.
 10.9+      Stock Purchase Agreement dated September 18, 1985 between
            Registrant and certain holders of Common Stock.
 10.10+     Common Stock Purchase Agreement dated February 26, 1990 between
            Registrant and certain holders of Common Stock.
 10.11+     Lease dated May 14, 1991 for facilities located at 1667 Plymouth
            Street, Mountain View, California.
 10.12+++   Lease dated August 3, 1999 for facilities located at Building C,
            400 Kato Terrace, Fremont, California.
 10.13++++  Preferred Shares Rights Agreement dated March 5, 2001.
 10.14+++++ Form of Change of Control Agreement.
 11.1++     Computations of Net Income (Loss) Per Share.
 21.1+      Subsidiaries of the Company.
 23.1       Consent of Independent Accountants.
 24.1       Power of Attorney (see page 50).
 99.2       Certification Statement of Chief Executive Officer pursuant to
            Section 302(a) of the Sarbanes-Oxley Act of 2002.
 99.3       Certification Statement of Chief Financial Officer pursuant to
            Section 302(a) of the Sarbanes-Oxley Act of 2002.
 99.4       Certification of Chief Executive Officer and Chief Financial
            Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated:  August 28, 2003
                                AEHR TEST SYSTEMS

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

        Signature                          Title                     Date
--------------------------  -----------------------------------  ---------------
                             Chief Executive Officer             August 28, 2003
                              and Chairman of the
/s/ RHEA J. POSEDEL           Board of Directors
--------------------------    (Principal Executive Officer)
    Rhea J. Posedel
                             Vice President of Finance           August 28, 2003
                              and Chief Financial Officer
/s/ GARY L. LARSON            (Principal Financial and
--------------------------     Accounting Officer)
    Gary L. Larson


/s/ ROBERT R. ANDERSON       Director                            August 28, 2003
--------------------------
    Robert R. Anderson


/s/ WILLIAM W. R. ELDER      Director                            August 28, 2003
--------------------------
    William W. R. Elder


/s/ MUKESH PATEL             Director                            August 28, 2003
--------------------------
    Mukesh Patel


/s/ MARIO M. ROSATI          Director                            August 28, 2003
--------------------------
    Mario M. Rosati