Form 10-Q
period 2003-08-31
AEHR TEST SYSTEMS
filed 2003-10-14
CIK 1040470

                                    FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 2003.

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

     Number of shares of Common Stock, $0.01 par value, outstanding at September 30, 2003 was 7,185,799.

                                      FORM 10-Q

                       FOR THE QUARTER ENDED AUGUST 31, 2003

                                       INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
               August 31, 2003 and May 31, 2002 . . . . . . . . . . . .   3

          Condensed Consolidated Statements of Operations for the
               three months ended August 31, 2003 and 2002. . . . . . .   4

          Condensed Consolidated Statements of Cash Flows for the
               three months ended August 31, 2003 and 2002. . . . . . .   5

          Notes to Condensed Consolidated Financial Statements. . . . .   6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations. . . . . . . . . . . . . . . .  10

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risks. .  20

ITEM 4.  Controls and Procedures. . . . . . . . . . . . . . . . . . . .  21


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

                            PART I.  FINANCIAL STATEMENTS

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  AEHR TEST SYSTEMS
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except per share data)

                                                   August 31,     May 31,
                                                     2003          2003
                                                 (unaudited)
                                                 -----------  -----------
                        ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . .    $ 6,104      $ 8,362
  Short-term investments. . . . . . . . . . . . .      4,965        2,429
  Accounts receivable . . . . . . . . . . . . . .      3,106        2,889
  Inventories . . . . . . . . . . . . . . . . . .      8,493        9,247
  Prepaid expenses and other. . . . . . . . . . .        494        1,640
                                                 -----------  -----------
    Total current assets  . . . . . . . . . . . .     23,162       24,567

Property and equipment, net . . . . . . . . . . .      1,450        1,515
Long-term investments . . . . . . . . . . . . . .      1,331          607
Goodwill, net . . . . . . . . . . . . . . . . . .        274          274
Other assets, net . . . . . . . . . . . . . . . .      1,264        1,284
                                                 -----------  -----------
    Total assets  . . . . . . . . . . . . . . . .    $27,481      $28,247
                                                 ===========  ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . .    $   751      $   748
  Accrued expenses. . . . . . . . . . . . . . . .      1,843        1,739
  Deferred revenue. . . . . . . . . . . . . . . .        114          106
                                                 -----------  -----------
    Total current liabilities . . . . . . . . . .      2,708        2,593

Deferred revenue. . . . . . . . . . . . . . . . .         30           30
Accrued lease commitment. . . . . . . . . . . . .        289          279
                                                 -----------  -----------
    Total liabilities . . . . . . . . . . . . . .      3,027        2,902
                                                 -----------  -----------
Shareholders' equity:
  Common stock, $.01 par value:
    Issued and outstanding: 7,157 shares and
    7,157 shares at August 31, 2003 and
    May 31, 2003 respectively . . . . . . . . . .         72           72
  Additional paid-in capital. . . . . . . . . . .     36,364       36,364
  Accumulated other comprehensive income. . . . .      1,438        1,521
  Accumulated deficit . . . . . . . . . . . . . .    (13,420)     (12,612)
                                                 -----------  -----------
    Total shareholders' equity  . . . . . . . . .     24,454       25,345
                                                 -----------  -----------
    Total liabilities and shareholders' equity. .    $27,481      $28,247
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

                                   AEHR TEST SYSTEMS
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in thousands, except per share data)
                                      (Unaudited)

                                                 Three Months Ended
                                                     August 31,
                                               ----------------------
                                                   2003        2002
                                               ----------  ----------
Net sales. . . . . . . . . . . . . . . . . . .     $4,169      $3,508
Cost of sales. . . . . . . . . . . . . . . . .      2,543       1,949
                                               ----------  ----------
Gross profit . . . . . . . . . . . . . . . . .      1,626       1,559
                                               ----------  ----------
Operating expenses:
  Selling, general and administrative. . . . .      1,514       1,711
  Research and development . . . . . . . . . .      1,219         961
                                               ----------  ----------
      Total operating expenses . . . . . . . .      2,733       2,672
                                               ----------  ----------
Loss from operations . . . . . . . . . . . . .     (1,107)     (1,113)

Interest income. . . . . . . . . . . . . . . .        236          83
Other income, net  . . . . . . . . . . . . . .         63         104
                                               ----------  ----------
Loss before income taxes . . . . . . . . . . .       (808)       (926)

Income tax benefit . . . . . . . . . . . . . .         --         (39)
                                               ----------  ----------
Net loss . . . . . . . . . . . . . . . . . . .       (808)       (887)
                                               ----------  ----------
Other comprehensive loss, net of tax:
  Foreign currency translation
    adjustments . . . .. . . . . . . . . . . .        (64)        (39)
  Unrealized holding gains (losses) arising
    during period. . . . . . . . . . . . . . .        (19)          1
                                               ----------  ----------
Comprehensive loss . . . . . . . . . . . . . .     $ (891)     $ (925)
                                               ==========  ==========

Net loss per share (basic) . . . . . . . . . .     $(0.11)     $(0.12)
Net loss per share (diluted) . . . . . . . . .     $(0.11)     $(0.12)

Shares used in per share calculation:
  Basic. . . . . . . . . . . . . . . . . . . .      7,157       7,184
  Diluted. . . . . . . . . . . . . . . . . . .      7,157       7,184


                 The accompanying notes are an integral part of these
                      condensed consolidated financial statements.

                                   AEHR TEST SYSTEMS
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (in thousands)
                                      (Unaudited)

                                                     Three Months Ended
                                                         August 31,
                                                   ----------------------
                                                      2003        2002
                                                   ----------  ----------
Cash flows from operating activities:
  Net loss......................................       $ (808)     $ (887)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities:
    Provision for doubtful accounts.............          (13)         30
    Depreciation and amortization...............          110         163
        Changes in operating assets and liabilities:
      Accounts receivable.......................         (228)       (431)
      Inventories...............................          756        (274)
      Accounts payable..........................          (30)       (164)
      Accrued expenses and deferred revenue.....          122        (413)
      Accrued lease commitment..................           10          16
      Other current assets......................        1,145          49
                                                   ----------  ----------
        Net cash provided by (used in)
          operating activities..................        1,064      (1,911)
                                                   ----------  ----------
Cash flows from investing activities:
    Net (increase) decrease in short-
      term investments..........................       (2,536)      3,147
    Net increase in long-term
      investments...............................         (743)       (700)
    Additions to property and equipment.........          (41)         (1)
    (Increase) decrease in other assets.........           22         (19)
                                                   ----------  ----------
        Net cash provided by (used in)
          investing activities..................       (3,298)      2,427
                                                   ----------  ----------
Cash flows from financing activities:
    Repurchase of common stock..................           --          (3)
                                                   ----------  ----------
        Net cash used in
          financing activities..................           --          (3)
                                                   ----------  ----------

Effect of exchange rates on cash................          (24)         22
                                                   ----------  ----------
        Net increase (decrease) in cash and
          cash equivalents......................       (2,258)        535

Cash and cash equivalents, beginning of period..        8,362       7,485
                                                   ----------  ----------
Cash and cash equivalents, end of period........       $6,104      $8,020
                                                   ==========  ==========

                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                               AEHR TEST SYSTEMS
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED AUGUST 31, 2003
                                  (UNAUDITED)


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

        PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Aehr Test Systems and its subsidiaries (collectively, the "Company," "we," "us," and "our"). All significant intercompany balances have been eliminated in consolidation.

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

        UNAUDITED INTERIM FINANCIAL DATA. In the opinion of management, the unaudited condensed consolidated financial statements for the interim periods presented reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the consolidated financial position and results of operations as of and for such periods indicated.
These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2003. Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.


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

    For purposes of pro forma disclosures, the estimated fair value of the stock options and grants under the Company's Employee Stock Purchase Plan are amortized to expense over the vesting period. The Company's pro forma information follows (in thousands, except per share amounts):

                                                Three Months Ended
                                                   August 31,
                                              ---------   ---------
                                                 2003        2002
                                              ---------   ---------
                                                   (unaudited)
Net loss, as reported:......................     $ (808)    $  (887)

Deduct: Total stock-based employee
        compensation expense determined
        under fair value based method
        for all awards, net of related
        tax effects.........................       (156)       (251)
                                              ---------   ---------
Pro forma net loss..........................     $ (964)    $(1,138)
                                              =========   =========
Net loss per share:

Basic, as reported..........................     $(0.11)    $ (0.12)
                                              =========   =========
Basic, pro forma............................     $(0.13)    $ (0.16)
                                              =========   =========
Diluted, as reported........................     $(0.11)    $ (0.12)
                                              =========   =========
Diluted, pro forma..........................     $(0.13)    $ (0.16)
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

    The fair value of each option and stock purchase plan grant has been estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

                                               Three Months Ended
                                                   August 31,
                                              ---------   ---------
                                                 2003        2002
                                              ---------   ---------
Risk-free Interest Rate ....................     2.84%       3.76%
Expected Life...............................    5 years     5 years
Volatility..................................      82%         79%
Dividend Yield..............................      --          --

3.  EARNINGS PER SHARE

        EARNINGS PER SHARE. Earnings per share is computed based on the weighted average number of common and common equivalent shares (common stock options and warrants) outstanding, when dilutive, during each period using the treasury stock method.

                                                      Three Months Ended
                                                          August 31,
                                                    ----------  ----------
                                                       2003        2002
                                                    ----------  ----------
                                           (in thousands, except per share amounts)
                                                          (unaudited)
Net loss available to common shareholders:

Numerator: Net loss................................     $ (808)     $ (887)
                                                    ----------  ----------
Denominator for basic loss per share:
  Weighted-average shares outstanding .............      7,157       7,184
                                                    ----------  ----------
Shares used in basic loss per share calculation....      7,157       7,184

Effect of dilutive securities:
    Employee stock options.........................         --          --
                                                    ----------  ----------
Denominator for diluted loss per share.............      7,157       7,184
                                                    ----------  ----------

Basic loss per share...............................     $(0.11)     $(0.12)
                                                    ==========  ==========
Diluted loss per share.............................     $(0.11)     $(0.12)
                                                    ==========  ==========

    Stock options to purchase 1,309,000 and 1,283,000 shares of common stock were outstanding on August 31, 2003 and August 31, 2002, respectively, but were not included in the computation of diluted loss per share because the inclusion of such shares would be anti-dilutive.


4.  INVENTORIES

Inventories are comprised of the following (in thousands):

                                      August 31,     May 31,
                                         2003         2003
                                     (unaudited)
                                     -----------  -----------
Raw materials and sub-assemblies          $4,228       $3,845
Work in process                            4,014        4,694
Finished goods                               251          708
                                     -----------  -----------
                                          $8,493       $9,247
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

                                            United                        Adjust-
                                            States     Asia     Europe     ments     Total
                                           --------- --------- --------- --------- ---------
Three months ended August 31, 2003:
  Net sales......................            $ 3,603    $  341    $  573   $  (348)  $ 4,169
  Portion of U.S. net sales
    from export sales............              2,529        --        --        --     2,529
  Income (loss) from operations..             (1,122)      (52)       63         4    (1,107)
  Identifiable assets............             35,454       778       936    (9,687)   27,481
  Long-lived assets..............              1,178       259        13        --     1,450

Fiscal year ended May 31, 2003:
  Net sales......................            $13,977    $  661    $ 1,365   $ (911)  $15,092
  Portion of U.S. net sales
    from export sales............              9,885        --        --        --     9,885
  Income (loss) from operations..             (4,445)     (478)       57       142    (4,724)
  Identifiable assets............             36,903       959       773   (10,388)   28,247
  Long-lived assets..............              1,239       259        17        --     1,515

Three months ended August 31, 2002:
  Net sales......................            $ 3,357    $   88    $  242   $  (179)  $ 3,508
  Portion of U.S. net sales
    from export sales............              2,579        --        --        --     2,579
  Income (loss) from operations..               (911)     (165)      (94)       57    (1,113)
  Identifiable assets............             40,497     1,192       473    (9,727)   32,435
  Long-lived assets..............              1,911       280        14        --     2,205

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


6.  GOODWILL

    The Company has adopted the provisions of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," effective June 1, 2002. In accordance with SFAS 142, the Company ceased the amortization of goodwill as of June 1, 2002. Net goodwill at August 31, 2003 and May 31, 2003 was $274,000.

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

                                                 Three months
                                                     ended
                                                 -------------
                                                   August 31,
                                                      2003
                                                 ------------
                                                 (in thousands)
                                                   (unaudited)
Balance at the beginning of the period                   $111
Accruals for warranties issued during the period          124
Accruals related to pre-existing warranties
 (including changes in estimates)                          --
Settlements made during the period
 (in cash or in kind)                                     (94)
                                                  -----------
Balance at the end of the period                         $141
                                                  ===========

8.  RECENT ACCOUNTING PRONOUNCEMENTS

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

    In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51". FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 must be applied for periods after December 15, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial position or results of operations.

    In May 2003, the FASB issued Statement of Financial Accounting Standards No.150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires financial instruments within its scope be classified as a liability (or an asset in some circumstances). Many of those financial instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments created before and still existing as of the issuance of this statement, a cumulative effect of change in accounting principle shall be reported upon implementation in the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's financial position or results of operations.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document.

    This Management's Discussion and Analysis of Financial Condition and Results of Operation and other parts of this Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements typically may be identified by the use of forward-looking words or phrases such as "believe," "expect," "intend," "anticipate," "should," "planned," "estimated," and "potential," among others. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any of these forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for these forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in these forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our businesses include but are not limited to those factors that might be described from time to time in periodic filings with the Securities and Exchange Commission and include those set forth in this Quarterly Report on Form 10-Q as "Factors that May Affect Future Results of Operations," as well as other factors beyond our control.


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

    REVENUE RECOGNITION

    The Company's revenue recognition policy is significant because revenue is a key component of the results of operations. The Company's revenue consists primarily of sales of systems, die carriers, test fixtures, upgrades and spare parts, and revenues from service contracts. The Company recognizes revenue upon shipment and defers recognition of revenue for any amounts subject to acceptance until such acceptance occurs. The amount of revenue deferred is the greater of the fair value of the undelivered element or the contractual agreed to amounts. Royalty revenue related to licensing income from Performance Test Boards ("PTBs") is recognized when paid by the licensee.
This income is recorded in net sales.

    In addition, the Company's revenue recognition policy determines the timing of certain expenses, such as commissions and royalties. The Company follows very specific and detailed guidelines in measuring revenue in accordance with SAB 101; however, certain judgments affect the application of the revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause the operating results to vary significantly from quarter to quarter and could result in future operating losses. The Company's revenue recognition policy is further affected by estimated reductions to revenue for special pricing agreements, price protection, promotions and other volume-based incentives. If market conditions decline, the Company may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue or increase in cost at the time the incentive is offered. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial conditions of the Company's customers deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

    WARRANTY OBLIGATIONS

    The Company records the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. The Company's estimate of warranty reserve is based on management assessment of future warranty obligations and on historical warranty obligations. Should actual product failure rates, material usage or service delivery costs differ from the Company's estimates, revisions to the estimated warranty liability would be required.

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

    INVESTMENT IMPAIRMENT

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

    DEFERRED TAX ASSETS

    The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company determines that it will be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset will increase income in the period such determination is made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset will be charged to income in the period such determination is made.

RESULTS OF OPERATIONS

    The following table sets forth items in the Company's Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated.

                                             Three Months Ended
                                                 August 31,
                                           ---------------------
                                               2003       2002
                                           ---------- ----------
Net sales. . . . . . . . . . . . . . . . .     100.0 %    100.0 %
Cost of sales. . . . . . . . . . . . . . .      61.0       55.6
                                           ---------- ----------
Gross profit . . . . . . . . . . . . . . .      39.0       44.4
                                           ---------- ----------
Operating expenses:
  Selling, general and administrative. . .      36.3       48.8
  Research and development . . . . . . . .      29.2       27.4
                                           ---------- ----------
          Total operating expenses . . . .      65.5       76.2
                                           ---------- ----------
Loss from operations . . . . . . . . . . .     (26.5)     (31.8)

Interest income. . . . . . . . . . . . . .       5.6        2.4
Other income, net. . . . . . . . . . . . .       1.5        3.0
                                           ---------- ----------
Loss before income taxes . . . . . . . . .     (19.4)     (26.4)

Income tax benefit . . . . . . . . . . . .        --       (1.1)
                                           ---------- ----------
Net loss. . . . . . . . . . . .. . . . . .     (19.4)%    (25.3)%
                                           ========== ==========

THREE MONTHS ENDED AUGUST 31, 2003 COMPARED TO THREE MONTHS ENDED AUGUST 31,
2002

    NET SALES. Net sales increased to $4.2 million in the three months ended August 31, 2003 from $3.5 million in the three months ended August 31, 2002, an increase of 18.8%. The increase in net sales resulted primarily from increases in sales of the Company's MTX products of approximately $511,000.

    GROSS PROFIT. Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit was unchanged at $1.6 million in the three months ended August 31, 2003 when compared to the three months ended August 31, 2002. The gross profit margin decreased to 39.0% in the three months ended August 31, 2003 from 44.4% in the three months ended August 31, 2002. The decrease in gross profit margin was primarily the result of certain higher margin system sales recorded in the three months ended August 31, 2002.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related costs of employees, customer support costs, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses decreased to $1.5 million in the three months ended August 31, 2003 from $1.7 million in the three months ended August 31, 2002, a decrease of 11.5%. The decrease in SG&A expenses was primarily due to decreases in commissions accrued to outside sales representatives of approximately $106,000 and the provision for bad debt reserve of approximately $64,000. The Company anticipates that SG&A expenses in the second quarter of fiscal 2004 will be similar to those of the first quarter of fiscal 2004.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses increased to $1.2 million in the three months ended August 31, 2003 from $961,000 in the three months ended August 31, 2002, an increase of 26.8%. The increase in R&D expenses was primarily due to an increase in project material expenses related to the development of the Company's FOX product line. The Company anticipates that R&D expenses in the second quarter of fiscal 2004 may be down somewhat when compared to those of the first quarter of fiscal 2004.

    INTEREST INCOME. Interest income increased to $236,000 in the three months ended August 31, 2003 from $83,000 in the three months ended August 31, 2002, an increase of 184.3%. The increase in interest income was primarily related to interest income received in the first quarter of 2004 in connection with income tax refunds relating to prior years. The Company anticipates that interest income in the second quarter of fiscal 2004 will be approximately $200,000 less than that of the first quarter of fiscal 2004.

    OTHER INCOME (EXPENSE), NET. Other income, net decreased to $63,000 in the three months ended August 31, 2003 from $104,000 in the three months ended August 31, 2002. The decrease in other income, net was primarily due to a decrease in foreign currency exchange gains recorded by the Company and its subsidiaries in the three months ended August 31, 2003, compared with those recorded in the three months ended August 31, 2002.

    INCOME TAX EXPENSE (BENEFIT). Income tax benefit was nil in the three months ended August 31, 2003 and income tax benefit was $39,000 in the three months ended August 31, 2002. The income tax benefit in the three months ended August 31, 2002 was primarily due to the tax benefit recorded by the Company as a result of losses incurred in the Company's German subsidiary.
The Company's U.S. operations and its Japanese subsidiary have experienced significant cumulative losses and thus generated certain net operating losses available to offset future taxes payable in the U.S. and Japan. As a result of the cumulative operating losses in the Company's U.S. operations and its Japanese subsidiary, a valuation allowance was established for the full amount of its U.S. operations and the Japanese subsidiary's net deferred tax assets in the fourth quarter of fiscal 2002. The Company's effective income tax rate did not approximate the statutory tax rates of the jurisdictions in which the Company operates primarily because no tax benefit was recorded for losses in either the Company's U.S. operations or its Japanese subsidiary.


LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was approximately $1.1 million for the three months ended August 31, 2003, and net cash used in operating activities was approximately $1.9 million for the three months ended August 31, 2002. For the three months ended August 31, 2003, net cash provided by operating activities was due primarily to a decrease in other current assets related to the receipt of income tax refunds of $1.2 million. For the three months ended August 31, 2002, net cash used in operating activities was due primarily to the net loss of $887,000, an increase in accounts receivable of $431,000 and a decrease in accrued expenses and deferred revenue of $413,000.

    Net cash used in investing activities was approximately $3.3 million for the three months ended August 31, 2003 and net cash provided by investing activities was approximately $2.4 million for the three months ended August 31, 2002. The cash used in investing activities during the three months ended August 31, 2003 was primarily due to the purchase of short-term and long-term investments. The cash provided by investing activities during the three months ended August 31, 2002 was primarily due to the sale of short-term investments.

    Financing activities neither used nor provided cash in the three months ended August 31, 2003. Financing activities used cash of approximately $3,000 in the three months ended August 31, 2002. Net cash used in financing activities during the three months ended August 31, 2002 was due to the Company's repurchase of 700 of its outstanding common shares at an average price of $3.75 per share.

    As of August 31, 2003, the Company had working capital of $20.5 million, compared with $22.0 million as of May 31, 2003. Working capital consists of cash and cash equivalents, short-term investments, accounts receivable, inventory and other current assets, less current liabilities.

    The Company announced in August 1998 that its board of directors had authorized the repurchase of up to 1,000,000 shares of its outstanding common shares. The Company may repurchase the shares in the open market or in privately negotiated transactions, from time to time, subject to market conditions. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase program may be interrupted or discontinued at any time. Any such repurchase of shares, if consummated, may use a portion of the Company's working capital. As of August 31, 2003, the Company had repurchased 523,700 shares at an average price of $3.95 per share.

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

OFF-BALANCE SHEET ARRANGEMENTS

    The Company has not entered into any off-balance sheet financing arrangements as of August 31, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

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

    In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51". FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 must be applied for periods after December 15, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial position or results of operations.

    In May 2003, the FASB issued Statement of Financial Accounting Standards No.150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires financial instruments within its scope be classified as a liability (or an asset in some circumstances). Many of those financial instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments created before and still existing as of the issuance of this statement, a cumulative effect of change in accounting principle shall be reported upon implementation in the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's financial position or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

    Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements in this Quarterly Report on Form 10-Q. We believe that these risks and uncertainties are the principal material risks facing the Company as of the date of this Form 10-Q. In the future, we may become subject to additional risks that are not currently known to us. If any of these risks actually occur, our business, financial condition and operating results could be seriously harmed. As a result, the trading price of our common stock could decline, and you could lose all or part of the value of your investment.

    FLUCTUATIONS IN OPERATING RESULTS. The Company has experienced and expects to continue to experience significant fluctuations in its quarterly and annual operating results. The Company's future operating results will depend upon a variety of factors, including the timing of significant orders, the mix of products sold, changes in pricing by the Company, its competitors, customers or suppliers, market acceptance of new products and enhanced versions of the Company's products, capital spending patterns by customers, the Company's ability to produce systems and products in volume and meet customer requirements, and the number of products sold under volume purchase arrangements, which tend to have lower selling prices. Accordingly, past performance may not be indicative of future performance.

    DEPENDENCE ON TIMING AND SIZE OF SALES ORDERS AND SHIPMENT. The Company derives a substantial portion of its revenues from the sale of a relatively small number of systems which typically range in purchase price from approximately $200,000 to over $1 million per system. As a result, the loss or deferral of a limited number of system sales could have a material adverse effect on the Company's net sales and operating results in a particular period. A delay or reduction in shipments near the end of a particular quarter, due, for example, to unanticipated shipment reschedulings, customer cancellations or deferrals, customer credit issues, unexpected manufacturing difficulties experienced by the Company, or delays in deliveries by suppliers, could cause net sales in a particular quarter to fall significantly below the Company's expectations.

    RECENT OPERATING LOSSES. The Company incurred loss from operations of $4.7 million, $4.5 million and $5.2 million in fiscal 2003, 2002 and 2000, respectively. The Company reported operating income in fiscal 2001 and from fiscal 1996 to 1998, due to increased net sales that were substantially the result of sales of new products, particularly sales of MTX systems. In fiscal 1998, the Company began to feel an industry slowdown due to uncertainties caused primarily by the financial crisis in Asia and DRAM overcapacity and therefore, recorded operating losses in fiscal 1999 and 2000. Beginning in the second half of fiscal 2001, the Company experienced the result of a sharp and severe industry downturn and recorded an operating losses in fiscal 2002 and 2003. There can be no assurance that the Company's net sales and operating results will not continue to be further impacted by this prolonged downturn in the semiconductor equipment market and global economy. Failure to become profitable may depress the market price of the Company's common stock and its ability to raise capital, if necessary.

    DEPENDENCE ON MARKET ACCEPTANCE OF FOX SYSTEM. One element of the Company's business strategy is to capture an increasing share of the test equipment market through sales of the FOX wafer-level burn-in and test system. The FOX system is newly designed to simultaneously burn-in and functionally test all of the die on a wafer. The market for the FOX systems is in the very early stages of development. The FOX system was introduced in July 2001. The Company's strategy depends, in part, upon its ability to persuade potential customers that the FOX system can successfully contact and functionally test all of the die on a wafer simultaneously, and that this method of testing is cost-effective for the customer. There can be no assurance that the Company's strategy will be successful. The failure of the FOX system to achieve significant market acceptance would have a material adverse effect on the Company's future operating results and long-term prospects. The Company's stock price may also decline.

    DEPENDENCE ON MARKET ACCEPTANCE OF MTX SYSTEM. A principle element of the Company's business strategy is to capture an increasing share of the memory test equipment market through sales of the MTX massively parallel test system. The MTX system is designed to perform both burn-in and many of the final test functions currently performed by high-cost memory testers. The Company's strategy depends, in part, upon its ability to persuade potential customers that the MTX system can successfully perform a significant portion of such final test functions and that transferring such tests to MTX systems will reduce their overall capital and test costs. There can be no assurance that the Company's strategy will be successful. The failure of the MTX system to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and operating results.

    CUSTOMER CONCENTRATION. Sales to the Company's five largest customers accounted for approximately 73.0%, 61.7% and 58.8% of its net sales in fiscal 2003, 2002 and 2001, respectively. Sales to the Company's five largest customers accounted for approximately 74.2% of its net sales in the three months ended August 31, 2003. During fiscal 2003, Texas Instruments Incorporated and First International Computer, Inc. accounted for 45.3% and 10.7% of the Company's net sales, respectively. During fiscal 2002, Texas Instruments, Formosa Advanced Technologies Co. Ltd. and ASE Test, Inc. accounted for 22.3%, 17.1% and 11.1% of the Company's net sales, respectively. During fiscal 2001, Texas Instruments and Formosa Advanced Technologies Co. Ltd. accounted for 25.2% and 12.7% of the Company's net sales, respectively. No other customers represented more than 10% of the Company's net sales for any of such periods. The loss of or reduction or delay in orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect the Company's business, financial condition and operating results.

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

    DEPENDENCE ON INTERNATIONAL SALES AND OPERATIONS. Approximately 73.0%, 62.7% and 60.6% of the Company's net sales for fiscal 2003, 2002 and 2001, respectively, were attributable to sales to customers outside of the United States. A substantial portion of the Company's sales has been in Asia. Turmoil in the Asian financial markets has resulted, and may result in the future, in dramatic currency devaluations, stock market declines, restriction of available credit and general financial weakness. In addition, DRAM prices in Asia have on occasion declined dramatically, and will likely do so again in the future. These developments may affect the Company in several ways. The Company believes that many international semiconductor manufacturers limited their capital spending (including the purchase of MTXs) in fiscal years 2001, 2002 and 2003, and that the uncertainty of the DRAM market may cause some manufacturers in the future to again delay capital spending plans. Such developments could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    INTENSE COMPETITION. In each of the markets it serves, the Company faces competition from established competitors and potential new entrants. New product introductions by the Company's competitors or by new market entrants could cause a decline in sales or loss of market acceptance of the Company's existing products. Increased competitive pressure could also lead to intensified price-based competition, resulting in lower prices that could adversely affect the Company's business, financial condition and operating results. Competing suppliers of burn-in and functional test systems include Japan Engineering Company and Reliability Incorporated. In addition, suppliers of memory test equipment including Advantest Corporation and Teradyne, Inc. may seek to offer competitive parallel test systems in the future. The Company's MAX and ATX monitored and dynamic burn-in systems increasingly have faced and are expected to continue to face severe competition, especially from local, low cost manufacturers and from systems manufacturers that offer higher power dissipation per integrated circuit, or IC. Also, the FOX full wafer contact system is expected to face competition from larger systems manufacturers that have more advanced technological know-how and a broader range of manufacturing resources. The Company's test fixture products face numerous competitors. The Company has granted royalty-bearing licenses to several companies to make PTBs for use with the Company's MTX systems. Sales of PTBs by licensees result in royalties to the Company but reduce the Company's own sales of PTBs.

    CYCLICALITY OF SEMICONDUCTOR INDUSTRY AND CUSTOMER PURCHASES; RISK OF CANCELLATIONS AND RESCHEDULINGS. The semiconductor and semiconductor equipment industries in general, and the market for DRAMs and other memory devices in particular, historically have been highly volatile and have experienced periodic downturns and slowdowns. These downturns and slowdowns have adversely affected the Company's operating results in the past. A large portion of the Company's net sales are attributable to a few customers and therefore a reduction in purchases by one or more customers could materially adversely affect the Company's financial results. Semiconductor equipment companies may experience a significant rate of cancellations and reschedulings of purchase orders, as was the case in the industry in 2001, 2002 and 2003. Future cancellations and reschedulings could adversely affect the Company's business, financial condition and results of operation.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The Company considered the provisions of Financial Reporting Release No. 48 "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity instruments at August 31, 2003.

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

    A majority of the Company's revenue and capital spending is transacted in U.S. Dollars. The Company, however, enters into transactions in other currencies, primarily Japanese Yen. Substantially all sales to Japanese customers are denominated in Yen. Since the price is determined at the time a purchase order is accepted, the Company is exposed to the risks of fluctuations in the Yen-U.S. Dollar exchange rate during the lengthy period from purchase order to ultimate payment. This exchange rate risk is partially offset to the extent that the Company's Japanese subsidiary incurs expenses payable in Yen. To date, the Company has not invested in instruments designed to hedge currency risks. In addition, the Company's Japanese subsidiary typically carries debt or other obligations due to the Company that may be denominated in either Yen or U.S. Dollars. Since the Japanese subsidiary's financial statements are based in Yen and the Company's financial statements are based in U.S. Dollars, the Japanese subsidiary and the Company recognize foreign exchange gain or loss in any period in which the value of the Yen rises or falls in relation to the U.S. Dollar. A 10% decrease in the value of the Yen as compared with the U.S. Dollar would potentially result in an additional net loss of approximately $164,000.

Item 4.  CONTROLS AND PROCEDURES

    Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

    Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                (b)  Report on Form 8-K

    The Company filed a Form 8-K on July 22, 2003 reporting that the Company issued a press release announcing financial results for its fourth quarter and fiscal 2003 on July 22, 2003. The press release included condensed consolidated statements of operations for the three months and fiscal year ended May 31, 2003 and May 31, 2002 and condensed consolidated balance sheets as of May 31, 2003 and May 31, 2002.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Aehr Test Systems
                                                    (Registrant)

Date:     October 14, 2003                     /s/  RHEA J. POSEDEL
                                                  ---------------
                                                  Rhea J. Posedel
                                            Chief Executive Officer and
                                        Chairman of the Board of Directors


Date:     October 14, 2003                     /s/  GARY L. LARSON
                                                  --------------
                                                  Gary L. Larson
                                            Vice President of Finance and
                                               Chief Financial Officer

                                 AEHR TEST SYSTEMS
                                 INDEX TO EXHIBITS


Exhibit No.      Description
----------       ------------

   31.1 Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to
                 Section 302(a) of the Sarbanes-Oxley Act of 2002.

   31.2 Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to
                 Section 302(a) of the Sarbanes-Oxley Act of 2002.


   32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.1 Press Release dated July 22, 2003. (This is incorporated by reference to Exhibit 99.1 to Aehr Test Systems' Form 8-K filed July 22, 2003).