Form 10-Q
period 2003-11-30
AEHR TEST SYSTEMS
filed 2004-01-13
CIK 1040470

                                    FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 2003.

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

     Number of shares of Common Stock, $0.01 par value, outstanding at December 31, 2003 was 7,185,799.

                                      FORM 10-Q

                       FOR THE QUARTER ENDED NOVEMBER 30, 2003

                                       INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
               November 30, 2003 and May 31, 2003 . . . . . . . . . . .   3

          Condensed Consolidated Statements of Operations for the three
               months and six months ended November 30, 2003 and 2002 .   4

          Condensed Consolidated Statements of Cash Flows for the
               six months ended November 30, 2003 and 2002. . . . . . .   5

          Notes to Condensed Consolidated Financial Statements. . . . .   6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations. . . . . . . . . . . . . . . .  10

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risks. .  21

ITEM 4.  Controls and Procedures. . . . . . . . . . . . . . . . . . . .  22


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

                            PART I.  FINANCIAL STATEMENTS

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  AEHR TEST SYSTEMS
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except per share data)

                                                 November 30,     May 31,
                                                     2003          2003
                                                 (unaudited)
                                                 -----------  -----------
                        ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . .    $ 6,370      $ 8,362
  Short-term investments. . . . . . . . . . . . .      5,243        2,429
  Accounts receivable . . . . . . . . . . . . . .      3,280        2,889
  Inventories . . . . . . . . . . . . . . . . . .      7,897        9,247
  Prepaid expenses and other. . . . . . . . . . .        417        1,640
                                                 -----------  -----------
    Total current assets  . . . . . . . . . . . .     23,207       24,567

Property and equipment, net . . . . . . . . . . .      1,395        1,515
Long-term investments . . . . . . . . . . . . . .      1,281          607
Goodwill. . . . . . . . . . . . . . . . . . . . .        274          274
Other assets, net . . . . . . . . . . . . . . . .      1,255        1,284
                                                 -----------  -----------
    Total assets  . . . . . . . . . . . . . . . .    $27,412      $28,247
                                                 ===========  ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . .    $   897      $   748
  Accrued expenses. . . . . . . . . . . . . . . .      2,221        1,739
  Deferred revenue. . . . . . . . . . . . . . . .        455          106
                                                 -----------  -----------
    Total current liabilities . . . . . . . . . .      3,573        2,593

Deferred revenue. . . . . . . . . . . . . . . . .         30           30
Accrued lease commitment. . . . . . . . . . . . .        299          279
                                                 -----------  -----------
    Total liabilities . . . . . . . . . . . . . .      3,902        2,902
                                                 -----------  -----------
Shareholders' equity:
  Common stock, $.01 par value:
    Issued and outstanding: 7,186 shares and
    7,157 shares at November 30, 2003 and
    May 31, 2003 respectively . . . . . . . . . .         72           72
  Additional paid-in capital. . . . . . . . . . .     36,418       36,364
  Accumulated other comprehensive income. . . . .      1,389        1,521
  Accumulated deficit . . . . . . . . . . . . . .    (14,369)     (12,612)
                                                 -----------  -----------
    Total shareholders' equity  . . . . . . . . .     23,510       25,345
                                                 -----------  -----------
    Total liabilities and shareholders' equity. .    $27,412      $28,247
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

                               AEHR TEST SYSTEMS AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (in thousands, except per share data)
                                           (Unaudited)

                                                 Three Months Ended        Six Months Ended
                                                     November 30              November 30
                                               ---------------------     --------------------
                                                  2003         2002         2003        2002
                                               ---------   ---------     ---------   --------
Net sales. . . . . . . . . . . . . . . . . . .    $3,593     $ 2,928      $ 7,762     $ 6,436
Cost of sales. . . . . . . . . . . . . . . . .     2,251       1,908        4,794       3,857
                                               ---------   ---------     --------    --------
Gross profit . . . . . . . . . . . . . . . . .     1,342       1,020        2,968       2,579
                                               ---------   ---------     --------    --------
Operating expenses:
  Selling, general and administrative. . . . .     1,269       1,452        2,783       3,163
  Research and development . . . . . . . . . .     1,139       1,234        2,358       2,195
                                               ---------   ---------     --------    --------
      Total operating expenses . . . . . . . .     2,408       2,686        5,141       5,358
                                               ---------   ---------     --------    --------
Loss from operations . . . . . . . . . . . . .    (1,066)     (1,666)      (2,173)     (2,779)

Interest income  . . . . . . . . . . . . . . .        34          58          270         141
Other income (expense), net. . . . . . . . . .        98        (363)         161        (259)
                                               ---------   ---------     --------    --------
Loss before income taxes . . . . . . . . . . .      (934)     (1,971)      (1,742)     (2,897)

Income tax expense (benefit) . . . . . . . . .        15          21           15         (18)
                                               ---------   ---------     --------    --------
Net loss . . . . . . . . . . . . . . . . . . .    $ (949)    $(1,992)     $(1,757)    $(2,879)
                                               ---------   ---------     --------    --------
Other comprehensive loss, net of tax:
  Foreign currency translation
    adjustments income (expense). . . .. . . .       (58)        43         (122)          4
  Unrealized holding gains (losses) arising
    during period. . . . . . . . . . . . . . .         9          6          (10)          7
                                               ---------   ---------     --------    --------
Comprehensive loss . . . . . . . . . . . . . .    $ (998)    $(1,943)     $(1,889)    $(2,868)
                                               =========   =========     ========    ========

Net loss per share (basic) . . . . . . . . . .    $(0.13)    $ (0.28)     $ (0.25)    $ (0.40)
Net loss per share (diluted) . . . . . . . . .    $(0.13)    $ (0.28)     $ (0.25)    $ (0.40)

Shares used in per share calculation:
  Basic. . . . . . . . . . . . . . . . . . . .     7,181       7,164        7,169       7,174
  Diluted. . . . . . . . . . . . . . . . . . .     7,181       7,164        7,169       7,174


                       The accompanying notes are an integral part of these
                           condensed consolidated financial statements.

                                   AEHR TEST SYSTEMS
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (in thousands)
                                      (Unaudited)

                                                      Six Months Ended
                                                        November 30,
                                                   ----------------------
                                                      2003        2002
                                                   ----------  ----------
Cash flows from operating activities:
  Net loss......................................      $(1,757)    $(2,879)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities:
    Loss on impairment of an investment.........           --         365
    Provision for doubtful accounts.............           (7)        110
    Depreciation and amortization...............          210         323
        Changes in operating assets and liabilities:
      Accounts receivable.......................         (369)       (832)
      Inventories...............................        1,368        (217)
      Accounts payable..........................          (47)       (246)
      Accrued expenses and deferred revenue.....          823        (254)
      Accrued lease commitment..................           20          32
      Other current assets......................        1,225          22
                                                   ----------  ----------
        Net cash provided by (used in)
          operating activities..................        1,466      (3,576)
                                                   ----------  ----------
Cash flows from investing activities:
    Net (increase) decrease in short-
      term investments..........................       (2,814)      3,786
    Net increase in long-term
      investments...............................         (684)       (301)
    Additions to property and equipment.........          (70)        (70)
    (Increase) decrease in other assets.........           37         (85)
                                                   ----------  ----------
        Net cash provided by (used in)
          investing activities..................       (3,531)      3,330
                                                   ----------  ----------
Cash flows from financing activities:
    Proceeds from issuance of common stock
      and exercise of stock options.............           54          50
    Repurchase of common stock..................           --        (156)
                                                   ----------  ----------
        Net cash provided by (used in)
          financing activities..................           54        (106)
                                                   ----------  ----------

Effect of exchange rates on cash................           19          20
                                                   ----------  ----------
        Net decrease in cash and
          cash equivalents......................       (1,992)       (332)

Cash and cash equivalents, beginning of period..        8,362       7,485
                                                   ----------  ----------
Cash and cash equivalents, end of period........      $ 6,370     $ 7,153
                                                   ==========  ==========

                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                               AEHR TEST SYSTEMS
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED NOVEMBER 30, 2003
                                  (UNAUDITED)


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

    For purposes of pro forma disclosures, the estimated fair value of the stock options and grants under the Company's Employee Stock Purchase Plan are amortized to expense over the vesting period. The Company's pro forma information follows (in thousands, except per share amounts):

                                                Three Months Ended       Six Months Ended
                                                   November 30,             November 30,
                                              ---------   ---------    ---------  ---------
                                                 2003        2002         2003       2002
                                              ---------   ---------    ---------  ---------
Net loss, as reported:......................    $  (949)    $(1,992)     $(1,757)   $(2,879)

Deduct: Total stock-based employee
        compensation expense determined
        under fair value based method
        for all awards, net of related
        tax effects.........................       (165)       (149)        (321)      (400)
                                              ---------   ---------    ---------  ---------
Pro forma net loss..........................    $(1,114)    $(2,141)     $(2,078)   $(3,279)
                                              =========   =========    =========  =========
Net loss per share:

Basic, as reported..........................    $ (0.13)    $ (0.28)     $ (0.25)   $ (0.40)
                                              =========   =========    =========  =========
Basic, pro forma............................    $ (0.16)    $ (0.30)     $ (0.29)   $ (0.46)
                                              =========   =========    =========  =========
Diluted, as reported........................    $ (0.13)    $ (0.28)     $ (0.25)   $ (0.40)
                                              =========   =========    =========  =========
Diluted, pro forma..........................    $ (0.16)    $ (0.30)     $ (0.29)   $ (0.46)
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

    The fair value of each option and stock purchase plan grant has been estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

                                          Three Months Ended       Six Months Ended
                                             November 30,             November 30,
                                        ---------   ---------    ---------  ---------
                                           2003        2002         2003       2002
                                        ---------   ---------    ---------  ---------
Risk-free Interest Rate ..............    3.17%       2.98%        3.00%      3.37%
Expected Life.........................   5 years     5 years      5 years    5 years
Volatility............................    0.81        0.79         0.81       0.79
Dividend Yield........................     --          --           --         --

3.  EARNINGS PER SHARE

        EARNINGS PER SHARE. Earnings per share is computed based on the weighted average number of common and common equivalent shares (common stock options and warrants) outstanding, when dilutive, during each period using the treasury stock method.

                                                Three Months Ended       Six Months Ended
                                                   November 30,             November 30,
                                              ---------   ---------    ---------  ---------
                                                 2003        2002         2003       2002
                                              ---------   ---------    ---------  ---------
                                                 (in thousands, except per share amounts)
Net loss available to common shareholders:

Numerator: Net loss.........................     $ (949)    $(1,992)     $(1,757)   $(2,879)
                                              ---------   ---------    ---------  ---------
Denominator for basic net loss per share:
  Weighted-average shares outstanding ......      7,181       7,164        7,169      7,174
                                              ---------   ---------    ---------  ---------
Shares used in basic per share calculation..      7,181       7,164        7,169      7,174

Effect of dilutive securities:
    Employee stock options..................         --          --           --         --
                                              ---------   ---------    ---------  ---------
Denominator for diluted net loss
    per share...............................      7,181       7,164        7,169      7,174
                                              ---------   ---------    ---------  ---------

Basic net loss per share....................     $(0.13)    $ (0.28)     $ (0.25)   $ (0.40)
                                              =========   =========    =========  =========
Diluted net loss per share..................     $(0.13)    $ (0.28)     $ (0.25)   $ (0.40)
                                              =========   =========    =========  =========

    Stock options to purchase 1,335,182 and 1,227,708 shares of common stock were outstanding on November 30, 2003 and November 30, 2002, respectively, but were not included in the computation of diluted loss per share because the inclusion of such shares would be anti-dilutive.


4.  INVENTORIES

Inventories are comprised of the following (in thousands):

                                     November 30,    May 31,
                                         2003         2003
                                     -----------  -----------
Raw materials and sub-assemblies          $3,904       $3,845
Work in process                            3,484        4,694
Finished goods                               509          708
                                     -----------  -----------
                                          $7,897       $9,247
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

                                            United                        Adjust-
                                            States     Asia     Europe     ments     Total
                                           --------- --------- --------- --------- ---------
Three months ended November 30, 2003:
  Net sales......................            $ 2,922    $  273    $  501   $  (103)  $ 3,593
  Portion of U.S. net sales
    from export sales............              2,463        --        --        --     2,463
  Income (loss) from operations..             (1,058)      (65)       57        --    (1,066)
  Identifiable assets............             35,450       896       748    (9,682)   27,412
  Long-lived assets..............              1,113       269        13        --     1,395

Six months ended November 30, 2003:
  Net sales......................            $ 6,525    $  614    $1,074   $  (451)  $ 7,762
  Portion of U.S. net sales
    from export sales............              4,992        --        --        --     4,992
  Income (loss) from operations..             (2,180)     (117)      120         4    (2,173)
  Identifiable assets............             35,450       896       748    (9,682)   27,412
  Long-lived assets..............              1,113       269        13        --     1,395

Fiscal year ended May 31, 2003:
  Net sales......................            $13,977    $  661    $ 1,365   $ (911)  $15,092
  Portion of U.S. net sales
    from export sales............              9,885        --        --        --     9,885
  Income (loss) from operations..             (4,445)     (478)       57       142    (4,724)
  Identifiable assets............             36,903       959       773   (10,388)   28,247
  Long-lived assets..............              1,239       259        17        --     1,515

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


6.  GOODWILL

    The Company has adopted the provisions of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," effective June 1, 2002. In accordance with SFAS 142, the Company ceased the amortization of goodwill as of June 1, 2002. Net goodwill at November 30, 2003 and May 31, 2003 was $274,000.

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


                                                 Three months   Six months
                                                     ended         ended
                                                 --------------------------
                                                      November 30, 2003
                                                 ------------   -----------
                                                        (in thousands)
Balance at the beginning of the period                   $141          $111
Accruals for warranties issued during the period           10           133
Accruals related to pre-existing warranties
 (including changes in estimates)                          --            --
Settlements made during the period
 (in cash or in kind)                                     (39)         (132)
                                                  -----------   -----------
Balance at the end of the period                         $112          $112
                                                  ===========   ===========

8.  RECENT ACCOUNTING PRONOUNCEMENTS

    In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables". EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 are required to be applied to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on the Company's financial position or results of operations.

    In January 2003, the Financial Accounting Standards Board ("FASB")issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51". FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 must be applied for periods after December 15, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial position or results of operations.

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

                                                  Three Months Ended        Six Months Ended
                                                     November 30,             November 30,
                                               ----------------------    --------------------
                                                  2003        2002         2003         2002
                                               ----------  ----------    ---------   ----------
Net sales. . . . . . . . . . . . . . . . . . .      100.0 %     100.0 %      100.0 %    100.0 %
Cost of sales. . . . . . . . . . . . . . . . .       62.6        65.2         61.8       59.9
                                               ----------  ----------    ---------   --------
Gross profit . . . . . . . . . . . . . . . . .       37.4        34.8         38.2       40.1
                                               ----------  ----------    ---------   --------
Operating expenses:
  Selling, general and administrative. . . . .       35.3        49.6         35.8       49.1
  Research and development . . . . . . . . . .       31.7        42.1         30.4       34.1
                                               ----------  ----------    ---------   --------
      Total operating expenses . . . . . . . .       67.0        91.7         66.2       83.2
                                               ----------  ----------    ---------   --------
Loss from operations . . . . . . . . . . . . .      (29.6)      (56.9)       (28.0)     (43.1)

Interest income  . . . . . . . . . . . . . . .        0.9         2.0          3.5        2.2
Other income (expense), net  . . . . . . . . .        2.7       (12.4)         2.1       (4.1)
                                               ----------  ----------    ---------   --------
Loss before income taxes . . . . . . . . . . .      (26.0)      (67.3)       (22.4)     (45.0)

Income tax expense (benefit) . . . . . . . . .        0.4         0.7          0.2       (0.3)
                                               ----------  ----------    ---------   --------
Net loss . . . . . . . . . . . . . . . . . . .      (26.4)%     (68.0)%      (22.6)%    (44.7)%
                                               ==========  ==========    =========   ========

THREE MONTHS ENDED NOVEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2002

    NET SALES. Net sales increased to $3.6 million in the three months ended November 30, 2003 from $2.9 million in the three months ended November 30, 2002, an increase of 22.7%. The increase in net sales resulted primarily from an increase in sales of the Company's MAX products of approximately $1.6 million, partially offset by a decrease in sales of MTX products of approximately $874,000. The Company anticipates that net sales in the third quarter of fiscal 2004 will be similar to the net sales of the second quarter of fiscal 2004.

    GROSS PROFIT. Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit increased to $1.3 million in the three months ended November 30, 2003 from $1.0 million in the three months ended November 30, 2002, an increase of 31.6%. Gross profit margin increased to 37.4% in the three months ended November 30, 2003 from 34.8% in the three months ended November 30, 2002. The increase in gross profit margin was primarily the result of a change in product mix, particularly a decrease in MTX systems sold, resulting in lower material costs as a percentage of net sales, partially offset by an increase in provision for inventory reserves of approximately $139,000.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related costs of employees, customer support costs, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses decreased to $1.3 million in the three months ended November 30, 2003 from $1.5 million in the three months ended November 30, 2002, a decrease of 12.6%. The decrease in SG&A expenses was primarily due to decreases in the product support expenses and the provision for bad debt reserve of approximately $80,000 and $66,000, respectively.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses decreased to $1.1 million in the three months ended November 30, 2003 from $1.2 million in the three months ended November 30, 2002, a decrease of 7.7%. The decrease in R&D expenses was primarily due to a decrease in project material expenses of $204,000 predominantly related to the development of the

Company's FOX product line, partially offset by an increase in outside services of $90,000.

    INTEREST INCOME. Interest income decreased to $34,000 in the three months ended November 30, 2003 from $58,000 in the three months ended November 30, 2002, a decrease of 41.4%. The decrease in interest income was primarily related to a lower average rate of return on investments.

    OTHER INCOME (EXPENSE), NET. Other income, net was $98,000 in the three months ended November 30, 2003, compared with other expense, net of $363,000 in the three months ended November 30, 2002. The increase in other income (expense), net was primarily due to foreign currency exchange gains recorded by the Company and its subsidiaries in the three months ended November 30, 2003, compared with a non-cash impairment charge of $365,000 of an investment to record an other-than-temporary decline in the fair value of the investment in the three months ended November 30, 2002.

    INCOME TAX EXPENSE (BENEFIT). Income tax expense decreased to $15,000 in the three months ended November 30, 2003, from $21,000 in the three months ended November 30, 2002. The income tax expense in the three months ended November 30, 2003 and in the three months ended November 30, 2002 related primarily to the tax expense recorded as a result of income earned in the Company's German subsidiary. The Company's U.S. operations and its Japanese subsidiary have experienced significant cumulative losses and thus generated certain net operating losses available to offset future taxes payable in the U.S. and Japan. As a result of the cumulative operating losses in the Company's U.S. operations and its Japanese subsidiary, a valuation allowance was established for the full amount of its U.S. operations and the Japanese subsidiary's net deferred tax assets in the fourth quarter of fiscal 2002.
The Company's effective income tax rate did not approximate the statutory tax rates of the jurisdictions in which the Company operates primarily because no tax benefit was recorded for losses in either the Company's U.S. operations or its Japanese subsidiary.

SIX MONTHS ENDED NOVEMBER 30, 2003 COMPARED TO SIX MONTHS ENDED NOVEMBER 30,
2002

    NET SALES. Net sales increased to $7.8 million in the six months ended November 30, 2003 from $6.4 million in the six months ended November 30, 2002, an increase of 20.6%. The increase in net sales resulted primarily from an increase in sales of the Company's MAX products.

    GROSS PROFIT. Gross profit increased to $3.0 million in the six months ended November 30, 2003 from $2.6 million in the six months ended November 30, 2002, an increase of 15.1%. The gross profit margin decreased to 38.2% in the six months ended November 30, 2003 from 40.1% in the six months ended November 30, 2002. The decrease in gross profit margin was primarily the result of an increase in provision for inventory reserves of $149,000.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses decreased to $2.8 million in the six months ended November 30, 2003 from $3.2 million in the six months ended November 30, 2002, a decrease of 12.0%. The decrease in SG&A expenses was primarily due to decreases in the provision for bad debt reserve and commissions to outside sales representatives of approximately $129,000 and $116,000, respectively. The decrease in commissions to outside sales representatives in the six months ended November 30, 2003 was primarily due to a lower level of commissionable sales to territories in which sales representatives are utilized.

    RESEARCH AND DEVELOPMENT. R&D expenses increased to $2.4 million in the six months ended November 30, 2003 from $2.2 million in the six months ended November 30, 2002, an increase of 7.4%. The increase in R&D expenses was primarily due to increases in outside services and employment related expenses of approximately $68,000 and $45,000, respectively.

    INTEREST INCOME. Interest income increased to $270,000 in the six months ended November 30, 2003 from $141,000 in the six months ended November 30, 2002, an increase of 91.5%. The increase in interest income was primarily related to interest income received in the first quarter of fiscal 2004 in connection with income tax refunds relating to prior years.

    OTHER INCOME (EXPENSE), NET. Other income, net was $161,000 in the six months ended November 30, 2003, compared with other expense, net of $259,000 in the six months ended November 30, 2002. The increase in other income (expense), net was primarily due to foreign currency exchange gains of $186,000 recorded by the Company and its subsidiaries in the six months ended November 30, 2003, compared with a non-cash impairment charge of $365,000 of an investment to record an other-than-temporary decline in the fair value of the investment in the six months ended November 30, 2002.

    INCOME TAX EXPENSE (BENEFIT). Income tax expense was $15,000 in the six months ended November 30, 2003, compared with income tax benefit of $18,000 in the six months ended November 30, 2002. The income tax expense in the six months ended November 30, 2003 was primarily due to the tax expense recorded as a result of income earned in the Company's German subsidiary. The income tax benefit in the six months ended November 30, 2002 was primarily due to the tax benefit recorded as a result of losses incurred in the Company's German subsidiary. The Company's U.S. operations and its Japanese subsidiary have experienced significant cumulative losses and thus generated certain net operating losses available to offset future taxes payable in the U.S. and Japan. As a result of the cumulative operating losses in the Company's U.S. operations and its Japanese subsidiary, a valuation allowance was established for the full amount of its U.S. operations and the Japanese subsidiary's net deferred tax assets in the fourth quarter of fiscal 2002. The Company's effective income tax rate did not approximate the statutory tax rates of the jurisdictions in which the Company operates primarily because no tax benefit is being recorded for losses in either the Company's U.S. operations or its Japanese subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was approximately $1.5 million for the six months ended November 30, 2003, and net cash used in operating activities was approximately $3.6 million for the six months ended November 30, 2002. For the six months ended November 30, 2003, net cash provided by operating activities was due primarily to decreases in inventories of $1.4 million and other current assets related to the receipt of income tax refunds of $1.2 million, partially offset by the net loss of $1.8 million. For the six months ended November 30, 2002, net cash used in operating activities was due primarily to the net loss of $2.9 million and an increase in accounts receivable of $832,000.

    Net cash used in investing activities was approximately $3.5 million for the six months ended November 30, 2003 and net cash provided by investing activities was approximately $3.3 million for the six months ended November 30, 2002. The cash used in investing activities during the six months ended November 30, 2003 was primarily due to the purchase of short-term and long-term investments. Cash provided by investing activities during the six months ended November 30, 2002 was primarily due to the sale of short-term investments.

    Financing activities provided cash of approximately $54,000 in the six months ended November 30, 2003. Financing activities used cash of approximately $106,000 in the six months ended November 30, 2002. Net cash provided by financing activities during the six months ended November 30, 2003 was due to the proceeds from issuance of common stock and exercise of stock options. Net cash used in financing activities during the six months ended November 30, 2002 was primarily due to the Company's repurchase of its outstanding common shares in accordance with a share repurchase program announced in 1998, as described below.

    As of November 30, 2003, the Company had working capital of $19.6 million, compared with $22.0 million as of May 31, 2003. Working capital consists of cash and cash equivalents, short-term investments, accounts receivable, inventory and other current assets, less current liabilities.

    The Company announced in August 1998 that its board of directors had authorized the repurchase of up to 1,000,000 shares of its outstanding common shares. The Company may repurchase the shares in the open market or in privately negotiated transactions, from time to time, subject to market conditions. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase program may be interrupted or discontinued at any time. Any such repurchase of shares, if consummated, may use a portion of the Company's working capital. As of November 30, 2003, the Company had repurchased 523,700 shares at an average price of $3.95 per share.

    From time to time, the Company evaluates potential acquisitions of businesses, products or technologies that complement the Company's business. Any such transactions, if consummated, may use a portion of the Company's working capital or require the issuance of equity. The Company has no present understandings, commitments or agreements with respect to any material acquisitions.

    There have been no material changes in the composition, magnitude or other key characteristics of the Company's contractual obligations or other commitments as disclosed in the Company's Form 10-K for the year ended May 31, 2003.

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

OFF-BALANCE SHEET ARRANGEMENTS

    The Company has not entered into any off-balance sheet financing arrangements as of November 30, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

    In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables". EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 are required to be applied to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on the Company's financial position or results of operations.

    In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51". FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 must be applied for periods after December 15, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial position or results of operations.

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

    RECENT OPERATING LOSSES. The Company incurred loss from operations of $4.7 million, $4.5 million and $5.2 million in fiscal 2003, 2002 and 2000, respectively. The Company reported operating income in fiscal 2001 and from fiscal 1996 to 1998, due to increased net sales that were substantially the result of sales of new products, particularly sales of MTX systems. In fiscal 1998, the Company began to feel an industry slowdown due to uncertainties caused primarily by the financial crisis in Asia and DRAM overcapacity and therefore, recorded operating losses in fiscal 1999 and 2000. Beginning in the second half of fiscal 2001, the Company experienced the result of a sharp and severe industry downturn and recorded operating losses in both fiscal 2002 and 2003. There can be no assurance that the Company's net sales and operating results will not continue to be further impacted by this prolonged downturn in the semiconductor equipment market and global economy. Failure to become profitable may depress the market price of the Company's common stock and its ability to raise capital, if necessary.

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

    CUSTOMER CONCENTRATION. Sales to the Company's five largest customers accounted for approximately 73.0%, 61.7% and 58.8% of its net sales in fiscal 2003, 2002 and 2001, respectively. Sales to the Company's five largest customers accounted for approximately 77.4% of its net sales in the six months ended November 30, 2003. During fiscal 2003, Texas Instruments Incorporated and First International Computer, Inc. accounted for 45.3% and 10.7% of the Company's net sales, respectively. During fiscal 2002, Texas Instruments, Formosa Advanced Technologies Co. Ltd. and ASE Test, Inc. accounted for 22.3%, 17.1% and 11.1% of the Company's net sales, respectively. During fiscal 2001, Texas Instruments and Formosa Advanced Technologies Co. Ltd. accounted for 25.2% and 12.7% of the Company's net sales, respectively. No other customers represented more than 10% of the Company's net sales for any of such periods. The loss of or reduction or delay in orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect the Company's business, financial condition and operating results.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The Company considered the provisions of Financial Reporting Release No. 48 "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity instruments at November 30, 2003.

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

    A majority of the Company's revenue and capital spending is transacted in U.S. Dollars. The Company, however, enters into transactions in other currencies, primarily Japanese Yen. Substantially all sales to Japanese customers are denominated in Yen. Since the price is determined at the time a purchase order is accepted, the Company is exposed to the risks of fluctuations in the Yen-U.S. Dollar exchange rate during the lengthy period from purchase order to ultimate payment. This exchange rate risk is partially offset to the extent that the Company's Japanese subsidiary incurs expenses payable in Yen. To date, the Company has not invested in instruments designed to hedge currency risks. In addition, the Company's Japanese subsidiary typically carries debt or other obligations due to the Company that may be denominated in either Yen or U.S. Dollars. Since the Japanese subsidiary's financial statements are based in Yen and the Company's financial statements are based in U.S. Dollars, the Japanese subsidiary and the Company recognize foreign exchange gain or loss in any period in which the value of the Yen rises or falls in relation to the U.S. Dollar. A 10% decrease in the value of the Yen as compared with the U.S. Dollar would potentially result in an additional net loss of approximately $191,000.

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

    None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held an Annual Meeting of Shareholders on October 15, 2003 (the "Annual Meeting"). There were issued and outstanding on September 4, 2003, the record date, 7,157,386 shares of Common Stock. There were present at the Annual Meeting in person and by proxy Shareholders of the Company who were holders of 6,889,467 shares of Common Stock entitled to vote thereat, constituting a quorum. At the Annual Meeting, the following votes were cast for the proposals indicated:

Proposal One:  Election of Directors of the Company.

      NOMINEE          VOTES FOR     VOTES WITHHELD     BROKER NON-VOTES
------------------     ---------     --------------     ----------------
Rhea J. Posedel        5,289,202        1,600,265              --
Robert R. Anderson     6,488,927          400,540              --
William W.R. Elder     6,488,927          400,540              --
Mukesh Patel           6,488,927          400,540              --
Mario M. Rosati        5,286,481        1,602,986              --

Proposal Two: Amendment to the Company's 1996 Stock Option Plan to increase the number of shares reserved for issuance thereunder by 400,000 shares, to a new total of 1,950,000 shares.

                        VOTES
                      ---------
FOR                   3,175,873
AGAINST               2,344,236
ABSTAIN                   3,100
BROKER NON-VOTES             --

Proposal Three: Amendment to the Company's 1997 Employee Stock Purchase Plan to increase the number of shares reserved for issuance thereunder by 100,000 shares, to a new total of 400,000 shares.

                        VOTES
                      ---------
FOR                   5,483,601
AGAINST                  36,508
ABSTAIN                   3,100
BROKER NON-VOTES             --

Proposal Four: Ratify the selection of PricewaterhouseCoopers LLP as the Company's independent auditors of the Company for the fiscal year ending May 31, 2004.

                        VOTES
                      ---------
FOR                   6,886,765
AGAINST                   2,000
ABSTAIN                     202
BROKER NON-VOTES             --

Item 5.  OTHER INFORMATION

    None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                (a)  Exhibits

    The Exhibits listed on the accompanying "Index to Exhibits" are filed as part hereof, or incorporated by reference into, the report.

                (b)  Report on Form 8-K

    On September 24, 2003, the Company furnished a current report on Form 8-K, attaching a press release announcing financial results for the first quarter ended August 31, 2003 and certain other information. The Form 8-K included the Company's unaudited financial statements for the first quarter ended August 31, 2003.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Aehr Test Systems
                                                    (Registrant)

Date:     January 13, 2004                     /s/  RHEA J. POSEDEL
                                                  ---------------
                                                  Rhea J. Posedel
                                            Chief Executive Officer and
                                        Chairman of the Board of Directors


Date:     January 13, 2004                     /s/  GARY L. LARSON
                                                  --------------
                                                  Gary L. Larson
                                            Vice President of Finance and
                                               Chief Financial Officer

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

   99.1 Press Release dated September 24, 2003. (This is incorporated by reference to Exhibit 99.1 to Aehr Test Systems' Form 8-K filed September 24, 2003).