Form 10-Q
period 2004-04-13
AEHR TEST SYSTEMS
filed 2004-04-13
CIK 1040470

                                    FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 29, 2004.

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

     Number of shares of Common Stock, $0.01 par value, outstanding at March 31, 2004 was 7,389,847.

                                      FORM 10-Q

                       FOR THE QUARTER ENDED FEBRUARY 29, 2004

                                       INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
               February 29, 2004 and May 31, 2003 . . . . . . . . . . .   3

          Condensed Consolidated Statements of Operations for the three months and nine months ended February 29, 2004
               and February 28, 2003 . . . . . . . . . . . . . . . .  .   4

          Condensed Consolidated Statements of Cash Flows for the
               nine months ended February 29, 2004
               and February 28, 2003. . . . . . . . . . . . . . . . . .   5

          Notes to Condensed Consolidated Financial Statements. . . . .   6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations. . . . . . . . . . . . . . . .  10

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risks. .  21

ITEM 4.  Controls and Procedures. . . . . . . . . . . . . . . . . . . .  22


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

                            PART I.  FINANCIAL STATEMENTS

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  AEHR TEST SYSTEMS
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except per share data)

                                                 February 29,     May 31,
                                                     2004          2003
                                                 (unaudited)
                                                 -----------  -----------
                        ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . .    $ 6,710      $ 8,362
  Short-term investments. . . . . . . . . . . . .      5,611        2,429
  Accounts receivable . . . . . . . . . . . . . .      1,467        2,889
  Inventories . . . . . . . . . . . . . . . . . .      8,307        9,247
  Prepaid expenses and other. . . . . . . . . . .        466        1,640
                                                 -----------  -----------
    Total current assets  . . . . . . . . . . . .     22,561       24,567

Property and equipment, net . . . . . . . . . . .      1,337        1,515
Long-term investments . . . . . . . . . . . . . .        822          607
Goodwill. . . . . . . . . . . . . . . . . . . . .        274          274
Other assets, net . . . . . . . . . . . . . . . .      1,255        1,284
                                                 -----------  -----------
    Total assets  . . . . . . . . . . . . . . . .    $26,249      $28,247
                                                 ===========  ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . .    $   819      $   748
  Accrued expenses. . . . . . . . . . . . . . . .      2,104        1,739
  Deferred revenue. . . . . . . . . . . . . . . .        330          106
                                                 -----------  -----------
    Total current liabilities . . . . . . . . . .      3,253        2,593

Deferred revenue. . . . . . . . . . . . . . . . .         30           30
Accrued lease commitment. . . . . . . . . . . . .        303          279
                                                 -----------  -----------
    Total liabilities . . . . . . . . . . . . . .      3,586        2,902
                                                 -----------  -----------
Shareholders' equity:
  Common stock, $.01 par value:
    Issued and outstanding: 7,363 shares and
    7,157 shares at February 29, 2004 and
    May 31, 2003, respectively. . . . . . . . . .         74           72
  Additional paid-in capital. . . . . . . . . . .     37,268       36,364
  Accumulated other comprehensive income. . . . .      1,407        1,521
  Accumulated deficit . . . . . . . . . . . . . .    (16,086)     (12,612)
                                                 -----------  -----------
    Total shareholders' equity  . . . . . . . . .     22,663       25,345
                                                 -----------  -----------
    Total liabilities and shareholders' equity. .    $26,249      $28,247
                                                 ===========  ===========

                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                               AEHR TEST SYSTEMS AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (in thousands, except per share data)
                                           (Unaudited)

                                                 Three Months Ended        Nine Months Ended
                                               ----------------------    --------------------
                                              February 29, February 28, February 29, February 28,
                                                  2004        2003         2004         2003
                                               ----------  ----------    ---------   --------
Net sales. . . . . . . . . . . . . . . . . . .   $ 2,166     $ 4,028      $ 9,928     $10,464
Cost of sales. . . . . . . . . . . . . . . . .     1,356       2,512        6,150       6,369
                                               ---------   ---------     --------    --------
Gross profit . . . . . . . . . . . . . . . . .       810       1,516        3,778       4,095
                                               ---------   ---------     --------    --------
Operating expenses:
  Selling, general and administrative. . . . .     1,414       1,497        4,197       4,660
  Research and development . . . . . . . . . .     1,134       1,100        3,492       3,295
                                               ---------   ---------     --------    --------
      Total operating expenses . . . . . . . .     2,548       2,597        7,689       7,955
                                               ---------   ---------     --------    --------
Loss from operations . . . . . . . . . . . . .    (1,738)     (1,081)      (3,911)     (3,860)

Interest income  . . . . . . . . . . . . . . .        36          44          306         185
Other income (expense), net. . . . . . . . . .        13          99          174        (160)
                                               ---------   ---------     --------    --------
Loss before income taxes . . . . . . . . . . .    (1,689)       (938)      (3,431)     (3,835)

Income tax expense . . . . . . . . . . . . . .        28          50           43          32
                                               ---------   ---------     --------    --------
Net loss . . . . . . . . . . . . . . . . . . .   $(1,717)    $  (988)     $(3,474)    $(3,867)
                                               ---------   ---------     --------    --------
Other comprehensive loss, net of tax:
  Foreign currency translation
    adjustments income (expense). . . .. . . .         8         (25)        (114)        (21)
  Unrealized holding gains (losses) arising
    during period. . . . . . . . . . . . . . .        10          (5)          --           2
                                               ---------   ---------     --------    --------
Comprehensive loss . . . . . . . . . . . . . .   $(1,699)    $(1,018)     $(3,588)    $(3,886)
                                               =========   =========     ========    ========

Net loss per share (basic) . . . . . . . . . .   $ (0.24)    $ (0.14)     $ (0.48)    $ (0.54)
Net loss per share (diluted) . . . . . . . . .   $ (0.24)    $ (0.14)     $ (0.48)    $ (0.54)

Shares used in per share calculation:
  Basic. . . . . . . . . . . . . . . . . . . .     7,270       7,137        7,203       7,162
  Diluted. . . . . . . . . . . . . . . . . . .     7,270       7,137        7,203       7,162


                       The accompanying notes are an integral part of these
                           condensed consolidated financial statements.

                                   AEHR TEST SYSTEMS
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (in thousands)
                                      (Unaudited)

                                                      Nine Months Ended
                                                   ----------------------
                                                  February 29, February 28,
                                                      2004        2003
                                                   ----------  ----------
Cash flows from operating activities:
  Net loss......................................      $(3,474)    $(3,867)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities:
    Loss on impairment of an investment.........           --         365
    Provision for doubtful accounts.............          (35)         68
    Gain on disposition of fixed assets.........           (3)         (1)
    Depreciation and amortization...............          305         482
        Changes in operating assets and liabilities:
      Accounts receivable.......................        1,499      (2,462)
      Inventories...............................          966        (289)
      Accounts payable..........................         (171)        187
      Accrued expenses and deferred revenue.....          565        (357)
      Accrued lease commitment..................           24          42
      Other assets..............................           --          (7)
      Other current assets......................        1,176         119
                                                   ----------  ----------
        Net cash provided by (used in)
          operating activities..................          852      (5,720)
                                                   ----------  ----------
Cash flows from investing activities:
    Net (increase) decrease in short-
      term investments..........................       (3,182)      5,372
    Net increase in long-term
      investments...............................         (215)       (418)
    Additions to property and equipment.........         (103)       (208)
    (Increase) decrease in other assets.........           37         (78)
                                                   ----------  ----------
        Net cash provided by (used in)
          investing activities..................       (3,463)      4,668
                                                   ----------  ----------
Cash flows from financing activities:
    Proceeds from issuance of common stock
      and exercise of stock options.............          906         110
    Repurchase of common stock..................           --        (165)
                                                   ----------  ----------
        Net cash provided by (used in)
          financing activities..................          906         (55)
                                                   ----------  ----------

Effect of exchange rates on cash................           53          33
                                                   ----------  ----------
        Net decrease in cash and
          cash equivalents......................       (1,652)     (1,074)

Cash and cash equivalents, beginning of period..        8,362       7,485
                                                   ----------  ----------
Cash and cash equivalents, end of period........      $ 6,710     $ 6,411
                                                   ==========  ==========

                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                               AEHR TEST SYSTEMS
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED FEBRUARY 29, 2004
                                  (UNAUDITED)


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

    For purposes of pro forma disclosures, the estimated fair value of the stock options and grants under the Company's Employee Stock Purchase Plan are amortized to expense over the vesting period. The Company's pro forma information follows (in thousands, except per share amounts):

                                                  Three Months Ended        Nine Months Ended
                                               ----------------------    ----------------------
                                             February 29, February 28, February 29,  February 28,
                                                 2004         2003         2004          2003
                                               ----------  ----------    ----------  ----------
Net loss, as reported:......................    $(1,717)    $  (988)      $(3,474)    $(3,867)

Deduct: Total stock-based employee
        compensation expense determined
        under fair value based method
        for all awards, net of related
        tax effects.........................        (87)       (231)         (408)       (631)
                                              ---------   ---------     ---------   ---------
Pro forma net loss..........................    $(1,804)    $(1,219)      $(3,882)    $(4,498)
                                              =========   =========     =========   =========
Net loss per share:

Basic, as reported..........................    $ (0.24)    $ (0.14)      $ (0.48)    $ (0.54)
                                              =========   =========     =========   =========
Basic, pro forma............................    $ (0.25)    $ (0.17)      $ (0.54)    $ (0.63)
                                              =========   =========     =========   =========
Diluted, as reported........................    $ (0.24)    $ (0.14)      $ (0.48)    $ (0.54)
                                              =========   =========     =========   =========
Diluted, pro forma..........................    $ (0.25)    $ (0.17)      $ (0.54)    $ (0.63)
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

    The fair value of each option and stock purchase plan grant has been estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

                                                  Three Months Ended        Nine Months Ended
                                               ----------------------    ----------------------
                                             February 29, February 28, February 29,  February 28,
                                                 2004         2003         2004          2003
                                               ----------  ----------    ----------  ----------
Risk-free Interest Rate ..............           3.15%       2.99%         3.04%       3.25%
Expected Life.........................          5 years     5 years       5 years     5 years
Volatility............................           0.81        0.79          0.81        0.79
Dividend Yield........................            --          --            --          --

3.  EARNINGS PER SHARE

        EARNINGS PER SHARE. Earnings per share is computed based on the weighted average number of common and common equivalent shares (common stock options and warrants) outstanding, when dilutive, during each period using the treasury stock method.

                                                  Three Months Ended        Nine Months Ended
                                               ----------------------    ----------------------
                                             February 29, February 28, February 29,  February 28,
                                                 2004         2003         2004          2003
                                               ----------  ----------    ----------  ----------
                                                   (in thousands, except per share amounts)
Net loss available to common shareholders:

Numerator: Net loss.........................      $(1,717)    $  (988)     $(3,474)   $(3,867)
                                                ---------   ---------    ---------  ---------
Denominator for basic net loss per share:
  Weighted-average shares outstanding ......        7,270       7,137        7,203      7,162
                                                ---------   ---------    ---------  ---------
Shares used in basic per share calculation..        7,270       7,137        7,203      7,162

Effect of dilutive securities:
    Employee stock options..................           --          --           --         --
                                                ---------   ---------    ---------  ---------
Denominator for diluted net loss
    per share...............................        7,270       7,137        7,203      7,162
                                                ---------   ---------    ---------  ---------

Basic net loss per share....................       $(0.24)    $ (0.14)     $ (0.48)   $ (0.54)
                                                =========   =========    =========  =========
Diluted net loss per share..................       $(0.24)    $ (0.14)     $ (0.48)   $ (0.54)
                                                =========   =========    =========  =========

    Stock options to purchase 1,117,092 and 1,214,779 shares of common stock were outstanding on February 29, 2004 and February 28, 2003, respectively, but were not included in the computation of diluted loss per share because the inclusion of such shares would be anti-dilutive.


4.  INVENTORIES

Inventories are comprised of the following (in thousands):

                                     February 29,    May 31,
                                         2004         2003
                                     -----------  -----------
Raw materials and sub-assemblies          $3,509       $3,845
Work in process                            4,617        4,694
Finished goods                               181          708
                                     -----------  -----------
                                          $8,307       $9,247
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

                                            United                        Adjust-
                                            States     Asia     Europe     ments     Total
                                           --------- --------- --------- --------- ---------
Three months ended February 29, 2004:
  Net sales......................            $ 2,007    $  223    $  568   $  (632)  $ 2,166
  Portion of U.S. net sales
    from export sales............              1,538        --        --        --     1,538
  Income (loss) from operations..             (1,661)      (84)       27       (20)   (1,738)
  Identifiable assets............             34,020     1,144     1,249   (10,164)   26,249
  Long-lived assets..............              1,057       269        11        --     1,337

Nine months ended February 29, 2004:
  Net sales......................            $ 8,532    $  837    $1,642   $(1,083)  $ 9,928
  Portion of U.S. net sales
    from export sales............              6,530        --        --        --     6,530
  Income (loss) from operations..             (3,841)     (201)      147       (16)   (3,911)
  Identifiable assets............             34,020     1,144     1,249   (10,164)   26,249
  Long-lived assets..............              1,057       269        11        --     1,337

Three months ended February 28, 2003:
  Net sales......................            $ 3,667    $  171    $  508   $  (318)  $ 4,028
  Portion of U.S. net sales
    from export sales............              3,110        --        --        --     3,110
  Income (loss) from operations..             (1,067)     (134)      113         7    (1,081)
  Identifiable assets............             38,265       982       752   (10,109)   29,890
  Long-lived assets..............              1,290       262        18        --     1,570

Nine months ended February 28, 2003:
  Net sales......................            $ 9,660    $  399    $ 1,159   $ (754)  $10,464
  Portion of U.S. net sales
    from export sales............              7,929        --        --        --     7,929
  Income (loss) from operations..             (3,638)     (416)       66       128    (3,860)
  Identifiable assets............             38,265       982       752   (10,109)   29,890
  Long-lived assets..............              1,290       262        18        --     1,570


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


6.  GOODWILL

    The Company has adopted the provisions of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," effective June 1, 2002. In accordance with SFAS 142, the Company ceased the amortization of goodwill as of June 1, 2002. Net goodwill at February 29, 2004 and May 31, 2003 was $274,000.

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

    Following is a summary of changes in the Company's liability for product warranties during the three and nine months ended February 29, 2004:

                                                 Three months   Nine months
                                                     ended         ended
                                                 --------------------------
                                                      February 29, 2004
                                                 ------------   -----------
                                                        (in thousands)
Balance at the beginning of the period                   $112          $111
Accruals for warranties issued during the period           19           152
Accruals related to pre-existing warranties
 (including changes in estimates)                          --            --
Settlements made during the period
 (in cash or in kind)                                     (14)         (146)
                                                  -----------   -----------
Balance at the end of the period                         $117          $117
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

    In May 2003, the FASB issued Statement of Financial Accounting Standards No.150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires financial instruments within its scope be classified as a liability (or an asset in some circumstances). Many of those financial instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments created before and still existing as of the issuance of this statement, a cumulative effect of change in accounting principle was required to be reported upon implementation in the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's financial position or results of operations.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Condensed

Consolidated Financial Statements and the related notes that appear elsewhere in this document.

    This Management's Discussion and Analysis of Financial Condition and Results of Operation and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. These statements typically may be identified by the use of forward-looking words or phrases such as "believe," "expect," "intend," "anticipate," "should," "planned," "estimated," and "potential," among others. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any of these forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for these forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in these forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our businesses include but are not limited to those factors that might be described from time to time in periodic filings with the Securities and Exchange Commission and include those set forth in this Quarterly Report on Form 10-Q as "Factors that May Affect Future Results of Operations," as well as other factors beyond our control.


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

    REVENUE RECOGNITION

    The Company's revenue recognition policy is significant because revenue is a key component of the results of operations. The Company's revenue consists primarily of sales of systems, die carriers, test fixtures, upgrades and spare parts, and revenues from service contracts. The Company recognizes revenue upon shipment and defers recognition of revenue for any amounts subject to acceptance until such acceptance occurs. The amount of revenue deferred represents the fair value of any undelivered elements. Royalty revenue related to licensing income from Performance Test Boards ("PTBs") is recognized when paid by the licensee. This income is recorded in net sales.

    In addition, the Company's revenue recognition policy determines the timing of certain expenses, such as commissions and royalties. The Company follows very specific and detailed guidelines in measuring revenue in accordance with SAB 104; however, certain judgments affect the application of the revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause the operating results to vary significantly from quarter to quarter and could result in future operating losses. The Company's revenue recognition policy is further affected by estimated reductions to revenue for special pricing agreements, price protection, promotions and other volume-based incentives. If market conditions decline, the Company may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue or increase in cost at the time the incentive is offered. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial conditions of the Company's customers deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

    WARRANTY OBLIGATIONS

    The Company records the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. The Company's estimate of warranty reserve is based on management's assessment of future warranty obligations and on historical warranty obligations. Should actual product failure rates, material usage or service delivery costs differ from the Company's estimates, revisions to the estimated warranty liability would be required.

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


                                                Three Months Ended        Nine Months Ended
                                              ----------------------    ----------------------
                                             February 29, February 28, February 29, February 28,
                                                 2004         2003         2004          2003
                                              ----------  ----------    ----------  ----------
Net sales. . . . . . . . . . . . . . . . . . .     100.0 %     100.0 %      100.0 %    100.0 %
Cost of sales. . . . . . . . . . . . . . . . .      62.6        62.4         61.9       60.9
                                              ----------  ----------    ---------   --------
Gross profit . . . . . . . . . . . . . . . . .      37.4        37.6         38.1       39.1
                                              ----------  ----------    ---------   --------
Operating expenses:
  Selling, general and administrative. . . . .      65.3        37.2         42.3       44.5
  Research and development . . . . . . . . . .      52.4        27.3         35.2       31.5
                                              ----------  ----------    ---------   --------
      Total operating expenses . . . . . . . .     117.7        64.5         77.5       76.0
                                              ----------  ----------    ---------   --------
Loss from operations . . . . . . . . . . . . .     (80.3)      (26.9)       (39.4)     (36.9)

Interest income  . . . . . . . . . . . . . . .       1.7         1.1          3.1        1.7
Other income (expense), net  . . . . . . . . .       0.6         2.5          1.7       (1.5)
                                              ----------  ----------    ---------   --------
Loss before income taxes . . . . . . . . . . .     (78.0)      (23.3)       (34.6)     (36.7)

Income tax expense . . . . . . . . . . . . . .       1.3         1.2          0.4        0.3
                                              ----------  ----------    ---------   --------
Net loss . . . . . . . . . . . . . . . . . . .     (79.3)%     (24.5)%      (35.0)%    (37.0)%
                                              ==========  ==========    =========   ========

THREE MONTHS ENDED FEBRUARY 29, 2004 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 2003

    NET SALES. Net sales decreased to $2.2 million in the three months ended February 29, 2004 from $4.0 million in the three months ended February 28, 2003, a decrease of 46.2%. The decrease in net sales resulted primarily from decreases in both sales of the Company's MAX products of approximately $1.1 million and non-recurring engineering revenue related to the development of a wafer-level burn-in and test system of approximately $766,000. The Company anticipates that net sales in the fourth quarter of fiscal 2004 will be significantly higher than those in the third quarter of fiscal 2004, and also higher than those in the same quarter of the prior year.

    GROSS PROFIT. Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit decreased to $810,000 in the three months ended February 29, 2004 from $1.5 million in the three months ended February 28, 2003, a decrease of 46.6%. Gross profit margin slightly decreased to 37.4% in the three months ended February 29, 2004 from 37.6% in the three months ended February 28, 2003. The slight decrease in gross profit was primarily the result of the decrease in net sales offset by the effect of the change in revenue mix.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related costs of employees, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses decreased to $1.4 million in the three months ended February 29, 2004 from $1.5 million in the three months ended February 28, 2003, a decrease of 5.5%. The decrease in SG&A expenses was primarily due to a decrease in the commissions accrued to outside sales representatives of approximately $65,000. The decrease in commissions to outside sales representatives in the three months ended February 29, 2004 was primarily due to a lower level of commissionable sales to territories in which sales representatives are utilized.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses were unchanged at $1.1 million in the three months ended February 29, 2004 from the three months ended February 28, 2003.

    INTEREST INCOME. Interest income decreased to $36,000 in the three months ended February 29, 2004 from $44,000 in the three months ended February 28, 2003, a decrease of 18.2%. The decrease in interest income was primarily related to a lower average rate of return on investments.

    OTHER INCOME (EXPENSE), NET. Other income, net decreased to $13,000 in the three months ended February 29, 2004, from $99,000 in the three months ended February 28, 2003. The decrease in other income, net was primarily due to a decrease in foreign currency exchange gains recorded by the Company and its subsidiaries in the three months ended February 29, 2004, when compared with such gains in the three months ended February 28, 2003.

    INCOME TAX EXPENSE (BENEFIT). Income tax expense decreased to $28,000 in the three months ended February 29, 2004, from $50,000 in the three months ended February 28, 2003. The income tax expense in the three months ended February 29, 2004 and in the three months ended February 28, 2003 related primarily to the tax expense recorded as a result of income earned in the Company's German subsidiary. The Company's U.S. operations and its Japanese subsidiary have experienced significant cumulative losses and thus generated certain net operating losses available to offset future taxes payable in the U.S. and Japan. As a result of the cumulative operating losses in the Company's U.S. operations and its Japanese subsidiary, a valuation allowance was established for the full amount of its net deferred tax assets in the fourth quarter of fiscal 2002 for both its U.S. operations and its Japanese subsidiary. The Company's effective income tax rate did not approximate the statutory tax rates of the jurisdictions in which the Company operates primarily because no tax benefit was recorded for losses in either the Company's U.S. operations or its Japanese subsidiary.

NINE MONTHS ENDED FEBRUARY, 2004 COMPARED TO NINE MONTHS ENDED FEBRUARY 28,
2003

    NET SALES. Net sales decreased to $9.9 million in the nine months ended February 29, 2004 from $10.5 million in the nine months ended February 28, 2003, a decrease of 5.1%. The decrease in net sales resulted primarily from a decrease in non-recurring engineering revenue related to the development of a wafer-level burn-in and test system.

    GROSS PROFIT. Gross profit decreased to $3.8 million in the nine months ended February 29, 2004 from $4.1 million in the nine months ended February 28, 2003, a decrease of 7.7%. The gross profit margin decreased to 38.1% in the nine months ended February 29, 2004 from 39.1% in the nine months ended February 28, 2003. The decrease in gross profit margin was primarily the result of a change in product mix, resulting in higher labor costs as a percentage of net sales, partially offset by a decrease in material costs as a percentage of net sales.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses decreased to $4.2 million in the nine months ended February 29, 2004 from $4.7 million in the nine months ended February 28, 2003, a decrease of 9.9%. The decrease in SG&A expenses was primarily due to decreases in both the provision for bad debt reserve and commissions accrued to outside sales representatives of approximately $190,000 and $180,000, respectively. The decrease in commissions to outside sales representatives in the nine months ended February 29, 2004 was primarily due to a lower level of commissionable sales to territories in which sales representatives are utilized.

    RESEARCH AND DEVELOPMENT. R&D expenses increased to $3.5 million in the nine months ended February 29, 2004 from $3.3 million in the nine months ended February 28, 2003, an increase of 6.0%. The increase in R&D expenses was primarily due to increases in outside services and project expenses of approximately $74,000 and $61,000, respectively.

    INTEREST INCOME. Interest income increased to $306,000 in the nine months ended February 29, 2004 from $185,000 in the nine months ended February 28, 2003, an increase of 65.4%. The increase in interest income was primarily related to interest income received in the first quarter of fiscal 2004 in connection with income tax refunds relating to prior years.

    OTHER INCOME (EXPENSE), NET. Other income, net was $174,000 in the nine months ended February 29, 2004, compared with other expense, net of $160,000 in the nine months ended February 28, 2003. The increase in other income (expense), net was primarily due to an increase in foreign currency exchange gains of $101,000 recorded by the Company and its subsidiaries in the nine months ended February 29, 2004, compared with a non-cash impairment charge of $365,000 of an investment to record an other-than-temporary decline in the fair value of the investment in the nine months ended February 28, 2003.

    INCOME TAX EXPENSE (BENEFIT). Income tax expense increased to $43,000 in the nine months ended February 29, 2004, from $32,000 in the nine months ended February 28, 2003. The income tax expense in the nine months ended February 29, 2004 and in the nine months ended February 28, 2003 related primarily to the tax expense recorded as a result of income earned in the Company's German subsidiary. The Company's U.S. operations and its Japanese subsidiary have experienced significant cumulative losses and thus generated certain net operating losses available to offset future taxes payable in the U.S. and Japan. As a result of the cumulative operating losses in the Company's U.S. operations and its Japanese subsidiary, a valuation allowance was established for the full amount of its net deferred tax assets in the fourth quarter of fiscal 2002 for its U.S. operations and its Japanese subsidiary. The Company's effective income tax rate did not approximate the statutory tax rates of the jurisdictions in which the Company operates primarily because no tax benefit is being recorded for losses in either the Company's U.S. operations or its Japanese subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was approximately $852,000 for the nine months ended February 29, 2004, and net cash used in operating activities was approximately $5.7 million for the nine months ended February 28, 2003. For the nine months ended February 29, 2004, net cash provided by operating activities was due primarily to decreases in accounts receivable of $1.5 million, other current assets related to the receipt of income tax refunds of $1.2 million and inventories of $1.0 million, partially offset by the net loss of $3.5 million. For the nine months ended February 28, 2003, net cash used in operating activities was due primarily to the net loss of $3.9 million and an increase in accounts receivable of $2.5 million.

    Net cash used in investing activities was approximately $3.5 million for the nine months ended February 29, 2004 and net cash provided by investing activities was approximately $4.7 million for the nine months ended February 28, 2003. The cash used in investing activities during the nine months ended February 29, 2004 was primarily due to the purchase of short-term investments. Cash provided by investing activities during the nine months ended February 28, 2003 was primarily due to the sale of short-term investments.

    Financing activities provided cash of approximately $906,000 in the nine months ended February 29, 2004. Financing activities used cash of approximately $55,000 in the nine months ended February 28, 2003. Net cash provided by financing activities during the nine months ended February 29, 2004 was due to the proceeds from issuance of common stock and exercise of stock options. Net cash used in financing activities during the nine months ended February 28, 2003 was primarily due to the Company's repurchase of its outstanding common shares in accordance with a share repurchase program announced in 1998, as described below, partially offset by the proceeds from issuance of common stock and exercise of stock options.

    As of February 29, 2004, the Company had working capital of $19.3 million, compared with $22.0 million as of May 31, 2003. Working capital consists of cash and cash equivalents, short-term investments, accounts receivable, inventory and other current assets, less current liabilities.

    The Company announced in August 1998 that its board of directors had authorized the repurchase of up to 1,000,000 shares of its outstanding common shares. The Company may repurchase the shares in the open market or in privately negotiated transactions, from time to time, subject to market conditions. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase program may be interrupted or discontinued at any time. Any such repurchase of shares, if consummated, may use a portion of the Company's working capital. As of February 29, 2004, the Company had repurchased 523,700 shares at an average price of $3.95 per share.

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

OFF-BALANCE SHEET ARRANGEMENTS

    The Company has not entered into any off-balance sheet financing arrangements as of February 29, 2004.

OVERVIEW OF CONTRACTUAL OBLIGATIONS

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

    In May 2003, the FASB issued Statement of Financial Accounting Standards No.150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires financial instruments within its scope be classified as a liability (or an asset in some circumstances). Many of those financial instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments created before and still existing as of the issuance of this statement, a cumulative effect of change in accounting principle was required to be reported upon implementation in the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's financial position or results of operations.

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

    RECENT OPERATING LOSSES. The Company incurred loss from operations of $4.7 million, $4.5 million and $5.2 million in fiscal 2003, 2002 and 2000, respectively. The Company reported operating income from fiscal 1996 to 1998, due to increased net sales that were substantially the result of sales of new products, particularly sales of MTX systems. In fiscal 1998, the Company began to feel an industry slowdown due to uncertainties caused primarily by the financial crisis in Asia and DRAM overcapacity and therefore, recorded operating losses in fiscal 1999 and 2000. Although the Company reported operating income for fiscal 2001 as a whole, beginning in the second half of fiscal 2001, the Company experienced the result of a sharp and severe industry downturn and recorded operating losses in both fiscal 2002 and 2003. There can be no assurance that the Company's net sales and operating results will not continue to be further impacted by this prolonged downturn in the semiconductor equipment market and global economy. Failure to become profitable may depress the market price of the Company's common stock and its ability to raise capital, if necessary.

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

    CUSTOMER CONCENTRATION. Sales to the Company's five largest customers accounted for approximately 73.0%, 61.7% and 58.8% of its net sales in fiscal 2003, 2002 and 2001, respectively. Sales to the Company's five largest customers accounted for approximately 73.7% of its net sales in the nine months ended February 29, 2004. During fiscal 2003, Texas Instruments Incorporated and First International Computer, Inc. accounted for 45.3% and 10.7% of the Company's net sales, respectively. During fiscal 2002, Texas Instruments, Formosa Advanced Technologies Co. Ltd. and ASE Test, Inc. accounted for 22.3%, 17.1% and 11.1% of the Company's net sales, respectively. During fiscal 2001, Texas Instruments and Formosa Advanced Technologies Co. Ltd. accounted for 25.2% and 12.7% of the Company's net sales, respectively. No other customers represented more than 10% of the Company's net sales for any of such periods. The loss of or reduction or delay in orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect the Company's business, financial condition and operating results.

    LIMITED MARKET FOR BURN-IN SYSTEMS. Historically, a substantial portion of the Company's net sales were derived from the sale of dynamic burn-in systems. The market for burn-in systems is mature. There can be no assurance that the market for burn-in systems will grow, and sales of the Company's burn-in products could decline.

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

    DEPENDENCE ON INTERNATIONAL SALES AND OPERATIONS. Approximately 73.0%, 62.7% and 60.6% of the Company's net sales for fiscal 2003, 2002 and 2001, respectively, were attributable to sales to customers outside of the United States. Approximately 79.8% of the Company's net sales in the nine months ended February 29, 2004 were attributable to sales to customers outside of the United States. A substantial portion of the Company's sales has been in Asia. Turmoil in the Asian financial markets has resulted in the past, and may result in the future, in dramatic currency devaluations, stock market declines, restriction of available credit and general financial weakness. In addition, DRAM prices in Asia have on occasion declined dramatically, and will likely do so again in the future. These developments may negatively affect the Company's operations. The Company believes that many international semiconductor manufacturers limited their capital spending (including the purchase of MTXs) in fiscal years 2001, 2002 and 2003, and that the uncertainty of the DRAM market may cause some manufacturers in the future to again delay capital spending plans. Such developments could have a material adverse effect on the Company's business, financial condition and results of operations.

    RAPID TECHNOLOGICAL CHANGE; IMPORTANCE OF TIMELY PRODUCT INTRODUCTION.
The semiconductor equipment industry is subject to rapid technological change and new product introductions and enhancements. The Company's ability to remain competitive will depend in part upon its ability to develop new products and to introduce these products at competitive prices and on a timely and cost-effective basis. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products that satisfy market demand. Any such failure would materially adversely affect the Company's business, financial condition and results of operations. The Company has experienced significant delays from time to time in the introduction of, and technical and manufacturing difficulties with, certain of its products and may experience delays and technical and manufacturing difficulties in future introductions or volume production of new products.
The Company's inability to complete product development, or to manufacture and ship products in volume and in time to meet customer requirements would materially and adversely affect the Company's business, financial condition and results of operations.

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

    CYCLICALITY OF SEMICONDUCTOR INDUSTRY AND CUSTOMER PURCHASES; RISK OF CANCELLATIONS AND RESCHEDULINGS. The semiconductor and semiconductor equipment industries in general, and the market for DRAMs and other memory devices in particular, historically have been highly volatile and have experienced periodic downturns and slowdowns. These downturns and slowdowns have adversely affected the Company's operating results in the past. Most of the Company's net sales are made with purchase orders and the Company does not have purchase agreements with most of its customers. In addition, a large portion of the Company's net sales are attributable to a few customers and therefore a reduction in purchases by one or more customers could materially adversely affect the Company's financial results. Semiconductor equipment companies may experience a significant rate of cancellations and reschedulings of purchase orders, as was the case in the industry in 2001, 2002 and 2003. Future cancellations and reschedulings could adversely affect the Company's business, financial condition and results of operation.

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

    There are no pending claims against the Company regarding infringement of any patents or other intellectual property rights of others. However, the Company may receive, in the future, communications from third parties asserting intellectual property claims against the Company. There can be no assurance that any such claim made in the future will not result in litigation, which could involve significant expense to the Company and diversion of the time and attention of management and technical personnel in defending the Company against any such claims. In addition, if the Company is required or deems it appropriate to obtain a license relating to one or more products or technologies, there can be no assurance that the Company would be able to do so on commercially reasonable terms, or at all.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The Company considered the provisions of Financial Reporting Release No. 48 "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity instruments at February 29, 2004.

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

    A majority of the Company's revenue and capital spending is transacted in U.S. Dollars. The Company, however, enters into transactions in other currencies, primarily Japanese Yen. Substantially all sales to Japanese customers are denominated in Yen. Since the price is determined at the time a purchase order is accepted, the Company is exposed to the risks of fluctuations in the Yen-U.S. Dollar exchange rate during the lengthy period from purchase order to ultimate payment. This exchange rate risk is partially offset to the extent that the Company's Japanese subsidiary incurs expenses payable in Yen. To date, the Company has not invested in instruments designed to hedge currency risks. In addition, the Company's Japanese subsidiary typically carries debt or other obligations due to the Company that may be denominated in either Yen or U.S. Dollars. Since the Japanese subsidiary's financial statements are based in Yen and the Company's financial statements are based in U.S. Dollars, the Japanese subsidiary and the Company recognize foreign exchange gain or loss in any period in which the value of the Yen rises or falls in relation to the U.S. Dollar. A 10% decrease in the value of the Yen as compared with the U.S. Dollar would potentially result in an additional net loss of approximately $211,000.

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

                (b)  Report on Form 8-K

    On January 7, 2004, the Company furnished a current report on Form
8-K, attaching a press release announcing financial results for the second fiscal quarter ended November 30, 2003 and certain other information. The Form 8-K included the Company's unaudited financial statements for the second fiscal quarter ended November 30, 2003.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Aehr Test Systems
                                                    (Registrant)

Date:     April 13, 2004                     /s/  RHEA J. POSEDEL
                                                  ---------------
                                                  Rhea J. Posedel
                                            Chief Executive Officer and
                                        Chairman of the Board of Directors


Date:     April 13, 2004                     /s/  GARY L. LARSON
                                                  --------------
                                                  Gary L. Larson
                                            Vice President of Finance and
                                               Chief Financial Officer

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

   99.1 Press Release dated January 7, 2004. (This is incorporated by reference to Exhibit 99.1 to Aehr Test Systems' Form 8-K filed January 7, 2004).