Form 10-K
period 2004-05-31
AEHR TEST SYSTEMS
filed 2004-08-30
CIK 1040470

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                  FORM 10-K
 (Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                    For the fiscal year ended May 31, 2004
                                      or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
      For the transition period from ________________ to ________________

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

     The aggregate market value of the Registrant's Common Stock, par value $.01 per share, held by non-affiliates of the Registrant, based upon the closing price of $3.60 on July 30, 2004, as reported on the Nasdaq National Market, was approximately $21,725,000. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock (other than such persons of whom the Registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

     The number of shares of Registrant's Common Stock, par value $.01 per share, outstanding at July 31, 2004 was 7,393,109.

Documents Incorporated By Reference

    Certain information required by Items 10, 11, 12, 13 and 14 of this report on Form 10-K is incorporated by reference from the Registrant's proxy statement for the Annual Meeting of Shareholders to be held on October 19, 2004 (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year ended May 31, 2004.

                                AEHR TEST SYSTEMS

                                   FORM 10-K
                          FISCAL YEAR ENDED MAY 31, 2004

                               TABLE OF CONTENTS

                                    PART I
Item  1.      Business ...............................................      3
Item  2.      Properties  ............................................     11
Item  3.      Legal Proceedings ......................................     11
Item  4.      Submission of Matters to a Vote of Security Holders ....     11


                                    PART II

Item  5.      Market for the Registrant's Common Equity and Related
                Shareholder Matters ..................................     11
Item  6.      Selected Financial Data ................................     12
Item  7.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations ..................     13
Item 7a.      Quantitative and Qualitative Disclosures about
                Market Risks .........................................     27
Item  8.      Financial Statements and Supplementary Data ............     28
Item  9.      Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure ..................     47
Item 9a.      Controls and Procedures ................................     47


                                   PART III

Item 10.      Directors and Executive Officers of the Registrant .....     47
Item 11.      Executive Compensation .................................     47
Item 12.      Security Ownership of Certain Beneficial Owners and
                Management ...........................................     47
Item 13.      Certain Relationships and Related Transactions .........     48
Item 14.      Principal Independent Registered Public Accounting
                Firm's Fees and Services .............................     48


                                    PART IV

Item 15.      Exhibits, Financial Statement Schedules and Reports on
                Form 8-K .............................................     48



              Signatures .............................................     50

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

                                    PART I

Item 1.   Business

THE COMPANY

    Aehr Test develops, manufactures and sells systems which are designed to reduce the cost of testing dynamic random access memory ("DRAM") and other memory devices, perform reliability screening or burn-in of complex logic and memory devices, simultaneously perform burn-in and parallel testing of devices while they are still in wafer form, and enable integrated circuit ("IC") manufacturers to perform test and burn-in of bare die. Leveraging its expertise as a long-time leading provider of burn-in equipment, with over 2,000 systems installed worldwide, the Company has developed and introduced several innovative product families, including the MTX, MAX and FOX(TM) systems, and the DiePak(R) carrier. The MTX system is a massively parallel test system designed to reduce the cost of memory testing by performing both test and burn-in on thousands of devices simultaneously. The MAX system can effectively burn-in and functionally test sophisticated devices, such as digital signal processors, microprocessors, microcontrollers and systems-on-a-chip. The FOX system is a full wafer contact burn-in and parallel test system designed to make contact with all pads of a wafer simultaneously, thus enabling full wafer burn-in and parallel test. The DiePak carrier is a reusable, temporary package that enables IC manufacturers to perform cost-effective final test and burn-in of bare die.

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

DYNAMIC AND MONITORED BURN-IN SYSTEMS

    The MAX system is designed for dynamic burn-in of memory and logic devices. The production version of the MAX2 system holds 64 burn-in boards ("BIBs"), each of which may hold up to 350 or more devices, resulting in a
system capacity of up to 22,400 or more devices.    The MAX3 system features
multi-tasking Windows 2000-based software which includes lot tracking and reporting software that are needed for production and military applications. The MAX3 system, introduced in fiscal 1999, has 96 channels, and handles the latest low voltage ICs. The MAX3 also has extended stored test program capability for more complete exercise and output monitoring of complex logic devices such as digital signal processors. The output monitor feature allows the MAX3 to perform functional tests of devices and it also supports built-in self-test ("BIST") or other scan features. The MAX4 system was introduced in 2001. Like the MAX3, it offers 96 channels and output monitoring; however, the MAX4 further extends the capabilities of the MAX3. The MAX4 is targeted at devices which require better voltage accuracy and higher current. It can provide up to 227 amps of current per BIB position.

    The ATX system is designed for dynamic and monitored burn-in of high pin-count logic devices, including microprocessors, microcontrollers, application-specific ICs ("ASICs"), and certain memory devices. The ATX system uses much of the same software as the MAX system. Its 256-channel pin electronics configuration allows it to handle complex logic devices, and its ability to burn-in different device types in each of the system's 32 BIB positions is useful for quality assurance applications. The Windows 2000-based ATX2, introduced in fiscal 1999, includes a high current feature to allow the system to burn-in more devices, plus an extended pattern generation capability. The ATX3 system, introduced in 2002, is targeted at devices which require greater voltage accuracy and lower voltages. This dynamic and monitored burn-in systems product category accounted for approximately 45%, 56% and 49% of the Company's net sales in fiscal 2004, 2003 and 2002, respectively.

MASSIVELY PARALLEL TEST SYSTEM

    The MTX massively parallel test system is designed to reduce the cost of memory testing by processing thousands of memory devices simultaneously, including DRAMs, Double Data Rate SDRAMs, DDR II SDRAMs, SDRAMs, Rambus DRAMs, SRAMs and flash memories. The MTX system can perform a significant number of tests usually performed by traditional memory testers, including pattern sensitivity tests, functional tests, data retention tests and refresh tests. The Company estimates that transferring these tests from traditional memory testers to the MTX system can reduce by up to 70% the time that a memory device must be tested by a traditional memory tester, thereby reducing the required number of memory testers and, consequently, reducing capital and operating costs.

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

    Devices being tested are placed on PTBs and loaded into environmental chambers which typically operate at temperatures from 25 degrees Celsius (77 degrees Fahrenheit) up to 150 degrees Celsius (302 degrees Fahrenheit) (optional chambers can produce temperatures as low as -55 degrees Celsius (- 67 degrees Fahrenheit)). A single PTB can hold up to 416 DDR SDRAMs, and a production chamber holds 30 PTBs, resulting in up to 12,480 DDR SDRAMs being tested in a single system. This massively parallel test system product category accounted for approximately 18%, 16% and 20% of the Company's net sales in fiscal 2004, 2003 and 2002, respectively.

FULL WAFER CONTACT SYSTEM

    The FOX full wafer contact burn-in and parallel test system, introduced in July 2001, is designed to make contact with all pads of a wafer simultaneously, thus enabling full wafer burn-in and parallel test of ICs. One of the key features of the FOX system is the patented WaferPak(TM) cartridge system. This unique design is intended to accommodate a wide range of contactor technologies. Wafer-level burn-in and test enables lower cost production of Known-Good Die ("KGD") for multichip modules and systems-in-a-package.

DIEPAK CARRIERS

    The Company's DiePak product line includes a family of reusable, temporary die carriers and associated sockets which enable the test and burn-in of bare die using the same test and burn-in systems used for packaged ICs. DiePak carriers offer cost-effective solutions for providing KGD for most types of ICs, including memory, microcontroller and microprocessor devices. The DiePak carrier was introduced in fiscal 1995. The DiePak carrier consists of an interconnect substrate, which provides an electrical connection between the die pads and the socket contacts, and a mechanical support system. The substrate is customized for each IC product. The DiePak carrier comes in several different versions, designed to handle ICs ranging from 54 pin-count memories up to 320 pin-count microprocessors. A new lower cost 54/66 pin DiePak solution was introduced in July 2004.

TEST FIXTURES

    The Company manufactures and sells, and licenses others to manufacture and sell, custom-designed test fixtures for its systems. The test fixtures include PTBs for use with the MTX massively parallel test system, BIBs for the MAX and ATX dynamic and monitored burn-in systems, and test contactors for the FOX full-wafer contact burn-in and parallel test system. These test fixtures hold the devices undergoing test or burn-in and electrically connect the devices under test to the system electronics. The capacity of each test fixture depends on the type of device being tested or burned-in, ranging from several hundred in memory production to as few as eight for high pin-count complex ASIC or microprocessor devices. Test fixtures are sold both with new Aehr Test systems and for use with the Company's installed base of systems. Due to the challenge of making contact with and testing all the die on a semiconductor wafer, the FOX test contactors are the most complex of the test fixtures. In turn, PTBs are substantially more complex than BIBs, due to the advanced test requirements of the MTX system. The Company has received patents or applied for patents on certain features of the PTB, FOX and MAX4 test fixtures. The Company has licensed or authorized several other companies to provide PTBs and MAX4 BIBs, and has a partnership with Pycon, Inc. for manufacturing PTBs and BIBs, from which the Company receives royalties. This test fixtures product category accounted for approximately 16% of the Company's net sales in fiscal 2004.

CUSTOMERS

    The Company markets and sells its products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies.

    Sales to the Company's five largest customers accounted for approximately 70.5%, 73.0% and 61.7% of its net sales in fiscal 2004, 2003 and 2002, respectively. During fiscal 2004, Texas Instruments Incorporated and FASL LLC. accounted for 33.8% and 17.8% of the Company's net sales, respectively. During fiscal 2003, Texas Instruments Incorporated and First International Computer, Inc. accounted for 45.3% and 10.7% of the Company's net sales, respectively. During fiscal 2002, Texas Instruments Incorporated, Formosa Advanced Technologies Co. Ltd. and ASE Test, Inc. accounted for 22.3%, 17.1% and 11.1% of the Company's net sales, respectively. No other customers represented more than 10% of the Company's net sales for any of these periods. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. In addition, sales to particular customers may fluctuate significantly from quarter to quarter. The loss of or reduction or delay in orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect the Company's business, financial condition and operating results.

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

BACKLOG

    As of May 31, 2004 and 2003, the Company's backlog was $7.9 million and $5.1 million, respectively. The increase in backlog was primarily the result of an increase in orders of the Company's MTX massively parallel test products. The Company's backlog consists of product orders for which confirmed purchase orders have been received and which are scheduled for shipment within 12 months. At May 31, 2004, the Company's backlog also consisted of product development orders and a prototype system totaling $1.4 million, which is consistent with the backlog at May 31, 2003. Most orders are subject to rescheduling or cancellation by the customer with limited penalties. Because of the possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments or development projects, the Company's backlog as of a particular date may not be indicative of net sales for any succeeding period.

RESEARCH AND PRODUCT DEVELOPMENT

    The Company historically has devoted a significant portion of its financial resources to research and development programs and expects to continue to allocate significant resources to these efforts. The Company's research and development expenses during fiscal 2004, 2003 and 2002 were approximately $4.6 million, $4.5 million and $4.0 million, respectively.

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

MANUFACTURING

    The Company assembles its products from components and parts manufactured by others, including environmental chambers, power supplies, metal fabrications, printed circuit assemblies, ICs, burn-in sockets and interconnect substrates. Final assembly and testing are performed within the Company's facilities. The Company's strategy is to use in-house manufacturing only when necessary to protect a proprietary process or if a significant improvement in quality, cost or lead time can be achieved. The Company's principal manufacturing facility is located in Fremont, California. The Company's Tokyo, Japan and Utting, Germany facilities provide limited manufacturing and product customization.

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

    The MTX system faces intense competition from burn-in system suppliers and traditional memory tester suppliers because the Company's MTX system performs burn-in and many of the functional tests performed by memory testers. The market for burn-in systems is highly fragmented, with many domestic and international suppliers. Some users of such systems, such as independent test labs, build their own burn-in systems, while others, particularly large IC manufacturers in Asia, acquire burn-in systems from captive or affiliated suppliers. Competing suppliers of burn-in and functional test systems include Japan Engineering Company, Reliability Incorporated and Dong-Il Corporation. In addition, suppliers of memory test equipment including Advantest Corporation and Teradyne, Inc. may seek to offer competitive parallel test systems in the future.

    The Company's MAX and ATX monitored and dynamic burn-in systems have faced and are expected to continue to face, increasingly severe competition, especially from local, low cost manufacturers and from systems manufacturers that offer higher power dissipation per device under test.

    The Company's FOX full wafer contact system is expected to face competition from larger systems manufacturers that have sufficient technological know-how and manufacturing capability. Competing suppliers of full wafer contact systems include Tokyo Electron Limited, Matsushita Electric Industrial Co., Ltd. and Delta V Instruments, Incorporated.

    The Company expects its DiePak products will face significant competition. The Company believes that several companies have developed or are developing products which are intended to enable burn-in and test of bare die. As the bare die market develops, the Company expects that other competitors will emerge. The DiePak products also face severe competition from other alternative test solutions. The Company expects that the primary competitive factors in this market will be cost, performance, reliability and assured supply. Competing suppliers of DiePak products include Yamaichi Electronics Co., Ltd.

    The Company's test fixture products face numerous competitors. There are limited barriers to entry into the BIB market, and as a result, many companies design and manufacture BIBs, including BIBs for use with the Company's MAX and ATX systems. The Company has a partnership with Pycon, Inc. for the manufacture and direct sale of BIBs and PTBs, whereby both companies jointly market and sell the BIBs and PTBs, and Pycon, Inc. pays a royalty to the Company on the BIBs and PTBs that it sells. The Company has granted royalty-bearing licenses to several companies to make PTBs for use with the Company's MTX systems, in order to assure customers of a second source of supply, and the Company may grant additional licenses as well. Sales of PTBs by licensees result in royalties to the Company.

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

PROPRIETARY RIGHTS

    The Company relies primarily on the technical and creative ability of its personnel, its proprietary software, and trade secrets and copyright protection, rather than on patents, to maintain its competitive position.
The Company's proprietary software is copyrighted and licensed to the Company's customers. The Company currently holds twelve issued United States patents with expiration date ranges from 2012 to 2021 and has several additional United States patent applications and foreign patent applications pending. One issued patent covers the method used to connect the PTBs with the MTX system. The Company currently has one United States trademark registration.

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

EMPLOYEES

    As of July 31, 2004, the Company, its two foreign subsidiaries and one branch office employed 88 persons collectively, on a full-time basis, of whom 25 were engaged in research, development, and related engineering, 23 were engaged in manufacturing, 28 were engaged in marketing, sales, and customer support, and 12 were engaged in general administration and finance functions. In addition, the Company from time to time employs a number of part-time employees and contractors, particularly in manufacturing. The Company's success is in part dependent on its ability to attract and retain highly skilled workers, who are in high demand. None of the Company's employees are represented by a union and the Company has never experienced a work stoppage. Management considers its relations with its employees to be good.

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

                                  MANAGEMENT

EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

    The directors of the Company are elected annually. The executive officers of the Company serve with no specific term of office. The executive officers and directors of the Company are as follows:

Name of Executive Officer   Age       Positions with the Company
--------------------------  ----  -----------------------------------
Rhea J. Posedel............  62   Chief Executive Officer and
                                    Chairman of the Board of Directors

Gary L. Larson.............  54   Vice President of Finance and Chief
                                    Financial Officer

Carl N. Buck...............  52   Vice President of Contactor Business Group

David S. Hendrickson.......  47   Vice President of Engineering

Gregory M. Perkins.........  50   Vice President of Worldwide Sales
                                    and Service

Kunio Sano.................  48   President, Aehr Test Systems Japan K.K.

Robert R. Anderson (1).....  66   Director

William W. R. Elder (1)(2).  65   Director

Mukesh Patel (1)...........  46   Director

Mario M. Rosati (2)........  58   Director and Secretary

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

    GREGORY M. PERKINS joined the Company as Vice President of Worldwide Sales and Service in June 2004. From 2001 to 2003, Mr. Perkins served as Vice President of North America Customer Operations and then Vice President of North American and European Sales, for Electroglas Corporation, a producer of semiconductor wafer probers. From 1999 to 2001, he served as Vice President of Sales at Advantest America, Inc., a semiconductor tester company, and from 1997 to 1999 as Vice President of Worldwide Sales and Field Operations at LTX Corporation, a semiconductor tester company. From 1978 to 1997, Mr. Perkins held multiple management positions over 19 years with General Electric Company including Senior Vice President of Marketing and Business Development for GE Capital Computer Leasing. Mr. Perkins received a B.S. in Environmental Health Technologies from Quinnipiac University.

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

    ROBERT R. ANDERSON was appointed to the Company's Board of Directors in October 2000. Mr. Anderson is a private investor. From January 1994 to January 2001, he was Chairman of Silicon Valley Research, Inc., a semiconductor design automation software company, and its Chief Executive Officer from December 1996 to August 1998, and from April 1994 to July 1995. He also served as Chairman of Yield Dynamics, Inc., a private semiconductor process control software company, from October 1998 to October 2000, and as Chief Executive Officer from October 1998 to April 2001. Mr. Anderson co-founded KLA Instruments Corporation, now KLA-Tencor Corporation, a supplier of semiconductor process control systems, in 1975 and served in various capacities including Chief Operating Officer, Chief Financial Officer, Vice Chairman and Chairman before he retired from that company in 1994. Mr. Anderson is a director of MKS Instruments, Inc., Metron Technology N.V. and Trikon Technologies, Inc. He also serves as a director for two private development stage companies.

    WILLIAM W. R. ELDER has been a director of the Company since 1989. Dr. Elder was the Chief Executive Officer of Genus, Inc. ("Genus"), a semiconductor company, from his founding of Genus in 1981 to September 1996, and has been serving in that same position again since April 1998. Dr. Elder has been a director of Genus since its inception. Dr. Elder also serves as a Board Member of Trikon Technologies in the United Kingdom. Dr. Elder holds a B.S.I.E. and an honorary Doctorate Degree from the University of Paisley in Scotland.

    MUKESH PATEL was appointed to the Company's Board of Directors in June 1999. Mr. Patel is a leading entrepreneur in the Silicon Valley who founded Sparkolor Corporation, acquired by Intel Corporation in late 2002, and co-founded SMART Modular Technologies, Inc., a billion dollar company, acquired by Solectron Corporation in late 1999. Mr. Patel holds a B.S. degree in Engineering with an emphasis in digital electronics from Bombay University, India. Mr. Patel also serves as a Board member for SMART Modular Technologies, Inc., Nazomi Communications Inc. and Parama Networks.

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

DIRECTORS' COMPENSATION AND OTHER ARRANGEMENTS

    Rhea J. Posedel, the only inside director of the Company, does not receive any cash compensation for his services as a member of the Board of Directors. Each outside director receives (1) an annual retainer of $10,000,
(2) $1,250 for each regular board meeting he attends, and (3) $750 for each committee meeting he attends if not held in conjunction with a regular board meeting, in addition to being reimbursed for certain expenses incurred in attending Board and committee meetings. Prior to each annual meeting of shareholders, each outside director may elect to receive an additional stock option grant in lieu of any cash payments throughout the year. An inside director is a director who is a regular employee of the Company, whereas an outside director is not an employee of the Company. Directors are eligible to participate in the Company's stock option plans. In fiscal 2002, outside directors Robert Anderson, William Elder, Mukesh Patel and Mario Rosati were each granted options to purchase 5,000 shares at $3.85 per share. In fiscal 2003, outside directors Robert Anderson, William Elder, Mukesh Patel and Mario Rosati were each granted options to purchase 5,000 shares at $2.70 per share. In fiscal 2004, outside directors Robert Anderson, William Elder, Mukesh Patel and Mario Rosati were each granted options to purchase 5,000 shares at $3.79 per share. Additionally, Robert Anderson and Mukesh Patel were each granted 9,499 shares at $3.79 per share pursuant to an agreement to take these shares of stock in lieu of cash payments throughout the fiscal year.

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

    The information required by this item relating to the audit committee expert is incorporated by reference to the section entitled "Audit Committee" of the Proxy Statement.

    The information required by this item relating to Code of Ethics is incorporated by reference to the section entitled "Code of Ethics" of the Proxy Statement.

Item 2.   Properties

    The Company's principal administrative and production facilities are located in Fremont, California, in a 51,289 square foot building. The lease on this building expires in December 2009; the Company has an option to extend the lease of its headquarters building for an additional five year period at rates to be determined. The Company's Japan facility is located in Tokyo in a 4,294 square foot building under a lease which expires in 2004. The Company leases a sales and support office on a month-to-month basis in Utting, Germany. The Company leases a sales and support office in Hsinchu, Taiwan under a lease which expires in 2005. The Company's and its subsidiaries' annual rental payments currently aggregate approximately $855,000. The Company continues to evaluate its global operations and restructure its facilities and operations to bring its capacity in line with demand and to provide cost efficient services for its customers. In prior years, through this process, the Company has moved from certain facilities that exceeded the capacity required to satisfy its needs. The Company believes that its existing facilities are adequate to meet its reasonably foreseeable requirements. The Company regularly evaluates its expected future facilities requirements and believes that alternate facilities would be available if needed.

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

                                                        High       Low
                                                      --------- ---------
Fiscal 2004:
 First quarter ended August 31, 2003................    $4.25     $2.61
 Second quarter ended November 30, 2003.............     4.66      3.40
 Third quarter ended February 29, 2004..............     6.91      3.04
 Fourth quarter ended May 31, 2004..................     5.15      3.17

Fiscal 2003:
 First quarter ended August 31, 2002................    $5.90     $3.70
 Second quarter ended November 30, 2002.............     5.30      1.85
 Third quarter ended February 28, 2003..............     3.10      1.74
 Fourth quarter ended May 31, 2003..................     3.20      1.76

    At August 6, 2004, the Company had 121 holders of record of its Common Stock. The Company estimates the number of beneficial owners of the Company's Common Stock at August 6, 2004 to be 966.

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

Item 6.   Selected Financial Data (in thousands except per share data):

                                                                   Fiscal Year Ended May 31,
                                                   ------------------------------------------------------
                                                       2004       2003       2002       2001       2000
                                                   ---------- ---------- ---------- ---------- ----------
CONSOLIDATED STATEMENTS OF OPERATIONS:
Net sales.....................................        $15,800    $15,092    $12,568    $31,039    $24,505
Cost of sales.................................         10,092      9,354      6,488     17,923     17,267
                                                   ---------- ---------- ---------- ---------- ----------
Gross profit..................................          5,708      5,738      6,080     13,116      7,238
                                                   ---------- ---------- ---------- ---------- ----------
Operating expenses:
  Selling, general and administrative.........          5,572      5,919      6,547      7,262      7,930
  Research and development....................          4,645      4,543      4,036      4,982      5,367
  Research and development cost
    reimbursement--DARPA .....................              -          -          -       (600)      (866)
                                                   ---------- ---------- ---------- ---------- ----------
    Total operating expenses..................         10,217     10,462     10,583     11,644     12,431
                                                   ---------- ---------- ---------- ---------- ----------
Income (loss) from operations.................         (4,509)    (4,724)    (4,503)     1,472     (5,193)

Interest income...............................            333        252        520        971        985
Interest expense..............................              -          -          -         (7)       (11)
Other income (expense), net...................            293       (146)       (43)        98        498
                                                   ---------- ---------- ---------- ---------- ----------
Income (loss) before income taxes.............         (3,883)    (4,618)    (4,026)     2,534     (3,721)

Income tax expense (benefit)..................             76        (74)     1,241      1,046     (1,116)
                                                   ---------- ---------- ---------- ---------- ----------
Income (loss) before cumulative effect
  of change in accounting principle...........         (3,959)    (4,544)    (5,267)     1,488     (2,605)

Cumulative effect of change in accounting
  principle - net of tax......................              -          -          -     (1,629)         -
                                                   ---------- ---------- ---------- ---------- ----------
Net loss......................................        $(3,959)   $(4,544)   $(5,267)   $  (141)   $(2,605)
                                                   ========== ========== ========== ========== ==========
Income (loss) per share before cumulative
  effect of change in accounting principle:
  Basic.......................................        $ (0.55)   $ (0.63)   $ (0.74)   $  0.21     $(0.38)
  Diluted.....................................        $ (0.55)   $ (0.63)   $ (0.74)   $  0.21     $(0.38)

Net loss per share:
  Basic.......................................        $ (0.55)   $ (0.63)   $ (0.74)   $ (0.02)    $(0.38)
  Diluted.....................................        $ (0.55)   $ (0.63)   $ (0.74)   $ (0.02)    $(0.38)

Shares used in per share calculation
  Basic.......................................          7,248      7,161      7,151      7,074      6,813
  Diluted.....................................          7,248      7,161      7,151      7,179      6,813

The following are unaudited pro forma amounts with the change in accounting principle related to revenue recognition applied retroactively to the fiscal year prior to 2001:

                                                                           May 31,
                                                   ------------------------------------------------------
                                                       2004       2003       2002       2001      2000
                                                   ---------- ---------- ---------- ---------- ----------
Net sales.....................................        $15,800    $15,092    $12,568    $31,039    $22,580
Net income (loss).............................         (3,959)    (4,544)    (5,267)     1,488     (3,837)
Net income (loss) per share:
  Basic.......................................        $ (0.55)   $ (0.63)   $ (0.74)   $  0.21    $ (0.56)
  Diluted.....................................        $ (0.55)   $ (0.63)   $ (0.74)   $  0.21    $ (0.56)

                                                                           May 31,
                                                   ------------------------------------------------------
                                                       2004       2003       2002       2001       2000
                                                   ---------- ---------- ---------- ---------- ----------
CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents.....................        $ 4,641    $ 8,362    $ 7,485    $10,391    $ 8,323
Working capital...............................         18,944     21,974     25,952     28,752     30,400
Total assets..................................         26,812     28,247     33,818     39,592     40,729
Long-term obligations, less current portion...            333        309        259        185        382
Total shareholders' equity....................         22,204     25,345     29,885     34,807     34,305

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

    This Management's Discussion and Analysis section and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. These statements typically may be identified by the use of forward-looking words or phrases such as "believe," "expect," "intend," "anticipate," "should," "planned," "estimated," and "potential," among others. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statement of assumptions underlying any of the foregoing. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks, uncertainties and assumptions referred to above include, but are not limited to, the ability of the Company to retain and motivate key employees; the timely development, production and acceptance of products and services and their feature sets; the challenge of managing asset levels, including inventory; the flow of products into third-party distribution channels; marketing efforts; levels of competition; the difficulty of keeping expense growth at modest levels while increasing revenues; operating and capital requirements; and other risks that are described from time to time in the Company's Securities and Exchange Commission reports, including but not limited to this annual report on Form 10-K for the fiscal year ended May 31, 2004 and subsequently filed reports.

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

    The Company's net sales consist primarily of sales of systems, die carriers, test fixtures, upgrades and spare parts and revenues from service contracts. The Company's selling arrangements may include contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. As a result, effective June 1, 2000, to comply with the provisions of SAB 101, the Company recognizes revenue upon shipment and defers recognition of revenue for any amounts subject to acceptance until such acceptance occurs. The amount of revenue deferred is the greater of the fair value of the undelivered element or the contractual agreed to amounts. Prior to June 1, 2000, revenue for all products except royalties was recognized upon shipment of product, provided that no significant obligations remained and collectibility was assured. Provisions for the estimated future cost of warranty and installation are recorded at the time the products are shipped.

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

    In accordance with SFAS 86, the Company capitalizes its systems software development costs incurred after a system achieves technological feasibility and before first commercial shipment. Such costs typically represent a small portion of total research and development costs. No system software development costs were capitalized or amortized in fiscal 2004, 2003 and 2002.

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

    REVENUE RECOGNITION

    The Company's revenue recognition policy is critical because revenue is a key component of the results of operations. The Company's revenue consists primarily of sales of systems, die carriers, test fixtures, upgrades and spare parts and revenues from service contracts. The Company recognizes revenue upon shipment of products or services rendered and defers recognition of revenue for any amounts subject to acceptance until such acceptance occurs. The amount of revenue deferred is the greater of the fair value of the undelivered element or the contractual agreed to amounts. Royalty revenue related to licensing income from performance test boards ("PTBs") is recognized when paid by the licensee. This income is recorded in net sales.

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

    WARRANTY OBLIGATIONS

    The Company provides and records the estimated cost of product warranties at the time products are shipped. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. The Company's estimate of warranty reserve is based on management assessment of future warranty obligations and on historical warranty obligations.
Should actual product failure rates, material usage or service delivery costs differ from the Company's estimates, revisions to the estimated warranty liability would be required.

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

RESULTS OF OPERATIONS

    The following table sets forth statements of operations data as a percentage of net sales for the periods indicated.

                                                      Year Ended May 31,
                                                ----------------------------
                                                   2004     2003     2002
                                                --------- --------- --------
Net sales ................................        100.0 %   100.0 %  100.0 %
Cost of sales ............................         63.9      62.0     51.6
                                                --------- --------- --------
Gross profit .............................         36.1      38.0     48.4

Operating expenses:
  Selling, general and administrative.....         35.3      39.2     52.1
  Research and development................         29.4      30.1     32.1
                                                --------- --------- --------
    Total operating expenses..............         64.7      69.3     84.2
                                                --------- --------- --------
    Loss from operations..................        (28.6)    (31.3)   (35.8)

Interest income...........................          2.1       1.7      4.1
Other income (expense), net...............          1.9      (1.0)    (0.3)
                                                --------- --------- --------
    Loss before income taxes..............        (24.6)    (30.6)   (32.0)

Income tax expense (benefit)..............          0.5      (0.5)     9.9
                                                --------- --------- --------
Net loss..................................        (25.1)%   (30.1)%  (41.9)%
                                                ========= ========= ========

FISCAL YEAR ENDED MAY 31, 2004 COMPARED TO FISCAL YEAR ENDED MAY 31, 2003

    NET SALES. Net sales consist primarily of sales of systems, die carriers, test fixtures, upgrades and spare parts and revenues from service contracts. Net sales increased to $15.8 million in the fiscal year ended May 31, 2004 from $15.1 million in the fiscal year ended May 31, 2003, an increase of 4.7%. The increase in net sales in fiscal 2004 resulted primarily from an increase in sales of MTX and related products.

    GROSS PROFIT. Gross profit consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit remained unchanged at $5.7 million in the fiscal year ended May 31, 2004 and in the fiscal year ended May 31, 2003. Gross profit margin decreased to 36.1% in the fiscal year ended May 31, 2004 from 38.0% in the fiscal year ended May 31, 2003. The decrease in gross profit margin was primarily the result of an increase in net sales related to a turnkey project which has a lower gross profit margin because it includes a significant pass-through component.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related costs of employees, customer support costs, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses decreased to $5.6 million in the fiscal year ended May 31, 2004 from $5.9 million in the fiscal year ended May 31, 2003, a decrease of 5.9%. As a percentage of net sales, SG&A expenses decreased to 35.3% in the fiscal year ended May 31, 2004 from 39.2% in the fiscal year ended May 31, 2003. The decrease in SG&A expenses was primarily due to a decrease in the commissions accrued to outside sales representatives of approximately $215,000. The decrease in commissions to outside sales representatives in the fiscal year ended May 31, 2004 was primarily due to a lower level of commissionable sales to territories in which sales representatives are utilized.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses increased to $4.6 million in the fiscal year ended May 31, 2004 from $4.5 million in the fiscal year ended May 31, 2003, an increase of 2.2%. The increase in R&D expenses was primarily due to an increase in employment related expenses. As a percentage of net sales, R&D expenses decreased to 29.4% in the fiscal year ended May 31, 2004 from 30.1% in the fiscal year ended May 31, 2003, reflecting higher net sales.

    INTEREST INCOME. Interest income increased to $333,000 in the fiscal year ended May 31, 2004 from $252,000 in the fiscal year ended May 31, 2003, an increase of 32.1%. The increase in interest income was primarily related to interest income received in the first quarter of fiscal 2004 in connection with income tax refunds relating to prior years.

    OTHER INCOME (EXPENSE), NET. Other income, net was $293,000 in the fiscal year ended May 31, 2004, compared with other expense, net of $146,000 in the fiscal year ended May 31, 2003. The increase in other income (expense), net was primarily due to the profit generated from the sale of a portion of the Company's shareholdings in ESA Electronics Pte Ltd., a
Singapore company, in the fiscal year ended May 31, 2004.   In the fiscal
year ended May 31, 2003, there was a non-cash impairment charge of $365,000 of an investment to record an other-than-temporary decline in the fair value of the investment.

    INCOME TAX EXPENSE (BENEFIT). Income tax expense was $76,000 in the fiscal year ended May 31, 2004, compared with income tax benefit of $74,000 in the fiscal year ended May 31, 2003. The income tax expense in the fiscal year ended May 31, 2004 related primarily to the tax expense recorded as a result of income earned in the Company's German subsidiary. The income tax benefit in the fiscal year ended May 31, 2003 was primarily related to foreign operations. The Company's U.S. operations and its Japanese subsidiary have experienced significant cumulative losses and thus generated certain net operating losses available to offset future taxes payable in the U.S. and Japan. As a result of the cumulative operating losses in the Company's U.S. operations and its Japanese subsidiary, a valuation allowance was established for the full amount of its net deferred tax assets in the fourth quarter of fiscal 2002 for both its U.S. operations and its Japanese subsidiary. The Company's effective income tax rate did not approximate the statutory tax rates of the jurisdictions in which the Company operates primarily because no tax benefit was recorded for losses in either the Company's U.S. operations or its Japanese subsidiary.

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

    OTHER INCOME (EXPENSE), NET. Other expense, net increased to $146,000 in the fiscal year ended May 31, 2003, from $43,000 in the fiscal year ended May 31, 2002. The increase in other expense, net was primarily due to a non-cash impairment charge of $365,000 of an investment to record an other-than-temporary decline in the fair value of the investment, partially offset by increases in foreign currency exchange gains of approximately $93,000 and equity income recorded related to the Company's then 25% ownership in ESA Electronics Pte Ltd. of approximately $39,000.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary source of liquidity has been generated from the Company's August 1997 initial public offering, which resulted in net proceeds to the Company of approximately $26.8 million. As of May 31, 2004, the Company had $10.5 million in cash and short-term investments.

    Net cash used in operating activities was approximately $800,000 for the fiscal year ended May 31, 2004 and $3.8 million for the fiscal year ended May 31, 2003. For the fiscal year ended May 31, 2004, net cash used in operating activities was primarily due to the net loss of $4.0 million and an increase in accounts receivable of $1.3 million, partially offset by decreases in inventories of $1.3 million and other current assets related to the receipt of income tax refunds of $1.2 million. For the fiscal year ended May 31, 2003, net cash used in operating activities was due primarily to the net loss of $4.5 million, partially offset by a decrease in other current assets of $739,000 due primarily from income taxes refunded.

Net cash used in investing activities was approximately $3.9 million for the fiscal year ended May 31, 2004 and net cash provided by investing activities was approximately $4.6 million for the fiscal year ended May 31, 2003. Net cash used in investing activities for the fiscal year ended May 31, 2004 was primarily due to the purchase of short-term investments of $3.5 million. Net cash provided by investing activities during the fiscal year ended May 31, 2003 was primarily due to the sale of short-term investments of $5.6 million, partially offset by the purchase of long-term investments of $607,000.

    Financing activities provided cash of approximately $960,000 in the fiscal year ended May 31, 2004 and used cash of approximately $23,000 in the fiscal year ended May 31, 2003. Net cash provided by financing activities for the fiscal year ended May 31, 2004 was primarily due to proceeds from issuance of common stock and exercise of stock options. Net cash used in financing activities during the fiscal year ended May 31, 2003 was primarily due to the Company's repurchase of 77,700 of its outstanding common shares at an average price of $2.34, partially offset by proceeds from issuance of common stock and exercise of stock options.

    As of May 31, 2004, the Company had working capital of $18.9 million. Working capital consists of cash and cash equivalents, short-term investments, accounts receivable, inventory and other current assets, less current liabilities.

    The Company announced in August 1998 that its board of directors had authorized the repurchase of up to 1,000,000 shares of its outstanding common shares. The Company may repurchase the shares in the open market or in privately negotiated transactions, from time to time, subject to market conditions. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase program may be interrupted or discontinued at any time. Any such repurchase of shares, if consummated, may use a portion of the Company's working capital. As of May 31, 2004, the Company had repurchased 523,700 shares at an average price of $3.95. Shares repurchased by the Company are cancelled.

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

    The Company anticipates that the existing cash balance together with cash provided by operations, if any, are adequate to meet its working capital and capital equipment requirements through calendar year 2005. After calendar year 2005, depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required, or if available, that such financing can be obtained on terms satisfactory to the Company.

OFF BALANCE SHEET FINANCING

    The Company has not entered into any off-balance sheet financing arrangements and has not established any special purpose entities.

OVERVIEW OF CONTRACTUAL OBLIGATIONS

    Financial Accounting Standards Board Interpretation No. 45 ("FIN 45"), "Guarantor's Requirements for Guarantees, including Indirect Indebtedness of Others" requires the Company to disclose obligations under certain guarantees. The following table provides a summary of such arrangements, or contractual obligations.

                                           Payments Due by Period (in thousands)
---------------------------------------------------------
                                        Less than      1-3         3-5          5
                               Total      1 year      years       years       years
                             --------- ----------- ----------- ----------- -----------
Operating Leases.............  $4,563     $  823      $1,570      $1,666       $504
Purchases(1).................     346        346          --           --        --
                             --------- ----------- ----------- ----------- -----------
Total........................  $4,909     $1,169      $1,570      $1,666       $504

(1) Shown above are the Company's binding purchase obligations. The large majority of the Company's purchase orders are cancelable by either party, which if canceled may result in a negotiation with the vendor to determine if there shall be any restocking or cancellation fees payable to the vendor.

    In the normal course of business to facilitate sales of its products, the Company indemnifies other parties, including customers, with respect to certain matters. The Company has agreed to hold the other party harmless against losses arising from a breach of representations or covenants, or from intellectual property infringement or other claims. These agreements may limit the time period within which an indemnification claim can be made and the amount of the claim.

In addition, the Company has entered into indemnification agreements with its officers and directors, and the Company's bylaws contain similar indemnification obligations to the Company's agents.

    It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. To date, payments made by the Company under these agreements have not had a material impact on the Company's operating results or financial position.

RELATED PARTY TRANSACTIONS

    The Company has entered into transactions with ESA Electronics Pte Ltd. ("ESA") in which the Company owned 12.5% of interest at May 31, 2004. ESA purchased goods from the Company of approximately $105,000, $163,000 and $711,000 during fiscal 2004, 2003 and 2002, respectively. In addition, the Company purchased goods from ESA of approximately $1.0 million in fiscal 2004 and none in fiscal 2003 and 2002. At May 31, 2004, the Company had amounts payable to ESA of approximately $935,000 and none at May 31, 2003.

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

    In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46(R) ("FIN 46(R)"), a revision of FASB Interpretation No. 46 ("FIN 46"). FIN 46(R) requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46(R) delays the implementation date for certain interests created or acquired prior to January 31, 2003, until the first interim or annual period ending after March 15, 2004. The adoption of FIN 46 (R) did not have any impact on the Company's financial position or results of operations.

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

    In March 2004, the FASB approved EITF Issue 03-6 "Participating Securities and the Two-Class Method under SFAS 128". EITF Issue 03-6 supersedes the guidance in Topic No. D-95, "Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share", and requires the use of the two-class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity's common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of APB No. 25 and SFAS No. 123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. As of May 31, 2004, we do not have any securities issued and outstanding subject to this pronouncement. Therefore, the adoption of EITF Issue 03-6 did not have any impact on the disclosure of earnings per share.

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

     FLUCTUATIONS IN OPERATING RESULTS. The Company has experienced and expects to continue to experience significant fluctuations in its quarterly and annual operating results. During fiscal 2004, 2003 and 2002, quarterly net sales have been as low as $2.8 million and as high as $5.9 million, and gross margins for quarterly sales have fluctuated between 32.9% and 50.4%. The Company's future operating results will depend upon a variety of factors, including sales volume, the timing of significant orders, the mix of products sold, changes in pricing by the Company, its competitors, customers or suppliers, the length of sales cycles for the Company's products, timing of new product announcements and releases by the Company and its competitors, market acceptance of new products and enhanced versions of the Company's products, capital spending patterns by customers, manufacturing inefficiencies associated with new product introductions by the Company, the Company's ability to produce systems and products in volume and meet customer requirements, product returns and customer acceptance of product shipments, volatility in the Company's targeted markets, political and economic instability, natural disasters, regulatory changes, possible disruptions caused by expanding existing facilities or moving into new facilities, expenses associated with acquisitions and alliances, and various competitive factors, including price-based competition, competition from vendors employing other technologies, and the amount of products sold under volume purchase arrangements, which tend to have lower selling prices. Accordingly, past performance may not be indicative of future performance.

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

    RECENT OPERATING LOSSES. The Company incurred loss from operations of $4.5 million, $4.7 million and $4.5 million in fiscal 2004, 2003 and 2002, respectively. The Company reported operating income in fiscal 2001 and from fiscal 1996 to 1998, due to increased net sales that were substantially the result of sales of new products, particularly sales of MTX systems. In fiscal 1998, the Company began to feel an industry slowdown due to uncertainties caused primarily by the financial crisis in Asia and DRAM overcapacity and therefore, recorded operating losses in fiscal 1999 and 2000. Although the Company reported operating income in fiscal 2001 as a whole, beginning in the second half of fiscal 2001, the Company experienced the result of a sharp and severe industry downturn and recorded operating losses in fiscal 2002, 2003 and 2004. There can be no assurance that the Company's net sales and operating results will not continue to be further impacted by this prolonged downturn in the semiconductor equipment market and global economy. Failure to become profitable may depress the market price of the Company's common stock and its ability to raise capital, if necessary.

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

    Market acceptance of the FOX system is subject to a number of risks. The Company must complete development of the FOX system and the manufacturing processes used to build it. Before a customer will incorporate the FOX system into a production line, lengthy qualification and correlation tests must be performed. The Company anticipates that potential customers may be reluctant to change their procedures in order to transfer burn-in and test functions to the FOX system. Initial purchases are expected to be limited to systems used for these qualifications and for engineering studies. Market acceptance of the FOX system also may be affected by a reluctance of IC manufacturers to rely on relatively small suppliers such as the Company. As is common with new complex products incorporating leading-edge technologies, the Company may encounter reliability, design and manufacturing issues as it begins volume production and initial installations of FOX systems at customer sites. While the Company places a high priority on addressing these issues as they arise, there can be no assurance that they can be resolved to the customer's satisfaction or that the resolution of such problems will not cause the Company to incur significant development costs or warranty expenses or to lose significant sales opportunities.

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

    Market acceptance of the MTX system is subject to a number of risks. Through the end of fiscal 2004, several companies purchased evaluation units of the MTX system, but only four customers have purchased production quantities. There are no long-term volume purchase commitments with any of these customers. There can be no assurance that these customers will continue to purchase MTX systems for their production facilities. Since most potential customers have successfully relied on memory testers for many years and their personnel understand the use and maintenance of such systems, the Company anticipates that they may be reluctant to change their procedures in order to transfer test functions to the MTX system. Before a customer will transfer test functions to the MTX, the test programs must be translated for use with the MTX system and lengthy correlation tests must be performed. Correlation testing may take up to six months or more. Furthermore, MTX system sales are expected to be primarily limited to new facilities and to existing facilities being upgraded to accommodate new product generations, such as the transition to new memory technologies, including the Double Data Rate DRAMs, DDR II DRAMs and newer generation flash memories. Construction of new facilities and upgrades of existing facilities have in some cases been delayed or canceled during periodic semiconductor industry downturns. Other companies have purchased MTX systems which are being used only in quality assurance and engineering applications. Market acceptance of the MTX system may also be affected by a reluctance of IC manufacturers to rely on relatively small suppliers such as the Company.

    The Company's future sales and operating results are also partially dependent on sales of performance test boards for use with the MTX system. Sales of PTBs by the Company and its licensees will depend upon the number of MTX systems operated by customers.

    CUSTOMER CONCENTRATION. The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and contract assemblers accounting for a substantial portion of the purchases of semiconductor equipment. Sales to the Company's five largest customers accounted for approximately 70.5%, 73.0% and 61.7% of its net sales in fiscal 2004, 2003 and 2002, respectively. During fiscal 2004, Texas Instruments Incorporated and FASL LLC. accounted for 33.8% and 17.8% of the Company's net sales, respectively. During fiscal 2003, Texas Instruments Incorporated and First International Computer, Inc. accounted for 45.3% and 10.7% of the Company's net sales, respectively. During fiscal 2002, Texas Instruments Incorporated, Formosa Advanced Technologies Co. Ltd. and ASE Test, Inc. accounted for 22.3%, 17.1% and 11.1% of the Company's net sales, respectively. No other customers represented more than 10% of the Company's net sales for any of such periods. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. In addition, sales to particular customers may fluctuate significantly from quarter to quarter.
The loss of or reduction or delay in orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect the Company's business, financial condition and operating results.

    LIMITED MARKET FOR BURN-IN SYSTEMS. Historically, a substantial portion of the Company's net sales were derived from the sale of dynamic burn-in systems. The management believes that the market for burn-in systems is mature and does not expect to have significant long-term growth. In general, process control improvements in the semiconductor industry have tended to reduce burn-in times. In addition, as a given IC product generation matures and yields increase, the required burn-in time may be reduced or eliminated. IC manufacturers, which historically have been the Company's primary customer base, increasingly outsource test and burn-in to independent test labs which often build their own systems. There can be no assurance that the market for burn-in systems will grow, and sales of the Company's burn-in products could decline.

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

    DEPENDENCE ON INTERNATIONAL SALES AND OPERATIONS. Approximately 84.5%, 73.0% and 62.7% of the Company's net sales for fiscal 2004, 2003 and 2002, respectively, were attributable to sales to customers for delivery outside of the United States. The Company operates sales, service and limited manufacturing organizations in Japan and Germany and a sales and support organization in Taiwan. The Company expects that sales of products for delivery outside of the United States will continue to represent a substantial portion of its future revenues. The future performance of the Company will depend, in significant part, upon its ability to continue to compete in foreign markets which in turn will depend, in part, upon a continuation of current trade relations between the United States and foreign countries in which semiconductor manufacturers or assemblers have operations. A change toward more protectionist trade legislation in either the United States or such foreign countries, such as a change in the current tariff structures, export compliance or other trade policies, could adversely affect the Company's ability to sell its products in foreign markets. In addition, the Company is subject to other risks associated with doing business internationally, including longer receivable collection periods and greater difficulty in accounts receivable collection, the burden of complying with a variety of foreign laws, difficulty in staffing and managing global operations, risks of civil disturbance or other events which may limit or disrupt markets, international exchange restrictions, changing political conditions and monetary policies of foreign governments.

    A substantial portion of the Company's sales has been in Asia. Turmoil in the Asian financial markets has resulted, and may result in the future, in dramatic currency devaluations, stock market declines, restriction of available credit and general financial weakness. In addition, DRAM prices in Asia have on occasion declined dramatically, and will likely do so again in the future. These developments may affect the Company in several ways. The Company believes that many international semiconductor manufacturers limited their capital spending (including the purchase of MTXs) in fiscal years 2003 and 2002, and that the uncertainty of the DRAM market may cause some manufacturers in the future to again delay capital spending plans. The economic conditions in Asia may also affect the ability of the Company's customers to meet their payment obligations, resulting in cancellations or deferrals of existing orders and the limitation of additional orders. In addition, Asian governments have subsidized some portion of fabrication construction. Financial turmoil may reduce these governments' willingness to continue such subsidies. Such developments could have a material adverse affect on the Company's business, financial condition and results of operations.

    Because a substantial portion of the Company's net sales is from sales of products for delivery outside the United States, an increase in the value of the U.S. Dollar relative to foreign currencies would increase the cost of the Company's products compared to products sold by local companies in such markets. Approximately 78.7%, 14.2% and 7.1% of the Company's net sales for fiscal 2004 were denominated in U.S. Dollars, Japanese Yen and Euros. Although a large percentage of sales to European customers is denominated in U.S. Dollars, substantially all sales to Japanese customers are denominated in Yen. Since the price is determined at the time a purchase order is accepted, the Company is exposed to the risks of fluctuations in the Yen-U.S. Dollar exchange rate during the lengthy period from the date a purchase order is received until payment is made. This exchange rate risk is partially offset to the extent the Company's Japanese subsidiary incurs expenses payable in Yen. To date, the Company has not invested in instruments designed to hedge currency risks. In addition, the Company's Japanese subsidiary typically carries debt or other obligations due to the

Company that may be denominated in either Yen or U.S. Dollars. Since the financial statements of the Japanese subsidiary are based in Yen and the financial statements of the Company are based in U.S. Dollars, the Japanese subsidiary and the Company recognize currency exchange gain or loss in any period in which the value of the Yen rises or falls in relation to the U.S. Dollar. The Company recorded currency exchange gains of $141,000 and $70,000 in fiscal 2004 and 2003, respectively. The Company experienced a currency exchange loss of $23,000 in fiscal 2002.

    A substantial portion of the world's manufacturers of memory devices are in Korea, Japan, Taiwan and China and growth in the Company's net sales depends in large part upon its ability to penetrate these markets. Both the Korean and Japanese markets are difficult for foreign companies to penetrate. The Company has served the Japanese market through its Japanese subsidiary, which has experienced limited success and has incurred operating losses in recent years. Sales into Korea have not been significant in recent years. Taiwan and China represent an increasingly important portion of the memory manufacturer market. The Company established a support organization in Taiwan in fiscal 2001 and subsequently added a sales function. The lack of local manufacturing may impede the Company's efforts to develop the Japanese, Korean, Taiwanese and Chinese markets. There can be no assurance that the Company's efforts in Japan, Korea, Taiwan or China will be successful or that the Company will be able to achieve and sustain significant sales to, or be able to successfully compete in, these markets.

    RAPID TECHNOLOGICAL CHANGE; IMPORTANCE OF TIMELY PRODUCT INTRODUCTION. The semiconductor equipment industry is subject to rapid technological change and new product introductions and enhancements. The Company's ability to remain competitive will depend in part upon its ability to develop new products and to introduce these products at competitive prices and on a timely and cost-effective basis. The Company's success in developing new and enhanced products depends upon a variety of factors, including product selection, timely and efficient completion of product design, timely and efficient implementation of manufacturing and assembly processes, product performance in the field and effective sales and marketing. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both future demand and the technology that will be available to supply that demand. Furthermore, introductions of new and complex products typically involve a period in which design, engineering and reliability issues are identified and addressed by the Company and its suppliers. This process in the past required and in the future is likely to require the Company to incur unreimbursed engineering expenses, and from time to time to experience warranty claims or product returns. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products that satisfy market demand. Any such failure would materially and adversely affect the Company's business, financial condition and results of operations.

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

    As is common with new complex and software-intensive products, the Company has encountered reliability, design and manufacturing issues as it began volume production and initial installations of certain products at customer sites. The Company places a high priority on addressing these issues as they arise. Certain of these issues in the past have been related to components and subsystems supplied to the Company by third parties which have in some cases limited the ability of the Company to address such issues promptly. In the early stages of product development, there can be no assurance that reliability, design and manufacturing issues will not be discovered or, that if such issues arise, they can be resolved to the customers' satisfaction or that the resolution of such problems will not cause the Company to incur significant development costs or warranty expenses or to lose significant sales opportunities.

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

    INTENSE COMPETITION. In each of the markets it serves, the Company faces competition from established competitors and potential new entrants, many of which have greater financial, engineering, manufacturing and marketing resources than the Company. The Company expects its competitors to continue to improve the performance of their current products and to introduce new products with improved price and performance characteristics. In addition, continuing consolidation in the semiconductor equipment industry, and potential future consolidation, could adversely affect the ability of smaller companies, such as the Company, to compete with larger, integrated competitors. New product introductions by the Company's competitors or by new market entrants could cause a decline in sales or loss of market acceptance of the Company's existing products. Increased competitive pressure could also lead to intensified price-based competition, resulting in lower prices which could adversely affect the Company's business, financial condition and operating results. The Company believes that to remain competitive it must invest significant financial resources in new product development and expand its customer service and support worldwide. There can be no assurance that the Company will be able to compete successfully in the future.

    The semiconductor equipment industry is intensely competitive. Significant competitive factors in the semiconductor equipment market include price, technical capabilities, quality, delivery lead-time, flexibility, automation, cost of ownership, reliability, throughput and customer service. In each of the markets it serves, the Company faces competition from established competitors and potential new entrants, many of which have greater financial, engineering, manufacturing and marketing resources than the Company.

    Because the Company's MTX system performs burn-in and many of the functional tests performed by traditional memory testers, the MTX system faces intense competition from burn-in system suppliers and traditional memory tester suppliers. The market for burn-in systems is highly fragmented, with many domestic and international suppliers. Some users, such as independent test labs, build their own burn-in systems, and some other users, particularly large Japanese IC manufacturers, acquire burn-in systems from captive or affiliated suppliers. Competing suppliers of burn-in and functional test systems include Japan Engineering Company, Reliability Incorporated and Dong-Il Corporation. In addition, suppliers of memory test equipment including Advantest Corporation and Teradyne, Inc. may seek to offer competitive parallel test systems in the future.

    The Company's MAX and ATX monitored and dynamic burn-in systems increasingly have faced and are expected to continue to face severe competition, especially from local, low cost manufacturers and from systems manufacturers that offer higher power dissipation per IC.

    The Company's FOX full wafer contact system is expected to face competition from larger systems manufacturers that have more advanced technological know-how and a broader range of manufacturing resources. Competing suppliers of full wafer contact system include Tokyo Electron Limited, Matsushita Electric Industrial Co., Ltd. and Delta V Instruments, Incorporated.

    The Company's DiePak products face significant competition. The Company believes that several companies have developed or are developing other products which are intended to enable burn-in and test of bare die. As the bare die market develops, the Company expects that other competitors will emerge. The DiePak products also face severe competition from other alternative test solutions. The Company expects that the primary competitive factors in this market will be cost, performance, reliability and assured supply. Competing suppliers of DiePak products include Yamaichi Electronics Co., Ltd.

    The Company's test fixture products face numerous competitors. There are limited barriers to entry into the BIB market, and as a result, many small companies design and manufacture BIBs, including BIBs for use with the Company's MAX and ATX systems. The Company's strategy is to provide only certain high performance BIBs, and the Company generally does not compete to supply low cost, low performance BIBs. The Company has a partnership with Pycon, Inc. whereby Pycon, Inc. designs, manufactures and sells the BIBs and the Company provides Pycon, Inc. with system know-how. Both companies jointly market and sell the BIBs and PTBs. There can be no assurance that the partnership will be successful. The Company has granted royalty-bearing licenses to several companies to make PTBs for use with the Company's MTX systems, in order to assure customers a second source of supply, and the Company may grant additional licenses as well. Sales of PTBs by licensees result in royalties to the Company but reduce the Company's own sales of PTBs.

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

    CYCLICALITY OF SEMICONDUCTOR INDUSTRY AND CUSTOMER PURCHASES; RISK OF CANCELLATIONS AND RESCHEDULINGS. The Company's operating results depend primarily upon the capital expenditures of semiconductor manufacturers, semiconductor contract assemblers and burn-in and test service companies worldwide, which in turn depend on the current and anticipated market demand for ICs and products utilizing ICs. The semiconductor and semiconductor equipment industries in general, and the market for DRAMs and other memory devices in particular, historically have been highly volatile and have experienced periodic downturns and slowdowns, which have had severe negative effects on the semiconductor industry's demand for semiconductor capital equipment, including test and burn-in systems manufactured and marketed by the Company. These downturns and slowdowns have adversely affected the Company's operating results in the past. In addition, the purchasing patterns of the Company's customers are also highly cyclical because most customers purchase the Company's products for use in new production facilities or for upgrading existing test lines for the introduction of next generation products. Construction of new facilities and upgrades of existing facilities have in some cases been delayed or canceled during the most recent semiconductor industry downturn. A large portion of the Company's net sales are attributable to a few customers and therefore a reduction in purchases by one or more customers could materially adversely affect the Company's financial results. There can be no assurance that the semiconductor industry will grow in the future at the same rates as it has grown historically. Any downturn or slowdown in the semiconductor industry would have a material adverse effect on the Company's business, financial condition and operating results. In addition, the need to maintain investment in research and development and to maintain customer service and support will limit the Company's ability to reduce its expenses in response to any such downturn or slowdown period.

    The semiconductor equipment manufacturing industry has historically been subject to a relatively high rate of purchase order cancellation by customers as compared to other high technology industry sectors. Manufacturing companies that are the customers of semiconductor equipment companies frequently revise, postpone and cancel capital facility expansion plans. In such cases, semiconductor equipment companies may experience a significant rate of cancellations and reschedulings of purchase orders. There can be no assurance that the Company will not be materially adversely affected by future cancellations and reschedulings.

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

Item 7a.  Quantitative and Qualitative Disclosures about Market Risks

    The Company considered the provisions of Financial Reporting Release No. 48 "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity instruments at May 31, 2004.

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

    A majority of the Company's revenue and capital spending is transacted in U.S. Dollars. The Company, however, enters into transactions in other currencies, primarily Japanese Yen. Substantially all sales to Japanese customers are denominated in Yen. Since the price is determined at the time a purchase order is accepted, the Company is exposed to the risks of fluctuations in the Yen-U.S. Dollar exchange rate during the lengthy period from purchase order to ultimate payment. This exchange rate risk is partially offset to the extent that the Company's Japanese subsidiary incurs expenses payable in Yen. To date, the Company has not invested in instruments designed to hedge currency risks. In addition, the Company's Japanese subsidiary typically carries debt or other obligations due to the Company that may be denominated in either Yen or U.S. Dollars. Since the Japanese subsidiary's financial statements are based in Yen and the Company's financial statements are based in U.S. Dollars, the Japanese subsidiary and the Company recognize foreign exchange gain or loss in any period in which the value of the Yen rises or falls in relation to the U.S. Dollar. A 10% decrease in the value of the Yen as compared with the U.S. Dollar would potentially result in an additional net loss of approximately $310,000.

Item 8.   Financial Statements and Supplementary Data


                                    INDEX


Consolidated Financial Statements of Aehr Test Systems

  Report of Independent Registered Public Accounting Firm ............     29

  Consolidated Balance Sheets at May 31, 2004 and 2003................     30

  Consolidated Statements of Operations for the years
    ended May 31, 2004, 2003 and 2002.................................     31

  Consolidated Statements of Shareholders' Equity and
    Accumulated Other Comprehensive Income for the years
    ended May 31, 2004, 2003 and 2002.................................     32

  Consolidated Statements of Cash Flows for the years ended
    May 31, 2004, 2003 and 2002.......................................     33

  Notes to Consolidated Financial Statements..........................     34

  Selected Quarterly Consolidated Financial Data (Unaudited)..........     46

Financial Statement Schedule

  Schedule for the years ended May 31, 2004, 2003, 2002

Schedule II  Valuation and Qualifying Accounts........................     47

  Financial statement schedules not listed above are either omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or in the Notes thereto.

                                  REPORT OF
                INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of Aehr Test Systems:


    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, consolidated statements of shareholder's equity and accumulated other comprehensive income, and consolidated statements of cash flows present fairly, in all material respects, the financial position of Aehr Test Systems and its subsidiaries at May 31, 2004 and May 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

San Jose, California
August 30, 2004

                       AEHR TEST SYSTEMS AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     May 31,
                                                            -------------------------
                                                                2004           2003
                                                            ----------     ----------
ASSETS

Current assets:
  Cash and cash equivalents ..........................         $ 4,641        $ 8,362
  Short-term investments .............................           5,892          2,429
  Accounts receivable, net of allowance for doubtful
    accounts of $92 and $87 at May 31, 2004 and
    2003, respectively ...............................           4,205          2,889
  Inventories ........................................           7,989          9,247
  Refundable income taxes.............................              --          1,248
  Prepaid expenses and other .........................             492            392
                                                            ----------     ----------
      Total current assets ...........................          23,219         24,567

Property and equipment, net ..........................           1,289          1,515
Long-term investments ................................           1,292            607
Other assets, net ....................................           1,012          1,558
                                                            ----------     ----------
      Total assets ...................................         $26,812        $28,247
                                                            ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...................................         $ 1,838        $   748
  Accrued expenses ...................................           2,100          1,739
  Deferred revenue ...................................             337            106
                                                            ----------     ----------
      Total current liabilities ......................           4,275          2,593

Deferred revenue .....................................              26             30
Accrued lease commitment .............................             307            279
                                                            ----------     ----------
      Total liabilities ..............................           4,608          2,902
                                                            ----------     ----------
Commitments and contingencies (Note 7).

Shareholders' equity:
  Preferred stock, $.01 par value:
    Authorized: 10,000 shares;
    Issued and outstanding: none .....................              --             --
  Common stock, $.01 par value:
    Authorized: 75,000 shares;
    Issued and outstanding: 7,389 shares and 7,157
      shares at May 31, 2004 and 2003, respectively ..              74             72
  Additional paid-in capital .........................          37,322         36,364
  Accumulated other comprehensive income ...........             1,379          1,521
  Accumulated deficit ................................         (16,571)       (12,612)
                                                            ----------     ----------
      Total shareholders' equity .....................          22,204         25,345
                                                            ----------     ----------
      Total liabilities and shareholders' equity .....         $26,812        $28,247
                                                            ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                      AEHR TEST SYSTEMS AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          Year Ended May 31,
                                                   --------------------------------
                                                       2004       2003       2002
                                                   ---------- ---------- ----------
Net sales.....................................        $15,800    $15,092    $12,568
Cost of sales.................................         10,092      9,354      6,488
                                                   ---------- ---------- ----------
Gross profit..................................          5,708      5,738      6,080
                                                   ---------- ---------- ----------
Operating expenses:
  Selling, general and administrative.........          5,572      5,919      6,547
  Research and development....................          4,645      4,543      4,036
                                                   ---------- ---------- ----------
    Total operating expenses..................         10,217     10,462     10,583
                                                   ---------- ---------- ----------
Loss from operations..........................         (4,509)    (4,724)    (4,503)

Interest income...............................            333        252        520
Other income (expense), net...................            293       (146)       (43)
                                                   ---------- ---------- ----------
Loss before income taxes......................         (3,883)    (4,618)    (4,026)

Income tax expense (benefit)..................             76        (74)     1,241
                                                   ---------- ---------- ----------
Net loss......................................         (3,959)    (4,544)    (5,267)
                                                   ---------- ---------- ----------
Other comprehensive income (loss), net of tax:
  Foreign currency translation
    income (expense)..........................           (126)        27         24
  Unrealized holding losses arising
    during the year...........................            (16)        --        (17)
                                                   ---------- ---------- ----------
Comprehensive loss............................        $(4,101)   $(4,517)   $(5,260)
                                                   ========== ========== ==========

Net loss per share
  Basic.......................................        $ (0.55)   $ (0.63)   $ (0.74)
  Diluted.....................................        $ (0.55)   $ (0.63)   $ (0.74)

Shares used in per share calculation
  Basic.......................................          7,248      7,161      7,151
  Diluted.....................................          7,248      7,161      7,151

  The accompanying notes are an integral part of these consolidated financial statements.

                                      AEHR TEST SYSTEMS AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  AND ACCUMULATED OTHER COMPREHENSIVE INCOME
                                               (IN THOUSANDS)

                                                                            Accumulated Other
                                                                           Comprehensive Income
                                                                  Notes    ---------------------
                                   Common Stock   Additional   Receivable  Unrealized Cumulative
                                -----------------   Paid-in       From     Investment Translation Accumulated
                                 Shares    Amount   Capital   Shareholders Gain(Loss) Adjustment     Deficit   Total
                                -------   -------   -------    ----------  --------   ---------    ---------- -------
Balances, May 31, 2001            7,116       71     36,134       (84)         19       1,468        (2,801)   34,807

  Issuance of common stock
    under employee plans......      104        1        394        --          --          --            --       395
  Repurchase of common stock..      (36)      --       (141)       --          --          --            --      (141)
  Note receivable from
    shareholders..............       --       --         --        84          --          --            --        84

  Net loss....................       --       --         --        --          --          --        (5,267)   (5,267)
  Net unrealized loss on
    investments...............       --       --         --        --         (17)         --            --       (17)
  Foreign currency
    translation adjustment....       --       --         --        --          --          24            --        24
                                                                                                              -------
  Comprehensive loss..........                                                                                 (5,260)
                                 -------  -------   -------     -------   -------     -------      --------   -------
Balances, May 31, 2002            7,184       72     36,387        --           2       1,492        (8,068)   29,885

  Issuance of common stock
    under employee plans......       51       --        159        --          --          --            --       159
  Repurchase of common stock..      (78)      --       (182)       --          --          --            --      (182)

  Net loss....................       --       --         --        --          --          --        (4,544)   (4,544)
  Foreign currency
    translation adjustment....       --       --         --        --          --          27            --        27
                                                                                                              -------
  Comprehensive loss..........                                                                                 (4,517)
                                 -------  -------   -------     -------   -------     -------      --------   -------
Balances, May 31, 2003            7,157      $72    $36,364      $ --        $  2      $1,519      $(12,612)  $25,345

  Issuance of common stock
    under employee plans......      232        2        958        --          --          --            --       960

  Net loss....................       --       --         --        --          --          --        (3,959)   (3,959)
  Net unrealized loss on
    investments...............       --       --         --        --         (16)         --            --       (16)
  Foreign currency
    translation adjustment....       --       --         --        --          --        (126)           --      (126)
                                                                                                              -------
  Comprehensive loss..........                                                                                 (4,101)
                                 -------  -------   -------     -------   -------     -------      --------   -------
Balances, May 31, 2004            7,389      $74    $37,322      $ --        $(14)     $1,393      $(16,571)  $22,204
                                 =======  =======   =======     =======   =======     =======      ========   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                      AEHR TEST SYSTEMS AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                           Year Ended May 31,
                                                   ---------------------------------
                                                      2004        2003        2002
                                                   ---------   ---------   ---------
Cash flows from operating activities:
  Net loss......................................     $(3,959)    $(4,544)    $(5,267)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Loss on impairment of an investment.........         134         365          --
    Provision for doubtful accounts.............           5          15         (64)
    Loss on disposition of
      property and equipment....................          21          --          79
    Depreciation and amortization...............         384         582         662
    Deferred income taxes.......................          --          --       1,613
    Changes in operating assets and liabilities:
      Accounts receivable.......................      (1,274)        268       2,687
      Inventories...............................       1,278         (64)      1,497
      Accounts payable..........................         852        (246)       (289)
      Accrued expenses and deferred revenue.....         582        (985)       (559)
      Accrued lease commitment..................          28          55          78
      Other current assets......................       1,149         739        (663)
                                                   ---------   ---------   ---------
        Net cash used in
          operating activities..................        (800)     (3,815)       (226)
                                                   ---------   ---------   ---------
Cash flows from investing activities:
    (Increase) decrease in short-
      term investments..........................      (3,463)      5,574      (4,239)
    (Increase) decrease in long-
      term investments..........................        (701)       (607)      2,250
    Additions to property and equipment.........        (159)       (261)       (954)
    (Increase) decrease in other assets.........         416         (87)        (19)
                                                   ---------   ---------   ---------
        Net cash (used in) provided by
          investing activities..................      (3,907)      4,619      (2,962)
                                                   ---------   ---------   ---------
Cash flows from financing activities:
    Proceeds from issuance of common stock
      and exercise of stock options.............         960         159         395
    Repayment of notes from shareholders........          --          --          84
    Repurchase of common stock..................          --        (182)       (141)
                                                   ---------   ---------   ---------
        Net cash provided by (used in)
          financing activities..................         960         (23)        338
                                                   ---------   ---------   ---------

Effect of exchange rates on cash................          26          96         (56)
                                                   ---------   ---------   ---------
        Net increase (decrease) in cash and
          cash equivalents......................      (3,721)        877      (2,906)

Cash and cash equivalents, beginning of year....       8,362       7,485      10,391
                                                   ---------   ---------   ---------
Cash and cash equivalents, end of year..........     $ 4,641     $ 8,362     $ 7,485
                                                   =========   =========   =========

Supplemental cash flow information:
    Cash paid during the year for:
      Income taxes .............................         $17         $40         $43

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

CONSOLIDATION:

    The financial statements include the accounts of the Company and both its wholly-owned and majority-owned foreign subsidiaries. Intercompany accounts and transactions have been eliminated. The Company's 12.5% interest in ESA Electronics Pte Ltd. ("ESA"), a Singapore company, is accounted for under the cost method.

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

CASH EQUIVALENTS AND INVESTMENTS:

    Cash equivalents consist of money market instruments, commercial paper and other highly liquid investments purchased with an original maturity of three months or less. Investments not classified as cash equivalents are classified as available-for-sale. Investments in available-for-sale securities are reported at fair value with unrealized gains and losses, net of tax, if any, included as a component of shareholders' equity.

CONCENTRATION OF CREDIT RISK:

    The Company sells its products primarily to semiconductor manufacturers in North America, the Far East, and Europe. As of May 31, 2004, approximately 10%, 86% and 4% of accounts receivable are from customers located in the United States, the Far East and Europe, respectively. As of May 31, 2003, approximately 16%, 81% and 3% of accounts receivable are from customers located in the United States, the Far East and Europe, respectively. Two customers accounted for 48% and 30% of accounts receivable at May 31, 2004, and three customers accounted for 38%, 35% and 14% of accounts receivable at May 31, 2003. Two customers accounted for 34% and 18% of net sales in fiscal 2004, respectively and two customers accounted for 45% and 11% of net sales in fiscal 2003, respectively. Three customers accounted for 22%, 17% and 11% of net sales in fiscal 2002, respectively. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses and such losses have been within management's expectations.
The Company uses letter of credit terms for some of its international customers.

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

STRATEGIC INVESTMENTS:

     The Company invests in debt and equity of private companies as part of its business strategy. These investments are carried at cost and are included in "Other Assets" in the consolidated balance sheets. If the Company determines that an other-than-temporary decline exists in the fair value of an investment, the Company writes down the investment to its fair value and records the related write-down as an investment loss in "Other Income (Expense)" in its consolidated statement of operations. For the years ended May 31, 2004 and May 31, 2003, the Company wrote-down one of its strategic investments by $134,000 and $365,000, respectively. At May 31, 2004 and 2003, the carrying value of the strategic investments was $586,000 and $1.1 million, respectively.

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

Furniture and fixtures..........................  2 to 15 years

Machinery and equipment.........................  4 to 11 years

Test equipment..................................  4 to 11 years

GOODWILL:

    The Company adopted the provisions of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," effective June 1, 2002. In accordance with SFAS 142, the Company ceased the amortization of goodwill as of June 1, 2002. Net goodwill included in "Other Assets" in the consolidated balance sheets at May 31, 2004 and May 31, 2003 was $274,000. In accordance with the provisions of SFAS 142, the Company performed an initial test of goodwill impairment. The test indicated no impairment of the Company's goodwill as of June 1, 2002, the initial date of adopting SFAS 142. In accordance with the provisions of SFAS 142, the Company performed an annual goodwill impairment test on May 31, 2004 and it indicated no impairment of the Company's goodwill as of that date.

REVENUE RECOGNITION:

    The Company's selling arrangements may include contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. As a result, effective June 1, 2000, to comply with the provisions of SAB 101, the Company recognizes revenue upon shipment of products or services rendered and defers recognition of revenue for any amounts subject to acceptance until such acceptance occurs. The amount of revenue deferred is the greater of the fair value of the undelivered element or the contractually agreed to amounts. Royalty revenue related to Performance Test Boards licensing income is recognized when paid by the licensee. This income is recorded in net sales. Provisions for the estimated future cost of warranty is recorded at the time the products are shipped. Prior to June 1, 2000, revenue for all products except royalties was recognized upon shipment of product provided no significant obligations remained and collectibility was assured.

PRODUCT DEVELOPMENT COSTS AND CAPITALIZED SOFTWARE:

    Costs incurred in the research and development of new products or systems are charged to operations as incurred.

    Costs incurred in the development of software programs for the Company's products are charged to operations as incurred until technological feasibility of the software has been established. Generally, technological feasibility is established when the software module performs its primary functions described in its original specifications, contains features required for it to be usable in a production environment, is completely documented and the related hardware portion of the product is complete. After technological feasibility is established, any additional costs are capitalized. Capitalized costs are amortized over the estimated life of the related software product using the greater of the units of sales or straight-line methods over ten years. No system software development costs were capitalized or amortized in fiscal 2004, 2003 and 2002.

    During 1994, the Company entered into a cost-sharing research agreement with the Defense Advanced Research Projects Agency ("DARPA"), a U.S. government agency, under which DARPA provided co-funding up to a maximum amount of $6.5 million during fiscal 1994 through September 2000 for the development of a new product that would allow for burn-in and test at the wafer level. Payments from DARPA were received upon DARPA's approval of the achievement by the Company of milestones as outlined in the contract. The Company recognized such reimbursements as a reduction to research and development expenses in an amount equal to actual reimbursable project costs incurred. In January 2001, the Company completed this $6.5 million multi-year research and development agreement with DARPA. At May 31, 2004, May 31, 2003 and May 31, 2002, no outstanding payments were due from DARPA.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

    Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, short-term investments, long-term investments, accounts receivable, accounts payable and accrued expenses approximate fair value due to their short maturities.

    The Company's investments are composed primarily of government and corporate fixed income securities, certificates of deposit and commercial paper. Long-term investments mature after one year but less than two years. While it is the Company's general intent to hold such securities until maturity, management will occasionally sell certain securities for cash flow purposes. Therefore, the Company's investments are classified as available-for-sale and are carried at fair value. Through May 31, 2004, no material losses had been experienced on such investments.

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

                                                           Year Ended May 31,
                                                ----------------------------------
                                                   2004        2003        2002
                                                ----------  ----------  ----------
                                               (in thousands, except per share data)
Net loss -- as reported........................    $(3,959)    $(4,544)    $(5,267)
Add: Stock-based employee compensation
     expense included in reported net loss,
     net of related tax effects................         --          --          --

Deduct: Total stock-based employee
        compensation expense determined
        under fair value based method for
        all awards, net of related tax effects.       (597)       (816)     (1,244)
                                                ----------  ----------  ----------
Net loss -- pro forma..........................    $(4,556)    $(5,360)    $(6,511)
                                                ==========  ==========  ==========
Net loss per share -- as reported:
  Basic........................................    $ (0.55)    $ (0.63)    $ (0.74)
  Diluted......................................    $ (0.55)    $ (0.63)    $ (0.74)
Net loss per share -- pro forma:
  Basic........................................    $ (0.63)    $ (0.75)    $ (0.91)
  Diluted......................................    $ (0.63)    $ (0.75)    $ (0.91)

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

    The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

                                                Year Ended May 31,
                                       ----------------------------------
                                          2004        2003        2002
                                       ----------  ----------  ----------
Risk-free Interest Rates.............     3.12%       3.12%       4.40%
Expected Life........................    5 years     5 years     5 years
Volatility...........................      82%         81%         84%
Dividend Yield.......................      --          --          --

    The weighted average expected life was calculated based on the exercise behavior. The weighted average fair value of those options granted in 2004, 2003 and 2002 was $3.16, $2.45 and $2.55, respectively.

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

    In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                    Year Ended May 31,
                                             --------------------------------
                                                 2004       2003       2002
                                             ---------- ---------- ----------
Net loss available to common shareholders:

Numerator: Net loss.........................   $(3,959)   $(4,544)   $(5,267)
                                             ---------- ---------- ----------
Denominator for basic loss per share:
  Weighted-average shares outstanding ......     7,248      7,161      7,151

Effect of dilutive securities:
    Employee stock options..................        --         --         --
                                             ---------- ---------- ----------
Denominator for diluted loss per share......     7,248      7,161      7,151
                                             ---------- ---------- ----------

Basic loss per share........................    $(0.55)    $(0.63)    $(0.74)
                                              =========  =========  =========
Diluted loss per share......................    $(0.55)    $(0.63)    $(0.74)
                                              =========  =========  =========

    Stock options to purchase 1,096,000, 1,214,000 and 1,154,000 shares of common stock were outstanding in fiscal 2004, 2003 and 2002, respectively, but were not included in the computation of diluted loss per share because the inclusion of such shares would be anti-dilutive.

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

    In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46(R) ("FIN 46(R)"), a revision of FASB Interpretation No. 46 ("FIN 46"). FIN 46(R) requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46(R) delays the implementation date for certain interests created or acquired prior to January 31, 2003, until the first interim or annual period ending after March 15, 2004. The adoption of FIN 46 (R) did not have any impact on the Company's financial position or results of operations.

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

    In March 2004, the FASB approved EITF Issue 03-6 "Participating Securities and the Two-Class Method under SFAS 128". EITF Issue 03-6 supersedes the guidance in Topic No. D-95, "Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share", and requires the use of the two-class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity's common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of APB No. 25 and SFAS No. 123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. As of May 31, 2004, we do not have any securities issued and outstanding subject to this pronouncement. Therefore, the adoption of EITF Issue 03-6 did not have any impact on the disclosure of earnings per share.

2. INVENTORIES:

     Inventories are comprised of the following (in thousands):

                                                   May 31,
                                         -------------------------
                                             2004         2003
                                         ------------ ------------
Raw materials and subassemblies.........      $3,250       $3,845
Work in process.........................       4,623        4,694
Finished goods..........................         116          708
                                         ------------ ------------
                                              $7,989       $9,247
                                         ============ ============

3. PROPERTY AND EQUIPMENT:

    Property and equipment comprise (in thousands):

                                                   May 31,
                                         -------------------------
                                             2004         2003
                                         ------------ ------------
Leasehold improvements..................       $1,094       $1,094
Furniture and fixtures..................        2,658        2,633
Machinery and equipment.................        2,272        2,381
Test equipment..........................        1,952        1,890
                                         ------------ ------------
                                                7,976        7,998
Less: Accumulated depreciation
  and amortization......................       (6,687)      (6,483)
                                         ------------ ------------
                                               $1,289       $1,515
                                         ============ ============

4.  GOODWILL:

    The Company adopted the provisions of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," effective June 1, 2002. In accordance with SFAS 142, the Company ceased the amortization of goodwill as of June 1, 2002. Net goodwill at May 31, 2004 and May 31, 2003 was $274,000.

    The following table summarizes the impact of adopting SFAS 142 on the net loss and net loss per share as adjusted to exclude amortization of goodwill for the fiscal years ended May 31, 2004, May 31, 2003 and May 31, 2002 as reported in the accompanying Consolidated Financial Statements (in thousands, except per share amounts):

                                                       Year Ended
                                                         May 31,
                                           ---------------------------------
                                              2004        2003        2002
                                           ---------   ---------   ---------
Reported net loss......................      $(3,959)    $(4,544)    $(5,267)
Goodwill amortization..................           --          --          48
                                             -------     -------      ------
Adjusted net loss......................      $(3,959)    $(4,544)    $(5,219)
                                             -------     -------      ------

Basic and diluted net loss per share:
Reported net loss per share............      $ (0.55)    $ (0.63)    $ (0.74)
Goodwill amortization..................           --          --        0.01
Adjusted net loss per share............      $ (0.55)    $ (0.63)    $ (0.73)

    In accordance with the provisions of SFAS 142, the Company performed an initial test of goodwill impairment. The test indicated no impairment of the Company's goodwill as of June 1, 2002, the initial date of adopting SFAS 142. In accordance with the provisions of SFAS 142, the Company performed an annual goodwill impairment test on May 31, 2004 and it indicated no impairment of the Company's goodwill as of that date.

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

                                                         Year ended
                                                           May 31,
                                                  -------------------------
                                                      2004         2003
                                                  ------------ ------------
                                                          (in thousands)
Balance at the beginning of the year............          $111         $141
Accruals for warranties issued during the year..           202          153
Accruals related to pre-existing warranties
 (including changes in estimates)...............            --           --
Settlements made during the year
 (in cash or in kind)...........................          (167)        (183)
                                                  ------------ ------------
Balance at the end of the year..................          $146         $111
                                                  ============ ============

6. ACCRUED EXPENSES:

    Accrued expenses comprise (in thousands):

                                                   May 31,
                                         -------------------------
                                             2004         2003
                                         ------------ ------------
Commissions and bonuses.................       $  392       $  444
Taxes Payable...........................          443          443
Payroll related.........................          554          404
Warranty................................          146          111
Other...................................          565          337
                                         ------------ ------------
                                               $2,100       $1,739
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

    Minimum annual rentals payments under operating leases in each of the next five fiscal years and thereafter are as follows (in thousands):

2005....................................        $823
2006....................................         779
2007....................................         791
2008....................................         819
2009....................................         847
Thereafter..............................         504

    Rental expense for the years ended May 31, 2004, 2003 and 2002 was approximately $855,000, $887,000 and $943,000, respectively.

    At May 31, 2004, the Company had a $50,000 certificate of deposit held by a financial institution representing a security deposit for its United States manufacturing and office space lease.

    In the normal course of business to facilitate sales of its products, the Company indemnifies other parties, including customers, with respect to certain matters. The Company has agreed to hold the other party harmless against losses arising from a breach of representations or covenants, or from intellectual property infringement or other claims. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its officers and directors, and the Company's bylaws contain similar indemnification obligations to the Company's agents.

    It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. To date, payments made by the Company under these agreements have not had a material impact on the Company's operating results or financial position.

8. CAPITAL STOCK:

PREFERRED STOCK:

    The Board of Directors is authorized to determine the rights of the preferred shareholders.

STOCK OPTIONS:

    The Company has reserved 1,721,869 shares of common stock for issuance to employees and consultants under its 1996 stock option plan. The plan provides that qualified options be granted at an exercise price equal to the fair market value at the date of grant, as determined by the Board of Directors (85% of fair market value in the case of non-statutory options and purchase rights and 110% of fair market value in certain circumstances). Options generally expire within seven years from date of grant. Most options become exercisable in increments over a four-year period from the date of grant. Options to purchase approximately 783,375, 805,883 and 601,083 shares were exercisable at May 31, 2004, May 31, 2003 and May 31, 2002, respectively.

    Activity under the Company's stock option plans was as follows (in thousands, except per share data):

                                                    Outstanding Options
                                         ----------------------------------------
                                                                       Weighted
                                                          Number        Average
                                           Available        of         Exercise
                                            Shares        Shares         Price
                                         ------------  ------------  ------------
Balances, May 31, 2001...............         112         1,104          $5.51

  Additional shares reserved.........         300            --
  Options granted....................        (177)          177          $4.46
  Options terminated.................         113          (113)         $6.03
  Options exercised..................          --           (14)         $3.88
                                         ------------  ------------  ------------
Balances, May 31, 2002...............         348         1,154          $5.32

  Additional shares reserved.........          --            --
  Options granted....................        (198)          198          $3.86
  Options terminated.................         138          (138)         $5.56
  Options exercised..................          --            --             --
                                         ------------  ------------  ------------
Balances, May 31, 2003...............         288         1,214          $5.05

  Additional shares reserved.........         400            --
  Options granted....................        (201)          201          $3.16
  Options terminated.................         139          (139)         $5.50
  Options exercised..................          --          (180)         $4.79
                                         ------------  ------------  ------------
Balances, May 31, 2004...............         626         1,096          $4.69
                                         ============  ============

    The following table summarizes information with respect to stock options at May 31, 2004:

                             Options Outstanding            Options Exercisable
                     -----------------------------------  -----------------------
                                   Weighted
                        Number      Average    Weighted      Number     Weighted
                     Outstanding   Remaining   Average    Exercisable   Average
      Range of            at      Contractual  Exercise        at       Exercise
  Exercise Prices    May 31, 2004 Life (Years)  Price     May 31, 2004   Price
-------------------- ------------ ----------- ----------  ------------ ----------
   $2.49 - $3.35         184,306      5.93      $2.89          60,089     $2.83
   $3.79 - $4.06         260,624      4.08      $3.95         176,996     $3.93
   $4.08 - $4.50         182,735      3.99      $4.41         125,852     $4.40
   $4.51 - $6.00         265,563      2.29      $5.56         238,093     $5.63
   $6.25 - $6.75         202,500      2.09      $6.40         182,345     $6.42
                     ------------                         ------------
   $2.49 - $6.75       1,095,728      3.58      $4.69         783,375     $5.02
                     ============                         ============

9.  EMPLOYEE BENEFIT PLANS:

EMPLOYEE STOCK BONUS PLAN:

    The Company has a noncontributory, trusteed employee stock bonus plan for full-time employees who have completed three consecutive months of service and for part-time employees who have completed one year of service and have attained an age of 21. The Company can contribute either shares of the Company's stock or cash to the plan. The contribution is determined annually by the Company and cannot exceed 15% of the annual aggregate salaries of those employees eligible for participation in the plan. Individuals' account balances vest at a rate of 25% per year commencing upon completion of three years of service. Non-vested balances, which are forfeited, are allocated to the remaining employees in the plan. Contributions made to the plan during fiscal 2004, 2003 and 2002 were $60,000, $60,000 and $60,000, respectively.

401(K) PLAN:

    The Company maintains a defined contribution savings plan (the "401(k) Plan") to provide retirement income to all qualified employees of the Company. The 401(k) Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan is funded by voluntary pre-tax contributions from employees. Contributions are invested, as directed by the participant, in investment funds available under the 401(k) Plan. The Company is not required to make, and did not make during fiscal 2004, 2003 and 2002, any contributions to the Plan.

EMPLOYEE STOCK PURCHASE PLAN:

    The Company's Board of Directors adopted the 1997 Employee Stock Purchase Plan in June 1997. A total of 400,000 shares of Common Stock have been reserved for issuance under the plan. The plan has consecutive, overlapping, twenty-four month offering periods. Each twenty-four month offering period includes four six month purchase periods. The offering periods generally begin on the first trading day on or after April 1 and October 1 each year, except that the first such offering period commenced with the effectiveness of the Company's initial public offering and ended on the last trading day on or before March 31, 1999. Shares are purchased through employee payroll deductions at exercise prices equal to 85% of the lesser of the fair market value of the Company's Common Stock at either the first day of an offering period or the last day of the purchase period. If a participant's rights to purchase stock under all employee stock purchase plans of the Company accrue at a rate which exceeds $25,000 worth of stock for a calendar year, such participant may not be granted an option to purchase stock under the 1997 Employee Stock Purchase Plan. The maximum number of shares a participant may purchase during a single purchase period is determined by dividing $12,500 by the fair market value of a share of the Company's Common Stock on the first day of the then current offering period. To date, 282,166 shares have been issued under the plan.

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

11.  INCOME TAXES:
    Domestic and foreign components of pretax income (loss) are as follows (in thousands):

                                            Year Ended May 31,
                                   --------------------------------------
                                        2004         2003         2002
                                   ------------ ------------ ------------
Domestic..........................     $(4,194)     $(4,257)      $(2,763)
Foreign...........................         311         (361)       (1,263)
                                   ------------ ------------ ------------
                                       $(3,883)     $(4,618)      $(4,026)
                                   ============ ============ ============

    The provision for (benefit from) income taxes consists of the following (in thousands):

                                            Year Ended May 31,
                                   --------------------------------------
                                       2004          2003         2002
                                   ------------ ------------ ------------
Federal income taxes:
  Current.........................       $   --       $   --       $ (418)
  Deferred........................           --           --        1,331
State income taxes:
  Current.........................           20           20           20
  Deferred........................           --           --          282
Foreign income taxes:
  Current.........................           56          (94)          26
                                   ------------ ------------ ------------
                                         $   76       $  (74)      $1,241
                                   ============ ============ ============

    The Company's effective tax rate differs from the U.S. federal statutory tax rate, as follows:

                                            Year Ended May 31,
                                   --------------------------------------
                                       2004          2003         2002
                                   ------------ ------------ ------------
U.S. Federal statutory tax rate...      (34.0)%      (34.0)%      (34.0)%
State taxes, net of federal tax
  effect..........................        0.5          0.3          0.3
Other.............................       (1.2)         1.4          5.9
Income from equity investment.....       (2.8)         0.6         (0.4)
Net operating losses not
  benefited.......................       39.3         30.1         59.0
                                   ------------ ------------ ------------
Effective tax rate................        1.8 %       (1.6)%       30.8 %
                                   ============ ============ ============

    The components of the net deferred tax asset (liability) are as follows (in thousands):

<CAPTION
                                                           May 31,
                                                -------------------------
                                                    2004          2003
                                                ------------ ------------
  Net operating losses.....................          $4,653       $4,545
  Credit carryforwards.....................           1,276        1,091
  Inventory reserves.......................           2,050        1,903
  Reserves and accruals....................             443          313
  Other....................................           1,354        1,113
                                                ------------ ------------
                                                      9,776        8,965

Less: Valuation allowance..................          (9,776)      (8,965)
                                                ------------ ------------
Net deferred tax asset.....................          $   --       $   --
                                                ============ ============

    In the year ended May 31, 2004, a full valuation allowance has been provided for the Company's deferred tax assets as management cannot conclude, based on available objective evidence, that it is more likely than not the deferred tax assets will be realized.

    At May 31, 2004, the Company has federal and state net operating loss carryforwards of approximately $10.4 million and $1.1 million, respectively. At May 31, 2004, the Company also has federal and state tax credit carryforwards of approximately $480,000 and $1.0 million, respectively. These carryforwards will expire commencing in 2012. These carryforwards may be subject to certain limitations on annual utilization in case of a change in ownership, as defined by tax law.

    Foreign net operating loss carryforwards of approximately $2.3 million are available to reduce future foreign taxable income. Some of the foreign net operating losses will begin to expire beginning 2005 through 2009.

12.  OTHER INCOME (EXPENSE), NET:

    Other income (expense), net comprises the following (in thousands):

                                            Year Ended May 31,
                                   --------------------------------------
                                       2004         2003         2002
                                   ------------ ------------ ------------
Foreign exchange gain (loss)......        $ 141        $  70        $ (23)
Loss on impairment of
  an investment ..................         (134)        (365)          --
Income from equity investment.....           --           85           46
Income from a sale of investment..          320           --           --
Other, net........................          (34)          64          (66)
                                   ------------ ------------ ------------
                                          $ 293        $(146)       $ (43)
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

                                    United                        Adjust-
                                    States     Asia     Europe     ments     Total
                                   --------- --------- --------- --------- ---------
2004:
  Net sales......................   $13,473    $2,701    $1,827  $ (2,201)  $15,800
  Portion of U.S. net sales
    from export sales............    11,031       --        --        --     11,031
  Income (loss) from operations..    (4,725)      129        97       (10)   (4,509)
  Identifiable assets............    34,811     2,372       745   (11,116)   26,812
  Long-lived assets..............     1,023       253        13       --      1,289

2003:
  Net sales......................   $13,977    $  661    $1,365  $   (911)  $15,092
  Portion of U.S. net sales
    from export sales............     9,885       --        --        --      9,885
  Income (loss) from operations..    (4,445)     (478)       57       142    (4,724)
  Identifiable assets............    36,903       959       773   (10,388)   28,247
  Long-lived assets..............     1,239       259        17       --      1,515

2002:
  Net sales......................   $11,458    $  659    $  930  $   (479)  $12,568
  Portion of U.S. net sales
    from export sales............     6,775       --        --        --      6,775
  Income (loss) from operations..    (3,974)     (737)       49       159    (4,503)
  Identifiable assets............    41,286     1,324       485    (9,277)   33,818
  Long-lived assets..............     2,062       275        19       --      2,356

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

14.  RELATED PARTY TRANSACTIONS:

    The Company has entered into transactions with ESA Electronics Pte Ltd. ("ESA") in which the Company owned 12.5% of interest at May 31, 2004. ESA purchased goods from the Company of approximately $105,000, $163,000 and $711,000 during fiscal 2004, 2003 and 2002, respectively. In addition, the Company purchased goods from ESA of approximately $1.0 million in fiscal 2004 and none in fiscal 2003 and 2002. At May 31, 2004, the Company had amounts payable to ESA of approximately $935,000 and none at May 31, 2003.

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

    The following table (presented in thousands, except per share data) sets forth selected unaudited consolidated statements of operations data for each of the four quarters of the fiscal years ended May 31, 2004 and May 31, 2003. The unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in the Company's opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period and should be read in conjunction with the audited consolidated financial statements of the Company's and the notes thereto included elsewhere herein.

                                                       Three Months Ended
                                         ------------------------------------------
                                          Aug. 31,   Nov. 30,   Feb. 29,    May 31,
                                            2003       2003       2004       2004
                                         ---------  ---------  ---------  ---------
Net sales...............................   $4,169     $3,593    $ 2,166     $5,872
Gross profit............................   $1,626     $1,342    $   810     $1,930
Net loss................................   $ (808)    $ (949)   $(1,717)    $ (484)
Net loss per share (basic)..............   $(0.11)    $(0.13)   $ (0.24)    $(0.07)
Net loss per share (diluted)............   $(0.11)    $(0.13)   $ (0.24)    $(0.07)

                                                       Three Months Ended
                                         ------------------------------------------
                                          Aug. 31,   Nov. 30,   Feb. 28,    May 31,
                                            2002       2002       2003       2003
                                         ---------  ---------  ---------  ---------
Net sales...............................   $3,508     $ 2,928    $4,028     $4,628
Gross profit............................   $1,559     $ 1,020    $1,516     $1,643
Net loss................................   $ (887)    $(1,992)   $ (988)    $ (677)
Net loss per share (basic)..............   $(0.12)    $ (0.28)   $(0.14)    $(0.09)
Net loss per share (diluted)............   $(0.12)    $ (0.28)   $(0.14)   $ (0.09)

                      AEHR TEST SYSTEMS AND SUBSIDIARIES
                SCHEDULE II  VALUATION AND QUALIFYING ACCOUNTS
                For the Years Ended May 31, 2004, 2003 and 2002
                                (IN THOUSANDS)

                                       Additions
                           Balance at  Charged to               Balance
                           beginning   costs and                 at end
                            of year     expenses   Deductions*  of year
                           ----------  ----------  ----------  ----------
Allowance for doubtful
   accounts receivable:
     May 31, 2004               $ 87        $ 45        $ 40        $ 92
                           ==========  ==========  ==========  ==========

     May 31, 2003               $ 71        $104        $ 88        $ 87
                           ==========  ==========  ==========  ==========

     May 31, 2002               $135        $109        $173        $ 71
                           ==========  ==========  ==========  ==========

* Deductions include write-offs of uncollectible accounts and collections of amounts previously reserved.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

Item 9a.   Controls and Procedures

    Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

    Changes in internal controls over financial reporting. There was no significant change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

Item 14. Principal Independent Registered Public Accounting Firm's Fees and Services

    The information required by this item is incorporated by reference to the section entitled "Principal Independent Registered Public Accounting Firm's Fees and Services" of the Proxy Statement.


                                   PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

 (a)   The following documents are filed as part of this Report:

  1.  Financial Statements

    See Index under Item 8.

  2.  Financial Statement Schedule

      See Index under Item 8.

  3.  Exhibits

      See Item 15(c) below.

 (b)   Reports on Form 8-K.

    On July 22, 2003, the Company furnished a current report on Form 8-K, attaching a press release announcing financial results for the fourth fiscal quarter and fiscal year ended May 31, 2003 and certain other information.
The Form 8-K included the Company's unaudited financial statements for the fourth fiscal quarter ended May 31, 2003 and audited financial statements for the fiscal year ended May 31, 2003. On September 24, 2003, the Company furnished a current report on Form 8-K, attaching a press release announcing financial results for the first fiscal quarter ended August 31, 2003 and certain other information. The Form 8-K included the Company's unaudited financial statements for the first fiscal quarter ended August 31, 2003. On January 7, 2004, the Company furnished a current report on Form 8-K, attaching a press release announcing financial results for the second fiscal quarter ended November 30, 2003 and certain other information. The Form 8-K included the Company's unaudited financial statements for the second fiscal quarter ended November 30, 2003. On March 25, 2004, the Company furnished a current report on Form 8-K, attaching a press release announcing financial results for the third fiscal quarter ended February 29, 2004 and certain other information. The Form 8-K included the Company's unaudited financial statements for the third fiscal quarter ended February 29, 2004.

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

10.3++     1997 Employee Stock Purchase Plan and form of subscription agreement thereunder.
 10.4++     Form of Indemnification Agreement entered into between Registrant and its directors and executive officers.
 10.5+      Capital Stock Purchase Agreement dated September 11, 1979 between
            Registrant and certain holders of Common Stock.
 10.6+      Capital Stock Investment Agreement dated April 12, 1984 between
            Registrant and certain holders of Common Stock.
 10.7+      Amendment dated September 17, 1985 to Capital Stock Purchase
            Agreement dated April 12, 1984 between Registrant and certain holders of Common Stock.
 10.8+      Amendment dated February 26, 1990 to Capital Stock Purchase
            Agreement dated April 12, 1984 between Registrant and certain holders of Common Stock.
 10.9+      Stock Purchase Agreement dated September 18, 1985 between
            Registrant and certain holders of Common Stock.
 10.10+     Common Stock Purchase Agreement dated February 26, 1990 between
            Registrant and certain holders of Common Stock.
 10.11+     Lease dated May 14, 1991 for facilities located at 1667 Plymouth
            Street, Mountain View, California.
 10.12+++   Lease dated August 3, 1999 for facilities located at Building C,
            400 Kato Terrace, Fremont, California.
 10.13++++  Preferred Shares Rights Agreement dated March 5, 2001.
 10.14+++++ Form of Change of Control Agreement.
 11.1++     Computations of Net Income (Loss) Per Share.
 21.1+      Subsidiaries of the Company.
 23.1       Consent of Independent Registered Public Accounting Firm.
 24.1       Power of Attorney (see page 50).
 31.1       Certification Statement of Chief Executive Officer pursuant to
            Section 302(a) of the Sarbanes-Oxley Act of 2002.
 31.2       Certification Statement of Chief Financial Officer pursuant to
            Section 302(a) of the Sarbanes-Oxley Act of 2002.
 32         Certification of Chief Executive Officer and Chief Financial
            Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated:  August 30, 2004
                                AEHR TEST SYSTEMS

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

        Signature                          Title                     Date
--------------------------  -----------------------------------  ---------------
                             Chief Executive Officer             August 30, 2004
                              and Chairman of the
/s/ RHEA J. POSEDEL           Board of Directors
--------------------------    (Principal Executive Officer)
    Rhea J. Posedel
                             Vice President of Finance           August 30, 2004
                              and Chief Financial Officer
/s/ GARY L. LARSON            (Principal Financial and
--------------------------     Accounting Officer)
    Gary L. Larson


/s/ ROBERT R. ANDERSON       Director                            August 30, 2004
--------------------------
    Robert R. Anderson


/s/ WILLIAM W. R. ELDER      Director                            August 30, 2004
--------------------------
    William W. R. Elder


/s/ MUKESH PATEL             Director                            August 30, 2004
--------------------------
    Mukesh Patel


/s/ MARIO M. ROSATI          Director                            August 30, 2004
--------------------------
    Mario M. Rosati