Form 10-Q
period 2004-08-31
AEHR TEST SYSTEMS
filed 2004-10-14
CIK 1040470

                                    FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 2004.

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

     Number of shares of Common Stock, $0.01 par value, outstanding at September 30, 2004 was 7,400,369.

                                      FORM 10-Q

                       FOR THE QUARTER ENDED AUGUST 31, 2004

                                       INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
               August 31, 2004 and May 31, 2004 . . . . . . . . . . . .   3

          Condensed Consolidated Statements of Operations for the
               three months ended August 31, 2004 and 2003. . . . . . .   4

          Condensed Consolidated Statements of Cash Flows for the
               three months ended August 31, 2004 and 2003. . . . . . .   5

          Notes to Condensed Consolidated Financial Statements. . . . .   6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations. . . . . . . . . . . . . . . .  11

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risks. .  19

ITEM 4.  Controls and Procedures. . . . . . . . . . . . . . . . . . . .  20


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . .  20

ITEM 2.  Changes in Securities and Use of Proceeds  . . . . . . . . . .  20

ITEM 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . .  20

ITEM 4.  Submission of Matters to a Vote of Security Holders  . . . . .  20

ITEM 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . .  20

ITEM 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .  21

SIGNATURE PAGE  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22

Index to Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

                            PART I.  FINANCIAL STATEMENTS

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  AEHR TEST SYSTEMS
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except per share data)
                                     (Unaudited)

                                                  August 31,      May 31,
                                                     2004          2004
                                                 -----------  -----------
                        ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . .    $ 6,271      $ 4,641
  Short-term investments. . . . . . . . . . . . .      4,299        5,892
  Accounts receivable . . . . . . . . . . . . . .      5,250        4,205
  Inventories . . . . . . . . . . . . . . . . . .      7,623        7,989
  Prepaid expenses and other. . . . . . . . . . .        449          492
                                                 -----------  -----------
    Total current assets  . . . . . . . . . . . .     23,892       23,219

Property and equipment, net . . . . . . . . . . .      1,306        1,289
Long-term investments . . . . . . . . . . . . . .        299        1,292
Goodwill. . . . . . . . . . . . . . . . . . . . .        274          274
Other assets, net . . . . . . . . . . . . . . . .        738          738
                                                 -----------  -----------
    Total assets  . . . . . . . . . . . . . . . .    $26,509      $26,812
                                                 ===========  ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . .    $ 2,617      $ 1,838
  Accrued expenses. . . . . . . . . . . . . . . .      2,018        2,100
  Deferred revenue. . . . . . . . . . . . . . . .        651          337
                                                 -----------  -----------
    Total current liabilities . . . . . . . . . .      5,286        4,275

Deferred revenue. . . . . . . . . . . . . . . . .         26           26
Accrued lease commitment. . . . . . . . . . . . .        311          307
                                                 -----------  -----------
    Total liabilities . . . . . . . . . . . . . .      5,623        4,608
                                                 -----------  -----------
Shareholders' equity:
  Common stock, $.01 par value:
    Issued and outstanding: 7,394 shares and
    7,389 shares at August 31, 2004 and
    May 31, 2004, respectively. . . . . . . . . .         74           74
  Additional paid-in capital. . . . . . . . . . .     37,341       37,322
  Accumulated other comprehensive income. . . . .      1,366        1,379
  Accumulated deficit . . . . . . . . . . . . . .    (17,895)     (16,571)
                                                 -----------  -----------
    Total shareholders' equity  . . . . . . . . .     20,886       22,204
                                                 -----------  -----------
    Total liabilities and shareholders' equity. .    $26,509      $26,812
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

                                   AEHR TEST SYSTEMS
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in thousands, except per share data)
                                      (Unaudited)

                                                 Three Months Ended
                                                     August 31,
                                               ----------------------
                                                   2004        2003
                                               ----------  ----------
Net sales. . . . . . . . . . . . . . . . . . .    $ 5,936      $4,169
Cost of sales. . . . . . . . . . . . . . . . .      4,869       2,543
                                               ----------  ----------
Gross profit . . . . . . . . . . . . . . . . .      1,067       1,626
                                               ----------  ----------
Operating expenses:
  Selling, general and administrative. . . . .      1,432       1,514
  Research and development . . . . . . . . . .      1,025       1,219
                                               ----------  ----------
      Total operating expenses . . . . . . . .      2,457       2,733
                                               ----------  ----------
Loss from operations . . . . . . . . . . . . .     (1,390)     (1,107)

Interest income. . . . . . . . . . . . . . . .         24         236
Other income, net  . . . . . . . . . . . . . .         24          63
                                               ----------  ----------
Loss before income taxes . . . . . . . . . . .     (1,342)       (808)

Income tax benefit . . . . . . . . . . . . . .        (18)         --
                                               ----------  ----------
Net loss . . . . . . . . . . . . . . . . . . .    $(1,324)     $ (808)
                                               ==========  ==========

Net loss per share (basic) . . . . . . . . . .    $ (0.18)     $(0.11)
Net loss per share (diluted) . . . . . . . . .    $ (0.18)     $(0.11)

Shares used in per share calculation:
  Basic. . . . . . . . . . . . . . . . . . . .      7,393       7,157
  Diluted. . . . . . . . . . . . . . . . . . .      7,393       7,157


                 The accompanying notes are an integral part of these
                      condensed consolidated financial statements.

                                   AEHR TEST SYSTEMS
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (in thousands)
                                      (Unaudited)

                                                     Three Months Ended
                                                         August 31,
                                                   ----------------------
                                                      2004        2003
                                                   ----------  ----------
Cash flows from operating activities:
  Net loss......................................      $(1,324)     $ (808)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities:
    Provision for doubtful accounts.............           24         (13)
    Depreciation and amortization...............           37         110
        Changes in operating assets and liabilities:
      Accounts receivable.......................       (1,071)       (228)
      Inventories...............................          366         756
      Accounts payable..........................          769         (30)
      Accrued expenses and deferred revenue.....          231         122
      Accrued lease commitment..................            4          10
      Other current assets......................           42       1,145
                                                   ----------  ----------
        Net cash provided by (used in)
          operating activities..................         (922)      1,064
                                                   ----------  ----------
Cash flows from investing activities:

    Purchase of investments.....................         (655)     (4,767)
    Net proceeds from sales and
      maturity of investments...................        3,247       1,488
    Additions to property and equipment.........          (52)        (41)
    Decrease in other assets....................            1          22
                                                   ----------  ----------
        Net cash provided by (used in)
          investing activities..................        2,541      (3,298)
                                                   ----------  ----------
Cash flows from financing activities:
    Proceeds from issuance of common stock
      and exercise of stock options.............           19          --
                                                   ----------  ----------
        Net cash provided by
          financing activities..................           19          --
                                                   ----------  ----------

Effect of exchange rates on cash................           (8)        (24)
                                                   ----------  ----------
        Net increase (decrease) in cash and
          cash equivalents......................        1,630      (2,258)

Cash and cash equivalents, beginning of period..        4,641       8,362
                                                   ----------  ----------
Cash and cash equivalents, end of period........      $ 6,271      $6,104
                                                   ==========  ==========

                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                               AEHR TEST SYSTEMS
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED AUGUST 31, 2004
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION

        The accompanying condensed consolidated financial information has been prepared by Aehr Test Systems, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and therefore does not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in accordance with generally accepted accounting principles.

        In the opinion of management, the unaudited condensed consolidated financial statements for the interim periods presented reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the consolidated financial position and results of operations as of and for such periods indicated. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2004. Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

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

    For purposes of pro forma disclosures, the estimated fair value of the stock options and grants under the Company's Employee Stock Purchase Plan are amortized to expense over the vesting period. The Company's pro forma information follows (in thousands, except per share amounts):

                                                Three Months Ended
                                                   August 31,
                                              ---------   ---------
                                                 2004        2003
                                              ---------   ---------
                                                   (unaudited)
Net loss, as reported:......................    $(1,324)    $  (808)

Deduct: Total stock-based employee
        compensation expense determined
        under fair value based method
        for all awards, net of related
        tax effects.........................       (201)       (156)
                                              ---------   ---------
Pro forma net loss..........................    $(1,525)    $  (964)
                                              =========   =========
Net loss per share:

Basic, as reported..........................    $ (0.18)    $ (0.11)
                                              =========   =========
Basic, pro forma............................    $ (0.21)    $ (0.13)
                                              =========   =========
Diluted, as reported........................    $ (0.18)    $ (0.11)
                                              =========   =========
Diluted, pro forma..........................    $ (0.21)    $ (0.13)
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

    The fair value of each option and stock purchase plan grant has been estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

                                               Three Months Ended
                                                   August 31,
                                              ---------   ---------
                                                 2004        2003
                                              ---------   ---------
Risk-free Interest Rate ....................     3.70%       2.84%
Expected Life...............................    5 years     5 years
Expected Volatility.........................      82%         82%
Dividend Yield..............................      --          --

3.  EARNINGS PER SHARE

        EARNINGS PER SHARE. Earnings per share is computed based on the weighted average number of common and common equivalent shares (common stock options) outstanding, when dilutive, during each period using the treasury stock method.

                                                      Three Months Ended
                                                          August 31,
                                                    ----------  ----------
                                                       2004        2003
                                                    ----------  ----------
                                           (in thousands, except per share amounts)
                                                          (unaudited)
Net loss available to common shareholders:

Numerator: Net loss................................    $(1,324)     $ (808)
                                                    ----------  ----------
Denominator for basic loss per share:
  Weighted-average shares outstanding .............      7,393       7,157
                                                    ----------  ----------
Shares used in basic loss per share calculation....      7,393       7,157

Effect of dilutive securities:
    Employee stock options.........................         --          --
                                                    ----------  ----------
Denominator for diluted loss per share.............      7,393       7,157
                                                    ----------  ----------

Basic loss per share...............................    $ (0.18)     $(0.11)
                                                    ==========  ==========
Diluted loss per share.............................    $ (0.18)     $(0.11)
                                                    ==========  ==========

    Stock options to purchase 1,352,000 and 1,309,000 shares of common stock were outstanding on August 31, 2004 and August 31, 2003, respectively, but were not included in the computation of diluted loss per share because the inclusion of such shares would be anti-dilutive.


4.  INVENTORIES

Inventories are comprised of the following (in thousands):

                                      August 31,     May 31,
                                         2004         2004
                                     -----------  -----------
Raw materials and sub-assemblies          $3,328       $3,250
Work in process                            4,220        4,623
Finished goods                                75          116
                                     -----------  -----------
                                          $7,623       $7,989
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

                                            United                        Adjust-
                                            States     Asia     Europe     ments     Total
                                           --------- --------- --------- --------- ---------
Three months ended August 31, 2004:
  Net sales......................            $ 5,911    $  238     $ 187   $  (400)  $ 5,936
  Portion of U.S. net sales
    from export sales............              5,403        --        --        --     5,403
  Loss from operations...........             (1,180)     (133)      (46)      (31)   (1,390)
  Identifiable assets............             34,686     1,590       816   (10,583)   26,509
  Property and equipment, net....              1,006       289        11        --     1,306

Fiscal year ended May 31, 2004:
  Net sales......................            $13,473    $2,701     $1,827  $(2,201)  $15,800
  Portion of U.S. net sales
    from export sales............             11,031        --        --        --    11,031
  Income (loss) from operations..             (4,725)      129        97       (10)   (4,509)
  Identifiable assets............             34,811     2,372       745   (11,116)   26,812
  Property and equipment, net....              1,023       253        13        --     1,289

Three months ended August 31, 2003:
  Net sales......................            $ 3,603    $  341     $ 573   $  (348)  $ 4,169
  Portion of U.S. net sales
    from export sales............              2,529        --        --        --     2,529
  Income (loss) from operations..             (1,122)      (52)       63         4    (1,107)
  Identifiable assets............             35,454       778       936    (9,687)   27,481
  Property and equipment, net....              1,178       259        13        --     1,450


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


6.  GOODWILL

    The Company has adopted the provisions of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," effective June 1, 2002. In accordance with SFAS 142, the Company ceased the amortization of goodwill as of June 1, 2002. Net goodwill at August 31,2004 and May 31, 2004 was $274,000.

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

    Following is a summary of changes in the Company's liability for product warranties during the three months ended August 31, 2004 and 2003:

                                                       Three months ended
August 31,
                                                   ------------------------
                                                       2004         2003
                                                   -----------  -----------
                                                   (in thousands, unaudited)
Balance at the beginning of the period                   $146          $111
Accruals for warranties issued during the period           65           124
Settlements made during the period
 (in cash or in kind)                                     (73)          (94)
                                                  -----------   -----------
Balance at the end of the period                         $138          $141
                                                  ===========   ===========

8.  OTHER COMPREHENSIVE LOSS

Other comprehensive loss, net of tax are comprised of the following:

                                                       Three months ended
August 31,
                                                   ------------------------
                                                       2004         2003
                                                   -----------  -----------
                                                   (in thousands, unaudited)
Net loss                                              $(1,324)        $(808)
Foreign currency translation adjustments                  (19)          (64)
Unrealized holding gains (losses) arising
  during period                                             6           (19)
                                                  -----------   -----------
Comprehensive loss                                    $(1,337)        $(891)
                                                  ===========   ===========

9.  RECENT ACCOUNTING PRONOUNCEMENTS

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

CRITICAL ACCOUNTING POLICIES

    The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, long-term service contracts, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of the critical accounting policies, see "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2004.

RESULTS OF OPERATIONS

    The following table sets forth items in the Company's Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated.

                                             Three Months Ended
                                                 August 31,
                                           ---------------------
                                               2004       2003
                                           ---------- ----------
Net sales. . . . . . . . . . . . . . . . .     100.0 %    100.0 %
Cost of sales. . . . . . . . . . . . . . .      82.0       61.0
                                           ---------- ----------
Gross profit . . . . . . . . . . . . . . .      18.0       39.0
                                           ---------- ----------
Operating expenses:
  Selling, general and administrative. . .      24.1       36.3
  Research and development . . . . . . . .      17.3       29.2
                                           ---------- ----------
          Total operating expenses . . . .      41.4       65.5
                                           ---------- ----------
Loss from operations . . . . . . . . . . .     (23.4)     (26.5)

Interest income. . . . . . . . . . . . . .       0.4        5.6
Other income, net. . . . . . . . . . . . .       0.4        1.5
                                           ---------- ----------
Loss before income taxes . . . . . . . . .     (22.6)     (19.4)

Income tax benefit . . . . . . . . . . . .      (0.3)        --
                                           ---------- ----------
Net loss. . . . . . . . . . . .. . . . . .     (22.3)%    (19.4)%
                                           ========== ==========

THREE MONTHS ENDED AUGUST 31, 2004 COMPARED TO THREE MONTHS ENDED AUGUST 31,
2003

    NET SALES. Net sales increased to $5.9 million in the three months ended August 31, 2004 from $4.2 million in the three months ended August 31, 2003, an increase of 42.4%. The increase in net sales in the three months ended August 31, 2004 resulted primarily from increases in sales of the Company's MTX and related pass through products of approximately $3.4 million; partially offset by a decrease in sales of the Company's dynamic burn-in products of approximately $1.8 million.

    GROSS PROFIT.  Gross profit consists of net sales less cost of sales.
Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit decreased to $1.1 million in the three months ended August 31, 2004 from $1.6 million in the three months ended August 31, 2003, a decrease of 34.4%. Gross profit margin decreased to 18.0% in the three months ended August 31, 2004 from 39.0% in the three months ended August 31, 2003. The decrease in gross profit margin was primarily the result of an increase in net sales related to a turnkey project which has a lower gross profit margin because it include significant pass-through products as well as a change in product mix, resulting in higher material costs as a percentage of net sales.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related costs of employees, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses decreased to $1.4 million in the three months ended August 31, 2004 from $1.5 million in the three months ended August 31, 2003, a decrease of 5.4%. The decrease in SG&A expenses was primarily due to a decrease in employment related expenses because the Company's president and chief operating officer position has been vacated since January 2004. As a percentage of net sales, SG&A expenses decreased to 24.1% in the three months ended August 31, 2004 from 36.3% in the three months ended August 31, 2003, reflecting higher net sales.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses decreased to $1.0 million in the three months ended August 31, 2004 from $1.2 million in the three months ended August 31, 2003, a decrease of 15.9%. The decrease in R&D expenses was primarily due to a decrease in project material expenses because the Company's wafer-level burn-in project is approaching the end of the project development cycle. As a percentage of net sales, R&D expenses decreased to 17.3% in the three months ended August 31, 2004 from 29.2% in the three months ended August 31, 2003, reflecting higher net sales.

    INTEREST INCOME. Interest income decreased to $24,000 in the three months ended August 31, 2004 from $236,000 in the three months ended August 31, 2003, a decrease of 89.8%. The interest income received in the three months ended August 31, 2003 was primarily related to income tax refunds relating to prior years. None of this interest income was received in the three months ended August 31, 2004.

    OTHER INCOME (EXPENSE), NET. Other income, net decreased to $24,000 in the three months ended August 31, 2004 from $63,000 in the three months ended August 31, 2003.

    INCOME TAX EXPENSE (BENEFIT). Income tax benefit was $18,000 in the three months ended August 31, 2004 and nil in the three months ended August 31, 2003. The income tax benefit in the three months ended August 31, 2004 was primarily due to the tax benefit recorded by the Company as a result of losses incurred in the Company's German subsidiary. The Company's U.S. operations and its Japanese subsidiary have experienced significant cumulative losses and thus generated certain net operating losses available to offset future taxes payable in the U.S. and Japan. As a result of the cumulative operating losses in the Company's U.S. operations and its Japanese subsidiary, a valuation allowance was established for the full amount of its net deferred tax assets for both its U.S. operations and its Japanese subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was $922,000 for the three months ended August 31, 2004, and net cash provided by operating activities was approximately $1.1 million for the three months ended August 31, 2003. For the three months ended August 31, 2004, net cash used in operating activities was due primarily to the net loss of $1.3 million and an increase in accounts receivable of $1.1 million, partially offset by an increase in accounts payable of $769,000 and a decrease in inventories of $366,000. For the three months ended August 31, 2003, net cash provided by operating activities was due primarily to a decrease in other current assets related to the receipt of income tax refunds of $1.2 million.

    Net cash provided by investing activities was approximately $2.5 million for the three months ended August 31, 2004 and net cash used in investing activities was approximately $3.3 million for the three months ended August 31, 2003. The cash provided by investing activities during the three months ended August 31, 2004 was primarily due to the net proceeds from sales and maturity of investments. The cash used in investing activities during the three months ended August 31, 2003 was primarily due to the purchase of investments, partially offset by the net proceeds from sales and maturity of investments.

    Financing activities provided cash of $19,000 in the three months ended August 31, 2004. Financing activities neither used nor provided cash in the three months ended August 31, 2003. Net cash provided by financing activities during the three months ended August 31, 2004 was due to proceeds from issuance of common stock and exercise of stock options.

    As of August 31, 2004, the Company had working capital of $18.6 million. Working capital consists of cash and cash equivalents, short-term investments, accounts receivable, inventory and other current assets, less current liabilities.

    The Company announced in August 1998 that its board of directors had authorized the repurchase of up to 1,000,000 shares of its outstanding common shares. The Company may repurchase the shares in the open market or in privately negotiated transactions, from time to time, subject to market conditions. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase program may be interrupted or discontinued at any time. Any such repurchase of shares, if consummated, may use a portion of the Company's working capital. As of August 31, 2004, the Company had repurchased 523,700 shares at an average price of $3.95 per share. Shares repurchased by the Company are cancelled.

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

OVERVIEW OF CONTRACTUAL OBLIGATIONS

    There have been no material changes in the composition, magnitude or other key characteristics of the Company's contractual obligations or other commitments as disclosed in the Company's Form 10-K for the year ended May 31, 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

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

    CUSTOMER CONCENTRATION. Sales to the Company's five largest customers accounted for approximately 70.5%, 73.0% and 61.7% of its net sales in fiscal 2004, 2003 and 2002, respectively. Sales to the Company's five largest customers accounted for approximately 93.3% of its net sales in the three months ended August 31, 2004. During fiscal 2004, Texas Instruments Incorporated and FASL LLC. accounted for 33.8% and 17.8% of the Company's net sales, respectively. During fiscal 2003, Texas Instruments Incorporated and First International Computer, Inc. accounted for 45.3% and 10.7% of the Company's net sales, respectively. During fiscal 2002, Texas Instruments, Formosa Advanced Technologies Co. Ltd. and ASE Test, Inc. accounted for 22.3%, 17.1% and 11.1% of the Company's net sales, respectively. No other customers represented more than 10% of the Company's net sales for any of such periods. The loss of or reduction or delay in orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect the Company's business, financial condition and operating results.

    LIMITED MARKET FOR BURN-IN SYSTEMS. Historically, a substantial portion of the Company's net sales were derived from the sale of dynamic burn-in systems. The Company's management believes that the market for burn-in systems is mature and does not expect to have significant long-term growth. There can be no assurance that the market for burn-in systems will grow, and sales of the Company's burn-in products could decline.

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

    DEPENDENCE ON INTERNATIONAL SALES AND OPERATIONS. Approximately 84.5%, 73.0% and 62.7% of the Company's net sales for fiscal 2004, 2003 and 2002, respectively, were attributable to sales to customers for delivery outside of the United States. Approximately 91.4% of the Company's net sales in the three months ended August 31, 2004 were attributable to sales to customers for delivery outside of the United States. A substantial portion of the Company's sales has been in Asia. Turmoil in the Asian financial markets resulted, and may result in the future, in dramatic currency devaluations, stock market declines, restriction of available credit and general financial weakness. In addition, DRAM prices in Asia have on occasion declined dramatically, and will likely do so again in the future. These developments may affect the Company in several ways. The Company believes that many international semiconductor manufacturers limited their capital spending (including the purchase of MTX systems) in fiscal years 2003 and 2002, and that the uncertainty of the DRAM market may cause some manufacturers in the future to again delay capital spending plans. Such developments could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    FUTURE CHANGES IN ACCOUNTING AND TAXATION STANDARDS OR PRACTICES. A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on the Company's reported results and may even affect the Company's reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect the Company's reported financial results or the way the Company conducts its business. For example, any changes requiring that the Company records compensation expense in the statement of operations for employee stock options using the fair value method or changes in existing taxation rules related to stock options could have a significant negative effect on the Company's reported results. Several agencies and entities are considering, and the FASB has announced, proposals to change generally accepted accounting principles in the United States that, if implemented, would require the Company to record charges to earnings for employee stock option grants. This pending requirement would negatively impact the Company's earnings.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The Company considered the provisions of Financial Reporting Release No. 48 "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity instruments at August 31, 2004.

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

    A majority of the Company's revenue and capital spending is transacted in U.S. Dollars. The Company, however, enters into transactions in other currencies, primarily Japanese Yen. Substantially all sales to Japanese customers are denominated in Yen. Since the price is determined at the time a purchase order is accepted, the Company is exposed to the risks of fluctuations in the Yen-U.S. Dollar exchange rate during the lengthy period from purchase order to ultimate payment. This exchange rate risk is partially offset to the extent that the Company's Japanese subsidiary incurs expenses payable in Yen. To date, the Company has not invested in instruments designed to hedge currency risks. In addition, the Company's Japanese subsidiary typically carries debt or other obligations due to the Company that may be denominated in either Yen or U.S. Dollars. Since the Japanese subsidiary's financial statements are based in Yen and the Company's financial statements are based in U.S. Dollars, the Japanese subsidiary and the Company recognize foreign exchange gain or loss in any period in which the value of the Yen rises or falls in relation to the U.S. Dollar. A 10% decrease in the value of the Yen as compared with the U.S. Dollar would potentially result in an additional net loss of approximately $244,000.

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

                (b)  Report on Form 8-K

    On July 20, 2004, the Company furnished a current report on Form
8-K, attaching a press release announcing financial results for the fourth fiscal quarter and fiscal year ended May 31, 2004 and certain other information. The Form 8-K included the Company's unaudited financial statements for the fourth fiscal quarter ended May 31, 2004 and audited financial statements for the fiscal year ended May 31, 2004.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Aehr Test Systems
                                                    (Registrant)

Date:     October 14, 2004                   /s/  RHEA J. POSEDEL
                                                  ---------------
                                                  Rhea J. Posedel
                                            Chief Executive Officer and
                                        Chairman of the Board of Directors


Date:     October 14, 2004                   /s/  GARY L. LARSON
                                                  --------------
                                                  Gary L. Larson
                                            Vice President of Finance and
                                               Chief Financial Officer

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

   99.1 Press Release dated July 20, 2004. (This is incorporated by reference to Exhibit 99.1 to Aehr Test Systems' Form 8-K filed July 20, 2004).