Form 10-Q
period 2004-11-30
AEHR TEST SYSTEMS
filed 2005-01-13
CIK 1040470

                                    FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 2004.

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

     Number of shares of Common Stock, $0.01 par value, outstanding at December 31, 2004 was 7,425,301.

                                      FORM 10-Q

                       FOR THE QUARTER ENDED NOVEMBER 30, 2004

                                       INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
               November 30, 2004 and May 31, 2004 . . . . . . . . . . .   3

          Condensed Consolidated Statements of Operations for the three
               months and six months ended November 30, 2004 and 2003 .   4

          Condensed Consolidated Statements of Cash Flows for the
               six months ended November 30, 2004 and 2003. . . . . . .   5

          Notes to Condensed Consolidated Financial Statements. . . . .   6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations. . . . . . . . . . . . . . . .  10

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risks. .  20

ITEM 4.  Controls and Procedures. . . . . . . . . . . . . . . . . . . .  20


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

                            PART I.  FINANCIAL STATEMENTS

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  AEHR TEST SYSTEMS
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except per share data)
                                     (Unaudited)

                                                 November 30,     May 31,
                                                     2004          2004
                                                 -----------  -----------
                        ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . .    $ 6,638      $ 4,641
  Short-term investments. . . . . . . . . . . . .      4,217        5,892
  Accounts receivable . . . . . . . . . . . . . .      2,872        4,205
  Inventories . . . . . . . . . . . . . . . . . .      7,041        7,989
  Prepaid expenses and other. . . . . . . . . . .        446          492
                                                 -----------  -----------
    Total current assets  . . . . . . . . . . . .     21,214       23,219

Property and equipment, net . . . . . . . . . . .      1,288        1,289
Long-term investments . . . . . . . . . . . . . .        311        1,292
Goodwill. . . . . . . . . . . . . . . . . . . . .        274          274
Other assets, net . . . . . . . . . . . . . . . .        735          738
                                                 -----------  -----------
    Total assets  . . . . . . . . . . . . . . . .    $23,822      $26,812
                                                 ===========  ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . .    $   737      $ 1,838
  Accrued expenses. . . . . . . . . . . . . . . .      1,960        2,100
  Deferred revenue. . . . . . . . . . . . . . . .        484          337
                                                 -----------  -----------
    Total current liabilities . . . . . . . . . .      3,181        4,275

Deferred revenue. . . . . . . . . . . . . . . . .         26           26
Accrued lease commitment. . . . . . . . . . . . .        315          307
                                                 -----------  -----------
    Total liabilities . . . . . . . . . . . . . .      3,522        4,608
                                                 -----------  -----------
Shareholders' equity:
  Common stock, $.01 par value:
    Issued and outstanding: 7,425 shares and
    7,389 shares at November 30, 2004 and
    May 31, 2004, respectively. . . . . . . . . .         74           74
  Additional paid-in capital. . . . . . . . . . .     37,407       37,322
  Accumulated other comprehensive income. . . . .      1,313        1,379
  Accumulated deficit . . . . . . . . . . . . . .    (18,494)     (16,571)
                                                 -----------  -----------
    Total shareholders' equity  . . . . . . . . .     20,300       22,204
                                                 -----------  -----------
    Total liabilities and shareholders' equity. .    $23,822      $26,812
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

                                        AEHR TEST SYSTEMS
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (in thousands, except per share data)
                                           (Unaudited)

                                                 Three Months Ended        Six Months Ended
                                                     November 30              November 30
                                               ---------------------     --------------------
                                                  2004         2003         2004        2003
                                               ---------   ---------     ---------   --------
Net sales. . . . . . . . . . . . . . . . . . .    $4,790     $ 3,593      $10,726     $ 7,762
Cost of sales. . . . . . . . . . . . . . . . .     3,302       2,251        8,171       4,794
                                               ---------   ---------     --------    --------
Gross profit . . . . . . . . . . . . . . . . .     1,488       1,342        2,555       2,968
                                               ---------   ---------     --------    --------
Operating expenses:
  Selling, general and administrative. . . . .     1,115       1,269        2,547       2,783
  Research and development . . . . . . . . . .       992       1,139        2,017       2,358
                                               ---------   ---------     --------    --------
      Total operating expenses . . . . . . . .     2,107       2,408        4,564       5,141
                                               ---------   ---------     --------    --------
Loss from operations . . . . . . . . . . . . .      (619)     (1,066)      (2,009)     (2,173)

Interest income  . . . . . . . . . . . . . . .        32          34           56         270
Other income, net . . . .  . . . . . . . . . .       172          98          196         161
                                               ---------   ---------     --------    --------
Loss before income taxes . . . . . . . . . . .      (415)       (934)      (1,757)     (1,742)

Income tax expense . . . . . . . . . . . . . .       184          15          166          15
                                               ---------   ---------     --------    --------
Net loss . . . . . . . . . . . . . . . . . . .    $ (599)    $  (949)     $(1,923)    $(1,757)
                                               =========   =========     ========    ========

Net loss per share (basic) . . . . . . . . . .    $(0.08)    $ (0.13)     $ (0.26)    $ (0.25)
Net loss per share (diluted) . . . . . . . . .    $(0.08)    $ (0.13)     $ (0.26)    $ (0.25)

Shares used in per share calculation:
  Basic. . . . . . . . . . . . . . . . . . . .     7,412       7,181        7,402       7,169
  Diluted. . . . . . . . . . . . . . . . . . .     7,412       7,181        7,402       7,169


                       The accompanying notes are an integral part of these
                           condensed consolidated financial statements.

                                   AEHR TEST SYSTEMS
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (in thousands)
                                      (Unaudited)

                                                      Six Months Ended
                                                        November 30,
                                                   ----------------------
                                                      2004        2003
                                                   ----------  ----------
Cash flows from operating activities:
  Net loss......................................      $(1,923)    $(1,757)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities:
    Provision for doubtful accounts.............          (14)         (7)
    Depreciation and amortization...............          161         210
        Changes in operating assets and liabilities:
      Accounts receivable.......................        1,390        (369)
      Inventories...............................          964       1,368
      Accounts payable..........................       (1,291)        (47)
      Accrued expenses..........................         (167)        494
      Deferred revenue..........................          146         349
      Other assets..............................           59       1,225
                                                   ----------  ----------
        Net cash provided by (used in)
          operating activities..................         (675)      1,466
                                                   ----------  ----------
Cash flows from investing activities:

    Purchase of investments.....................       (2,318)     (6,912)
    Net proceeds from sales and
      maturity of investments...................        4,968       3,414
    Additions to property and equipment.........         (142)        (70)
    Decrease in other assets....................           --          37
                                                   ----------  ----------
        Net cash provided by (used in)
          investing activities..................        2,508      (3,531)
                                                   ----------  ----------
Cash flows from financing activities:
    Proceeds from issuance of common stock
      and exercise of stock options.............           85          54
                                                   ----------  ----------
        Net cash provided by
          financing activities..................           85          54
                                                   ----------  ----------

Effect of exchange rates on cash................           79          19
                                                   ----------  ----------
        Net increase (decrease) in cash and
          cash equivalents......................        1,997      (1,992)

Cash and cash equivalents, beginning of period..        4,641       8,362
                                                   ----------  ----------
Cash and cash equivalents, end of period........      $ 6,638      $6,370
                                                   ==========  ==========

                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                               AEHR TEST SYSTEMS
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED NOVEMBER 30, 2004
                                  (UNAUDITED)


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

    For purposes of pro forma disclosures, the estimated fair value of the stock options and grants under the Company's Employee Stock Purchase Plan are amortized to expense over the vesting period. The Company's pro forma information follows (in thousands, except per share amounts):

                                                Three Months Ended       Six Months Ended
                                                   November 30,             November 30,
                                              ---------   ---------    ---------  ---------
                                                 2004        2003         2004       2003
                                              ---------   ---------    ---------  ---------
Net loss, as reported:......................     $ (599)    $  (949)     $(1,923)   $(1,757)

Deduct: Total stock-based employee
        compensation expense determined
        under fair value based method
        for all awards, net of related
        tax effects.........................       (197)       (165)        (398)      (321)
                                              ---------   ---------    ---------  ---------
Pro forma net loss..........................     $ (796)    $(1,114)     $(2,321)   $(2,078)
                                              =========   =========    =========  =========
Net loss per share:

Basic, as reported..........................     $(0.08)    $ (0.13)     $ (0.26)   $ (0.25)
                                              =========   =========    =========  =========
Basic, pro forma............................     $(0.11)    $ (0.16)     $ (0.31)   $ (0.29)
                                              =========   =========    =========  =========
Diluted, as reported........................     $(0.08)    $ (0.13)     $ (0.26)   $ (0.25)
                                              =========   =========    =========  =========
Diluted, pro forma..........................     $(0.11)    $ (0.16)     $ (0.31)   $ (0.29)
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

    The fair value of each option and stock purchase plan grant has been estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

                                          Three Months Ended       Six Months Ended
                                             November 30,             November 30,
                                        ---------   ---------    ---------  ---------
                                           2004        2003         2004       2003
                                        ---------   ---------    ---------  ---------
Risk-free Interest Rate ..............    3.41%       3.17%        3.56%      3.00%
Expected Life.........................   5 years     5 years      5 years    5 years
Volatility............................    0.83        0.81         0.83       0.81
Dividend Yield........................     --          --           --         --

    In December 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued.

    FAS No. 123R is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005 (the second quarter of fiscal 2006 for the Company). The impact of FAS No. 123R on the Company in fiscal 2006 and beyond will depend upon various factors, among them being the Company's future compensation strategy. The pro forma compensation costs presented in the table above and in prior filings for the Company have been calculated using the Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. As of the date of this filing, no decisions have been made as to which option pricing model and the transition method will be chosen upon adoption.

3.  EARNINGS PER SHARE

        EARNINGS PER SHARE. Earnings per share is computed based on the weighted average number of common and common equivalent shares (common stock options) outstanding, when dilutive, during each period using the treasury stock method.

                                                Three Months Ended       Six Months Ended
                                                   November 30,             November 30,
                                              ---------   ---------    ---------  ---------
                                                 2004        2003         2004       2003
                                              ---------   ---------    ---------  ---------
                                                 (in thousands, except per share amounts)
Net loss available to common shareholders:

Numerator: Net loss.........................     $ (599)    $  (949)     $(1,923)   $(1,757)
                                              ---------   ---------    ---------  ---------
Denominator for basic net loss per share:
  Weighted-average shares outstanding ......      7,412       7,181        7,402      7,169
                                              ---------   ---------    ---------  ---------
Shares used in basic per share calculation..      7,412       7,181        7,402      7,169

Effect of dilutive securities:
    Employee stock options..................         --          --           --         --
                                              ---------   ---------    ---------  ---------
Denominator for diluted net loss
    per share...............................      7,412       7,181        7,402      7,169
                                              ---------   ---------    ---------  ---------

Basic net loss per share....................     $(0.08)    $ (0.13)     $ (0.26)   $ (0.25)
                                              =========   =========    =========  =========
Diluted net loss per share..................     $(0.08)    $ (0.13)     $ (0.26)   $ (0.25)
                                              =========   =========    =========  =========

    Stock options to purchase 1,286,985 and 1,335,182 shares of common stock were outstanding on November 30, 2004 and November 30, 2003, respectively, but were not included in the computation of diluted loss per share because the inclusion of such shares would be anti-dilutive.


4.  INVENTORIES

Inventories are comprised of the following (in thousands):

                                     November 30,    May 31,
                                         2004         2004
                                     -----------  -----------
Raw materials and sub-assemblies          $3,099       $3,250
Work in process                            3,878        4,623
Finished goods                                64          116
                                     -----------  -----------
                                          $7,041       $7,989
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

                                            United                        Adjust-
                                            States     Asia     Europe     ments     Total
                                           --------- --------- --------- --------- ---------
Three months ended November 30, 2004:
  Net sales......................            $ 3,586    $  236    $1,213   $  (245)  $ 4,790
  Portion of U.S. net sales
    from export sales............              3,001        --        --        --     3,001
  Loss from operations...........               (949)     (105)      380        55      (619)
  Identifiable assets............             31,632     1,337     1,272   (10,291)   23,950
  Property and equipment, net....                975       301        12        --     1,288

Six months ended November 30, 2004:
  Net sales......................            $ 9,497    $  474    $1,400   $  (645)  $10,726
  Portion of U.S. net sales
    from export sales............              8,404        --        --        --     8,404
  Loss from operations...........             (2,129)     (238)      334        24    (2,009)
  Identifiable assets............             31,632     1,337     1,272   (10,291)   23,950
  Property and equipment, net....                975       301        12        --     1,288

Three months ended November 30, 2003:
  Net sales......................            $ 2,922    $  273    $  501   $  (103)  $ 3,593
  Portion of U.S. net sales
    from export sales............              2,463        --        --        --     2,463
  Income (loss) from operations..             (1,058)      (65)       57        --    (1,066)
  Identifiable assets............             35,450       896       748    (9,682)   27,412
  Long-lived assets..............              1,113       269        13        --     1,395

Six months ended November 30, 2003:
  Net sales......................            $ 6,525    $  614    $1,074   $  (451)  $ 7,762
  Portion of U.S. net sales
    from export sales............              4,992        --        --        --     4,992
  Income (loss) from operations..             (2,180)     (117)      120         4    (2,173)
  Identifiable assets............             35,450       896       748    (9,682)   27,412
  Long-lived assets..............              1,113       269        13        --     1,395

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

    Following is a summary of changes in the Company's liability for product warranties during the three months and six months ended November 30, 2004 and 2003 (in thousands):

                                                Three Months Ended       Six Months Ended
                                                   November 30,             November 30,
                                              ---------   ---------    ---------  ---------
                                                 2004        2003         2004       2003
                                              ---------   ---------    ---------  ---------
Balance at the beginning of the period             $138        $141         $146       $111

Accruals for warranties issued
  during the period                                  21          10           86        133

Settlement made during the period
  (in cash or in kind)                              (56)        (39)        (129)      (132)
                                              ---------   ---------    ---------  ---------
Balance at the end of the period                   $103        $112         $103       $112
                                     =======   =======   =======  =======

7.  OTHER COMPREHENSIVE LOSS

Other comprehensive loss, net of tax are comprised of the following (in thousands):

                                                 Three Months Ended        Six Months Ended
                                                     November 30              November 30
                                               ---------------------     --------------------
                                                  2004         2003         2004        2003
                                               ---------   ---------     ---------   --------
Net loss . . . . . . . . . . . . . . . . . . .     $(599)      $(949)     $(1,923)    $(1,757)
Foreign currency translation
  adjustments expense. . . . . . . . . . . . .       (41)        (58)         (60)       (122)
Unrealized holding gains (losses) arising
  during period. . . . . . . . . . . . . . . .       (12)          9           (6)        (10)
                                               ---------   ---------     --------    --------
Comprehensive loss . . . . . . . . . . . . . .     $(652)      $(998)     $(1,989)    $(1,889)
                                               =========   =========     ========    ========


8.  RECENT ACCOUNTING PRONOUNCEMENTS

    In November 2004, the FASB has issued FASB Statement No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4" ("FAS No. 151"). The amendments made by FAS No. 151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.

    The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The provisions of FAS No. 151 will be applied prospectively. The Company does not expect the adoption of FAS No. 151 to have a material impact on its consolidated financial position, results of operations or cash flows.

    In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company's management is currently evaluating the impact of FAS No. 123R on the Company's financial position and results of operations.

    In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Nonmonetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.


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

CRITICAL ACCOUNTING POLICIES

    The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, long-term service contracts, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In the three months ended November 30, 2004, there have been no significant changes to the Company's critical accounting policies as described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2004.

RESULTS OF OPERATIONS

    The following table sets forth items in the Company's Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated.

                                                  Three Months Ended        Six Months Ended
                                                     November 30,             November 30,
                                               ----------------------    --------------------
                                                  2004        2003         2004         2003
                                               ----------  ----------    ---------   ----------
Net sales. . . . . . . . . . . . . . . . . . .      100.0 %     100.0 %      100.0 %    100.0 %
Cost of sales. . . . . . . . . . . . . . . . .       68.9        62.6         76.2       61.8
                                               ----------  ----------    ---------   --------
Gross profit . . . . . . . . . . . . . . . . .       31.1        37.4         23.8       38.2
                                               ----------  ----------    ---------   --------
Operating expenses:
  Selling, general and administrative. . . . .       23.3        35.3         23.7       35.8
  Research and development . . . . . . . . . .       20.7        31.7         18.8       30.4
                                               ----------  ----------    ---------   --------
      Total operating expenses . . . . . . . .       44.0        67.0         42.5       66.2
                                               ----------  ----------    ---------   --------
Loss from operations . . . . . . . . . . . . .      (12.9)      (29.6)       (18.7)     (28.0)

Interest income  . . . . . . . . . . . . . . .        0.6         0.9          0.5        3.5
Other income, net . . . . .  . . . . . . . . .        3.6         2.7          1.8        2.1
                                               ----------  ----------    ---------   --------
Loss before income taxes . . . . . . . . . . .       (8.7)      (26.0)       (16.4)     (22.4)

Income tax expense . . . . . . . . . . . . . .        3.8         0.4          1.5        0.2
                                               ----------  ----------    ---------   --------
Net loss . . . . . . . . . . . . . . . . . . .      (12.5)%     (26.4)%      (17.9)%    (22.6)%
                                               ==========  ==========    =========   ========

THREE MONTHS ENDED NOVEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2003

    NET SALES. Net sales increased to $4.8 million in the three months ended November 30, 2004 from $3.6 million in the three months ended November 30, 2003, an increase of 33.3%. The increase in net sales in the three months ended November 30, 2004 resulted primarily from increases in sales of the Company's MTX products of approximately $1.6 million, partially offset by a decrease in sales of the Company's dynamic burn-in products of approximately $678,000. The Company anticipates that net sales in the third quarter of fiscal 2005 will show improvement over the third quarter in the prior fiscal year but will decline significantly when compared with the second quarter of fiscal 2005.

    GROSS PROFIT.  Gross profit consists of net sales less cost of sales.
Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit increased to $1.5 million in the three months ended November 30, 2004 from $1.3 million in the three months ended November 30, 2003, an increase of 10.9%. Gross profit margin decreased to 31.1% in the three months ended November 30, 2004 from 37.4% in the three months ended November 30, 2003. The decrease in gross profit margin was primarily the result of an increase in net sales related to a turnkey project which has a lower gross profit margin because it includes significant pass-through products, as well as a change in product mix, resulting in higher material costs as a percentage of net sales. The Company anticipates that gross profit margin will improve in the third quarter of fiscal 2005, when compared with the second quarter of fiscal 2005.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related costs of employees, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses decreased to $1.1 million in the three months ended November 30, 2004 from $1.3 million in the three months ended November 30, 2003, a decrease of 12.1%. The decrease in SG&A expenses was primarily due to decreases in the commissions accrued to outside sales representatives of approximately $83,000 and the provision for bad debt expenses of approximately $29,000. As a percentage of net sales, SG&A expenses decreased to 23.3% in the three months ended November 30, 2004 from 35.3% in the three months ended November 30, 2003, reflecting higher net sales.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses decreased to $992,000 in the three months ended November 30, 2004 from $1.1 million in the three months ended November 30, 2003, a decrease of 12.9%. The decrease in R&D expenses was primarily due to a decrease in project material expenses because the Company's wafer-level burn-in project is approaching the end of the project development cycle. As a percentage of net sales, R&D expenses decreased to 20.7% in the three months ended November 30, 2004 from 31.7% in the three months ended November 30, 2003, reflecting higher net sales. The Company anticipates that R&D expenses may increase somewhat over the next two fiscal quarters as the Company performs wafer-level contactor evaluations for potential customers.

    INTEREST INCOME. Interest income decreased to $32,000 in the three months ended November 30, 2004 from $34,000 in the three months ended November 30, 2003.

    OTHER INCOME (EXPENSE), NET. Other income, net increased to $172,000 in the three months ended November 30, 2004 from $98,000 in the three months ended November 30, 2003. The increase in other income, net was primarily due to an increase in foreign currency exchange gains recorded by the Company and its subsidiaries in the three months ended November 30, 2004, when compared with such gains in the three months ended November 30, 2003.

    INCOME TAX EXPENSE (BENEFIT). Income tax expense increased to $184,000 in the three months ended November 30, 2004, from $15,000 in the three months ended November 30, 2003. The income tax expense in the three months ended November 30, 2004 and in the three months ended November 30, 2003 related primarily to the tax expense recorded as a result of income earned in the Company's German subsidiary. The Company's U.S. operations and its Japanese subsidiary have experienced significant cumulative losses and thus generated certain net operating losses available to offset future taxes payable in the U.S. and Japan. As a result of the cumulative operating losses in the Company's U.S. operations and its Japanese subsidiary, a valuation allowance was established for the full amount of its net deferred tax assets for both its U.S. operations and its Japanese subsidiary.

SIX MONTHS ENDED NOVEMBER 30, 2004 COMPARED TO SIX MONTHS ENDED NOVEMBER 30,
2003

    NET SALES. Net sales increased to $10.7 million in the six months ended November 30, 2004 from $7.8 million in the six months ended November 30, 2003, an increase of 38.2%. The increase in net sales in the six months ended November 30, 2004 resulted primarily from increases in sales of the Company's MTX products of approximately $5.1 million, partially offset by a decrease in sales of the Company's dynamic burn-in products of approximately $2.2 million.

    GROSS PROFIT. Gross profit decreased to $2.6 million in the six months ended November 30, 2004 from $3.0 million in the six months ended November 30, 2003, a decrease of 13.9%. Gross profit margin decreased to 23.8% in the six months ended November 30, 2004 from 35.8% in the six months ended November 30, 2003. The decrease in gross profit margin was primarily the result of an increase in net sales related to a turnkey project which has a lower gross profit margin because it includes significant pass-through products, as well as a change in product mix, resulting in higher material costs as a percentage of net sales.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses decreased to $2.5 million in the six months ended November 30, 2004 from $2.8 million in the six months ended November 30, 2003, a decrease of 8.5%. The decrease in SG&A expenses was primarily due to decreases in the employment related expenses of approximately $72,000 resulting primarily from a vacancy in the Company's president and chief operating officer position since January 2004 and the commissions accrued to outside sales representatives of approximately $69,000. As a percentage of net sales, SG&A expenses decreased to 23.7% in the six months ended November 30, 2004 from 35.8% in the six months ended November 30, 2003, reflecting higher net sales.

    RESEARCH AND DEVELOPMENT. R&D expenses decreased to $2.0 million in the six months ended November 30, 2004 from $2.4 million in the six months ended November 30, 2003, a decrease of 14.5%. The decrease in R&D expenses was primarily due to a decrease in project material expenses which resulted because the Company's wafer-level burn-in project is approaching the end of the project development cycle. As a percentage of net sales, R&D expenses decreased to 18.8% in the six months ended November 30, 2004 from 30.4% in the six months ended November 30, 2003, reflecting higher net sales.

    INTEREST INCOME. Interest income decreased to $56,000 in the six months ended November 30, 2004 from $270,000 in the six months ended November 30, 2003, a decrease of 79.3%. The interest income received in the six months ended November 30, 2003 was primarily related to income tax refunds relating to prior years. No such tax refund related interest income was received in the six months ended November 30, 2004.

    OTHER INCOME (EXPENSE), NET. Other income, net increased to $196,000 in the six months ended November 30, 2004 from $161,000 in the six months ended November 30, 2003.

    INCOME TAX EXPENSE (BENEFIT). Income tax expense increased to $166,000 in the six months ended November 30, 2004, from $15,000 in the six months ended November 30, 2003. The income tax expense in the six months ended November 30, 2004 and in the six months ended November 30, 2003 related primarily to the tax expense recorded as a result of income earned in the Company's German subsidiary. The Company's U.S. operations and its Japanese subsidiary have experienced significant cumulative losses and thus generated certain net operating losses available to offset future taxes payable in the U.S. and Japan. As a result of the cumulative operating losses in the Company's U.S. operations and its Japanese subsidiary, a valuation allowance was established for the full amount of its net deferred tax assets for both its U.S. operations and its Japanese subsidiary.


LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was $675,000 for the six months ended November 30, 2004, and net cash provided by operating activities was approximately $1.5 million for the six months ended November 30, 2003. For the six months ended November 30, 2004, net cash used in operating activities was due primarily to the net loss of $1.9 million and a decrease in accounts payable of $1.3 million, partially offset by decreases in accounts receivable of $1.4 million and inventories of $964,000. For the six months ended November 30, 2003, net cash provided by operating activities was due primarily to decreases in inventories of $1.4 million and other current assets related to the receipt of income tax refunds of $1.2 million, partially offset by the net loss of $1.8 million.

    Net cash provided by investing activities was approximately $2.5 million for the six months ended November 30, 2004 and net cash used in investing activities was approximately $3.5 million for the six months ended November 30, 2003. The cash provided by investing activities during the six months ended November 30, 2004 was primarily due to the net proceeds from sales and maturity of investments, partially offset by the purchase of investments. The cash used in investing activities during the six months ended November 30, 2003 was primarily due to the purchase of investments, partially offset by the net proceeds from sales and maturity of investments.

Financing activities provided cash of approximately $85,000 in the six months ended November 30, 2004 and $54,000 in the six months ended November 30, 2003. Net cash provided by financing activities during the six months ended November 30, 2004 and during the six months ended November 30, 2003 was due to proceeds from issuance of common stock and exercise of stock options.

    As of November 30, 2004, the Company had working capital of $18.0 million. Working capital consists of cash and cash equivalents, short-term investments, accounts receivable, inventory and other current assets, less current liabilities.

    The Company announced in August 1998 that its board of directors had authorized the repurchase of up to 1,000,000 shares of its outstanding common shares. The Company may repurchase the shares in the open market or in privately negotiated transactions, from time to time, subject to market conditions. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase program may be interrupted or discontinued at any time. Any such repurchase of shares, if consummated, may use a portion of the Company's working capital. As of November 30, 2004, the Company had repurchased 523,700 shares at an average price of $3.95 per share. Shares repurchased by the Company are cancelled.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In November 2004, the FASB issued FASB Statement No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4" ("FAS No. 151"). The amendments made by FAS No. 151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.

    The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The provisions of FAS No. 151 will be applied prospectively. The Company does not expect the adoption of FAS No. 151 to have a material impact on its consolidated financial position, results of operations or cash flows.

    In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company's management is currently evaluating the impact of FAS No. 123R on the Company's financial position and results of operations.

    In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Nonmonetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.


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

    CUSTOMER CONCENTRATION. Sales to the Company's five largest customers accounted for approximately 70.5%, 73.0% and 61.7% of its net sales in fiscal 2004, 2003 and 2002, respectively. Sales to the Company's five largest customers accounted for approximately 84.6% of its net sales in the six months ended November 30, 2004. During fiscal 2004, Texas Instruments Incorporated and Spansion LLC. accounted for 33.8% and 17.8% of the Company's net sales, respectively. During fiscal 2003, Texas Instruments Incorporated and First International Computer, Inc. accounted for 45.3% and 10.7% of the Company's net sales, respectively. During fiscal 2002, Texas Instruments, Formosa Advanced Technologies Co. Ltd. and ASE Test, Inc. accounted for 22.3%, 17.1% and 11.1% of the Company's net sales, respectively. No other customers represented more than 10% of the Company's net sales for any of such periods. The loss of or reduction or delay in orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect the Company's business, financial condition and operating results.

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

    DEPENDENCE ON INTERNATIONAL SALES AND OPERATIONS. Approximately 84.5%, 73.0% and 62.7% of the Company's net sales for fiscal 2004, 2003 and 2002, respectively, were attributable to sales to customers for delivery outside of the United States. Approximately 89.8% of the Company's net sales in the six months ended November 30, 2004 were attributable to sales to customers for delivery outside of the United States. A substantial portion of the Company's sales has been in Asia. Turmoil in the Asian financial markets resulted, and may result in the future, in dramatic currency devaluations, stock market declines, restriction of available credit and general financial weakness. In addition, DRAM prices in Asia have on occasion declined dramatically, and will likely do so again in the future. These developments may affect the Company in several ways. The Company believes that many international semiconductor manufacturers limited their capital spending (including the purchase of MTX systems) in fiscal years 2003 and 2002, and that the uncertainty of the DRAM market may cause some manufacturers in the future to again delay capital spending plans. Such developments could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    INTENSE COMPETITION. In each of the markets it serves, the Company faces competition from established competitors and potential new entrants. New product introductions by the Company's competitors or by new market entrants could cause a decline in sales or loss of market acceptance of the Company's existing products. Increased competitive pressure could also lead to intensified price-based competition, resulting in lower prices which could adversely affect the Company's business, financial condition and operating results. Competing suppliers of burn-in and functional test systems include Japan Engineering Company, Reliability Incorporated and Dong-Il Corporation. In addition, suppliers of memory test equipment including Advantest Corporation and Teradyne, Inc. may seek to offer competitive parallel test systems in the future. The Company's MAX and ATX monitored and dynamic burn-in systems increasingly have faced and are expected to continue to face severe competition, especially from local, low cost manufacturers and from systems manufacturers that offer higher power dissipation per integrated circuit, or IC. Also, the FOX full wafer contact system is expected to face competition from larger systems manufacturers that have more advanced technological know-how and a broader range of manufacturing resources. The Company's test fixture products face numerous competitors. The Company has granted royalty-bearing licenses to several companies to make performance test boards ("PTBs") for use with the Company's MTX systems. Sales of PTBs by licensees result in royalties to the Company but reduce the Company's own sales of PTBs.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The Company considered the provisions of Financial Reporting Release No. 48 "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity instruments at November 30, 2004.

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

    A majority of the Company's revenue and capital spending is transacted in U.S. Dollars. The Company, however, enters into transactions in other currencies, primarily Japanese Yen. Substantially all sales to Japanese customers are denominated in Yen. Since the price is determined at the time a purchase order is accepted, the Company is exposed to the risks of fluctuations in the Yen-U.S. Dollar exchange rate during the lengthy period from purchase order to ultimate payment. This exchange rate risk is partially offset to the extent that the Company's Japanese subsidiary incurs expenses payable in Yen. To date, the Company has not invested in instruments designed to hedge currency risks. In addition, the Company's Japanese subsidiary typically carries debt or other obligations due to the Company that may be denominated in either Yen or U.S. Dollars. Since the Japanese subsidiary's financial statements are based in Yen and the Company's financial statements are based in U.S. Dollars, the Japanese subsidiary and the Company recognize foreign exchange gain or loss in any period in which the value of the Yen rises or falls in relation to the U.S. Dollar. A 10% decrease in the value of the Yen as compared with the U.S. Dollar would potentially result in an additional net loss of approximately $238,000.


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

    None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held an Annual Meeting of Shareholders on October 19, 2004 (the "Annual Meeting"). There were issued and outstanding on September 9, 2004, the record date, 7,393,719 shares of Common Stock. There were present at the Annual Meeting in person and by proxy Shareholders of the Company who were holders of 7,197,470 shares of Common Stock entitled to vote thereat, constituting a quorum. At the Annual Meeting, the following votes were cast for the proposals indicated:

Proposal One:  Election of Directors of the Company.

      NOMINEE          VOTES FOR     VOTES WITHHELD     BROKER NON-VOTES
------------------     ---------     --------------     ----------------
Rhea J. Posedel        5,998,793        1,198,677              --
Robert R. Anderson     5,998,872        1,198,598              --
William W.R. Elder     5,998,872        1,198,598              --
Mukesh Patel           5,998,872        1,198,598              --
Mario M. Rosati        5,997,972        1,199,498              --

Proposal Two: Ratify the selection of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for the fiscal year ending May 31, 2005.

                        VOTES
                      ---------
FOR                   6,001,643
AGAINST               1,195,827
ABSTAIN                      --
BROKER NON-VOTES             --


Item 5.  OTHER INFORMATION

    None.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                (a)  Exhibits

    The Exhibits listed on the accompanying "Index to Exhibits" are filed as part hereof, or incorporated by reference into, the report.

                (b)  Report on Form 8-K

    On September 21, 2004, the Company furnished a current report on Form
8-K, attaching a press release announcing financial results for the first fiscal quarter ended August 31, 2004 and certain other information. The Form 8-K included the Company's unaudited financial statements for the first fiscal quarter ended August 31, 2004.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Aehr Test Systems
                                                    (Registrant)

Date:     January 13, 2005                   /s/  RHEA J. POSEDEL
                                                  ---------------
                                                  Rhea J. Posedel
                                            Chief Executive Officer and
                                        Chairman of the Board of Directors


Date:     January 13, 2005                   /s/  GARY L. LARSON
                                                  --------------
                                                  Gary L. Larson
                                            Vice President of Finance and
                                               Chief Financial Officer

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

   99.1 Press Release dated September 21, 2004. (This is incorporated by reference to Exhibit 99.1 to Aehr Test Systems' Form 8-K filed September 21, 2004).