Form 10-Q
period 2005-02-28
AEHR TEST SYSTEMS
filed 2005-04-14
CIK 1040470

                                    FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 28, 2005.

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

     Number of shares of Common Stock, $0.01 par value, outstanding at March 31, 2005 was 7,447,491.

                                      FORM 10-Q

                       FOR THE QUARTER ENDED FEBRUARY 28, 2005

                                       INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
               February 28, 2005 and May 31, 2004 . . . . . . . . . . .   3

          Condensed Consolidated Statements of Operations for the three months and nine months ended February 28, 2005
               and February 29, 2004 . . . . . . . . . . . . . . . .  .   4

          Condensed Consolidated Statements of Cash Flows for the
               nine months ended February 28, 2005
               and February 29, 2004. . . . . . . . . . . . . . . . . .   5

          Notes to Condensed Consolidated Financial Statements. . . . .   6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations. . . . . . . . . . . . . . . .  11

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risks. .  21

ITEM 4.  Controls and Procedures. . . . . . . . . . . . . . . . . . . .  21


PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .  22

SIGNATURE PAGE  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

                            PART I.  FINANCIAL STATEMENTS

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  AEHR TEST SYSTEMS
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except per share data)
                                      (Unaudited)

                                                 February 28,     May 31,
                                                     2005          2004
                                                 -----------  -----------
                        ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . .    $ 4,668      $ 4,041
  Short-term investments. . . . . . . . . . . . .      3,991        6,492
  Accounts receivable . . . . . . . . . . . . . .      2,838        4,205
  Inventories . . . . . . . . . . . . . . . . . .      7,393        7,989
  Prepaid expenses and other. . . . . . . . . . .        510          492
                                                 -----------  -----------
    Total current assets  . . . . . . . . . . . .     19,400       23,219

Property and equipment, net . . . . . . . . . . .      1,242        1,289
Long-term investments . . . . . . . . . . . . . .        719        1,292
Goodwill. . . . . . . . . . . . . . . . . . . . .        274          274
Other assets, net . . . . . . . . . . . . . . . .        786          738
                                                 -----------  -----------
    Total assets  . . . . . . . . . . . . . . . .    $22,421      $26,812
                                                 ===========  ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . .    $   479      $ 1,838
  Accrued expenses. . . . . . . . . . . . . . . .      2,013        2,100
  Deferred revenue. . . . . . . . . . . . . . . .        532          337
                                                 -----------  -----------
    Total current liabilities . . . . . . . . . .      3,024        4,275

Accrued lease commitment. . . . . . . . . . . . .        339          333
                                                 -----------  -----------
    Total liabilities . . . . . . . . . . . . . .      3,363        4,608
                                                 -----------  -----------
Shareholders' equity:
  Common stock, $.01 par value:
    Issued and outstanding: 7,426 shares and
    7,389 shares at February 28, 2005 and
    May 31, 2004, respectively. . . . . . . . . .         74           74
  Additional paid-in capital. . . . . . . . . . .     37,410       37,322
  Accumulated other comprehensive income. . . . .      1,291        1,379
  Accumulated deficit . . . . . . . . . . . . . .    (19,717)     (16,571)
                                                 -----------  -----------
    Total shareholders' equity  . . . . . . . . .     19,058       22,204
                                                 -----------  -----------
    Total liabilities and shareholders' equity. .    $22,421      $26,812
                                                 ===========  ===========

                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                               AEHR TEST SYSTEMS AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (in thousands, except per share data)
                                           (Unaudited)

                                                 Three Months Ended        Nine Months Ended
                                               ----------------------    --------------------
                                              February 28, February 29, February 28, February 29,
                                                  2005        2004         2005         2004
                                               ----------  ----------    ---------   --------
Net sales. . . . . . . . . . . . . . . . . . .   $ 2,084     $ 2,166      $12,810     $ 9,928
Cost of sales. . . . . . . . . . . . . . . . .     1,281       1,356        9,452       6,150
                                               ---------   ---------     --------    --------
Gross profit . . . . . . . . . . . . . . . . .       803         810        3,358       3,778
                                               ---------   ---------     --------    --------
Operating expenses:
  Selling, general and administrative. . . . .     1,265       1,414        3,812       4,197
  Research and development . . . . . . . . . .       868       1,134        2,885       3,492
                                               ---------   ---------     --------    --------
      Total operating expenses . . . . . . . .     2,133       2,548        6,697       7,689
                                               ---------   ---------     --------    --------
Loss from operations . . . . . . . . . . . . .    (1,330)     (1,738)      (3,339)     (3,911)

Interest income  . . . . . . . . . . . . . . .        40          36           96         306
Other income, net. . . . . . . . . . . . . . .        13          13          209         174
                                               ---------   ---------     --------    --------
Loss before income taxes . . . . . . . . . . .    (1,277)     (1,689)      (3,034)     (3,431)

Income tax expense (benefit) . . . . . . . . .       (54)         28          112          43
                                               ---------   ---------     --------    --------
Net loss . . . . . . . . . . . . . . . . . . .   $(1,223)    $(1,717)     $(3,146)    $(3,474)
                                               =========   =========     ========    ========

Net loss per share (basic and diluted) . . . .   $ (0.16)    $ (0.24)     $ (0.42)    $ (0.48)

Shares used in per share calculation:
  Basic and diluted. . . . . . . . . . . . . .     7,426       7,270        7,410       7,203


                       The accompanying notes are an integral part of these
                           condensed consolidated financial statements.

                                   AEHR TEST SYSTEMS
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (in thousands)
                                      (Unaudited)

                                                      Nine Months Ended
                                                   ----------------------
                                                  February 28, February 29,
                                                      2005        2004
                                                   ----------  ----------
Cash flows from operating activities:
  Net loss......................................      $(3,146)    $(3,474)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities:
    Provision for doubtful accounts.............           (8)        (35)
    Gain on disposition of fixed assets.........           --          (3)
    Depreciation and amortization...............          244         305
        Changes in operating assets and liabilities:
      Accounts receivable.......................        1,428       1,499
      Inventories...............................          623         966
      Accounts payable..........................       (1,553)       (171)
      Accrued expenses..........................         (117)        341
      Deferred revenue..........................          195         224
      Accrued lease commitment..................            6          24
      Other assets..............................          (56)      1,176
                                                   ----------  ----------
        Net cash provided by (used in)
          operating activities..................       (2,384)        852
                                                   ----------  ----------
Cash flows from investing activities:
    Purchase of investments.....................       (9,518)    (16,636)
    Net proceeds from sales and
      maturity of investments...................       12,587      13,039
    Additions to property and equipment.........         (181)       (103)
    Decrease in other assets....................           --          37
                                                   ----------  ----------
        Net cash provided by (used in)
          investing activities..................        2,888      (3,663)
                                                   ----------  ----------
Cash flows from financing activities:
    Proceeds from issuance of common stock
      and exercise of stock options.............           88         906
                                                   ----------  ----------
        Net cash provided by
          financing activities..................           88         906
                                                   ----------  ----------

Effect of exchange rates on cash................           35          53
                                                   ----------  ----------
        Net increase (decrease) in cash and
          cash equivalents......................          627      (1,852)

Cash and cash equivalents, beginning of period..        4,041       6,212
                                                   ----------  ----------
Cash and cash equivalents, end of period........      $ 4,668     $ 4,360
                                                   ==========  ==========

                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                               AEHR TEST SYSTEMS
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED FEBRUARY 28, 2005
                                  (UNAUDITED)


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

        REVISION IN CLASSIFICATION OF CERTAIN SECURITIES. In connection with preparation of these financial statements, we concluded that it was appropriate to classify our auction rate securities as short-term investments. Previously, such investments had been classified as cash and cash equivalents. Accordingly, the Company has revised the classification to exclude from cash and cash equivalents $900,000 and $600,000 at February 28, 2005 and May 31, 2004, respectively, and to include such amounts as short-term investments. In addition, the Company has made corresponding revisions to the accompanying statements of cash flows to reflect the purchases and proceeds from sales of the auction rate securities as investing activities. These revisions resulted in a net increase in cash used in investing activities of $900,000 during the nine months ended February 28, 2005, $800,000 in fiscal year 2004 and $200,000 in the nine months ended February 29, 2004. These revisions had no impact on previously reported results of operations, operating cash flows or working capital of the Company.

2.  STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's shares and the exercise price of the option. Stock-based compensation for consultants or other third parties are accounted for in accordance with SFAS 123 and Emerging Issues Task Force ("EITF") No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

    For purposes of pro forma disclosures, the estimated fair value of the stock options and grants under the Company's Employee Stock Purchase Plan are amortized to expense over the vesting period. The Company's pro forma information follows (in thousands, except per share amounts):

                                                  Three Months Ended        Nine Months Ended
                                               ----------------------    ----------------------
                                             February 28, February 29, February 28,  February 29,
                                                 2005         2004         2005          2004
                                               ----------  ----------    ----------  ----------
Net loss, as reported:......................    $(1,223)    $(1,717)      $(3,146)    $(3,474)

Deduct: Total stock-based employee
        compensation expense determined
        under fair value based method
        for all awards, net of related
        tax effects.........................       (190)        (87)         (588)       (408)
                                              ---------   ---------     ---------   ---------
Pro forma net loss..........................    $(1,413)    $(1,804)      $(3,734)    $(3,882)
                                              =========   =========     =========   =========
Net loss per share:

Basic and diluted, as reported..............    $ (0.16)    $ (0.24)      $ (0.42)    $ (0.48)
                                              =========   =========     =========   =========
Basic and diluted, pro forma................    $ (0.19)    $ (0.25)      $ (0.50)    $ (0.54)
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

    The fair value of each option and stock purchase plan grant has been estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

                                                  Three Months Ended        Nine Months Ended
                                               ----------------------    ----------------------
                                             February 28, February 29, February 28,  February 29,
                                                 2005         2004         2005          2004
                                               ----------  ----------    ----------  ----------
Risk-free Interest Rate ..............           3.69%       3.15%         3.60%       3.04%
Expected Life.........................          5 years     5 years       5 years     5 years
Volatility............................           0.85        0.81          0.85        0.81
Dividend Yield........................            --          --            --          --

    In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in the consolidated financial statements. That cost will be measured based on the grant-date fair value of the equity or liability instruments issued.

    SFAS 123R is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005 (the second quarter of fiscal 2006 for the Company). The impact of SFAS 123R on the Company in fiscal 2006 and beyond will depend upon various factors, among them being the Company's future compensation strategy. The pro forma compensation costs presented in the table above and in prior filings for the Company have been calculated using the Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. As of the date of this filing, no decisions have been made as to the selection of an option pricing model and a transition method for adoption. The Company expects that the adoption of SFAS 123R will have an adverse impact on the Company's consolidated statements of operations.

3.  EARNINGS PER SHARE

        EARNINGS PER SHARE. Earnings per share is computed based on the weighted average number of common and common equivalent shares (common stock options) outstanding, when dilutive, during each period using the treasury stock method.

                                                  Three Months Ended        Nine Months Ended
                                               ----------------------    ----------------------
                                             February 28, February 29, February 28,  February 29,
                                                 2005         2004         2005          2004
                                               ----------  ----------    ----------  ----------
                                                   (in thousands, except per share amounts)
Net loss available to common shareholders:

Numerator: Net loss.........................      $(1,223)    $(1,717)     $(3,146)   $(3,474)
                                                ---------   ---------    ---------  ---------
Denominator for basic net loss per share:
  Weighted-average shares outstanding ......        7,426       7,270        7,410      7,203
                                                ---------   ---------    ---------  ---------
Shares used in basic per share calculation..        7,426       7,270        7,410      7,203

Effect of dilutive securities:
    Employee stock options..................           --          --           --         --
                                                ---------   ---------    ---------  ---------
Denominator for diluted net loss
    per share...............................        7,426       7,270        7,410      7,203
                                                ---------   ---------    ---------  ---------

Basic and diluted net loss per share........       $(0.16)    $ (0.24)     $ (0.42)   $ (0.48)
                                                =========   =========    =========  =========

    Stock options to purchase 1,285,523 and 1,117,092 shares of common stock were outstanding on February 28, 2005 and February 29, 2004, respectively, but were not included in the computation of diluted loss per share because the inclusion of such shares would be anti-dilutive.


4.  INVENTORIES

Inventories are comprised of the following (in thousands):

                                     February 28,    May 31,
                                         2005         2004
                                     -----------  -----------
Raw materials and sub-assemblies          $2,812       $3,250
Work in process                            4,526        4,623
Finished goods                                55          116
                                     -----------  -----------
                                          $7,393       $7,989
                                     ===========  ===========

5.  SEGMENT INFORMATION

    The Company considers itself to be in one reportable segment pursuant to SFAS 131. As the Company's business is completely focused on one industry segment, the designing, manufacturing and marketing of advanced test and burn-in products to the semiconductor manufacturing industry, management believes that the Company has only one reportable segment. The Company's net sales and profits are generated through the sale and service of products for this one segment.

    The following presents information about the Company's operations in different geographic areas (in thousands):

                                            United                        Adjust-
                                            States     Asia     Europe     ments     Total
                                           --------- --------- --------- --------- ---------
Three months ended February 28, 2005:
  Net sales......................            $ 2,020    $  277    $  272   $  (485)  $ 2,084
  Portion of U.S. net sales
    from export sales............                732        --        --        --       732
  Loss from operations...........             (1,038)     (139)      (58)      (95)   (1,330)
  Identifiable assets............             30,761     1,191     1,340   (10,871)   22,421
  Property and equipment, net....                913       292        37        --     1,242

Nine months ended February 28, 2005:
  Net sales......................            $11,517    $  751    $1,672   $(1,130)  $12,810
  Portion of U.S. net sales
    from export sales............              9,136        --        --        --     9,136
  Income (loss) from operations..             (3,167)     (377)      276       (71)   (3,339)
  Identifiable assets............             30,761     1,191     1,340   (10,871)   22,421
  Property and equipment, net....                913       292        37        --     1,242

Three months ended February 29, 2004:
  Net sales......................            $ 2,007    $  223    $  568   $  (632)  $ 2,166
  Portion of U.S. net sales
    from export sales............              1,538        --        --        --     1,538
  Income (loss) from operations..             (1,661)      (84)       27       (20)   (1,738)
  Identifiable assets............             34,020     1,144     1,249   (10,164)   26,249
  Property and equipment, net....              1,057       269        11        --     1,337

Nine months ended February 29, 2004:
  Net sales......................            $ 8,532    $  837    $1,642   $(1,083)  $ 9,928
  Portion of U.S. net sales
    from export sales............              6,530        --        --        --     6,530
  Income (loss) from operations..             (3,841)     (201)      147       (16)   (3,911)
  Identifiable assets............             34,020     1,144     1,249   (10,164)   26,249
  Property and equipment, net....              1,057       269        11        --     1,337

    The Company's foreign operations are primarily those of its Japanese and German subsidiaries. Substantially all of the sales of the subsidiaries are made to unaffiliated Japanese or European customers. Net sales and income
(loss) from operations from outside the United States include the operating results of Aehr Test Systems Japan K.K. and Aehr Test Systems GmbH. Adjustments consist of intercompany eliminations. Identifiable assets are all assets identified with operations in each geographic area. Many net sales made in the United States were delivered to locations outside of the United States.

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

    Following is a summary of changes in the Company's liability for product warranties during the three months and nine months ended February 28, 2005 and February 29, 2004 (in thousands):

                                                  Three Months Ended        Nine Months Ended
                                               ----------------------    ----------------------
                                             February 28, February 29, February 28,  February 29,
                                                 2005         2004         2005          2004
                                               ----------  ----------    ----------  ----------
Balance at the beginning of the period               $103        $112          $146        $111

Accruals for warranties issued
  during the period                                    43          19           129         152

Settlement made during the period
  (in cash or in kind)                                (44)        (14)         (173)       (146)
                                                ---------   ---------     ---------   ---------
Balance at the end of the period                     $102        $117          $102        $117
                                                  =======     =======       =======     =======

7.  COMPREHENSIVE LOSS

The following are the components of comprehensive loss (in thousands):

                                                  Three Months Ended        Nine Months Ended
                                               ----------------------    ----------------------
                                             February 28, February 29, February 28,  February 29,
                                                 2005         2004         2005          2004
                                               ----------  ----------    ----------  ----------
Net loss . . . . . . . . . . . . . . . . . . .    $(1,223)    $(1,717)      $(3,146)    $(3,474)
Foreign currency translation
  adjustments income (expense). . . . . . . . .       (23)          8           (83)       (114)
Unrealized holding gains (losses) arising
  during period. . . . . . . . . . . . . . . .          1          10            (5)         --
                                                ---------   ---------      --------    --------
Comprehensive loss . . . . . . . . . . . . . .    $(1,245)    $(1,699)      $(3,234)    $(3,588)
                                                =========   =========      ========    ========

8.  RECENT ACCOUNTING PRONOUNCEMENTS

    In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an Amendment of ARB No. 43, Chapter 4". This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) to require them to be recognized as current-period charges and to require the allocation of fixed production overhead to inventory based on the normal capacity of a production facility. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted. The adoption of this statement is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

    In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"), which is a revision SFAS 123 and supersedes APB
25. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant-date fair values. Pro forma disclosure is no longer an alternative. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company will apply SFAS 123 beginning in the Company's second quarter of fiscal 2006. We are currently evaluating the impact of adopting this statement on our financial position and results of operations. The impact on our financial statements will be dependent on the transition method, the option pricing model used to compute fair value and the inputs to that model such as volatility and expected life. The pro forma disclosures of the impact of SFAS 123 provided earlier in Note 2 may not be representative of the impact of adopting this statement. The Company expects that the adoption of SFAS 123R will have an adverse impact on the Company's consolidated statements of operations.

    In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29." This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted. The adoption of this standard is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

    In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP FAS 109-2"). The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. and cannot reasonably estimate the income tax effect of the Foreign Earnings Repatriation Provision. The Company has yet to complete its evaluation of the Foreign Earnings Repatriation Provision within the Act and plans to complete its evaluation in the first half of fiscal 2006.

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

CRITICAL ACCOUNTING POLICIES

    The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, long-term service contracts, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In the three months ended February 28, 2005, there have been no significant changes to the Company's critical accounting policies as described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2004.

RESULTS OF OPERATIONS

    The following table sets forth items in the Company's Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated.

                                                Three Months Ended        Nine Months Ended
                                              ----------------------    ----------------------
                                             February 28, February 29, February 28, February 29,
                                                 2005         2004         2005          2004
                                              ----------  ----------    ----------  ----------
Net sales. . . . . . . . . . . . . . . . . . .     100.0 %     100.0 %      100.0 %    100.0 %
Cost of sales. . . . . . . . . . . . . . . . .      61.5        62.6         73.8       61.9
                                              ----------  ----------    ---------   --------
Gross profit . . . . . . . . . . . . . . . . .      38.5        37.4         26.2       38.1
                                              ----------  ----------    ---------   --------
Operating expenses:
  Selling, general and administrative. . . . .      60.7        65.3         29.8       42.3
  Research and development . . . . . . . . . .      41.7        52.4         22.5       35.2
                                              ----------  ----------    ---------   --------
      Total operating expenses . . . . . . . .     102.4       117.7         52.3       77.5
                                              ----------  ----------    ---------   --------
Loss from operations . . . . . . . . . . . . .     (63.9)      (80.3)       (26.1)     (39.4)

Interest income  . . . . . . . . . . . . . . .       2.0         1.7          0.8        3.1
Other income, net. . . . . . . . . . . . . . .       0.6         0.6          1.6        1.7
                                              ----------  ----------    ---------   --------
Loss before income taxes . . . . . . . . . . .     (61.3)      (78.0)       (23.7)     (34.6)

Income tax expense (benefit) . . . . . . . . .      (2.6)        1.3          0.9        0.4
                                              ----------  ----------    ---------   --------
Net loss . . . . . . . . . . . . . . . . . . .     (58.7)%     (79.3)%      (24.6)%    (35.0)%
                                              ==========  ==========    =========   ========

THREE MONTHS ENDED FEBRUARY 28, 2005 COMPARED TO THREE MONTHS ENDED FEBRUARY 29, 2004

    NET SALES. Net sales decreased to $2.1 million in the three months ended February 28, 2005 from $2.2 million in the three months ended February 29, 2004, a decrease of 3.8%. The decrease in net sales resulted primarily from a decrease in net sales of the Company's dynamic burn-in products, partially offset by an increase in net sales of the Company's wafer/die level products. Net sales of the Company's dynamic burn-in products for the three months ended February 28, 2005 were $1.3 million, and decreased approximately $423,000 from the three months ended February 29, 2004. Net sales of the Company's MTX products for the three months ended February 28, 2005 were $332,000, and decreased approximately $68,000 from the three months ended February 29, 2004. Net sales of the Company's wafer/die level products for the three months ended February 28, 2005 were $413,000, and increased approximately $409,000 from the three months ended February 29, 2004. The increase in net sales of the Company's wafer/die level products noted above is primarily related to the completion of a milestone in the wafer-level system development project. The Company anticipates that net sales in the fourth quarter of fiscal 2005 will reflect solid growth over those in the third quarter of fiscal 2005.

    GROSS PROFIT. Cost of sales consists primarily of materials, assembly and test costs, and overhead from operations. Gross profit decreased to $803,000 in the three months ended February 28, 2005 from $810,000 in the three months ended February 29, 2004, a decrease of 0.9%. Gross profit margin increased to 38.5% in the three months ended February 28, 2005 from 37.4% in the three months ended February 29, 2004.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related costs of employees, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses decreased to $1.3 million in the three months ended February 28, 2005 from $1.4 million in the three months ended February 29, 2004, a decrease of 10.5%. The decrease in SG&A expenses was primarily due to a decrease in employment related expenses.

As a percentage of net sales, SG&A expenses decreased to 60.7% in the three months ended February 28, 2005 from 65.3% in the three months ended February 29, 2004.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses decreased to $868,000 in the three months ended February 28, 2005 from $1.1 million in the three months ended February 29, 2004, a decrease of 23.5%. The decrease in R&D expenses was primarily due to a decrease in project material expenses, which resulted because the Company's wafer-level burn-in project is approaching the end of the project development cycle. As a percentage of net sales, R&D expenses decreased to 41.7% in the three months ended February 28, 2005 from 52.4% in the three months ended February 29, 2004. The Company anticipates that R&D expenses may increase somewhat over the next two fiscal quarters as the Company performs wafer-level contactor evaluations for potential customers.

    INTEREST INCOME. Interest income increased to $40,000 in the three months ended February 28, 2005 from $36,000 in the three months ended February 29, 2004.

    OTHER INCOME (EXPENSE), NET. Other income, net was unchanged at $13,000 in the three months ended February 28, 2005 from the three months ended February 29, 2004.

    INCOME TAX EXPENSE (BENEFIT). Income tax benefit was $54,000 in the three months ended February 28, 2005 and income tax expense was $28,000 in the three months ended February 29, 2004. The income tax benefit in the three months ended February 28, 2005 was related to the tax benefit recorded by the Company as a result of losses incurred in the Company's German subsidiary. The income tax expense in the three months ended February 29, 2004 was related primarily to the tax expense recorded as a result of income earned in the Company's German subsidiary. The Company's U.S. operations and its Japanese subsidiary have experienced significant cumulative losses and thus generated certain net operating losses available to offset future taxes payable in the U.S. and Japan. As a result of the cumulative operating losses in the Company's U.S. operations and its Japanese subsidiary, a valuation allowance was established for the full amount of its net deferred tax assets for both its U.S. operations and its Japanese subsidiary.

NINE MONTHS ENDED FEBRUARY 28, 2005 COMPARED TO NINE MONTHS ENDED FEBRUARY 29, 2004

    NET SALES. Net sales increased to $12.8 million in the nine months ended February 28, 2005 from $9.9 million in the nine months ended February 29, 2004, an increase of 29.0%. The increase in net sales in the nine months ended February 28, 2005 resulted primarily from an increase in net sales of the Company's MTX products, partially offset by a decrease in net sales of the Company's dynamic burn-in products. Net sales of the Company's MTX products for the nine months ended February 28, 2005 were $6.1 million, and increased approximately $5.0 million from the nine months ended February 29, 2004. Net sales of the Company's dynamic burn-in products for the nine months ended February 28, 2005 were $6.1 million, and decreased approximately $2.7 million from the nine months ended February 29, 2004. Net sales of the Company's wafer/die level products for the nine months ended February 28, 2005 were $656,000, and increased approximately $558,000 from the nine months ended February 29, 2004.

    GROSS PROFIT. Gross profit decreased to $3.4 million in the nine months ended February 28, 2005 from $3.8 million in the nine months ended February 29, 2004, a decrease of 11.1%. The gross profit margin decreased to 26.2% in the nine months ended February 28, 2005 from 38.1% in the nine months ended February 29, 2004. Beginning in January 2004, the Company received turnkey system orders from a single customer, which included certain products not typically sold directly by the Company which are used in conjunction with the Company's systems. At the customer's request, these products were included as part of the order. These products were priced at or near the Company's cost and are referred to here as "pass-through" products. The decrease in gross profit margin was primarily the result of an increase in net sales of $2.8 million related to pass-through products, which have a very low gross profit margin, as well as a change in product mix, resulting in higher material costs as a percentage of net sales. Since the Company does not typically accept orders for pass-through products, it has requested that, going forward, the customer purchase these pass-through products directly through the vendors that currently manufacture such products. The customer has already ordered some of these products directly from the vendors. The customer has not advised the Company of its intent to purchase any additional pass-through products from the Company.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses decreased to $3.8 million in the nine months ended February 28, 2005 from $4.2 million in the nine months ended February 29, 2004, a decrease of 9.2%. The decrease in SG&A expenses was primarily due to a decrease in employment related expenses. As a percentage of net sales, SG&A expenses decreased to 29.8% in the nine months ended February 28, 2005 from 42.3% in the nine months ended February 29, 2004, reflecting higher net sales.

    RESEARCH AND DEVELOPMENT. R&D expenses decreased to $2.9 million in the nine months ended February 28, 2005 from $3.5 million in the nine months ended February 29, 2004, a decrease of 17.4%. The decrease in R&D expenses was primarily due to a decrease in project material expenses which resulted because the Company's wafer-level burn-in project is approaching the end of the project development cycle. As a percentage of net sales, R&D expenses decreased to 22.5% in the nine months ended February 28, 2005 from 35.2% in the nine months ended February 29, 2004, reflecting higher net sales.

    INTEREST INCOME. Interest income decreased to $96,000 in the nine months ended February 28, 2005 from $306,000 in the nine months ended February 29, 2004, a decrease of 68.6%. The interest income received in the nine months ended February 29, 2004 was primarily related to income tax refunds relating to prior years. No such tax refund related interest income was received in the nine months ended February 28, 2005.

    OTHER INCOME (EXPENSE), NET. Other income, net increased to $209,000 in the nine months ended February 28, 2005 from $174,000 in the nine months ended February 29, 2004.

    INCOME TAX EXPENSE (BENEFIT). Income tax expense increased to $112,000 in the nine months ended February 28, 2005, from $43,000 in the nine months ended February 29, 2004. The income tax expense in the nine months ended February 28, 2005 and in the nine months ended February 29, 2004 related primarily to the tax expense recorded as a result of income earned in the Company's German subsidiary. The Company's U.S. operations and its Japanese subsidiary have experienced significant cumulative losses and thus generated certain net operating losses available to offset future taxes payable in the U.S. and Japan. As a result of the cumulative operating losses in the Company's U.S. operations and its Japanese subsidiary, a valuation allowance was established for the full amount of its net deferred tax assets for both its U.S. operations and its Japanese subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was approximately $2.3 million for the nine months ended February 28, 2005, and net cash provided by operating activities was $852,000 for the nine months ended February 29, 2004. For the nine months ended February 28, 2005, net cash used in operating activities was due primarily to the net loss of $3.1 million and a decrease in accounts payable of $1.6 million because of a reduced level of business activity, partially offset by decreases in accounts receivable of $1.4 million due primarily to reduction of net sales and inventories of $623,000 due primarily to reduction of material purchases. For the nine months ended February 29, 2004, net cash provided by operating activities was due primarily to decreases in accounts receivable of $1.5 million due mainly to reduction of net sales, other assets related to the receipt of income tax refunds of $1.2 million and inventories of $1.0 million due primarily to reduction of material purchases, partially offset by the net loss of $3.5 million.

    Net cash provided by investing activities was approximately $2.9 million for the nine months ended February 28, 2005 and net cash used in investing activities was approximately $3.7 million for the nine months ended February 29, 2004. The cash provided by investing activities during the nine months ended February 28, 2005 was primarily due to the net proceeds from sales and maturity of investments, partially offset by the purchase of investments. The cash used in investing activities during the nine months ended February 29, 2004 was primarily due to the purchase of investments, partially offset by the net proceeds from sales and maturity of investments.

    Financing activities provided cash of approximately $88,000 in the nine months ended February 28, 2005 and $906,000 in the nine months ended February 29, 2004. Net cash provided by financing activities during the nine months ended February 28, 2005 and during the nine months ended February 29, 2004 was due to proceeds from issuance of common stock and the exercise of stock options.

    As of February 28, 2005, the Company had working capital of $16.4 million. Working capital consists of cash and cash equivalents, short-term investments, accounts receivable, inventory and other current assets, less current liabilities.

    The Company announced in August 1998 that its board of directors had authorized the repurchase of up to 1,000,000 shares of its outstanding common shares. The Company may repurchase the shares in the open market or in privately negotiated transactions, from time to time, subject to market conditions. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase program may be interrupted or discontinued at any time. Any such repurchase of shares, if consummated, may use a portion of the Company's working capital. As of February 28, 2005, the Company had repurchased 523,700 shares at an average price of $3.95 per share. Shares repurchased by the Company are cancelled.

    From time to time, the Company evaluates potential acquisitions of businesses, products or technologies that complement the Company's business. Any such transactions, if consummated, may use a portion of the Company's working capital or require the issuance of equity. The Company has no present understandings, commitments or agreements with respect to any material acquisitions.

    The Company anticipates that the existing cash balance together with cash provided by operations, if any, are adequate to meet its working capital and capital equipment requirements through fiscal year 2006. After fiscal year 2006, depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required, or, if available, that such financing can be obtained on terms satisfactory to the Company.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an Amendment of ARB No. 43, Chapter 4". This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) to require them to be recognized as current-period charges and to require the allocation of fixed production overhead to inventory based on the normal capacity of a production facility. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted. The adoption of this statement is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

    In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"), which is a revision SFAS 123 and supersedes APB
25. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant-date fair values. Pro forma disclosure is no longer an alternative. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company will apply SFAS 123 beginning in the Company's second quarter of fiscal 2006. We are currently evaluating the impact of adopting this statement on our financial position and results of operations. The impact on our financial statements will be dependent on the transition method, the option pricing model used to compute fair value and the inputs to that model such as volatility and expected life. The pro forma disclosures of the impact of SFAS 123 provided earlier in Note 2 may not be representative of the impact of adopting this statement. The Company expects that the adoption of SFAS 123R will have an adverse impact on the Company's consolidated statements of operations.

    In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29." This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted. The adoption of this standard is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

    In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP FAS 109-2"). The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. and cannot reasonably estimate the income tax effect of the Foreign Earnings Repatriation Provision. The Company has yet to complete its evaluation of the Foreign Earnings Repatriation Provision within the Act and plans to complete its evaluation in the first half of fiscal 2006.

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

    RECENT OPERATING LOSSES. Although the Company reported operating income in fiscal 2001 as a whole, beginning in the second half of fiscal 2001, the Company experienced the result of a sharp and severe industry downturn and recorded operating losses of $4.5 million, $4.7 million and $4.5 million in fiscal 2002, 2003 and 2004, respectively. There can be no assurance that the Company's net sales and operating results will not continue to be further impacted by this prolonged downturn in the semiconductor equipment market and global economy. Failure to become profitable may depress the market price of the Company's common stock and its ability to raise capital, if necessary.

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

    CUSTOMER CONCENTRATION. Sales to the Company's five largest customers accounted for approximately 70.5%, 73.0% and 61.7% of its net sales in fiscal 2004, 2003 and 2002, respectively. Sales to the Company's five largest customers accounted for approximately 74.2% of its net sales in the nine months ended February 28, 2005. During fiscal 2004, Texas Instruments Incorporated and Spansion LLC. accounted for 33.8% and 17.8% of the Company's net sales, respectively. During fiscal 2003, Texas Instruments Incorporated and First International Computer, Inc. accounted for 45.3% and 10.7% of the Company's net sales, respectively. During fiscal 2002, Texas Instruments, Formosa Advanced Technologies Co. Ltd. and ASE Test, Inc. accounted for 22.3%, 17.1% and 11.1% of the Company's net sales, respectively. No other customers represented more than 10% of the Company's net sales for any of such periods. The loss of or reduction or delay in orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect the Company's business, financial condition and operating results.

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

    DEPENDENCE ON INTERNATIONAL SALES AND OPERATIONS. Approximately 84.5%, 73.0% and 62.7% of the Company's net sales for fiscal 2004, 2003 and 2002, respectively, were attributable to sales to customers for delivery outside of the United States. Approximately 81.4% of the Company's net sales in the nine months ended February 28, 2005 were attributable to sales to customers for delivery outside of the United States. A substantial portion of the Company's sales has been in Asia. Turmoil in the Asian financial markets has previously resulted, and may result in the future, in dramatic currency devaluations, stock market declines, restriction of available credit and general financial weakness. In addition, DRAM prices in Asia have on occasion declined dramatically, and will likely do so again in the future. These developments may affect the Company in several ways. The Company believes that many international semiconductor manufacturers limited their capital spending (including the purchase of MTX systems) in fiscal years 2003 and 2002, and that the uncertainty of the DRAM market may cause some manufacturers in the future to again delay capital spending plans. Such developments could have a material adverse effect on the Company's business, financial condition and results of operations.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The Company considered the provisions of Financial Reporting Release No. 48 "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity instruments at February 28, 2005.

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

    A majority of the Company's revenue and capital spending is transacted in U.S. Dollars. The Company, however, enters into transactions in other currencies, primarily Japanese Yen. Substantially all sales to Japanese customers are denominated in Yen. Since the price is determined at the time a purchase order is accepted, the Company is exposed to the risks of fluctuations in the Yen-U.S. Dollar exchange rate during the lengthy period from purchase order to ultimate payment. This exchange rate risk is partially offset to the extent that the Company's Japanese subsidiary incurs expenses payable in Yen. To date, the Company has not invested in instruments designed to hedge currency risks. In addition, the Company's Japanese subsidiary typically carries debt or other obligations due to the Company that may be denominated in either Yen or U.S. Dollars. Since the Japanese subsidiary's financial statements are based in Yen and the Company's financial statements are based in U.S. Dollars, the Japanese subsidiary and the Company recognize foreign exchange gain or loss in any period in which the value of the Yen rises or falls in relation to the U.S. Dollar. A 10% decrease in the value of the Yen as compared with the U.S. Dollar would potentially result in an additional net loss of approximately $201,000.

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

                (b)  Report on Form 8-K

    On January 6, 2005, the Company furnished a current report on Form
8-K, attaching press releases announcing financial results for the second fiscal quarter ended November 30, 2004 and the receipt of an order for the Company's MTX model FP+ system and certain other information. The Form 8-K included the Company's unaudited financial statements for the second fiscal quarter ended November 30, 2004.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Aehr Test Systems
                                                    (Registrant)

Date:     April 14, 2005                     /s/  RHEA J. POSEDEL
                                                  ---------------
                                                  Rhea J. Posedel
                                            Chief Executive Officer and
                                        Chairman of the Board of Directors


Date:     April 14, 2005                     /s/  GARY L. LARSON
                                                  --------------
                                                  Gary L. Larson
                                            Vice President of Finance and
                                               Chief Financial Officer

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

   99.1 Press Release dated January 6, 2005. (This is incorporated by reference to Exhibits 99.1 and 99.2 to Aehr Test Systems' Form 8-K filed January 6, 2005).