Form 10-K
period 2005-05-31
AEHR TEST SYSTEMS
filed 2005-08-26
CIK 1040470

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

      Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.01 par value

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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).   Yes  [   ]  No [X]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).   Yes  [   ]  No [X]

     The aggregate market value of the Registrant's Common Stock, par value $0.01 per share, held by non-affiliates of the Registrant, based upon the closing price of $2.70 on July 29, 2005, as reported on the Nasdaq National Market, was approximately $16,452,000. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock (other than such persons of whom the Registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

     The number of shares of Registrant's Common Stock, par value $0.01 per share, outstanding at July 31, 2005 was 7,481,829.

Documents Incorporated By Reference

    Certain information required by Items 10, 11, 12, 13 and 14 of this report on Form 10-K is incorporated by reference from the Registrant's proxy statement for the Annual Meeting of Shareholders to be held on October 27, 2005 (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year ended May 31, 2005.

                                AEHR TEST SYSTEMS

                                   FORM 10-K
                          FISCAL YEAR ENDED MAY 31, 2005

                               TABLE OF CONTENTS

                                    PART I
Item  1.      Business ...............................................      4
Item  2.      Properties  ............................................     11
Item  3.      Legal Proceedings ......................................     12
Item  4.      Submission of Matters to a Vote of Security Holders ....     12


                                    PART II

Item  5.      Market for the Registrant's Common Equity and Related
                Shareholder Matters ..................................     12
Item  6.      Selected Financial Data ................................     13
Item  7.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations ..................     13
Item 7A.      Quantitative and Qualitative Disclosures about
                Market Risks .........................................     26
Item  8.      Financial Statements and Supplementary Data ............     28
Item  9.      Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure ..................     48
Item 9A.      Controls and Procedures ................................     48


                                   PART III

Item 10.      Directors and Executive Officers of the Registrant .....     49
Item 11.      Executive Compensation .................................     49
Item 12.      Security Ownership of Certain Beneficial Owners and
                Management ...........................................     49
Item 13.      Certain Relationships and Related Transactions .........     49
Item 14.      Principal Independent Registered Public Accounting
                Firm's Fees and Services .............................     49


                                    PART IV

Item 15.      Exhibits, Financial Statement Schedules and Reports on
                Form 8-K .............................................     49



              Signatures .............................................     51

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

                                    PART I

Item 1.   Business

THE COMPANY

    Aehr Test develops, manufactures and sells systems which are designed to reduce the cost of testing dynamic random access memory ("DRAM"), flash and other memory devices, perform reliability screening or burn-in of complex logic and memory devices, simultaneously perform burn-in and parallel testing of devices while they are still in wafer form, and enable integrated circuit ("IC") manufacturers to perform test and burn-in of bare die. Leveraging its expertise as a long-time leading provider of burn-in equipment, with over 2,500 systems installed worldwide, the Company has developed and introduced several innovative product families, including the FOXTM, MTX and MAX systems, and the DiePakR carrier. The FOX system is a full wafer contact burn-in and parallel test system designed to make contact with all pads of a wafer simultaneously, thus enabling full wafer burn-in and parallel test. The MTX system is a massively parallel test system designed to reduce the cost of memory testing by performing both test and burn-in on thousands of devices simultaneously. The MAX system can effectively burn-in and functionally test complex devices, such as digital signal processors, microprocessors, microcontrollers and systems-on-a-chip. The DiePak carrier is a reusable, temporary package that enables IC manufacturers to perform cost-effective final test and burn-in of bare die.

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

    Testing and reliability screening involves multiple steps. The first set of tests is typically performed by IC manufacturers before the processed semiconductor wafer is cut into individual die, to avoid the cost of packaging defective die into their plastic or ceramic packages. After the die are packaged and before they undergo reliability screening, a short test is typically performed to detect packaging defects. Most leading-edge microprocessors, microcontrollers, digital signal processors, and memory ICs then undergo an extensive reliability screening and stress testing procedure known as "burn-in." The burn-in process screens for early failures by operating the IC at elevated voltages and temperatures, usually at 150 degrees Celsius (302 degrees Fahrenheit), for periods typically ranging from 8 to 48 hours. A burn-in system can process thousands of ICs simultaneously. After burn-in, the ICs undergo a final test process using automatic test equipment ("testers"). Traditional memory testers can test up to 256 ICs simultaneously and perform a variety of tests at multiple temperatures.

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

DYNAMIC AND MONITORED BURN-IN SYSTEMS

    The MAX system is designed for dynamic burn-in of memory and logic devices. The production version of the MAX system holds 64 burn-in boards ("BIBs"), each of which may hold up to 350 or more devices, resulting in a system
capacity of up to 22,400 or more devices.    The MAX3 system, introduced in
fiscal 1999, has 96 channels, and handles the latest low voltage ICs.  The
MAX3 also has extended stored test program capability for more complete exercise and output monitoring of complex logic devices such as digital signal processors. The output monitor feature allows the MAX3 to perform functional tests of devices and it also supports built-in self-test ("BIST") or other scan features. The MAX4 system was introduced in 2001. Like the MAX3, it offers 96 channels and output monitoring; however, the MAX4 further extends the capabilities of the MAX3. The MAX4 is targeted at devices which require better voltage accuracy and higher current. It can provide up to 227 amps of current per BIB position. All MAX systems feature multi-tasking Windows 2000-based software which includes lot tracking and reporting software that are needed for production and military applications. This dynamic and monitored burn-in systems product category accounted for approximately 30%, 45% and 56% of the Company's net sales in fiscal 2005, 2004 and 2003, respectively.

MASSIVELY PARALLEL TEST SYSTEM

    The MTX massively parallel test system is designed to reduce the cost of memory testing by processing thousands of memory devices simultaneously, including DRAMs, flash memories, SDRAMs, DDR SDRAMs, DDR II SDRAMs, and SRAMs. The MTX system can perform a significant number of tests usually performed by traditional memory testers, including pattern sensitivity tests, functional tests, data retention tests and refresh tests. The Company estimates that transferring these tests from traditional memory testers to the MTX system can reduce the time that a memory device must be tested by a traditional memory tester by up to 70%, thereby reducing the required number of memory testers and, consequently, reducing capital and operating costs.

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

    Devices being tested are placed on PTBs and loaded into environmental chambers which typically operate at temperatures from 25 degrees Celsius (77 degrees Fahrenheit) up to 150 degrees Celsius (302 degrees Fahrenheit) (optional chambers can produce temperatures as low as -55 degrees Celsius (-67 degrees Fahrenheit)). A single PTB can hold up to 416 DDR SDRAMs, and a production chamber holds 30 PTBs, resulting in up to 12,480 DDR SDRAMs being tested in a single system. This massively parallel test system product category accounted for approximately 14%, 18% and 16% of the Company's net sales in fiscal 2005, 2004 and 2003, respectively.

FULL WAFER CONTACT SYSTEM

    The FOX-14 full wafer contact burn-in and parallel test system, introduced in July 2001, is designed to make contact with all pads of a wafer simultaneously, thus enabling full wafer burn-in and parallel test of up to 14 IC wafers at a time. One of the key features of the FOX system is the patented WaferPakTM cartridge system. This unique design is intended to accommodate a wide range of contactor technologies. Wafer-level burn-in and test enables lower cost production of Known-Good Die ("KGD") for multichip modules and systems-in-a-package.

    The FOX-1 full wafer parallel test system, introduced in June 2005, is designed for massively parallel test. The FOX-1 system is designed to make electrical contact and test all of the die on a wafer at once. The Company believes that this can significantly reduce the cost of testing IC wafers.

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

TEST FIXTURES

    The Company manufactures and sells, and licenses others to manufacture and sell, custom-designed test fixtures for its systems. The test fixtures include performance test boards for use with the MTX massively parallel test system, burn-in boards for the MAX dynamic and monitored burn-in system, and test contactors for the FOX full-wafer contact burn-in and parallel test system. These test fixtures hold the devices undergoing test or burn-in and electrically connect the devices under test to the system electronics. The capacity of each test fixture depends on the type of device being tested or burned-in, ranging from several hundred in memory production to as few as eight for high pin-count complex ASIC or microprocessor devices. Test fixtures are sold both with new Aehr Test systems and for use with the Company's installed base of systems. Due to the challenge of making contact with and testing all the die on a semiconductor wafer, the FOX test contactors are the most complex of the test fixtures. In turn, PTBs are substantially more complex than BIBs, due to the advanced test requirements of the MTX system. The Company has received patents or applied for patents on certain features of the PTB, FOX and MAX4 test fixtures. The Company has licensed or authorized several other companies to provide PTBs and MAX4 BIBs from which the Company receives royalties. Royalties were less than 5% of net sales in fiscal 2005, 2004 and 2003. This test fixtures product category accounted for approximately 16% of the Company's net sales in fiscal 2004.

CUSTOMERS

    The Company markets and sells its products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies.

    Sales to the Company's five largest customers accounted for approximately 73.1%, 70.5% and 73.0% of its net sales in fiscal 2005, 2004 and 2003, respectively. During fiscal 2005, Spansion Inc. (formerly FASL LLC.) and Texas Instruments Incorporated accounted for 43.1% and 16.9% of the Company's net sales, respectively. During fiscal 2004, Texas Instruments Incorporated and FASL LLC. accounted for 33.8% and 17.8% of the Company's net sales, respectively. During fiscal 2003, Texas Instruments Incorporated and First International Computer, Inc. accounted for 45.3% and 10.7% of the Company's net sales, respectively. No other customers represented more than 10% of the Company's net sales for any of these periods. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. In addition, sales to particular customers may fluctuate significantly from quarter to quarter. Such fluctuations may result in changes in utilization of the Company's facilities and resources. The loss of or reduction or delay in orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect the Company's business, financial condition and operating results.

MARKETING, SALES AND CUSTOMER SUPPORT

    The Company has sales and service operations in the United States, Japan, Germany and Taiwan, and has established a network of distributors and sales representatives in certain key parts of the world. See "OVERVIEW" for a further discussion of the Company's relationship with distributors, and its effects on revenue recognition.

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

BACKLOG

    As of May 31, 2005 and 2004, the Company's backlog was $4.9 million and $7.9 million, respectively. The decrease in backlog was primarily the result of a decrease in orders of the Company's MTX massively parallel test products. The Company's backlog consists of product orders for which confirmed purchase orders have been received and which are scheduled for shipment within 12 months. At May 31, 2005, the Company's backlog also consisted of product development orders and a prototype system totaling $1.1 million. At May 31, 2004, the Company's backlog consisted of product development orders and a prototype system totaling $1.4 million. Most orders are subject to rescheduling or cancellation by the customer with limited penalties. Because of the possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments or development projects, the Company's backlog as of a particular date may not be indicative of net sales for any succeeding period.

RESEARCH AND PRODUCT DEVELOPMENT

    The Company historically has devoted a significant portion of its financial resources to research and development programs and expects to continue to allocate significant resources to these efforts. The Company's research and development expenses during fiscal 2005, 2004 and 2003 were approximately $4.0 million, $4.6 million and $4.5 million, respectively.

    The Company conducts ongoing research and development to design new products and to support and enhance existing product lines. Building upon the expertise gained in the development of its existing products, the Company has developed the FOX family of systems for performing test and burn-in of entire processed wafers, rather than individual die or packaged parts. The Company is currently developing capability and performance enhancements to the MTX, MAX and FOX systems for future generation ICs. The Company is also developing DiePak carriers to accommodate additional types of devices.

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

    The Company relies on subcontractors to manufacture many of the components or subassemblies used in its products. The Company's MTX, MAX and FOX systems and DiePak carriers contain several components, including environmental chambers, power supplies, wafer contactors, signal distribution substrates and certain ICs, which are currently supplied by only one or a limited number of suppliers. The Company's reliance on subcontractors and single source suppliers involves a number of significant risks, including the loss of control over the manufacturing process, the potential absence of adequate capacity and reduced control over delivery schedules, manufacturing yields, quality and costs. In the event that any significant subcontractor or single source supplier becomes unable or unwilling to continue to manufacture subassemblies, components or parts in required volumes, the Company will have to identify and qualify acceptable replacements. The process of qualifying subcontractors and suppliers could be lengthy, and no assurance can be given that any additional sources would be available to the Company on a timely basis. Any delay, interruption or termination of a supplier relationship could have a material adverse effect on the Company's business, financial condition and operating results.

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

    The MTX system faces intense competition from burn-in system suppliers and traditional memory tester suppliers because the Company's MTX system performs burn-in and many of the functional tests performed by memory testers. The market for burn-in systems is highly fragmented, with many domestic and international suppliers. Some users of such systems, such as independent test labs, build their own burn-in systems, while others, particularly large IC manufacturers in Asia, acquire burn-in systems from captive or affiliated suppliers. Competing suppliers of burn-in and functional test systems include Advantest Corporation, Reliability Incorporated and Dong-Il Corporation.

    The Company's MAX monitored and dynamic burn-in systems have faced and are expected to continue to face increasingly severe competition, especially from several regional, low-cost manufacturers and from systems manufacturers that offer higher power dissipation per device under test.

    The Company's FOX full wafer contact system is expected to face competition from larger systems manufacturers that have sufficient technological know-how and manufacturing capability. Competing suppliers of full wafer contact systems include Matsushita Electric Industrial Co., Ltd. and Delta V Instruments, Incorporated.

    The Company expects that its DiePak products will face significant competition. The Company believes that several companies have developed or are developing products which are intended to enable burn-in and test of bare die. As the bare die market develops, the Company expects that other competitors will emerge. The DiePak products also face severe competition from other alternative test solutions. The Company expects that the primary competitive factors in this market will be cost, performance, reliability and assured supply. Competing suppliers of DiePak products include Yamaichi Electronics Co., Ltd.

    The Company's test fixture products face numerous regional competitors. There are limited barriers to entry into the burn-in board market, and as a result, many companies design and manufacture burn-in boards, including BIBs for use with the Company's MAX system. The Company has granted royalty-bearing licenses to several companies to make performance test boards for use with the Company's MTX systems, in order to assure customers of a second source of supply, and the Company may grant additional licenses as well. Sales of PTBs by licensees result in royalties to the Company.

    The Company expects its competitors to continue to improve the performance of their current products and to introduce new products with improved price and performance characteristics. New product introductions by the Company's competitors or by new market entrants could cause a decline in sales or loss of market acceptance of the Company's products. The Company has observed price competition in the systems market, particularly with respect to its less advanced products. Increased competitive pressure could also lead to intensified price-based competition, resulting in lower prices which could adversely affect the Company's operating margins and results. The Company believes that to remain competitive it must invest significant financial resources in new product development and expand its customer service and support worldwide. There can be no assurance that the Company will be able to compete successfully in the future.

PROPRIETARY RIGHTS

    The Company relies primarily on the technical and creative ability of its personnel, its proprietary software, and trade secrets and copyright protection, rather than on patents, to maintain its competitive position. The Company's proprietary software is copyrighted and licensed to the Company's customers. The Company currently holds sixteen issued United States patents with expiration date ranges from 2012 to 2022 and has several additional United States patent applications and foreign patent applications pending.
One issued patent covers the method used to connect performance test boards with the MTX system; another covers the method used to connect burn-in boards with the MAX4 system. The Company currently has one United States trademark registration.

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

EMPLOYEES

    As of July 31, 2005, the Company, its two foreign subsidiaries and one branch office employed 91 persons collectively, on a full-time basis, of whom 26 were engaged in research, development, and related engineering, 25 were engaged in manufacturing, 27 were engaged in marketing, sales, and customer support, and 13 were engaged in general administration and finance functions. In addition, the Company from time to time employs a number of part-time employees and contractors, particularly in manufacturing. The Company's success is in part dependent on its ability to attract and retain highly skilled workers, who are in high demand. None of the Company's employees are represented by a union and the Company has never experienced a work stoppage. Management considers its relations with its employees to be good.

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

                                  MANAGEMENT

EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

    The directors of the Company are elected annually. The executive officers of the Company serve with no specific term of office. The executive officers and directors of the Company are as follows:

Name of Executive Officer     Age       Positions with the Company
----------------------------  ----  -----------------------------------
Rhea J. Posedel............... 63   Chief Executive Officer and
                                      Chairman of the Board of Directors

Gary L. Larson................ 55   Vice President of Finance and Chief
                                      Financial Officer

Carl N. Buck.................. 53   Vice President of Contactor Business Group

David S. Hendrickson.......... 48   Vice President of Engineering

Gregory M. Perkins............ 51   Vice President of Worldwide Sales
                                      and Service

Kunio Sano.................... 49   President, Aehr Test Systems Japan K.K.

Robert R. Anderson (1)(2)..... 67   Director

William W. R. Elder (1)(2)(3). 66   Director

Mukesh Patel (1)(3)........... 47   Director

Mario M. Rosati............... 59   Director and Secretary

------------------------
(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

(3) Member of the Nominating and Governance Committee.

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

    ROBERT R. ANDERSON was appointed to the Company's Board of Directors in October 2000. Mr. Anderson is a private investor. From January 1994 to January 2001, he was Chairman of Silicon Valley Research, Inc., a semiconductor design automation software company, and its Chief Executive Officer from December 1996 to August 1998, and from April 1994 to July 1995. He also served as Chairman of Yield Dynamics, Inc., a private semiconductor process control software company, from October 1998 to October 2000, and as Chief Executive Officer from October 1998 to April 2001. Mr. Anderson co-founded KLA Instruments Corporation, now KLA-Tencor Corporation, a supplier of semiconductor process control systems, in 1975 and served in various capacities including Chief Operating Officer, Chief Financial Officer, Vice Chairman and Chairman before he retired from that company in 1994. Mr. Anderson is a director of MKS Instruments, Inc. and Trikon Technologies, Inc., both of which are semiconductor equipment companies. He also serves as a director for two private companies.

    WILLIAM W. R. ELDER has been a director of the Company since 1989. Dr. Elder was the Chief Executive Officer of Genus, Inc. ("Genus"), a semiconductor equipment company, which was recently acquired by AIXTRON AG, and he now currently serves as the Chairman of the Silicon Semiconductor Technologies Group ("SSTS"). Dr. Elder also serves as a Board Member of Trikon Technologies, Inc., a semiconductor equipment company, in the United Kingdom and Maskless Lithography Inc., a capital equipment start-up based in San Jose, California. Dr. Elder holds a B.S.I.E. and an honorary Doctorate Degree from the University of Paisley in Scotland.

    MUKESH PATEL was appointed to the Company's Board of Directors in June 1999. Mr. Patel is a leading entrepreneur in the Silicon Valley who founded Sparkolor Corporation, acquired by Intel Corporation in late 2002, and co-founded SMART Modular Technologies, Inc., a high value added memory products company, acquired by Solectron Corporation in late 1999. Mr. Patel holds a B.S. degree in Engineering with an emphasis in digital electronics from Bombay University, India. Mr. Patel also serves as a Board member for several privately-held companies.

    MARIO M. ROSATI has been a director of the Company since 1977. He is a member of the law firm Wilson Sonsini Goodrich & Rosati, Professional Corporation which he joined in 1971. Mr. Rosati holds a B.A. from the University of California, Los Angeles and a J.D. from the University of California, Berkeley, Boalt Hall School of Law. Mr. Rosati is a director of Sanmina-SCI Corporation, an electronics manufacturing services company, Symyx Technologies, Inc., a combinatorial materials science company, and Vivus Inc., a specialty pharmaceutical company, all publicly held companies, as well as several privately-held companies.

DIRECTORS' COMPENSATION AND OTHER ARRANGEMENTS

    Rhea J. Posedel, the only inside director of the Company, does not receive any cash compensation for his services as a member of the Board of Directors. Each outside director receives (1) an annual retainer of $10,000, (2) $1,250 for each regular board meeting he attends, and (3) $750 for each committee meeting he attends if not held in conjunction with a regular board meeting, in addition to being reimbursed for certain expenses incurred in attending Board and committee meetings. Prior to each annual meeting of shareholders, each outside director may elect to receive an additional stock option grant in lieu of any cash payments throughout the year. An inside director is a director who is a regular employee of the Company, whereas an outside director is not an employee of the Company. Directors are eligible to participate in the Company's stock option plans. In fiscal 2003, outside directors Robert Anderson, William Elder, Mukesh Patel and Mario Rosati were each granted options to purchase 5,000 shares at $2.70 per share. In fiscal 2004, outside directors Robert Anderson, William Elder, Mukesh Patel and Mario Rosati were each granted options to purchase 5,000 shares at $3.79 per share. Additionally, Robert Anderson and Mukesh Patel were each granted 9,499 shares at $3.79 per share pursuant to an agreement to take these shares of stock in lieu of cash payments throughout the fiscal year. In fiscal 2005, outside directors Robert Anderson, William Elder, Mukesh Patel and Mario Rosati were each granted options to purchase 5,000 shares at $2.89 per share. Additionally, Robert Anderson and Mukesh Patel were each granted 12,676 shares at $2.84 per share pursuant to an agreement to take these shares of stock in lieu of cash payments throughout the fiscal year.

    The Board of Directors has a Compensation Committee, an Audit Committee and a Nominating and Governance Committee. The Compensation Committee makes recommendations to the Board of Directors regarding executive compensation matters, including decisions relating to salary and bonus and grants of stock options. The Audit Committee approves the appointment of the Company's independent auditors, reviews the results and scope of annual audits and other accounting related services, and reviews and evaluates the Company's internal
control functions.   The Nominating and Governance Committee reviews and makes
recommendations to the Board of Directors regarding matters concerning corporate governance; reviews the composition and evaluate the performance of the Board of Directors; selects, or recommends for the selection of the Board of Directors, director nominees; and evaluate director compensation; reviews the composition of committees of the Board of Directors and recommends persons to be members of such committee; and reviews conflicts of interest of members of the Board of Directors and corporate officers.

    The information required by this item relating to the audit committee expert is incorporated by reference to the section entitled "Audit Committee" of the Proxy Statement.

    The information required by this item relating to Code of Ethics is incorporated by reference to the section entitled "Code of Ethics" of the Proxy Statement.

Item 2.   Properties

    The Company's principal administrative and production facilities are located in Fremont, California, in a 51,289 square foot building. The lease on this building expires in December 2009; the Company has an option to extend the lease of its headquarters building for an additional five year period at rates to be determined. The Company's Japan facility is located in Tokyo in a 4,294 square foot building under a lease which expires in 2007. The Company leases a sales and support office on a month-to-month basis in Utting, Germany. The Company leases a sales and support office in Hsinchu, Taiwan under a lease which expires in 2006. The Company's and its subsidiaries' annual rental payments currently aggregate approximately $891,000. The Company periodically evaluates its global operations and facilities to bring its capacity in line with demand and to provide cost efficient services for its customers. In prior years, through this process, the Company has moved from certain facilities that exceeded the capacity required to satisfy its needs. The Company believes that its existing facilities are adequate to meet its current and reasonably foreseeable requirements. The Company regularly evaluates its expected future facilities requirements and believes that alternate facilities would be available if needed.

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

                                                        High       Low
                                                      --------- ---------
Fiscal 2005:
 First quarter ended August 31, 2004................    $4.59     $2.90
 Second quarter ended November 30, 2004.............     4.28      2.18
 Third quarter ended February 28, 2005..............     4.45      2.18
 Fourth quarter ended May 31, 2005..................     3.65      2.36

Fiscal 2004:
 First quarter ended August 31, 2003................    $4.25     $2.61
 Second quarter ended November 30, 2003.............     4.66      3.40
 Third quarter ended February 29, 2004..............     6.91      3.04
 Fourth quarter ended May 31, 2004..................     5.15      3.17

    At August 11, 2005, the Company had 134 holders of record of its Common Stock. The Company estimates the number of beneficial owners of the Company's Common Stock at August 11, 2005 to be 848.

    The market price of the Company's Common Stock has been volatile. For a discussion of the factors affecting the Company's stock price, see "Factors that may affect future results of operations -- possible volatility of stock price."

    The Company has not paid cash dividends on its Common Stock or other securities. The Company currently anticipates that it will retain its future earnings, if any, for use in the expansion and operation of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

    The Company has not repurchased any of its common stock during the fiscal year ended May 31, 2005.

EQUITY COMPENSATION PLAN INFORMATION

    The information required by this item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners, Directors and Management" of the Proxy Statement and Part III, Item 12 of this Annual Report on Form 10-K.

Item 6.   Selected Financial Data (in thousands except per share data):

                                                                   Fiscal Year Ended May 31,
                                                   ------------------------------------------------------
                                                       2005       2004       2003       2002       2001
                                                   ---------- ---------- ---------- ---------- ----------
CONSOLIDATED STATEMENTS OF OPERATIONS:
Net sales.....................................        $16,080    $15,800    $15,092    $12,568    $31,039
Cost of sales.................................         11,817     10,092      9,354      6,488     17,923
                                                   ---------- ---------- ---------- ---------- ----------
Gross profit..................................          4,263      5,708      5,738      6,080     13,116
                                                   ---------- ---------- ---------- ---------- ----------
Operating expenses:
  Selling, general and administrative.........          5,215      5,572      5,919      6,547      7,262
  Research and development....................          4,023      4,645      4,543      4,036      4,982
  Research and development cost
    reimbursement--DARPA .....................              -          -          -          -       (600)
                                                   ---------- ---------- ---------- ---------- ----------
    Total operating expenses..................          9,238     10,217     10,462     10,583     11,644
                                                   ---------- ---------- ---------- ---------- ----------
Income (loss) from operations.................         (4,975)    (4,509)    (4,724)    (4,503)     1,472

Interest income...............................            155        333        252        520        971
Interest expense..............................              -          -          -          -         (7)
Other income (expense), net...................             86        293       (146)       (43)        98
                                                   ---------- ---------- ---------- ---------- ----------
Income (loss) before income taxes.............         (4,734)    (3,883)    (4,618)    (4,026)     2,534

Income tax expense (benefit)..................            136         76        (74)     1,241      1,046
                                                   ---------- ---------- ---------- ---------- ----------
Income (loss) before cumulative effect
  of change in accounting principle...........         (4,870)    (3,959)    (4,544)    (5,267)     1,488

Cumulative effect of change in accounting
  principle - net of tax......................              -          -          -          -     (1,629)
                                                   ---------- ---------- ---------- ---------- ----------
Net loss......................................        $(4,870)   $(3,959)   $(4,544)   $(5,267)   $  (141)
                                                   ========== ========== ========== ========== ==========
Income (loss) per share before cumulative
  effect of change in accounting principle:
  Basic and diluted...........................        $ (0.66)   $ (0.55)   $ (0.63)   $ (0.74)   $  0.21

Net loss per share:
  Basic and diluted...........................        $ (0.66)   $ (0.55)   $ (0.63)   $ (0.74)   $ (0.02)

Shares used in per share calculation
  Basic.......................................          7,420      7,248      7,161      7,151      7,074
  Diluted.....................................          7,420      7,248      7,161      7,151      7,179

                                                                           May 31,
                                                   ------------------------------------------------------
                                                       2005       2004       2003       2002       2001
                                                   ---------- ---------- ---------- ---------- ----------
CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents.....................        $ 4,952    $ 4,041    $ 5,712    $ 5,435    $ 7,541
Working capital...............................         15,342     18,944     21,974     25,952     28,752
Total assets..................................         21,469     26,812     28,247     33,818     39,592
Long-term obligations, less current portion...            332        333        309        259        185
Total shareholders' equity....................         17,452     22,204     25,345     29,885     34,807

Note: In fiscal 2001, the Company completed its wafer-level burn-in test development project with the Defense Advanced Research Project Agency ("DARPA").

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements and the related notes included elsewhere in this Annual Report on Form 10-K.

    This Management's Discussion and Analysis section and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. These statements typically may be identified by the use of forward-looking words or phrases such as "believe," "expect," "intend," "anticipate," "should," "planned," "estimated," and "potential," among others. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statement of assumptions underlying any of the foregoing. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks, uncertainties and assumptions referred to above include, but are not limited to, the ability of the Company to retain and motivate key employees; the timely development, production and acceptance of products and services and their feature sets; the challenge of managing asset levels, including inventory; the flow of products into third-party distribution channels; marketing efforts; levels of competition; the difficulty of keeping expense growth at modest levels while increasing revenues; operating and capital requirements; and other risks that are described from time to time in the Company's Securities and Exchange Commission reports, including but not limited to this annual report on Form 10-K for the fiscal year ended May 31, 2005 and subsequently filed reports.

OVERVIEW

    The Company was founded in 1977 to develop and manufacture burn-in and test equipment for the semiconductor industry. Since its inception, the Company has sold more than 2,500 systems to semiconductor manufacturers, semiconductor contract assemblers and burn-in and test service companies worldwide. The Company's principal products currently are the MTX massively parallel test system, the MAX burn-in system and the FOX full wafer contact burn-in and parallel test system, the DiePak carrier and test fixtures.

    The Company's net sales consist primarily of sales of systems, die carriers, test fixtures, upgrades and spare parts and revenues from service contracts. The Company's selling arrangements may include contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title.

    As a result, effective June 1, 2000, to comply with the provisions of SAB 101, the Company recognizes revenue upon shipment and defers recognition of revenue for any amounts subject to acceptance until such acceptance occurs. The amount of revenue deferred is the greater of the fair value of the undelivered element or the contractual agreed to amounts. In accordance with this revenue recognition policy, when multiple elements or deliverables exist, the Company allocates the purchase price based on vendor specific objective evidence or third-party evidence of fair value and defers revenue recognition on the undelivered portions or elements. Historically, these multiple deliverables have included items such as extended support provisions, training to be supplied after delivery of the systems, and test programs specific to customers' routine applications. Test programs can be written either by the customer, other firms or by the Company. The amount of revenue deferred in connection with an undelivered element is the greater of the fair value of the undelivered element or the contractually agreed to amount.

    Royalty revenue related to licensing income from performance test boards and burn-in boards is recognized when paid by a licensee. This income is recorded in net sales. Provisions for the estimated future cost of warranty and installation are recorded at the time the products are shipped.

    A substantial portion of the Company's net sales is derived from the sale of products for overseas markets. Consequently, an increase in the value of the U.S. Dollar relative to foreign currencies would increase the cost of the Company's products compared to products sold by companies using the local currency in such markets. Although most sales to European customers are denominated in U.S. Dollars, substantially all sales to Japanese customers are denominated in Yen. Since the price is determined at the time a purchase order is accepted, the Company is exposed to the risks of fluctuations in the Yen-U.S. Dollar exchange rate during the lengthy period from purchase order to ultimate payment. The length of time between receipt of order and ultimate payment typically ranges from six to twelve months. The exchange rate risk is partially offset to the extent the Company's Japanese subsidiary incurs expenses payable in Yen. To date, the Company has not invested in instruments designed to hedge these or other currency risks, but it may do so in the future. The Company's Japanese subsidiary typically carries debt or other obligations due to the Company that may be denominated in either Yen or U.S. Dollars.

    The Company's terms of sale with distributors are FOB shipping point with payment due within 60 days. The only right of return is if the equipment does not meet the published specifications. All products go through in-house testing and verification of specifications before shipment. Apart from warranty reserves, credits issued have not been material as a percentage of net sales. The Company's distributors do not carry inventories of our products. Instead, the distributors place orders with the Company at or about the time they receive orders from their customers. The Company's shipment terms to our distributors do not provide for credits or right of return. Because the Company's distributors do not carry inventories of our products, they do not have rights to price protection or to return products. At the time the Company ships products to the distributors the price is fixed. Subsequent to the issuance of the invoice, there are no discounts or special terms. Paragraph 6 of FAS 48 is not applicable because the Company does not give the buyer the right to return the product or to receive future price concessions. The Company's arrangements do not include vendor consideration as described in EITF 01-09.

    In accordance with SFAS 86, the Company capitalizes its systems software development costs incurred after a system achieves technological feasibility and before first commercial shipment. Such costs typically represent a small portion of total research and development costs. No system software development costs were capitalized or amortized in fiscal 2005, 2004 and 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

    REVENUE RECOGNITION

    The Company follows very specific and detailed guidelines in measuring revenue in accordance with SAB 104; however, certain judgments affect the application of the policy. For example, the Company's revenue recognition policy is affected by estimated reductions to revenue for special pricing agreements, price protection, promotions and other volume-based incentives. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial conditions of the Company's customers deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

    WARRANTY OBLIGATIONS

    The Company provides and records the estimated cost of product warranties at the time products are shipped. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. The Company's estimate of warranty reserve is based on management assessment of future warranty obligations and on historical warranty obligations. Should actual product failure rates, material usage or service delivery costs differ from the Company's estimates, revisions to the estimated warranty liability would be required, which could affect how the Company accounts for expenses.

    INVENTORY OBSOLESCENCE

    In each of the last three fiscal years, the Company has written down its inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If future market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

    INVESTMENT IMPAIRMENT

    The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary.
In each of the last three fiscal years, the Company has recorded investment impairments when it believed that the investment had experienced a decline in value that was other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

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

RESULTS OF OPERATIONS

    The following table sets forth statements of operations data as a percentage of net sales for the periods indicated.

                                                      Year Ended May 31,
                                                ----------------------------
                                                   2005     2004     2003
                                                --------- --------- --------
Net sales ................................        100.0 %   100.0 %  100.0 %
Cost of sales ............................         73.5      63.9     62.0
                                                --------- --------- --------
Gross profit .............................         26.5      36.1     38.0

Operating expenses:
  Selling, general and administrative.....         32.4      35.3     39.2
  Research and development................         25.0      29.4     30.1
                                                --------- --------- --------
    Total operating expenses..............         57.4      64.7     69.3
                                                --------- --------- --------
    Loss from operations..................        (30.9)    (28.6)   (31.3)

Interest income...........................          1.0       2.1      1.7
Other income (expense), net...............          0.5       1.9     (1.0)
                                                --------- --------- --------
    Loss before income taxes..............        (29.4)    (24.6)   (30.6)

Income tax expense (benefit)..............          0.9       0.5     (0.5)
                                                --------- --------- --------
Net loss..................................        (30.3)%   (25.1)%  (30.1)%
                                                ========= ========= ========

FISCAL YEAR ENDED MAY 31, 2005 COMPARED TO FISCAL YEAR ENDED MAY 31, 2004

    NET SALES. Net sales consist primarily of sales of systems, die carriers, test fixtures, upgrades and spare parts and revenues from service contracts. Net sales increased to $16.1 million in the fiscal year ended May 31, 2005 from $15.8 million in the fiscal year ended May 31, 2004, an increase of 1.8%. The increase in net sales in fiscal 2005 resulted primarily from an increase in net sales of the Company's MTX products, partially offset by decreases in net sales of the Company's dynamic burn-in products and wafer/die level products. Net sales of the Company's MTX products in fiscal 2005 were $6.6 million, and increased approximately $3.2 million from fiscal 2004. Net sales of the Company's dynamic burn-in products in fiscal 2005 were $8.8 million, and decreased approximately $2.0 million from fiscal 2004. Net sales of the Company's wafer/die level products in fiscal 2005 were $662,000, and decreased approximately $839,000 from fiscal 2004.

    GROSS PROFIT.  Gross profit consists of net sales less cost of sales.
Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit decreased to $4.3 million in the fiscal year ended May 31, 2005 from $5.7 million in the fiscal year ended May 31, 2004, a decrease of 25.3%. Gross profit margin decreased to 26.5% in the fiscal year ended May 31, 2005 from 36.1% in the fiscal year ended May 31, 2004. Approximately 70% of the decrease in gross profit margin was the result of the underabsorption of labor and overhead resulting from lower production levels, and approximately 30% of the decrease in gross profit margin was the result of very low gross profit margins related to MTX pass-through products, discussed below. Beginning in January 2004, the Company received turnkey MTX system orders from a single customer, which included certain very low margin products not typically sold directly by the Company which are used in conjunction with the Company's systems. At the customer's request, these products were included as part of the order. These products were priced at or near the Company's cost and are referred to here as "MTX pass-through" products. There was an increase in net sales of MTX pass-through products of $1.8 million from fiscal 2004 to fiscal 2005. Since the Company does not typically accept orders for pass-through products, it has requested that, going forward, the customer purchase these pass-through products directly through the vendors that currently manufacture such products. The customer has already ordered some of these products directly from the vendors. The customer has not advised the Company of its intent to purchase any additional pass-through products from the Company.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related costs of employees, customer support costs, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses decreased to $5.2 million in the fiscal year ended May 31, 2005 from $5.6 million in the fiscal year ended May 31, 2004, a decrease of 6.4%. The decrease in SG&A expenses was primarily due to a decrease in employment related expenses. As a percentage of net sales, SG&A expenses decreased to 32.4% in the fiscal year ended May 31, 2005 from 35.3% in the fiscal year ended May 31, 2004.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses decreased to $4.0 million in the fiscal year ended May 31, 2005 from $4.6 million in the fiscal year ended May 31, 2004, a decrease of 13.4%. The decrease in R&D expenses was primarily due to a decrease in project material expenses which resulted because the Company's wafer-level burn-in project is approaching the end of the project development cycle. As a percentage of net sales, R&D expenses decreased to 25.0% in the fiscal year ended May 31, 2005 from 29.4% in the fiscal year ended May 31, 2004. The Company does not anticipate significant declines in R&D expenses in the first quarter of fiscal 2006 as the Company continues to perform wafer-level contactor evaluations for potential customers.

    INTEREST INCOME. Interest income decreased to $155,000 in the fiscal year ended May 31, 2005 from $333,000 in the fiscal year ended May 31, 2004, a decrease of 53.5%. The interest income received in the fiscal year ended May 31, 2004 was primarily related to income tax refunds relating to prior years. No such tax refund related interest income was received in the fiscal year ended May 31, 2005.

    OTHER INCOME (EXPENSE), NET. Other income, net decreased to $86,000 in the fiscal years ended May 31, 2005 from $293,000 in the fiscal year ended May 31, 2004. The decrease in other income, net was primarily due to reduced income generated by the Company's investment in ESA Electronics Pte. Ltd., a Singapore company.

    INCOME TAX EXPENSE (BENEFIT). Income tax expense increased to $136,000 in the fiscal year ended May 31, 2005, from $76,000 in the fiscal year ended May 31, 2004. The income tax expense in the fiscal year ended May 31, 2005 and in the fiscal year ended May 31, 2004 related primarily to the tax expense recorded as a result of increased income earned in the Company's German subsidiary. The Company's U.S. operations and its Japanese subsidiary have experienced significant cumulative losses and thus generated certain net operating losses available to offset future taxes payable in the U.S. and Japan. As a result of the cumulative operating losses in the Company's U.S. operations and its Japanese subsidiary, a valuation allowance was established for the full amount of its net deferred tax assets for both its U.S. operations and its Japanese subsidiary.

FISCAL YEAR ENDED MAY 31, 2004 COMPARED TO FISCAL YEAR ENDED MAY 31, 2003

    NET SALES. Net sales increased to $15.8 million in the fiscal year ended May 31, 2004 from $15.1 million in the fiscal year ended May 31, 2003, an increase of 4.7%. The increase in net sales in fiscal 2004 resulted primarily from an increase in net sales of the Company's MTX products.

    GROSS PROFIT. Gross profit remained unchanged at $5.7 million in the fiscal year ended May 31, 2004 and in the fiscal year ended May 31, 2003.
Gross profit margin decreased to 36.1% in the fiscal year ended May 31, 2004 from 38.0% in the fiscal year ended May 31, 2003. The decrease in gross profit margin was primarily the result of an increase in net sales of $1.0 million of MTX pass-through products which have a very low gross profit margin.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses decreased to $5.6 million in the fiscal year ended May 31, 2004 from $5.9 million in the fiscal year ended May 31, 2003, a decrease of 5.9%. As a percentage of net sales, SG&A expenses decreased to 35.3% in the fiscal year ended May 31, 2004 from 39.2% in the fiscal year ended May 31, 2003. The decrease in SG&A expenses was primarily due to a decrease in the commissions accrued to outside sales representatives of approximately $215,000. The decrease in commissions to outside sales representatives in the fiscal year ended May 31, 2004 was primarily due to a lower level of commissionable sales to territories in which sales representatives are utilized.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary source of liquidity has been generated from the Company's August 1997 initial public offering, which resulted in net proceeds to the Company of approximately $26.8 million. As of May 31, 2005, the Company had $8.8 million in cash and short-term investments.

    Net cash used in operating activities was approximately $2.5 million for the fiscal year ended May 31, 2005 and $800,000 for the fiscal year ended May 31, 2004. For the fiscal year ended May 31, 2005, net cash used in operating activities was due primarily to the net loss of $4.9 million and an $864,000 reduction in accounts payable related to older MTX pass-through purchases, partially offset by decreases in accounts receivable of $1.7 million related to collections from multiple international locations of one major MTX system customer and inventories of $849,000 primarily related to MAX and MTX system product shipments. For the fiscal year ended May 31, 2004, net cash used in operating activities was primarily due to the net loss of $4.0 million and an increase in accounts receivable of $1.3 million primarily related to slow collections from international customers, partially offset by decreases in inventories of $1.3 million primarily related to MAX and MTX system shipments, other current assets related to the receipt of income tax refunds of $1.1 million and an increase of $852,000 in accounts payable related to MTX pass-through products.

    Net cash provided by investing activities was approximately $3.3 million for the fiscal year ended May 31, 2005 and net cash used in investing activities was approximately $1.9 million for the fiscal year ended May 31, 2004. Net cash provided by investing activities during the fiscal year ended May 31, 2005 was primarily due to the net proceeds from sales and maturity of investments of $20.9 million, partially offset by purchase of investments of $17.3 million. Net cash used in investing activities for the fiscal year ended May 31, 2004 was primarily due to the purchase of investments of $35.1 million, partially offset by the net proceeds from sales and maturity of investments of $33.0 million.

    Financing activities provided cash of approximately $247,000 in the fiscal year ended May 31, 2005 and $960,000 in the fiscal year ended May 31, 2004.
Net cash provided by financing activities during the fiscal years ended May 31, 2005 and May 31, 2004 was primarily due to proceeds from issuance of common stock and exercise of stock options.

    As of May 31, 2005, the Company had working capital of $15.3 million. Working capital consists of cash and cash equivalents, short-term investments, accounts receivable, inventory and other current assets, less current liabilities.

    The Company announced in August 1998 that its board of directors had authorized the repurchase of up to 1,000,000 shares of its outstanding common shares. The Company may repurchase the shares in the open market or in privately negotiated transactions, from time to time, subject to market conditions. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase program may be interrupted or discontinued at any time. Any such repurchase of shares, if consummated, may use a portion of the Company's working capital. As of May 31, 2005, the Company had repurchased 523,700 shares at an average price of $3.95. Shares repurchased by the Company are cancelled.

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

    The Company anticipates that the existing cash balance together with cash provided by operations, if any, are adequate to meet its working capital and capital equipment requirements through calendar year 2006. After calendar year 2006, depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required, or if available, that such financing can be obtained on terms satisfactory to the Company.

OFF BALANCE SHEET FINANCING

    The Company has not entered into any off-balance sheet financing arrangements and has not established any special purpose entities.

OVERVIEW OF CONTRACTUAL OBLIGATIONS

    The following table provides a summary of such arrangements, or contractual obligations.

                                           Payments Due by Period (in thousands)
                             ---------------------------------------------------------
                                        Less than      1-3         3-5          5
                               Total      1 year      years       years       years
                             --------- ----------- ----------- ----------- -----------
Operating Leases.............  $4,065     $  927      $1,787      $1,351         --
Purchases(1).................     918        918          --          --         --
                             --------- ----------- ----------- ----------- -----------
Total........................  $4,983     $1,845      $1,787      $1,351         --

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. To date, payments made by the Company under these agreements have not had a material impact on the Company's operating results, financial position or cash flows.

RELATED PARTY TRANSACTIONS

    The Company has entered into transactions with ESA Electronics Pte Ltd. ("ESA") in which the Company owned 12.5% of interest at May 31, 2005. ESA purchased goods from the Company of approximately $142,000, $105,000 and $163,000 during fiscal 2005, 2004 and 2003, respectively. In addition, the Company purchased goods from ESA of approximately $2.0 million and $1.0 million in fiscal 2005 and 2004, respectively and none in fiscal 2003. At May 31, 2005 and May 31, 2004, the Company had amounts payable to ESA of approximately $11,000 and $935,000, respectively and none at May 31, 2003.

    Mario M. Rosati, one of the Company's directors, is also a member of Wilson Sonsini Goodrich & Rosati, Professional Corporation, which has served as the Company's outside corporate counsel and has received compensation at normal commercial rates for these services.

RECENT ACCOUNTING PRONOUNCEMENTS

    In March 2004, the EITF reached consensus on Issue 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF No. 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The disclosure requirements are effective for fiscal years ending after June 15, 2004. The Company has adopted the disclosure requirements in fiscal 2005 accordingly and incorporated such disclosures in note 1 to consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended May 31, 2005. The accounting guidance of EITF No. 03-01 is applicable for reporting periods after June 15, 2004. However, the effective date of such guidance has been delayed until the FASB issues a Staff Interpretation on this matter. The delay does not have a specified date. Until an effective date is determined, existing guidance continues to apply in determining if an impairment is other than temporary. The Company will evaluate the impact of EITF No. 03-01 once final guidance is issued.

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

    In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"), which is a revision SFAS 123 and supersedes APB
25. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant-date fair values. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission delayed the effective date of SFAS 123R, which is now effective for the annual reporting period that begins after June 15, 2005. The Company will apply SFAS 123 beginning in the Company's first quarter of fiscal 2007. We are currently evaluating the impact of adopting this statement on our financial position and results of operations. The impact on our financial statements will be dependent on the transition method, the option pricing model used to compute fair value and the inputs to that model such as volatility and expected life. The pro forma disclosures of the impact of SFAS 123 provided earlier in Note 2 may not be representative of the impact of adopting this statement. The Company expects that the adoption of SFAS 123R will have an adverse impact on the Company's consolidated statements of operations.

    On March 29, 2005, the SEC staff issued Staff Accounting Bulletin (SAB) No. 107, "Share-Based Payment" to express the views of the staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and to provide the staff's views regarding the valuation of share-based payment arrangements for public companies. The Company is currently in the process of implementing SFAS No. 123R, effective as of June 1, 2007, and will take into consideration the additional guidance provided by SAB No. 107 in connection with the implementation of SFAS No. 123R.

    In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS No. 154), a replacement of APB Opinion No. 20, Accounting Changes (APB 20), and FASB SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements (SFAS No. 3). SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle.
SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement. The Company does not believe the adoption of SFAS No. 154 will have a material impact on its financial statements.

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

     FLUCTUATIONS IN OPERATING RESULTS. The Company has experienced and expects to continue to experience significant fluctuations in its quarterly and annual operating results. During fiscal 2005, 2004 and 2003, quarterly net sales have been as low as $2.1 million and as high as $5.9 million, and gross margins for quarterly sales have fluctuated between 18.0% and 44.4%.
The Company's future operating results will depend upon a variety of factors, including sales volume, the timing of significant orders, the mix of products sold, changes in pricing by the Company, its competitors, customers or suppliers, the length of sales cycles for the Company's products, timing of new product announcements and releases by the Company and its competitors, market acceptance of new products and enhanced versions of the Company's products, capital spending patterns by customers, manufacturing inefficiencies associated with new product introductions by the Company, the Company's ability to produce systems and products in volume and meet customer requirements, product returns and customer acceptance of product shipments, volatility in the Company's targeted markets, political and economic instability, natural disasters, regulatory changes, possible disruptions caused by expanding existing facilities or moving into new facilities, expenses associated with acquisitions and alliances, and various competitive factors, including price-based competition, competition from vendors employing other technologies, and the amount of products sold under volume purchase arrangements, which tend to have lower selling prices. Accordingly, past performance may not be indicative of future performance.

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

    RECENT OPERATING LOSSES. Although the Company reported operating income in fiscal 2001 as a whole, beginning in the second half of fiscal 2001, the Company experienced the result of a sharp and severe industry downturn and recorded operating losses of $4.7 million, $4.5 million and $5.0 million in fiscal 2003, 2004 and 2005, respectively. There can be no assurance that the Company's net sales and operating results will not continue to be further impacted by any prolonged downturn in the semiconductor equipment market and global economy. Failure to become profitable may further depress the market price of the Company's common stock and its ability to raise capital, if necessary.

    DEPENDENCE ON MARKET ACCEPTANCE OF FOX SYSTEM. One element of the Company's business strategy is to capture an increasing share of the test equipment market through sales of its FOX wafer-level burn-in and test system. The FOX system is newly designed to simultaneously burn-in and functionally test all of the die on a wafer. The market for the FOX systems is in the very early stages of development. The FOX-14 full wafer contact burn-in and parallel test system was introduced in July 2001 and the FOX-1 full wafer parallel test system was introduced in June 2005. The Company's strategy depends, in part, upon its ability to persuade potential customers that the FOX system can successfully contact and functionally test all of the die on a wafer simultaneously, and that this method of testing is cost-effective for the customer. There can be no assurance that the Company's strategy will be successful. The failure of the FOX system to achieve market acceptance would have a material adverse effect on the Company's future operating results and long-term prospects. The Company's stock price may also decline.

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

    Market acceptance of the MTX system is subject to a number of risks. Through the end of fiscal 2005, several companies purchased evaluation units of the MTX system, but only four customers have purchased production quantities. There are no long-term volume purchase commitments with any of these customers. There can be no assurance that these customers will continue to purchase MTX systems for their production facilities. Since most potential customers have successfully relied on memory testers for many years and their personnel understand the use and maintenance of such systems, the Company anticipates that they may be reluctant to change their procedures in order to transfer test functions to the MTX system. Before a customer will transfer test functions to the MTX, the test programs must be translated for use with the MTX system and lengthy correlation tests must be performed. Correlation testing may take up to six months or more. Furthermore, MTX system sales are expected to be primarily limited to new facilities and to existing facilities being upgraded to accommodate new product generations, such as the transition to new memory technologies, including the Double Data Rate DRAMs, DDR II DRAMs and newer generation flash memories. Construction of new facilities and upgrades of existing facilities have in some cases been delayed or canceled during periodic semiconductor industry downturns. Other companies have purchased MTX systems which are being used only in quality assurance and engineering applications. Market acceptance of the MTX system may also be affected by a reluctance of IC manufacturers to rely on relatively small suppliers such as the Company.

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

    DEPENDENCE ON INTERNATIONAL SALES AND OPERATIONS. Approximately 81.2%, 84.5% and 73.0% of the Company's net sales for fiscal 2005, 2004 and 2003, respectively, were attributable to sales to customers for delivery outside of the United States. The Company operates sales, service and limited manufacturing organizations in Japan and Germany and a sales and support organization in Taiwan. The Company expects that sales of products for delivery outside of the United States will continue to represent a substantial portion of its future revenues. The future performance of the Company will depend, in significant part, upon its ability to continue to compete in foreign markets which in turn will depend, in part, upon a continuation of current trade relations between the United States and foreign countries in which semiconductor manufacturers or assemblers have operations. A change toward more protectionist trade legislation in either the United States or such foreign countries, such as a change in the current tariff structures, export compliance or other trade policies, could adversely affect the Company's ability to sell its products in foreign markets. In addition, the Company is subject to other risks associated with doing business internationally, including longer receivable collection periods and greater difficulty in accounts receivable collection, the burden of complying with a variety of foreign laws, difficulty in staffing and managing global operations, risks of civil disturbance or other events which may limit or disrupt markets, international exchange restrictions, changing political conditions and monetary policies of foreign governments.

    A substantial portion of the Company's sales has been in Asia. Turmoil in the Asian financial markets has resulted, and may result in the future, in dramatic currency devaluations, stock market declines, restriction of available credit and general financial weakness. In addition, DRAM, and other memory device, prices in Asia have on occasion declined dramatically, and will likely do so again in the future. These developments may affect the Company in several ways. The Company believes that many international semiconductor manufacturers limited their capital spending (including the purchase of MTXs) in fiscal years 2003 and 2002, and that the uncertainty of the memory market may cause some manufacturers in the future to again delay capital spending plans. The economic conditions in Asia may also affect the ability of the Company's customers to meet their payment obligations, resulting in cancellations or deferrals of existing orders and the limitation of additional orders. In addition, Asian governments have subsidized some portion of fabrication construction. Financial turmoil may reduce these governments' willingness to continue such subsidies. Such developments could have a material adverse affect on the Company's business, financial condition and results of operations.

    Because a substantial portion of the Company's net sales is from sales of products for delivery outside the United States, an increase in the value of the U.S. Dollar relative to foreign currencies would increase the cost of the Company's products compared to products sold by local companies in such markets. Approximately 87.2%, 4.4% and 8.4% of the Company's net sales for fiscal 2005 were denominated in U.S. Dollars, Japanese Yen and Euros.
Although a large percentage of sales to European customers is denominated in U.S. Dollars, substantially all sales to Japanese customers are denominated in Yen. Since the price is determined at the time a purchase order is accepted, the Company is exposed to the risks of fluctuations in the Yen-U.S. Dollar exchange rate during the lengthy period from the date a purchase order is received until payment is made. This exchange rate risk is partially offset to the extent the Company's Japanese subsidiary incurs expenses payable in Yen. To date, the Company has not invested in instruments designed to hedge currency risks. In addition, the Company's Japanese subsidiary typically carries debt or other obligations due to the Company that may be denominated in either Yen or U.S. Dollars.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risks

    The Company considered the provisions of Financial Reporting Release No. 48 "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity instruments at May 31, 2005.

    The Company is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. The Company invests excess cash in a managed portfolio of corporate and government bond instruments with maturities of 18 months or less. The Company does not use any financial instruments for speculative or trading purposes. Fluctuations in interest rates would not have a material effect on the Company's financial position, results of operations or cash flows.

    A majority of the Company's revenue and capital spending is transacted in U.S. Dollars. The Company, however, enters into transactions in other currencies, primarily Japanese Yen. Substantially all sales to Japanese customers are denominated in Yen. Since the price is determined at the time a purchase order is accepted, the Company is exposed to the risks of fluctuations in the Yen-U.S. Dollar exchange rate during the lengthy period from purchase order to ultimate payment. This exchange rate risk is partially offset to the extent that the Company's Japanese subsidiary incurs expenses payable in Yen. To date, the Company has not invested in instruments designed to hedge currency risks. In addition, the Company's Japanese subsidiary typically carries debt or other obligations due to the Company that may be denominated in either Yen or U.S. Dollars. Since the Japanese subsidiary's financial statements are based in Yen and the Company's financial statements are based in U.S. Dollars, the Japanese subsidiary and the Company recognize foreign exchange gain or loss in any period in which the value of the Yen rises or falls in relation to the U.S. Dollar. A 10% decrease in the value of the Yen as compared with the U.S. Dollar would not be expected to result in a significant change in the net income or loss.

Item 8.   Financial Statements and Supplementary Data


                                    INDEX


Consolidated Financial Statements of Aehr Test Systems

  Report of Independent Registered Public Accounting Firm ............     29

  Consolidated Balance Sheets at May 31, 2005 and 2004................     30

  Consolidated Statements of Operations for the years
    ended May 31, 2005, 2004 and 2003.................................     31

  Consolidated Statements of Shareholders' Equity for the years
    ended May 31, 2005, 2004 and 2003.................................     32

  Consolidated Statements of Cash Flows for the years ended
    May 31, 2005, 2004 and 2003.......................................     33

  Notes to Consolidated Financial Statements..........................     34

  Selected Quarterly Consolidated Financial Data (Unaudited)..........     48

  Financial statement schedules not listed above are either omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or in the Notes thereto.

                                  REPORT OF
                INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of Aehr Test Systems:


    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholder's equity and of cash flows present fairly, in all material respects, the financial position of Aehr Test Systems and its subsidiaries at May 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

San Jose, California
August 26, 2005

                       AEHR TEST SYSTEMS AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     May 31,
                                                            -------------------------
                                                                2005           2004
                                                            ----------     ----------
ASSETS

Current assets:
  Cash and cash equivalents ..........................         $ 4,952        $ 4,041
  Short-term investments .............................           3,813          6,492
  Accounts receivable, net ...........................           2,537          4,205
  Inventories ........................................           7,140          7,989
  Prepaid expenses and other .........................             585            492
                                                            ----------     ----------
      Total current assets ...........................          19,027         23,219

Property and equipment, net ..........................           1,232          1,289
Long-term investments ................................             409          1,292
Goodwill .............................................             274            274
Other assets .........................................             527            738
                                                            ----------     ----------
      Total assets ...................................         $21,469        $26,812
                                                            ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...................................         $ 1,050        $ 1,838
  Accrued expenses ...................................           1,943          2,100
  Deferred revenue ...................................             692            337
                                                            ----------     ----------
      Total current liabilities ......................           3,685          4,275

Deferred revenue .....................................              21             26
Accrued lease commitment .............................             311            307
                                                            ----------     ----------
      Total liabilities ..............................           4,017          4,608
                                                            ----------     ----------
Commitments and contingencies (Note 15)

Shareholders' equity:
  Preferred stock, $0.01 par value:
    Authorized: 10,000 shares;
    Issued and outstanding: none .....................              --             --
  Common stock, $0.01 par value:
    Authorized: 75,000 shares;
    Issued and outstanding: 7,482 shares and 7,389
      shares at May 31, 2005 and 2004, respectively ..              75             74
  Additional paid-in capital .........................          37,568         37,322
  Accumulated other comprehensive income ...........             1,250          1,379
  Accumulated deficit ................................         (21,441)       (16,571)
                                                            ----------     ----------
      Total shareholders' equity .....................          17,452         22,204
                                                            ----------     ----------
      Total liabilities and shareholders' equity .....         $21,469        $26,812
                                                            ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                                      30

                       AEHR TEST SYSTEMS AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          Year Ended May 31,
                                                   --------------------------------
                                                       2005       2004       2003
                                                   ---------- ---------- ----------
Net sales.....................................        $16,080    $15,800    $15,092
Cost of sales.................................         11,817     10,092      9,354
                                                   ---------- ---------- ----------
Gross profit..................................          4,263      5,708      5,738
                                                   ---------- ---------- ----------
Operating expenses:
  Selling, general and administrative.........          5,215      5,572      5,919
  Research and development....................          4,023      4,645      4,543
                                                   ---------- ---------- ----------
    Total operating expenses..................          9,238     10,217     10,462
                                                   ---------- ---------- ----------
Loss from operations..........................         (4,975)    (4,509)    (4,724)

Interest income...............................            155        333        252
Other income (expense), net...................             86        293       (146)
                                                   ---------- ---------- ----------
Loss before income taxes......................         (4,734)    (3,883)    (4,618)

Income tax expense (benefit)..................            136         76        (74)
                                                   ---------- ---------- ----------
Net loss......................................        $(4,870)   $(3,959)   $(4,544)
                                                   ========== ========== ==========

Net loss per share (basic and diluted)........        $ (0.66)   $ (0.55)   $ (0.63)

Shares used in per share calculation
  Basic and diluted...........................          7,420      7,248      7,161

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

                                      AEHR TEST SYSTEMS AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  AND ACCUMULATED OTHER COMPREHENSIVE INCOME
                                               (IN THOUSANDS)

                                                                Accumulated Other
                                                               Comprehensive Income
                                                               ---------------------
                                   Common Stock   Additional   Unrealized Cumulative
                                -----------------   Paid-in    Investment Translation Accumulated
                                 Shares    Amount   Capital    Gain(Loss) Adjustment     Deficit   Total
                                -------   -------   -------    --------   ---------    ---------- -------
Balances, May 31, 2002            7,184      $72    $36,387      $  2      $1,492      $ (8,068)  $29,885

  Issuance of common stock
    under employee plans......       51       --        159        --          --            --       159
  Repurchase of common stock..      (78)      --       (182)       --          --            --      (182)

  Net loss....................       --       --         --        --          --        (4,544)   (4,544)
  Foreign currency
    translation adjustment....       --       --         --        --          27            --        27
                                                                                                  -------
  Comprehensive loss..........                                                                     (4,517)
                                 -------  -------   -------   -------     -------      --------   -------
Balances, May 31, 2003            7,157       72     36,364         2       1,519       (12,612)   25,345

  Issuance of common stock
    under employee plans......      232        2        958        --          --            --       960

  Net loss....................       --       --         --        --          --        (3,959)   (3,959)
  Net unrealized loss on
    investments...............       --       --         --       (16)         --            --       (16)
  Foreign currency
    translation adjustment....       --       --         --        --        (126)           --      (126)
                                                                                                  -------
  Comprehensive loss..........                                                                     (4,101)
                                 -------  -------   -------   -------     -------      --------   -------
Balances, May 31, 2004            7,389       74     37,322       (14)      1,393       (16,571)   22,204

  Issuance of common stock
    under employee plans......       93        1        246        --          --            --       247

  Net loss....................       --       --         --        --          --        (4,870)   (4,870)
  Net unrealized gains on
    investments...............       --       --         --         2          --            --         2
  Foreign currency
    translation adjustment....       --       --         --        --        (131)           --      (131)
                                                                                                  -------
  Comprehensive loss..........                                                                     (4,999)
                                 -------  -------   -------   -------     -------      --------   -------
Balances, May 31, 2005            7,482      $75    $37,568      $(12)     $1,262      $(21,441)  $17,452
                                 =======  =======   =======   =======     =======      ========   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                      AEHR TEST SYSTEMS AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                            Year Ended May 31,
                                                    ---------------------------------
                                                       2005        2004        2003
                                                    ---------   ---------   ---------
Cash flows from operating activities:
  Net loss.......................................     $(4,870)    $(3,959)    $(4,544)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Loss on impairment of an investment..........         203         134         365
    (Reverse of) provision for doubtful accounts.         (12)          5          15
    Loss on disposition of
      property and equipment.....................          35          21          --
    Depreciation and amortization................         323         384         582
    Changes in operating assets and liabilities:
      Accounts receivable........................       1,715      (1,274)        268
      Inventories................................         849       1,278         (64)
      Accounts payable...........................        (864)        852        (246)
      Accrued expenses and deferred revenue......         159         582        (985)
      Accrued lease commitment...................           5          28          55
      Other current assets.......................         (86)      1,149         739
                                                    ---------   ---------   ---------
        Net cash used in
          operating activities...................      (2,543)       (800)     (3,815)
                                                    ---------   ---------   ---------
Cash flows from investing activities:
    Purchase of investments......................     (17,286)    (35,075)    (17,691)
    Proceeds from sales and maturity
      of investments.............................      20,850      32,961      22,058
    Purchase of property and equipment ..........        (296)       (159)       (261)
    (Increase) decrease in other assets..........          (5)        416         (87)
                                                    ---------   ---------   ---------
        Net cash provided by (used in)
          investing activities...................       3,263      (1,857)      4,019
                                                    ---------   ---------   ---------
Cash flows from financing activities:
    Proceeds from issuance of common stock
      and exercise of stock options..............         247         960         159
    Repurchase of common stock...................          --          --        (182)
                                                    ---------   ---------   ---------
        Net cash provided by (used in)
          financing activities...................         247         960         (23)
                                                    ---------   ---------   ---------

Effect of exchange rates on cash.................         (56)         26          96
                                                    ---------   ---------   ---------
        Net increase (decrease) in cash and
          cash equivalents.......................         911      (1,671)        277

Cash and cash equivalents, beginning of year.....       4,041       5,712       5,435
                                                    ---------   ---------   ---------
Cash and cash equivalents, end of year...........     $ 4,952     $ 4,041     $ 5,712
                                                    =========   =========   =========

Supplemental cash flow information:
    Cash paid during the year for:
      Income taxes .............................          $5         $17         $40


  The accompanying notes are an integral part of these consolidated financial statements.

                      AEHR TEST SYSTEMS AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS:

    Aehr Test Systems ("Company") was incorporated in California in June 1977 and primarily designs, engineers and manufactures test and burn-in equipment used in the semiconductor industry. The Company's principal products are the MTX massively parallel test system, the MAX burn-in systems, the FOX full wafer contact system, test fixtures and the DiePak carrier.

LIQUIDITY:

     Since our inception, the Company has incurred substantial losses and negative cash flows from operations. However, the Company anticipates that the existing cash balance together with cash provided by operations are adequate to meet its working capital and capital equipment requirements through calendar year 2006. After calendar year 2006, depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required, or if available, that such financing can be obtained on terms satisfactory to the Company.

CONSOLIDATION AND EQUITY INVESTMENTS:

    The financial statements include the accounts of the Company and both its wholly-owned and majority-owned foreign subsidiaries. Intercompany accounts and transactions have been eliminated. Equity investments in which the Company holds an equity interest less than 20 percent and over which the Company does not have significant influence are accounted for using the cost method.

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

REVISION IN CLASSIFICATION OF CERTAIN SECURITIES:

    The Company recently concluded that it was appropriate to classify auction rate securities as short-term investments. Previously, such investments had been classified as cash and cash equivalents. Accordingly, the Company has revised the classification to exclude from cash and cash equivalents $600,000 at May 31, 2004 and to include such amounts as short-term investments. In addition, the Company has made corresponding revisions to the accompanying statements of cash flows to reflect the purchases and proceeds from sales of the auction rate securities as investing activities. These revisions resulted in a net decrease in cash used in investing activities of $2.1 million in fiscal year 2004 and a net increase in cash used in investing activities of $600,000 in fiscal year 2003. These revisions had no impact on previously reported results of operations, operating cash flows or working capital of the Company.

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

CONCENTRATION OF CREDIT RISK:

    The Company sells its products primarily to semiconductor manufacturers in North America, the Far East, and Europe. As of May 31, 2005, approximately 12%, 56% and 32% of accounts receivable are from customers located in the United States, the Far East and Europe, respectively. As of May 31, 2004, approximately 10%, 86% and 4% of accounts receivable are from customers located in the United States, the Far East and Europe, respectively. Three customers accounted for 32%, 21% and 18% of accounts receivable at May 31, 2005 and two customers accounted for 48% and 30% of accounts receivable at May 31, 2004. Two customers accounted for 43% and 17% of net sales in fiscal 2005, respectively and two customers accounted for 34% and 18% of net sales in fiscal 2004, respectively. Two customers accounted for 45% and 11% of net sales in fiscal 2003, respectively. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses and such losses have been within management's expectations. The Company uses letter of credit terms for some of its international customers.

    The Company's cash, cash equivalents, short-term cash deposits and long-term investments are generally deposited with major financial institutions in the United States, Japan, Germany and Taiwan. The Company invests its excess cash in money market funds, short-term cash deposits and auction rate securities. The money market funds and short-term cash deposits bear the risk associated with each fund. The money market funds have variable interest rates, and the short-term cash deposits have fixed rates. The Company's long-term investments consist of interest bearing securities with maturities of 18 months or less. The Company has not experienced any material losses on its money market funds, short-term cash deposits, auction rate securities, or long-term investments.

STRATEGIC INVESTMENTS:

     The Company invests in debt and equity of private companies as part of its business strategy. These investments are carried at cost and are included in "Other Assets" in the consolidated balance sheets. If the Company determines that an other-than-temporary decline exists in the fair value of an investment, the Company writes down the investment to its fair value and records the related write-down as an investment loss in "Other Income (Expense)" in its consolidated statement of operations. For the years ended May 31, 2005 and May 31, 2004, the Company wrote-down one of its strategic investments by $203,000 and $134,000, respectively. At May 31, 2005 and 2004, the carrying value of the strategic investments was $384,000 and $586,000, respectively.

INVENTORIES:

    Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market.

PROPERTY AND EQUIPMENT:

    Property and equipment are stated at cost less accumulated depreciation and amortization. Leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the related lease. Furniture, fixtures, machinery and equipment are depreciated on a straight-line basis over their estimated useful lives. The ranges of estimated useful lives for furniture, fixtures, machinery and equipment are generally as follows:

Furniture and fixtures..........................  2 to 6 years

Machinery and equipment.........................  4 to 6 years

Test equipment..................................  4 to 6 years

REVENUE RECOGNITION:

    The Company's selling arrangements may include contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. The Company recognizes revenue upon shipment of products or services rendered and defers recognition of revenue for any amounts subject to acceptance until such acceptance occurs. When multiple elements exist, the Company allocates the purchase price based on vendor specific objective evidence or third-party evidence of fair value and defers revenue recognition on the undelivered portion. Historically, these multiple deliverables have included items such as extended support provisions, training to be supplied after delivery of the systems, and test programs specific to customers' routine applications. The test programs can be written either by the customer, other firms, or the Company. The amount of revenue deferred is the greater of the fair value of the undelivered element or the contractually agreed to amounts. Royalty revenue related to licensing income is recognized when paid by the licensee. This income is recorded in net sales. Provisions for the estimated future cost of warranty is recorded at the time the products are shipped.

PRODUCT DEVELOPMENT COSTS AND CAPITALIZED SOFTWARE:

    Costs incurred in the research and development of new products or systems are charged to operations as incurred.

    Costs incurred in the development of software programs for the Company's products are charged to operations as incurred until technological feasibility of the software has been established. Generally, technological feasibility is established when the software module performs its primary functions described in its original specifications, contains features required for it to be usable in a production environment, is completely documented and the related hardware portion of the product is complete. After technological feasibility is established, any additional costs are capitalized. Capitalized costs are amortized over the estimated life of the related software product using the greater of the units of sales or straight-line methods over ten years. No system software development costs were capitalized or amortized in fiscal 2005, 2004 and 2003.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

    The carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, short-term investments, long-term investments, accounts receivable, accounts payable and accrued expenses approximate fair value due to their short maturities.

    The Company's investments are composed primarily of government and corporate fixed income securities, certificates of deposit and commercial paper. Long-term investments mature after one year but less than two years. While it is the Company's general intent to hold such securities until maturity, management will occasionally sell certain securities for cash flow purposes. Therefore, the Company's investments are classified as available-for-sale and are carried at fair value. Through May 31, 2005, no material losses had been experienced on such investments.

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

                                                           Year Ended May 31,
                                                ----------------------------------
                                                   2005        2004        2003
                                                ----------  ----------  ----------
                                               (in thousands, except per share data)
Net loss -- as reported........................    $(4,870)    $(3,959)    $(4,544)

Add: Stock-based employee compensation
     expense included in reported net loss.....         --          --          --

Deduct: Total stock-based employee
        compensation expense determined
        under fair value based method for
        all awards.............................       (802)       (597)       (816)
                                                ----------  ----------  ----------
Pro forma net loss ............................    $(5,672)    $(4,556)    $(5,360)
                                                ==========  ==========  ==========
Net loss per share:

Basic and diluted, as reported.................    $ (0.66)    $ (0.55)    $ (0.63)
                                                ==========  ==========  ==========
Basic and diluted, pro forma...................    $ (0.76)    $ (0.63)    $ (0.75)
                                                ==========  ==========  ==========

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

    The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

                                                Year Ended May 31,
                                       ----------------------------------
                                          2005        2004        2003
                                       ----------  ----------  ----------
Risk-free Interest Rates.............     3.70%       3.12%       3.12%
Expected Life........................    5 years     5 years     5 years
Volatility...........................      82%         82%         81%
Dividend Yield.......................      --          --          --

    The weighted average expected life was calculated based on the exercise behavior. The weighted average fair value of those options granted in 2005, 2004 and 2003 was $2.70, $3.16 and $2.45, respectively.

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

    SFAS 123R is now effective for public companies for annual reporting period beginning after June 15, 2005 (the first quarter of fiscal 2007 for the Company). The impact of SFAS 123R on the Company in fiscal 2007 and beyond will depend upon various factors, among them being the Company's future compensation strategy. The pro forma compensation costs presented in the table above and in prior filings for the Company have been calculated using the Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. As of the date of this filing, no decisions have been made as to the selection of an option pricing model and a transition method for adoption. The Company expects that the adoption of SFAS 123R will have an adverse impact on the Company's consolidated statements of operations.

EARNINGS PER SHARE ("EPS") DISCLOSURES:

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

    In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                    Year Ended May 31,
                                             --------------------------------
                                                 2005       2004       2003
                                             ---------- ---------- ----------
Net loss available to common shareholders:

Numerator: Net loss.........................   $(4,870)   $(3,959)   $(4,544)
                                             ---------- ---------- ----------
Denominator for basic loss per share:
  Weighted-average shares outstanding ......     7,420      7,248      7,161

Effect of dilutive securities:
    Employee stock options..................        --         --         --
                                             ---------- ---------- ----------
Denominator for diluted loss per share......     7,420      7,248      7,161
                                             ---------- ---------- ----------

Basic loss per share........................    $(0.66)    $(0.55)    $(0.63)
                                              =========  =========  =========
Diluted loss per share......................    $(0.66)    $(0.55)    $(0.63)
                                              =========  =========  =========

    Stock options to purchase 1,236,000, 1,096,000 and 1,214,000 shares of common stock were outstanding on May 31, 2005, 2004 and 2003, respectively, but were not included in the computation of diluted loss per share because the inclusion of such shares would be anti-dilutive.

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

    The following are the components of comprehensive loss (in thousands):

                                                    Year Ended May 31,
                                             --------------------------------
                                                 2005       2004       2003
                                             ---------- ---------- ----------
Net loss....................................    $(4,870)   $(3,959)   $(4,544)
Foreign currency translation
  adjustment income (expense)...............       (131)      (126)        27
Unrealized holding gains (losses) arising
  during the year...........................          2        (16)        --
                                             ---------- ---------- ----------
Comprehensive loss..........................    $(4,999)   $(4,101)   $(4,517)
                                             ========== ========== ==========

RECENT ACCOUNTING PRONOUNCEMENTS:

    In March 2004, the EITF reached consensus on Issue 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF No. 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The disclosure requirements are effective for fiscal years ending after June 15, 2004. The Company has adopted the disclosure requirements in fiscal 2005 accordingly and incorporated such disclosures in note 1 to consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended May 31, 2005. The accounting guidance of EITF No. 03-01 is applicable for reporting periods after June 15, 2004. However, the effective date of such guidance has been delayed until the FASB issues a Staff Interpretation on this matter. The delay does not have a specified date. Until an effective date is determined, existing guidance continues to apply in determining if an impairment is other than temporary. The Company will evaluate the impact of EITF No. 03-01 once final guidance is issued.

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

    In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"), which is a revision SFAS 123 and supersedes APB
25. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant-date fair values. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission delayed the effective date of SFAS 123R, which is now effective for the annual reporting period that begins after June 15, 2005. The Company will apply SFAS 123 beginning in the Company's first quarter of fiscal 2007. We are currently evaluating the impact of adopting this statement on our financial position and results of operations. The impact on our financial statements will be dependent on the transition method, the option pricing model used to compute fair value and the inputs to that model such as volatility and expected life. The pro forma disclosures of the impact of SFAS 123 provided earlier in Note 2 may not be representative of the impact of adopting this statement. The Company expects that the adoption of SFAS 123R will have an adverse impact on the Company's consolidated statements of operations.

    On March 29, 2005, the SEC staff issued Staff Accounting Bulletin (SAB) No. 107, "Share-Based Payment" to express the views of the staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and to provide the staff's views regarding the valuation of share-based payment arrangements for public companies. The Company is currently in the process of implementing SFAS No. 123R, effective as of June 1, 2007, and will take into consideration the additional guidance provided by SAB No. 107 in connection with the implementation of SFAS No. 123R.

    In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS No. 154), a replacement of APB Opinion No. 20, Accounting Changes (APB 20), and FASB SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements (SFAS No. 3). SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle.
SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement. The Company does not believe the adoption of SFAS No. 154 will have a material impact on its financial statements.

2. AVAILABLE-FOR-SALE INVESTMENTS:

    The fair values of available-for-sale investments as of May 31, 2005 were as follows (in thousands):

                                                                 Amortized  Unrealized    Fair
                                                                   Cost       Losses      Value
                                                                 ---------  -----------  -------
Money market fund..............................................     $3,369       $  --    $3,369
Municipal securities...........................................      1,000          --     1,000
Corporate bonds and commercial paper...........................      2,183          (8)    2,175
U.S. government and agency obligations.........................      1,300          (4)    1,296
                                                                 ---------  -----------  -------
Total funds, bonds and notes...................................     $7,852        $(12)    7,840
                                                                   =======    =========
Less amounts classified as cash equivalents.............................................  (3,618)
                                                                                         -------
     Total short and long-term available-for-sale investments...........................  $4,222
                                                                                          ======
Contractual maturity dates for investments in bonds and notes:
     Less than 1 year...................................................................  $3,813
     More than 1 year and less than 2 years.............................................     409
                                                                                         -------
                                                                                          $4,222
                                                                                          ======

    The unrealized loss as of May 31, 2005 is recorded in accumulated other comprehensive income, net of tax of zero.

    Market values were determined for each individual security in our investment portfolio. The declines in value of the corporate bonds, commercial paper, U.S. government and agency obligations primarily relate to changes in the interest rates and are considered temporary in nature.

    The fair values of available-for-sale investments as of May 31, 2004 were as follows (in thousands):

                                                                 Amortized  Unrealized    Fair
                                                                   Cost       Losses      Value
                                                                 ---------  -----------  -------
Money market fund..............................................     $1,343       $  --    $1,343
Municipal securities...........................................        401          --       401
Corporate bonds and commercial paper...........................      6,030          (6)    6,024
U.S. government and agency obligations.........................      2,118          (8)    2,110
                                                                 ---------  -----------  -------
Total funds, bonds and notes...................................     $9,892        $(14)    9,878
                                                                   =======    =========
Less amounts classified as cash equivalents.............................................  (2,094)
                                                                                         -------
     Total short and long-term available-for-sale investments...........................  $7,784
                                                                                          ======
Contractual maturity dates for investments in bonds and notes:
     Less than 1 year...................................................................  $6,492
     More than 1 year and less than 2 years.............................................   1,292
                                                                                         -------
                                                                                          $7,784
                                                                                          ======

    The unrealized loss as of May 31, 2004 is recorded in accumulated other comprehensive income, net of tax of zero.

    Market values were determined for each individual security in our investment portfolio. The declines in value of the corporate bonds, commercial paper, U.S. government and agency obligations primarily relate to changes in the interest rates and are considered temporary in nature.

3. ACCOUNTS RECEIVABLE:

     Accounts receivable comprise (in thousands):

                                                   May 31,
                                         -------------------------
                                             2005         2004
                                         ------------ ------------
Trade accounts receivable...............       $2,617       $4,297
Less: Allowance for doubtful accounts...          (80)         (92)
                                         ------------ ------------
                                               $2,537       $4,205
                                         ============ ============

                                       Additions
                           Balance at  Charged to               Balance
                           beginning   costs and                 at end
                            of year     expenses   Deductions*  of year
                           ----------  ----------  ----------  ----------
Allowance for doubtful
   accounts receivable:

     May 31, 2005               $ 92        $ 35        $ 47        $ 80
                           ==========  ==========  ==========  ==========

     May 31, 2004               $ 87        $ 45        $ 40        $ 92
                           ==========  ==========  ==========  ==========

     May 31, 2003               $ 71        $104        $ 88        $ 87
                           ==========  ==========  ==========  ==========

* Deductions include write-offs of uncollectible accounts and collections of amounts previously reserved.

4. INVENTORIES:

     Inventories comprise (in thousands):

                                                   May 31,
                                         -------------------------
                                             2005         2004
                                         ------------ ------------
Raw materials and subassemblies.........       $2,939       $3,250
Work in process.........................        3,694        4,623
Finished goods..........................          507          116
                                         ------------ ------------
                                               $7,140       $7,989
                                         ============ ============

5. PROPERTY AND EQUIPMENT:

    Property and equipment comprise (in thousands):

                                                   May 31,
                                         -------------------------
                                             2005         2004
                                         ------------ ------------
Leasehold improvements..................       $1,164       $1,094
Furniture and fixtures..................        2,397        2,658
Machinery and equipment.................        2,300        2,272
Test equipment..........................        2,347        1,952
                                         ------------ ------------
                                                8,208        7,976
Less: Accumulated depreciation
  and amortization......................       (6,976)      (6,687)
                                         ------------ ------------
                                               $1,232       $1,289
                                         ============ ============

6.  PRODUCT WARRANTIES:

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

    Following is a summary of changes in the Company's liability for product warranties during the fiscal years ended May 31, 2005 and May 31, 2004 (in thousands):

                                                         Year ended
                                                           May 31,
                                                  -------------------------
                                                      2005         2004
                                                  ------------ ------------
Balance at the beginning of the year............          $146         $111
Accruals for warranties issued during the year..           283          202
Accruals related to pre-existing warranties
 (including changes in estimates)...............            --           --
Settlements made during the year
 (in cash or in kind)...........................          (216)        (167)
                                                  ------------ ------------
Balance at the end of the year..................          $213         $146
                                                  ============ ============

7. ACCRUED EXPENSES:

    Accrued expenses comprise (in thousands):

                                                   May 31,
                                         -------------------------
                                             2005         2004
                                         ------------ ------------
Commissions and bonuses.................       $  104       $  392
Taxes payable...........................          620          443
Payroll related.........................          576          554
Warranty................................          213          146
Other...................................          430          565
                                         ------------ ------------
                                               $1,943       $2,100
                                         ============ ============

8.  INCOME TAXES:

    Domestic and foreign components of pretax income (loss) are as follows (in thousands):

                                            Year Ended May 31,
                                   --------------------------------------
                                        2005         2004         2003
                                   ------------ ------------ ------------
Domestic..........................     $(4,693)     $(4,194)      $(4,257)
Foreign...........................         (41)         311          (361)
                                   ------------ ------------ ------------
                                       $(4,734)     $(3,883)      $(4,618)
                                   ============ ============ ============

    The provision for (benefit from) income taxes consists of the following (in thousands):

                                            Year Ended May 31,
                                   --------------------------------------
                                       2005          2004         2003
                                   ------------ ------------ ------------
Federal income taxes:
  Current.........................       $   --       $   --       $   --
  Deferred........................           --           --           --
State income taxes:
  Current.........................           --           20           20
  Deferred........................           --           --           --
Foreign income taxes:
  Current.........................          136           56          (94)
                                   ------------ ------------ ------------
                                         $  136       $   76       $  (74)
                                   ============ ============ ============

    The Company's effective tax rate differs from the U.S. federal statutory tax rate, as follows:

                                            Year Ended May 31,
                                   --------------------------------------
                                       2005          2004         2003
                                   ------------ ------------ ------------
U.S. federal statutory tax rate...      (34.0)%      (34.0)%      (34.0)%
State taxes, net of federal tax
  effect..........................         --          0.5          0.3
Net operating losses not
  benefited.......................       33.6         39.3         30.1
Income from equity investment.....         --         (1.2)         0.6
Other.............................        3.3         (2.8)         1.4
                                   ------------ ------------ ------------
Effective tax rate................        2.9 %        1.8 %       (1.6)%
                                   ============ ============ ============

    The components of the net deferred tax asset (liability) are as follows (in thousands):

                                                           May 31,
                                                -------------------------
                                                    2005          2004
                                                ------------ ------------
  Net operating losses.....................          $6,076       $4,653
  Credit carryforwards.....................           1,355        1,276
  Inventory reserves.......................           1,997        2,050
  Reserves and accruals....................           1,089          443
  Other....................................             740        1,354
                                                ------------ ------------
                                                     11,257        9,776

Less: Valuation allowance..................         (11,257)      (9,776)
                                                ------------ ------------
Net deferred tax asset.....................          $   --       $   --
                                                ============ ============

    In the year ended May 31, 2005, a full valuation allowance has been provided for the Company's deferred tax assets as management cannot conclude, based on available objective evidence, that it is more likely than not the deferred tax assets will be realized.

    At May 31, 2005, the Company had federal and state net operating loss carryforwards of approximately $14.2 million and $7.2 million, respectively. At May 31, 2005, the Company also has federal and state tax credit carryforwards of approximately $570,000 and $1.0 million, respectively. These carryforwards will expire commencing in 2012. These carryforwards may be subject to certain limitations on annual utilization in case of a change in ownership, as defined by tax law.

    Foreign net operating loss carryforwards of approximately $2.0 million are available to reduce future foreign taxable income. Some of the foreign net operating losses will begin to expire beginning 2006 through 2010.

9. CAPITAL STOCK:

STOCK OPTIONS:

    The Company has reserved 1,709,367 shares of common stock for issuance to employees and consultants under its 1996 stock option plan. The plan provides that qualified options be granted at an exercise price equal to the fair market value at the date of grant, as determined by the Board of Directors (85% of fair market value in the case of non-statutory options and purchase rights and 110% of fair market value in certain circumstances). Options generally expire within seven years from date of grant. Most options become exercisable in increments over a four-year period from the date of grant. Options to purchase approximately 842,089, 783,375 and 805,883 shares were exercisable at May 31, 2005, May 31, 2004 and May 31, 2003, respectively.

    Activity under the Company's stock option plans was as follows (in thousands, except per share data):

                                                    Outstanding Options
                                         ----------------------------------------
                                                                       Weighted
                                                          Number        Average
                                           Available        of         Exercise
                                            Shares        Shares         Price
                                         ------------  ------------  ------------
Balances, May 31, 2002...............         348         1,154          $5.32

  Additional shares reserved.........          --            --
  Options granted....................        (198)          198          $3.86
  Options terminated.................         138          (138)         $5.56
  Options exercised..................          --            --             --
                                         ------------  ------------  ------------
Balances, May 31, 2003...............         288         1,214          $5.05

  Additional shares reserved.........         400            --
  Options granted....................        (201)          201          $3.16
  Options terminated.................         139          (139)         $5.50
  Options exercised..................          --          (180)         $4.79
                                         ------------  ------------  ------------
Balances, May 31, 2004...............         626         1,096          $4.69

  Additional shares reserved.........          --            --
  Options granted....................        (375)          375          $3.68
  Options terminated.................         222          (222)         $5.17
  Options exercised..................          --           (13)         $3.16
                                         ------------  ------------  ------------
Balances, May 31, 2005...............         473         1,236          $4.31
                                         ============  ============

    The following table summarizes information with respect to stock options at May 31, 2005 (in thousands, except per share data):

                             Options Outstanding            Options Exercisable
                     -----------------------------------  -----------------------
                                   Weighted
                        Number      Average    Weighted      Number     Weighted
                     Outstanding   Remaining   Average    Exercisable   Average
      Range of            at      Contractual  Exercise        at       Exercise
  Exercise Prices    May 31, 2005 Life (Years)  Price     May 31, 2005   Price
-------------------- ------------ ----------- ----------  ------------ ----------
   $2.49 - $3.63             423      5.70      $3.25             167     $3.08
   $3.79 - $4.08             254      4.27      $3.98             197     $3.96
   $4.25 - $4.95             272      4.01      $4.48             199     $4.51
   $5.25 - $6.25             250      1.67      $5.94             242     $5.93
   $6.60 - $6.75              37      0.02      $6.63              37     $6.63
                     ------------                         ------------
   $2.49 - $6.75           1,236      4.05      $4.31             842     $4.60
                     ============                         ============

10.  EMPLOYEE BENEFIT PLANS:

EMPLOYEE STOCK BONUS PLAN:

    The Company has a noncontributory, trusteed employee stock bonus plan for full-time employees who have completed three consecutive months of service and for part-time employees who have completed one year of service and have attained an age of 21. The Company can contribute either shares of the Company's stock or cash to the plan. The contribution is determined annually by the Company and cannot exceed 15% of the annual aggregate salaries of those employees eligible for participation in the plan. Individuals' account balances vest at a rate of 25% per year commencing upon completion of three years of service. Non-vested balances, which are forfeited, are allocated to the remaining employees in the plan. Contributions of $60,000 were made to the plan during fiscal 2005, 2004 and 2003.

401(K) PLAN:

    The Company maintains a defined contribution savings plan (the "401(k) Plan") to provide retirement income to all qualified employees of the Company. The 401(k) Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan is funded by voluntary pre-tax contributions from employees. Contributions are invested, as directed by the participant, in investment funds available under the 401(k) Plan. The Company is not required to make, and did not make during fiscal 2005, 2004 and 2003, any contributions to the Plan.

EMPLOYEE STOCK PURCHASE PLAN:

    The Company's Board of Directors adopted the 1997 Employee Stock Purchase Plan in June 1997. A total of 400,000 shares of Common Stock have been reserved for issuance under the plan. The plan has consecutive, overlapping, twenty-four month offering periods. Each twenty-four month offering period includes four six month purchase periods. The offering periods generally begin on the first trading day on or after April 1 and October 1 each year, except that the first such offering period commenced with the effectiveness of the Company's initial public offering and ended on the last trading day on or before March 31, 1999. Shares are purchased through employee payroll deductions at exercise prices equal to 85% of the lesser of the fair market value of the Company's Common Stock at either the first day of an offering period or the last day of the purchase period. If a participant's rights to purchase stock under all employee stock purchase plans of the Company accrue at a rate which exceeds $25,000 worth of stock for a calendar year, such participant may not be granted an option to purchase stock under the 1997 Employee Stock Purchase Plan. The maximum number of shares a participant may purchase during a single purchase period is 3,000 shares. To date, 328,326 shares have been issued under the plan.

11.  STOCKHOLDER RIGHTS PLAN:

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

12.  OTHER INCOME (EXPENSE), NET:

    Other income (expense), net comprises the following (in thousands):

                                            Year Ended May 31,
                                   --------------------------------------
                                       2005         2004         2003
                                   ------------ ------------ ------------
Foreign exchange gain (loss)......        $ 197        $ 141        $  70
Loss on impairment of
  an investment ..................         (203)        (134)        (365)
Income from equity investment.....           90           --           85
Income from a sale of investment..           --          320           --
Other, net........................            2          (34)          64
                                   ------------ ------------ ------------
                                          $  86        $ 293        $(146)
                                   ============ ============ ============

13.  SEGMENT INFORMATION:

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

    The following presents information about the Company's operations in different geographic areas (in thousands):

                                    United                        Adjust-
                                    States     Asia     Europe     ments     Total
                                   --------- --------- --------- --------- ---------
2005:
  Net sales......................   $14,128    $1,112    $2,353  $ (1,513)  $16,080
  Portion of U.S. net sales
    from export sales............    11,106       --        --        --     11,106
  Income (loss) from operations..    (4,825)     (469)      323        (4)   (4,975)
  Identifiable assets............    29,621     1,272     1,155   (10,579)   21,469
  Long-lived assets..............       970       230        32       --      1,232

2004:
  Net sales......................   $13,473    $2,701    $1,827  $ (2,201)  $15,800
  Portion of U.S. net sales
    from export sales............    11,031       --        --        --     11,031
  Income (loss) from operations..    (4,725)      129        97       (10)   (4,509)
  Identifiable assets............    34,811     2,372       745   (11,116)   26,812
  Long-lived assets..............     1,023       253        13       --      1,289

2003:
  Net sales......................   $13,977    $  661    $1,365  $   (911)  $15,092
  Portion of U.S. net sales
    from export sales............     9,885       --        --        --      9,885
  Income (loss) from operations..    (4,445)     (478)       57       142    (4,724)
  Identifiable assets............    36,903       959       773   (10,388)   28,247
  Long-lived assets..............     1,239       259        17       --      1,515

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

14.  RELATED PARTY TRANSACTIONS:

    The Company has entered into transactions with ESA Electronics Pte Ltd. ("ESA") in which the Company owned 12.5% of interest at May 31, 2005. ESA purchased goods from the Company of approximately $142,000, $105,000 and $163,000 during fiscal 2005, 2004 and 2003, respectively. In addition, the Company purchased goods from ESA of approximately $2.0 million, $1.0 million and none in fiscal 2005, 2004 and 2003, respectively. At May 31, 2005, the Company had amounts payable to ESA of approximately $11,000 and $935,000 at May 31, 2004.

    Mario M. Rosati, one of the Company's directors, is also a member of Wilson Sonsini Goodrich & Rosati, Professional Corporation, which has served as the Company's outside corporate counsel and has received compensation at normal commercial rates for these services.

15. COMMITMENTS AND CONTINGENCIES:

    The Company leases most of its manufacturing and office space under operating leases. The Company entered into a non-cancelable operating lease agreement for its United States manufacturing and office facilities, which commenced in December 1999 and expires in December 2009. Under the lease agreement, the Company is responsible for payments of utilities, taxes and insurance.

    Minimum annual rentals payments under operating leases in each of the next five fiscal years and thereafter are as follows (in thousands):

2006....................................        $927
2007....................................         924
2008....................................         863
2009....................................         847
2010....................................         504
Thereafter..............................          --

    Rental expense for the years ended May 31, 2005, 2004 and 2003 was approximately $896,000, $855,000 and $887,000, respectively.

    At May 31, 2005, the Company had a $50,000 certificate of deposit held by a financial institution representing a security deposit for its United States manufacturing and office space lease.

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

    It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. To date, payments made by the Company under these agreements have not had a material impact on the Company's operating results, financial position or cash flows.

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

The following table (presented in thousands, except per share data) sets forth selected unaudited consolidated statements of operations data for each of the four quarters of the fiscal years ended May 31, 2005 and May 31, 2004. The unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in the Company's opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair statement of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period and should be read in conjunction with the audited consolidated financial statements of the Company's and the notes thereto included elsewhere herein.

                                                       Three Months Ended
                                         ------------------------------------------
                                          Aug. 31,   Nov. 30,   Feb. 28,    May 31,
                                            2004       2004       2005       2005
                                         ---------  ---------  ---------  ---------
Net sales...............................   $ 5,936     $4,790    $ 2,084    $ 3,270
Gross profit............................   $ 1,067     $1,488    $   803    $   905
Net loss................................   $(1,324)    $ (599)   $(1,223)   $(1,724)
Net loss per share (basic)..............   $ (0.18)    $(0.08)   $ (0.16)   $ (0.23)
Net loss per share (diluted)............   $ (0.18)    $(0.08)   $ (0.16)   $ (0.23)

                                                       Three Months Ended
                                         ------------------------------------------
                                          Aug. 31,   Nov. 30,   Feb. 29,    May 31,
                                            2003       2003       2004       2004
                                         ---------  ---------  ---------  ---------
Net sales...............................    $4,169     $3,593    $ 2,166     $5,872
Gross profit............................    $1,626     $1,342    $   810     $1,930
Net loss................................    $ (808)    $ (949)   $(1,717)    $ (484)
Net loss per share (basic)..............    $(0.11)    $(0.13)   $ (0.24)    $(0.07)
Net loss per share (diluted)............    $(0.11)    $(0.13)   $ (0.24)    $(0.07)

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


                                   PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

   1.   Financial Statements

        See Index under Item 8.

   2.   Financial Statement Schedule

        See Index under Item 8.

   3.   Exhibits

        See Item 15(c) below.

(b) Exhibits

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

+++ Incorporated by reference to the same-numbered exhibit previously filed with the Company's Form 10-K for the year ended May 31, 1999 filed August 30, 1999 (File No. 000-22893).

++++ Incorporated by reference to the Exhibit No. 4.1 previously filed with the Company's Current Report on Form 8-K filed March 28, 2001 (File No. 000-22893).

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

Dated:  August 26, 2005
                                AEHR TEST SYSTEMS

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

        Signature                          Title                     Date
--------------------------  -----------------------------------  ---------------
                             Chief Executive Officer             August 26, 2005
                              and Chairman of the
/s/ RHEA J. POSEDEL           Board of Directors
--------------------------    (Principal Executive Officer)
    Rhea J. Posedel
                             Vice President of Finance           August 26, 2005
                              and Chief Financial Officer
/s/ GARY L. LARSON            (Principal Financial and
--------------------------     Accounting Officer)
    Gary L. Larson


/s/ ROBERT R. ANDERSON       Director                            August 26, 2005
--------------------------
    Robert R. Anderson


/s/ WILLIAM W. R. ELDER      Director                            August 26, 2005
--------------------------
    William W. R. Elder


/s/ MUKESH PATEL             Director                            August 26, 2005
--------------------------
    Mukesh Patel


/s/ MARIO M. ROSATI          Director                            August 26, 2005
--------------------------
    Mario M. Rosati