Form 10-Q
period 2005-08-31
AEHR TEST SYSTEMS
filed 2005-10-14
CIK 1040470

                                    FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 2005.

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

     Number of shares of Common Stock, $0.01 par value, outstanding at September 30, 2005 was 7,481,829.

                                      FORM 10-Q

                       FOR THE QUARTER ENDED AUGUST 31, 2005

                                       INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
               August 31, 2005 and May 31, 2005 . . . . . . . . . . . .   4

          Condensed Consolidated Statements of Operations for the
               three months ended August 31, 2005 and 2004. . . . . . .   5

          Condensed Consolidated Statements of Cash Flows for the
               three months ended August 31, 2005 and 2004. . . . . . .   6

          Notes to Condensed Consolidated Financial Statements. . . . .   7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations. . . . . . . . . . . . . . . .  12

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risks. .  27

ITEM 4.  Controls and Procedures. . . . . . . . . . . . . . . . . . . .  28


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . .  28

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds  .  28

ITEM 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . .  28

ITEM 4.  Submission of Matters to a Vote of Security Holders  . . . . .  28

ITEM 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . .  28

ITEM 6.  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . .  29

SIGNATURE PAGE  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30

Index to Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . .  31

                            PART I.  FINANCIAL STATEMENTS

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  AEHR TEST SYSTEMS
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except per share data)

                                                  August 31,      May 31,
                                                    2005           2005
                                                 (Unaudited)
                                                 -----------  -----------
                        ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . .    $ 3,983      $ 4,952
  Short-term investments. . . . . . . . . . . . .      2,341        3,813
  Accounts receivable, net of allowances for
    doubtful accounts of $105 and $80 at
    August 31, 2005 and May 31, 2005,
    respectively. . . . . . . . . . . . . . . . .      4,628        2,537
  Inventories . . . . . . . . . . . . . . . . . .      7,815        7,140
  Prepaid expenses and other. . . . . . . . . . .        433          585
                                                 -----------  -----------
    Total current assets  . . . . . . . . . . . .     19,200       19,027

Property and equipment, net . . . . . . . . . . .      1,381        1,232
Long-term investments . . . . . . . . . . . . . .         --          409
Goodwill. . . . . . . . . . . . . . . . . . . . .        274          274
Other assets, net . . . . . . . . . . . . . . . .        526          527
                                                 -----------  -----------
    Total assets  . . . . . . . . . . . . . . . .    $21,381      $21,469
                                                 ===========  ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . .    $ 1,222      $ 1,050
  Accrued expenses. . . . . . . . . . . . . . . .      1,782        1,943
  Deferred revenue. . . . . . . . . . . . . . . .        835          692
                                                 -----------  -----------
    Total current liabilities . . . . . . . . . .      3,839        3,685

Deferred revenue. . . . . . . . . . . . . . . . .         20           21
Accrued lease commitment. . . . . . . . . . . . .        309          311
                                                 -----------  -----------
    Total liabilities . . . . . . . . . . . . . .      4,168        4,017
                                                 -----------  -----------
Shareholders' equity:
  Common stock, $0.01 par value:
    Issued and outstanding: 7,482 shares
    at August 31, 2005 and
    May 31, 2005, respectively. . . . . . . . . .         75           75
  Additional paid-in capital. . . . . . . . . . .     37,568       37,568
  Accumulated other comprehensive income. . . . .      1,255        1,250
  Accumulated deficit . . . . . . . . . . . . . .    (21,685)     (21,441)
                                                 -----------  -----------
    Total shareholders' equity  . . . . . . . . .     17,213       17,452
                                                 -----------  -----------
    Total liabilities and shareholders' equity. .    $21,381      $21,469
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

                                   AEHR TEST SYSTEMS
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in thousands, except per share data)
                                      (Unaudited)

                                                 Three Months Ended
                                                     August 31,
                                               ----------------------
                                                   2005        2004
                                               ----------  ----------
Net sales. . . . . . . . . . . . . . . . . . .     $4,646     $ 5,936
Cost of sales. . . . . . . . . . . . . . . . .      2,458       4,869
                                               ----------  ----------
Gross profit . . . . . . . . . . . . . . . . .      2,188       1,067
                                               ----------  ----------
Operating expenses:
  Selling, general and administrative. . . . .      1,452       1,432
  Research and development . . . . . . . . . .      1,034       1,025
                                               ----------  ----------
      Total operating expenses . . . . . . . .      2,486       2,457
                                               ----------  ----------
Loss from operations . . . . . . . . . . . . .       (298)     (1,390)

Interest income. . . . . . . . . . . . . . . .         46          24
Other income, net  . . . . . . . . . . . . . .         --          24
                                               ----------  ----------
Loss before income taxes . . . . . . . . . . .       (252)     (1,342)

Income tax benefit . . . . . . . . . . . . . .         (8)        (18)
                                               ----------  ----------
Net loss . . . . . . . . . . . . . . . . . . .     $ (244)    $(1,324)
                                               ==========  ==========

Net loss per share (basic and diluted) . . . .     $(0.03)    $ (0.18)


Shares used in per share calculation:
  Basic and diluted. . . . . . . . . . . . . .      7,482       7,393



                 The accompanying notes are an integral part of these
                      condensed consolidated financial statements.

                                   AEHR TEST SYSTEMS
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (in thousands)
                                      (Unaudited)

                                                     Three Months Ended
                                                         August 31,
                                                   ----------------------
                                                      2005        2004
                                                   ----------  ----------
Cash flows from operating activities:
  Net loss......................................       $ (244)    $(1,324)
  Adjustments to reconcile net loss to net
    cash  used in operating activities:
    Provision for doubtful accounts.............           25          24
    Depreciation and amortization...............           85          37
    Loss on disposal of property and equipment..           25 	     --
    Changes in operating assets and liabilities:
      Accounts receivable.......................       (2,130)     (1,071)
      Inventories...............................         (915)        366
      Accounts payable..........................          266         769
      Accrued expenses and deferred revenue.....           20         231
      Accrued lease commitment..................           (2)          4
      Other current assets......................          151          42
                                                   ----------  ----------
        Net cash used in
          operating activities..................       (2,719)       (922)
                                                   ----------  ----------
Cash flows from investing activities:

    Purchase of investments.....................       (4,590)     (4,847)
    Proceeds from sales and
      maturity of investments...................        6,475       5,740
    Purchase of property and equipment..........         ( 32)        (52)
    (Increase) decrease in other assets.........           (1)          1
                                                   ----------  ----------
        Net cash provided by
          investing activities..................        1,852         842
                                                   ----------  ----------
Cash flows from financing activities:
    Proceeds from issuance of common stock
      and exercise of stock options.............           --          19
                                                   ----------  ----------
        Net cash provided by
          financing activities..................           --          19
                                                   ----------  ----------

Effect of exchange rates on cash................         (102)         (8)
                                                   ----------  ----------
        Net decrease in cash and
          cash equivalents......................         (969)        (69)

Cash and cash equivalents, beginning of period..        4,952       4,041
                                                   ----------  ----------
Cash and cash equivalents, end of period........       $3,983     $ 3,972
                                                   ==========  ==========

Supplementary disclosure of non-cash item:
Transfer of inventory to rental equipment.......      $  231           --
                                                   ==========  ==========

                The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                               AEHR TEST SYSTEMS
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED AUGUST 31, 2005
                                  (UNAUDITED)


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


2.  STOCK-BASED COMPENSATION

    The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's shares and the exercise price of the option. Stock-based compensation for consultants or other third parties are accounted for in accordance with SFAS 123 and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Service."

    For purposes of pro forma disclosures, the estimated fair value of the stock options and grants under the Company's Employee Stock Purchase Plan are amortized to expense over the vesting period. The Company's pro forma information follows (in thousands, except per share amounts):

                                                Three Months Ended
                                                   August 31,
                                              ---------   ---------
                                                 2005        2004
                                              ---------   ---------
                                                   (unaudited)
Net loss, as reported:......................     $ (244)    $(1,324)

Deduct: Total stock-based employee
        compensation expense determined
        under fair value based method
        for all awards, net of related
        tax effects.........................       (193)       (201)
                                              ---------   ---------
Pro forma net loss..........................     $ (437)    $(1,525)
                                              =========   =========
Net loss per share:

Basic and diluted, as reported..............     $(0.03)    $ (0.18)
                                              =========   =========
Basic and diluted, pro forma................     $(0.06)    $ (0.21)
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

    The fair value of each option and stock purchase plan grant has been estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

                                               Three Months Ended
                                                   August 31,
                                              ---------   ---------
                                                 2005        2004
                                              ---------   ---------
Risk-free Interest Rate ....................     3.96%       3.70%
Expected Life...............................    5 years     5 years
Expected Volatility.........................      78%         82%
Dividend Yield..............................      --          --

SFAS 123R is now effective for public companies for annual reporting periods beginning after June 15, 2005 (the first quarter of fiscal 2007 for the Company). The impact of SFAS 123R on the Company in fiscal 2007 and beyond will depend upon various factors, among them being the Company's future compensation strategy. The pro forma compensation costs presented in the table above and in prior filings for the Company have been calculated using the Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. As of the date of this filing, no decisions have been made as to the selection of an option pricing model and a transition method for adoption. The Company expects that the adoption of SFAS 123R will have an adverse impact on the Company's consolidated statements of operations.

3.  EARNINGS PER SHARE

        EARNINGS PER SHARE. Earnings per share is computed based on the weighted average number of common and common equivalent shares (common stock options) outstanding, when dilutive, during each period using the treasury stock method.

                                                      Three Months Ended
                                                          August 31,
                                                    ----------  ----------
                                                       2005        2004
                                                    ----------  ----------
                                           (in thousands, except per share amounts)
                                                          (unaudited)
Net loss available to common shareholders:

Numerator: Net loss................................     $ (244)    $(1,324)
                                                    ----------  ----------
Denominator for basic loss per share:
  Weighted-average shares outstanding .............      7,482       7,393
                                                    ----------  ----------
Shares used in basic loss per share calculation....      7,482       7,393

Effect of dilutive securities:
    Employee stock options.........................         --          --
                                                    ----------  ----------
Denominator for diluted loss per share.............      7,482       7,393
                                                    ----------  ----------

Basic and diluted loss per share...................     $(0.03)    $ (0.18)
                                                    ==========  ==========

    Stock options to purchase 1,408,000 and 1,352,000 shares of common stock were outstanding on August 31, 2005 and August 31, 2004, respectively, but were not included in the computation of diluted loss per share because the inclusion of such shares would be anti-dilutive.


4.  INVENTORIES

Inventories are comprised of the following (in thousands):

                                      August 31,     May 31,
                                         2005         2005
                                      (unaudited)
                                     -----------  -----------
Raw materials and sub-assemblies          $2,635       $2,939
Work in process                            4,765        3,694
Finished goods                               415          507
                                     -----------  -----------
                                          $7,815       $7,140
                                     ===========  ===========

5.  SEGMENT INFORMATION


    The Company operates in one reportable segment; the design, manufacture and marketing of advanced test and burn-in products to the semiconductor manufacturing industry.

    The following presents information about the Company's operations in different geographic areas (in thousands):

                                            United                        Adjust-
                                            States     Asia     Europe     ments     Total
                                           --------- --------- --------- --------- ---------
Three months ended August 31, 2005:
  Net sales......................            $ 3,961    $  583     $ 195   $   (93)  $ 4,646
  U.S. net sales.................                683        79        --       (79)      683
  Portion of  net sales
    from export sales............              3,278        --        --        --     3,278
  Income (loss) from operations..               (287)       (3)      (43)       35      (298)
  Identifiable assets............             29,826     1,171       883   (10,499)   21,381
  Long-lived assets..............              1,156       195        30        --     1,381

Fiscal year ended May 31, 2005:
  Net sales......................            $14,128    $1,112    $2,353   $(1,513)  $16,080
  U.S. net sales.................              3,022       390        50      (440)    3,022
  Portion of  net sales
    from export sales............             11,106        --        --        --    11,106
  Income (loss) from operations..             (4,825)     (469)      323        (4)   (4,975)
  Identifiable assets............             29,621     1,272     1,155   (10,579)   21,469
  Long-lived assets..............                970       230        32        --     1,232

Three months ended August 31, 2004:
  Net sales......................            $ 5,911    $  238     $ 187   $  (400)  $ 5,936
  U.S. net sales.................                508       100        17      (117)      508
  Portion of  net sales
    from export sales............              5,403        --        --        --     5,403
  Loss from operations...........             (1,180)     (133)      (46)      (31)   (1,390)
  Identifiable assets............             34,686     1,590       816   (10,583)   26,509
  Long-lived assets..............              1,006       289        11        --     1,306


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

    Following is a summary of changes in the Company's liability for product warranties during the three months ended August 31, 2005 and 2004:

                                                       Three months ended
August 31,
                                                   ------------------------
                                                       2005         2004
                                                   -----------  -----------
                                                   (in thousands, unaudited)
Balance at the beginning of the period ...........       $213          $146
(Reversal) accruals for warranties issued
during the period.................................        (11)           65
Settlements made during the period
 (in cash or in kind).............................        (60)          (73)
                                                  -----------   -----------
Balance at the end of the period..................       $142          $138
                                                  ===========   ===========

7.  OTHER COMPREHENSIVE LOSS

Other comprehensive loss, net of tax are comprised of the following:

                                                       Three months ended
August 31,
                                                   ------------------------
                                                       2005         2004
                                                   -----------  -----------
                                                   (in thousands, unaudited)
Net loss.........................................       $(244)      $(1,324)
Foreign currency translation adjustments.........           1           (19)
Unrealized holding gains arising
  during period .................................           4             6
                                                  -----------   -----------
Comprehensive loss...............................       $(239)      $(1,337)
                                                  ===========   ===========

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

    In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS No. 154), a replacement of APB Opinion No. 20, Accounting Changes (APB 20), and FASB SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements (SFAS No. 3). SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle.
SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections or errors made occurring in fiscal years beginning after June 1, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement. The Company does not believe the adoption of SFAS No. 154 will have a material impact on its financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Condensed

Consolidated Financial Statements and the related notes that appear elsewhere in this document and with our Annual Report on Form 10-K for the fiscal year ended May 31, 2005 and the consolidated financial statements and notes thereto.

    In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. These statements typically may be identified by the use of forward-looking words or phrases such as "believe," "expect," "intend," "anticipate," "should," "planned," "estimated," and "potential," among others and include, but are not limited to, statements concerning our expectations regarding our operations, business, strategies, prospects, revenues, expenses, costs and resources. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those the anticipated results or other expectations reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and other factors beyond our control, and in particular, the risks discussed below and under the heading "Factors that May Affect Future Results of Operations" and those discussed in other documents we file with the Securities and Exchange Commission. All forward-looking statements included in this document are based on our current expectations, and we undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.


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

                                             Three Months Ended
                                                 August 31,
                                           ---------------------
                                               2005       2004
                                           ---------- ----------
Net sales. . . . . . . . . . . . . . . . .     100.0 %    100.0 %
Cost of sales. . . . . . . . . . . . . . .      52.9       82.0
                                           ---------- ----------
Gross profit . . . . . . . . . . . . . . .      47.1       18.0
                                           ---------- ----------
Operating expenses:
  Selling, general and administrative. . .      31.3       24.1
  Research and development . . . . . . . .      22.3       17.3
                                           ---------- ----------
          Total operating expenses . . . .      53.6       41.4
                                           ---------- ----------
Loss from operations . . . . . . . . . . .      (6.5)     (23.4)

Interest income. . . . . . . . . . . . . .       1.0        0.4
Other income, net. . . . . . . . . . . . .        --        0.4
                                           ---------- ----------
Loss before income taxes . . . . . . . . .      (5.5)     (22.6)

Income tax benefit . . . . . . . . . . . .      (0.2)      (0.3)
                                           ---------- ----------
Net loss. . . . . . . . . . . .. . . . . .      (5.3)%    (22.3)%
                                           ========== ==========

THREE MONTHS ENDED AUGUST 31, 2005 COMPARED TO THREE MONTHS ENDED AUGUST 31,
2004

    NET SALES. Net sales decreased to $4.6 million in the three months ended August 31, 2005 from $5.9 million in the three months ended August 31, 2004, a decrease of 21.7%. The decrease in net sales in the three months ended August 31, 2005 resulted primarily from a decrease in the Company's MTX pass-through products, partially offset by increases in net sales of the Company's dynamic burn-in products and of the Company's MTX products. Net sales of the Company's MTX pass-through products for the three months ended August 31, 2004 were $2.3 million, and decreased to zero in the three months ended August 31, 2005. Net sales of the Company's dynamic burn-in products for the three months ended August 31, 2005 were $2.5 million, and increased approximately $712,000 from the three months ended August 31, 2004. Net sales of the Company's MTX products for the three months ended August 31, 2005 were $2.1 million, and increased approximately $373,000 from the three months ended August 31, 2004.

    GROSS PROFIT.  Gross profit consists of net sales less cost of sales.
Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit increased to $2.2 million in the three months ended August 31, 2005 from $1.1 million in the three months ended August 31, 2004, an increase of 105.1%. Gross profit margin increased to 47.1% in the three months ended August 31, 2005 from 18.0% in the three months ended August 31, 2004. Approximately 40% of the increase in gross profit margin was the result of manufacturing efficiencies related to increased production levels in the first quarter of fiscal 2006. Approximately 30% of the increase in gross profit margin was the result of very low gross profit margins related to MTX pass-through products which shipped in the first quarter of fiscal 2005, but not in the first quarter of fiscal 2006, as discussed below. Beginning in January 2004, the Company received turnkey MTX system orders from a single customer, which included certain very low margin products not typically sold directly by the Company which are used in conjunction with the Company's systems. At the customer's request, these products were included as part of the order. These products were priced at or near the Company's cost and are referred to here as "MTX pass-through" products. There was a reduction in net sales of MTX pass-through products of

$2.3 million from the first quarter of fiscal 2005 to the first quarter of fiscal 2006. Since the Company does not typically accept orders for pass-through products, it has requested that, going forward, the customer purchases these pass-through products directly through the vendors that currently manufacture such products. The customer has already ordered some of these products directly from the vendors. The customer has not advised the Company of its intent to purchase any additional pass-through products from the Company.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related costs of employees, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses increased to $1.5 million in the three months ended August 31, 2005 from $1.4 million in the three months ended August 31, 2004, an increase of 1.4%. The increase in SG&A expenses was primarily due to an increase in employment related costs. As a percentage of net sales, SG&A expenses increased to 31.3% in the three months ended August 31, 2005 from 24.1% in the three months ended August 31, 2004, reflecting lower net sales.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses remained flat at $1.0 million in the three months ended August 31, 2005 and 2004. As a percentage of net sales, R&D expenses increased to 22.3% in the three months ended August 31, 2005 from 17.3% in the three months ended August 31, 2004, reflecting lower net sales.

    INTEREST INCOME. Interest income increased to $46,000 in the three months ended August 31, 2005 from $24,000 in the three months ended August 31, 2004, an increase of 91.7%. The increase in interest income was primarily attributable to higher interest rates earned on the Company's cash investments.

    OTHER INCOME (EXPENSE), NET. Other income, net decreased to zero in the three months ended August 31, 2005 from $24,000 in the three months ended August 31, 2004.

    INCOME TAX EXPENSE (BENEFIT). Income tax benefit was $8,000 in the three months ended August 31, 2005 and $18,000 in the three months ended August 31, 2004. The income tax benefits in the three months ended August 31, 2005 and 2004 were primarily due to the tax benefit recorded by the Company as a result of losses incurred in the Company's German subsidiary. The Company's U.S. operations and its Japanese subsidiary have experienced significant cumulative losses and thus generated certain net operating losses available to offset future taxes payable in the U.S. and Japan. As a result of the cumulative operating losses in the Company's U.S. operations and its Japanese subsidiary, a valuation allowance was established for the full amount of its net deferred tax assets for both its U.S. operations and its Japanese subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was $2.7 million for the three months ended August 31, 2005 and was approximately $922,000 for the three months ended August 31, 2004. For the three months ended August 31, 2005, net cash used in operating activities was due primarily to increases in accounts receivable of $2.1 million and inventories of $915,000, and the net loss of $244,000, partially offset by an increase in accounts payable of $266,000. Of the increase in accounts receivable, approximately 60% of the increase was due to higher shipment levels than in the quarter ended May 31, 2005 and approximately 40% of the increase is related to a higher level of shipments to Asian locations, for which payments were not timely made, than in the quarter ended May 31, 2005. The increases in inventories and accounts payable were due primarily to the higher shipment levels than in the quarter ended May 31, 2005 and higher production levels related to the increased MTX and MAX orders
received.   For the three months ended August 31, 2004, net cash used in operating activities was due primarily to the net loss of $1.3 million and an increase in accounts receivable of $1.1 million, partially offset by an increase in accounts payable of $769,000 and a decrease in inventories of $366,000.

    Net cash provided by investing activities was approximately $1.9 million for the three months ended August 31, 2005 and approximately $842,000 for the three months ended August 31, 2004. The cash provided by investing activities during the three months ended August 31, 2005 and August 31, 2004 was primarily due to the net proceeds from sales and maturity of investments, partially offset by the purchase of investments.

    Financing activities neither used nor provided cash in the three months ended August 31, 2005. Financing activities provided cash of $19,000 in the three months ended August 31, 2004. Net cash provided by financing activities during the three months ended August 31, 2004 was due to proceeds from issuance of common stock and exercise of stock options.

    As of August 31, 2005, the Company had working capital of $15.4 million. Working capital consists of cash and cash equivalents, short-term investments, accounts receivable, inventory and other current assets, less current liabilities.

    The Company announced in August 1998 that its board of directors had authorized the repurchase of up to 1,000,000 shares of its outstanding common shares. The Company may repurchase the shares in the open market or in privately negotiated transactions, from time to time, subject to market conditions. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase program may be interrupted or discontinued at any time. Any such repurchase of shares, if consummated, may use a portion of the Company's working capital. As of August 31, 2005, the Company had repurchased 523,700 shares at an average price of $3.95 per share. Shares repurchased by the Company are cancelled.

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

OVERVIEW OF CONTRACTUAL OBLIGATIONS

    There have been no material changes in the composition, magnitude or other key characteristics of the Company's contractual obligations or other commitments as disclosed in the Company's Form 10-K for the year ended May 31, 2005.

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

    In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"), which is a revision SFAS 123 and supersedes APB
25. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant-date fair values. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission delayed the effective date of SFAS 123R, which is now effective annual reporting period that begins after June 15, 2005. The Company will apply SFAS 123 beginning in the Company's first quarter of fiscal 2007. We are currently evaluating the impact of adopting this statement on our financial position and results of operations. The impact on our financial statements will be dependent on the transition method, the option pricing model used to compute fair value and the inputs to that model such as volatility and expected life. The pro forma disclosures of the impact of SFAS 123 provided earlier in Note 2 may not be representative of the impact of adopting this statement. The Company expects that the adoption of SFAS 123R will have an adverse impact on the Company's consolidated statements of operations.

    On March 29, 2005, the SEC staff issued Staff Accounting Bulleting (SAB) No. 107, "Share-Based Payment" to express the views of the staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and to provide the Staff's views regarding the valuation of share-based payment arrangements for public companies. The Company is currently in the process of implementing SFAS No. 123R, effective as of June 1, 2007, and will take into consideration the additional guidance provided by SAB No. 107 in connection with the implementation of SFAS No. 123R.

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

    In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS No. 154), a replacement of APB Opinion No. 20, Accounting Changes (APB 20), and FASB SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements (SFAS No. 3). SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle.
SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections or errors made occurring in fiscal years beginning after June 1, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement. The Company does not believe the adoption of SFAS No. 154 will have a material impact on its financial statements.

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

     FLUCTUATIONS IN OPERATING RESULTS. The Company has experienced and expects to continue to experience significant fluctuations in its quarterly and annual operating results. During fiscal 2005, 2004 and 2003, quarterly net sales have been as low as $2.1 million and as high as $5.9 million, and gross margins for quarterly sales have fluctuated between 18.0% and 44.4%.
The Company's future operating results will depend upon a variety of factors, including sales volume, the timing of significant orders, the mix of products sold, changes in pricing by the Company, its competitors, customers or suppliers, the length of sales cycles for the Company's products, timing of new product announcements and releases by the Company and its competitors, market acceptance of new products and enhanced versions of the Company's products, capital spending patterns by customers, manufacturing inefficiencies associated with new product introductions by the Company, the Company's ability to produce systems and products in volume and meet customer requirements, product returns and customer acceptance of product shipments, volatility in the Company's targeted markets, political and economic instability, natural disasters, regulatory changes, possible disruptions caused by expanding existing facilities or moving into new facilities, expenses associated with acquisitions and alliances, and various competitive factors, including price-based competition, competition from vendors employing other technologies, and the quantity of products sold under volume purchase arrangements, which tend to have lower selling prices. Accordingly, past performance may not be indicative of future performance.

    DEPENDENCE ON TIMING AND SIZE OF SALES ORDERS AND SHIPMENT. The Company derives a substantial portion of its revenues from the sale of a relatively small number of systems which typically range in purchase price from approximately $200,000 to over $1 million per system. As a result, the loss or deferral of a limited number of system sales could have a material and adverse effect on the Company's net sales and operating results in a particular period. All customer purchase orders are subject to cancellation or rescheduling by the customer with limited penalties, and, therefore, backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. From time to time, cancellations and rescheduling of customer orders have occurred, and delays by the Company's suppliers in providing components or subassemblies to the Company have caused delays in the Company's shipments of its own products. There can be no assurance that the Company will not be materially and adversely affected by future cancellations and rescheduling. A substantial portion of net sales typically are realized near the end of each quarter. A delay or reduction in shipments near the end of a particular quarter, due, for example, to unanticipated shipment rescheduling, cancellations or deferrals by customers, customer credit issues, unexpected manufacturing difficulties experienced by the Company, or delays in deliveries by suppliers, could cause net sales in a particular quarter to fall significantly below the Company's expectations. As the Company incurs expenses in anticipation of future sales levels, the Company's results of operations may be adversely affected if such sales levels are not achieved.

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

    DEPENDENCE ON MARKET ACCEPTANCE OF FOX SYSTEM. One element of the Company's business strategy is to capture an increasing share of the test equipment market through sales of its FOX wafer-level burn-in and test system. The FOX system is newly designed to simultaneously burn-in and functionally test all of the die on a wafer. The market for the FOX systems is in the very early stages of development. The FOX-14 full wafer contact burn-in and parallel test system was introduced in July 2001 and the FOX-1 full wafer parallel test system was introduced in June 2005. The Company's strategy depends, in part, upon its ability to persuade potential customers that the FOX system can successfully contact and functionally test all of the die on a wafer simultaneously, and that this method of testing is cost-effective for the customer. There can be no assurance that the Company's strategy will be successful. The failure of the FOX system to achieve market acceptance would have a material and adverse effect on the Company's future operating results and long-term prospects. The Company's stock price may also decline.

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

    DEPENDENCE ON MARKET ACCEPTANCE OF MTX SYSTEM. A principal element of the Company's business strategy is to capture an increasing share of the memory test equipment market through sales of the MTX massively parallel test system. The MTX system is designed to perform both burn-in and many of the final test functions currently performed by high-cost memory testers. The Company's strategy depends, in part, upon its ability to persuade potential customers that the MTX system can successfully perform a significant portion of such final test functions and that transferring such tests to MTX systems will reduce their overall capital and test costs. There can be no assurance that the Company's strategy will be successful. The failure of the MTX system to achieve market acceptance would have a material and adverse effect on the Company's business, financial condition and operating results.

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

    CUSTOMER CONCENTRATION. The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and contract assemblers accounting for a substantial portion of the purchases of semiconductor equipment. Sales to the Company's five largest customers accounted for approximately 73.1%, 70.5% and 73.0% of its net sales in fiscal 2005, 2004 and 2003, respectively. Sales to the Company's five largest customers accounted for approximately 88.1% of its net sales in the three months ended August 31, 2005. During fiscal 2005, Spansion Inc. (formerly FASL LLC.) and Texas Instruments Incorporated accounted for 43.1% and 16.9% of the Company's net sales, respectively. During fiscal 2004, Texas Instruments Incorporated and FASL LLC. accounted for 33.8% and 17.8% of the Company's net sales, respectively. During fiscal 2003, Texas Instruments Incorporated and First International Computer, Inc. accounted for 45.3% and 10.7% of the Company's net sales, respectively. No other customers represented more than 10% of the Company's net sales for any of such periods. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. In addition, sales to particular customers may fluctuate significantly from quarter to quarter. The loss of or reduction or delay in orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect the Company's business, financial condition and operating results.

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

    LENGTHY SALES CYCLE. Sales of the Company's systems depend, in significant part, upon the decision of a prospective customer to increase manufacturing capacity or to restructure current manufacturing facilities, either of which typically involve a significant commitment of capital. In addition, the approval process for MTX and FOX system and DiePak carrier sales may require lengthy qualification and correlation testing. In view of the significant investment or strategic issues that may be involved in a decision to purchase MTX and FOX systems or DiePak carriers, the Company may experience delays following initial qualification of the Company's systems as a result of delays in a customer's approval process. For these reasons, the Company's systems typically have a lengthy sales cycle during which the Company may expend substantial funds and management effort in securing a sale. Lengthy sales cycles subject the Company to a number of significant risks, including inventory obsolescence and fluctuations in operating results, over which the Company has little or no control. The loss of individual orders due to the lengthy sales and evaluation cycle, or delays in the sale of even a limited number of systems could have a material and adverse effect on the Company's business, operating results and financial condition and, in particular, could contribute to significant fluctuations in operating results on a quarterly basis.

    DEPENDENCE ON INTERNATIONAL SALES AND OPERATIONS. Approximately 81.2%, 84.5% and 73.0% of the Company's net sales for fiscal 2005, 2004 and 2003, respectively, were attributable to sales to customers for delivery outside of the United States. Approximately 85.3% of the Company's net sales in the three months ended August 31, 2005 were attributable to sales for customers for delivery outside the United States. The Company operates sales, service and limited manufacturing organizations in Japan and Germany and a sales and support organization in Taiwan. The Company expects that sales of products for delivery outside of the United States will continue to represent a substantial portion of its future revenues. The future performance of the Company will depend, in significant part, upon its ability to continue to compete in foreign markets which in turn will depend, in part, upon a continuation of current trade relations between the United States and foreign countries in which semiconductor manufacturers or assemblers have operations.
A change toward more protectionist trade legislation in either the United States or such foreign countries, such as a change in the current tariff structures, export compliance or other trade policies, could adversely affect the Company's ability to sell its products in foreign markets. In addition, the Company is subject to other risks associated with doing business internationally, including longer receivable collection periods and greater difficulty in accounts receivable collection, the burden of complying with a variety of foreign laws, difficulty in staffing and managing global operations, risks of civil disturbance or other events which may limit or disrupt markets, international exchange restrictions, changing political conditions and monetary policies of foreign governments.

    A substantial portion of the Company's sales has been in Asia. Turmoil in the Asian financial markets has resulted, and may result in the future, in dramatic currency devaluations, stock market declines, restriction of available credit and general financial weakness. In addition, DRAM, and other memory device, prices in Asia have on occasion declined dramatically, and will likely do so again in the future. These developments may affect the Company in several ways. The Company believes that many international semiconductor manufacturers limited their capital spending (including the purchase of MTXs) in fiscal years 2003 and 2002, and that the uncertainty of the memory market may cause some manufacturers in the future to again delay capital spending plans. The economic conditions in Asia may also affect the ability of the Company's customers to meet their payment obligations, resulting in cancellations or deferrals of existing orders and the limitation of additional orders. In addition, Asian governments have subsidized some portion of fabrication construction. Financial turmoil may reduce these governments' willingness to continue such subsidies. Such developments could have a material and adverse effect on the Company's business, financial condition and results of operations.

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

    INTENSE COMPETITION. In each of the markets it serves, the Company faces competition from established competitors and potential new entrants, many of which have greater financial, engineering, manufacturing and marketing resources than the Company. The Company expects its competitors will continue to improve the performance of their current products and to introduce new products with improved price and performance characteristics. In addition, continuing consolidation in the semiconductor equipment industry, and potential future consolidation, could adversely affect the ability of smaller companies, such as the Company, to compete with larger, integrated competitors. New product introductions by the Company's competitors or by new market entrants could cause a decline in sales or loss of market acceptance of the Company's existing products. Increased competitive pressure could also lead to intensified price-based competition, resulting in lower prices which could adversely affect the Company's business, financial condition and operating results. The Company believes that to remain competitive it must invest significant financial resources in new product development and expand its customer service and support worldwide. There can be no assurance that the Company will be able to compete successfully in the future.

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

    The Company's MAX monitored and dynamic burn-in systems have faced and are expected to continue to face, increasingly severe competition, especially from several regional, low cost manufacturers and from systems manufacturers that offer higher power dissipation per device under test.

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

    The Company's test fixture products face numerous competitors. There are limited barriers to entry into the burn-in board ("BIB") market, and as a result, many small companies design and manufacture BIBs, including BIBs for use with the Company's MAX system. The Company's strategy is to provide only certain high performance BIBs, and the Company generally does not compete to supply low cost, low performance BIBs. The Company has a partnership with Pycon, Inc. whereby Pycon, Inc. designs, manufactures and sells the BIBs and the Company provides Pycon, Inc. with system know-how. Both companies jointly market and sell the BIBs and performance test boards ("PTBs"). There can be no assurance that the partnership will be successful. The Company has granted royalty-bearing licenses to several companies to make PTBs for use with the Company's MTX systems, in order to assure customers a second source of supply, and the Company may grant additional licenses as well. Sales of PTBs by licensees result in royalties to the Company but reduce the Company's own sales of PTBs.

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

    CYCLICALITY OF SEMICONDUCTOR INDUSTRY AND CUSTOMER PURCHASES; RISK OF CANCELLATIONS AND RESCHEDULINGS. The Company's operating results depend primarily upon the capital expenditures of semiconductor manufacturers, semiconductor contract assemblers and burn-in and test service companies worldwide, which in turn depend on the current and anticipated market demand for ICs and products utilizing ICs. The semiconductor and semiconductor equipment industries in general, and the market for DRAMs and other memory devices in particular, historically have been highly volatile and have experienced periodic downturns and slowdowns, which have had severe negative effects on the semiconductor industry's demand for semiconductor capital equipment, including test and burn-in systems manufactured and marketed by the Company. These downturns and slowdowns have adversely affected the Company's operating results in the past. In addition, the purchasing patterns of the Company's customers are also highly cyclical because most customers purchase the Company's products for use in new production facilities or for upgrading existing test lines for the introduction of next generation products. Construction of new facilities and upgrades of existing facilities have in some cases been delayed or canceled during the most recent semiconductor industry downturn. A large portion of the Company's net sales are attributable to a few customers and therefore a reduction in purchases by one or more customers could materially and adversely affect the Company's financial results. There can be no assurance that the semiconductor industry will grow in the future at the same rates as it has grown historically. Any downturn or slowdown in the semiconductor industry would have a material and adverse effect on the Company's business, financial condition and operating results. In addition, the need to maintain investment in research and development and to maintain customer service and support will limit the Company's ability to reduce its expenses in response to any such downturn or slowdown period.

    The semiconductor equipment manufacturing industry has historically been subject to a relatively high rate of purchase order cancellation by customers as compared to other high technology industry sectors. Manufacturing companies that are the customers of semiconductor equipment companies frequently revise, postpone and cancel capital facility expansion plans. In such cases, semiconductor equipment companies may experience a significant rate of cancellations and reschedulings of purchase orders. There can be no assurance that the Company will not be materially and adversely affected by future cancellations and reschedulings.

    DEPENDENCE ON SUBCONTRACTORS; SOLE OR LIMITED SOURCES OF SUPPLY. The Company relies on subcontractors to manufacture many of the components or subassemblies used in its products. The Company's MTX, MAX and FOX systems and DiePak carriers contain several components, including environmental chambers, power supplies, wafer and die contactors, signal distribution substrates and certain ICs, which are currently supplied by only one or a limited number of suppliers. The Company's reliance on subcontractors and single source suppliers involves a number of significant risks, including the loss of control over the manufacturing process, the potential absence of adequate capacity and reduced control over delivery schedules, manufacturing yields, quality and costs. In the event that any significant subcontractor or single source supplier was to become unable or unwilling to continue to manufacture subassemblies, components or parts in required volumes, the Company would have to identify and qualify acceptable replacements. The process of qualifying subcontractors and suppliers could be lengthy, and no assurance can be given that any additional sources would be available to the Company on a timely basis. Any delay, interruption or termination of a supplier relationship could have a material and adverse effect on the Company's business, financial condition and operating results.

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

    DEPENDENCE ON KEY PERSONNEL; ABILITY TO ATTRACT AND RETAIN SKILLED PERSONNEL. The Company's success depends to a significant extent upon the continued service of Rhea Posedel, its Chief Executive Officer, as well as other executive officers and key employees. The Company does not maintain key person life insurance for its benefit on any of its personnel, and none of the Company's employees is subject to a non-competition agreement with the Company. The loss of the services of any of its executive officers or a group of key employees could have a material and adverse effect on the Company's business, financial condition and operating results. The Company's future success will depend in significant part upon its ability to attract and retain highly skilled technical, management, sales and marketing personnel. There is a limited number of personnel with the requisite skills to serve in these positions, and it has become increasingly difficult for the Company to hire such personnel. Competition for such personnel in the semiconductor equipment industry is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The Company's inability to attract and retain the executive management and other key personnel it requires will limit its ability to expand its business and would have a material and adverse effect on the Company's business, financial condition and operating results.

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

    Litigation may be necessary to enforce or determine the validity and scope of the Company's proprietary rights, and there can be no assurance that the Company's intellectual property rights, if challenged, will be upheld as valid. Such litigation could result in substantial costs and diversion of resources and could have a material and adverse effect on the Company's business, financial condition and operating results, regardless of the outcome of the litigation. In addition, there can be no assurance that any of the patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. The Company will be able to protect its proprietary rights from unauthorized use by third parties only to the extent that the Company's proprietary technologies are covered by valid and enforceable patents or are effectively maintained trade secrets.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The Company considered the provisions of Financial Reporting Release No. 48 "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity instruments at August 31, 2005.

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


                     PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

    None.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

                                                 Aehr Test Systems
                                                    (Registrant)

Date:     October 14, 2005                   /s/  RHEA J. POSEDEL
                                                  ---------------
                                                  Rhea J. Posedel
                                            Chief Executive Officer and
                                        Chairman of the Board of Directors


Date:     October 14, 2005                   /s/  GARY L. LARSON
                                                  --------------
                                                  Gary L. Larson
                                            Vice President of Finance and
                                               Chief Financial Officer

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