Form 10-K/A
period 2005-05-31
AEHR TEST SYSTEMS
filed 2005-11-18
CIK 1040470

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                  FORM 10-K/A
 (Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                    For the fiscal year ended May 31, 2005
                                      or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Documents Incorporated By Reference

    None

Explanatory Note

    This Form 10-K/A is being filed solely to correct a typographical error in Aehr Test Systems' Annual Report on Form 10-K for the year ended May 31, 2005 filed with the Securities and Exchange Commission on August 26, 2005. Specifically, on the cover page, a date reference to period covered by the report was stated as "May 31, 2004" instead of the correct "May 31, 2005."

    The amendment conforms the Form 10-K as filed to the version that was certified by Aehr Test's Chief Executive Officer and by the Chief Financial Officer. No other changes are being made by means of this filing. Except as discussed in the preceding paragraph, we have not modified or updated disclosures presented in the original annual report on Form 10-K. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of our original Form 10-K on August 26, 2005. References to the Annual Report on
Form 10-K for the year ended May 31, 2005 shall refer to the Annual Report on Form 10-K filed on August 26, 2005 as amended by this amendment on Form 10-K/A.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 17, 2005

                                AEHR TEST SYSTEMS

                                By:             /s/ RHEA J. POSEDEL
                                     ----------------------------------------
                                                  Rhea J. Posedel
                                            CHIEF EXECUTIVE OFFICER AND
                                         CHAIRMAN OF THE BOARD OF DIRECTORS


     Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                          Title                     Date
--------------------------  --------------------------------  -----------------
                             Chief Executive Officer          November 17, 2005
                              and Chairman of the
/s/ RHEA J. POSEDEL           Board of Directors
--------------------------    (Principal Executive Officer)
    Rhea J. Posedel
                             Vice President of Finance        November 17, 2005
                              and Chief Financial Officer
/s/ GARY L. LARSON            (Principal Financial and
--------------------------     Accounting Officer)
    Gary L. Larson


/s/ GARY L. LARSON           Director                         November 17, 2005
    ATTORNEY-IN-FACT
--------------------------
    Robert R. Anderson


/s/ GARY L. LARSON           Director                         November 17, 2005
    ATTORNEY-IN-FACT
--------------------------
    William W. R. Elder


/s/ GARY L. LARSON           Director                         November 17, 2005
    ATTORNEY-IN-FACT
--------------------------
    Mukesh Patel


/s/ GARY L. LARSON           Director                         November 17, 2005
    ATTORNEY-IN-FACT
--------------------------
    Mario M. Rosati