Form 10-Q
period 2005-11-30
AEHR TEST SYSTEMS
filed 2006-01-17
CIK 1040470

                                    FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 2005.

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

     Number of shares of Common Stock, $0.01 par value, outstanding at December 31, 2005 was 7,507,134.

                                      FORM 10-Q

                       FOR THE QUARTER ENDED NOVEMBER 30, 2005

                                       INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
               November 30, 2005 and May 31, 2005 . . . . . . . . . . .   4

          Condensed Consolidated Statements of Operations for the three
               months and six months ended November 30, 2005 and 2004 .   5

          Condensed Consolidated Statements of Cash Flows for the
               six months ended November 30, 2005 and 2004. . . . . . .   6

          Notes to Condensed Consolidated Financial Statements. . . . .   7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations. . . . . . . . . . . . . . . .  12

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risks. .  18

ITEM 4.  Controls and Procedures. . . . . . . . . . . . . . . . . . . .  19


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . .  20

ITEM 1A. Risk Factors  . . . . . . . . . . . . . . . .  . . . . . . . .  20

ITEM 2.  Unregistered Sales of Equity Securities and Use of
         Proceeds  . . . . . . . . . . . . . . .  . . . . . . . . . . .  23

ITEM 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . .  23

ITEM 4.  Submission of Matters to a Vote of Security Holders  . . . . .  23

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

                            PART I.  FINANCIAL STATEMENTS

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  AEHR TEST SYSTEMS
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except per share data)

                                                 November 30,     May 31,
                                                     2005          2005
                                                  (Unaudited)
                                                 -----------  -----------
                        ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . .    $ 5,807      $ 4,952
  Short-term investments. . . . . . . . . . . . .      1,003        3,813
  Accounts receivable, net of allowances for
    doubtful accounts of $144 and $80 at
    November 30, 2005 and May 31, 2005,
    respectively  . . . . . . . . . . . . . . . .      4,113        2,537
  Inventories . . . . . . . . . . . . . . . . . .      8,609        7,140
  Prepaid expenses and other. . . . . . . . . . .        388          585
                                                 -----------  -----------
    Total current assets  . . . . . . . . . . . .     19,920       19,027

Property and equipment, net . . . . . . . . . . .      1,328        1,232
Long-term investments . . . . . . . . . . . . . .         --          409
Goodwill. . . . . . . . . . . . . . . . . . . . .        274          274
Other assets, net . . . . . . . . . . . . . . . .        520          527
                                                 -----------  -----------
    Total assets  . . . . . . . . . . . . . . . .    $22,042      $21,469
                                                 ===========  ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . .    $ 1,147      $ 1,050
  Accrued expenses. . . . . . . . . . . . . . . .      1,931        1,943
  Deferred revenue. . . . . . . . . . . . . . . .      1,255          692
                                                 -----------  -----------
    Total current liabilities . . . . . . . . . .      4,333        3,685

Accrued lease commitment. . . . . . . . . . . . .        327          332
                                                 -----------  -----------
    Total liabilities . . . . . . . . . . . . . .      4,660        4,017
                                                 -----------  -----------
Shareholders' equity:
  Common stock, $.01 par value:
    Issued and outstanding: 7,507 shares and
    7,482 shares at November 30, 2005 and
    May 31, 2005, respectively. . . . . . . . . .         75           75
  Additional paid-in capital. . . . . . . . . . .     37,636       37,568
  Accumulated other comprehensive income. . . . .      1,190        1,250
  Accumulated deficit . . . . . . . . . . . . . .    (21,519)     (21,441)
                                                 -----------  -----------
    Total shareholders' equity  . . . . . . . . .     17,382       17,452
                                                 -----------  -----------
    Total liabilities and shareholders' equity. .    $22,042      $21,469
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

                                        AEHR TEST SYSTEMS
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (in thousands, except per share data)
                                           (Unaudited)


                                                 Three Months Ended        Six Months Ended
                                                     November 30              November 30
                                               ---------------------     --------------------
                                                  2005         2004         2005        2004
                                               ---------   ---------     ---------   --------
Net sales. . . . . . . . . . . . . . . . . . .    $5,817      $4,790      $10,463     $10,726
Cost of sales. . . . . . . . . . . . . . . . .     3,112       3,302        5,570       8,171
                                               ---------   ---------     --------    --------
Gross profit . . . . . . . . . . . . . . . . .     2,705       1,488        4,893       2,555
                                               ---------   ---------     --------    --------
Operating expenses:
  Selling, general and administrative. . . . .     1,542       1,115        2,994       2,547
  Research and development . . . . . . . . . .     1,006         992        2,040       2,017
                                               ---------   ---------     --------    --------
      Total operating expenses . . . . . . . .     2,548       2,107        5,034       4,564
                                               ---------   ---------     --------    --------
Income (loss) from operations . .  . . . . . .       157       ( 619)        (141)     (2,009)

Interest income  . . . . . . . . . . . . . . .        36          32           80          56
Other income, net . . . .  . . . . . . . . . .        12         172           14         196
                                               ---------   ---------     --------    --------
Income (loss) before income taxes . .  . . . .       205        (415)         (47)     (1,757)

Income tax expense . . . . . . . . . . . . . .        39         184           31         166
                                               ---------   ---------     --------    --------
Net income (loss) . .. . . . . . . . . . . . .    $  166     $  (599)      $  (78)    $(1,923)
                                               =========   =========     ========    ========

Net income (loss) per share (basic) . .  . . .    $ 0.02     $ (0.08)     $ (0.01)    $ (0.26)
Net income (loss) per share (diluted) . .  . .    $ 0.02     $ (0.08)     $ (0.01)    $ (0.26)

Shares used in per share calculation:
  Basic. . . . . . . . . . . . . . . . . . . .     7,496       7,412        7,489       7,402
  Diluted. . . . . . . . . . . . . . . . . . .     7,514       7,412        7,489       7,402


                       The accompanying notes are an integral part of these
                           condensed consolidated financial statements.
						5

                                   AEHR TEST SYSTEMS
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (in thousands)
                                      (Unaudited)

                                                      Six Months Ended
                                                        November 30,
                                                   ----------------------
                                                       2005        2004
                                                   ----------  ----------
Cash flows from operating activities:
  Net loss......................................      $   (78)    $(1,923)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Provision for doubtful accounts.............           66         (14)
    Depreciation and amortization...............          210         161
    Loss on disposal of property and equipment..           45          --
    Changes in operating assets and liabilities:
      Accounts receivable.......................       (1,394)      1,390
      Inventories...............................       (1,726)        964
      Accounts payable..........................          180      (1,291)
      Accrued expenses and deferred revenue.....          610        ( 29)
      Accrued lease commitment .................           (5)          8
      Other current assets......................          190          59
                                                   ----------  ----------
        Net cash used in
          operating activities..................       (1,902)       (675)
                                                   ----------  ----------
Cash flows from investing activities:

    Purchase of investments.....................       (4,790)     (9,386)
    Net proceeds from sales and
      maturity of investments...................        8,013      10,736
    Purchase of property and equipment .........         (136)       (142)
                                                   ----------  ----------
        Net cash provided by
          investing activities..................        3,087       1,208
                                                   ----------  ----------
Cash flows from financing activities:
    Proceeds from issuance of common stock
      and exercise of stock options.............           68          85
                                                   ----------  ----------
        Net cash provided by
          financing activities..................           68          85
                                                   ----------  ----------

Effect of exchange rates on cash................         (398)         79
                                                   ----------  ----------
        Net increase in cash and
          cash equivalents......................          855         697

Cash and cash equivalents, beginning of period..        4,952       4,041
                                                   ----------  ----------
Cash and cash equivalents, end of period........      $ 5,807     $ 4,738
                                                   ==========  ==========

Supplementary disclosure of non-cash item:
Transfer of inventory to rental equipment.......       $  231          --
                                                   ==========   =========



                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                               AEHR TEST SYSTEMS
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED NOVEMBER 30, 2005
                                  (UNAUDITED)


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

        In the opinion of management, the unaudited condensed consolidated financial statements for the interim periods presented reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the condensed consolidated financial position and results of operations as of and for such periods indicated. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2005. Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

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

        REVISION IN CLASSIFICATION OF CERTAIN SECURITIES. During the third quarter of fiscal 2005, the Company concluded that it was appropriate to classify auction rate securities as short-term investments. Previously, such investments had been classified as cash and cash equivalents. The Company has made corresponding revisions to the accompanying statements of cash flows to reflect the purchases and proceeds from sales of the auction rate securities as investing activities. These revisions resulted in a net increase in cash provided by investing activities of $4.2 million in the six months ended November 30, 2004. These revisions had no impact on previously reported results of operations, operating cash flows or working capital of the Company.


2.  STOCK-BASED COMPENSATION

    The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's shares and the exercise price of the option. Stock-based compensation for consultants or other third parties are accounted for in accordance with SFAS 123 and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

    For purposes of pro forma disclosures, the estimated fair value of the stock options and grants under the Company's Employee Stock Purchase Plan are amortized to expense over the vesting period. The Company's pro forma information follows (in thousands, except per share amounts):

                                                Three Months Ended       Six Months Ended
                                                   November 30,             November 30,
                                              ---------   ---------    ---------  ---------
                                                 2005        2004         2005       2004
                                              ---------   ---------    ---------  ---------
                                                                 (unaudited)
Net income (loss), as reported:.............     $  166     $  (599)     $  (78)   $(1,923)

Deduct: Total stock-based employee
        compensation expense determined
        under fair value based method
        for all awards, net of related
        tax effects.........................       (189)       (197)        (382)      (398)
                                              ---------   ---------    ---------  ---------
Pro forma net loss..........................     $  (23)     $ (796)     $  (460)   $(2,321)
                                              =========   =========    =========  =========
Net income (loss) per share:

Basic, as reported..........................     $ 0.02     $ (0.08)     $ (0.01)   $ (0.26)
                                              =========   =========    =========  =========
Basic, pro forma............................     $ 0.00     $ (0.11)     $ (0.06)   $ (0.31)
                                              =========   =========    =========  =========
Diluted, as reported........................     $ 0.02     $ (0.08)     $ (0.01)   $ (0.26)
                                              =========   =========    =========  =========
Diluted, pro forma..........................     $ 0.00     $ (0.11)     $ (0.06)   $ (0.31)
                                              =========   =========    =========  =========

    The above pro forma effects on net income (loss) may not be representative of the effects on net income (loss) for future years as option grants typically vest over several years and additional options are generally granted each year.

    The fair value of each option and stock purchase plan grant has been estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

                                          Three Months Ended       Six Months Ended
                                             November 30,             November 30,
                                        ---------   ---------    ---------  ---------
                                           2005        2004         2005       2004
                                        ---------   ---------    ---------  ---------
Risk-free Interest Rate ..............    4.26%       3.41%        4.11%      3.56%
Expected Life.........................   5 years     5 years      5 years    5 years
Volatility............................      79%         83%          79%        83%
Dividend Yield........................     --          --           --         --

    Statement of Financial Accounting Standards ("SFAS") No. 123R is now effective for public companies for annual reporting periods beginning after June 15, 2005 (the first quarter of fiscal 2007 for the Company). The impact of SFAS 123R on the Company in fiscal 2007 and beyond will depend upon various factors, among them being the Company's future compensation strategy. The pro forma compensation costs presented in the table above and in prior filings for the Company have been calculated using the Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. As of the date of this filing, no decisions have been made as to the selection of an option pricing model and a transition method for adoption. The Company expects that the adoption of SFAS 123R will have an adverse impact on the Company's consolidated statements of operations.

3.  EARNINGS PER SHARE

        EARNINGS PER SHARE. Earnings per share is computed based on the weighted average number of common and common equivalent shares (common stock options) outstanding, when dilutive, during each period using the treasury stock method.

                                                Three Months Ended       Six Months Ended
                                                   November 30,             November 30,
                                              ---------   ---------    ---------  ---------
                                                 2005        2004         2005       2004
                                              ---------   ---------    ---------  ---------
                                                 (in thousands, except per share amounts)
                                                                 (unaudited)
Net income (loss) available to common
shareholders:

Numerator: Net income (loss)................     $  166    $  (599)      $  (78)   $(1,923)
                                              ---------   ---------    ---------  ---------
Denominator for basic net income (loss) per
share:
  Weighted-average shares outstanding ......      7,496       7,412        7,489      7,402
                                              ---------   ---------    ---------  ---------
Shares used in basic per share calculation..      7,496       7,412        7,489      7,402

Effect of dilutive securities:
    Employee stock options..................         18         --           --         --
                                              ---------   ---------    ---------  ---------
Denominator for diluted net income (loss)
    per share...............................      7,514       7,412        7,489      7,402
                                              ---------   ---------    ---------  ---------

Basic net income (loss) per share...........     $ 0.02     $ (0.08)     $ (0.01)   $ (0.26)
                                              =========   =========    =========  =========
Diluted net income (loss) per share.........     $ 0.02     $ (0.08)     $ (0.01)   $ (0.26)
                                              =========   =========    =========  =========

    Stock options to purchase 1,392,888 and 1,286,985 shares of common stock were outstanding on November 30, 2005 and 2004, respectively, but were not included in the computation of diluted loss per share because the inclusion of such shares would be anti-dilutive.


4.  INVENTORIES

Inventories are comprised of the following (in thousands):

                                     November 30,    May 31,
                                         2005         2005
                                     -----------  -----------
                                     (unaudited)
Raw materials and sub-assemblies          $2,789       $2,939
Work in process                            3,153        3,694
Finished goods                             2,667          507
                                     -----------  -----------
                                          $8,609       $7,140
                                     ===========  ===========



5.  SEGMENT INFORMATION

    The Company operates in one reportable segment; the design, manufacture and marketing of advanced test and burn-in products to the semiconductor manufacturing industry.

    The following presents information about the Company's operations in different geographic areas (in thousands):

                                            United                        Adjust-
                                            States     Asia     Europe     ments     Total
                                           --------- --------- --------- --------- ---------
Three months ended November 30, 2005:
  Net sales......................            $ 5,766    $  557    $  384   $  (890)  $ 5,817
  Portion of U.S. net sales
    from export sales............              4,662        --        --        --     4,662
  Income (loss) from operations..                185       (82)       86       (32)      157
  Identifiable assets............             30,301     1,907       903   (11,069)   22,042
  Property and equipment, net....              1,137       157        34        --     1,328

Six months ended November 30, 2005:
  Net sales......................            $ 9,727    $1,140    $  579   $  (983)  $10,463
  Portion of U.S. net sales
    from export sales............              7,940        --        --        --     7,940
  Income(loss) from operations...               (102)      (85)       43         3      (141)
  Identifiable assets............             30,301     1,907       903   (11,069)   22,042
  Property and equipment, net....              1,137       157        34        --     1,328

Three months ended November 30, 2004:
  Net sales......................            $ 3,586    $  236    $1,213   $  (245)  $ 4,790
  Portion of U.S. net sales
    from export sales............              3,001        --        --        --     3,001
  Income (loss) from operations..               (949)     (105)      380        55    (  619)
  Identifiable assets............             31,632     1,337     1,272   (10,419)   23,822
  Long-lived assets..............                975       301        12        --     1,288

Six months ended November 30, 2004:
  Net sales......................            $ 9,497    $  474    $1,400   $  (645)  $10,726
  Portion of U.S. net sales
    from export sales............              8,404        --        --        --     8,404
  Income (loss) from operations..             (2,129)     (238)      334        24    (2,009)
  Identifiable assets............             31,632     1,337     1,272   (10,419)   23,822
  Long-lived assets..............                975       301        12        --     1,288

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

    Following is a summary of changes in the Company's liability for product warranties during the three months and six months ended November 30, 2005 and 2004:

                                                Three Months Ended       Six Months Ended
                                                   November 30,             November 30,
                                              ---------   ---------    ---------  ---------
                                                 2005        2004         2005       2004
                                              ---------   ---------    ---------  ---------
                                                            (in thousands, unaudited)

Balance at the beginning of the period . . .      $142        $138         $213       $146

Accruals for warranties issued
  during the period  . . . . . . . . . . . .        13          21           54         86
Reversals of warranties issued
  during the period  . . . . . . . . . . . .        --          --          (52)        --
Settlement made during the period
  (in cash or in kind) . . . . . . . . . . .       (36)        (56)         (96)      (129)
                                              ---------   ---------    ---------  ---------
Balance at the end of the period . . . . . .      $119        $103         $119       $103
                                     =======   =======   =======  =======

						10

7.  OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss), net of tax are comprised of the following :

                                                 Three Months Ended        Six Months Ended
                                                     November 30              November 30
                                               ---------------------     --------------------
                                                  2005         2004         2005        2004
                                               ---------   ---------     ---------   --------
                                                            (in thousands, unaudited)

Net income (loss) . . . . . .. . . . . . . . .     $ 166      $(599)     $   (78)    $(1,923)
Foreign currency translation
  adjustments expense. . . . . . . . . . . . .       (65)       (41)         (64)        (60)
Unrealized holding gains (losses) arising
  during period. . . . . . . . . . . . . . . .        --        (12)           4          (6)
                                               ---------   ---------     --------    --------
Comprehensive income (loss) .. . . . . . . . .     $ 101      $(652)     $  (138)    $(1,989)
                                               =========   =========     ========    ========



8.  RECENT ACCOUNTING PRONOUNCEMENTS

    In November 2004, the Financial Accounting Standards Board ("FASB")issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs
- an Amendment of ARB No. 43, Chapter 4". This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) to require them to be recognized as current-period charges and to require the allocation of fixed production overhead to inventory based on the normal capacity of a production facility. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted. The adoption of this statement is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

    In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which is a revision SFAS 123 and supersedes APB
25. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant-date fair values. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission delayed the effective date of SFAS 123R, which is now effective for the annual reporting period that begins after June 15, 2005. The Company will adopt SFAS 123R beginning in the Company's first quarter of fiscal 2007. We are currently evaluating the impact of adopting this statement on our financial position and results of operations. The impact on our financial statements will be dependent on the transition method, the option pricing model used to compute fair value and the inputs to that model such as volatility and expected life. The pro forma disclosures of the impact of SFAS 123 provided earlier in Note 2 may not be representative of the impact of adopting this statement. The Company expects that the adoption of SFAS 123R will have an adverse impact on the Company's consolidated statements of operations.

    On March 29, 2005, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment" to express the views of the staff regarding the interaction between SFAS no. 123R and certain SEC rules and regulations and to provide the staff's views regarding the valuation of share-based payment arrangements for public companies. The Company is currently in the process of implementing SFAS No. 123R, effective as of June 1, 2007, and will take into consideration the additional guidance provided by SAB No. 107 in connection with the implementation of SFAS 123R.

    In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29." This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted. The adoption of this standard is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

    In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP FAS 109-2"). The American Jobs Creation Act ("Act") introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. and cannot reasonably estimate the income tax effect of the Foreign Earnings Repatriation Provision. The Company has yet to complete its evaluation of the Foreign Earnings Repatriation Provision within the Act. The Company plans to complete its evaluation in the second half of fiscal 2006.

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

CRITICAL ACCOUNTING POLICIES

    The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, long-term service contracts, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of the critical accounting policies, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2005.

RESULTS OF OPERATIONS

    The following table sets forth items in the Company's condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

                                                  Three Months Ended        Six Months Ended
                                                     November 30,             November 30,
                                               ----------------------    --------------------
                                                  2005        2004         2005         2004
                                               ----------  ----------    ---------   ----------
Net sales. . . . . . . . . . . . . . . . . . .      100.0 %     100.0 %      100.0 %    100.0 %
Cost of sales. . . . . . . . . . . . . . . . .       53.5        68.9         53.2       76.2
                                               ----------  ----------    ---------   --------
Gross profit . . . . . . . . . . . . . . . . .       46.5        31.1         46.8       23.8
                                               ----------  ----------    ---------   --------
Operating expenses:
  Selling, general and administrative. . . . .       26.5        23.3         28.6       23.7
  Research and development . . . . . . . . . .       17.3        20.7         19.5       18.8
                                               ----------  ----------    ---------   --------
      Total operating expenses . . . . . . . .       43.8        44.0         48.1       42.5
                                               ----------  ----------    ---------   --------
Income (loss) from operations . .. . . . . . .        2.7       (12.9)        (1.3)     (18.7)

Interest income  . . . . . . . . . . . . . . .        0.7         0.6          0.8        0.5
Other income, net . . . . .  . . . . . . . . .        0.2         3.6          0.1        1.8
                                               ----------  ----------    ---------   --------
Income (loss) before income taxes . .. . . . .        3.6        (8.7)        (0.4)     (16.4)

Income tax expense . . . . . . . . . . . . . .        0.7         3.8          0.3        1.5
                                               ----------  ----------    ---------   --------
Net income (loss) .    . . . . . . . . . . . .        2.9 %     (12.5)%       (0.7)%    (17.9)%
                                               ==========  ==========    =========   ========

THREE MONTHS ENDED NOVEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2004

    NET SALES. Net sales increased to $5.8 million in the three months ended November 30, 2005 from $4.8 million in the three months ended November 30,

2004, an increase of 21.4%. The increase in net sales in the three months ended November 30, 2005 resulted primarily from an increase in net sales of the Company's dynamic burn-in products, partially offset by a decrease in sales of the Company's MTX products. Net sales of the Company's dynamic burn-in products for the three months ended November 30, 2005 were $5.4 million, and increased approximately $2.4 million from the three months ended November 30, 2004. Net sales of the Company's MTX products for the three months ended November 30, 2005 were $140,000, and decreased approximately $1.6 million from the three months ended November 30, 2004. The Company anticipates that net sales in the third quarter of fiscal 2006 will increase when compared with those of the second quarter of fiscal 2006.

    GROSS PROFIT.  Gross profit consists of net sales less cost of sales.
Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit increased to $2.7 million in the three months ended November 30, 2005 from $1.5 million in the three months ended November 30, 2004, an increase of 81.8%. Gross profit margin increased to 46.5% in the three months ended November 30, 2005 from 31.1% in the three months ended November 30, 2004. The increase in gross profit margin from last year was related to manufacturing efficiencies resulting from increased production levels. Beginning in January 2004, the Company received turnkey MTX system orders from a single customer, which included certain very low margin products not typically sold directly by the Company which are used in conjunction with the Company's systems. At the customer's request, these products were included as part of the order. These products were priced at or near the Company's cost and are referred to here as "MTX pass-through" products. There was a reduction in net sales of MTX pass-through products of $576,000 from the second quarter of fiscal 2005 to the second quarter of fiscal 2006. Since the Company does not typically accept orders for pass-through products, it has requested that, going forward, the customer purchases these pass-through products directly through the vendors that currently manufacture such products. The customer has already ordered some of these products directly from the vendors. The customer has not advised the Company of its intent to purchase any additional pass-through products from the Company.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related costs of employees, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses increased to $1.5 million in the three months ended November 30, 2005 from $1.1 million in the three months ended November 30, 2004, an increase of 38.3%. The increase in SG&A expenses was primarily due to an increase in commission expenses of approximately $222,000 and an increase in the provision for bad debt of approximately $78,000. As a percentage of net sales, SG&A expenses increased to 26.5% in the three months ended November 30, 2005 from 23.3% in the three months ended November 30, 2004, reflecting the increased expense levels, partially offset by higher net sales.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses increased to $1.0 million in the three months ended November 30, 2005 from $992,000 in the three months ended November 30, 2004, an increase of 1.4%. As a percentage of net sales, R&D expenses decreased to 17.3% in the three months ended November 30, 2005 from 20.7% in the three months ended November 30, 2004, reflecting higher net sales.

    INTEREST INCOME. Interest income increased to $36,000 in the three months ended November 30, 2005 from $32,000 in the three months ended November 30, 2004.

    OTHER INCOME (EXPENSE), NET. Other income, net decreased to $12,000 in the three months ended November 30, 2005 from $172,000 in the three months ended November 30, 2004. The decrease in other income, net was primarily due to a decrease in foreign currency exchange gains recorded by the Company and its subsidiaries in the three months ended November 30, 2005, when compared with such gains in the three months ended November 30, 2004.

    INCOME TAX EXPENSE. Income tax expense decreased to $39,000 in the three months ended November 30, 2005, from $184,000 in the three months ended November 30, 2004. The income tax expense in the three months ended November 30, 2005 and in the three months ended November 30, 2004 related primarily to the tax expense recorded as a result of income earned in the Company's German subsidiary. The Company's U.S. operations and its Japanese subsidiary have experienced significant cumulative losses and thus generated certain net operating losses available to offset future taxes payable in the U.S. and Japan. As a result of the cumulative operating losses in the Company's U.S. operations and its Japanese subsidiary, a valuation allowance was established for the full amount of its net deferred tax assets for both its U.S. operations and its Japanese subsidiary.

SIX MONTHS ENDED NOVEMBER 30, 2005 COMPARED TO SIX MONTHS ENDED NOVEMBER 30,
2004

    NET SALES. Net sales decreased to $10.5 million in the six months ended November 30, 2005 from $10.7 million in the six months ended November 30, 2004, a decrease of 2.5%. The decrease in net sales in the six months ended November 30, 2005 resulted primarily from decreases in net sales of the Company's MTX products, partially offset by an increase in net sales of the Company's dynamic burn-in products. Net sales of the Company's MTX products for the six months ended November 30, 2005 were $2.3 million, and decreased approximately $3.5 million from the six months ended November 30, 2004. Net sales of the Company's dynamic burn-in products for the six months ended November 30, 2005 were $7.9 million, and increased approximately $3.2 million from the six months ended November 30, 2004.

    GROSS PROFIT. Gross profit increased to $4.9 million in the six months ended November 30, 2005 from $2.6 million in the six months ended November 30, 2004, an increase of 91.5%. Gross profit margin increased to 46.8% in the six months ended November 30, 2005 from 23.8% in the six months ended November 30, 2004. The increase in gross profit margin was related to manufacturing efficiencies resulting from increased production levels. Additionally, the six months ended November 30, 2004 included nearly $2.8 million in MTX pass-through products that had little or no margin.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased to $3.0 million in the six months ended November 30, 2005 from $2.5 million in the six months ended November 30, 2004, an increase of 17.6%. The increase in SG&A expenses was primarily due to an increase in commission expenses of approximately $248,000 and an increase in the provision for bad debt of approximately $90,000. As a percentage of net sales, SG&A expenses increased to 28.6% in the six months ended November 30, 2005 from 23.7% in the six months ended November 30, 2004, reflecting higher commission and bad debt expenses.

    RESEARCH AND DEVELOPMENT. R&D expenses were unchanged at $2.0 million in both the six months ended November 30, 2005 and the six months ended November 30, 2004. As a percentage of net sales, R&D expenses increased to 19.5% in the six months ended November 30, 2005 from 18.8% in the six months ended November 30, 2004, reflecting somewhat lower net sales.

    INTEREST INCOME. Interest income increased to $80,000 in the six months ended November 30, 2005 from $56,000 in the six months ended November 30, 2004, a increase of 46.4%. The increase was primarily the result of higher interest rates earned on invested amounts.

    OTHER INCOME (EXPENSE), NET. Other income, net decreased to $14,000 in the six months ended November 30, 2005 from $196,000 in the six months ended November 30, 2004. The decrease in other income, net was primarily due to a decrease in foreign currency exchange gains recorded by the Company and its subsidiaries in the three months ended November 30, 2005, when compared with such gains in the three months ended November 30, 2004.

    INCOME TAX EXPENSE. Income tax expense decreased to $31,000 in the six months ended November 30, 2005, from $166,000 in the six months ended November 30, 2004. The income tax expense in the six months ended November 30, 2005 and in the six months ended November 30, 2004 related primarily to the tax expense recorded as a result of income earned in the Company's German subsidiary. The Company's U.S. operations and its Japanese subsidiary have experienced significant cumulative losses and thus generated certain net operating losses available to offset future taxes payable in the U.S. and Japan. As a result of the cumulative operating losses in the Company's U.S. operations and its Japanese subsidiary, a valuation allowance was established for the full amount of its net deferred tax assets for both its U.S. operations and its Japanese subsidiary.


LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was $1.9 million for the six months ended November 30, 2005 and approximately $675,000 for the six months ended November 30, 2004. For the six months ended November 30, 2005, net cash used in operating activities was due primarily to increased inventory balances ($1.7 million) and accounts receivable balances ($1.4 million), offset partially by increased accrued expenses and deferred revenue balances ($610,000) and accounts payable balances ($180,000). The balance increases in the six months ended November 30, 2005 were primarily related to higher production and shipment levels.

    Net cash provided by investing activities was approximately $3.1 million for the six months ended November 30, 2005 and approximately $1.2 million for the six months ended November 30, 2004. The net cash provided by investing activities during the six months ended November 30, 2005 and November 30, 2004 was primarily due to the net proceeds from sales and maturities of investments partially offset by the purchase of investments.

Financing activities provided cash of approximately $68,000 in the six months ended November 30, 2005 and $85,000 in the six months ended November 30, 2004. Net cash provided by financing activities during the six months ended November 30, 2005 and 2004 was due to proceeds from issuance of common stock and exercise of stock options.

    As of November 30, 2005, the Company had working capital of $15.6 million. Working capital consists of cash and cash equivalents, short-term investments, accounts receivable, inventory and other current assets, less current liabilities.

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


RECENT ACCOUNTING PRONOUNCEMENTS

    In November 2004, the Financial Accounting Standards Board ("FASB")issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs
- an Amendment of ARB No. 43, Chapter 4". This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) to require them to be recognized as current-period charges and to require the allocation of fixed production overhead to inventory based on the normal capacity of a production facility. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted. The adoption of this statement is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

    In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which is a revision SFAS 123 and supersedes APB
25. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant-date fair values. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission delayed the effective date of SFAS 123R, which is now effective for the annual reporting period that begins after June 15, 2005. The Company will adopt SFAS 123R beginning in the Company's first quarter of fiscal 2007. We are currently evaluating the impact of adopting this statement on our financial position and results of operations. The impact on our financial statements will be dependent on the transition method, the option pricing model used to compute fair value and the inputs to that model such as volatility and expected life. The pro forma disclosures of the impact of SFAS 123 provided earlier in Note 2 may not be representative of the impact of adopting this statement. The Company expects that the adoption of SFAS 123R will have an adverse impact on the Company's consolidated statements of operations.

    On March 29, 2005, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment" to express the views of the staff regarding the interaction between SFAS no. 123R and certain SEC rules and regulations and to provide the staff's views regarding the valuation of share-based payment arrangements for public companies. The Company is currently in the process of implementing SFAS No. 123R, effective as of June 1, 2007, and will take into consideration the additional guidance provided by SAB No. 107 in connection with the implementation of SFAS 123R.

    In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29." This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted. The adoption of this standard is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

    In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP FAS 109-2"). The American Jobs Creation Act ("Act") introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. and cannot reasonably estimate the income tax effect of the Foreign Earnings Repatriation Provision. The Company has yet to complete its evaluation of the Foreign Earnings Repatriation Provision within the Act. The Company plans to complete its evaluation in the second half of fiscal 2006.

    In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS No. 154), a replacement of APB Opinion No. 20, Accounting Changes (APB 20), and FASB SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements (SFAS No. 3). SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle.
SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections or errors made occurring in fiscal years beginning after June 1, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement. The Company does not believe the adoption of SFAS No. 154 will have a material impact on its financial statements



Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The Company considered the provisions of Financial Reporting Release No. 48, "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity instruments at November 30, 2005.

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

                     PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

    None.

Item 1A. RISK FACTORS

    Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the Securities and Exchange Commission, including without limitation our most recently filed Form 10-K as amended, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements in this Quarterly Report on Form 10-Q. We believe that these risks and uncertainties are the principal material risks facing the Company as of the date of this Form 10-Q. In the future, we may become subject to additional risks that are not currently known to us. If any of these risks actually occur, our business, financial condition and operating results could be seriously harmed. As a result, the trading price of our common stock could decline, and you could lose all or part of the value of your investment.

     CUSTOMER CONCENTRATION. The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and contract assemblers accounting for a substantial portion of the purchases of semiconductor equipment. Sales to the Company's five largest customers accounted for approximately 73.1%, 70.5% and 73.0% of its net sales in fiscal 2005, 2004 and 2003, respectively. Sales to the Company's five largest customers accounted for approximately 84.3% of its net sales in the six months ended November 30, 2005. During fiscal 2005, Spansion Inc. (formerly FASL LLC.) and Texas Instruments Incorporated accounted for 43.1% and 16.9% of the Company's net sales, respectively. During fiscal 2004, Texas Instruments Incorporated and FASL LLC. accounted for 33.8% and 17.8% of the Company's net sales, respectively. During fiscal 2003, Texas Instruments Incorporated and First International Computer, Inc. accounted for 45.3% and 10.7% of the Company's net sales, respectively. No other customers represented more than 10% of the Company's net sales for any of such periods. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. In addition, sales to particular customers may fluctuate significantly from quarter to quarter. The loss of or reduction or delay in an order or orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect the Company's business, financial condition and operating results.

    DEPENDENCE ON INTERNATIONAL SALES AND OPERATIONS. Approximately 81.2%, 84.5% and 73.0% of the Company's net sales for fiscal 2005, 2004 and 2003, respectively, were attributable to sales to customers for delivery outside of the United States. Approximately 88.2% of the Company's net sales in the six months ended November 30, 2005 were attributable to sales for customers for delivery outside the United States. The Company operates sales, service and limited manufacturing organizations in Japan and Germany and a sales and support organization in Taiwan. The Company expects that sales of products for delivery outside of the United States will continue to represent a substantial portion of its future revenues. The future performance of the Company will depend, in significant part, upon its ability to continue to compete in foreign markets which in turn will depend, in part, upon a continuation of current trade relations between the United States and foreign countries in which semiconductor manufacturers or assemblers have operations. A change toward more protectionist trade legislation in either the United States or such foreign countries, such as a change in the current tariff structures, export compliance or other trade policies, could adversely affect the Company's ability to sell its products in foreign markets. In addition, the Company is subject to other risks associated with doing business internationally, including longer receivable collection periods and greater difficulty in accounts receivable collection, the burden of complying with a variety of foreign laws, difficulty in staffing and managing global operations, risks of civil disturbance or other events which may limit or disrupt markets, international exchange restrictions, changing political conditions and monetary policies of foreign governments.

    A substantial portion of the Company's sales has been in Asia. Turmoil in the Asian financial markets has resulted, and may result in the future, in dramatic currency devaluations, stock market declines, restriction of available credit and general financial weakness. In addition, DRAM, flash and other memory device prices in Asia have on occasion declined dramatically, and will likely do so again in the future. These developments may affect the Company in several ways. The Company believes that many international semiconductor manufacturers limited their capital spending (including the purchase of MTXs) in fiscal years 2003 and 2002, and that the uncertainty of the memory market may cause some manufacturers in the future to again delay capital spending plans. The economic conditions in Asia may also affect the ability of the Company's customers to meet their payment obligations, resulting in cancellations or deferrals of existing orders and the limitation of additional orders. In addition, Asian governments have subsidized some portion of fabrication construction. Financial turmoil may reduce these governments' willingness to continue such subsidies. Such developments could have a material and adverse effect on the Company's business, financial condition and results of operations.

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

    DEPENDENCE ON SUBCONTRACTORS; SOLE OR LIMITED SOURCES OF SUPPLY. The Company relies on subcontractors to manufacture many of the components or subassemblies used in its products. The Company's MTX, MAX, and FOX systems and DiePak carriers contain several components, including environmental chambers, power supplies, wafer and die contactors, signal distribution substrates and certain ICs, which are currently supplied by only one or a limited number of suppliers. The Company's reliance on subcontractors and single source suppliers involves a number of significant risks, including the loss of control over the manufacturing process, the potential absence of adequate capacity and reduced control over delivery schedules, manufacturing yields, quality and costs. In the event that any significant subcontractor or single source supplier was to become unable or unwilling to continue to manufacture subassemblies, components or parts in required volumes, the Company would have to identify and qualify acceptable replacements. The process of qualifying subcontractors and suppliers could be lengthy, and no assurance can be given that any additional sources would be available to the Company on a timely basis. Any delay, interruption or termination of a supplier relationship could have a material and adverse effect on the Company's business, financial condition and operating results.



Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held an Annual Meeting of Shareholders on October 27, 2005 (the "Annual Meeting"). There were issued and outstanding on September 13, 2005, the record date, 7,481,429 shares of Common Stock. There were present at the Annual Meeting in person and by proxy Shareholders of the Company who were holders of 7,237,555 shares of Common Stock entitled to vote thereat, constituting a quorum. At the Annual Meeting, the following votes were cast for the proposals indicated:

Proposal One:  Election of Directors of the Company.

      NOMINEE          VOTES FOR     VOTES WITHHELD     BROKER NON-VOTES
------------------     ---------     --------------     ----------------
Rhea J. Posedel        5,344,281        1,893,274              --
Robert R. Anderson     7,234,103            3,452              --
William W.R. Elder     6,536,938          702,617              --
Mukesh Patel           6,552,338          685,217              --
Mario M. Rosati        6,534,038          703,517              --

Proposal Two: Ratify the selection of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for the fiscal year ending May 31, 2006.

                        VOTES
                      ---------
FOR                   7,233,261
AGAINST                   1,092
ABSTAIN                   3,202
BROKER NON-VOTES             --

    We note that on December 6, 2005, the Audit Committee of the Board of Directors of Aehr Test Systems (the "Company") dismissed PricewaterhouseCoopers LLP ("PwC") as its independent registered public accounting firm, effective immediately. PwC's reports on the Company's financial statements for the fiscal year ended May 31, 2005 and 2004 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principle. During the fiscal years ended May 31, 2005 and 2004, and through December 6, 2005, there were no disagreements with PwC on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure, which disagreements, if not resolved to PwC's satisfaction, would have caused PwC to make reference thereto in its reports on the financial statements for such years. During the period described in the preceding sentence, there were no "reportable events" (as defined in the Securities and Exchange Commission Regulation S-K, Item 304 (a)(1)(v)).

    We further note that on December 6, 2005, the Audit Committee of the Board of Directors of the Company engaged Burr, Pilger & Mayer LLP ("BPM") as the Company's independent registered public accounting firm for the fiscal year ending May 31, 2006. During the Company's two most recent fiscal years ended May 31, 2004, neither the Company nor anyone acting on its behalf consulted with BPM regarding either: (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was the subject of a disagreement or event identified in response to Item 304(a)(1)(iv) of Regulation S-K and the related instructions to that Item. We expect at our next annual meeting of shareholders to request that the shareholders ratify the selection of BPM for the fiscal year ending in 2007.


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

                                                 Aehr Test Systems
                                                    (Registrant)

Date:     January 13, 2006                   /s/  RHEA J. POSEDEL
                                                  ---------------
                                                  Rhea J. Posedel
                                            Chief Executive Officer and
                                        Chairman of the Board of Directors


Date:     January 13, 2006                   /s/  GARY L. LARSON
                                                  --------------
                                                  Gary L. Larson
                                            Vice President of Finance and
                                               Chief Financial Officer

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