Form 10-Q
period 2006-02-28
AEHR TEST SYSTEMS
filed 2006-04-13
CIK 1040470

                                    FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 28, 2006.

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

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer    Accelerated filer     Non-accelerated filer  X
                       ---                   ---                       ---

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                  YES          NO  X
                                      ---         ---

     Number of shares of Common Stock, $0.01 par value, outstanding at March 31, 2006 was 7,561,286.

                                      FORM 10-Q

                       FOR THE QUARTER ENDED FEBRUARY 28, 2006

                                       INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
               February 28, 2006 and May 31, 2005 . . . . . . . . . . .   4

          Condensed Consolidated Statements of Operations for the three
               months and nine months ended February 28, 2006 and 2005.   5

          Condensed Consolidated Statements of Cash Flows for the
               nine months ended February 28, 2006 and 2005 . . . . . .   6

          Notes to Condensed Consolidated Financial Statements. . . . .   7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations. . . . . . . . . . . . . . . .  12

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risks. .  18

ITEM 4.  Controls and Procedures. . . . . . . . . . . . . . . . . . . .  19


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . .  20

ITEM 1A. Risk Factors   . . . . . . . . . . . . . . . . . . . . . . . .  20

ITEM 2.  Unregistered Sales of Equity Securities and Use of
         Proceeds   . . . . . . . . . . . . . . . . . . . . . . . . . .  23

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

                            PART I.  FINANCIAL STATEMENTS

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  AEHR TEST SYSTEMS
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except per share data)

                                                 February 28,     May 31,
                                                     2006          2005
                                                  (Unaudited)
                                                 -----------  -----------
                        ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . .    $ 7,755      $ 4,952
  Short-term investments. . . . . . . . . . . . .      2,200        3,813
  Accounts receivable, net of allowances for
    doubtful accounts of $41 and $80 at
    February 28, 2006 and May 31, 2005,
    respectively  . . . . . . . . . . . . . . . .      2,851        2,537
  Inventories . . . . . . . . . . . . . . . . . .      7,821        7,140
  Prepaid expenses and other. . . . . . . . . . .        354          585
                                                 -----------  -----------
    Total current assets  . . . . . . . . . . . .     20,981       19,027

Property and equipment, net . . . . . . . . . . .      1,028        1,232
Long-term investments . . . . . . . . . . . . . .         --          409
Goodwill. . . . . . . . . . . . . . . . . . . . .        274          274
Other assets, net . . . . . . . . . . . . . . . .        522          527
                                                 -----------  -----------
    Total assets  . . . . . . . . . . . . . . . .    $22,805      $21,469
                                                 ===========  ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . .    $ 1,316      $ 1,050
  Accrued expenses. . . . . . . . . . . . . . . .      2,119        1,943
  Deferred revenue. . . . . . . . . . . . . . . .      1,331          692
                                                 -----------  -----------
    Total current liabilities . . . . . . . . . .      4,766        3,685

Accrued lease commitment. . . . . . . . . . . . .        318          332
                                                 -----------  -----------
    Total liabilities . . . . . . . . . . . . . .      5,084        4,017
                                                 -----------  -----------
Shareholders' equity:
  Common stock, $0.01 par value:
    Issued and outstanding: 7,508 shares and
    7,482 shares at February 28, 2006 and
    May 31, 2005, respectively. . . . . . . . . .         75           75
  Additional paid-in capital. . . . . . . . . . .     37,639       37,568
  Accumulated other comprehensive income. . . . .      1,166        1,250
  Accumulated deficit . . . . . . . . . . . . . .    (21,159)     (21,441)
                                                 -----------  -----------
    Total shareholders' equity  . . . . . . . . .     17,721       17,452
                                                 -----------  -----------
    Total liabilities and shareholders' equity. .    $22,805      $21,469
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

                                        AEHR TEST SYSTEMS
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (in thousands, except per share data)
                                           (Unaudited)



                                                 Three Months Ended        Nine Months Ended
                                                     February 28,              February 28,
                                               ---------------------     --------------------
                                                  2006        2005          2006       2005
                                               ---------   ---------     --------    --------
Net sales. . . . . . . . . . . . . . . . . . .    $6,318      $2,084      $16,781     $12,810
Cost of sales. . . . . . . . . . . . . . . . .     3,780       1,281        9,350       9,452
                                               ---------   ---------     --------    --------
Gross profit . . . . . . . . . . . . . . . . .     2,538         803        7,431       3,358
                                               ---------   ---------     --------    --------
Operating expenses:
  Selling, general and administrative. . . . .     1,328       1,265        4,322       3,812
  Research and development . . . . . . . . . .     1,015         868        3,055       2,885
                                               ---------   ---------     --------    --------
      Total operating expenses . . . . . . . .     2,343       2,133        7,377       6,697
                                               ---------   ---------     --------    --------
Income (loss) from operations  . . . . . . . .       195      (1,330)          54      (3,339)

Interest income  . . . . . . . . . . . . . . .        77          40          157          96
Other income, net  . . . . . . . . . . . . . .       102          13          116         209
                                               ---------   ---------     --------    --------
Income (loss) before income taxes  . . . . . .       374      (1,277)         327      (3,034)

Income tax expense (benefit) . . . . . . . . .        14         (54)          45         112
                                               ---------   ---------     --------    --------
Net income (loss)  . . . . . . . . . . . . . .    $  360     $(1,223)     $   282     $(3,146)
                                               =========   =========     ========    ========

Net income (loss) per share (basic)  . . . . .    $ 0.05     $ (0.16)     $  0.04     $ (0.42)
Net income (loss) per share (diluted)  . . . .    $ 0.05     $ (0.16)     $  0.04     $ (0.42)

Shares used in per share calculation:
  Basic. . . . . . . . . . . . . . . . . . . .     7,508       7,426        7,495       7,410
  Diluted. . . . . . . . . . . . . . . . . . .     7,550       7,426        7,507       7,410



                       The accompanying notes are an integral part of these
                           condensed consolidated financial statements.

                                   AEHR TEST SYSTEMS
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (in thousands)
                                      (Unaudited)


                                                      Nine Months Ended
                                                        February 28,
                                                   ----------------------
                                                       2006        2005
                                                   ----------  ----------
Cash flows from operating activities:
  Net income (loss).............................      $   282     $(3,146)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
    activities:
    Provision for doubtful accounts.............          (38)         (8)
    Depreciation and amortization...............          280         244
    Loss on disposal of property and equipment..           64          --
    Changes in operating assets and liabilities:
      Accounts receivable.......................         (295)      1,428
      Inventories...............................         (712)        623
      Accounts payable..........................          296      (1,553)
      Accrued expenses and deferred revenue.....          875          78
      Accrued lease commitment .................          (14)          6
      Prepaid expenses and other................          227         (56)
                                                   ----------  ----------
        Net cash provided by (used in)
          operating activities..................          965      (2,384)
                                                   ----------  ----------
Cash flows from investing activities:

    Purchase of investments.....................       (7,190)     (9,518)
    Net proceeds from sales and
      maturity of investments...................        9,212      12,587
    Purchase of property and equipment .........          (91)       (181)
                                                   ----------  ----------
        Net cash provided by
          investing activities..................        1,931       2,888
                                                   ----------  ----------
Cash flows from financing activities:
    Proceeds from issuance of common stock
      and exercise of stock options.............           71          88
                                                   ----------  ----------
        Net cash provided by
          financing activities..................           71          88
                                                   ----------  ----------

Effect of exchange rates on cash................         (164)         35
                                                   ----------  ----------
        Net increase in cash and
          cash equivalents......................        2,803         627

Cash and cash equivalents, beginning of period..        4,952       4,041
                                                   ----------  ----------
Cash and cash equivalents, end of period........      $ 7,755     $ 4,668
                                                   ==========  ==========

Supplementary disclosure of non-cash item:
Transfer of inventory to property and equipment.      $   231          --
                                                   ==========   =========



                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                               AEHR TEST SYSTEMS
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED FEBRUARY 28, 2006
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION

        The accompanying condensed consolidated financial information has been prepared by Aehr Test Systems, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and therefore does not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America.

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

        ACCOUNTING ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

        REVISION IN CLASSIFICATION OF CERTAIN SECURITIES. During the third quarter of fiscal 2005, the Company concluded that it was appropriate to classify auction rate securities as short-term investments. Previously, such investments had been classified as cash and cash equivalents. The Company has made corresponding revisions to the accompanying statements of cash flows to reflect the purchases and proceeds from sales of the auction rate securities as investing activities. These revisions resulted in a net increase in cash provided by investing activities of $900,000 in the nine months ended February 28, 2005. These revisions had no impact on previously reported results of operations, operating cash flows or working capital of the Company.


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

    For purposes of pro forma disclosures, the estimated fair value of the stock options and grants under the Company's Employee Stock Purchase Plan are amortized to expense over the vesting period. The Company's pro forma information follows (in thousands, except per share amounts):

                                                Three Months Ended       Nine Months Ended
                                                   February 28,             February 28,
                                              ---------   ---------    ---------  ---------
                                                 2006        2005         2006      2005
                                              ---------   ---------    ---------  ---------
                                                                 (unaudited)

Net income (loss), as reported:.............     $  360     $(1,223)     $   282    $(3,146)

Deduct: Total stock-based employee
        compensation expense determined
        under fair value based method
        for all awards, net of related
        tax effects.........................       (203)       (190)        (611)      (588)
                                              ---------   ---------    ---------  ---------
Pro forma net income (loss).................     $  157    $ (1,413)     $  (329)   $(3,734)
                                              =========   =========    =========  =========
Net income (loss) per share:

Basic, as reported..........................     $ 0.05     $ (0.16)     $  0.04    $ (0.42)
                                              =========   =========    =========  =========
Basic, pro forma............................     $ 0.02     $ (0.19)     $ (0.04)   $ (0.50)
                                              =========   =========    =========  =========
Diluted, as reported........................     $ 0.05     $ (0.16)     $  0.04    $ (0.42)
                                              =========   =========    =========  =========
Diluted, pro forma..........................     $ 0.02     $ (0.19)     $ (0.04)   $ (0.50)
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

    The fair value of each option and stock purchase plan grant has been estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

                                          Three Months Ended       Nine Months Ended
                                             February 28,             February 28,
                                        ---------   ---------    ---------  ---------
                                           2006        2005         2006       2005
                                        ---------   ---------    ---------  ---------
Risk-free Interest Rate ..............    4.44%       3.69%        4.22%      3.60%
Expected Life.........................   5 years     5 years      5 years    5 years
Volatility............................      75%         85%          75%        85%
Dividend Yield........................     --          --           --         --

    Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), is now effective for public companies for annual reporting periods beginning after June 15, 2005 (the first quarter of fiscal 2007 for the Company). The impact of SFAS 123R on the Company in fiscal 2007 and beyond will depend upon various factors, among them being the Company's future compensation strategy. The pro forma compensation costs presented in the table above and in prior filings for the Company have been calculated using the Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. As of the date of this filing, no decisions have been made as to the selection of an option pricing model and a transition method for adoption. The Company expects that the adoption of SFAS 123R will have an adverse impact on the Company's consolidated statements of operations.

3.  EARNINGS PER SHARE

    Earnings per share is computed based on the weighted average number of common and common equivalent shares (common stock options) outstanding, when dilutive, during each period using the treasury stock method.

                                                Three Months Ended       Nine Months Ended
                                                   February 28,             February 28,
                                              ---------   ---------    ---------  ---------
                                                 2006        2005         2006       2005
                                              ---------   ---------    ---------  ---------
                                                 (in thousands, except per share amounts)
                                                                 (unaudited)
Net income (loss) available to common
shareholders:

Numerator: Net income (loss)................     $  360    $ (1,223)      $  282   $ (3,146)
                                              ---------   ---------    ---------  ---------
Denominator for basic net income (loss) per
share:
  Weighted-average shares outstanding ......      7,508       7,426        7,495      7,410
                                              ---------   ---------    ---------  ---------
Shares used in basic per share calculation..      7,508       7,426        7,495      7,410

Effect of dilutive securities:
    Employee stock options..................         42         --            12         --
                                              ---------   ---------    ---------  ---------
Denominator for diluted net income (loss)
    per share...............................      7,550       7,426        7,507      7,410
                                              ---------   ---------    ---------  ---------

Basic net income (loss) per share...........     $ 0.05     $ (0.16)     $  0.04   $  (0.42)
                                              =========   =========    =========  =========
Diluted net income (loss) per share.........     $ 0.05     $ (0.16)     $  0.04   $  (0.42)
                                              =========   =========    =========  =========

    Stock options to purchase 1,389,478 and 1,285,523 shares of common stock were outstanding on February 28, 2006 and 2005, respectively. Stock options to purchase 1,180,787 shares and 1,199,890 shares were not included in the computation of diluted net income per share in the three and nine months ended February 28, 2006, because the inclusion of such shares would be anti-dilutive. Stock options to purchase 1,285,523 shares of common stock were not included in the computation of diluted net loss per share in fiscal 2005 because the inclusion of such shares would be anti-dilutive.


4.  INVENTORIES

Inventories are comprised of the following (in thousands):

                                     February 28,    May 31,
                                         2006         2005
                                     -----------  -----------
                                     (unaudited)
Raw materials and sub-assemblies          $3,081       $2,939
Work in process                            3,029        3,694
Finished goods                             1,711          507
                                     -----------  -----------
                                          $7,821       $7,140
                                     ===========  ===========


5.  SEGMENT INFORMATION

    The Company operates in one reportable segment; the design, manufacture and marketing of advanced test and burn-in products to the semiconductor manufacturing industry.

    The following presents information about the Company's operations in different geographic areas (in thousands, unaudited):


                                            United                        Adjust-
                                            States     Asia     Europe     ments     Total
                                           --------- --------- --------- --------- ---------
Three months ended February 28, 2006:
  Net sales......................            $ 5,747    $  550    $  556   $  (535)  $ 6,318
  Portion of U.S. net sales
    from export sales............              4,119        --        --        --     4,119
  Income (loss) from operations..                190       (39)       43         1       195
  Identifiable assets............             31,249     1,773       988   (11,205)   22,805
  Property and equipment, net....                859       139        30        --     1,028

Nine months ended February 28, 2006:
  Net sales......................            $15,054    $2,110    $1,135   $(1,518)  $16,781
  Portion of U.S. net sales
    from export sales............             12,059        --        --        --    12,059
  Income(loss) from operations...                 --       (36)       86         4        54
  Identifiable assets............             31,249     1,773       988   (11,205)   22,805
  Property and equipment, net....                859       139        30        --     1,028

Three months ended February 28, 2005:
  Net sales......................            $ 2,020    $  277    $  272   $  (485)  $ 2,084
  Portion of U.S. net sales
    from export sales............                732        --        --        --       732
  Loss from operations ..........             (1,038)     (139)      (58)      (95)   (1,330)
  Identifiable assets............             30,761     1,191     1,340   (10,871)   22,421
  Property and equipment, net....                913       292        37        --     1,242

Nine months ended February 28, 2005:
  Net sales......................            $11,517    $  751    $1,672   $(1,130)  $12,810
  Portion of U.S. net sales
    from export sales............              9,136        --        --        --     9,136
  Income (loss) from operations..             (3,167)     (377)      276       (71)   (3,339)
  Identifiable assets............             30,761     1,191     1,340   (10,871)   22,421
  Property and equipment, net....                913       292        37        --     1,242


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

    Following is a summary of changes in the Company's liability for product warranties during the three months and nine months ended February 28, 2006 and 2005:

                                                Three Months Ended       Nine Months Ended
                                                   February 28,             February 28,
                                              ---------   ---------    ---------  ---------
                                                 2006        2005         2006       2005
                                              ---------   ---------    ---------  ---------
                                                            (in thousands, unaudited)
Balance at the beginning of the period . . .      $119         $103         $213       $146

Accruals for warranties issued
  during the period  . . . . . . . . . . . .        92           43          148        129
Reversals of warranties issued
  during the period  . . . . . . . . . . . .        --          --           (52)        --
Settlement made during the period
  (in cash or in kind) . . . . . . . . . . .       (88)         (44)        (186)      (173)
                                              ---------   ---------    ---------  ---------
Balance at the end of the period . . . . . .      $123         $102         $123       $102
                                              =======   =======   =======  =======

						10

7.  OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss), net of tax are comprised of the following :

                                                 Three Months Ended        Nine Months Ended
                                                     February 28              February 28
                                               ---------------------     --------------------
                                                  2006         2005         2006        2005
                                               ---------   ----------    ---------   --------
                                                            (in thousands, unaudited)
Net income (loss)  . . . . . . . . . . . . . .     $ 360     $(1,223)     $   282     $(3,146)
Foreign currency translation
  adjustments expense. . . . . . . . . . . . .       (27)        (23)         (91)        (83)
Unrealized holding gains (losses) arising
  during period  . . . . . . . . . . . . . . .         3           1            7          (5)
                                               ---------   ---------     --------    --------
Comprehensive income (loss)  . . . . . . . . .     $ 336     $(1,245)     $   198     $(3,234)
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

    In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Non-monetary Transactions," and replaces it with the exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007, beginning on June 1, 2006. The Company does not expect it to have a material financial statement impact.

    In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which requires the measurement of all share-based payments to employees, including grants of stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The accounting provisions of SFAS 123(R) were originally effective for all reporting periods beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See "Stock-Based Compensation" above for the pro forma net income
(loss) and net income (loss) per share amounts, as if the Company had used a fair-value-based method similar to the methods required under SFAS 123(R) to measure compensation expense for employee stock incentive awards.

    In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107, providing supplemental implementation guidance for SFAS 123R. In April 2005, the SEC approved a rule that delayed the effective date of SFAS 123(R) to the first annual reporting period beginning after June 15, 2005. Although the Company has not yet determined whether the adoption of SFAS 123(R) will result in amounts that are similar to the current pro forma disclosures under SFAS 123, it is evaluating the requirements under SFAS 123(R) and SAB No. 107 and expects the adoption to have a significant adverse impact on the Company's consolidated statements of operations and net income (loss) per share. SFAS 123(R) will be effective for the Company beginning with the first quarter of fiscal 2007.

    In May 2005, the FASB issued Statement of Financial Accounting Standards 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement will have a material impact on our results of operations or financial condition.

    In November 2005, the FASB issued FASB Staff Position  FAS 115-1 and
FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP FAS 115-1"), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The Company is required to adopt FSP FAS 115-1 in the first quarter of fiscal 2007. The Company does not expect the adoption of this statement will have a material impact on our results of operations or financial condition.



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

                                                  Three Months Ended        Nine Months Ended
                                                     February 28,             February 28,
                                               ----------------------    --------------------
                                                  2006        2005         2006         2005
                                               ----------  ----------    ---------   ----------
Net sales. . . . . . . . . . . . . . . . . . .      100.0 %     100.0 %      100.0 %    100.0 %
Cost of sales. . . . . . . . . . . . . . . . .       59.8        61.5         55.7       73.8
                                               ----------  ----------    ---------   --------
Gross profit . . . . . . . . . . . . . . . . .       40.2        38.5         44.3       26.2
                                               ----------  ----------    ---------   --------
Operating expenses:
  Selling, general and administrative. . . . .       21.0        60.7         25.8       29.8
  Research and development . . . . . . . . . .       16.1        41.7         18.2       22.5
                                               ----------  ----------    ---------   --------
      Total operating expenses . . . . . . . .       37.1       102.4         44.0       52.3
                                               ----------  ----------    ---------   --------
Income (loss) from operations  . . . . . . . .        3.1       (63.9)         0.3      (26.1)

Interest income  . . . . . . . . . . . . . . .        1.2         2.0          1.0        0.8
Other income, net  . . . . . . . . . . . . . .        1.6         0.6          0.7        1.6
                                               ----------  ----------    ---------   --------
Income (loss) before income taxes  . . . . . .        5.9       (61.3)         2.0      (23.7)

Income tax expense (benefit) . . . . . . . . .        0.2        (2.6)         0.3        0.9
                                               ----------  ----------    ---------   --------
Net income (loss)  . . . . . . . . . . . . . .        5.7 %     (58.7)%        1.7 %    (24.6)%
                                               ==========  ==========    =========   ========



THREE MONTHS ENDED FEBRUARY 28, 2006 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 2005

    NET SALES. Net sales increased to $6.3 million in the three months ended February 28, 2006 from $2.1 million in the three months ended February 28, 2005, an increase of 203.2%. The increase in net sales in the three months ended February 28, 2006 resulted primarily from increases in net sales of the

Company's MTX products and dynamic burn-in products. Net sales of the Company's MTX products for the three months ended February 28, 2006 were $3.5 million, and increased approximately $3.1 million from the three months ended February 28, 2005. Net sales of the Company's dynamic burn-in products for the three months ended February 28, 2006 were $2.7 million, and increased approximately $1.4 million from the three months ended February 28, 2005. The Company anticipates that net sales in the fourth quarter of fiscal 2006 will increase when compared to those of the third quarter of fiscal 2006.

    GROSS PROFIT.  Gross profit consists of net sales less cost of sales.
Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit increased to $2.5 million in the three months ended February 28, 2006 from $803,000 in the three months ended February 28, 2005, an increase of 216.1%. Gross profit margin increased to 40.2% in the three months ended February 28, 2006 from 38.5% in the three months ended February 28, 2005. The increase in gross profit margin from last year was related to manufacturing efficiencies resulting from increased production levels, partially offset by a change in product mix resulting in higher material costs as a percentage of net sales.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related costs of employees, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses of $1.3 million in the three months ended February 28, 2006 were flat compared to the three months ended February 28, 2005. As a percentage of net sales, SG&A expenses decreased to 21.0% in the three months ended February 28, 2006 from 60.7% in the three months ended February 28, 2005, reflecting higher net sales.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses increased to $1.0 million in the three months ended February 28, 2006 from $868,000 in the three months ended February 28, 2005, an increase of 16.9%. This increase was primarily due to an increase in employment related expenses. As a percentage of net sales, R&D expenses decreased to 16.1% in the three months ended February 28, 2006 from 41.7% in the three months ended February 28, 2005, reflecting higher net sales.

    INTEREST INCOME. Interest income increased to $77,000 in the three months ended February 28, 2006 from $40,000 in the three months ended February 28, 2005. The increase was primarily the result of higher interest rates earned on invested amounts.

    OTHER INCOME, NET. Other income, net increased to $102,000 in the three months ended February 28, 2006 from $13,000 in the three months ended February 28, 2005. The increase in other income, net was primarily due to a dividend paid by a firm in which the Company holds a minority ownership position.

    INCOME TAX EXPENSE (BENEFIT). Income tax expense was $14,000 in the three months ended February 28, 2006 and income tax benefit was $54,000 in the three months ended February 28, 2005. The income tax expense in the three months ended February 28, 2006 and the income tax benefit in the three months ended February 28, 2005 were related primarily to the income or loss earned in the Company's German subsidiary. The Company's U.S. operations and its Japanese subsidiary have experienced significant cumulative losses and thus generated certain net operating losses available to offset future taxes payable in the U.S. and Japan. As a result of the cumulative operating losses in the Company's U.S. operations and its Japanese subsidiary, a valuation allowance was established for the full amount of its net deferred tax assets for both its U.S. operations and its Japanese subsidiary.

NINE MONTHS ENDED FEBRUARY 28, 2006 COMPARED TO NINE MONTHS ENDED FEBRUARY 28, 2005

    NET SALES. Net sales increased to $16.8 million in the nine months ended February 28, 2006 from $12.8 million in the nine months ended February 28, 2005, an increase of 31.0%. The increase in net sales in the nine months ended February 28, 2006 resulted primarily from increases in net sales of the Company's dynamic burn-in products, partially offset by a decrease in net sales of the Company's MTX products. Net sales of the Company's dynamic burn-in products for the nine months ended February 28, 2006 were $10.7 million, and increased approximately $4.6 million from the nine months ended February 28, 2005. Net sales of the Company's MTX products for the nine months ended February 28, 2006 were $5.7 million, and decreased approximately $331,000 from the nine months ended February 28, 2005.

    GROSS PROFIT. Gross profit increased to $7.4 million in the nine months ended February 28, 2006 from $3.4 million in the nine months ended February 28, 2005, an increase of 121.3%. Gross profit margin increased to 44.3% in the nine months ended February 28, 2006 from 26.2% in the nine months ended February 28, 2005. The increase in gross profit margin was primarily due to a change in product mix, resulting in lower material costs as a percentage of net sales and a decrease in net sales of $2.8 million in MTX pass-through
products, which have a very low gross profit margin.   Beginning in January
2004, the Company received turnkey MTX system orders from a single customer, which included certain very low margin products not typically sold directly by the Company which are used in conjunction with the Company's systems. At the customer's request, these products were included as part of the order. These products were priced at or near the Company's cost and are referred to here as "MTX pass-through" products. There was a reduction in net sales of MTX pass-through products of $2.8 million from the nine months ended February 28, 2005 to the nine months ended February 28, 2006. Since the Company does not typically accept orders for pass-through products, it has requested that, going forward, the customer purchases these pass-through products directly through the vendors that currently manufacture such products. The customer has already ordered some of these products directly from the vendors. The customer has not advised the Company of its intent to purchase any additional pass-through products from the Company.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased to $4.3 million in the nine months ended February 28, 2006 from $3.8 million in the nine months ended February 28, 2005, an increase of 13.4%. The increase in SG&A expenses was primarily due to an increase in employment related expenses of approximately $175,000 and independent sales representatives commission expenses of approximately $152,000. As a percentage of net sales, SG&A expenses decreased to 25.8% in the nine months ended February 28, 2006 from 29.8% in the nine months ended February 28, 2005, reflecting higher net sales.

    RESEARCH AND DEVELOPMENT. R&D expenses were increased to $3.1 million in the nine months ended February 28, 2006 from $2.9 million in the nine months ended February 28, 2005. This increase was primarily due to an increase in employment related expenses. As a percentage of net sales, R&D expenses decreased to 18.2% in the nine months ended February 28, 2006 from 22.5% in the nine months ended February 28, 2005, reflecting higher net sales.

    INTEREST INCOME. Interest income increased to $157,000 in the nine months ended February 28, 2006 from $96,000 in the nine months ended February 28, 2005, an increase of 63.5%. The increase was primarily the result of higher interest rates earned on invested amounts.

    OTHER INCOME, NET. Other income, net decreased to $116,000 in the nine months ended February 28, 2006 from $209,000 in the nine months ended February 28, 2005. The decrease in other income, net was primarily due to a decrease in foreign currency exchange gains of approximately $185,000 recorded by the Company and its subsidiaries, offset partially by a dividend of $119,000 paid by a firm in which the Company holds a minority ownership position.

    INCOME TAX EXPENSE. Income tax expense decreased to $45,000 in the nine months ended February 28, 2006, from $112,000 in the nine months ended February 28, 2005. The income tax expense in the nine months ended February 28, 2006 and in the nine months ended February 28, 2005 related primarily to the tax expense recorded as a result of income earned in the Company's German subsidiary. The Company's U.S. operations and its Japanese subsidiary have experienced significant cumulative losses and thus generated certain net operating losses available to offset future taxes payable in the U.S. and Japan. As a result of the cumulative operating losses in the Company's U.S. operations and its Japanese subsidiary, a valuation allowance was established for the full amount of its net deferred tax assets for both its U.S. operations and its Japanese subsidiary.



LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $965,000 for the nine months ended February 28, 2006 and net cash used in operating activities was approximately $2.4 million for the nine months ended February 28, 2005. For the nine months ended February 28, 2006, net cash provided by operating activities was primarily due to an increase in accrued expenses and deferred revenues of $875,000. This increase was primarily related to an increase in deferred revenue. For the nine months ended February 28, 2005, net cash used in operating activities was due primarily to the net loss and a decrease in accounts payable, partially offset by decreases in accounts receivable and inventories.

    Net cash provided by investing activities was approximately $1.9 million for the nine months ended February 28, 2006 and approximately $2.9 million for the nine months ended February 28, 2005. The net cash provided by investing activities during the nine months ended February 28, 2006 and February 28, 2005 was primarily due to the net proceeds from sales and maturity of investments, partially offset by the purchase of investments.

Financing activities provided cash of approximately $71,000 in the nine months ended February 28, 2006 and $88,000 in the nine months ended February 28, 2005. Net cash provided by financing activities during the nine months ended February 28, 2006 and 2005 was due to proceeds from issuance of common stock and exercise of stock options.

    As of February 28, 2006, the Company had working capital of $16.2 million. Working capital consists of cash and cash equivalents, short-term investments, accounts receivable, inventory and other current assets, less current liabilities.

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

    The Company anticipates that the existing cash balance together with cash provided by operations, if any, are adequate to meet its working capital and capital equipment requirements through fiscal year 2007. After fiscal year 2007, depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required, or, if available, that such financing can be obtained on terms satisfactory to the Company.



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

    In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Non-monetary Transactions," and replaces it with the exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007, beginning on June 1, 2006. The Company does not expect it to have a material financial statement impact.

    In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which requires the measurement of all share-based payments to employees, including grants of stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The accounting provisions of SFAS 123(R) were originally effective for all reporting periods beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See "Stock-Based Compensation" above for the pro forma net income

(loss) and net income (loss) per share amounts, as if the Company had used a fair-value-based method similar to the methods required under SFAS 123(R) to measure compensation expense for employee stock incentive awards.

    In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107, providing supplemental implementation guidance for SFAS 123R. In April 2005, the SEC approved a rule that delayed the effective date of SFAS 123(R) to the first annual reporting period beginning after June 15, 2005. Although the Company has not yet determined whether the adoption of SFAS 123(R) will result in amounts that are similar to the current pro forma disclosures under SFAS 123, it is evaluating the requirements under SFAS 123(R) and SAB No. 107 and expects the adoption to have a significant adverse impact on the Company's consolidated statements of operations and net income (loss) per share. SFAS 123(R) will be effective for the Company beginning with the first quarter of fiscal 2007.

    In May 2005, the FASB issued Statement of Financial Accounting Standards 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement will have a material impact on our results of operations or financial condition.

    In November 2005, the FASB issued FASB Staff Position  FAS 115-1 and
FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP FAS 115-1"), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The Company is required to adopt FSP FAS 115-1 in the first quarter of fiscal 2007. The Company does not expect the adoption of this statement will have a material impact on our results of operations or financial condition.




Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The Company considered the provisions of Financial Reporting Release No. 48, "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity instruments at February 28, 2006.

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

     CUSTOMER CONCENTRATION. The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and contract assemblers accounting for a substantial portion of the purchases of semiconductor equipment. Sales to the Company's five largest customers accounted for approximately 73.1%, 70.5% and 73.0% of its net sales in fiscal 2005, 2004 and 2003, respectively. Sales to the Company's five largest customers accounted for approximately 86.8% of its net sales in the nine months ended February 28, 2006. During fiscal 2005, Spansion Inc. (formerly FASL LLC.) and Texas Instruments Incorporated accounted for 43.1% and 16.9% of the Company's net sales, respectively. During fiscal 2004, Texas Instruments Incorporated and FASL LLC. accounted for 33.8% and 17.8% of the Company's net sales, respectively. During fiscal 2003, Texas Instruments Incorporated and First International Computer, Inc. accounted for 45.3% and 10.7% of the Company's net sales, respectively. No other customers represented more than 10% of the Company's net sales for any of such periods. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. In addition, sales to particular customers may fluctuate significantly from quarter to quarter. The loss of or reduction or delay in an order or orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect the Company's business, financial condition and operating results.

    DEPENDENCE ON INTERNATIONAL SALES AND OPERATIONS. Approximately 81.2%, 84.5% and 73.0% of the Company's net sales for fiscal 2005, 2004 and 2003, respectively, were attributable to sales to customers for delivery outside of the United States. Approximately 79.7% of the Company's net sales in the nine months ended February 28, 2006 were attributable to sales for customers for delivery outside the United States. The Company operates sales, service and limited manufacturing organizations in Japan and Germany and a sales and support organization in Taiwan. The Company expects that sales of products for delivery outside of the United States will continue to represent a substantial portion of its future revenues. The future performance of the Company will depend, in significant part, upon its ability to continue to compete in foreign markets which in turn will depend, in part, upon a continuation of current trade relations between the United States and foreign countries in which semiconductor manufacturers or assemblers have operations. A change toward more protectionist trade legislation in either the United States or such foreign countries, such as a change in the current tariff structures, export compliance or other trade policies, could adversely affect the Company's ability to sell its products in foreign markets. In addition, the Company is subject to other risks associated with doing business internationally, including longer receivable collection periods and greater difficulty in accounts receivable collection, the burden of complying with a variety of foreign laws, difficulty in staffing and managing global operations, risks of civil disturbance or other events which may limit or disrupt markets, international exchange restrictions, changing political conditions and monetary policies of foreign governments.

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

    The Company's test fixture products face numerous competitors. There are limited barriers to entry into the burn-in board ("BIB") market, and as a result, many small companies design and manufacture BIBs, including BIBs for use with the Company's MAX system. The Company's strategy is to provide only certain high performance BIBs, and the Company generally does not compete to supply low cost, low performance BIBs. The Company has a partnership with Pycon, Inc. whereby Pycon, Inc. designs, manufactures and sells the BIBs and the Company provides Pycon, Inc. with system know-how. Both companies jointly market and sell the BIBs and performance test boards ("PTBs"). There can be no assurance that the partnership will be successful. The Company has granted royalty-bearing licenses to several companies to make PTBs and BIBs for use with the Company's systems, in order to assure customers a second source of supply, and the Company may grant additional licenses as well. Sales of PTBs and BIBs by licensees result in royalties to the Company but reduce the Company's own sales of PTBs and BIBs.

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

                                                 Aehr Test Systems
                                                    (Registrant)

Date:     April 13, 2006                   /s/    RHEA J. POSEDEL
                                           ---------------------------
                                                  Rhea J. Posedel
                                            Chief Executive Officer and
                                        Chairman of the Board of Directors


Date:     April 13, 2006                   /s/    GARY L. LARSON
                                           ----------------------------
                                                  Gary L. Larson
                                            Vice President of Finance and
                                               Chief Financial Officer

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