Form 10-Q
period 2006-08-31
AEHR TEST SYSTEMS
filed 2006-10-13
CIK 1040470

                                    FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 2006.

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

                    (Item 1)      YES  X       NO
                                      ---         ---

                    (Item 2)      YES  X       NO
                                      ---         ---

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer    Accelerated filer     Non-accelerated filer  X
                       ---                   ---                       ---

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                  YES          NO  X
                                      ---         ---

     Number of shares of Common Stock, $0.01 par value, outstanding at September 30, 2006 was 7,751,214.

                                      FORM 10-Q

                       FOR THE QUARTER ENDED AUGUST 31, 2006

                                       INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
               August 31, 2006 and May 31, 2006 . . . . . . . . . . . .   4

          Condensed Consolidated Statements of Operations for the
               three months ended August 31, 2006 and 2005  . . . . . .   5

          Condensed Consolidated Statements of Cash Flows for the
               three months ended August 31, 2006 and 2005  . . . . . .   6

          Notes to Condensed Consolidated Financial Statements. . . . .   7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations. . . . . . . . . . . . . . . .  13

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risks. .  17

ITEM 4.  Controls and Procedures. . . . . . . . . . . . . . . . . . . .  18


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . .  19

ITEM 1A. Risk Factors   . . . . . . . . . . . . . . . . . . . . . . . .  19

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds. .  21

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

                        PART I.  FINANCIAL STATEMENTS

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                               AEHR TEST SYSTEMS
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                   August 31,     May 31,
                                                      2006         2006
                                                 -----------  -----------
                        ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . .    $ 8,550      $ 9,405
  Short-term investments. . . . . . . . . . . . .      1,773        1,600
  Accounts receivable, net of allowances for
    doubtful accounts of $68 and $70 at
    August 31, 2006 and May 31, 2006,
    respectively  . . . . . . . . . . . . . . . .      5,248        4,531
  Inventories . . . . . . . . . . . . . . . . . .      6,285        7,242
  Prepaid expenses and other. . . . . . . . . . .        316          357
                                                 -----------  -----------
    Total current assets  . . . . . . . . . . . .     22,172       23,135

Property and equipment, net . . . . . . . . . . .        854          959
Goodwill. . . . . . . . . . . . . . . . . . . . .        274          274
Other assets, net . . . . . . . . . . . . . . . .        520          525
                                                 -----------  -----------
    Total assets  . . . . . . . . . . . . . . . .    $23,820      $24,893
                                                 ===========  ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . .    $ 1,076      $ 1,130
  Accrued expenses. . . . . . . . . . . . . . . .      2,119        2,347
  Deferred revenue. . . . . . . . . . . . . . . .        464        2,335
                                                 -----------  -----------
    Total current liabilities . . . . . . . . . .      3,659        5,812

Accrued lease commitment. . . . . . . . . . . . .        255          264
                                                 -----------  -----------
    Total liabilities . . . . . . . . . . . . . .      3,914        6,076
                                                 -----------  -----------
Shareholders' equity:
  Common stock, $0.01 par value:
    Issued and outstanding: 7,721 shares and
    7,630 shares at August 31, 2006 and
    May 31, 2005, respectively. . . . . . . . . .         77           76
  Additional paid-in capital. . . . . . . . . . .     38,622       38,081
  Accumulated other comprehensive income. . . . .      1,281        1,291
  Accumulated deficit . . . . . . . . . . . . . .    (20,074)     (20,631)
                                                 -----------  -----------
    Total shareholders' equity  . . . . . . . . .     19,906       18,817
                                                 -----------  -----------
    Total liabilities and shareholders' equity. .    $23,820      $24,893
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

                              AEHR TEST SYSTEMS
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                 Three Months Ended
                                                     August 31,
                                               ----------------------
                                                   2006        2005
                                               ----------  ----------
Net sales. . . . . . . . . . . . . . . . . . .     $7,136      $4,646
Cost of sales. . . . . . . . . . . . . . . . .      3,883       2,458
                                               ----------  ----------
Gross profit . . . . . . . . . . . . . . . . .      3,253       2,188
                                               ----------  ----------
Operating expenses:
  Selling, general and administrative. . . . .      1,635       1,452
  Research and development . . . . . . . . . .      1,387       1,034
                                               ----------  ----------
      Total operating expenses . . . . . . . .      3,022       2,486
                                               ----------  ----------
      Income (loss) from operations  . . . . .        231        (298)

Interest income. . . . . . . . . . . . . . . .        122          46
Other income, net  . . . . . . . . . . . . . .        216          --
                                               ----------  ----------
      Income (loss) before income taxes  . . .        569        (252)

Income tax expense (benefit) . . . . . . . . .         12          (8)
                                               ----------  ----------
Net income (loss)  . . . . . . . . . . . . . .     $  557      $ (244)
                                               ==========  ==========

Net income (loss) per share (basic)  . . . . .     $ 0.07      $(0.03)
Net income (loss) per share (diluted). . . . .     $ 0.07      $(0.03)


Shares used in per share calculations:
  Basic  . . . . . . . . . . . . . . . . . . .      7,683       7,482
  Diluted. . . . . . . . . . . . . . . . . . .      8,326       7,482



            The accompanying notes are an integral part of these
                condensed consolidated financial statements.

                                   AEHR TEST SYSTEMS
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (in thousands)
                                      (Unaudited)


                                                      Three Months Ended
                                                          August 31,
                                                   ----------------------
                                                       2006        2005
                                                   ----------  ----------
Cash flows from operating activities:
  Net income (loss).............................       $  557      $ (244)
  Adjustments to reconcile net income (loss) to
    net cash used in operating  activities:
    Stock compensation expense..................          163          --
    Provision for doubtful accounts.............           (2)         25
    Loss on disposal of property and equipment..           41          25
    Depreciation and amortization...............           69          85
    Changes in operating assets and liabilities:
      Accounts receivable.......................         (720)     (2,130)
      Inventories...............................          956        (915)
      Accounts payable..........................          (50)        266
      Accrued expenses and deferred revenue.....       (2,068)         20
      Accrued lease commitment .................           (9)         (2)
      Prepaid expenses and other................           38         151
                                                   ----------  ----------
        Net cash used in
          operating activities..................       (1,025)     (2,719)
                                                   ----------  ----------
Cash flows from investing activities:

    Purchase of investments.....................       (4,173)     (4,590)
    Net proceeds from sales and
      maturity of investments...................        4,002       6,475
    Purchase of property and equipment .........          (13)        (33)
                                                   ----------  ----------
        Net cash provided by (used in)
          investing activities..................         (184)      1,852
                                                   ----------  ----------
Cash flows from financing activities:
    Proceeds from issuance of common stock
      and exercise of stock options.............          373          --
                                                   ----------  ----------
        Net cash provided by
          financing activities..................          373          --
                                                   ----------  ----------

Effect of exchange rates on cash................          (19)       (102)
                                                   ----------  ----------
        Net decrease in cash and
          cash equivalents......................         (855)       (969)

Cash and cash equivalents, beginning of period..        9,405       4,952
                                                   ----------  ----------
Cash and cash equivalents, end of period........       $8,550      $3,983
                                                   ==========  ==========

Supplementary disclosure of non-cash item:
Transfer of inventory to property and equipment.       $   --      $  231
                                                   ==========   =========


                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                              AEHR TEST SYSTEMS
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED AUGUST 31, 2006
                                  (UNAUDITED)


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

        In the opinion of management, the unaudited condensed consolidated financial statements for the interim periods presented reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the condensed consolidated financial position and results of operations as of and for such periods indicated. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2006. Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

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


2.  STOCK-BASED COMPENSATION

    Prior to June 1, 2006, the Company's stock-based employee compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, as permitted by Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The Company generally did not recognize stock-based compensation cost in its statement of operations for periods prior to June 1, 2006 as most options granted had an exercise price equal to or higher than the market value of the underlying common stock on the date of the grant.

    The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004),"Share-Based Payment" ("SFAS No. 123(R)"), using the modified prospective transition method, which requires the application of the accounting standard as of June 1, 2006, the first day of the Company's fiscal year 2007. The Company's condensed consolidated financial statements as of and for the three months ended August 31, 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. Stock compensation expense recognized under SFAS No. 123R for the three months ended August 31, 2006 was $169,000. See Notes 9 and 10 in the Company's Form 10-K for fiscal

2006 filed on August 29, 2006 for further information regarding the stock option and employee stock purchase plans ("ESPP"). Under the modified prospective transition method, stock compensation cost has been recognized in the quarter ended August 31, 2006 in the statement of operations for stock awards granted or modified after May 31, 2006 and for stock awards granted prior to, but unvested as of, June 1, 2006.

    The Company recorded $169,000 of stock compensation expense for the three months ended August 31, 2006. The stock compensation expense was recorded in the statement of operations as follows: selling, general and administrative ($92,000), research and development ($64,000), and cost of sales ($13,000). The effect on basic and diluted net income per share was $0.02 per share. As required by SFAS No. 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.


    The following table illustrates the pro forma effect on our net loss and net loss per share for the three months ended August 31, 2005 if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation using the Black-Scholes valuation method (in thousands, except per share amounts):


                                                 Three Months Ended
                                                   August 31, 2005
                                                 ------------------

Net loss, as reported:......................                 $(244)

Deduct: Total stock compensation expense
        determined under fair value based
        method for all awards, net of
        related tax effects.................                  (193)
                                                 ------------------
Pro forma net loss..........................                 $(437)
                                                 ==================
Net loss per share:

Basic and diluted, as reported ..............               $(0.03)
                                                 ==================
Basic and diluted, pro forma ................               $(0.06)
                                                 ==================


    The Company estimates the fair value of stock options granted using the Black-Scholes valuation method and a single option award approach for options granted after June 1, 2006. The multiple option approach has been used for all options granted prior to June 1, 2006. The fair value under the single option approach is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value under the multiple option approach is amortized on a weighted basis over the requisite service periods of the awards, which is generally the vesting period.

    The Company's expected term represents the period that the Company's stock-based awards are expected to be outstanding and was determined based on historical experience, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as evidenced by changes to the terms of its stock-based awards.

    Volatility is a measure of the amounts by which a financial variable such as stock price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company uses the historical volatility for the past five years to estimate expected volatility, which matches the term of the option grant. Volatility for the ESPP's four time periods of six months, twelve months, eighteen months, and twenty-four months is calculated separately and included in the overall stock-based compensation cost recorded.

    The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of the stock awards including the ESPP. When estimating forfeitures, the Company considers voluntary termination behavior as well as analysis of actual option forfeitures.

    As of August 31, 2006, the total compensation cost related to unvested stock based awards under the Company's 1996 Stock Option Plan, but not yet recognized, was approximately $1,057,000 which is net of estimated forfeitures of $155,000. This cost will be amortized over a weighted average period of approximately 3.4 years.

    As of August 31, 2006, the total compensation cost related to options to purchase the Company's common shares under the ESPP but not yet recognized was approximately $118,000.

    The fair values of the Company's stock options granted to employees and ESPP shares for the three months ended August 31, 2006 were estimated using the following weighted average assumptions in the Black-Scholes valuation method consistent with the provisions of SFAS 123(R), Securities and Exchange Commission Staff Accounting Bulletin No. 107 and the Company's prior pro forma disclosures of net loss, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). The fair value of our stock options granted to employees for the three months ended August 31, 2006 and 2005 was estimated using the following weighted-average assumptions:



                                                    Three months ended
                                                         August 31,
                                                 ---------------------
                                                    2006         2005
                                                 --------     --------

Option Plan Shares
Expected Term (in years)....................           5            5
Volatility..................................        0.76         0.78
Expected Dividend...........................       $0.00        $0.00
Risk-free Interest Rates....................       5.10%        3.96%
Estimated Forfeiture Rate...................          4%           0%
Weighted Average Fair Value.................       $5.47        $2.00



                                                    Three months ended
                                                         August 31,
                                                -------------------------
                                                    2006          2005
                                                -----------   -----------

Employee Stock Purchase Plan Shares
Expected Term (in years)..............           0.5 - 2.0     0.5 - 2.0
Volatility..................................    0.80 - 0.82   0.59 - 0.79
Expected Dividend...........................       $0.00         $0.00
Risk-free Interest Rates....................    4.0% - 5.2%   2.4% - 3.1%
Estimated Forfeiture Rate...................          4%            0%
Weighted Average Fair Value.................       $5.14         $5.21


    The following table summarizes the stock options transactions during the three months ended August 31, 2006 (in thousands, except per share data):

                                            Outstanding Options
                                ---------------------------------------------
                                                        Weighted
                                              Number    Average    Aggregate
                                 Available      of      Exercise   Intrinsic
                                  Shares      Shares      Price      Value
                                ----------   --------  ---------  ----------

Balances, May 31, 2006........      334         1,269      $3.81

  Options granted.............     (145)          145      $8.54
  Options exercised...........       --           (91)     $4.11
                                ----------   --------
Balances, August 31, 2006.....      189         1,323      $4.31      $7,496
                                ==========   ========

Options exercisable and expected to be
  exercisable at August 31, 2006                1,264      $4.26      $7,224
                                             ========



    The options outstanding and exercisable at August 31, 2006 were in the following exercise price ranges:

                          Options Outstanding             Options Exercisable
                          at August 31, 2006               at August 31, 2006
                  -----------------------------------  ----------------------------
                               Weighted
                               Average    Weighted             Weighted
                    Number     Remaining   Average   Number     Average   Aggregate
    Range of     Outstanding  Contractual Exercise Exercisable  Exercise  Intrinsic
Exercise Prices     Shares    Life (Years)  Price    Shares       Price     Value
---------------- ------------ ----------- -------- ----------- --------   ---------
  $2.49 - $3.63           581        5.02    $3.09         274    $3.09
  $3.66 - $4.08           278        3.63    $3.91         251    $3.92
  $4.25 - $4.95           214        2.98    $4.50         182    $4.52
  $5.25 - $6.25           105        2.03    $5.83          95    $5.80
  $8.45 - $9.30           145        6.88    $8.54           3    $8.54
                 ------------                      -----------
  $2.49 - $9.30         1,323        4.36    $4.31         805    $4.01     $4,799
                 ============                      ===========

    The total intrinsic value of options exercised during the three months ended August 31, 2006 was $367,000.



3.  EARNINGS PER SHARE

    Earnings per share is computed based on the weighted average number of common and common equivalent shares (common stock options) outstanding, when dilutive, during each period using the treasury stock method.

                                                      Three Months Ended
                                                          August 31,
                                                    ----------  ----------
                                                       2006        2005
                                                    ----------  ----------
                                                    (in thousands, except
                                                        per share amounts)

Net income (loss) available to common shareholders:

Numerator: Net income (loss).......................      $ 557      $ (244)
                                                    ----------  ----------
Denominator for basic income (loss) per share:
  Weighted-average shares outstanding .............      7,683       7,482
                                                    ----------  ----------
Shares used in basic income (loss) per share
  calculation......................................      7,683       7,482


Effect of dilutive securities......................        643          --
                                                    ----------  ----------
Denominator for diluted net income (loss)
    per share......................................      8,326       7,482
                                                    ----------  ----------

Basic net income (loss) per share..................      $0.07      $(0.03)
                                                    ==========  ==========
Diluted net income (loss) per share................      $0.07      $(0.03)
                                                    ==========  ==========


    Stock options to purchase 12,000 shares of common stock were outstanding on August 31, 2006, but not included in the computation of diluted income per share, because the inclusion of such shares would be anti-dilutive. Stock options to purchase 1,408,000 shares of common stock were outstanding on August 31, 2005, but were not included in the computation of diluted loss per share because the inclusion of such shares would be anti-dilutive.


4.  INVENTORIES

Inventories are comprised of the following (in thousands):

                                           August 31,    May 31,
                                             2006         2006
                                         -----------  -----------

Raw materials and sub-assemblies              $2,611       $3,039
Work in process                                3,448        2,978
Finished goods                                   226        1,225
                                         -----------  -----------
                                              $6,285       $7,242
                                         ===========  ===========

5.  SEGMENT INFORMATION

    The Company operates in one reportable segment; the design, manufacture and marketing of advanced test and burn-in products to the semiconductor manufacturing industry.

    The following presents information about the Company's operations in different geographic areas (in thousands):



                                       United                        Adjust-
                                       States     Asia     Europe     ments     Total
                                      --------- --------- --------- --------- ---------
Three months ended August 31, 2006:
  Net sales......................       $ 6,442    $1,216      $ 29   $  (551)  $ 7,136
  Portion of U.S. net sales
    from export sales............         3,797        --        --        --     3,797
  Income (loss) from operations..           286        97      (150)       (2)      231
  Identifiable assets............        32,804     1,207       712   (10,903)   23,820
  Property and equipment, net....           745        86        23        --       854

Three months ended August 31, 2005:
  Net sales......................       $ 3,961    $  583      $195   $   (93)  $ 4,646
  Portion of U.S. net sales
    from export sales............         3,278        --        --        --     3,278
  Loss from operations ..........          (287)       (3)      (43)       35      (298)
  Identifiable assets............        29,826     1,171       883   (10,499)   21,381
  Property and equipment, net....         1,156       195        30        --     1,381


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

    Following is a summary of changes in the Company's liability for product warranties during the three months ended August 31, 2006 and 2005:

                                                       Three months ended
                                                            August 31,
                                                   ------------------------
                                                       2006         2005
                                                   -----------  -----------
                                                          (in thousands)

Balance at the beginning of the period ...........       $169          $213
Accruals for warranties issued during the period..        114            --
Reversal of warranties issued during the period...         --           (11)
Settlements made during the period
 (in cash or in kind).............................       (106)          (60)
                                                  -----------   -----------
Balance at the end of the period..................       $177          $142
                                                  ===========   ===========


7.  OTHER COMPREHENSIVE INCOME (LOSS)

    Other comprehensive income (loss), net of tax are comprised of the following:


                                                       Three months ended
                                                            August 31,
                                                   ------------------------
                                                       2006         2005
                                                   -----------  -----------
                                                          (in thousands)

Net income (loss)................................         $557        $(244)
Foreign currency translation adjustments.........          (12)           1
Unrealized holding gains arising
  during period .................................            2            4
                                                   -----------  -----------
Comprehensive income (loss)......................         $547        $(239)
                                                   ===========  ===========


8.  RECENT ACCOUNTING PRONOUNCEMENTS

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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this document and with our Annual Report on Form 10-K for the fiscal year ended May 31, 2006 and the consolidated financial statements and notes thereto.

    In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. These statements typically may be identified by the use of forward-looking words or phrases such as "believe," "expect," "intend," "anticipate," "should," "planned," "estimated," and "potential," among others and include, but are not limited to, statements concerning our expectations regarding our operations, business, strategies, prospects, revenues, expenses, costs and resources. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those the anticipated results or other expectations reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and other factors beyond our control, and in particular, the risks discussed in Part II, Item 1A. Risk Factors and those discussed in other documents we file with the Securities and Exchange Commission. All forward-looking statements included in this document are based on our current expectations, and we undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

CRITICAL ACCOUNTING POLICIES

    The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, long-term service contracts, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of the critical accounting policies, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2006.

RESULTS OF OPERATIONS

    The following table sets forth items in the Company's unaudited condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

                                              Three Months Ended
                                                  August 31,
                                            ---------------------
                                                2006       2005
                                            ---------- ----------
Net sales. . . . . . . . . . . . . . . . .      100.0 %    100.0 %
Cost of sales. . . . . . . . . . . . . . .       54.4       52.9
                                            ---------- ----------
Gross profit . . . . . . . . . . . . . . .       45.6       47.1
                                            ---------- ----------
Operating expenses:
  Selling, general and administrative. . .       22.9       31.3
  Research and development . . . . . . . .       19.4       22.3
                                            ---------- ----------
          Total operating expenses . . . .       42.3       53.6
                                            ---------- ----------
Income (loss) from operations  . . . . . .        3.3       (6.5)

Interest income. . . . . . . . . . . . . .        1.7        1.0
Other income (expense), net. . . . . . . .        3.0         --
                                            ---------- ----------
Income (loss) before income taxes. . . . .        8.0       (5.5)

Income tax expense (benefit) . . . . . . .        0.2       (0.2)
                                            ---------- ----------
Net income (loss). . . . . . . . . . . . .        7.8 %     (5.3)%
                                            ========== ==========


THREE MONTHS ENDED AUGUST 31, 2006 COMPARED TO THREE MONTHS ENDED AUGUST 31,
2005

    NET SALES. Net sales increased to $7.1 million in the three months ended August 31, 2006 from $4.6 million in the three months ended August 31, 2005, an increase of 53.6%. The increase in net sales in the three months ended August 31, 2006 resulted primarily from increases in net sales of the Company's monitored burn-in products. Net sales of the Company's monitored burn-in products for the three months ended August 31, 2006 were $4.5 million, and increased approximately $2.0 million from the three months ended August 31, 2005. The Company expects net sales in the second quarter of fiscal 2007 to be similar to those of the first quarter of fiscal 2007.

    GROSS PROFIT.  Gross profit consists of net sales less cost of sales.
Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit increased to $3.3 million in the three months ended August 31, 2006 from $2.2 million in the three months ended August 31, 2005, an increase of 48.7%. As a percentage of net sales, gross profit margin decreased to 45.6% in the three months ended August 31, 2006 from 47.1% in the three months ended August 31, 2005. The decrease in gross profit margin from last year was primarily due to low introductory selling prices offered to a new Asian customer. Prices to that customer for similar systems have subsequently been increased.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related costs of employees, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses of $1.6 million in the three months ended August 31, 2006 increased from $1.5 million in the three months ended August 31, 2005, an increase of 12.6%. The increase in SG&A expenses was primarily due to an increase in employee stock compensation expenses of $92,000. As a percentage of net sales, SG&A expenses decreased to 22.9% in the three months ended August 31, 2006 from 31.3% in the three months ended August 31, 2005, reflecting higher net sales.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses increased to $1.4 million in the three months ended August 31, 2006 from $1.0 million in the three months ended August 31, 2005, an increase of 34.1%. This increase was primarily due to an increase in project related professional service expenses of $137,000, employment related expenses of $102,000, and stock compensation expenses of $64,000. As a percentage of net sales, R&D expenses decreased to 19.4% in the three months ended August 31, 2006 from 22.3% in the three months ended August 31, 2005, reflecting higher net sales.

    INTEREST INCOME. Interest income increased to $122,000 in the three months ended August 31, 2006 from $46,000 in the three months ended August 31, 2005. Approximately 60% of the increase in interest income was the result of higher interest rates earned and approximately 40% of the increase in interest income was the result of higher invested balances.

    OTHER INCOME, NET. Other income, net increased to $216,000 in the three months ended August 31, 2006 from zero in the three months ended August 31, 2005. The increase in other income, net was primarily due to the receipt of a dividend paid by the Company's investment in ESA Electronics Pte Ltd., a Singapore company.

    INCOME TAX EXPENSE (BENEFIT). Income tax expense was $12,000 in the three months ended August 31, 2006 and income tax benefit was $8,000 in the three months ended August 31, 2005. The income tax expense in the three months ended August 31, 2006 was primarily attributable to alternate minimum tax requirements for the Company's U.S. operations. The income tax benefit in the three months ended August 31, 2005 primarily related to the income or loss earned in the Company's German subsidiary. The Company's U.S. operations and its Japanese subsidiary have experienced significant cumulative losses and thus generated certain net operating losses available to offset future taxes payable in the U.S. and Japan. As a result of the cumulative operating losses in the Company's U.S. operations and its Japanese subsidiary, a valuation allowance was established for the full amount of its net deferred tax assets for both its U.S. operations and its Japanese subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was approximately $1.0 million for the three months ended August 31, 2006 and $2.7 million for the three months ended August 31, 2005. For the three months ended August 31, 2006, net cash used in operating activities of $1.0 million was primarily due to a decrease in accrued expenses and deferred revenues of $2.1 million and an increase in accounts receivable of $720,000, partially offset by a decrease in inventories of $956,000 and the net income of $557,000. The primary reasons for these changes were: (1) accrued expenses and deferred revenue decreased primarily due to revenue recognized from deferrals made in prior periods which were earned in this quarter, (2) accounts receivable increased because a large multinational customer was beyond its payment terms at August 31, 2006 (this customer's past due receivables were paid in September 2006), and (3) inventories decreased primarily due to the costs of revenue transactions recognized from deferrals noted in item (1) above. For the three months ended August 31, 2005, net cash used in operating activities was due primarily to increases in accounts receivable of $2.1 million and inventories of $915,000, and the net loss of $244,000, partially offset by an increase in accounts payable of $266,000.

    Net cash used in investing activities was approximately $184,000 for the three months ended August 31, 2006 and net cash provided by investing activities was approximately $1.9 million for the three months ended August 31, 2005. The net cash used in investing activities during the three months ended August 31, 2006 was primarily attributable to $4.2 million of purchase of investments, partially offset by $4.0 million net proceeds from sales and maturities of investments. The net cash provided by investing activities during the three months ended August 31, 2005 was primarily due to the net proceeds from sales and maturity of investments, partially offset by the purchase of investments.

Financing activities provided cash of approximately $373,000 in the three months ended August 31, 2006. Financing activities neither used nor provided cash in the three months ended August 31, 2005. Net cash provided by financing activities during the three months ended August 31, 2006 was due to proceeds from issuance of common stock and exercise of stock options.

    As of August 31, 2006, the Company had working capital of $18.5 million. Working capital consists of cash and cash equivalents, short-term investments, accounts receivable, inventory and other current assets, less current liabilities.

    The Company announced in August 1998 that its board of directors had authorized the repurchase of up to 1,000,000 shares of its outstanding common shares. The Company may repurchase the shares in the open market or in privately negotiated transactions, from time to time, subject to market conditions. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase program may be interrupted or discontinued at any time. Any such repurchase of shares, if consummated, may use a portion of the Company's working capital. As of May 31, 2006, the Company had repurchased 523,700 shares at an average price of $3.95. Shared repurchased by the Company are cancelled. During the first quarter of 2007, the Company did not repurchase any of its outstanding common stock.

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

OFF-BALANCE SHEET ARRANGEMENTS

    The Company has not entered into any off-balance sheet financing arrangements and has not established any variable interest entities.

OVERVIEW OF CONTRACTUAL OBLIGATIONS

    There have been no material changes in the composition, magnitude or other key characteristics of the Company's contractual obligations or other commitments as disclosed in the Company's Form 10-K for the year ended May 31, 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The Company considered the provisions of Financial Reporting Release No. 48, "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity instruments at August 31, 2006.

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

                        PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

    None.

Item 1A. RISK FACTORS

    Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the Securities and Exchange Commission, including without limitation our most recently filed Form 10-K, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements in this Quarterly Report on Form 10-Q. We believe that these risks and uncertainties are the principal material risks facing the Company as of the date of this Form 10-Q. In the future, we may become subject to additional risks that are not currently known to us. If any of these risks actually occur, our business, financial condition and operating results could be seriously harmed. As a result, the trading price of our common stock could decline, and you could lose all or part of the value of your investment.

     CUSTOMER CONCENTRATION. The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and contract assemblers accounting for a substantial portion of the purchases of semiconductor equipment. Sales to the Company's five largest customers accounted for approximately 82.9%, 73.1% and 70.5% of its net sales in fiscal 2006, 2005 and 2004, respectively. Sales to the Company's five largest customers accounted for approximately 77.4% of its net sales in the three months ended August 31, 2006. During fiscal 2006, Texas Instruments Incorporated and Spansion Inc. (formerly FASL LLC.) accounted for 47.9% and 24.9% of the Company's net sales, respectively. During fiscal 2005, Spansion Inc. and Texas Instruments Incorporated accounted for 43.1% and 16.9% of the Company's net sales, respectively. No other customers represented more than 10% of the Company's net sales for any of such periods. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. In addition, sales to particular customers may fluctuate significantly from quarter to quarter. The loss of or reduction or delay in an order or orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect the Company's business, financial condition and operating results.

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

    The semiconductor equipment industry is intensely competitive. Significant competitive factors in the semiconductor equipment market include price, technical capabilities, quality, delivery lead-time, flexibility, automation, cost of ownership, reliability, throughput, product availability and customer service. In each of the markets it serves, the Company faces competition from established competitors and potential new entrants, many of which have greater financial, engineering, manufacturing and marketing resources than the Company.


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

    The Company's test fixture products face numerous regional competitors. There are limited barriers to entry into the burn-in board ("BIB") market, and as a result, many companies design and manufacture BIBs, including BIBs for use with the Company's MAX system. The Company's strategy is to provide only certain high performance BIBs, and the Company generally does not compete to supply low cost, low performance BIBs. The Company has a partnership with Pycon, Inc. whereby Pycon, Inc. designs, manufactures and sells the BIBs and the Company provides Pycon, Inc. with system know-how. Both companies jointly market and sell the BIBs and performance test boards ("PTBs"). There can be no assurance that the partnership will be successful. The Company has granted royalty-bearing licenses to several companies to make performance test boards for use with the Company's MTX systems and BIBs for use with the Company's MAX4 systems, in order to assure customers of a second source of supply, and the Company may grant additional licenses as well. Sales of PTBs and MAX4 BIBs by licensees result in royalties to the Company.

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

                                                 Aehr Test Systems
                                                    (Registrant)

Date:     October 13, 2006                 /s/    RHEA J. POSEDEL
                                           ---------------------------
                                                  Rhea J. Posedel
                                            Chief Executive Officer and
                                        Chairman of the Board of Directors


Date:     October 13, 2006                 /s/    GARY L. LARSON
                                           ----------------------------
                                                  Gary L. Larson
                                            Vice President of Finance and
                                               Chief Financial Officer

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