Form 10-Q
period 2006-11-30
AEHR TEST SYSTEMS
filed 2007-01-16
CIK 1040470

                                    FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 2006.

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

                    (Item 1)      YES  X       NO
                                      ---         ---

                    (Item 2)      YES  X       NO
                                      ---         ---

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer    Accelerated filer     Non-accelerated filer  X
                       ---                   ---                       ---

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                  YES          NO  X
                                      ---         ---

     Number of shares of Common Stock, $0.01 par value, outstanding at December 31, 2006 was 7,758,820.

                                      FORM 10-Q

                       FOR THE QUARTER ENDED NOVEMBER 30, 2006

                                       INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
               November 30, 2006 and May 31, 2006 . . . . . . . . . . .   4

          Condensed Consolidated Statements of Operations for the three
               months and six months ended November 30, 2006 and 2005 .   5

          Condensed Consolidated Statements of Cash Flows for the
               six months ended November 30, 2006 and 2005  . . . . . .   6

          Notes to Condensed Consolidated Financial Statements. . . . .   7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations. . . . . . . . . . . . . . . .  16

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risks. .  22

ITEM 4.  Controls and Procedures. . . . . . . . . . . . . . . . . . . .  22


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . .  23

ITEM 1A. Risk Factors   . . . . . . . . . . . . . . . . . . . . . . . .  23

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds. .  25

ITEM 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . .  25

ITEM 4.  Submission of Matters to a Vote of Security Holders  . . . . .  26

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

                        PART I.  FINANCIAL STATEMENTS

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                               AEHR TEST SYSTEMS
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                 November 30,     May 31,
                                                      2006         2006
                                                 -----------  -----------
                        ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . .    $ 8,963      $ 9,405
  Short-term investments. . . . . . . . . . . . .      3,182        1,600
  Accounts receivable, net of allowances for
    doubtful accounts of $41 and $70 at
    November 30, 2006 and May 31, 2006,
    respectively  . . . . . . . . . . . . . . . .      3,557        4,531
  Inventories . . . . . . . . . . . . . . . . . .      5,938        7,242
  Prepaid expenses and other. . . . . . . . . . .      1,107          357
                                                 -----------  -----------
    Total current assets  . . . . . . . . . . . .     22,747       23,135

Property and equipment, net . . . . . . . . . . .      1,032          959
Goodwill  . . . . . . . . . . . . . . . . . . . .        274          274
Other assets  . . . . . . . . . . . . . . . . . .        523          525
                                                 -----------  -----------
    Total assets  . . . . . . . . . . . . . . . .    $24,576      $24,893
                                                 ===========  ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . .    $   901      $ 1,130
  Accrued expenses. . . . . . . . . . . . . . . .      2,330        2,347
  Deferred revenue. . . . . . . . . . . . . . . .        238        2,335
                                                 -----------  -----------
    Total current liabilities . . . . . . . . . .      3,469        5,812

Accrued lease commitment. . . . . . . . . . . . .        247          264
                                                 -----------  -----------
    Total liabilities . . . . . . . . . . . . . .      3,716        6,076
                                                 -----------  -----------
Shareholders' equity:
  Common stock, $0.01 par value:
    Issued and outstanding: 7,757 shares and
    7,630 shares at November 30, 2006 and
    May 31, 2006, respectively. . . . . . . . . .         78           76
  Additional paid-in capital. . . . . . . . . . .     38,904       38,081
  Accumulated other comprehensive income. . . . .      1,265        1,291
  Accumulated deficit . . . . . . . . . . . . . .    (19,387)     (20,631)
                                                 -----------  -----------
    Total shareholders' equity  . . . . . . . . .     20,860       18,817
                                                 -----------  -----------
    Total liabilities and shareholders' equity. .    $24,576      $24,893
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

                                     AEHR TEST SYSTEMS
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (in thousands, except per share data)
                                         (Unaudited)

                                                 Three Months Ended        Six Months Ended
                                                     November 30,              November 30,
                                               ---------------------     ---------------------
                                                  2006         2005         2006        2005
                                               ---------   ---------     ---------   ---------

Net sales. . . . . . . . . . . . . . . . . . .    $6,249      $5,817       $13,385     $10,463
Cost of sales. . . . . . . . . . . . . . . . .     3,290       3,112         7,173       5,570
                                               ---------   ---------     ---------   ---------
Gross profit . . . . . . . . . . . . . . . . .     2,959       2,705         6,212       4,893
                                               ---------   ---------     ---------   ---------
Operating expenses:
  Selling, general and administrative. . . . .     1,519       1,542         3,154       2,994
  Research and development . . . . . . . . . .     1,522       1,006         2,909       2,040
                                               ---------   ---------     ---------   ---------
      Total operating expenses . . . . . . . .     3,041       2,548         6,063       5,034
                                               ---------   ---------     ---------   ---------
Income (loss) from operations . .  . . . . . .       (82)        157           149        (141)

Interest income  . . . . . . . . . . . . . . .       134          36           256          80
Other income, net . . . .  . . . . . . . . . .       651          12           867          14
                                               ---------   ---------     ---------   ---------
Income (loss) before income tax expense. . . .       703         205         1,272         (47)

Income tax expense . . . . . . . . . . . . . .        16          39            28          31
                                               ---------   ---------     ---------   ---------
Net income (loss) . .. . . . . . . . . . . . .    $  687      $  166       $ 1,244     $   (78)
                                               =========   =========     =========   =========

Net income (loss) per share - basic . .  . . .    $ 0.09      $ 0.02       $  0.16     $ (0.01)
Net income (loss) per share - diluted . .  . .    $ 0.08      $ 0.02       $  0.15     $ (0.01)

Shares used in per share calculations:
  Basic. . . . . . . . . . . . . . . . . . . .     7,749       7,496         7,716       7,489
  Diluted. . . . . . . . . . . . . . . . . . .     8,243       7,514         8,284       7,489


                     The accompanying notes are an integral part of these
                         condensed consolidated financial statements.

                                   AEHR TEST SYSTEMS
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (in thousands)
                                      (Unaudited)

                                                       Six Months Ended
                                                         November 30,
                                                   ----------------------
                                                       2006        2005
                                                   ----------  ----------
Cash flows from operating activities:
  Net income (loss).............................       $1,244      $  (78)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
    activities:
    Stock compensation expense..................          345          --
    Provision for doubtful accounts.............          (28)         66
    Accrued lease commitment ...................          (17)         (5)
    Loss on disposal of property and equipment..           41          45
    Depreciation and amortization...............          144         210
    Changes in operating assets and liabilities:
      Accounts receivable.......................          973      (1,394)
      Inventories...............................        1,317      (1,726)
      Accounts payable..........................         (229)        180
      Accrued expenses and deferred revenue.....       (2,114)        610
      Prepaid expenses and other................         (750)        190
                                                   ----------  ----------
        Net cash provided by (used in)
          operating activities..................          926     (1,902)
                                                   ----------  ----------
Cash flows from investing activities:

    Purchase of investments.....................       (9,482)     (4,790)
    Net proceeds from sales and
      maturity of investments...................        7,901       8,013
    Purchase of property and equipment .........         (261)       (136)
                                                   ----------  ----------
        Net cash provided by (used in)
          investing activities..................       (1,842)      3,087
                                                   ----------  ----------
Cash flows from financing activities:
    Proceeds from issuance of common stock
      and exercise of stock options.............          480          68
                                                   ----------  ----------
        Net cash provided by
          financing activities..................          480          68
                                                   ----------  ----------

Effect of exchange rates on cash................           (6)       (398)
                                                   ----------  ----------
        Net increase (decrease) in cash and
          cash equivalents......................         (442)        855

Cash and cash equivalents, beginning of period..        9,405       4,952
                                                   ----------  ----------
Cash and cash equivalents, end of period........       $8,963      $5,807
                                                   ==========  ==========

Supplementary disclosure of non-cash item:
Transfer of inventory to property and equipment.       $   --      $  231
                                                   ==========  ==========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               AEHR TEST SYSTEMS
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


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

        In the opinion of management, the unaudited condensed consolidated financial statements for the interim periods presented reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the condensed consolidated financial position and results of operations as of and for such periods indicated. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2006 Annual Report on Form 10-K for the fiscal year ended May 31, 2006 filed with the SEC on August 29, 2006 and the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2006 filed with the SEC on October 13, 2006. Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

        PRINCIPLES OF CONSOLIDATION. The unaudited condensed consolidated financial statements include the accounts of Aehr Test Systems and its subsidiaries (collectively, the "Company," "we," "us," and "our"). All significant intercompany balances have been eliminated in consolidation.

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


2.  STOCK-BASED COMPENSATION

    Prior to June 1, 2006, the Company's stock-based employee compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, as permitted by Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The Company generally did not recognize stock-based compensation cost in its condensed consolidated statement of operations for periods prior to June 1, 2006 as most options granted had an exercise price equal to or higher than the market value of the underlying common stock on the date of the grant.

    The Company adopted the provisions of SFAS No. 123 (revised 2004),"Share-Based Payment" ("SFAS No. 123(R)"), using the modified prospective transition method, which requires the application of the accounting standard as of June 1, 2006, the first day of the Company's fiscal year 2007. SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at each grant date, based on the fair value of the award, and is recognized as expense over the employee's requisite service period. All of the Company's stock compensation is accounted for as an equity instrument. The Company's condensed consolidated financial statements as of and for the three and six months ended November 30,

2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company's condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). See Notes 9 and 10 in the Company's Form 10-K for fiscal 2006 filed on August 29, 2006 for further information regarding the stock option and employee stock purchase plans ("ESPP"). Under the modified prospective transition method, stock compensation cost has been recognized in the three and six months ended November 30, 2006 in the condensed consolidated statement of operations for stock awards granted or modified after May 31, 2006 and for stock awards granted prior to, but unvested as of, June 1, 2006.

Prior to the Adoption of SFAS No. 123(R)

     Prior to the adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148").

    The following table illustrates the pro forma effect on our net income
(loss) and net income (loss) per share for the three and six months ended November 30, 2005 if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation using the Black-Scholes valuation method (in thousands, except per share data):

                                              Three Months Ended   Six months ended
                                              November 30, 2005    November 30, 2005
                                              ------------------   -----------------
Net income (loss), as reported:.............               $166                $(78)

Deduct: Total stock compensation expense
        determined under fair value based
        method for all awards, net of
        related tax effects.................               (189)               (382)
                                              ------------------   -----------------
Pro forma net loss..........................               $(23)              $(460)
                                              ==================   =================
Net income (loss) per share:

Basic and diluted, as reported .............              $0.02              $(0.01)
                                              ==================   =================
Basic and diluted, pro forma ...............              $0.00              $(0.06)
                                              ==================   =================

Impact of the Adoption of SFAS 123(R)

     The Company elected to adopt the modified prospective application transition method as provided by SFAS No. 123(R), and we recorded $177,000 and $345,000 of stock compensation expense in our unaudited condensed consolidated statements of operations for the three and six months ended November 30, 2006. As required by SFAS No. 123(R), the Company has made an estimate of expected forfeitures and is recognizing compensation costs only for those stock-based compensation awards expected to vest.

     The following table summarizes compensation costs related to the Company's stock-based compensation for the three and six months ended November 30, 2006 (in thousands, except per share data):

                                              Three Months Ended   Six months ended
                                              November 30, 2006    November 30, 2006
                                              ------------------   -----------------
Stock-based compensation in the form of employee
  stock options and ESPP shares, included in:

Cost of sales   . . . . . .. . . . . . . . .                $ 15                $ 27
Selling, general and administrative  . . . .                  96                 188
Research and development . . . . . . . . . .                  66                 130
                                              ------------------   -----------------
Total stock-based compensation . . . . . . .                 177                 345
Tax effect on stock-based compensation                        --                  --
                                              ------------------   -----------------
Net effect on net income                                    $177                $345
                                              ==================   =================
Effect on net income per share:
  Basic                                                    $0.02               $0.04
  Diluted                                                  $0.02               $0.04


    As of November 30, 2006, the total compensation cost related to unvested stock-based awards under the Company's 1996 and 2006 Stock Option Plans, but not yet recognized, was approximately $1,141,000 which is net of estimated forfeitures of $84,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 3.4 years.

    During the three and six months ended November 30, 2006, the Company recorded stock-based compensation related to our ESPP of $37,000 and $74,000, respectively. As of November 30, 2006, the total compensation cost related to options to purchase the Company's common shares under the ESPP but not yet recognized was approximately $165,000.

Valuation Assumptions

    Valuation and Amortization Method. The Company estimates the fair value of stock options granted using the Black-Scholes option valuation method and a single option award approach for options granted after June 1, 2006. The multiple option approach has been used for all options granted prior to June 1, 2006. The fair value under the single option approach is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value under the multiple option approach is amortized on a weighted basis over the requisite service periods of the awards, which is generally the vesting period.

    Expected Term. The Company's expected term represents the period that the Company's stock-based awards are expected to be outstanding and was determined based on historical experience, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as evidenced by changes to the terms of its stock-based awards.

    Expected Volatility. Volatility is a measure of the amounts by which a financial variable such as stock price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company uses the historical volatility for the past five years, which matches the term of most of the option grants, to estimate expected volatility. Volatility for each of the ESPP's four time periods of six months, twelve months, eighteen months, and twenty-four months is calculated separately and included in the overall stock-based compensation cost recorded.

    Dividends. The Company has never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation method.

    Risk-Free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes option valuation method on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of the stock awards including the ESPP.

    Estimated Forfeitures. When estimating forfeitures, the Company considers voluntary termination behavior as well as analysis of actual option forfeitures.

    Fair Value. The fair values of the Company's stock options granted to employees and ESPP shares for the three and six months ended November 30, 2006 were estimated using the following weighted average assumptions in the Black-Scholes valuation method consistent with the provisions of SFAS No. 123(R), Securities and Exchange Commission Staff Accounting Bulletin No. 107 and the Company's prior pro forma disclosures of net income (loss), including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123).

     The fair value of our stock options granted to employees for the three months and six months ended November 30, 2006 and 2005 was estimated using the following weighted-average assumptions:

                                          Three months ended      Six months ended
                                              November 30,           November 30,
                                          -------------------     ----------------
                                            2006        2005        2006     2005
                                          --------    -------     -------  -------
Option Plan Shares
Expected Term (in years)..............           5          5           5        5
Expected Volatility...................        0.76       0.79        0.76     0.79
Expected Dividend.....................       $0.00      $0.00       $0.00    $0.00
Risk-free Interest Rates..............       4.81%      4.26%       4.81%    4.11%
Estimated Forfeiture Rate.............          4%         0%          4%       0%
Weighted Average Fair Value...........       $4.17      $2.44       $5.19    $2.08



     The fair value of our ESPP shares for the three months and six months ended November 30, 2006 and 2005 was estimated using the following weighted-average assumptions:

                                        Three months ended      Six months ended
                                            November 30,           November 30,
                                       ---------------------   ---------------------
                                          2006       2005        2006        2005
                                       ---------   ---------   ---------   ---------
Employee Stock Purchase Plan Shares
Expected Term (in years).............   0.5-2.0     0.5-2.0     0.5-2.0     0.5-2.0
Expected Volatility..................  0.73-0.84   0.79-0.80   0.73-0.84   0.79-0.80
Expected Dividend....................    $0.00       $0.00       $0.00       $0.00
Risk-free Interest Rates.............  4.3%-5.1%   3.0%-3.8%   4.3%-5.1%   3.0%-3.8%
Estimated Forfeiture Rate............       4%          0%          4%          0%
Weighted Average Fair Value..........    $5.11       $5.21       $5.11       $5.21


    The following table summarizes the stock option transactions during the six months ended November 30, 2006 (in thousands, except per share data):


                                            Outstanding Options
                                ---------------------------------------------
                                                        Weighted
                                              Number    Average    Aggregate
                                 Available      of      Exercise   Intrinsic
                                  Shares      Shares      Price      Value
                                ----------   --------  ---------  ----------
Balances, May 31, 2006........         334      1,269      $3.81

  Options granted.............        (145)       145      $8.54
  Options exercised...........          --        (91)     $4.11
                                ----------   --------
Balances, August 31, 2006.....         189      1,323      $4.31      $7,496

  Additional shares reserved..         600         --
  Options granted.............         (39)        39      $6.43
  Options exercised...........          --         (6)     $3.81
                                ----------   --------
Balances, November 30, 2006.....       750      1,356      $4.37        $802
                                ==========   ========


Options exercisable and expected to be
  exercisable at November 30, 2006              1,302      $4.37        $768
                                             ========


    The options outstanding and exercisable at November 30, 2006 were in the following exercise price ranges (in thousands, except per share data):

                          Options Outstanding             Options Exercisable
                          at November 30, 2006            at November 30, 2006
                  -----------------------------------  ----------------------------
                               Weighted
                               Average     Weighted             Weighted
                    Number     Remaining    Average   Number     Average   Aggregate
    Range of     Outstanding  Contractual  Exercise Exercisable  Exercise  Intrinsic
Exercise Prices     Shares    Life (Years)   Price    Shares       Price     Value
---------------- ------------ -----------  -------- ----------- --------   ---------
  $2.49 - $3.63           578        4.77     $3.09         309    $3.10
  $3.66 - $4.08           278        3.78     $3.91         262    $3.91
  $4.25 - $4.95           211        2.70     $4.50         182    $4.52
  $5.25 - $6.25           137        2.51     $5.89          98    $5.81
  $8.45 - $9.30           152        6.54     $8.51          13    $8.53
                 ------------                       -----------
  $2.49 - $9.30         1,356        4.13     $4.37         864    $4.03       $803
                 ============                       ===========


    The total intrinsic value of options exercised for the three and six months ended November 30, 2006 was $22,000 and $389,000, respectively.


3.  EARNINGS PER SHARE

    Earnings per share is computed based on the weighted average number of common and common equivalent shares (common stock options and ESPP shares) outstanding, when dilutive, during each period using the treasury stock method.


                                           Three Months Ended     Six Months Ended
                                              November 30,           November 30,
                                           ---------  -------  --------   --------
                                              2006      2005      2006      2005
                                           --------   -------  --------   --------
                                           (in thousands, except per share amounts)
Numerator: Net income (loss)...............  $  687    $  166    $1,244     $  (78)
                                           --------   -------  --------   --------
Denominator for basic net income (loss) per
share:
  Weighted-average shares outstanding .....   7,749     7,496     7,716      7,489
                                           --------   -------  --------   --------
Shares used in basic per share calculation.   7,749     7,496     7,716      7,489

Effect of dilutive securities..............     494        18       568         --
                                           --------   -------  --------   --------
Denominator for diluted net income (loss)
    per share..............................   8,243     7,514     8,284      7,489
                                           --------   -------  --------   --------

Basic net income (loss) per share..........  $ 0.09    $ 0.02    $ 0.16     $(0.01)
                                           ========   =======  ========   ========
Diluted net income (loss) per share........  $ 0.08    $ 0.02    $ 0.15     $(0.01)
                                           ========   =======  ========   ========


    Stock options to purchase 162,596 shares of common stock were outstanding on November 30, 2006, but not included in the computation of diluted income per share, because the inclusion of such shares would be anti-dilutive. Stock options to purchase 1,392,888 shares of common stock were outstanding on November 30, 2005, but were not included in the computation of diluted loss per share because the inclusion of such shares would be anti-dilutive.


4.  INVENTORIES

    Inventories are comprised of the following (in thousands):

                                         November 30,     May 31,
                                             2006          2006
                                         -----------    ----------

Raw materials and sub-assemblies              $2,997        $3,039
Work in process                                2,928         2,978
Finished goods                                    13         1,225
                                         -----------    ----------
                                              $5,938        $7,242
                                         ===========    ==========


5.  SEGMENT INFORMATION

    The Company operates in one reportable segment: the design, manufacture and marketing of advanced test and burn-in products to the semiconductor manufacturing industry.

    The following presents information about the Company's operations in different geographic areas (in thousands):

                                             United                        Adjust-
                                             States     Asia     Europe     ments     Total
                                           --------- --------- --------- --------- ---------
Three months ended November 30, 2006:
  Net sales......................            $ 6,061    $  746      $116   $  (674)  $ 6,249
  Portion of U.S. net sales
    from export sales............              1,884        --        --        --     1,884
  Income (loss) from operations..                (13)       81       (54)      (96)      (82)
  Identifiable assets............             33,508     1,521       820   (11,273)   24,576
  Property and equipment, net....                928        83        21        --     1,032

Six months ended November 30, 2006:
  Net sales......................            $12,503    $1,962      $145   $(1,225)  $13,385
  Portion of U.S. net sales
    from export sales............              4,873        --        --        --     4,873
  Income (loss) from operations..                273       178      (204)      (98)      149
  Identifiable assets............             33,508     1,521       820   (11,273)   24,576
  Property and equipment, net....                928        83        21        --     1,032

Three months ended November 30, 2005:
  Net sales......................            $ 5,766    $  557      $384   $  (890)  $ 5,817
  Portion of U.S. net sales
    from export sales............              4,662        --        --        --     4,662
  Income (loss) from operations..                185       (82)       86       (32)      157
  Identifiable assets............             30,301     1,907       903   (11,069)   22,042
  Property and equipment, net....              1,137       157        34        --     1,328

Six months ended November 30, 2005:
  Net sales......................            $ 9,727    $1,140      $579   $  (983)  $10,463
  Portion of U.S. net sales
    from export sales............              7,940        --        --        --     7,940
  Income (loss) from operations..               (102)      (85)       43         3      (141)
  Identifiable assets............             30,301     1,907       903   (11,069)   22,042
  Property and equipment, net....              1,137       157        34        --     1,328


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

    Following is a summary of changes in the Company's liability for product warranties during the three months and six months ended November 30, 2006 and 2005 (in thousands):

                                            Three Months Ended     Six Months Ended
                                               November 30,           November 30,
                                            ------------------     ----------------
                                               2006      2005        2006     2005
                                            --------  --------     -------  -------
Balance at the beginning of the period . .      $177      $142        $169     $213

Accruals for warranties issued
  during the period  . . . . . . . . . . .        61        13         175       54
Reversals of warranties issued
  during the period  . . . . . . . . . . .       (49)       --         (49)     (52)
Settlement made during the period
  (in cash or in kind) . . . . . . . . . .       (52)      (36)       (158)     (96)
                                            --------   -------     -------  -------
Balance at the end of the period . . . . .      $137      $119        $137     $119
                                            ========   =======     =======  =======

7.  OTHER COMPREHENSIVE INCOME (LOSS)

    Other comprehensive income (loss), net of tax are comprised of the following (in thousands):

                                           Three Months Ended     Six Months Ended
                                              November 30,           November 30,
                                           ------------------    ------------------
                                             2006       2005        2006      2005
                                           -------    -------    --------   -------
Net income (loss). . . . . . . . . . . .      $687       $166      $1,244     $ (78)
Foreign currency translation
  adjustments expense. . . . . . . . . .       (15)       (65)        (27)      (64)
Unrealized holding gains (losses)
  arising during period. . . . . . . . .        (1)        --           1         4
                                           -------    -------    --------   -------
Comprehensive income (loss). . . . . . .      $671       $101      $1,218     $(138)
                                           =======    =======    ========   =======

8.  EMPLOYEE BENEFIT PLANS

    In addition to the Company's 1996 Stock Option Plan and the 1997 Employee Stock Purchase Plan discussed in Note 9 and 10 in the Company's 2006 Form 10-K, the Company maintains the equity incentive plan and employee benefit plans under which its equity securities are authorized for issuance to the Company's employees, directors and consultants.

    The purpose of these plans is to provide equity ownership and compensation opportunities in the Company by attracting and retaining the services of qualified and talented persons to serve as employees, directors and/or consultants of the Company. Those plans were approved by the Company's shareholders.

    In October 2006, the Company's 2006 Equity Incentive Plan and the 2006 Employee Stock Purchase Plan ("2006 Plans,") were approved by the shareholders. The 2006 Plans replace the Company's Amended and Restated
1996 Stock Option Plan, which would otherwise have expired in 2006; and the Company's 1997 Employee Stock Purchase Plan, which would have otherwise expired in 2007. The Amended and Restated 1996 Stock Option Plan will continue to govern awards previously granted under that plan.

    As of November 30, 2006, out of the 2,105,612 shares authorized for grant under the 1996 Stock Option Plan and 2006 Plans, approximately 1,356,207 shares had been granted.

9.  RECENT ACCOUNTING PRONOUNCEMENTS

    In March 2006, FASB Emerging Issues Task Force issued Issue 06-03 ("EITF 06-03"), "How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement." A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes. As such, EITF 06-03 will not impact the method for recording these sales taxes in the consolidated financial statements.

    In June 2006, the FASB issued FASB Interpretation No. 48 "Accounting for Uncertain Tax Positions - An Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109 "Accounting for Income Taxes". It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 to its financial position and results of operations.

     In September 2006, the SEC released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 requires that public companies utilize a "dual-approach" to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. We are currently assessing the impact of adopting SAB 108, but we do not expect that it will have a material effect on our consolidated financial position or results of operations.

    In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value. Also, SFAS 157 establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact, if any, of SFAS 157 on its condensed consolidated financial statements.

    In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS 158 also requires additional disclosures in the notes to financial statements. SFAS 158 is effective for fiscal years ending after December 15, 2006. The Company is currently evaluating the impact of SFAS 158 on its condensed consolidated financial statements.

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

    During the first quarter of fiscal 2007, the Company implemented the following new critical accounting policy.

    STOCK-BASED COMPENSATION EXPENSE. Beginning on June 1, 2006, the Company began accounting for stock options and ESPP shares under the provisions of SFAS No. 123(R), "Shared-Based Payment," which requires the recognition of the fair value of stock-based compensation. Accordingly, stock-based compensation expense for all stock-based compensation awards granted after June 1, 2006 is measured at grant date, based on the fair value of the award which is computed using the Black-Scholes option valuation model, and is recognized as expense over the requisite service period for the employee. This methodology requires the use of subjective assumptions in implementing SFAS No. 123(R), including expected stock price volatility and estimated life of each award.

    Prior to the implementation of SFAS No. 123(R), the Company accounted for stock options and ESPP share under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and provided pro forma disclosures as required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123," which amended SFAS No. 123, "Accounting for Stock-Based Compensation." The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123(R). Accordingly, during the three and six months ended November 30, 2006, the Company recorded stock compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No. 123. We did not restate previously reported amounts.

RESULTS OF OPERATIONS

    The following table sets forth items in the Company's unaudited condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

                                           Three Months Ended      Six Months Ended
                                              November 30,           November 30,
                                          --------------------   -------------------
                                            2006        2005       2006       2005
                                          --------   ---------   --------   --------
Net sales. . . . . . . . . . . . . . . . .   100.0 %     100.0 %    100.0 %    100.0 %
Cost of sales. . . . . . . . . . . . . . .    52.6        53.5       53.6       53.2
                                          --------   ---------   --------   --------
Gross profit . . . . . . . . . . . . . . .    47.4        46.5       46.4       46.8
                                          --------   ---------   --------   --------
Operating expenses:
  Selling, general and administrative. . .    24.3        26.5       23.6       28.6
  Research and development . . . . . . . .    24.4        17.3       21.7       19.5
                                          --------   ---------   --------   --------
      Total operating expenses . . . . . .    48.7        43.8       45.3       48.1
                                          --------   ---------   --------   --------
Income (loss) from operations . .. . . . .    (1.3)        2.7        1.1       (1.3)

Interest income  . . . . . . . . . . . . .     2.1         0.7        1.9        0.8
Other income, net . . . . .  . . . . . . .    10.4         0.2        6.5        0.1
                                          --------   ----------  --------   --------
Income (loss) before income tax expense. .    11.2         3.6        9.5       (0.4)

Income tax expense . . . . . . . . . . . .     0.2         0.7        0.2        0.3
                                          --------   ---------   --------   --------
Net income (loss) .    . . . . . . . . . .    11.0 %       2.9 %      9.3 %     (0.7)%
                                          ========   =========   ========   ========

THREE MONTHS ENDED NOVEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2005

    NET SALES. Net sales increased to $6.2 million in the three months ended November 30, 2006 from $5.8 million in the three months ended November 30, 2005, an increase of 7.4%. The increase in net sales in the three months ended November 30, 2006 resulted primarily from increases in net sales of the Company's wafer/die level products, partially offset by a decrease in sales of the Company's dynamic burn-in products. Net sales of the Company's wafer/die level products for the three months ended November 30, 2006 were $3.2 million, and increased approximately $3.0 million from the three months ended November 30, 2005. Net sales of the Company's dynamic burn-in products for the three months ended November 30, 2006 were $2.7 million, and decreased approximately $2.7 million from the three months ended November 30, 2005. The Company expects net sales in the third quarter of fiscal 2007 will be relatively similar to those of the second quarter of fiscal 2007.

    GROSS PROFIT. Gross profit consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit increased to $3.0 million in the three months ended November 30, 2006 from $2.7 million in the three months ended November 30, 2005, an increase of 9.4%. As a percentage of net sales, gross profit margin increased to 47.4% in the three months ended November 30, 2006 from 46.5% in the three months ended November 30, 2005.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related costs of employees, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses of $1.5 million in the three months ended November 30, 2006 were flat compared with the three months ended November 30, 2005. Included in SG&A in the three months ended November 30, 2006 was $96,000 in stock compensation expense, pursuant to our adoption of SFAS No. 123(R). As a percentage of net sales, SG&A expenses decreased to 24.3% in the three months ended November 30, 2006 from 26.5% in the three months ended November 30, 2005, reflecting higher net sales.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses increased to $1.5 million in the three months ended November 30, 2006 from $1.0 million in the three months ended November 30, 2005, an increase of 51.3%. This increase was primarily due to an increase in project related expenses of $247,000, project related professional service expenses of $195,000, and stock compensation expenses of approximately $66,000. As a percentage of net sales, R&D expenses increased to 24.4% in the three months ended November 30, 2006 from 17.3% in the three months ended November 30, 2005, reflecting the previously detailed cost increases partially offset by higher net sales.

    INTEREST INCOME. Interest income increased to $134,000 in the three months ended November 30, 2006 from $36,000 in the three months ended November 30, 2005. Approximately 70% of the increase in interest income was the result of higher invested balances and approximately 30% of the increase in interest income was the result of higher interest rates earned.

    OTHER INCOME, NET. Other income, net increased to $651,000 in the three months ended November 30, 2006 from $12,000 in the three months ended November 30, 2005. The increase in other income, net was primarily due to the recognition of an earn-out payment included in the consideration received on the 2003 sale of a portion of the Company's ownership in ESA Electronics Pte Ltd., a Singapore company. The Company does not anticipate any further gains from this earn-out transaction.

    INCOME TAX EXPENSE. Income tax expense decreased to $16,000 in the three months ended November 30, 2006 from $39,000 in the three months ended November 30, 2005. The income tax expense in the three months ended November 30, 2006 was primarily attributable to alternate minimum tax requirements on the Company's U.S. operations. The income tax expense in the three months ended November 30, 2005 related primarily to the tax expense recorded as a result of income earned in the Company's German Subsidiary. The Company's U.S. operations and its Japanese subsidiary have experienced significant cumulative losses and thus generated certain net operating losses available to offset future taxes payable in the U.S. and Japan. As a result of the cumulative operating losses in the Company's U.S. operations and its Japanese subsidiary, a valuation allowance was established for the full amount of its net deferred tax assets for both its U.S. operations and its Japanese subsidiary.

SIX MONTHS ENDED NOVEMBER 30, 2006 COMPARED TO SIX MONTHS ENDED NOVEMBER 30,
2005

    NET SALES. Net sales increased to $13.4 million in the six months ended November 30, 2006 from $10.5 million in the six months ended November 30, 2005, an increase of 27.9%. The increase in net sales in the six months ended November 30, 2006 resulted primarily from an increase in net sales of the Company's wafer/die level products. Net sales of the Company's wafer/die level products for the six months ended November 30, 2006 were $4.3 million, and increased approximately $4.0 million from the six months ended November 30, 2005.

    GROSS PROFIT. Gross profit increased to $6.2 million in the six months ended November 30, 2006 from $4.9 million in the six months ended November 30, 2005, an increase of 27.0%. Gross profit margin decreased slightly to 46.4% in the six months ended November 30, 2006 from 46.8% in the six months ended November 30, 2005.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased to $3.2 million in the six months ended November 30, 2006 from $3.0 million in the six months ended November 30, 2005, an increase of 5.3%. The increase in SG&A expenses was primarily due to stock compensation expenses of approximately $188,000. As a percentage of net sales, SG&A expenses decreased to 23.6% in the six months ended November 30, 2006 from 28.6% in the six months ended November 30, 2005, reflecting higher net sales.

    RESEARCH AND DEVELOPMENT. R&D expenses increased to $2.9 million in the six months ended November 30, 2006 from $2.0 million in the six months ended November 30, 2005. The increase in R&D expenses was primarily due to increases in project related professional service expenses of $332,000, project material expenses of $248,000, and stock compensation expenses of approximately $130,000. As a percentage of net sales, R&D expenses increased to 21.7% in the six months ended November 30, 2006 from 19.5% in the six months ended November 30, 2005, reflecting the previously detailed cost increases partially offset by higher net sales.

    INTEREST INCOME. Interest income increased to $256,000 in the six months ended November 30, 2006 from $80,000 in the six months ended November 30, 2005, an increase of 220.0%. Approximately 60% of the increase in interest income was the result of higher invested balances and approximately 40% of the increase in interest income was the result of higher interest rates earned.

    OTHER INCOME (EXPENSE), NET. Other income, net increased to $867,000 in the six months ended November 30, 2006 from $14,000 in the six months ended November 30, 2005. The increase in other income, net was primarily due to the recognition of an earn-out payment included in the consideration received on the 2003 sale of a portion of the Company's ownership in ESA Electronics, a Singapore company. The Company does not anticipate any further gains from this earn-out transaction.

    INCOME TAX EXPENSE. Income tax expense decreased to $28,000 in the six months ended November 30, 2006, from $31,000 in the six months ended November 30, 2005.


LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was approximately $926,000 for the six months ended November 30, 2006 and net cash used in operating activities was approximately $1.9 million for the six months ended November 30, 2005. For the six months ended November 30, 2006, net cash provided by operating activities was primarily due to an inventory decrease of $1.3 million, the net income of $1.2 million and a decrease in accounts receivable of $973,000, offset partially by $2.1 million from a decrease in accrued expenses and deferred revenue and an increase of $750,000 in prepaid expense and other. Inventory decreased primarily due to costs associated with revenue transactions recognized from previous deferrals. Accounts receivable decreased primarily because of payment of past due balances by a major international customer with multiple plant locations. Accrued expenses and deferred revenue decreased primarily due to revenue recognized from deferrals made in prior periods which were earned in this six month period. Prepaid expense and other increased primarily because of the recognition of an earn-out payment included in the consideration received on the 2003 sale of a portion of the Company's ownership in ESA Electronics, a Singapore company.

    Net cash used in investing activities was approximately $1.8 million for the six months ended November 30, 2006 and net cash provided by investing activities was approximately $3.1 million for the six months ended November 30, 2005. The net cash used in investing activities during the six months ended November 30, 2006 was primarily attributable to $9.5 million in purchases of investments, partially offset by $7.9 million in net proceeds from sales and maturities of investments. The net cash provided by investing activities during the six months ended November 30, 2005 was primarily due to the net proceeds from sales and maturity of investments, partially offset by the purchase of investments.

Financing activities provided cash of approximately $480,000 in the six months ended November 30, 2006 and $68,000 in the six months ended November 30, 2005. Net cash provided by financing activities during the six months ended November 30, 2006 and 2005 was due to proceeds from issuance of common stock from the exercise of stock options.

    As of November 30, 2006, the Company had working capital of $19.3 million. Working capital consists of cash and cash equivalents, short-term investments, accounts receivable, inventory and other current assets, less current liabilities.

    The Company announced in August 1998 that its board of directors had authorized the repurchase of up to 1,000,000 shares of its outstanding common shares. The Company may repurchase the shares in the open market or in privately negotiated transactions, from time to time, subject to market conditions. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase program may be interrupted or discontinued at any time. Any such repurchase of shares, if consummated, may use a portion of the Company's working capital. As of May 31, 2006, the Company had repurchased 523,700 shares at an average price of $3.95. Shares repurchased by the Company are cancelled. During the six months ended of November 30, 2006, the Company did not repurchase any of its outstanding common stock.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In March 2006, FASB Emerging Issues Task Force issued Issue 06-03 ("EITF 06-03"), "How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement." A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes. As such, EITF 06-03 will not impact the method for recording these sales taxes in the consolidated financial statements.

    In June 2006, the FASB issued FASB Interpretation No. 48 "Accounting for Uncertain Tax Positions - An Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109 "Accounting for Income Taxes". It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 to its financial position and results of operations.

     In September 2006, the SEC released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 requires that public companies utilize a "dual-approach" to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. We are currently assessing the impact of adopting SAB 108, but we do not expect that it will have a material effect on our consolidated financial position or results of operations.

    In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value. Also, SFAS 157 establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact, if any, of SFAS 157 on its condensed consolidated financial statements.

    In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS 158 also requires additional disclosures in the notes to financial statements. SFAS 158 is effective for fiscal years ending after December 15, 2006. The Company is currently evaluating the impact of SFAS 158 on its condensed consolidated financial statements.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The Company considered the provisions of Financial Reporting Release No. 48, "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity instruments at November 30, 2006.

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

     CUSTOMER CONCENTRATION. The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and contract assemblers accounting for a substantial portion of the purchases of semiconductor equipment. Sales to the Company's five largest customers accounted for approximately 82.9% and 73.1% of its net sales in fiscal 2006 and 2005, respectively. Sales to the Company's five largest customers accounted for approximately 75.6% of its net sales in the six months ended November 30, 2006. During fiscal 2006, Texas Instruments Incorporated and Spansion Inc. (formerly FASL LLC) accounted for 47.9% and 24.9% of the Company's net sales, respectively. During fiscal 2005, Spansion Inc. and Texas Instruments Incorporated accounted for 43.1% and 16.9% of the Company's net sales, respectively. No other customers represented more than 10% of the Company's net sales for any of such periods. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. In addition, sales to particular customers may fluctuate significantly from quarter to quarter. The loss of or reduction or delay in an order or orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect the Company's business, financial condition and operating results.

    DEPENDENCE ON MARKET ACCEPTANCE OF FOX SYSTEM. One element of the Company's business strategy is to capture an increasing share of the test equipment market through sales of its FOX wafer-level test and burn-in systems. The FOX systems are newly designed to simultaneously burn-in and/or test all of the die on a wafer. The market for the FOX systems is in the very early stages of development. The FOX-14 full wafer contact burn-in and parallel test system was introduced in July 2001 and the FOX-1 full wafer parallel test system was introduced in June 2005. The Company's strategy depends, in part, upon its ability to persuade potential customers that the FOX system can successfully contact and functionally test allof the die on a wafer simultaneously, and that this method of testing is cost-effective for the customer. There can be no assurance that the Company's strategy will be successful. The failure of the FOX system to achieve market acceptance would have a material adverse effect on the Company's future operating results and long-term prospects. The Company's stock price may also decline.

    Market acceptance of the FOX systems are subject to a number of risks. The Company must complete development of the FOX system and the manufacturing processes used to build it. Before a customer will incorporate the FOX system into a production line, lengthy qualification and correlation tests must be performed. The Company anticipates that potential customers may be reluctant to change their procedures in order to transfer burn-in and test functions to the FOX system. Initial purchases by new customers are expected to be limited to systems used for these qualifications and for engineering studies. Market acceptance of the FOX system also may be affected by a reluctance of IC manufacturers to rely on relatively small suppliers such as the Company. As is common with new complex products incorporating leading-edge technologies, the Company may encounter reliability, design and manufacturing issues as it begins volume production and initial installations of FOX systems at customer sites. While the Company places a high priority on addressing these issues as they arise, there can be no assurance that they can be resolved to the customer's satisfaction or that the resolution of such problems will not cause the Company to incur significant development costs or warranty expenses or to lose significant sales opportunities.

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

    The Company's FOX full wafer contact systems are expected to face competition from larger systems manufacturers that have sufficient technological know-how and manufacturing capability. Competing suppliers of full wafer contact systems include Matsushita Electric Industrial Co., Ltd. and Delta V Instruments, Incorporated.

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

    None.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held an Annual Meeting of Shareholders on October 26, 2006 (the "Annual Meeting"). There were issued and outstanding on September 12, 2006, the record date, 7,720,800 shares of Common Stock. There were present at the Annual Meeting in person and by proxy Shareholders of the Company who were holders of 7,186,925 shares of Common Stock entitled to vote thereat, constituting a quorum. At the Annual Meeting, the following votes were cast for the proposals indicated:


Proposal One:  Election of Directors of the Company.

      NOMINEE          VOTES FOR     VOTES WITHHELD     BROKER NON-VOTES
------------------     ---------     --------------     ----------------
Rhea J. Posedel        6,146,712          1,040,213              --
Robert R. Anderson     6,175,967          1,010,958              --
William W.R. Elder     6,084,813          1,102,112              --
Mukesh Patel           7,169,773             17,152              --
Mario M. Rosati        7,054,752            132,173              --

Proposal Two: Approve the adoption of the Company's 2006 Equity Incentive Plan and authorize the reservation of 600,000 shares of common stock for issuance thereunder.


              TOTAL VOTES     TOTAL VOTES     TOTAL VOTES     TOTAL BROKER
PROPOSAL          FOR           AGAINST         ABSTAIN         NON-VOTES
-----------   -----------     -----------     -----------     ------------
TWO             4,535,314       1,333,848          17,165        1,300,598


Proposal Three: Approve the adoption of the Company's 2006 Employee Stock Purchase Plan and authorize the reservation of 200,000 shares of common stock for issuance thereunder.


              TOTAL VOTES     TOTAL VOTES     TOTAL VOTES     TOTAL BROKER
PROPOSAL          FOR           AGAINST         ABSTAIN         NON-VOTES
-----------   -----------     -----------     -----------     ------------
THREE           5,575,272         295,303          15,752        1,300,598


Proposal Four: Ratify the selection of Burr, Pilger & Mayer LLP as the Company's independent registered public accounting firm for the fiscal year ending May 31, 2007.


              TOTAL VOTES     TOTAL VOTES     TOTAL VOTES     TOTAL BROKER
PROPOSAL          FOR           AGAINST         ABSTAIN         NON-VOTES
-----------   -----------     -----------     -----------     ------------
FOUR            7,171,923           1,000          14,002            --


Proposal Five: Transact such other business as may properly come before the Annual Meeting or any adjournments thereof.


              TOTAL VOTES     TOTAL VOTES     TOTAL VOTES     TOTAL BROKER
PROPOSAL          FOR           AGAINST         ABSTAIN         NON-VOTES
-----------   -----------     -----------     -----------     ------------
FIVE            5,541,011       1,591,778          54,136            --

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

                                                 Aehr Test Systems
                                                    (Registrant)

Date:     January 12, 2007                 /s/    RHEA J. POSEDEL
                                           ---------------------------
                                                  Rhea J. Posedel
                                            Chief Executive Officer and
                                        Chairman of the Board of Directors


Date:     January 12, 2007                 /s/    GARY L. LARSON
                                           ----------------------------
                                                  Gary L. Larson
                                            Vice President of Finance and
                                               Chief Financial Officer

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