Form 10-Q
period 2007-02-28
AEHR TEST SYSTEMS
filed 2007-04-13
CIK 1040470

                                    FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 28, 2007.

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

                    (Item 1)      YES  X       NO
                                      ---         ---

                    (Item 2)      YES  X       NO
                                      ---         ---

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer    Accelerated filer     Non-accelerated filer  X
                       ---                   ---                       ---

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                  YES          NO  X
                                      ---         ---

     Number of shares of Common Stock, $0.01 par value, outstanding at March 31, 2007 was 7,799,582.

                                      FORM 10-Q

                       FOR THE QUARTER ENDED FEBRUARY 28, 2007

                                       INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
               February 28, 2007 and May 31, 2006 . . . . . . . . . . .   4

          Condensed Consolidated Statements of Income for the three
               months and nine months ended February 28, 2007 and 2006.   5

          Condensed Consolidated Statements of Cash Flows for the
               nine months ended February 28, 2007 and 2006 . . . . . .   6

          Notes to Condensed Consolidated Financial Statements. . . . .   7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations. . . . . . . . . . . . . . . .  16

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risks. .  22

ITEM 4.  Controls and Procedures. . . . . . . . . . . . . . . . . . . .  23


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . .  23

ITEM 1A. Risk Factors   . . . . . . . . . . . . . . . . . . . . . . . .  23

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds. .  26

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

                        PART I.  FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                               AEHR TEST SYSTEMS
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                 February 28,     May 31,
                                                     2007          2006
                                                 -----------  -----------
                        ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . .    $ 6,799      $ 9,405
  Short-term investments. . . . . . . . . . . . .      3,312        1,600
  Accounts receivable, net of allowances for
    doubtful accounts of $78 and $70 at
    February 28, 2007 and May 31, 2006,
    respectively  . . . . . . . . . . . . . . . .      6,073        4,531
  Inventories . . . . . . . . . . . . . . . . . .      7,079        7,242
  Prepaid expenses and other. . . . . . . . . . .        432          357
                                                 -----------  -----------
    Total current assets  . . . . . . . . . . . .     23,695       23,135

Property and equipment, net . . . . . . . . . . .      1,261          959
Goodwill  . . . . . . . . . . . . . . . . . . . .        274          274
Other assets  . . . . . . . . . . . . . . . . . .        523          525
                                                 -----------  -----------
    Total assets  . . . . . . . . . . . . . . . .    $25,753      $24,893
                                                 ===========  ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . .    $ 1,416      $ 1,130
  Accrued expenses. . . . . . . . . . . . . . . .      2,369        2,347
  Deferred revenue. . . . . . . . . . . . . . . .        239        2,335
                                                 -----------  -----------
    Total current liabilities . . . . . . . . . .      4,024        5,812

Deferred lease commitment . . . . . . . . . . . .        233          264
                                                 -----------  -----------
    Total liabilities . . . . . . . . . . . . . .      4,257        6,076
                                                 -----------  -----------
Shareholders' equity:
  Common stock, $0.01 par value:
    Issued and outstanding: 7,798 shares and
    7,630 shares at February 28, 2007 and
    May 31, 2006, respectively. . . . . . . . . .         78           76
  Additional paid-in capital. . . . . . . . . . .     39,267       38,081
  Accumulated other comprehensive income. . . . .      1,273        1,291
  Accumulated deficit . . . . . . . . . . . . . .    (19,122)     (20,631)
                                                 -----------  -----------
    Total shareholders' equity  . . . . . . . . .     21,496       18,817
                                                 -----------  -----------
    Total liabilities and shareholders' equity. .    $25,753      $24,893
                                                 ===========  ===========

               The accompanying notes are an integral part of these
                   condensed consolidated financial statements.

                                     AEHR TEST SYSTEMS
                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            (in thousands, except per share data)
                                         (Unaudited)

                                                 Three Months Ended        Nine Months Ended
                                                     February 28,             February 28,
                                               ---------------------     ---------------------
                                                  2007         2006         2007        2006
                                               ---------   ---------     ---------   ---------

Net sales. . . . . . . . . . . . . . . . . . .    $5,687      $6,318       $19,072     $16,781
Cost of sales. . . . . . . . . . . . . . . . .     2,369       3,780         9,542       9,350
                                               ---------   ---------     ---------   ---------
Gross profit . . . . . . . . . . . . . . . . .     3,318       2,538         9,530       7,431
                                               ---------   ---------     ---------   ---------
Operating expenses:
  Selling, general and administrative. . . . .     1,619       1,328         4,773       4,322
  Research and development . . . . . . . . . .     1,634       1,015         4,543       3,055
                                               ---------   ---------     ---------   ---------
      Total operating expenses . . . . . . . .     3,253       2,343         9,316       7,377
                                               ---------   ---------     ---------   ---------
Income from operations . . . . . . . . . . . .        65         195           214          54

Interest income  . . . . . . . . . . . . . . .       134          77           390         157
Other income, net . . . .  . . . . . . . . . .        70         102           937         116
                                               ---------   ---------     ---------   ---------
Income before income tax expense . . . . . . .       269         374         1,541         327

Income tax expense . . . . . . . . . . . . . .         4          14            32          45
                                               ---------   ---------     ---------   ---------
Net income . . . . . . . . . . . . . . . . . .    $  265      $  360       $ 1,509     $   282
                                               =========   =========     =========   =========

Net income per share - basic . . . . . . . . .    $ 0.03      $ 0.05       $  0.20     $  0.04
Net income per share - diluted . . . . . . . .    $ 0.03      $ 0.05       $  0.18     $  0.04

Shares used in per share calculations:
  Basic. . . . . . . . . . . . . . . . . . . .     7,765       7,508         7,732       7,495
  Diluted. . . . . . . . . . . . . . . . . . .     8,115       7,550         8,228       7,507


                    The accompanying notes are an integral part of these
                        condensed consolidated financial statements.

                                   AEHR TEST SYSTEMS
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (in thousands)
                                      (Unaudited)

                                                       Nine Months Ended
                                                         February 28,
                                                   ----------------------
                                                       2007        2006
                                                   ----------  ----------
Cash flows from operating activities:
  Net income ...................................       $1,509      $  282
  Adjustments to reconcile net income to
    net cash provided by (used in) operating
    activities:
    Stock compensation expense..................          521          --
    Provision for doubtful accounts.............            8         (38)
    Loss on disposal of property and equipment..           41          64
    Depreciation and amortization...............          233         280
    Changes in operating assets and liabilities:
      Accounts receivable.......................       (1,542)       (295)
      Inventories...............................          163        (712)
      Deferred lease commitment ................          (31)        (14)
      Accounts payable..........................          268         296
      Accrued expenses and deferred revenue.....       (2,077)        875
      Prepaid expenses and other................          (72)        227
                                                   ----------  ----------
        Net cash provided by (used in)
          operating activities..................         (979)        965
                                                   ----------  ----------
Cash flows from investing activities:

    Purchase of investments.....................      (12,408)     (7,190)
    Net proceeds from sales and
      maturity of investments...................       10,697       9,212
    Purchase of property and equipment .........         (584)        (91)
                                                   ----------  ----------
        Net cash provided by (used in)
          investing activities..................       (2,295)      1,931
                                                   ----------  ----------
Cash flows from financing activities:
    Proceeds from issuance of common stock
      and exercise of stock options.............          666          71
                                                   ----------  ----------
        Net cash provided by
          financing activities..................          666          71
                                                   ----------  ----------

Effect of exchange rates on cash................            2        (164)
                                                   ----------  ----------
        Net increase (decrease) in cash and
          cash equivalents......................       (2,606)      2,803

Cash and cash equivalents, beginning of period..        9,405       4,952
                                                   ----------  ----------
Cash and cash equivalents, end of period........       $6,799      $7,755
                                                   ==========  ==========

Supplementary disclosure of non-cash item:
Transfer of inventory to property and equipment.       $   --      $  231
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

        In the opinion of management, the unaudited condensed consolidated financial statements for the interim periods presented reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the condensed consolidated financial position and results of operations as of and for such periods indicated. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2006 Annual Report on Form 10-K for the fiscal year ended May 31, 2006 filed with the SEC on August 29, 2006 and the Company's Quarterly Reports on Form 10-Q for the quarterly periods ended August 31, 2006 and November 30, 2006 filed with the SEC on October 13, 2006 and January 16, 2007, respectively. Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

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

    The Company adopted the provisions of SFAS No. 123 (revised 2004),"Share-Based Payment" ("SFAS No. 123(R)"), using the modified prospective transition method, which requires the application of the accounting standard as of June 1, 2006, the first day of the Company's fiscal year 2007. SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at each grant date, based on the fair value of the award, and is recognized as expense over the employee's requisite service period. All of the Company's stock compensation is accounted for as an equity instrument. The Company's condensed consolidated financial statements as of and for the three and nine months ended February 28, 2007 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company's condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). See Notes 9 and 10 in the Company's Form 10-K for fiscal 2006 filed on August 29, 2006 for further information regarding the stock option plan and the employee stock purchase plan ("ESPP"). Under the modified prospective transition method, stock compensation cost has been recognized in the three and nine months ended February 28, 2007 in the condensed consolidated statements of income for stock awards granted or modified after May 31, 2006 and for stock awards granted prior to, but unvested as of, June 1, 2006.

Prior to the Adoption of SFAS No. 123(R)

     Prior to the adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148").

    The following table illustrates the pro forma effect on our net income
(loss) and net income (loss) per share for the three and nine months ended February 28, 2006 if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation using the Black-Scholes valuation method (in thousands, except per share data):

                                              Three Months Ended   Nine Months Ended
                                              February 28, 2006    February 28, 2006
                                              ------------------   -----------------
Net income, as reported: ...................                $360                $282

Deduct: Total stock compensation expense
        determined under fair value based
        method for all awards, net of
        related tax effects.................                (203)               (611)
                                              ------------------   -----------------
Pro forma net income (loss).................                $157               $(329)
                                              ==================   =================
Net income (loss) per share:

Basic and diluted, as reported .............               $0.05              $ 0.04
                                              ==================   =================
Basic and diluted, pro forma ...............               $0.02              $(0.04)
                                              ==================   =================

Impact of the Adoption of SFAS No. 123(R)

     The Company elected to adopt the modified prospective application transition method as provided by SFAS No. 123(R), and we recorded $176,000 and $521,000 of stock compensation expenses in our unaudited condensed consolidated statements of income for the three and nine months ended February 28, 2007. As required by SFAS No. 123(R), the Company has made an estimate of expected forfeitures and is recognizing compensation costs only for those stock-based compensation awards expected to vest.

     The following table summarizes compensation costs related to the Company's stock-based compensation for the three and nine months ended February 28, 2007 (in thousands, except per share data):

                                              Three Months Ended   Nine Months Ended
                                              February 28, 2007    February 28, 2007
                                              ------------------   -----------------
Stock-based compensation in the form of employee
  stock options and ESPP shares, included in:

Cost of sales  . . . . . . . . . . . . . . .                $ 15                $ 42
Selling, general and administrative  . . . .                  97                 285
Research and development . . . . . . . . . .                  64                 194
                                              ------------------   -----------------
Total stock-based compensation . . . . . . .                 176                 521
Tax effect on stock-based compensation                         3                   3
                                              ------------------   -----------------
Net effect on net income                                    $173                $518
                                              ==================   =================
Effect on net income per share:
  Basic                                                    $0.02               $0.07
  Diluted                                                  $0.02               $0.06


    As of February 28, 2007, the total compensation cost related to unvested stock-based awards under the Company's 1996 Stock Option Plan and 2006 Equity Incentive Plan, but not yet recognized, was approximately $1,003,000 which is net of estimated forfeitures of $74,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 3.1 years.

    During the three and nine months ended February 28, 2007, the Company recorded stock-based compensation related to our ESPP of $35,000 and $110,000, respectively. As of February 28, 2007, the total compensation cost related to options to purchase the Company's common shares under the ESPP but not yet recognized was approximately $124,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 1.3 years.

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

    Fair Value. The fair values of the Company's stock options granted to employees and ESPP shares for the three and nine months ended February 28, 2007 were estimated using the following weighted average assumptions in the Black-Scholes valuation method consistent with the provisions of SFAS No. 123(R), Securities and Exchange Commission Staff Accounting Bulletin No. 107 and the Company's prior pro forma disclosures of net income (loss), including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123).

     The fair value of our stock options granted to employees for the three months and nine months ended February 28, 2007 and 2006 was estimated using the following weighted-average assumptions:

                                          Three Months Ended     Nine Months Ended
                                              February 28,           February 28,
                                          -------------------    -----------------
                                            2007        2006        2007     2006
                                          --------    -------    --------  -------
Option Plan Shares
Expected Term (in years)..............           5          5           5        5
Expected Volatility...................        0.75       0.75        0.75     0.75
Expected Dividend.....................       $0.00      $0.00       $0.00    $0.00
Risk-free Interest Rates..............       4.66%      4.44%       4.76%    4.22%
Estimated Forfeiture Rate.............          4%         0%          4%       0%
Weighted Average Fair Value...........          --      $2.66       $5.19    $2.09


     The fair value of our ESPP shares for the three months and nine months ended February 28, 2007 and 2006 was estimated using the following weighted-average assumptions:

                                        Three Months Ended      Nine Months Ended
                                            February 28,           February 28,
                                       ---------------------   ---------------------
                                          2007        2006        2007        2006
                                       ---------   ---------   ---------   ---------
Employee Stock Purchase Plan Shares
Expected Term (in years).............   0.5-2.0     0.5-2.0     0.5-2.0     0.5-2.0
Expected Volatility..................  0.61-0.74   0.69-0.80   0.61-0.74   0.69-0.80
Expected Dividend....................    $0.00       $0.00       $0.00       $0.00
Risk-free Interest Rates.............  4.5%-5.1%   3.4%-4.4%   4.5%-5.1%   3.4%-4.4%
Estimated Forfeiture Rate............       4%          0%          4%          0%
Weighted Average Fair Value..........    $4.89       $5.04       $5.04       $5.04


    The following table summarizes the stock option transactions during the nine months ended February 28, 2007 (in thousands, except per share data):

                                            Outstanding Options
                                ---------------------------------------------
                                                        Weighted
                                              Number    Average    Aggregate
                                 Available      of      Exercise   Intrinsic
                                  Shares      Shares      Price      Value
                                ----------   --------  ---------  ----------
Balances, May 31, 2006........         334      1,269      $3.81

  Options granted.............        (145)       145      $8.54
  Options exercised...........          --        (91)     $4.11
                                ----------   --------
Balances, August 31, 2006.....         189      1,323      $4.31      $7,496

  Additional shares reserved..         600         --
  Options granted.............         (39)        39      $6.43
  Options exercised...........          --         (6)     $3.81
                                ----------   --------
Balances, November 30, 2006...         750      1,356      $4.37        $802

  Options exercised...........          --         (2)     $2.85
  Options cancelled...........           1         (1)     $6.00
                                ----------   --------
Balances, February 28, 2007...         751      1,353      $4.37      $2,504
                                ==========   ========


Options exercisable and expected to be
  exercisable at February 28, 2007              1,291      $4.37      $2,384
                                             ========



    The options outstanding and exercisable at February 28, 2007 were in the following exercise price ranges (in thousands, except per share data):

                     Options Outstanding              Options Exercisable
                     at February 28, 2007             at February 28, 2007
            --------------------------------  --------------------------------------
                        Weighted                               Weighted
                        Average     Weighted  Number  Weighted Average
   Range of   Number    Remaining   Average   Exer-   Average  Remaining   Aggregate
   Exercise Outstanding Contractual Exercise  cisable Exercise Contractual Intrinsic
    Prices    Shares   Life (Years)  Price    Shares   Price   Life (Years)  Value
----------- ----------- ----------- --------  ------- -------- ----------- ---------
$2.49-$3.63         577      4.52      $3.09      345    $3.10       4.24
$3.66-$4.08         278      3.13      $3.91      264    $3.91       3.05
$4.25-$4.95         211      2.45      $4.50      187    $4.52       2.22
$5.25-$6.25         135      2.23      $5.89      105    $5.83       1.52
$8.45-$9.30         152      6.29      $8.51       22    $8.52       6.32
            -----------                       -------
$2.49-$9.30       1,353      3.88      $4.37      923    $4.06       3.23    $1,783
            ===========                       =======


    The total intrinsic value of options exercised for the three and nine months ended February 28, 2007 was $3,000 and $392,000, respectively. The weighted average contractual life of the options exercisable and expected to be exercisable was 3.83 years.

3.  EARNINGS PER SHARE

    Earnings per share is computed based on the weighted average number of common and common equivalent shares (common stock options and ESPP shares) outstanding, when dilutive, during each period using the treasury stock method.

                                           Three Months Ended     Nine Months Ended
                                              February 28,           February 28,
                                           ---------  -------  --------   --------
                                              2007      2006      2007      2006
                                           --------   -------  --------   --------
                                           (in thousands, except per share amounts)
Numerator: Net income .....................  $  265    $  360    $1,509     $  282
                                           --------   -------  --------   --------
Denominator for basic net income per share:
  Weighted-average shares outstanding .....   7,765     7,508     7,732      7,495
                                           --------   -------  --------   --------
Shares used in basic per share calculation.   7,765     7,508     7,732      7,495

Effect of dilutive securities..............     350        42       496         12
                                           --------   -------  --------   --------
Denominator for diluted net income
    per share..............................   8,115     7,550     8,228      7,507
                                           --------   -------  --------   --------

Basic net income per share ................  $ 0.03    $ 0.05    $ 0.20     $ 0.04
                                           ========   =======  ========   ========
Diluted net income per share ..............  $ 0.03    $ 0.05    $ 0.18     $ 0.04
                                           ========   =======  ========   ========


    Stock options to purchase 248,938 and 1,180,787 shares of common stock were outstanding on February 28, 2007 and February 28, 2006, respectively, but not included in the computation of diluted income per share, because the inclusion of such shares would be anti-dilutive.


4.  INVENTORIES

    Inventories are comprised of the following (in thousands):

                                         February 28,     May 31,
                                             2007          2006
                                         -----------    ----------

Raw materials and sub-assemblies              $3,630        $3,039
Work in process                                3,438         2,978
Finished goods                                    11         1,225
                                         -----------    ----------
                                              $7,079        $7,242
                                         ===========    ==========



5.  SEGMENT INFORMATION

    The Company operates in one reportable segment: the design, manufacture and marketing of advanced test and burn-in products to the semiconductor manufacturing industry.

    The following presents information about the Company's operations in different geographic areas (in thousands):

                                             United                        Adjust-
                                             States     Asia     Europe     ments     Total
                                           --------- --------- --------- --------- ---------
Three months ended February 28, 2007:
  Net sales......................            $ 4,773    $  541      $746   $  (373)  $ 5,687
  Portion of U.S. net sales
    from export sales............              1,172        --        --        --     1,172
  Income (loss) from operations..               (226)       (4)      199        96        65
  Identifiable assets............             34,464     1,388       997   (11,096)   25,753
  Property and equipment, net....              1,170        78        13        --     1,261

Nine months ended February 28, 2007:
  Net sales......................            $17,276    $2,503      $891   $(1,598)  $19,072
  Portion of U.S. net sales
    from export sales............              6,045        --        --        --     6,045
  Income (loss) from operations..                 47       174        (5)       (2)      214
  Identifiable assets............             34,464     1,388       997   (11,096)   25,753
  Property and equipment, net....              1,170        78        13        --     1,261

Three months ended February 28, 2006:
  Net sales......................            $ 5,747    $  550    $  556   $  (535)  $ 6,318
  Portion of U.S. net sales
    from export sales............              4,119        --        --        --     4,119
  Income (loss) from operations..                190       (39)       43         1       195
  Identifiable assets............             31,249     1,773       988   (11,205)   22,805
  Property and equipment, net....                859       139        30        --     1,028

Nine months ended February 28, 2006:
  Net sales......................            $15,054    $2,110    $1,135   $(1,518)  $16,781
  Portion of U.S. net sales
    from export sales............             12,059        --        --        --    12,059
  Income (loss) from operations..                 --       (36)       86         4        54
  Identifiable assets............             31,249     1,773       988   (11,205)   22,805
  Property and equipment, net....                859       139        30        --     1,028


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

    Following is a summary of changes in the Company's liability for product warranties during the three months and nine months ended February 28, 2007 and 2006 (in thousands):

                                            Three Months Ended     Nine Months Ended
                                               February 28,           February 28,
                                            ------------------     ----------------
                                               2007      2006        2007     2006
                                            --------  --------     -------  -------
Balance at the beginning of the period . .      $137      $119        $169     $213

Accruals for warranties issued
  during the period  . . . . . . . . . . .        26        92         201      148
Reversals of warranties issued
  during the period  . . . . . . . . . . .       (21)       --         (70)     (52)
Settlement made during the period
  (in cash or in kind) . . . . . . . . . .       (26)      (88)       (184)    (186)
                                            --------   -------     -------  -------
Balance at the end of the period . . . . .      $116      $123        $116     $123
                                            ========   =======     =======  =======


    The accrued warranty balance is included in accrued expenses on the accompanying condensed consolidated balance sheets.


7.  OTHER COMPREHENSIVE INCOME

    Other comprehensive income, net of tax is comprised of the following (in thousands):

                                           Three Months Ended     Nine Months Ended
                                              February 28,           February 28,
                                           ------------------    ------------------
                                             2007       2006        2007      2006
                                           -------    -------    --------   -------
Net income . . . . . . . . . . . . . . .      $265       $360      $1,509      $282
Foreign currency translation
  adjustments expense. . . . . . . . . .         9        (27)        (18)      (91)
Unrealized holding gains (losses)
  arising during period. . . . . . . . .        (1)         3          --         7
                                           -------    -------    --------   -------
Comprehensive income . . . . . . . . . .      $273       $336      $1,491      $198
                                           =======    =======    ========   =======





8.  EMPLOYEE BENEFIT PLANS

    In addition to the Company's 1996 Stock Option Plan and the 1997 Employee Stock Purchase Plan discussed in Notes 9 and 10 in the Company's 2006 Form 10-K, the Company maintains the equity incentive plan and employee benefit plans under which its equity securities are authorized for issuance to the Company's employees, directors and consultants.

    The purpose of these plans is to provide equity ownership and compensation opportunities in the Company by attracting and retaining the services of qualified and talented persons to serve as employees, directors and/or consultants of the Company. Those plans were approved by the Company's shareholders.

    In October 2006, the Company's 2006 Equity Incentive Plan and the 2006 Employee Stock Purchase Plan ("2006 Plans") were approved by the shareholders. The 2006 Plans respectively replace the Company's Amended and Restated 1996 Stock Option Plan, which would otherwise have expired in 2006; and the Company's 1997 Employee Stock Purchase Plan, which would have otherwise expired in 2007. The Amended and Restated 1996 Stock Option Plan will continue to govern awards previously granted under that plan.

    As of February 28, 2007, out of the 2,104,050 shares authorized for grant under the 1996 Stock Option Plan and 2006 Equity Incentive Plan, approximately 1,353,395 shares had been granted. As of February 28, 2007, no shares had been issued from the 200,000 shares authorized for grant under the 2006 Employee Stock Purchase Plan. All shares authorized by the 1997 Employee Stock Purchase Plan had been granted.


9.  RECENT ACCOUNTING PRONOUNCEMENTS

    In March 2006, FASB Emerging Issues Task Force issued Issue 06-03 ("EITF 06-03"), "How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement." A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes, which are not considered material. As such, EITF 06-03 will not impact the method for recording these sales taxes in the condensed consolidated financial statements.

    In June 2006, the FASB issued FASB Interpretation No. 48 "Accounting for Uncertain Tax Positions - An Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109 "Accounting for Income Taxes". It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, of FIN 48 to its financial position and results of operations.

     In September 2006, the SEC released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 requires that public companies utilize a "dual-approach" to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently assessing the impact of adopting SAB 108, but the Company does not expect that it will have a material effect on its financial position or results of operations.

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

    In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS 158 also requires additional disclosures in the notes to financial statements. SFAS 158 is effective for fiscal years ending after December 15, 2006. The Company is currently evaluating the impact, if any, of SFAS 158 on its condensed consolidated financial statements.

    In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS 159 will have on its condensed consolidated financial statements.

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

    In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. These statements typically may be identified by the use of forward-looking words or phrases such as "believe," "expect," "intend," "anticipate," "should," "planned," "estimated," and "potential," among others and include, but are not limited to, statements concerning our expectations regarding our operations, business, strategies, prospects, revenues, expenses, costs and resources. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from the anticipated results or other expectations reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and other factors beyond our control, and in particular, the risks discussed in Part II, Item 1A. Risk Factors and those discussed in other documents we file with the Securities and Exchange Commission. All forward-looking statements included in this document are based on our current expectations, and we undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

    During the first quarter of fiscal 2007, the Company implemented the following new critical accounting policy:

    STOCK-BASED COMPENSATION EXPENSE. Beginning on June 1, 2006, the Company began accounting for stock options and ESPP shares under the provisions of SFAS No. 123(R), "Share-Based Payment," which requires the recognition of the fair value of stock-based compensation. Accordingly, stock-based compensation expense for all stock-based compensation awards granted after June 1, 2006 is measured at grant date, based on the fair value of the award which is computed using the Black-Scholes option valuation model, and is recognized as expense over the requisite service period for the employee. This methodology requires the use of subjective assumptions in implementing SFAS No. 123(R), including expected stock price volatility and estimated life of each award.

    Prior to the implementation of SFAS No. 123(R), the Company accounted for stock options and ESPP share under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and provided pro forma disclosures as required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123," which amended SFAS No. 123, "Accounting for Stock-Based Compensation." The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123(R). Accordingly, during the three and nine months ended February 28, 2007, the Company recorded stock compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No. 123. We did not restate previously reported amounts.

RESULTS OF OPERATIONS

    The following table sets forth items in the Company's unaudited condensed consolidated statements of income as a percentage of net sales for the periods indicated.

                                           Three Months Ended      Nine Months Ended
                                              February 28,           February 28,
                                          --------------------   -------------------
                                            2007        2006       2007       2006
                                          --------   ---------   --------   --------
Net sales. . . . . . . . . . . . . . . . .   100.0 %     100.0 %    100.0 %    100.0 %
Cost of sales. . . . . . . . . . . . . . .    41.7        59.8       50.0       55.7
                                          --------   ---------   --------   --------
Gross profit . . . . . . . . . . . . . . .    58.3        40.2       50.0       44.3
                                          --------   ---------   --------   --------
Operating expenses:
  Selling, general and administrative. . .    28.5        21.0       25.0       25.8
  Research and development . . . . . . . .    28.7        16.1       23.8       18.2
                                          --------   ---------   --------   --------
      Total operating expenses . . . . . .    57.2        37.1       48.8       44.0
                                          --------   ---------   --------   --------
Income from operations . . . . . . . . . .     1.1         3.1        1.2        0.3

Interest income  . . . . . . . . . . . . .     2.4         1.2        2.0        1.0
Other income, net . . . . .  . . . . . . .     1.3         1.6        4.9        0.7
                                          --------   ----------  --------   --------
Income before income tax expense . . . . .     4.8         5.9        8.1        2.0

Income tax expense . . . . . . . . . . . .     0.1         0.2        0.2        0.3
                                          --------   ---------   --------   --------
Net income . . . . . . . . . . . . . . . .     4.7 %       5.7 %      7.9 %      1.7 %
                                          ========   =========   ========   ========


THREE MONTHS ENDED FEBRUARY 28, 2007 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 2006

    NET SALES. Net sales decreased to $5.7 million in the three months ended February 28, 2007 from $6.3 million in the three months ended February 28, 2006, a decrease of 10.0%. The decrease in net sales in the three months ended February 28, 2007 resulted primarily from a decrease in net sales of the Company's MTX products, partially offset by an increase in sales of the Company's wafer/die level products. Net sales of the Company's MTX products for the three months ended February 28, 2007 were $0.4 million, and decreased approximately $3.1 million from the three months ended February 28, 2006. Net sales of the Company's wafer/die level products for the three months ended February 28, 2007 were $2.8 million, and increased approximately $2.7 million from the three months ended February 28, 2006. The Company expects net sales and net income to increase in the fourth quarter of fiscal 2007, exceeding the levels of the fourth quarter of fiscal 2006.

    GROSS PROFIT.  Gross profit consists of net sales less cost of sales.
Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit increased to $3.3 million in the three months ended February 28, 2007 from $2.5 million in the three months ended February 28, 2006, an increase of 30.7%. As a percentage of net sales, gross profit margin increased to 58.3% in the three months ended February 28, 2007 from 40.2% in the three months ended February 28, 2006. The increase in gross profit margin was primarily the result of lower material costs as a percentage of net sales. Over the next few quarters, the Company believes that its gross margin will be in the high 40% to low 50% range.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related costs of employees, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses of $1.6 million in the three months ended February 28, 2007 increased from $1.3 million in the three months ended February 28, 2006, an increase of 21.9%. The increase in SG&A expense for the three months ended February 28, 2007 was primarily attributable to a reduction in bad debt reserves of approximately $141,000 in fiscal 2006 and stock-based compensation expense of approximately $97,000 associated with the adoption of SFAS No. 123(R) in fiscal 2007. As a percentage of net sales, SG&A expenses increased to 28.5% in the three months ended February 28, 2007 from 21.0% in the three months ended February 28, 2006.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses increased to $1.6 million in the three months ended February 28, 2007 from $1.0 million in the three months ended February 28, 2006, an increase of 61.0%. This increase was primarily due to an increase in project related expenses of $340,000, project related professional service expenses of $116,000 and stock compensation expense of approximately $64,000. As a percentage of net sales, R&D expenses increased to 28.7% in the three months ended February 28, 2007 from 16.1% in the three months ended February 28, 2006.

    INTEREST INCOME. Interest income increased to $134,000 in the three months ended February 28, 2007 from $77,000 in the three months ended February 28, 2006, an increase of 74.0%. The increase was primarily related to higher invested balances.

    OTHER INCOME, NET. Other income, net decreased to $70,000 in the three months ended February 28, 2007 from $102,000 in the three months ended February 28, 2006. The decrease in other income, net was primarily due to a decrease in the dividend received from ESA Electronics Pte Ltd., a Singapore company in which the Company holds a minority ownership position.

    INCOME TAX EXPENSE. Income tax expense decreased to $4,000 in the three months ended February 28, 2007 from $14,000 in the three months ended February 28, 2006. The income tax expense in the three months ended February 28, 2007 and the income tax expense in the three months ended February 28, 2006 related primarily to the tax expense recorded as a result of income earned in the Company's German subsidiary. The Company's U.S. operations and its Japanese subsidiary have experienced significant cumulative losses and thus generated certain net operating losses available to offset future taxes payable in the U.S. and Japan. As a result of the cumulative operating losses in the Company's U.S. operations and its Japanese subsidiary, a valuation allowance was established for the full amount of its net deferred tax assets for both its U.S. operations and its Japanese subsidiary.

NINE MONTHS ENDED FEBRUARY 28, 2007 COMPARED TO NINE MONTHS ENDED FEBRUARY 28, 2006

    NET SALES. Net sales increased to $19.1 million in the nine months ended February 28, 2007 from $16.8 million in the nine months ended February 28, 2006, an increase of 13.7%. The increase in net sales in the nine months ended February 28, 2007 resulted primarily from an increase in net sales of the Company's wafer/die level products, partially offset by decreases in net sales of the Company's MTX products and dynamic burn-in products. Net sales of the Company's wafer/die level products for the nine months ended February 28, 2007 were $7.1 million, and increased approximately $6.7 million from the nine months ended February 28, 2006. Net sales of the Company's MTX products for the nine months ended February 28, 2007 were $2.6 million, and decreased approximately $3.1 million from the nine months ended February 28, 2006. Net sales of the Company's dynamic burn-in products for the nine months ended February 28, 2007 were $9.4 million, and decreased approximately $1.2 million from the nine months ended February 28, 2006.

    GROSS PROFIT. Gross profit increased to $9.5 million in the nine months ended February 28, 2007 from $7.4 million in the nine months ended February 28, 2006, an increase of 28.2%. Gross profit margin increased to 50.0% in the nine months ended February 28, 2007 from 44.3% in the nine months ended February 28, 2006. The increase in gross profit margin was primarily related to manufacturing efficiencies resulting from increased production levels.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased to $4.8 million in the nine months ended February 28, 2007 from $4.3 million in the nine months ended February 28, 2006, an increase of 10.4%. The increase in SG&A expenses was primarily due to stock compensation expense of approximately $285,000. As a percentage of net sales, SG&A expenses decreased slightly to 25.0% in the nine months ended February 28, 2007 from 25.8% in the nine months ended February 28, 2006.

    RESEARCH AND DEVELOPMENT. R&D expenses increased to $4.5 million in the nine months ended February 28, 2007 from $3.1 million in the nine months ended February 28, 2006, an increase of 48.7%. The increase in R&D expenses was primarily due to increases in project material expenses of $587,000, project related professional service expenses of $449,000 and stock compensation expense of approximately $194,000. As a percentage of net sales, R&D expenses increased to 23.8% in the nine months ended February 28, 2007 from 18.2% in the nine months ended February 28, 2006, reflecting the previously detailed expense increases.

    INTEREST INCOME. Interest income increased to $390,000 in the nine months ended February 28, 2007 from $157,000 in the nine months ended February 28, 2006, an increase of 148.4%. The increase in interest income was primarily the result of higher invested balances.

    OTHER INCOME, NET. Other income, net increased to $937,000 in the nine months ended February 28, 2007 from $116,000 in the nine months ended February 28, 2006. The increase in other income, net was primarily due to the recognition of an earn-out payment of $644,000 included in the consideration received on the 2003 sale of a portion of the Company's ownership in ESA Electronics, a Singapore company. The Company does not anticipate any further gains from this earn-out transaction.

    INCOME TAX EXPENSE. Income tax expense decreased to $32,000 in the nine months ended February 28, 2007, from $45,000 in the nine months ended February 28, 2006. The income tax expense in the nine months ended February 28, 2007 was primarily attributable to alternative minimum tax requirements on the Company's U.S. operations. The income tax expense in the nine months ended February 28, 2006 was primarily related to the tax expense recorded as a result of income earned in the Company's German subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was approximately $979,000 for the nine months ended February 28, 2007 and net cash provided by operating activities was approximately $965,000 for the nine months ended February 28, 2006. For the nine months ended February 28, 2007, net cash used in operating activities was primarily due to a decrease in accrued expenses and deferred revenue of $2.1 million, and an increase in accounts receivable of $1.5 million, partially offset by net income of $1.5 million and stock compensation expense of $521,000. Accrued expenses and deferred revenue decreased primarily due to revenue recognized from deferrals made in prior periods which were earned in this nine month period. The increase in accounts receivable in the nine months period was primarily a timing issue as many of the Company's shipments were made closer to the end of the quarter in 2007. The Company recorded stock compensation expense of approximately $521,000 for the nine months ended February 28, 2007, associated with the adoption of SFAS No. 123
(R) in fiscal 2007. For the nine months ended February 28, 2006, net cash provided by operating activities was primarily due to an increase in accrued expenses and deferred revenues of $875,000. This increase was primarily related to an increase in deferred revenue.

    Net cash used in investing activities was approximately $2.3 million for the nine months ended February 28, 2007 and net cash provided by investing activities was approximately $1.9 million for the nine months ended February 28, 2006. The net cash used in investing activities during the nine months ended February 28, 2007 was primarily attributable to $12.4 million in purchases of investments, partially offset by $10.7 million in net proceeds from sales and maturities of investments. The net cash provided by investing activities during the nine months ended February 28, 2006 was primarily due to the net proceeds from sales and maturity of investments, partially offset by the purchase of investments.

Financing activities provided cash of approximately $666,000 in the nine months ended February 28, 2007 and $71,000 in the nine months ended February 28, 2006. Net cash provided by financing activities during the nine months ended February 28, 2007 and 2006 was due to proceeds from issuance of common stock from the exercise of stock options.

    As of February 28, 2007, the Company had working capital of $19.7 million. Working capital consists of cash and cash equivalents, short-term investments, accounts receivable, inventory and other current assets, less current liabilities.

    The Company announced in August 1998 that its board of directors had authorized the repurchase of up to 1,000,000 shares of its outstanding common shares. The Company may repurchase the shares in the open market or in privately negotiated transactions, from time to time, subject to market conditions. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase program may be interrupted or discontinued at any time. Any such repurchase of shares, if consummated, may use a portion of the Company's working capital. As of May 31, 2006, the Company had repurchased 523,700 shares at an average price of $3.95. Shares repurchased by the Company are cancelled. During the nine months ended February 28, 2007, the Company did not repurchase any of its outstanding common stock.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In March 2006, FASB Emerging Issues Task Force issued Issue 06-03 ("EITF 06-03"), "How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement." A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes, which are not considered material. As such, EITF 06-03 will not impact the method for recording these sales taxes in the condensed consolidated financial statements.

    In June 2006, the FASB issued FASB Interpretation No. 48 "Accounting for Uncertain Tax Positions - An Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109 "Accounting for Income Taxes". It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, of FIN 48 to its financial position and results of operations.

     In September 2006, the SEC released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 requires that public companies utilize a "dual-approach" to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently assessing the impact of adopting SAB 108, but the Company does not expect that it will have a material effect on its financial position or results of operations.

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

    In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS 158 also requires additional disclosures in the notes to financial statements. SFAS 158 is effective for fiscal years ending after December 15, 2006. The Company is currently evaluating the impact, if any, of SFAS 158 on its condensed consolidated financial statements.

    In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS 159 will have on its condensed consolidated financial statements.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The Company considered the provisions of Financial Reporting Release No. 48, "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity instruments at February 28, 2007.

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

    A majority of the Company's revenue and capital spending is transacted in U.S. dollars. The Company, however, enters into transactions in other currencies, primarily Japanese Yen. Substantially all sales to Japanese customers are denominated in Yen. Since the price is determined at the time a purchase order is accepted, the Company is exposed to the risks of fluctuations in the Yen-U.S. dollar exchange rate during the lengthy period from purchase order to ultimate payment. This exchange rate risk is partially offset to the extent that the Company's Japanese subsidiary incurs expenses payable in Yen. To date, the Company has not invested in instruments designed to hedge currency risks. In addition, the Company's Japanese subsidiary typically carries debt or other obligations due to the Company that may be denominated in either Yen or U.S. dollars. Since the Japanese subsidiary's financial statements are based in Yen and the Company's financial statements are based in U.S. dollars, the Japanese subsidiary and the Company recognize foreign exchange gain or loss in any period in which the value of the Yen rises or falls in relation to the U.S. dollar. A 10% decrease or increase in the value of the Yen as compared with the U.S. dollar would not be expected to result in a significant change in the Company's net income or loss.


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

     CUSTOMER CONCENTRATION. The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and contract assemblers accounting for a substantial portion of the purchases of semiconductor equipment. Sales to the Company's five largest customers accounted for approximately 82.9% and 73.1% of its net sales in fiscal 2006 and 2005, respectively. Sales to the Company's five largest customers accounted for approximately 70.7% of its net sales in the nine months ended February 28, 2007. During fiscal 2006, Texas Instruments Incorporated and Spansion Inc. (formerly FASL LLC) accounted for 47.9% and 24.9% of the Company's net sales, respectively. During fiscal 2005, Spansion Inc. and Texas Instruments Incorporated accounted for 43.1% and 16.9% of the Company's net sales, respectively. No other customers represented more than 10% of the Company's net sales for any of such periods. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. In addition, sales to particular customers may fluctuate significantly from quarter to quarter. The loss of or reduction or delay in an order or orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect the Company's business, financial condition and operating results.

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

    DEPENDENCE ON SUBCONTRACTORS; SOLE OR LIMITED SOURCES OF SUPPLY. The Company relies on subcontractors to manufacture many of the components or subassemblies used in its products. The Company's FOX, MAX, and MTX systems and DiePak carriers contain several components, including environmental chambers, power supplies, wafer and die contactors, signal distribution substrates and certain ICs, which are currently supplied by only one or a limited number of suppliers. The Company's reliance on subcontractors and single source suppliers involves a number of significant risks, including the loss of control over the manufacturing process, the potential absence of adequate capacity and reduced control over delivery schedules, manufacturing yields, quality and costs. In the event that any significant subcontractor or single source supplier was to become unable or unwilling to continue to manufacture subassemblies, components or parts in required volumes, the Company would have to identify and qualify acceptable replacements. The process of qualifying subcontractors and suppliers could be lengthy, and no assurance can be given that any additional sources would be available to the Company on a timely basis. Any delay, interruption or termination of a supplier relationship could have a material and adverse effect on the Company's business, financial condition and operating results.


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

                                                 Aehr Test Systems
                                                    (Registrant)

Date:     April 13, 2007                   /s/    RHEA J. POSEDEL
                                           -------------------------------
                                                  Rhea J. Posedel
                                            Chief Executive Officer and
                                        Chairman of the Board of Directors


Date:     April 13, 2007                   /s/    GARY L. LARSON
                                           ------------------------------
                                                  Gary L. Larson
                                            Vice President of Finance and
                                               Chief Financial Officer

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