Form 10-K
period 2007-05-31
AEHR TEST SYSTEMS
filed 2007-08-29
CIK 1040470

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                  FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                    For the fiscal year ended May 31, 2007
                                      or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from ________________ to ________________

                      Commission file number: 000-22893.
                      ---------------------------------
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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer  [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [ ]  No [X]

     The aggregate market value of the Registrant's common stock, par value $0.01 per share, held by non-affiliates of the Registrant, based upon the closing price of $7.59 on July 31, 2007, as reported on the NASDAQ Global Market, was approximately $49,005,000. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock (other than such persons of whom the Registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

     The number of shares of Registrant's common stock, par value $0.01 per share, outstanding at July 31, 2007 was 7,833,461.

Documents Incorporated By Reference

     Certain information required by Part III of this report on Form 10-K is incorporated by reference from the Registrant's proxy statement for the Annual Meeting of Shareholders to be held on October 30, 2007 (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year ended May 31, 2007.

                                AEHR TEST SYSTEMS

                                   FORM 10-K
                          FISCAL YEAR ENDED MAY 31, 2007

                               TABLE OF CONTENTS

                                    PART I
Item  1.      Business ...............................................      4
Item  1A      Risk Factors............................................      9
Item  1B.     Unresolved Staff Comments...............................     17
Item  2.      Properties  ............................................     17
Item  3.      Legal Proceedings ......................................     18
Item  4.      Submission of Matters to a Vote of Security Holders ....     18


                                    PART II

Item  5.      Market for Registrant's Common Equity, Related
                Stockholder Matters and Issuer Purchases of
                Equity Securities ....................................     18
Item  6.      Selected Consolidated Financial Data ...................     19
Item  7.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations ..................     20
Item 7A.      Quantitative and Qualitative Disclosures about
                Market Risk ..........................................     28
Item  8.      Financial Statements and Supplementary Data ............     29
Item  9.      Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure ..................     53
Item 9A.      Controls and Procedures ................................     53
Item 9B.      Other Information ......................................     54


                                   PART III

Item 10.      Directors and Executive Officers of the Registrant .....     54
Item 11.      Executive Compensation .................................     54
Item 12.      Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters ...........     54
Item 13.      Certain Relationships and Related Transactions .........     54
Item 14.      Principal Independent Registered Public Accounting
                Firm's Fees and Services .............................     54


                                    PART IV

Item 15.      Exhibits and Financial Statement Schedules .............     54



              Signatures .............................................     57

    This Annual Report on Form 10-K contains forward-looking statements with respect to Aehr Test Systems ("Aehr Test," the "Company," "we," "us," and "our") which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements due to a number of factors, including those described herein and the documents incorporated herein by reference, and those factors described in Part I, Item 1A under "Risk Factors." These statements typically may be identified by the use of forward-looking words or phrases such as "believe," "expect," "intend," "anticipate," "should," "planned," "estimated," and "potential," among others. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any of these forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for these forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in these forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our businesses include but are not limited to those factors that might be described from time to time in periodic filings with the Securities and Exchange Commission and include those set forth in this Annual Report on Form 10-K as "Factors that May Affect Future Results of Operations," as well as other factors beyond our control.


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

     Aehr Test was incorporated in the state of California on May 25, 1977.
The Company's headquarters and mailing address is 400 Kato Terrace, Fremont, California 94539 and the telephone number at that location is (510) 623-9400. The Company's common stock trades on the NASDAQ Global Market under the symbol "AEHR." The Company's website is www.aehr.com. The public may read and copy materials filed with the United States Securities and Exchange Commission ("SEC"), including the Company's periodic and current reports on Form 10-K, Form 10-Q and Form 8-K, at the SEC's Public Reference Room at 100 F Street, N.E., Washington DC 20549. Information about the SEC's Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. All reports and information electronically filed by Aehr Test with the SEC may also be obtained on the SEC's website (http://www.sec.gov).

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

    Testing and reliability screening involves multiple steps. The first set of tests is typically performed by IC manufacturers before the processed semiconductor wafer is cut into individual die, to avoid the cost of packaging defective die into their packages. After the die are packaged and before they undergo reliability screening, a short test is typically performed to detect packaging defects. Most leading-edge microprocessors, microcontrollers, digital signal processors, and memory ICs then undergo an extensive reliability screening and stress testing procedure known as "burn-in." The burn-in process screens for early failures by operating the IC at elevated voltages and temperatures, up to 150 degrees Celsius (302 degrees Fahrenheit), for periods typically ranging from 8 to 48 hours. A burn-in system can process thousands of ICs simultaneously. After burn-in, the ICs undergo a final test process using automatic test equipment ("testers"). Traditional memory testers can test up to 512 ICs simultaneously and perform a variety of tests at multiple temperatures.

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

MONITORED BURN-IN SYSTEMS

    The MAX3 system, introduced in fiscal 1999, is designed for monitored burn-in of memory and logic devices. It has 96 channels, holds 64 burn-in boards ("BIBs"), each of which may hold up to 350 or more devices, resulting in a system capacity of up to 22,400 or more devices and handles the latest low voltage ICs. The MAX3 also has extended stored test program capability for more complete exercise and output monitoring of complex logic devices such as digital signal processors. The output monitor feature allows the MAX3 to perform functional tests of devices and it also supports built-in self-test ("BIST") or other scan features. The MAX4 system was introduced in 2001. Like the MAX3, it offers 96 channels and output monitoring; however, the MAX4 further extends the capabilities of the MAX3. The MAX4 is targeted at devices which require better voltage accuracy and higher current. It can provide up to 227 amps of current per BIB position. All MAX systems feature multi-tasking Windows XP-based software which includes lot tracking and reporting software that are needed for production and military applications. This monitored burn-in systems product category accounted for approximately 38%, 56% and 30% of the Company's net sales in fiscal 2007, 2006 and 2005, respectively.

FULL WAFER CONTACT SYSTEMS

    The FOX-14 full wafer contact burn-in and parallel test system, introduced in July 2001, is designed to make contact with all pads of a wafer simultaneously, thus enabling full wafer burn-in and parallel test of up to 14 wafers at a time. One of the key features of the FOX system is the patented WaferPakTM cartridge system. This unique design is intended to accommodate a wide range of contactor technologies. Wafer-level burn-in and test enables lower cost production of Known-Good Die ("KGD") for multichip modules and systems-in-a-package.

    The FOX-1 full wafer parallel test system, introduced in June 2005, is designed for massively parallel test. The FOX-1 system is designed to make electrical contact to and test all of the die on a wafer in a single touchdown. The FOX-1 WaferPak cartridge incorporates similar probe technologies as the FOX-14 WaferPak cartridge. The FOX-1 test head and contactor are compatible with industry-standard 300 mm wafer probers which provide the wafer handling and alignment automation for the FOX-1 system. The FOX-1 pattern generator is designed to functionally test industry-standard memories such as flash and DRAMs, plus it is optimized to test memory or logic ICs that incorporate design for testability ("DFT") and BIST. The FOX-1 pin electronics and per-device power supplies are tailored to full-wafer functional test. The Company believes that the FOX-1 system can significantly reduce the cost of testing IC wafers. This full wafer contact systems product category accounted for approximately 39% of the Company's net sales in fiscal 2007.

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

    Devices being tested are placed on PTBs and loaded into environmental chambers which typically operate at temperatures from 25 degrees Celsius (77 degrees Fahrenheit) up to 150 degrees Celsius (302 degrees Fahrenheit) (optional chambers can produce temperatures as low as -55 degrees Celsius (-67 degrees Fahrenheit)). A single PTB can hold up to 416 DDR SDRAMs, and a production chamber holds 30 PTBs, resulting in up to 12,480 DDR SDRAMs being tested in a single system. This massively parallel test system product category accounted for approximately 29% and 40% of the Company's net sales in fiscal 2006 and 2005, respectively.

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

TEST FIXTURES

    The Company sells, and licenses others to manufacture and sell, custom-designed test fixtures for its systems. The test fixtures include performance test boards for use with the MTX massively parallel test system and burn-in boards for the MAX monitored burn-in system. These test fixtures hold the devices undergoing test or burn-in and electrically connect the devices under test to the system electronics. The capacity of each test fixture depends on the type of device being tested or burned-in, ranging from several hundred in memory production to as few as eight for high pin-count complex ASIC or microprocessor devices. Test fixtures are sold both with new Aehr Test systems and for use with the Company's installed base of systems. It also manufactures and sells test contactors for the FOX full-wafer contact parallel test and burn-in systems. Due to the challenge of making contact with and testing all the die on a semiconductor wafer, the FOX test contactors are the most complex of the test fixtures. In turn, PTBs are substantially more complex than BIBs, due to the advanced test requirements of the MTX system. The Company has received patents or applied for patents on certain features of the PTB, FOX and MAX4 test fixtures. The Company has licensed or authorized several other companies to provide PTBs and MAX4 BIBs from which the Company receives royalties. Royalties were less than 5% of net sales in fiscal 2007, 2006 and 2005.

CUSTOMERS

    The Company markets and sells its products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies.

    Sales to the Company's five largest customers accounted for approximately 75.8%, 82.9%, and 73.1% of its net sales in fiscal 2007, 2006 and 2005, respectively. During fiscal 2007, Spansion Inc. and Texas Instruments Incorporated accounted for 39.2% and 22.9% of the Company's net sales, respectively. During fiscal 2006, Texas Instruments Incorporated and Spansion Inc. accounted for 47.9% and 24.9% of the Company's net sales, respectively. During fiscal 2005, Spansion Inc. and Texas Instruments Incorporated accounted for 43.1% and 16.9% of the Company's net sales, respectively. No other customers represented more than 10% of the Company's net sales for any of these periods. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. In addition, sales to particular customers may fluctuate significantly from quarter to quarter. Such fluctuations may result in changes in utilization of the Company's facilities and resources. The loss of or reduction or delay in orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect the Company's business, financial condition and operating results.

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

BACKLOG

    As of May 31, 2007 and 2006, the Company's backlog was $21.3 million and $12.5 million, respectively. The increase in backlog was primarily the result of an increase in orders of the Company's FOX-1 full wafer parallel tester and WaferPak contactors. The Company's backlog consists of product orders for which confirmed purchase orders have been received and which are scheduled for shipment within 12 months. At May 31, 2006, the Company's backlog included a product development order and a prototype system totaling $1.1 million. Most orders are subject to rescheduling or cancellation by the customer with limited penalties. Because of the possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments or development projects, the Company's backlog as of a particular date may not be indicative of net sales for any succeeding period.

RESEARCH AND PRODUCT DEVELOPMENT

    The Company historically has devoted a significant portion of its financial resources to research and development programs and expects to continue to allocate significant resources to these efforts. The Company's research and development expenses during fiscal 2007, 2006 and 2005 were approximately $6.3 million, $4.3 million and $4.0 million, respectively.

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

PROPRIETARY RIGHTS

    The Company relies primarily on the technical and creative ability of its personnel, its proprietary software, and trade secrets and copyright protection, rather than on patents, to maintain its competitive position. The Company's proprietary software is copyrighted and licensed to the Company's customers. The Company currently holds twenty-one issued United States patents with expiration date ranges from 2012 to 2024 and has several additional United States patent applications and foreign patent applications pending. One issued patent covers the method used to connect performance test boards with the MTX system; another covers the method used to connect burn-in boards with the MAX4 system. The Company currently has one United States trademark registration.

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

EMPLOYEES

    As of July 31, 2007, the Company, its two foreign subsidiaries and one branch office employed 108 persons collectively, on a full-time basis, of whom 30 were engaged in research, development, and related engineering, 32 were engaged in manufacturing, 33 were engaged in marketing, sales, and customer support, and 13 were engaged in general administration and finance functions. The Company has 12 customer support personnel in the Philippines and China that it hired through local third-party firms, to reduce the administrative burdens and expenses of the Company. These individuals are reported to local government agencies as employees of the third party firm. In addition, the Company from time to time employs a number of part-time employees and contractors, particularly in manufacturing. The Company's success is in part dependent on its ability to attract and retain highly skilled workers, who are in high demand. None of the Company's employees are represented by a union and the Company has never experienced a work stoppage. Management considers its relations with its employees to be good.

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

     FLUCTUATIONS IN OPERATING RESULTS. The Company has experienced and expects to continue to experience significant fluctuations in its quarterly and annual operating results. During fiscal 2007, 2006 and 2005, quarterly net sales have been as low as $2.1 million and as high as $8.3 million, and gross margins for quarterly net sales have fluctuated between 18.0% and 58.3%. The Company's future operating results will depend upon a variety of factors, including sales volume, the timing of significant orders, the mix of products sold, changes in pricing by the Company, its competitors, customers or suppliers, the length of sales cycles for the Company's products, timing of new product announcements and releases by the Company and its competitors, market acceptance of new products and enhanced versions of the Company's products, capital spending patterns by customers, manufacturing inefficiencies associated with new product introductions by the Company, the Company's ability to produce systems and products in volume and meet customer requirements, product returns and customer acceptance of product shipments, volatility in the Company's targeted markets, political and economic instability, natural disasters, regulatory changes, possible disruptions caused by expanding existing facilities or moving into new facilities, expenses associated with acquisitions and alliances, and various competitive factors, including price-based competition, competition from vendors employing other technologies, and the amount of products sold under volume purchase arrangements, which tend to have lower selling prices. Accordingly, past performance may not be indicative of future performance.

    DEPENDENCE ON TIMING AND SIZE OF SALES ORDERS AND SHIPMENT. The Company derives a substantial portion of its revenues from the sale of a relatively small number of systems which typically range in purchase price from approximately $300,000 to over $1 million per system. As a result, the loss or deferral of a limited number of system sales could have a material adverse effect on the Company's net sales and operating results in a particular period. All customer purchase orders are subject to cancellation or rescheduling by the customer with limited penalties, and, therefore, backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. From time to time, cancellations and rescheduling of customer orders have occurred, and delays by the Company's suppliers in providing components or subassemblies to the Company have caused delays in the Company's shipments of its own products. There can be no assurance that the Company will not be materially adversely affected by future cancellations and rescheduling. A substantial portion of net sales typically are realized near the end of each quarter. A delay or reduction in shipments near the end of a particular quarter, due, for example, to unanticipated shipment rescheduling, cancellations or deferrals by customers, customer credit issues, unexpected manufacturing difficulties experienced by the Company, or delays in deliveries by suppliers, could cause net sales in a particular quarter to fall significantly below the Company's expectations. As the Company incurs expenses in anticipation of future sales levels, the Company's results of operations may be adversely affected if such sales levels are not achieved.

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

    Market acceptance of the MTX system is subject to a number of risks. Through the end of fiscal 2007, several companies purchased evaluation units of the MTX system, but only four customers have purchased production quantities. There are no long-term volume purchase commitments with any of these customers. There can be no assurance that these customers will again purchase MTX systems for their production facilities. Since most potential customers have successfully relied on memory testers for many years and their personnel understand the use and maintenance of such systems, the Company anticipates that they may be reluctant to change their procedures in order to transfer test functions to the MTX system. Before a customer will transfer test functions to the MTX, the test programs must be translated for use with the MTX system and lengthy correlation tests must be performed. Correlation testing may take up to six months or more. Furthermore, MTX system sales are expected to be primarily limited to new facilities and to existing facilities being upgraded to accommodate new product generations, such as the transition to new memory technologies, including newer generation flash memories, the Double Data Rate DRAMs, and DDR II DRAMs. Construction of new facilities and upgrades of existing facilities have in some cases been delayed or canceled during periodic semiconductor industry downturns. Other companies have purchased MTX systems which are being used only in quality assurance and engineering applications. Market acceptance of the MTX system may also be affected by a reluctance of IC manufacturers to rely on relatively small suppliers such as the Company.

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

    LENGTHY SALES CYCLE. Sales of the Company's systems depend, in significant part, upon the decision of a prospective customer to increase manufacturing capacity or to restructure current manufacturing facilities, either of which typically involve a significant commitment of capital. In addition, the approval process for FOX and MTX system and DiePak carrier sales may require lengthy qualification and correlation testing. In view of the significant investment or strategic issues that may be involved in a decision to purchase FOX and MTX systems or DiePak carriers, the Company may experience delays following initial qualification of the Company's systems as a result of delays in a customer's approval process. For these reasons, the Company's systems typically have a lengthy sales cycle during which the Company may expend substantial funds and management effort in securing a sale. Lengthy sales cycles subject the Company to a number of significant risks, including inventory obsolescence and fluctuations in operating results, over which the Company has little or no control. The loss of individual orders due to the lengthy sales and evaluation cycle, or delays in the sale of even a limited number of systems could have a material adverse effect on the Company's business, operating results and financial condition and, in particular, could contribute to significant fluctuations in operating results on a quarterly basis.

    DEPENDENCE ON INTERNATIONAL SALES AND OPERATIONS. Approximately 42.4%, 85.0% and 81.2% of the Company's net sales for fiscal 2007, 2006 and 2005, respectively, were attributable to sales to customers for delivery outside of the United States. The Company operates sales, service and limited manufacturing organizations in Japan and Germany and a sales and support organization in Taiwan. The Company expects that sales of products for delivery outside of the United States will continue to represent a substantial portion of its future revenues. The future performance of the Company will depend, in significant part, upon its ability to continue to compete in foreign markets which in turn will depend, in part, upon a continuation of current trade relations between the United States and foreign countries in which semiconductor manufacturers or assemblers have operations. A change toward more protectionist trade legislation in either the United States or such foreign countries, such as a change in the current tariff structures, export compliance or other trade policies, could adversely affect the Company's ability to sell its products in foreign markets. In addition, the Company is subject to other risks associated with doing business internationally, including longer receivable collection periods and greater difficulty in accounts receivable collection, the burden of complying with a variety of foreign laws, difficulty in staffing and managing global operations, risks of civil disturbance or other events which may limit or disrupt markets, international exchange restrictions, changing political conditions and monetary policies of foreign governments.

    A substantial portion of the Company's net sales has been in Asia. Turmoil in the Asian financial markets has resulted, and may result in the future, in dramatic currency devaluations, stock market declines, restriction of available credit and general financial weakness. In addition, flash, DRAM, and other memory device prices in Asia have recently declined dramatically, and will likely do so again in the future. These developments may affect the Company in several ways. The Company believes that many international semiconductor manufacturers limited their capital spending in fiscal years 2003 and 2002, and that the uncertainty of the memory market may cause some manufacturers in the future to again delay capital spending plans. The economic conditions in Asia may also affect the ability of the Company's customers to meet their payment obligations, resulting in cancellations or deferrals of existing orders and the limitation of additional orders. In addition, Asian governments have subsidized some portion of fabrication construction. Financial turmoil may reduce these governments' willingness to continue such subsidies. Such developments could have a material adverse affect on the Company's business, financial condition and results of operations.

    Because a substantial portion of the Company's net sales is from sales of products for delivery outside the United States, an increase in the value of the U.S. Dollar relative to foreign currencies would increase the cost of the Company's products compared to products sold by local companies in such markets. Approximately 92.0%, 5.7% and 2.3% of the Company's net sales for fiscal 2007 were denominated in U.S. Dollars, Japanese Yen and Euros. Although a large percentage of net sales to European customers is denominated in U.S. Dollars, substantially all sales to Japanese customers are denominated in Yen. Since the price is determined at the time a purchase order is accepted, the Company is exposed to the risks of fluctuations in the Yen-U.S. Dollar exchange rate during the lengthy period from the date a purchase order is received until payment is made. This exchange rate risk is partially offset to the extent the Company's Japanese subsidiary incurs expenses payable in Yen. To date, the Company has not invested in instruments designed to hedge currency risks. In addition, the Company's Japanese subsidiary typically carries debt or other obligations due to the Company that may be denominated in either Yen or U.S. Dollars.

    A substantial portion of the world's manufacturers of memory devices are in South Korea, Japan, Taiwan and China, and growth in the Company's net sales depends in large part upon its ability to penetrate these markets. Both the South Korean and Japanese markets are difficult for foreign companies to penetrate. The Company has served the Japanese market through its Japanese subsidiary, which has experienced limited success and has incurred operating losses in recent years through fiscal 2006. Sales into South Korea have not been significant in recent years. Taiwan and China represent an increasingly important portion of the memory manufacturer market. The Company established a support organization in Taiwan in fiscal 2001 and subsequently added a sales function. The lack of local manufacturing may impede the Company's efforts to develop the Japanese, South Korean, Taiwanese and Chinese markets. There can be no assurance that the Company's efforts in Japan, South Korea, Taiwan or China will be successful or that the Company will be able to achieve and sustain significant sales to, or be able to successfully compete in, these markets.

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

    CYCLICALITY OF SEMICONDUCTOR INDUSTRY AND CUSTOMER PURCHASES; RISK OF CANCELLATIONS AND RESCHEDULINGS. The Company's operating results depend primarily upon the capital expenditures of semiconductor manufacturers, semiconductor contract assemblers and burn-in and test service companies worldwide, which in turn depend on the current and anticipated market demand for ICs and products utilizing ICs. The semiconductor and semiconductor equipment industries in general, and the market for flash memories, DRAMs and other memory devices in particular, historically have been highly volatile and have experienced periodic downturns and slowdowns, which have had severe negative effects on the semiconductor industry's demand for semiconductor capital equipment, including test and burn-in systems manufactured and marketed by the Company. These downturns and slowdowns have adversely affected the Company's operating results in the past. In addition, the purchasing patterns of the Company's customers are also highly cyclical because most customers purchase the Company's products for use in new production facilities or for upgrading existing test lines for the introduction of next generation products. Construction of new facilities and upgrades of existing facilities have in some cases been delayed or canceled during the most recent semiconductor industry downturn. A large portion of the Company's net sales are attributable to a few customers and therefore a reduction in purchases by one or more customers could materially adversely affect the Company's financial results. There can be no assurance that the semiconductor industry will grow in the future at the same rates as it has grown historically. Any downturn or slowdown in the semiconductor industry would have a material adverse effect on the Company's business, financial condition and operating results. In addition, the need to maintain investment in research and development and to maintain customer service and support will limit the Company's ability to reduce its expenses in response to any such downturn or slowdown period.

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

                                 MANAGEMENT

EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

    The directors of the Company are elected annually. The executive officers of the Company serve with no specific term of office. The executive officers and directors of the Company are as follows:

Name of Executive Officer     Age       Positions with the Company
----------------------------  ----  -----------------------------------
Rhea J. Posedel............... 65   Chief Executive Officer and
                                      Chairman of the Board of Directors

Gary L. Larson................ 57   Vice President of Finance and Chief
                                      Financial Officer

Carl N. Buck.................. 55   Vice President of Marketing and Contactor
  Business Group

Joel Bustos................... 54   Vice President of Operations

David S. Hendrickson.......... 50   Vice President of Engineering

Gregory M. Perkins............ 53   Vice President of Worldwide Sales
                                      and Service

Kunio Sano.................... 51   President, Aehr Test Systems Japan K.K.

Robert R. Anderson (1)(2)..... 69   Director

William W. R. Elder (1)(2)(3). 68   Director

Mukesh Patel (1)(3)........... 49   Director

Mario M. Rosati............... 61   Director and Secretary

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

    JOEL BUSTOS joined the Company as Vice President of Operations in July 2007. From 2002 to 2007, Mr. Bustos served as General Manager of the Global Consumer Business Unit of Celestica Inc., an electronic manufacturing services company. From 1999 to 2002, Mr. Bustos served as a General Manager at Flextronics International Ltd., a leading global provider of electronic manufacturing services. Mr. Bustos received a B.S. in Organizational Behavior from the University of San Francisco.

    DAVID S. HENDRICKSON joined the Company as Vice President of Engineering in October 2000. From 1999 to 2000, Mr. Hendrickson served as Platform General Manager, and from 1995 to 1999 as Engineering Director and Software Director, of Siemens Medical (formerly Acuson Corporation), a medical ultrasound products company. From 1990 to 1995, Mr. Hendrickson served as Director of Engineering and Director of Software of Teradyne Inc. (formerly Megatest Corporation), a manufacturer of semiconductor capital equipment. Mr. Hendrickson received a B.S. in Computer Science from Illinois Institute of Technology.

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

    WILLIAM W. R. ELDER has been a director of the Company since 1989. Dr. Elder was the Chief Executive Officer of Genus, Inc. a semiconductor equipment company, from 1981 to 1996, and then again from 1998 until the company was acquired by AIXTRON AG ("AIXTRON"), and he currently serves as the Chairman of the Silicon Semiconductor Technologies Group and is a member of the Executive Board of AIXTRON. Dr. Elder also serves as a Board Member of Maskless Lithography Inc., a capital equipment start-up company based in San Jose, California. Dr. Elder holds a B.S.I.E. and an honorary Doctorate Degree from the University of Paisley in Scotland.

    MUKESH PATEL was appointed to the Company's Board of Directors in June 1999. Mr. Patel is a leading entrepreneur in the Silicon Valley. Mr. Patel was President and Chief Executive Officer of Metta Technology, which he co-founded in 2004, until November 2006, when LSI Logic Corporation acquired it. He founded Sparkolor Corporation, acquired by Intel Corporation in late 2002, and co-founded SMART Modular Technologies, Inc. ("SMART Modular"), a high value added memory products company, acquired by Solectron Corporation in late 1999. Mr. Patel was Vice President and General Manager Memory Product Division of SMART Modular from August 1995 to August 1998 and as Vice President, Engineering from February 1989 to July 1995. Mr. Patel holds a B.S. degree in Engineering with an emphasis in digital electronics from Bombay University, India. Mr. Patel also serves as a Board member for SMART Modular and for several privately-held companies.

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

DIRECTORS' COMPENSATION AND OTHER ARRANGEMENTS

    Rhea J. Posedel, the only inside director of the Company, does not receive any cash compensation for his services as a member of the Board of Directors. Each outside director receives (1) an annual retainer of $15,000, (2) $1,875 for each regular board meeting he attends, and (3) $1,125 for each committee meeting he attends if not held in conjunction with a regular board meeting, in addition to being reimbursed for certain expenses incurred in attending Board and committee meetings. Through fiscal 2006, each outside director could elect to receive an additional stock option grant in lieu of any cash payments throughout the year. In fiscal 2007, that alternative was eliminated. An inside director is a director who is a regular employee of the Company, whereas an outside director is not an employee of the Company. Directors are eligible to participate in the Company's stock option plans. In fiscal 2005, outside directors Robert Anderson, William Elder, Mukesh Patel and Mario Rosati were each granted options to purchase 5,000 shares at $2.89 per share.
Additionally, Robert Anderson and Mukesh Patel were each granted options to purchase 12,676 shares at $2.84 per share pursuant to an agreement to take these options in lieu of cash payments throughout the fiscal year. In fiscal 2006, outside directors Robert Anderson, William Elder, Mukesh Patel and Mario Rosati were each granted options to purchase 5,000 shares at $3.66 per share. Additionally, Robert Anderson and Mukesh Patel were each granted options to purchase 14,754 shares at $3.66 per share pursuant to an agreement to take these options in lieu of cash payments throughout the fiscal year. In fiscal 2007, outside directors Robert Anderson, William Elder, Mukesh Patel and Mario Rosati were each granted options to purchase 5,000 shares at $6.07 per share.

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

Item 1B.  Unresolved Staff Comments

    None.

Item 2.   Properties

    The Company's principal administrative and production facilities are located in Fremont, California, in a 51,289 square foot building. The lease on this building expires in December 2009; the Company has an option to extend the lease of its headquarters building for an additional five year period at rates to be determined. The Company's Japan facility is located in Tokyo in a 4,294 square foot building under a lease which expires in September, 2010. The Company leases a sales and support office on a month-to-month basis in Utting, Germany. The Company leases a sales and support office in Hsinchu, Taiwan under a lease which expires in 2008. The Company's and its subsidiaries' annual rental payments currently aggregate approximately $927,000. The Company periodically evaluates its global operations and facilities to bring its capacity in line with demand and to provide cost efficient services for its customers. In prior years, through this process, the Company has moved from certain facilities that exceeded the capacity required to satisfy its needs. The Company believes that its existing facilities are adequate to meet its current and reasonably foreseeable requirements. The Company regularly evaluates its expected future facilities requirements and believes that alternate facilities would be available if needed.

Item 3.   Legal Proceedings

    None.


Item 4.   Submission of Matters to a Vote of Security Holders

    None.


                                 PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

    The Company's common stock has been publicly traded on the NASDAQ Global Market under the symbol "AEHR" since August 1997, the date we consummated our initial public offering. The following table sets forth, for the periods indicated, the high and low sale prices for the common stock on such market. These quotations represent prices between dealers and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                                                        High       Low
                                                      --------- ---------
Fiscal 2007:
 First quarter ended August 31, 2006................    $11.18     $5.89
 Second quarter ended November 30, 2006.............     10.18      4.66
 Third quarter ended February 28, 2007..............      6.50      4.50
 Fourth quarter ended May 31, 2007..................      7.50      5.50

Fiscal 2006:
 First quarter ended August 31, 2005................     $3.43     $2.50
 Second quarter ended November 30, 2005.............      4.38      2.54
 Third quarter ended February 28, 2006..............      4.65      3.40
 Fourth quarter ended May 31, 2006..................      6.95      3.60

    At August 7, 2007, the Company had 115 holders of record of its common stock. The Company estimates the number of beneficial owners of the Company's common stock at August 7, 2007 to be 1,240.

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

    The Company has not repurchased any of its common stock during the fiscal year ended May 31, 2007.


EQUITY COMPENSATION PLAN INFORMATION

    The information required by this item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of the Proxy Statement and Part III, Item 12 of this Annual Report on Form 10-K.

PERFORMANCE MEASUREMENT COMPARISON

    The following graph shows a comparison of total shareholder return for holders of the Company's common stock for the last five fiscal years ended May 31, 2007, compared with the NASDAQ Stock Market (U.S.) Index and the Philadelphia Semiconductor Index. The graph assumes that $100 was invested in the Company's common stock, in the NASDAQ Stock Market (U.S.) Index and the Philadelphia Semiconductor Index on May 31, 2002, and that all dividends were reinvested. The Company believes that while total shareholder return can be an important indicator of corporate performance, the stock prices of semiconductor equipment companies like Aehr Test Systems are subject to a number of market-related factors other than company performance, such as competitive announcements, mergers and acquisitions in the industry, the general state of the economy, and the performance of other semiconductor equipment company stocks.

               COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
            Among Aehr Test Systems, The NASDAQ Composite Index
               And The Philadelphia Semiconductor Index

 [The following table was depicted as a line chart in the printed material]

                                                 Cumulative Total Return
                              ----------------------------------------------------------
                                5/02      5/03      5/04      5/05     5/06     5/07
                              -------- -------- --------- --------- --------- ----------
Aehr Test Systems............   100.00    48.24     69.09     50.76    108.09     101.70
NASDAQ Composite.............   100.00    98.31    123.42    129.37    141.08     172.42
Philadelphia Semiconductor...   100.00    74.65     97.17     90.51     85.71      95.66

                              -------- -------- --------- --------- --------- ----------


* $100 invested on 5/31/02 in stock or index-including reinvestment of dividends.
   Fiscal year ending May 31.




Item 6. Selected Consolidated Financial Data (in thousands except per share data):

    The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Form 10-K.


                                                                   Fiscal Year Ended May 31,
                                                   ------------------------------------------------------
                                                       2007       2006       2005       2004       2003
                                                   ---------- ---------- ---------- ---------- ----------

CONSOLIDATED STATEMENTS OF OPERATIONS:
Net sales.....................................        $27,351    $23,801    $16,080    $15,800    $15,092
Cost of sales.................................         13,438     13,165     11,817     10,092      9,354
                                                   ---------- ---------- ---------- ---------- ----------
Gross profit..................................         13,913     10,636      4,263      5,708      5,738
                                                   ---------- ---------- ---------- ---------- ----------
Operating expenses:
  Selling, general and administrative.........          6,538      5,842      5,215      5,572      5,919
  Research and development....................          6,324      4,339      4,023      4,645      4,543
                                                   ---------- ---------- ---------- ---------- ----------
    Total operating expenses..................         12,862     10,181      9,238     10,217     10,462
                                                   ---------- ---------- ---------- ---------- ----------
Income (loss) from operations.................          1,051        455     (4,975)    (4,509)    (4,724)

Interest income...............................            491        255        155        333        252
Other income (expense), net...................            961         79         86        293       (146)
                                                   ---------- ---------- ---------- ---------- ----------
Income (loss) before income tax expense
  (benefit).... ..............................          2,503        789     (4,734)    (3,883)    (4,618)

Income tax expense (benefit)..................             75        (21)       136         76        (74)
                                                   ---------- ---------- ---------- ---------- ----------
Net income (loss).............................        $ 2,428    $   810    $(4,870)   $(3,959)   $(4,544)
                                                   ========== ========== ========== ========== ==========

Net income (loss) per share:
  Basic ......................................        $  0.31    $  0.11    $ (0.66)   $ (0.55)   $ (0.63)
  Diluted ....................................        $  0.30    $  0.11    $ (0.66)   $ (0.55)   $ (0.63)

Shares used in per share calculation
  Basic.......................................          7,751      7,515      7,420      7,248      7,161
  Diluted.....................................          8,225      7,605      7,420      7,248      7,161



                                                                           May 31,
                                                   ------------------------------------------------------
                                                       2007       2006       2005       2004       2003
                                                   ---------- ---------- ---------- ---------- ----------
CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents.....................        $ 6,564    $ 9,405    $ 4,952    $ 4,041    $ 5,712
Working capital...............................         20,370     17,323     15,342     18,944     21,974
Total assets..................................         28,675     24,893     21,469     26,812     28,247
Long-term obligations, less current portion...            185        264        332        333        309
Total shareholders' equity....................         22,668     18,817     17,452     22,204     25,345


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

    This Management's Discussion and Analysis section and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. These statements typically may be identified by the use of forward-looking words or phrases such as "believe," "expect," "intend," "anticipate," "should," "planned," "estimated," and "potential," among others. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statement of assumptions underlying any of the foregoing. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks, uncertainties and assumptions referred to above include, but are not limited to, the ability of the Company to retain and motivate key employees; the timely development, production and acceptance of products and services and their feature sets; the challenge of managing asset levels, including inventory; the flow of products into third-party distribution channels; marketing efforts; levels of competition; the difficulty of keeping expense growth at modest levels while increasing revenues; operating and capital requirements; and other risks that are described from time to time in the Company's

Securities and Exchange Commission reports, including but not limited to this Annual Report on Form 10-K for the fiscal year ended May 31, 2007 and subsequently filed reports.

OVERVIEW

    The Company was founded in 1977 to develop and manufacture burn-in and test equipment for the semiconductor industry. Since its inception, the Company has sold more than 2,500 systems to semiconductor manufacturers, semiconductor contract assemblers and burn-in and test service companies worldwide. The Company's principal products currently are the MAX burn-in system, the FOX full wafer contact parallel test and burn-in system and the MTX massively parallel test system, the DiePak carrier and test fixtures.

    The Company's net sales consist primarily of sales of systems, die carriers, test fixtures, upgrades and spare parts and revenues from service contracts. The Company's selling arrangements may include contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title.

    In accordance with the provisions of Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, the Company recognizes revenue upon shipment and defers recognition of revenue for any amounts subject to acceptance until such acceptance occurs. The amount of revenue deferred is the greater of the fair value of the undelivered element or the contractual agreed to amounts. When multiple elements or deliverables exist, the Company allocates the purchase price based on vendor specific objective evidence or third-party evidence of fair value and defers revenue recognition on the undelivered portions or elements. Historically, these multiple deliverables have included items such as extended support provisions, training to be supplied after delivery of the systems, and test programs specific to customers' routine applications. Test programs can be written either by the customer, other firms or by the Company. The amount of revenue deferred in connection with an undelivered element is the greater of the fair value of the undelivered element or the contractually agreed to amount.

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

    The Company's terms of sales with distributors are generally FOB shipping point with payment due within 60 days. The only right of return is if the equipment does not meet the published specifications. All products go through in-house testing and verification of specifications before shipment. Apart from warranty reserves, credits issued have not been material as a percentage of net sales. The Company's distributors do not generally carry inventories of our products. Instead, the distributors place orders with the Company at or about the time they receive orders from their customers. The Company's shipment terms to our distributors do not provide for credits or right of return. Because the Company's distributors do not generally carry inventories of our products, they do not have rights to price protection or to return products. At the time the Company ships products to the distributors, the
price is fixed.   Subsequent to the issuance of the invoice, there are no
discounts or special terms. Paragraph 6 of Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition When Right of Return Exists", is not applicable because the Company does not give the buyer the right to return the product or to receive future price concessions. The Company's arrangements do not include vendor consideration as described in Emerging Issues Task Force No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)."

    In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", the Company capitalizes its systems software development costs incurred after a system achieves technological feasibility and before first commercial shipment. Such costs typically represent a small portion of total research and development costs. No system software development costs were capitalized or amortized in fiscal 2007, 2006 or 2005.

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

    REVENUE RECOGNITION

    The Company follows very specific and detailed guidelines in measuring revenue in accordance with SAB No. 104, "Revenue Recognition, corrected copy;" however, certain judgments affect the application of the policy. For example, the Company's revenue recognition policy is affected by estimated reductions to revenue for special pricing agreements, price protection, promotions and other volume-based incentives. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial conditions of the Company's customers deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

    STOCK-BASED COMPENSATION EXPENSE

    On June 1, 2006, the Company began accounting for stock options and employee stock purchase plan ("ESPP") shares under the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)"), which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statements of operations. In March 2005, the SEC issued SAB No. 107 ("SAB 107") relating to SFAS 123(R).
The Company has applied the provision of SAB 107 in our adoption of SFAS
123(R).   The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of June 1, 2006, the first day of the Company's fiscal year 2007. Accordingly, stock-based compensation expense for all stock-based compensation awards granted after June 1, 2006 is measured at grant date, based on the fair value of the award which is computed using the Black-Scholes option valuation model, and is recognized as expense over the requisite service period for the employee. This methodology requires the use of subjective assumptions in implementing SFAS 123(R), including expected stock price volatility and estimated life of each award.

    Prior to the implementation of SFAS 123(R), the Company accounted for stock options and ESPP shares under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations, and provided pro forma disclosures as required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement 123," which amended SFAS 123, "Accounting for Stock-Based Compensation." The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R). Accordingly, during the fiscal year 2007, the Company recorded stock compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS 123. We did not restate previously reported amounts.


RESULTS OF OPERATIONS

    The following table sets forth statements of operations data as a percentage of net sales for the periods indicated.

                                                      Year Ended May 31,
                                                ----------------------------
                                                   2007     2006     2005
                                                --------- --------- --------
Net sales ................................        100.0 %   100.0 %  100.0 %
Cost of sales ............................         49.1      55.3     73.5
                                                --------- --------- --------
Gross profit .............................         50.9      44.7     26.5
                                                --------- --------- --------
Operating expenses:
  Selling, general and administrative.....         23.9      24.5     32.4
  Research and development................         23.1      18.2     25.0
                                                --------- --------- --------
    Total operating expenses..............         47.0      42.7     57.4
                                                --------- --------- --------
    Income (loss) from operations.........          3.9       2.0    (30.9)

Interest income...........................          1.8       1.0      1.0
Other income (expense), net...............          3.5       0.3      0.5
                                                --------- --------- --------
    Income (loss) before income tax expense
    (benefit).............................          9.2       3.3    (29.4)

Income tax expense (benefit)..............          0.3      (0.1)     0.9
                                                --------- --------- --------
Net income (loss).........................          8.9 %     3.4 %  (30.3)%
                                                ========= ========= ========


FISCAL YEAR ENDED MAY 31, 2007 COMPARED TO FISCAL YEAR ENDED MAY 31, 2006

    NET SALES. Net sales consist primarily of sales of systems, die carriers, test fixtures, upgrades and spare parts and revenues from service contracts. Net sales increased to $27.4 million in the fiscal year ended May 31, 2007 from $23.8 million in the fiscal year ended May 31, 2006, an increase of 14.9%. The increase in net sales in fiscal 2007 resulted primarily from an increase in net sales of the Company's wafer/die level products, partially offset by a decrease in sales of the Company's MTX products and MAX monitored burn-in products. Net sales of the Company's wafer/die level products in fiscal 2007 were $12.0 million, and increased approximately $11.1 million from fiscal 2006. Net sales of the Company's MTX products in fiscal 2007 were $3.1 million, and decreased approximately $4.2 million from fiscal 2006. Net sales of the Company's MAX monitored burn-in products in fiscal 2007 were $12.2 million, and decreased approximately $3.4 million from fiscal 2006. The Company expects first quarter fiscal 2008 net sales to be similar to the level reported in the fourth quarter of fiscal 2007.

    GROSS PROFIT. Gross profit consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit increased to $13.9 million in the fiscal year ended May 31, 2007 from $10.6 million in the fiscal year ended May 31, 2006, an increase of 30.8%. Gross profit margin increased to 50.9% in the fiscal year ended May 31, 2007 from 44.7% in the fiscal year ended May 31, 2006. The increase in gross profit margin was primarily the result of the fact that FOX products, with somewhat higher margins, represented a higher proportion of net sales. Additionally, to a lesser extent, gross profit margin improved due to manufacturing efficiencies resulting from increased production levels. Over the next few quarters, the Company continues to believe that its gross profit margin will be in the high 40% to low 50% range.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related costs of employees, customer support costs, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses increased to $6.5 million in the fiscal year ended May 31, 2007 from $5.8 million in the fiscal year ended May 31, 2006, an increase of 11.9%. The increase in SG&A expenses was primarily due to stock compensation expenses of approximately $386,000 from the adoption of SFAS 123(R). As a percentage of net sales, SG&A expenses decreased slightly to 23.9% in the fiscal year ended May 31, 2007 from 24.5% in the fiscal year ended May 31, 2006.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses increased to $6.3 million in the fiscal year ended May 31, 2007 from $4.3 million in the fiscal year ended May 31, 2006, an increase of 45.7%. The increase in R&D expenses was primarily due to increases in project material expenses of $906,000, project related professional service expenses of $344,000 and stock compensation expenses of approximately $256,000. As a percentage of net sales, R&D expenses increased to 23.1% in the fiscal year ended May 31, 2007 from 18.2% in the fiscal year ended May 31, 2006, reflecting the previously detailed expense increases.

    INTEREST INCOME. Interest income increased to $491,000 in the fiscal year ended May 31, 2007 from $255,000 in the fiscal year ended May 31, 2006, an increase of 92.5%. The increase was primarily related to higher average invested balances in fiscal 2007.

    OTHER INCOME (EXPENSE), NET. Other income, net increased to $961,000 in the fiscal year ended May 31, 2007 from $79,000 in the fiscal year ended May 31, 2006. The increase in other income, net was primarily due to the recognition of an earn-out payment of $644,000 included in the consideration received on the 2003 sale of a portion of the Company's ownership in ESA Electronics, a Singapore company. The Company does not anticipate any further gains from this earn-out transaction.

    INCOME TAX EXPENSE (BENEFIT). Income tax expense was $75,000 in the fiscal year ended May 31, 2007, compared with income tax benefit of $21,000 in the fiscal year ended May 31, 2006. The income tax expense in the fiscal year ended May 31, 2007 was primarily attributable to alternative minimum tax requirements on the Company's U.S. operations. The income tax benefit in the fiscal year ended May 31, 2006 was related to the tax benefit recorded by the Company as a result of losses incurred in the Company's German subsidiary. The Company's U.S. operations and its Japanese subsidiary had experienced significant cumulative losses and thus generated certain net operating losses available to offset future taxes payable in the U.S. and Japan. As a result of the cumulative operating losses in the Company's U.S. operations and its Japanese subsidiary, a valuation allowance was established for the full amount of its net deferred tax assets for both its U.S. operations and its Japanese subsidiary.

FISCAL YEAR ENDED MAY 31, 2006 COMPARED TO FISCAL YEAR ENDED MAY 31, 2005

    NET SALES. Net sales increased to $23.8 million in the fiscal year ended May 31, 2006 from $16.1 million in the fiscal year ended May 31, 2005, an increase of 48.0%. The increase in net sales in fiscal 2006 resulted primarily from an increase in net sales of the Company's MAX monitored burn-in products.

    GROSS PROFIT. Gross profit increased to $10.6 million in the fiscal year ended May 31, 2006 from $4.3 million in the fiscal year ended May 31, 2005, an increase of 149.5%. Gross profit margin increased to 44.7% in the fiscal year ended May 31, 2006 from 26.5% in the fiscal year ended May 31, 2005. Approximately 60% of the increase in gross profit margin was the result of very low gross profit margins related to MTX pass-through products in fiscal 2005, discussed below, approximately 20% of the increase in gross profit margins was the result of lower material costs as a percentage of net sales, and approximately 20% of the increase in gross profit margins was related to manufacturing efficiencies resulting from increased production levels. Beginning in January 2004, the Company received turnkey MTX system orders from a single customer, which included certain very low margin products not typically sold directly by the Company which are used in conjunction with the Company's systems. At the customer's request, these products were included as part of the order. These products were priced at or near the Company's cost and are referred to here as "MTX pass-through" products. There was a reduction in net sales of MTX pass-through products of $2.8 million from fiscal 2005 to fiscal 2006. Since the Company does not typically accept orders for MTX pass-through products, it has requested that, going forward, the customer purchase these MTX pass-through products directly through the vendors that currently manufacture such products. The customer has already ordered some of these products directly from the vendors. The customer has not advised the Company of its intent to purchase any additional MTX pass-through products from the Company.

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

    INCOME TAX EXPENSE (BENEFIT). Income tax benefit was $21,000 in the fiscal year ended May 31, 2006, compared with income tax expense of $136,000 in the fiscal year ended May 31, 2005. The income tax benefit in the fiscal year ended May 31, 2006 was related to the tax benefit recorded by the Company as a result of losses incurred in the Company's German subsidiary. The income tax expense in the fiscal year ended May 31, 2005 was related primarily to the tax expense recorded as a result of income earned in the Company's Germany subsidiary. The Company's U.S. operations and its Japanese subsidiary had experienced significant cumulative losses and thus generated certain net operating losses available to offset future taxes payable in the U.S. and Japan. As a result of the cumulative operating losses in the Company's U.S. operations and its Japanese subsidiary, a valuation allowance was established for the full amount of its net deferred tax assets for both its U.S. operations and its Japanese subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

    We consider cash and cash equivalents and short-term investments as liquid and available for use. As of May 31, 2007, the Company had $9.6 million in cash, cash equivalents and short-term investments.

    Net cash used in operating activities was approximately $1.1 million for the fiscal year ended May 31, 2007 and net cash provided by operating activities was approximately $1.5 million for the fiscal year ended May 31, 2006. For the fiscal year ended May 31, 2007, net cash used in operating activities was primarily due to an increase in inventories of $2.5 million, an increase in accounts receivable of $2.1 million and a decrease in accrued expenses and deferred revenue of $1.4 million, partially offset by net income of $2.4 million, an increase in accounts payable of $1.4 million and stock compensation expenses of approximately $700,000. Inventories increased due to the ramp in production resulting from the strong growth in FOX-1 backlog. The increase in accounts receivable was primarily a matter of timing, as many of the Company's shipments were made closer to the end of fiscal 2007. Accrued expenses and deferred revenue decreased primarily due to revenue recognized from deferrals made in prior periods which were earned in fiscal 2007. Accounts payable increased primarily due to higher inventory purchases as a result of the higher production levels of FOX products. For the fiscal year ended May 31, 2006, net cash provided by operating activities was primarily due to the an increase in accrued expenses and deferred revenue of approximately $2.1 million. This increase was primarily attributable to an increase in shipments of products with new technologies requiring customer acceptance.

Net cash used in investing activities was approximately $2.5 million for the fiscal year ended May 31, 2007. Net cash provided by investing activities was approximately $2.5 million for the fiscal year ended May 31, 2006. Net cash used in investing activities during the fiscal year ended May 31, 2007 was primarily attributable to $14.2 million in purchase of investments, partially offset by $12.8 million in net proceeds from sales and maturities of investments. Net cash provided by investing activities during the fiscal year ended May 31, 2006 was primarily due to the net proceeds from sales and maturity of investments of $14.5 million, partially offset by purchase of investments of $11.9 million.

    Financing activities provided cash of approximately $766,000 in the fiscal year ended May 31, 2007 and $514,000 in the fiscal year ended May 31, 2006.
Net cash provided by financing activities during the fiscal years ended May 31, 2007 and 2006 was primarily due to proceeds from issuance of common stock and exercise of stock options.

    As of May 31, 2007, the Company had working capital of $20.4 million. Working capital consists of cash and cash equivalents, short-term investments, accounts receivable, inventories and prepaid expenses and other current assets, less current liabilities.

    The Company announced in August 1998 that its board of directors had authorized the repurchase of up to 1,000,000 shares of its outstanding common shares. The Company may repurchase the shares in the open market or in privately negotiated transactions, from time to time, subject to market conditions. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase program may be interrupted or discontinued at any time. Any such repurchase of shares, if consummated, may use a portion of the Company's working capital. As of May 31, 2006, the Company had repurchased 523,700 shares at an average price of $3.95. Shares repurchased by the Company are cancelled. During fiscal 2007, the Company did not repurchase any of its outstanding common stock.

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

    The Company anticipates that the existing cash balance together with cash provided by operations, if any, are adequate to meet its working capital and capital equipment requirements through calendar year 2008. After calendar year 2008, depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required, or if available, that such financing can be obtained on terms satisfactory to the Company.

OFF BALANCE SHEET FINANCING

    The Company has not entered into any off-balance sheet financing arrangements and has not established any special purpose entities.

OVERVIEW OF CONTRACTUAL OBLIGATIONS

    The following table provides a summary of such arrangements, or contractual obligations.

                                           Payments Due by Period (in thousands)
---------------------------------------------------------
                                        Less than      1-3         3-5          5
                               Total      1 year      years       years       years
                             --------- ----------- ----------- ----------- -----------
Operating Leases.............   $2,548     $  943      $1,605         $--         $--
Purchases(1).................    7,284      7,284          --          --          --
                             --------- ----------- ----------- ----------- -----------
Total........................   $9,832     $8,227      $1,605         $--         $--
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

RELATED PARTY TRANSACTIONS

    The Company has entered into transactions with ESA Electronics Pte Ltd. ("ESA") in which the Company owned a 12.5% interest at May 31, 2007, 2006 and 2005. ESA purchased goods from the Company for approximately $15,000, $215,000 and $142,000 during fiscal 2007, 2006 and 2005, respectively. In addition, the Company purchased goods from ESA for approximately $1,000, $77,000 and $2.0 million in fiscal 2007, 2006 and 2005, respectively. At May 31, 2007 and
2006, the Company had no amounts payable to ESA. At May 31, 2007 and 2006, the Company had amounts receivable from ESA of approximately $0 and $2,000, respectively.

    Mario M. Rosati, one of the Company's directors, is also a member of Wilson Sonsini Goodrich & Rosati, Professional Corporation, which has served as the Company's outside corporate counsel and has received compensation at normal commercial rates for these services.

RECENT ACCOUNTING PRONOUNCEMENTS

    In March 2006, the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force issued Issue 06-03 ("EITF 06-03"), "How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement." A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes, which are not considered material. As such, EITF 06-03 will not impact the method for recording these sales taxes in the consolidated financial statements.

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

    In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157") which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007; therefore, the Company anticipates adopting SFAS 157 as of June 1, 2008. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial position and results of operations.

    In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS 159 will have on its consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

    The Company considered the provisions of Financial Reporting Release No. 48 "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity instruments at May 31, 2007.

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

Item 8.   Financial Statements and Supplementary Data


                                   INDEX


Consolidated Financial Statements of Aehr Test Systems

  Reports of Independent Registered Public Accounting Firms ..........     30

  Consolidated Balance Sheets at May 31, 2007 and 2006................     32

  Consolidated Statements of Operations for the years
    ended May 31, 2007, 2006 and 2005.................................     33

  Consolidated Statements of Shareholders' Equity and
    Comprehensive Income for the years ended
    May 31, 2007, 2006 and 2005.......................................     34

  Consolidated Statements of Cash Flows for the years ended
    May 31, 2007, 2006 and 2005.......................................     35

  Notes to Consolidated Financial Statements..........................     36

  Selected Quarterly Consolidated Financial Data (Unaudited)..........     52

  Financial statement schedules not listed above are either omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or in the Notes thereto.

                                 REPORT OF
               INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Shareholders of Aehr Test Systems

    We have audited the accompanying consolidated balance sheets of Aehr Test Systems and its subsidiaries (the "Company") as of May 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the two years in the period ended May 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor have we been engaged to perform, an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aehr Test Systems and its subsidiaries as of May 31, 2007 and 2006, and the results of their operations and their cash flows for each of the two years in the period ended May 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

    As discussed in Note 1 to the consolidated financial statements, on June 1, 2006 the Company changed its method of accounting for stock-based compensation as a result of adopting Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" applying the modified prospective method.



/s/ Burr, Pilger & Mayer LLP


San Jose, California
August 27, 2007

                              REPORT OF
              INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Shareholders of Aehr Test Systems:


    In our opinion, the accompanying consolidated statements of operations, of shareholders' equity and comprehensive income and of cash flows present fairly, in all material respects, the results of operations of Aehr Test Systems and its subsidiaries and their cash flows for the year ended May 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP


San Jose, California
August 26, 2005

                       AEHR TEST SYSTEMS AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     May 31,
                                                            -------------------------
                                                                2007           2006
                                                            ----------     ----------
ASSETS

Current assets:
  Cash and cash equivalents ..........................         $ 6,564        $ 9,405
  Short-term investments .............................           2,987          1,600
  Accounts receivable, net ...........................           6,614          4,531
  Inventories ........................................           9,701          7,242
  Prepaid expenses and other .........................             326            357
                                                            ----------     ----------
      Total current assets ...........................          26,192         23,135

Property and equipment, net ..........................           1,689            959
Goodwill .............................................             274            274
Other assets .........................................             520            525
                                                            ----------     ----------
      Total assets ...................................         $28,675        $24,893
                                                            ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...................................         $ 2,517        $ 1,130
  Accrued expenses ...................................           2,927          2,347
  Deferred revenue ...................................             378          2,335
                                                            ----------     ----------
      Total current liabilities ......................           5,822          5,812


Deferred lease commitment ............................             185            264
                                                            ----------     ----------
      Total liabilities ..............................           6,007          6,076
                                                            ----------     ----------
Commitments and contingencies (Note 15)

Shareholders' equity:
  Preferred stock, $0.01 par value:
    Authorized: 10,000 shares;
    Issued and outstanding: none .....................              --             --
  Common stock, $0.01 par value:
    Authorized: 75,000 shares;
    Issued and outstanding: 7,820 shares and 7,630
      shares at May 31, 2007 and 2006, respectively ..              78             76
  Additional paid-in capital .........................          39,552         38,081
  Accumulated other comprehensive income ...........             1,241          1,291
  Accumulated deficit ................................         (18,203)       (20,631)
                                                            ----------     ----------
      Total shareholders' equity .....................          22,668         18,817
                                                            ----------     ----------
      Total liabilities and shareholders' equity .....         $28,675        $24,893
                                                            ==========     ==========


The accompanying notes are an integral part of these consolidated financial statements.

                       AEHR TEST SYSTEMS AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          Year Ended May 31,
                                                   --------------------------------
                                                       2007       2006       2005
                                                   ---------- ---------- ----------

Net sales.....................................        $27,351    $23,801    $16,080
Cost of sales.................................         13,438     13,165     11,817
                                                   ---------- ---------- ----------
Gross profit..................................         13,913     10,636      4,263
                                                   ---------- ---------- ----------
Operating expenses:
  Selling, general and administrative.........          6,538      5,842      5,215
  Research and development....................          6,324      4,339      4,023
                                                   ---------- ---------- ----------
    Total operating expenses..................         12,862     10,181      9,238
                                                   ---------- ---------- ----------
Income (loss) from operations.................          1,051        455     (4,975)

Interest income...............................            491        255        155
Other income (expense), net...................            961         79         86
                                                   ---------- ---------- ----------
Income (loss) before income tax expense
  (benefit) ..................................          2,503        789     (4,734)

Income tax expense (benefit)..................             75        (21)       136
                                                   ---------- ---------- ----------
Net income (loss).............................        $ 2,428    $   810    $(4,870)
                                                   ========== ========== ==========

Net income (loss) per share - basic  .........        $  0.31    $  0.11    $ (0.66)

Shares used in per share calculation -
  basic ......................................          7,751      7,515      7,420

Net income (loss) per share - diluted  .......        $  0.30    $  0.11    $ (0.66)

Shares used in per share calculation -
  diluted ....................................          8,225      7,605      7,420



The accompanying notes are an integral part of these consolidated financial statements.

                                      AEHR TEST SYSTEMS AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                          AND COMPREHENSIVE INCOME
                                               (IN THOUSANDS)

                                                                Accumulated Other
                                                               Comprehensive Income
                                                               ---------------------
                                   Common Stock   Additional   Unrealized Cumulative
                                -----------------   Paid-in    Investment Translation  Accumulated
                                 Shares    Amount   Capital    Gain(Loss) Adjustment     Deficit     Total
                                -------   -------   -------    --------   ----------   -----------  -------
Balances, May 31, 2004            7,389      $74    $37,322       $(14)       $1,393      $(16,571) $22,204

  Issuance of common stock
    under employee plans......       93        1        246         --            --            --      247

  Net loss....................       --       --         --         --            --        (4,870)  (4,870)
  Net unrealized gain on
    investments...............       --       --         --          2            --            --        2
  Foreign currency
    translation adjustment....       --       --         --         --          (131)           --     (131)
                                                                                                    -------
  Comprehensive loss..........                                                                       (4,999)
                                 -------  -------   -------    --------    ---------    ----------  -------
Balances, May 31, 2005            7,482       75     37,568        (12)        1,262       (21,441)  17,452

  Issuance of common stock
    under employee plans......      148        1        513         --            --            --      514

  Net income..................       --       --         --         --            --           810      810
  Net unrealized gain on
    investments...............       --       --         --         10            --            --       10
  Foreign currency
    translation adjustment....       --       --         --         --            31            --       31
                                                                                                    -------
  Comprehensive income........                                                                          851
                                 -------  -------   -------    --------    ---------    ----------  -------
Balances, May 31, 2006            7,630       76     38,081         (2)        1,293       (20,631)  18,817

  Issuance of common stock
    under employee plans......      190        2        764         --            --            --      766
  Stock-based compensation....                          707         --            --            --      707
  Net income..................       --       --         --         --            --         2,428    2,428
  Net unrealized gain on
    investments...............       --       --         --          1            --            --        1
  Foreign currency
    translation adjustment....       --       --         --         --           (51)           --      (51)
                                                                                                    -------
  Comprehensive income........                                                                        2,378
                                 -------  -------   -------    --------    ---------    ----------  -------
Balances, May 31, 2007            7,820      $78    $39,552       $ (1)       $1,242      $(18,203) $22,668
                                 =======  =======   =======    ========    =========    ==========  =======


The accompanying notes are an integral part of these consolidated financial statements.

                      AEHR TEST SYSTEMS AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                            Year Ended May 31,
                                                    ---------------------------------
                                                       2007        2006        2005
                                                    ---------   ---------   ---------
Cash flows from operating activities:
  Net income (loss)..............................     $ 2,428     $   810     $(4,870)
  Adjustments to reconcile net income (loss) to
    cash provided by (used in) operating
    activities:
    Stock-based compensation expense.............         700          --          --
    Loss on impairment of an investment..........          --          --         203
    (Reverse of) provision for doubtful accounts.          17         (10)        (12)
    Loss on disposition of
      property and equipment.....................          41          83          35
    Depreciation and amortization................         323         340         323
    Changes in operating assets and liabilities:
      Accounts receivable........................      (2,087)     (2,019)      1,715
      Inventories................................      (2,454)        (37)        849
      Deferred lease commitment...................        (74)        (68)          5
      Accounts payable...........................       1,386          25        (864)
      Accrued expenses and deferred revenue......      (1,425)      2,146         159
      Prepaid expenses and other.................          36         231         (86)
                                                    ---------   ---------   ---------
        Net cash provided by (used in)
          operating activities...................      (1,109)      1,501      (2,543)
                                                    ---------   ---------   ---------
Cash flows from investing activities:
    Purchase of investments......................     (14,206)    (11,900)    (17,286)
    Proceeds from sales and maturity
      of investments.............................      12,820      14,532      20,850
    Purchase of property and equipment ..........      (1,103)       (149)       (296)
    (Increase) decrease in other assets..........          (5)         (4)         (5)
                                                    ---------   ---------   ---------
        Net cash provided by (used in)
          investing activities...................      (2,494)      2,479       3,263
                                                    ---------   ---------   ---------
Cash flows from financing activities:
    Proceeds from issuance of common stock
      and exercise of stock options..............         766         514         247
                                                    ---------   ---------   ---------
        Net cash provided by
          financing activities...................         766         514         247
                                                    ---------   ---------   ---------

Effect of exchange rates on cash.................          (4)        (41)        (56)
                                                    ---------   ---------   ---------
        Net increase (decrease) in cash and
          cash equivalents.......................      (2,841)      4,453         911

Cash and cash equivalents, beginning of year.....       9,405       4,952       4,041
                                                    ---------   ---------   ---------
Cash and cash equivalents, end of year...........     $ 6,564     $ 9,405     $ 4,952
                                                    =========   =========   =========
Supplemental cash flow information:
    Cash paid during the year for:
      Income taxes   ............................         $30          $6          $5




The accompanying notes are an integral part of these consolidated financial statements.

                            AEHR TEST SYSTEMS AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS:

    Aehr Test Systems (the "Company") was incorporated in California in May 1977 and primarily designs, engineers and manufactures test and burn-in equipment used in the semiconductor industry. The Company's principal products are the FOX full wafer contact system, the MAX burn-in system, the MTX massively parallel test system, the DiePak carrier and test fixtures.

LIQUIDITY:

     Since our inception, the Company has incurred substantial cumulative losses and negative cash flows from operations. However, the Company anticipates that the existing cash balance together with cash provided by operations are adequate to meet its working capital and capital equipment requirements through calendar year 2008. After calendar year 2008, depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required, or if available, that such financing can be obtained on terms satisfactory to the Company.

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

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS:

    Assets and liabilities of the Company's foreign subsidiaries and branch office are translated into U.S. Dollars from Japanese Yen, Euros and New Taiwan Dollars using the exchange rate in effect at the balance sheet date. Additionally, their revenues and expenses are translated using exchange rates approximating average rates prevailing during the fiscal year. Translation adjustments that arise from translating their financial statements from their local currencies to U.S. Dollars are accumulated and reflected as a separate component of shareholders' equity and comprehensive income.

    Transaction gains and losses that arise from exchange rate changes denominated in currencies other than the local currency are included in the statements of operations as incurred. See Note 12 for the detail of foreign exchange transaction gains (losses) for all periods presented.

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

CONCENTRATION OF CREDIT RISK:

    The Company sells its products primarily to semiconductor manufacturers in North America, Asia, and Europe. As of May 31, 2007, approximately 45%, 52% and 3% of accounts receivable are from customers located in the United States, Asia and Europe, respectively. As of May 31, 2006, approximately 18%, 76% and 6% of accounts receivable were from customers located in the United States, Asia and Europe, respectively. Two customers accounted for 54% and 32% of accounts receivable at May 31, 2007 and one customer accounted for 73% of accounts receivable at May 31, 2006. Two customers accounted for 39% and 23% of net sales in fiscal 2007, respectively and two customers accounted for 48% and 25% of net sales in fiscal 2006, respectively. Two customers accounted for 43% and 17% of net sales in fiscal 2005, respectively. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses and such losses have been within management's expectations. The Company uses letter of credit terms for some of its international customers.

    The Company's cash, cash equivalents, short-term cash deposits and short-term investments are generally deposited with major financial institutions in the United States, Japan, Germany and Taiwan. The Company invests its excess cash in money market funds, short-term cash deposits and auction rate securities. The money market funds and short-term cash deposits bear the risk associated with each fund. The money market funds have variable interest rates, and the short-term cash deposits have fixed rates. The Company has not experienced any material losses on its money market funds, short-term cash deposits, or auction rate securities.




STRATEGIC INVESTMENTS:

     The Company invests in debt and equity of private companies as part of its business strategy. These investments are carried at cost and are included in "Other Assets" in the consolidated balance sheets. If the Company determines that an other-than-temporary decline exists in the fair value of an investment, the Company writes down the investment to its fair value and records the related write-down as an investment loss in "Other Income (Expense)" in its consolidated statements of operations. During the year ended May 31, 2005, the Company wrote-down one of its strategic investments by $203,000. At May 31, 2007 and 2006, the carrying value of the strategic investments was $384,000.

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

Furniture and fixtures..........................  2 to 6 years

Machinery and equipment.........................  4 to 6 years

Test equipment..................................  4 to 6 years

GOODWILL:

    In accordance with Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", the Company ceased the amortization of goodwill as of June 1, 2002 and performed an initial test of goodwill impairment. The test indicated no impairment of the Company's goodwill as of June 1, 2002, the initial date of adopting SFAS 142. In accordance with the provisions of SFAS 142, the Company performed an annual goodwill impairment test as of May 31, 2007 and it indicated no impairment of the Company's goodwill as of that date.

REVENUE RECOGNITION:

    The Company's selling arrangements may include contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. The Company recognizes revenue upon shipment of products or performance of services and defers recognition of revenue for any amounts subject to acceptance until such acceptance occurs. When multiple elements exist, the Company allocates the purchase price based on vendor specific objective evidence or third-party evidence of fair value and defers revenue recognition on the undelivered portion. Historically, these multiple deliverables have included items such as extended support provisions, training to be supplied after delivery of the systems, and test programs specific to customers' routine applications. The test programs can be written either by the customer, other firms, or the Company. The amount of revenue deferred is the greater of the fair value of the undelivered element or the contractually agreed to amounts. Royalty revenue related to licensing income is recognized when paid by the licensee. This income is recorded in net sales. Provisions for the estimated future cost of warranty is recorded at the time the products are shipped.

PRODUCT DEVELOPMENT COSTS AND CAPITALIZED SOFTWARE:

    Costs incurred in the research and development of new products or systems are charged to operations as incurred.

    Costs incurred in the development of software programs for the Company's products are charged to operations as incurred until technological feasibility of the software has been established. Generally, technological feasibility is established when the software module performs its primary functions described in its original specifications, contains features required for it to be usable in a production environment, is completely documented and the related hardware portion of the product is complete. After technological feasibility is established, any additional costs are capitalized. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use. Capitalized costs are amortized over the estimated life of the related software product using the greater of the units of sales or straight-line methods over ten years. No system software development costs were capitalized or amortized in fiscal 2007, 2006 and 2005.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

    The carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate fair value due to their short maturities.

    The Company's investments are composed primarily of government and corporate fixed income securities, certificates of deposit and commercial paper. While it is the Company's general intent to hold such securities until maturity, management will occasionally sell certain securities for cash flow purposes. Therefore, the Company's investments are classified as available-for-sale and are carried at fair value. Through May 31, 2007, no material losses had been experienced on such investments.

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

STOCK-BASED COMPENSATION:

    Prior to June 1, 2006, the Company's stock-based employee compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, as permitted by Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company generally did not recognize stock-based compensation cost in its consolidated statements of operations for periods prior to June 1, 2006 as most options granted had an exercise price equal to or higher than the market value of the underlying common stock on the date of the grant.

    The Company adopted the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), using the modified prospective transition method, which requires the application of the accounting standard as of June 1, 2006, the first day of the Company's fiscal year 2007. SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at each grant date, based on the fair value of the award, and is recognized as expense over the employee's requisite service period. All of the Company's stock compensation is accounted for as an equity instrument. In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). See Notes 9 and 10 for further information regarding the stock option plan and the employee stock purchase plan. Under the modified prospective transition method, stock compensation cost has been recognized in the consolidated statements of operations for stock awards granted or modified after May 31, 2006 and for stock awards granted prior to, but unvested as of, June 1, 2006.

Prior to the Adoption of SFAS 123(R)

     Prior to the adoption of SFAS 123(R), the Company provided the disclosures required under SFAS 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's shares and the exercise price of the option. Stock-based compensation for consultants or other third parties is accounted for in accordance with SFAS 123 and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

    The following table illustrates the pro forma effect on our net income
(loss) and net income (loss) per share for the years ended May 31, 2006 and 2005, respectively, if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation using the Black-Scholes valuation method (in thousands, except per share data):




                                                     Year Ended May 31,
                                                  -----------------------
                                                     2006         2005
                                                  ----------   ----------
Net income (loss) -- as reported...............       $  810      $(4,870)

Add: Stock-based employee compensation
     expense included in reported net income
     (loss) ...................................           --           --

Deduct: Total stock-based employee
        compensation expense determined
        under fair value based method for
        all awards.............................         (837)        (802)
                                                  ----------   ----------
Pro forma net loss ............................       $  (27)     $(5,672)
                                                  ==========   ==========
Net income (loss) per share:
Basic and diluted, as reported.................       $ 0.11      $ (0.66)
                                                  ==========   ==========
Basic and diluted, pro forma...................       $(0.00)     $ (0.76)
                                                  ==========   ==========

Impact of the Adoption of SFAS 123(R)

     The Company elected to adopt the modified prospective application transition method as provided by SFAS 123(R), and recorded $700,000 of stock compensation expenses in the consolidated statement of operations for fiscal 2007. As required by SFAS 123(R), the Company has made an estimate of expected forfeitures and is recognizing compensation costs only for those stock-based compensation awards expected to vest.

     The following table summarizes compensation costs related to the Company's stock-based compensation for fiscal 2007 (in thousands, except per share data):

                                                            Year Ended
                                                           -----------
                                                              May 31,
                                                               2007
                                                           -----------
Stock-based compensation in the form of employee
Stock options and ESPP shares, included in:
Cost of sales......................................               $ 58
Selling, general and administrative................                386
Research and development...........................                256
                                                           -----------
Total stock-based compensation.....................                700
Tax effect on stock-based compensation.............                 14
                                                           -----------
Net effect on net income...........................               $686
                                                           ===========
Effect on net income per share:

  Basic............................................              $0.09
  Diluted..........................................              $0.08


    As of May 31, 2007, the total compensation cost related to unvested stock-based awards under the Company's 1996 Stock Option Plan and 2006 Equity Incentive Plan, but not yet recognized, was approximately $924,000 which is net of estimated forfeitures of $39,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 3.1 years.

    During fiscal 2007, the Company recorded stock-based compensation related to its Employee Stock Purchase Plan ("ESPP") of $145,000. As of May 31, 2007, the total compensation cost related to options to purchase the Company's common shares under the ESPP but not yet recognized was approximately $115,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 1.3 years.

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

    Expected Volatility. Volatility is a measure of the amounts by which a financial variable such as stock price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company uses the historical volatility for the past five years, which matches the expected term of most of the option grants, to estimate expected volatility. Volatility for each of the ESPP's four time periods of six months, twelve months, eighteen months, and twenty-four months is calculated separately and included in the overall stock-based compensation cost recorded.

    Dividends. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation method.

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

    Fair Value. The fair values of the Company's stock options granted to employees and ESPP shares in fiscal 2007 were estimated using the following weighted average assumptions in the Black-Scholes option valuation method consistent with the provisions of SFAS 123(R), Securities and Exchange Commission Staff Accounting Bulletin No. 107 and the Company's prior pro forma disclosures of net income (loss), including stock-based compensation (determined under a fair value method as prescribed by SFAS 123).

     The fair value of our stock options granted to employees in fiscal 2007, 2006 and 2005 was estimated using the following weighted-average assumptions:

                                                Year Ended May 31,
                                       ----------------------------------
                                          2007        2006        2005
                                       ----------  ----------  ----------
Option Plan Shares
Expected Term (in years).............           5           5           5
Expected Volatility..................        0.75        0.74        0.82
Expected Dividend....................       $0.00       $0.00       $0.00
Risk-free Interest Rates.............       4.72%       4.87%       3.70%
Estimated Forfeiture Rates...........          4%          0%          0%
Weighted Average Fair Value..........       $5.19       $2.12       $2.70

     The fair value of our ESPP shares for the fiscal 2007, 2006 and 2005 was estimated using the following weighted-average assumptions:

                                                Year Ended May 31,
                                       -----------------------------------
                                          2007        2006        2005
                                       ----------- ----------- -----------
Employee Stock Purchase Plan Shares
Expected Term (in years).............   0.5 - 2.0   0.5 - 2.0   0.5 - 2.0
Expected Volatility..................  0.49 - 0.70 0.69 - 0.80 0.69 - 0.86
Expected Dividend....................     $0.00       $0.00       $0.00
Risk-free Interest Rates.............  4.67 - 5.05 3.96 - 4.87 3.41 - 4.01
Estimated Forfeiture Rates...........        4%          0%          0%
Weighted Average Fair Value..........     $1.42       $1.27       $1.09

EARNINGS PER SHARE ("EPS") DISCLOSURES:

    Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed after giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon exercise of stock options for all periods.

    In accordance with the disclosure requirements of SFAS No. 128, "Earnings per Share," a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                   Year Ended May 31,
                                            --------------------------------
                                                2007       2006       2005
                                            ---------- ---------- ----------
Net income (loss) available to common
shareholders:

Numerator: Net income (loss)................    $2,428     $  810    $(4,870)
                                            ---------- ---------- ----------
Denominator for basic net income (loss)
  per share:
  Weighted-average shares outstanding ......     7,751      7,515      7,420
                                            ---------- ---------- ----------
Shares used in basic per share calculation..     7,751      7,515      7,420

Effect of dilutive securities...............       474         90         --
                                            ---------- ---------- ----------
Denominator for diluted net income (loss)
  per share.................................     8,225      7,605      7,420
                                            ---------- ---------- ----------

Basic net income (loss) per share...........    $ 0.31     $ 0.11    $ (0.66)
                                             =========  =========  =========
Diluted net income (loss) per share.........    $ 0.30     $ 0.11    $ (0.66)
                                             =========  =========  =========

    Stock options to purchase 135,000 and 78,000 shares of common stock were outstanding on May 31, 2007 and 2006, respectively, but not included in the computation of diluted income per share, because the inclusion of such shares would be anti-dilutive. Stock options to purchase 1,236,000 shares of common stock were outstanding on May 31, 2005, but were not included in the computation of diluted loss per share because the inclusion of such shares would be anti-dilutive.

COMPREHENSIVE INCOME (LOSS):

    The Company has adopted SFAS No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components in the financial statements. Unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments are included in the Company's components of comprehensive income
(loss), which are excluded from net income (loss).

RECENT ACCOUNTING PRONOUNCEMENTS:

    In March 2006, the FASB Emerging Issues Task Force issued Issue 06-03 ("EITF 06-03"), "How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement." A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes, which are not considered material. As such, EITF 06-03 will not impact the method for recording these sales taxes in the consolidated financial statements.

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

    In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157") which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007; therefore, the Company anticipates adopting SFAS 157 as of June 1, 2008. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial position and results of operations.

    In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS 159 will have on its consolidated financial statements.

2. AVAILABLE-FOR-SALE INVESTMENTS:

    The fair values of available-for-sale investments as of May 31, 2007 were as follows (in thousands):






                                                                Amortized  Unrealized    Fair
                                                                  Cost       Losses      Value
                                                                ---------  -----------  -------
Money market fund..............................................    $4,116         $--    $4,116
Municipal securities...........................................       500          --       500
Corporate bonds and commercial paper...........................     2,688          (1)    2,687
U.S. government and agency obligations.........................       300          --       300
                                                                ---------  -----------  -------
Total funds, bonds notes, and equity instruments...............    $7,604         $(1)    7,603
                                                                =========  ===========
Less amounts classified as cash equivalents............................................  (4,616)
                                                                                        -------
     Total short-term available-for-sale investments...................................  $2,987
                                                                                        =======
Contractual maturity dates for investments in bonds and notes:
     Less than 1 year..................................................................  $2,987

                                                                                        -------
                                                                                         $2,987
                                                                                        =======

    The unrealized loss as of May 31, 2007 is recorded in accumulated other comprehensive income, net of tax of zero.

    Market values were determined for each individual security in our investment portfolio. The declines in value of the corporate bonds, commercial paper, U.S. government and agency obligations primarily relate to changes in the interest rates and are considered temporary in nature.

    The fair values of available-for-sale investments as of May 31, 2006 were as follows (in thousands):

                                                               Amortized  Unrealized    Fair
                                                                  Cost      Losses      Value
                                                               ---------  -----------  -------
Money market fund.............................................    $4,943         $--    $4,943
Municipal securities..........................................       900          --       900
Corporate bonds and commercial paper..........................     2,290          (1)    2,289
U.S. government and agency obligations........................       299          (1)      298
                                                               ---------  -----------  -------
Total funds, bonds and notes..................................    $8,432         $(2)    8,430
                                                               =========  ===========
Less amounts classified as cash equivalents...........................................  (6,830)
                                                                                       -------
     Total short-term available-for-sale investments..................................  $1,600
                                                                                       =======

    The unrealized loss as of May 31, 2006 is recorded in accumulated other comprehensive income, net of tax of zero.

3. ACCOUNTS RECEIVABLE:

     Accounts receivable comprise (in thousands):


                                                     May 31,
                                           -------------------------
                                               2007         2006
                                           ------------ ------------
Trade accounts receivable...............         $6,701       $4,601
Less: Allowance for doubtful accounts...            (87)         (70)
                                           ------------ ------------
                                                 $6,614       $4,531
                                           ============ ============

                                       Additions
                           Balance at  Charged to               Balance
                           beginning   costs and                 at end
                            of year     expenses   Deductions*  of year
                           ----------  ----------  ----------  ----------
Allowance for doubtful
   accounts receivable:

     May 31, 2007               $ 70        $ 47        $ 30        $ 87
                           ==========  ==========  ==========  ==========

     May 31, 2006               $ 80        $101        $111        $ 70
                           ==========  ==========  ==========  ==========

     May 31, 2005               $ 92        $ 35        $ 47        $ 80
                           ==========  ==========  ==========  ==========


 Deductions include write-offs of uncollectible accounts and collections of amounts previously reserved.

4. INVENTORIES:

     Inventories comprise (in thousands):

                                                   May 31,
                                         -------------------------
                                             2007         2006
                                         ------------ ------------
Raw materials and subassemblies.........       $4,908       $3,039
Work in process.........................        4,587        2,978
Finished goods..........................          206        1,225
                                         ------------ ------------
                                               $9,701       $7,242
                                         ============ ============


5. PROPERTY AND EQUIPMENT:

    Property and equipment comprise (in thousands):

                                                   May 31,
                                         -------------------------
                                             2007         2006
                                         ------------ ------------
Leasehold improvements..................       $1,110       $1,166
Furniture and fixtures..................        1,101        1,526
Machinery and equipment.................        2,974        2,341
Test equipment..........................        2,930        2,385
                                         ------------ ------------
                                                8,115        7,418
Less: Accumulated depreciation
  and amortization......................       (6,426)      (6,459)
                                         ------------ ------------
                                               $1,689       $  959
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

    Following is a summary of changes in the Company's liability for product warranties during the fiscal years ended May 31, 2007 and May 31, 2006 (in thousands):

                                                         Year ended
                                                           May 31,
                                                  -------------------------
                                                      2007         2006
                                                  ------------ ------------
Balance at the beginning of the year............          $169         $213
Accruals for warranties issued during the year..           219          278
Accruals related to pre-existing warranties
 (including changes in estimates)...............            --          (58)
Settlements made during the year
 (in cash or in kind)...........................          (235)        (264)
                                                  ------------ ------------
Balance at the end of the year..................          $153         $169
                                                  ============ ============

    The accrued warranty balance is included in accrued expenses on the accompanying consolidated balance sheets.

7. ACCRUED EXPENSES:

    Accrued expenses comprise (in thousands):


                                                   May 31,
                                         -------------------------
                                             2007         2006
                                         ------------ ------------
Commissions and bonuses.................       $  543       $  585
Taxes payable...........................          481          525
Payroll related.........................          916          657
Warranty................................          153          169
Other...................................          834          411
                                         ------------ ------------
                                               $2,927       $2,347
                                         ============ ============

8.  INCOME TAXES:

    Domestic and foreign components of income (loss) before income taxes are as follows (in thousands):

                                           Year Ended May 31,
                                  --------------------------------------
                                       2007         2006         2005
                                  ------------ ------------ ------------
Domestic.........................       $2,239       $1,075      $(4,693)
Foreign..........................          264         (286)         (41)
                                  ------------ ------------ ------------
                                        $2,503       $  789      $(4,734)
                                  ============ ============ ============

    The income tax expense (benefit) consists of the following (in thousands):











                                            Year Ended May 31,
                                   --------------------------------------
                                       2007          2006         2005
                                   ------------ ------------ ------------
Federal income taxes:
  Current.........................          $33         $ 17         $ --
  Deferred........................           --           --           --
State income taxes:
  Current.........................           22           --           --
  Deferred........................           --           --           --
Foreign income taxes:
  Current.........................           20          (38)         136
                                   ------------ ------------ ------------
                                            $75         $(21)        $136
                                   ============ ============ ============

  The Company's effective tax rate differs from the U.S. federal statutory tax rate, as follows:

                                            Year Ended May 31,
                                   --------------------------------------
                                       2007          2006         2005
                                   ------------ ------------ ------------
U.S. federal statutory tax rate...       34.0 %       34.0 %      (34.0)%
State taxes, net of federal tax
  effect..........................        0.9           --           --
Change in valuation allowance ....      (33.1)       (34.9)        33.6
Other.............................        0.5         (1.7)         3.3
                                   ------------ ------------ ------------
Effective tax rate................        2.3 %       (2.6)%        2.9 %
                                   ============ ============ ============

The components of the net deferred tax asset (liability) are as follows (in thousands):

                                                           May 31,
                                                -------------------------
                                                    2007          2006
                                                ------------ ------------
  Net operating losses.....................          $5,083      $ 5,552
  Credit carryforwards.....................           1,864        1,601
  Inventory reserves.......................           1,282        1,980
  Reserves and accruals....................             787          903
  Other....................................             933        1,015
                                                ------------ ------------
                                                      9,949       11,051

Less: Valuation allowance..................          (9,949)     (11,051)
                                                ------------ ------------
Net deferred tax asset.....................          $   --      $    --
                                                ============ ============

    As of May 31, 2007 and 2006, a full valuation allowance has been provided for the Company's deferred tax assets as management cannot conclude, based on available objective evidence, that it is more likely than not the deferred tax assets will be realized. The valuation allowance decreased by $1.1 million and $206,000 in fiscal 2007 and 2006, respectively, and increased by $1.5 million in fiscal 2005.

    At May 31, 2007, the Company had federal and state net operating loss carryforwards of approximately $12.0 million and $8.1 million, respectively. At May 31, 2007, the Company also had federal and state tax credit carryforwards of approximately $670,000 and $1.6 million, respectively. These carryforwards will expire commencing in 2012 through 2026. These carryforwards may be subject to certain limitations on annual utilization in case of a change in ownership, as defined by tax law.

    Foreign net operating loss carryforwards of approximately $1.7 million are available to reduce future foreign taxable income. Some of the foreign net operating losses will begin to expire beginning 2007 through 2010.


9. CAPITAL STOCK:

STOCK OPTIONS:

    In October 1996, the Company's Board of Directors approved the 1996 Stock Option Plan (the "Stock Plan"), which provided for granting of incentive and non-qualified stock options to our employees and directors. The Stock Plan provides that qualified options be granted at an exercise price equal to the fair market value at the date of grant, as determined by the Board of Directors (85% of fair market value in the case of non-statutory options and purchase rights and 110% of fair market value in certain circumstances). Options generally expire within five years from date of grant. Most options become exercisable in increments over a four-year period from the date of grant.

    In October 2006, the Company's 2006 Equity Incentive Plan and 2006 Employee Stock Purchase Plan ("2006 Plans") were approved by the shareholders. A total of 600,000 shares of common stock have been reserved for issuance under the Company's 2006 Equity Incentive Plan. Options granted under the 2006 Equity Incentive Plan are generally for periods not to exceed ten years (five years if the option is granted to a 10% stockholder) and are granted at the fair market value of the stock at the date of grant as determined by the Board of Directors. The 2006 Plans respectively replace the Company's Amended and Restated 1996 Stock Option Plan, which would otherwise have expired in 2006; and the Company's 1997 Employee Stock Purchase Plan, which would have otherwise expired in 2007. The Amended and Restated 1996 Stock Option Plan will continue to govern awards previously granted under that plan.

    As of May 31, 2007, out of the 2,094,738 shares authorized for grant under the 1996 Stock Option Plan and 2006 Equity Incentive Plan, approximately 1,349,895 shares had been granted.

    The following table summarizes the Company's stock option transactions during the fiscal 2007, 2006 and 2005 (in thousands, except per share data):

                                            Outstanding Options
                                --------------------------------------------
                                                        Weighted
                                              Number    Average    Aggregate
                                 Available      of      Exercise   Intrinsic
                                  Shares      Shares      Price      Value
                                ----------   --------  ---------  ----------
Balances, May 31, 2004........         626      1,096      $4.69

  Options granted.............        (375)       375      $3.68
  Options terminated..........         222       (222)     $5.17
  Options exercised...........          --        (13)     $3.16
                                ----------   --------
Balances, May 31, 2005........         473      1,236      $4.31      $  38

  Options granted.............        (320)       320      $3.03
  Options terminated..........         181       (181)     $5.90
  Options exercised...........          --       (106)     $3.77
                                ----------   --------
Balances, May 31, 2006........         334      1,269      $3.81      $3,234

  Options granted.............        (194)       194      $7.98
  Additional shares reserved..         600         --
  Options terminated..........           5         (5)     $5.02
  Options exercised...........          --       (108)     $4.07
                                ----------   --------
Balances, May 31, 2007........         745      1,350      $4.38      $2,633
                                ==========   ========


Options exercisable and expected to be
  exercisable at May 31, 2007                   1,295      $4.38      $2,525
                                             ========

    The options outstanding and exercisable at May 31, 2007 were in the following exercise price ranges (in thousands, except per share data):

                     Options Outstanding              Options Exercisable
                       at May 31, 2007                  at May 31, 2007
            --------------------------------  --------------------------------------
                        Weighted                               Weighted
                        Average     Weighted  Number  Weighted Average
   Range of   Number    Remaining   Average   Exer-   Average  Remaining   Aggregate
   Exercise Outstanding Contractual Exercise  cisable Exercise Contractual Intrinsic
    Prices    Shares   Life (Years)  Price    Shares   Price   Life (Years)  Value
----------- ----------- ----------- --------  ------- -------- ----------- ---------
$2.49-$3.63         569      4.27      $3.09      375    $3.10       4.02
$3.66-$4.08         277      2.88      $3.91      265    $3.91       2.82
$4.25-$4.95         211      2.20      $4.50      192    $4.51       2.02
$5.25-$6.25         142      2.20      $5.90      108    $5.86       1.62
$8.00-$9.30         151      6.04      $8.51       31    $8.52       6.06
            -----------                       -------
$2.49-$9.30       1,350      3.64      $4.38      971    $4.08       3.10    $1,996
            ===========                       =======

    The total intrinsic value of options exercised during fiscal 2007 was $415,000. The weighted average contractual life of the options exercisable and expected to be exercisable at May 31, 2007 was 3.6 years.

    Options to purchase 971,519, 829,464 and 842,089 shares were exercisable at May 31, 2007, 2006 and 2005, respectively. These exercisable options had weighted average exercise prices of $4.08, $4.05 and $4.60 of May 31, 2007, 2006 and 2005, respectively.

10.  EMPLOYEE BENEFIT PLANS:

EMPLOYEE STOCK BONUS PLAN:

    The Company has a non-contributory, trusteed employee stock bonus plan for full-time employees who have completed three consecutive months of service and for part-time employees who have completed one year of service and have attained an age of 21. The Company can contribute either shares of the Company's stock or cash to the plan. The contribution is determined annually by the Company and cannot exceed 15% of the annual aggregate salaries of those employees eligible for participation in the plan. On May 31, 2007, the Company converted the Aehr Test Systems Employee Stock Bonus Plan into the Aehr Test Systems Employee Stock Ownership Plan (the "Plan"). The stock bonus plan was converted to an employee stock ownership plan ("ESOP") to enable the Plan to better comply with changes in the law regarding Company stock. Individuals' account balances vest at a rate of 20% per year commencing upon completion of two years of service. Non-vested balances, which are forfeited, are allocated to the remaining employees in the Plan. Under the Plan provisions, each employee who reaches age fifty-five (55) and has been a participant in the Plan for ten years will be offered an election each year to direct the transfer of up to 25% of his/her ESOP account to the employee self-directed account in the Savings & Retirement Plan. For anyone who meets the above prerequisites, the first election to diversify holdings will be offered after May 31, 2008. In the sixth year, employees will be able to diversify up to 50% of their ESOP accounts. Contributions of $155,250, $122,000 and $60,000 were authorized for the plan during fiscal 2007, 2006 and 2005, respectively. Contributions of 18,895 shares and 19,867 shares were contributed to the ESOP during fiscal 2007 for fiscal 2006 and 2005, respectively. The contribution for fiscal 2007 is pending.

401(K) PLAN:

    The Company maintains a defined contribution savings plan (the "401(k) Plan") to provide retirement income to all qualified employees of the Company. The 401(k) Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan is funded by voluntary pre-tax contributions from employees. Contributions are invested, as directed by the participant, in investment funds available under the 401(k) Plan. The Company is not required to make, and did not make any contributions to the 401(k) Plan during fiscal 2007, 2006 and 2005.

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

    In October 2006, the Company's shareholders approved the 2006 Employee Stock Purchase Plan ("2006 Purchase Plan"). A total of 200,000 shares of the Company's common stock were reserved for issuance under the 2006 Purchase Plan. The 2006 Purchase Plan has consecutive, overlapping, twenty-four month offering periods. Each twenty-four month offering period includes four six month purchase periods. The offering periods generally begin on the first trading day on or after April 1 and October 1 each year. The first exercise date under the 2006 Purchase Plan was April 1, 2007. All employees who work a minimum of 20 hours per week and are customarily employed by the Company (or an affiliate thereof) for at least five months per calendar year are eligible to participate. Under the 2006 Purchase Plan, shares are purchased through employee payroll deductions at exercise prices equal to 85% of the lesser of the fair market value of the Company's common stock at either the first day of an offering period or the last day of the purchase period. If a participant's rights to purchase stock under all employee stock purchase plans of the Company accrue at a rate which exceeds $25,000 worth of stock for a calendar year, such participant may not be granted an option to purchase stock under the 2006 Purchase Plan. For the years ended May 31, 2007, 2006 and 2005, approximately 43,000, 42,000, and 80,000 shares of common stock, respectively, were issued under the plans. To date, 413,111 shares have been issued under the plans.

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

12.  OTHER INCOME (EXPENSE), NET:

    Other income (expense), net comprises the following (in thousands):







                                            Year Ended May 31,
                                   --------------------------------------
                                       2007         2006         2005
                                   ------------ ------------ ------------
Foreign exchange gain (loss)......         $(18)         $ 5         $197
Loss on impairment of
  an investment ..................           --           --         (203)
Income from investment  ..........          936          119           90
Other, net........................           43          (45)           2
                                   ------------ ------------ ------------
                                           $961          $79         $ 86
                                   ============ ============ ============

                                     50

13.  SEGMENT INFORMATION:

    The Company considers itself to be in one reportable segment pursuant to SFAS No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information." As the Company's business is completely focused on one industry segment, the designing, manufacturing and marketing of advanced test and burn-in products to the semiconductor manufacturing industry, management believes that the Company has only one reportable segment. The Company's net sales and profits are generated through the sale and service of products for this one segment.

    The following presents information about the Company's operations in different geographic areas (in thousands):

                                   United                        Adjust-
                                   States     Asia     Europe     ments     Total
                                  --------- --------- --------- --------- ---------
2007:
  Net sales......................   $24,882    $4,104    $1,161  $ (2,796)  $27,351
  Portion of U.S. net sales
    from export sales............     9,127        --        --        --     9,127
  Income from operations.........       669       368         7         7     1,051
  Identifiable assets............    37,165     2,405     1,038   (11,933)   28,675
  Long-lived assets..............     1,607        72        10        --     1,689

2006:
  Net sales......................   $21,896    $2,326    $1,241  $ (1,662)  $23,801
  Portion of U.S. net sales
    from export sales............    18,318        --        --        --    18,318
  Income (loss) from operations..       658      (153)      (54)        4       455
  Identifiable assets............    33,578       897       902   (10,484)   24,893
  Long-lived assets..............       802       127        30        --       959

2005:
  Net sales......................   $14,128    $1,112    $1,353  $ (1,513)  $16,080
  Portion of U.S. net sales
    from export sales............    11,106        --        --        --    11,106
  Income (loss) from operations..    (4,825)     (469)      323        (4)   (4,975)
  Identifiable assets............    29,621     1,272     1,155   (10,579)   21,469
  Long-lived assets..............       970       230        32        --     1,232



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

14.  RELATED PARTY TRANSACTIONS:

    The Company has entered into transactions with ESA Electronics Pte Ltd. ("ESA") in which the Company owned a 12.5% of interest at May 31, 2007, 2006 and 2005. ESA purchased goods from the Company for approximately $15,000, $215,000 and $142,000 during fiscal 2007, 2006 and 2005, respectively. In addition, the Company purchased goods from ESA for approximately $1,000, $77,000 and $2.0 million in fiscal 2007, 2006 and 2005, respectively. At May 31, 2007 and 2006, the Company had no amounts payable to ESA. At May 31, 2007 and 2006, the Company had amounts receivable from ESA of approximately $0 and $2,000, respectively.

    Mario M. Rosati, one of the Company's directors, is also a member of Wilson Sonsini Goodrich & Rosati, Professional Corporation, which has served as the Company's outside corporate counsel and has received compensation at normal commercial rates for these services.

15. COMMITMENTS AND CONTINGENCIES:

COMMITMENTS

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

    Minimum annual rentals payments under operating leases in each of the next five fiscal years and thereafter are as follows (in thousands):

Years Ending May 31,
2008....................................      $  943
2009....................................         956
2010....................................         611
2011....................................          38
Thereafter..............................          --
                                              ------
Total                                         $2,548
                                              ======

    Rental expense for the years ended May 31, 2007, 2006 and 2005 was approximately $927,000, $881,000 and $896,000, respectively.

    At May 31, 2007, the Company had a $50,000 certificate of deposit held by a financial institution representing a security deposit for its United States manufacturing and office space lease. This amount is included in "Other Assets" on the consolidated balance sheets.

PURCHASE OBLIGATIONS

    The Company has purchase obligations to certain suppliers. In some cases the products the Company purchases are unique and have provisions against cancellation of the order. At May 31, 2007, the Company had approximately $7.3 million of purchase obligations which are due within the following 12 months. This amount does not include contractual obligations recorded on the consolidated balance sheets as liabilities.

CONTINGENCIES

    The Company is not currently party to any material litigation. The Company is, from time to time, involved in legal proceedings arising in the ordinary course of business. While there can be no assurances as to the ultimate outcome of any litigation involving the Company, management does not believe any pending legal proceedings will result in judgment or settlement that will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

The following table (presented in thousands, except per share data) sets forth selected unaudited condensed consolidated statements of operations data for each of the four quarters of the fiscal years ended May 31, 2007 and 2006.

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

                                                      Three Months Ended
                                        ------------------------------------------
                                         Aug. 31,   Nov. 30,   Feb. 28,    May 31,
                                           2006       2006       2007       2007
                                        ---------  ---------  ---------  ---------
Net sales..............................    $7,136     $6,249    $5,687      $8,279
Gross profit...........................    $3,253     $2,959    $3,318      $4,383
Net income.............................    $  557     $  687    $  265      $  919
Net income per share (basic)...........    $ 0.07     $ 0.09    $ 0.03      $ 0.12
Net income per share (diluted).........    $ 0.07     $ 0.08    $ 0.03      $ 0.11

                                                      Three Months Ended
                                        ------------------------------------------
                                         Aug. 31,   Nov. 30,   Feb. 28,    May 31,
                                           2005       2005       2006       2006
                                        ---------  ---------  ---------  ---------
Net sales..............................    $4,646     $5,817     $6,318     $7,019
Gross profit...........................    $2,188     $2,705     $2,538     $3,205
Net income (loss)......................    $ (244)    $  166     $  360     $  528
Net income (loss) per share (basic)....    $(0.03)    $ 0.02     $ 0.05     $ 0.07
Net income (loss) per share (diluted)..    $(0.03)    $ 0.02     $ 0.05     $ 0.07



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

    None

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

      3.    Exhibits

            See Item 15(b) below.

(b)   Exhibits

    The following exhibits are filed as part of or incorporated by reference into this Report:

Exhibit
  No.                                Description
-------     -----------------------------------------------------------------

  3.1+      Restated Articles of Incorporation of Registrant.
  3.2+      Bylaws of Registrant.
  4.1++     Form of Common Stock certificate.
  4.2+++    2006 Equity Incentive Plan.
  4.3+++    2006 Employee Stock Purchase Plan.
 10.1+      Amended 1986 Incentive Stock Plan and form of agreement
            thereunder.
 10.2++     1996 Stock Option Plan (as amended and restated) and forms of
            Incentive Stock Option Agreement and Nonstatutory Stock Option
            Agreement thereunder.
 10.3++     1997 Employee Stock Purchase Plan and form of subscription agreement thereunder.
 10.4++     Form of Indemnification Agreement entered into between Registrant and its directors and executive officers.
 10.5+      Capital Stock Purchase Agreement dated September 11, 1979 between
            Registrant and certain holders of Common Stock.
 10.6+      Capital Stock Investment Agreement dated April 12, 1984 between
            Registrant and certain holders of Common Stock.
 10.7+      Amendment dated September 17, 1985 to Capital Stock Purchase
            Agreement dated April 12, 1984 between Registrant and certain holders of Common Stock.
 10.8+      Amendment dated February 26, 1990 to Capital Stock Purchase
            Agreement dated April 12, 1984 between Registrant and certain holders of Common Stock.
 10.9+      Stock Purchase Agreement dated September 18, 1985 between
            Registrant and certain holders of Common Stock.
 10.10+     Common Stock Purchase Agreement dated February 26, 1990 between
            Registrant and certain holders of Common Stock.
 10.11+     Lease dated May 14, 1991 for facilities located at 1667 Plymouth
            Street, Mountain View, California.
 10.12++++  Lease dated August 3, 1999 for facilities located at Building C,
            400 Kato Terrace, Fremont, California.
 10.13+++++ Preferred Shares Rights Agreement dated March 5, 2001. 10.14++++++Form of Change of Control Agreement.
 16.1+++++++Letter dated December 9, 2005 regarding change in Certifying
            Accountant.
 21.1+      Subsidiaries of the Company.
 23.1       Consent of Burr, Pilger & Mayer LLP - Independent Registered
            Public Accounting Firm.
 23.2       Consent of PricewaterhouseCoopers LLP - Independent Registered
            Public Accounting Firm.
 24.1       Power of Attorney (see page 55).
 31.1       Certification Statement of Chief Executive Officer pursuant to
            Section 302(a) of the Sarbanes-Oxley Act of 2002.
 31.2       Certification Statement of Chief Financial Officer pursuant to
            Section 302(a) of the Sarbanes-Oxley Act of 2002.
 32         Certification of Chief Executive Officer and Chief Financial
            Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
------------------------
+ Incorporated by reference to the same-numbered exhibit previously filed with the Company's Registration Statement on Form S-1 filed June 11, 1997 (File No. 333-28987).

++ Incorporated by reference to the same-numbered exhibit previously filed with Amendment No.1 to the Company's Registration Statement on Form S-1 filed July 17, 1997 (File No. 333-28987).

+++ Incorporated by reference to the exhibit previously filed with the Company's Registration Statement on Form S-8 filed October 27, 2006 (File No. 333-138249).

++++ Incorporated by reference to the same-numbered exhibit previously filed with the Company's Form 10-K for the year ended May 31, 1999 filed August 30, 1999 (File No. 000-22893).

+++++ Incorporated by reference to the Exhibit No. 4.1 previously filed with the Company's Current Report on Form 8-K filed March 28, 2001 (File No. 000-22893).

++++++ Incorporated by reference to the same-numbered exhibit previously filed with the Company's Form 10-K for the year ended May 31, 2001 filed August 29, 2001 (File No. 000-22893).

+++++++ Incorporated by reference to the same-numbered exhibit previously filed with the Company's Current Report on Form 8-K filed December 9, 2005 (File No. 000-22893).

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 28, 2007
                                AEHR TEST SYSTEMS

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

        Signature                          Title                     Date
--------------------------  -----------------------------------  ---------------
                             Chief Executive Officer             August 28, 2007
                              and Chairman of the
 /s/ RHEA J. POSEDEL    	    Board of Directors
--------------------------    (Principal Executive Officer)
    Rhea J. Posedel
                             Vice President of Finance           August 28, 2007
                              and Chief Financial Officer
 /s/ GARY L. LARSON       	   (Principal Financial and
--------------------------    Accounting Officer)
    Gary L. Larson


 /s/ ROBERT R. ANDERSON	  Director                            August 28, 2007
--------------------------
    Robert R. Anderson


 /s/ WILLIAM W. R. ELDER	  Director                            August 28, 2007
--------------------------
    William W. R. Elder


 /s/ MUKESH PATEL     	  Director                            August 28, 2007
--------------------------
    Mukesh Patel


 /s/ MARIO M. ROSATI		  Director                            August 28, 2007
--------------------------
    Mario M. Rosati