Form 10-Q
period 2007-08-31
AEHR TEST SYSTEMS
filed 2007-10-12
CIK 1040470

                                    FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 2007.

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

                    (Item 1)      YES  X       NO
                                      ---         ---

                    (Item 2)      YES  X       NO
                                      ---         ---

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer    Accelerated filer     Non-accelerated filer  X
                       ---                   ---                       ---

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                  YES          NO  X
                                      ---         ---

     Number of shares of Common Stock, $0.01 par value, outstanding at September 30, 2007 was 7,840,097.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED AUGUST 31, 2007

                                     INDEX



PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
               August 31, 2007 and May 31, 2007 . . . . . . . . . . . .   4

          Condensed Consolidated Statements of Income for the
               three months ended August 31, 2007 and 2006  . . . . . .   5

          Condensed Consolidated Statements of Cash Flows for the
               three months ended August 31, 2007 and 2006  . . . . . .   6

          Notes to Condensed Consolidated Financial Statements. . . . .   7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations. . . . . . . . . . . . . . . .  15

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risks. .  19

ITEM 4.  Controls and Procedures. . . . . . . . . . . . . . . . . . . .  20


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . .  20

ITEM 1A. Risk Factors   . . . . . . . . . . . . . . . . . . . . . . . .  20

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds. .  23

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

                        PART I.  FINANCIAL STATEMENTS

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                               AEHR TEST SYSTEMS
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                   August 31,     May 31,
                                                      2007         2007
                                                 -----------  -----------
                        ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . .    $ 7,674      $ 6,564
  Short-term investments. . . . . . . . . . . . .      1,046        2,987
  Accounts receivable, net of allowances for
    doubtful accounts of $68 and $87 at
    August 31, 2007 and May 31, 2007,
    respectively  . . . . . . . . . . . . . . . .      6,783        6,614
  Inventories . . . . . . . . . . . . . . . . . .     10,646        9,701
  Prepaid expenses and other. . . . . . . . . . .        325          326
                                                 -----------  -----------
    Total current assets  . . . . . . . . . . . .     26,474       26,192

Property and equipment, net . . . . . . . . . . .      1,617        1,689
Goodwill. . . . . . . . . . . . . . . . . . . . .        274          274
Other assets. . . . . . . . . . . . . . . . . . .        525          520
                                                 -----------  -----------
    Total assets  . . . . . . . . . . . . . . . .    $28,890      $28,675
                                                 ===========  ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . .    $ 1,955      $ 2,517
  Accrued expenses. . . . . . . . . . . . . . . .      2,575        2,927
  Deferred revenue. . . . . . . . . . . . . . . .        250          378
                                                 -----------  -----------
    Total current liabilities . . . . . . . . . .      4,780        5,822

Accrued lease commitment. . . . . . . . . . . . .        163          185
                                                 -----------  -----------
    Total liabilities . . . . . . . . . . . . . .      4,943        6,007
                                                 -----------  -----------
Shareholders' equity:
  Common stock, $0.01 par value:
    Issued and outstanding: 7,834 shares and
    7,820 shares at August 31, 2007 and
    May 31, 2007, respectively. . . . . . . . . .         78           78
  Additional paid-in capital. . . . . . . . . . .     39,821       39,552
  Accumulated other comprehensive income. . . . .      1,345        1,241
  Accumulated deficit . . . . . . . . . . . . . .    (17,297)     (18,203)
                                                 -----------  -----------
    Total shareholders' equity  . . . . . . . . .     23,947       22,668
                                                 -----------  -----------
    Total liabilities and shareholders' equity. .    $28,890      $28,675
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

                              AEHR TEST SYSTEMS
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (Unaudited)

                                                 Three Months Ended
                                                     August 31,
                                               ----------------------
                                                   2007        2006
                                               ----------  ----------
Net sales. . . . . . . . . . . . . . . . . . .     $7,660      $7,136
Cost of sales. . . . . . . . . . . . . . . . .      3,479       3,883
                                               ----------  ----------
Gross profit . . . . . . . . . . . . . . . . .      4,181       3,253
                                               ----------  ----------
Operating expenses:
  Selling, general and administrative. . . . .      1,816       1,635
  Research and development . . . . . . . . . .      1,648       1,387
                                               ----------  ----------
      Total operating expenses . . . . . . . .      3,464       3,022
                                               ----------  ----------
      Income from operations . . . . . . . . .        717         231

Interest income. . . . . . . . . . . . . . . .         75         122
Other income, net  . . . . . . . . . . . . . .          2         216
                                               ----------  ----------
      Income before income tax expense . . . .        794         569

Income tax expense . . . . . . . . . . . . . .         15          12
                                               ----------  ----------
Net income . . . . . . . . . . . . . . . . . .     $  779      $  557
                                               ==========  ==========

Net income per share - basic . . . . . . . . .     $ 0.10      $ 0.07
Net income per share - diluted . . . . . . . .     $ 0.09      $ 0.07


Shares used in per share calculations:
  Basic  . . . . . . . . . . . . . . . . . . .      7,827       7,683
  Diluted. . . . . . . . . . . . . . . . . . .      8,301       8,326



            The accompanying notes are an integral part of these
                condensed consolidated financial statements.

                                   AEHR TEST SYSTEMS
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (in thousands)
                                      (Unaudited)

                                                      Three Months Ended
                                                          August 31,
                                                   ----------------------
                                                      2007        2006
                                                   ----------  ----------
Cash flows from operating activities:
  Net income....................................       $  779      $  557
  Adjustments to reconcile net income to
    net cash used in operating  activities:
    Stock compensation expense..................          193         163
    Provision for doubtful accounts.............          (19)         (2)
    Loss on disposal of property and equipment..           --          41
    Depreciation and amortization...............          118          69
    Changes in operating assets and liabilities:
      Accounts receivable.......................          (74)       (720)
      Inventories...............................         (919)        956
      Deferred lease commitment.................          (22)         (9)
      Accounts payable..........................         (584)        (50)
      Accrued expenses and deferred revenue.....         (414)     (2,068)
      Prepaid expenses and other................            2          38
                                                   ----------  ----------
        Net cash used in
          operating activities..................         (940)     (1,025)
                                                   ----------  ----------
Cash flows from investing activities:

    Purchase of investments.....................         (200)     (4,173)
    Proceeds from sales and maturity
      of investments............................        2,141       4,002
    Purchase of property and equipment .........          (41)        (14)
    (Increase) decrease in other assets.........           (1)          1
                                                   ----------  ----------
        Net cash provided by (used in)
          investing activities..................        1,899        (184)
                                                   ----------  ----------
Cash flows from financing activities:
    Proceeds from issuance of common stock
      and exercise of stock options.............           55         373
                                                   ----------  ----------
        Net cash provided by
          financing activities..................           55         373
                                                   ----------  ----------

Effect of exchange rates on cash................           96         (19)
                                                   ----------  ----------
        Net increase (decrease) in cash and
          cash equivalents......................        1,110        (855)

Cash and cash equivalents, beginning of period..        6,564       9,405
                                                   ----------  ----------
Cash and cash equivalents, end of period........       $7,674      $8,550
                                                   ==========  ==========



                The accompanying notes are an integral part of these
                    condensed consolidated financial statements.

                               AEHR TEST SYSTEMS
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED AUGUST 31, 2007
                                  (UNAUDITED)


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

        In the opinion of management, the unaudited condensed consolidated financial statements for the interim periods presented reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the condensed consolidated financial position and results of operations as of and for such periods indicated. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2007. Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

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

        RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS. In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: the Company determines whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the "more-likely-than-not" recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: a tax position that meets the "more-likely-than-not" recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006.

    Upon adoption of FIN 48 on June 1, 2007, the Company recognized a cumulative effect adjustment of $127,000, decreasing its income tax liability for unrecognized tax benefits, and decreasing the May 31, 2007 accumulated deficit balance. At August 31, 2007, the Company had recorded tax expenses of $15,000. The Company does not expect any material change in its unrecognized tax benefits over the next twelve months. The following table shows the changes in the accumulated deficit as of August 31, 2007 (in thousands):


Balance at May 31, 2007, as reported                   $(18,203)
FIN 48 adjustments to beginning balance                     127
Net income during the period                                779
                                                       --------
Balance at August 31, 2007                             $(17,297)
                                                       ========

    Although the Company files U.S. federal, various state, and foreign tax returns, the Company's only major tax jurisdictions are the United States, California, Germany and Japan. Tax years 1993 - 2007 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.


2.  STOCK-BASED COMPENSATION

    Prior to June 1, 2006, the Company's stock-based employee compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, as permitted by FASB Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The Company generally did not recognize stock-based compensation cost in its condensed consolidated statement of operations for periods prior to June 1, 2006 as most options granted had an exercise price equal to or higher than the market value of the underlying common stock on the date of the grant.

    The Company adopted the provisions of SFAS No. 123 (revised 2004),"Share-Based Payment" ("SFAS No. 123(R)"), using the modified prospective transition method, which requires the application of the accounting standard as of June 1, 2006, the first day of the Company's fiscal year 2007. SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at each grant date, based on the fair value of the award, and is recognized as expense over the employee's requisite service period. All of the Company's stock compensation is accounted for as an equity instrument. The Company's condensed consolidated financial statements for the three months ended August 31, 2007 and 2006 reflect the impact of SFAS No. 123(R). See Notes 9 and 10 in the Company's Annual Report on Form 10-K for fiscal 2007 filed on August 29, 2007 for further information regarding the stock option plan and the employee stock purchase plan ("ESPP"). Under the modified prospective transition method, stock compensation cost has been recognized in the three months ended August 31, 2007 and 2006 in the condensed consolidated statements of income for stock awards granted or modified after May 31, 2006 and for stock awards granted prior to, but unvested as of, June 1, 2006. As required by SFAS No. 123(R), the Company has made an estimate of expected forfeitures and is recognizing compensation costs only for those stock-based compensation awards expected to vest.

    The following table summarizes compensation costs related to the Company's stock-based compensation for the three months ended August 31, 2007 and 2006 (in thousands, except per share data):

                                              Three Months Ended   Three Months Ended
                                               August 31, 2007       August 31, 2006
                                              ------------------   ------------------
Stock-based compensation in the form of employee
  stock options and ESPP shares, included in:

Cost of sales  . . . . . . . . . . . . . . .                $ 11                $  7
Selling, general and administrative  . . . .                 113                  92
Research and development . . . . . . . . . .                  69                  64
                                              ------------------   -----------------
Total stock-based compensation . . . . . . .                 193                 163
Tax effect on stock-based compensation . . .                   4                   3
                                              ------------------   -----------------
Net effect on net income . . . . . . . . . .                $189                $160
                                              ==================   =================
Effect on net income per share:
  Basic  . . . . . . . . . . . . . . . . . .               $0.02               $0.02
  Diluted  . . . . . . . . . . . . . . . . .               $0.02               $0.02



    During the three months ended August 31, 2007 and 2006, the Company recorded stock-based compensation related to stock options of $158,000 and $126,000, respectively.

    As of August 31, 2007, the total compensation cost related to unvested stock-based awards under the Company's 1996 Stock Option Plan and 2006 Equity Incentive Plan, but not yet recognized, was approximately $2,048,000, which is net of estimated forfeitures of $85,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 3.0 years.

    During the three months ended August 31, 2007 and 2006, the Company recorded stock-based compensation related to our ESPP of $35,000 and $37,000, respectively.

    As of August 31, 2007, the total compensation cost related to options to purchase the Company's common shares under the 2006 Employee Stock Purchase Plan but not yet recognized was approximately $115,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 1.3 years.

Valuation Assumptions

    Valuation and Amortization Method. The Company estimates the fair value of stock options granted using the Black-Scholes option valuation method and a single option award approach for options granted after June 1, 2006. The multiple option approach has been used for all options granted prior to June 1, 2006. The fair value under the single option approach is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. The fair value under the multiple option approach is amortized on a weighted basis over the requisite service period of the awards, which is generally the vesting period.

    Expected Term. The Company's expected term represents the period that the Company's stock-based awards are expected to be outstanding and was determined based on historical experience, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as evidenced by changes to the terms of the Company's stock-based awards.

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

    Dividends. The Company has never paid any cash dividends on its common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation method.


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

    Fair Value. The fair values of the Company's stock options granted to employees and ESPP shares for the three months ended August 31, 2007 and 2006 were estimated using the following weighted average assumptions in the Black-Scholes valuation model consistent with the provisions of SFAS No. 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107.

    The fair value of our stock options granted to employees for the three months ended August 31, 2007 and 2006 was estimated using the following weighted-average assumptions:

                                                    Three Months Ended
                                                         August 31,
                                                 ---------------------
                                                   2007         2006
                                                 --------     --------
Option Plan Shares
Expected Term (in years)....................           5            5
Volatility..................................        0.74         0.76
Expected Dividend...........................       $0.00        $0.00
Risk-free Interest Rates....................        4.78%        5.10%
Estimated Forfeiture Rate...................           4%           4%
Weighted Average Grant Date Fair Value......       $3.84        $5.47



    The fair value of our ESPP shares for the three months ended August 31, 2007 and 2006 was estimated using the following weighted-average assumptions:

                                                    Three Months Ended
                                                         August 31,
                                                -------------------------
                                                    2007          2006
                                                -----------   -----------
Employee Stock Purchase Plan Shares
Expected Term (in years)....................     0.5 - 2.0     0.5 - 2.0
Volatility..................................    0.50 - 0.69   0.80 - 0.82
Expected Dividend...........................       $0.00        $0.00
Risk-free Interest Rates....................    4.7% - 4.9%   4.0% - 5.2%
Estimated Forfeiture Rate...................          4%           4%
Weighted Average Grant Date Fair Value......       $2.24        $1.29


    The following table summarizes the stock options transactions during the three months ended August 31, 2007 (in thousands, except per share data):

                                            Outstanding Options
                                ---------------------------------------------
                                                        Weighted
                                              Number    Average    Aggregate
                                 Available      of      Exercise   Intrinsic
                                  Shares      Shares      Price      Value
                                ----------   --------  ---------  ----------
Balances, May 31, 2007........         745      1,350      $4.38      $2,633

  Options granted.............        (355)       355      $6.05
  Options exercised...........          --        (14)     $3.73
                                ----------   --------
Balances, August 31, 2007.....         390      1,691      $4.74      $3,898
                                ==========   ========

Options exercisable and expected to be
  exercisable at August 31, 2007                1,619      $4.73      $3,744
                                             ========


    The options outstanding and exercisable at August 31, 2007 were in the following exercise price ranges:


                     Options Outstanding              Options Exercisable
                     at August 31, 2007               at August 31, 2007
            --------------------------------  --------------------------------------
                        Weighted                               Weighted
                        Average     Weighted  Number  Weighted Average
   Range of   Number    Remaining   Average   Exer-   Average  Remaining   Aggregate
   Exercise Outstanding Contractual Exercise  cisable Exercise Contractual Intrinsic
    Prices    Shares   Life (Years)  Price    Shares   Price   Life (Years)  Value
----------- ----------- ----------- --------  ------- -------- ----------- ---------
$2.49-$3.63         561      4.02      $3.09      399    $3.11       3.80
$3.66-$4.08         276      2.62      $3.91      267    $3.91       2.57
$4.25-$4.95         206      1.96      $4.50      191    $4.51       1.82
$5.25-$6.56         498      4.01      $6.01      128    $5.89       1.86
$8.00-$9.30         151      5.79      $8.51       40    $8.52       5.81
            -----------                       -------
$2.49-$9.30       1,691      3.70      $4.74    1,025    $4.14       2.95    $2,896
            ===========                       =======

    The total intrinsic value of options exercised for the three months ended August 31, 2007 was $57,000. The weighted average remaining contractual life of the options exercisable and expected to be exercisable was 3.7 years.


3.  EARNINGS PER SHARE

    Earnings per share is computed based on the weighted average number of common and common equivalent shares (common stock options) outstanding, when dilutive, during each period using the treasury stock method.

                                                      Three Months Ended
                                                          August 31,
                                                    ----------  ----------
                                                       2007        2006
                                                    ----------  ----------
                                                    (in thousands, except
                                                        per share amounts)
Net income available to common shareholders:

Numerator: Net income .............................      $ 779      $  557
                                                    ----------  ----------
Denominator for basic income per share:
  Weighted-average shares outstanding .............      7,827       7,683
                                                    ----------  ----------
Shares used in basic income per share
  calculation......................................      7,827       7,683

Effect of dilutive securities......................        474         643
                                                    ----------  ----------
Denominator for diluted net income
    per share......................................      8,301       8,326
                                                    ----------  ----------

Basic net income per share.........................      $0.10      $ 0.07
                                                    ==========  ==========
Diluted net income per share.......................      $0.09      $ 0.07
                                                    ==========  ==========

    Stock options to purchase 439,000 and 12,000 shares of common stock were outstanding on August 31, 2007 and 2006, respectively, but not included in the computation of diluted income per share, because the inclusion of such shares would be anti-dilutive.

4.  INVENTORIES

Inventories are comprised of the following (in thousands):

                                           August 31,    May 31,
                                             2007         2007
                                         -----------  -----------
Raw materials and sub-assemblies........      $4,426       $4,908
Work in process.........................       5,933        4,587
Finished goods..........................         287          206
                                         -----------  -----------
                                             $10,646       $9,701
                                         ===========  ===========


5.  SEGMENT INFORMATION

    The Company operates in one reportable segment; the design, manufacture and marketing of advanced test and burn-in products to the semiconductor manufacturing industry.

    The following presents information about the Company's operations in different geographic areas (in thousands):

                                            United                        Adjust-
                                            States     Asia     Europe     ments     Total
                                           --------- --------- --------- --------- ---------
Three months ended August 31, 2007:
  Net sales.........................         $ 7,429    $1,716      $ 68   $(1,553)  $ 7,660
  Portion of U.S. net sales
    from export sales...............           2,904        --        --        --     2,904
  Income (loss) from operations.....             808       116      (119)      (88)      717
  Identifiable assets...............          37,383     4,093       906   (13,492)   28,890
  Property and equipment, net.......           1,536        72         9        --     1,617

Three months ended August 31, 2006:
  Net sales.........................         $ 6,442    $1,216      $ 29   $  (551)  $ 7,136
  Portion of U.S. net sales
    from export sales...............           3,797        --        --        --     3,797
  Income (loss) from operations.....             286        97      (150)       (2)      231
  Identifiable assets...............          32,804     1,207       712   (10,903)   23,820
  Property and equipment, net.......             745        86        23        --       854


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

    Sales to the Company's five largest customers accounted for approximately 98.5% and 77.4% of its net sales in the three months ended August 31, 2007 and 2006, respectively.


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


    Following is a summary of changes in the Company's liability for product warranties during the three months ended August 31, 2007 and 2006 (in thousands):

                                                      Three Months Ended
                                                           August 31,
                                                   -----------------------
                                                       2007         2006
                                                   ----------   ----------
Balance at the beginning of the period ...........       $153         $169
Accruals for warranties issued during the period..         74          114
Reversal of warranties issued during the period...         --           --
Settlements made during the period
 (in cash or in kind).............................        (50)        (106)
                                                   ----------   ----------
Balance at the end of the period..................       $177         $177
                                                   ==========   ==========

   The accrued warranty balance is included in accrued expenses on the accompanying condensed consolidated balance sheets.

7.  OTHER COMPREHENSIVE INCOME

    Other comprehensive income, net of tax is comprised of the following (in thousands):

                                                  Three Months Ended
                                                      August 31,
                                               ------------------------
                                                    2007         2006
                                               -----------  -----------
Net income................................            $779         $557
Foreign currency translation adjustments..             104          (12)
Unrealized holding gains arising
  during period ..........................              --            2
                                               -----------  -----------
Comprehensive income......................            $883         $547
                                               ===========  ===========


8.  EMPLOYEE BENEFIT PLANS

    In addition to the Company's 1996 Stock Option Plan and the 1997 Employee Stock Purchase Plan discussed in Notes 9 and 10 in the Company's 2007 Annual Report on Form 10-K, the Company maintains the equity incentive plan and employee benefit plans under which its equity securities are authorized for issuance to the Company's employees, directors and consultants.

    The purpose of these plans is to provide equity ownership and compensation opportunities in the Company by attracting and retaining the services of qualified and talented persons to serve as employees, directors and/or consultants of the Company. Those plans were approved by the Company's shareholders.

    In October 2006, the Company's 2006 Equity Incentive Plan and the 2006 Employee Stock Purchase Plan ("2006 Plans") were approved by the Company's shareholders. The 2006 Plans replace the Company's Amended and Restated 1996 Stock Option Plan, which would otherwise have expired in 2006, and the Company's 1997 Employee Stock Purchase Plan, which would otherwise have expired in 2007. The Amended and Restated 1996 Stock Option Plan will continue to govern awards previously granted under that plan.

    As of August 31, 2007, out of the 2,080,529 shares authorized for grant under the 1996 Stock Option Plan and 2006 Equity Incentive Plan, approximately 1,690,624 shares had been granted. As of August 31, 2007, 13,000 shares had been issued from the 200,000 shares authorized for grant under the 2006 Employee Stock Purchase Plan.


9.  RECENT ACCOUNTING PRONOUNCEMENTS

    In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007; therefore, the Company anticipates adopting SFAS 157 as of June 1, 2008. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial position and results of operations.

    In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB

Statement No. 115" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an
entity's first fiscal year beginning after November 15, 2007.   The Company is
currently evaluating the potential impact, if any, that the adoption of SFAS 159 will have on its condensed consolidated financial statements.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this document and with our Annual Report on Form 10-K for the fiscal year ended May 31, 2007 and the consolidated financial statements and notes thereto.

    In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements typically may be identified by the use of forward-looking words or phrases such as "believe," "expect," "intend," "anticipate," "should," "planned," "estimated," and "potential," among others and include, but are not limited to, statements concerning our expectations regarding our operations, business, strategies, prospects, revenues, expenses, costs and resources. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated results or other expectations reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and other factors beyond our control, and in particular, the risks discussed in "Part II, Item 1A. Risk Factors" and those discussed in other documents we file with the Securities and Exchange Commission. All forward-looking statements included in this document are based on our current expectations, and we undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

CRITICAL ACCOUNTING POLICIES

    The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, long-term service contracts, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of the critical accounting policies, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2007.

    Except for the adoption of the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48") as described in Note 1 of the notes to condensed consolidated financial statements in Item
1. Condensed Consolidated Financial Statements (unaudited) the Company's critical accounting policies have not changed materially.


RESULTS OF OPERATIONS

    The following table sets forth items in the Company's unaudited condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

                                              Three Months Ended
                                                  August 31,
                                            ---------------------
                                                2007       2006
                                            ---------- ----------
Net sales. . . . . . . . . . . . . . . . .      100.0 %    100.0 %
Cost of sales. . . . . . . . . . . . . . .       45.4       54.4
                                            ---------- ----------
Gross profit . . . . . . . . . . . . . . .       54.6       45.6
                                            ---------- ----------
Operating expenses:
  Selling, general and administrative. . .       23.7       22.9
  Research and development . . . . . . . .       21.5       19.4
                                            ---------- ----------
          Total operating expenses . . . .       45.2       42.3
                                            ---------- ----------
Income from operations . . . . . . . . . .        9.4        3.3

Interest income. . . . . . . . . . . . . .        1.0        1.7
Other income, net. . . . . . . . . . . . .        0.0        3.0
                                            ---------- ----------
Income before income tax expense . . . . .       10.4        8.0

Income tax expense . . . . . . . . . . . .        0.2        0.2
                                            ---------- ----------
Net income. . . . . . . . . . . . . . .. .       10.2 %      7.8 %
                                            ========== ==========


THREE MONTHS ENDED AUGUST 31, 2007 COMPARED TO THREE MONTHS ENDED AUGUST 31,
2006

    NET SALES. Net sales increased to $7.7 million in the three months ended August 31, 2007 from $7.1 million in the three months ended August 31, 2006, an increase of 7.3%. The increase in net sales in the three months ended August 31, 2007 resulted primarily from increases in net sales of the Company's wafer/die level products, partially offset by decreases in sales of the Company's MAX monitored burn-in products and MTX products. Net sales of the Company's wafer/die level products for the three months ended August 31, 2007 were $5.6 million, and increased approximately $4.6 million from the three months ended August 31, 2006. Net sales of the Company's MAX monitored burn-in products for the three months ended August 31, 2007 were $1.8 million, and decreased approximately $2.6 million from the three months ended August 31, 2006. Net sales of the Company's MTX products for the three months ended August 31, 2007 were $237,000, and decreased approximately $1.5 million from the three months ended August 31, 2006. The Company expects that net sales in the second quarter of fiscal 2008 will be higher than those in the first quarter of fiscal 2008.

    GROSS PROFIT.  Gross profit consists of net sales less cost of sales.
Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit increased to $4.2 million in the three months ended August 31, 2007 from $3.3 million in the three months ended August 31, 2006, an increase of 28.5%. As a percentage of net sales, gross profit margin increased to 54.6% in the three months ended August 31, 2007 from 45.6% in the three months ended August 31, 2006. The increase in gross profit margin was primarily the result of the fact that FOX products, with somewhat higher margins, represented a higher proportion of net sales. Over the next few quarters, the Company believes that its gross profit margin will be in the low 50% range.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related costs of employees, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses of $1.8 million in the three months ended August 31, 2007 increased from $1.6 million in the three months ended August 31, 2006, an increase of 11.1%. The increase in SG&A expenses was primarily due to an increase in headcount, as the Company added support resources to address the expected growth in our business. As a percentage of net sales, SG&A expenses increased to 23.7% in the three months ended August 31, 2007 from 22.9% in the three months ended August 31, 2006.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses increased to $1.6 million in the three months ended August 31, 2007 from $1.4 million in the three months ended August 31, 2006, an increase of 18.8%. This increase was primarily due to an increase in project material expenses. As a percentage of net sales, R&D expenses increased to 21.5% in the three months ended August 31, 2007 from 19.4% in the three months ended August 31, 2006.

    INTEREST INCOME. Interest income decreased to $75,000 in the three months ended August 31, 2007 from $122,000 in the three months ended August 31, 2006. The decrease in net interest income for the three months ended August 31, 2007 was primarily related to lower average invested balances.

    OTHER INCOME, NET. Other income, net decreased to $2,000 in the three months ended August 31, 2007 from $216,000 in the three months ended August 31, 2006. The decrease in other income, net was primarily related to the receipt of a dividend paid by the Company's investment in ESA Electronics Pte Ltd., a Singapore company in the three months ended August 31, 2006. No such dividend was received in the three months ended August 31, 2007.

    INCOME TAX EXPENSE. Income tax expense was $15,000 in the three months ended August 31, 2007 and $12,000 in the three months ended August 31, 2006. The income tax expense in the three months ended August 31, 2007 and 2006 was primarily attributable to alternate minimum tax requirements for the Company's U.S. operations. The Company's U.S. operations and its Japanese subsidiary have experienced significant cumulative losses and thus generated certain net operating losses available to offset future taxes payable in the U.S. and Japan. As a result of the cumulative operating losses in the Company's U.S. operations and its Japanese subsidiary, a valuation allowance was established for the full amount of its net deferred tax assets for both its U.S. operations and its Japanese subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was approximately $940,000 for the three months ended August 31, 2007 and $1.0 million for the three months ended August 31, 2006. For the three months ended August 31, 2007, net cash used in operating activities of $940,000 was driven primarily by an increase in inventories ($919,000) primarily to support the expected FOX-1 product line and a decrease in accounts payable ($584,000), partially offset by net income of $779,000. The decrease in accounts payable was primarily a matter of timing, as the Company received a proportionately higher amount of goods earlier in this fiscal quarter than in the quarter ended May 31, 2007. For the three months ended August 31, 2006, net cash used in operating activities of $1.0 million was primarily due to a decrease in accrued expenses and deferred revenue of $2.1 million and an increase in accounts receivable of $720,000, partially offset by a decrease in inventories of $956,000 and net income of $557,000.

    Net cash provided by investing activities was approximately $1.9 million for the three months ended August 31, 2007 and net cash used in investing activities was approximately $184,000 for the three months ended August 31, 2006. The net cash provided by investing activities during the three months ended August 31, 2007 was primarily due to proceeds from sales and maturity of investments. The net cash used in investing activities during the three months ended August 31, 2006 was primarily attributable to $4.2 million of purchase of investments, partially offset by $4.0 million net proceeds from sales and maturity of investments.

Financing activities provided cash of approximately $55,000 in the three months ended August 31, 2007. Financing activities provided cash of approximately $373,000 in the three months ended August 31, 2006. Net cash provided by financing activities during the three months ended August 31, 2007 and 2006 was primarily due to proceeds from issuance of common stock from the exercise of stock options.

    As of August 31, 2007, the Company had working capital of $21.7 million. Working capital consists of cash and cash equivalents, short-term investments, accounts receivable, inventory and other current assets, less current liabilities.

    The Company announced in August 1998 that its board of directors had authorized the repurchase of up to 1,000,000 shares of its outstanding common shares. The Company may repurchase the shares in the open market or in privately negotiated transactions, from time to time, subject to market conditions. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase program may be interrupted or discontinued at any time. Any such repurchase of shares, if consummated, may use a portion of the Company's working capital. As of May 31, 2006, the Company had repurchased 523,700 shares at an average price of $3.95. Shares repurchased by the Company are cancelled. The Company has not repurchased any of its outstanding common shares since May 31, 2006.

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

OVERVIEW OF CONTRACTUAL OBLIGATIONS

    There have been no material changes in the composition, magnitude or other key characteristics of the Company's contractual obligations or other commitments as disclosed in the Company's Annual Report on Form 10-K for the year ended May 31, 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

    In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007; therefore, the Company anticipates adopting SFAS 157 as of June 1, 2008. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial position and results of operations.

    In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS 159 will have on its condensed consolidated financial statements.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The Company considered the provisions of Financial Reporting Release No. 48, "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity instruments at August 31, 2007.

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

    A majority of the Company's revenue and capital spending is transacted in U.S. dollars. The Company, however, enters into transactions in other currencies, primarily Japanese Yen. Substantially all sales to Japanese customers are denominated in Yen. Since the price is determined at the time a purchase order is accepted, the Company is exposed to the risks of fluctuations in the Yen-U.S. dollar exchange rate during the lengthy period from purchase order to ultimate payment. This exchange rate risk is partially offset to the extent that the Company's Japanese subsidiary incurs expenses payable in Yen. To date, the Company has not invested in instruments designed to hedge currency risks. In addition, the Company's Japanese subsidiary typically carries debt or other obligations due to the Company that may be denominated in either Yen or U.S. dollars. Since the Japanese subsidiary's financial statements are based in Yen and the Company's financial statements are based in U.S. dollars, the Japanese subsidiary and the Company recognize foreign exchange gain or loss in any period in which the value of the Yen rises or falls in relation to the U.S. dollar. A 10% decrease in the value of the Yen as compared with the U.S. dollar would not be expected to result in a significant change in net income or loss.

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

    CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. No change in our internal control over financial reporting occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                        PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

    None.

Item 1A. RISK FACTORS

    Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the Securities and Exchange Commission, including without limitation our most recently filed Annual Report on Form 10-K, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements in this Quarterly Report on Form 10-Q. We believe that these risks and uncertainties are the principal material risks facing the Company as of the date of this Quarterly Report on Form 10-Q. In the future, we may become subject to additional risks that are not currently known to us. If any of these risks actually occur, our business, financial condition and operating results could be seriously harmed. As a result, the trading price of our common stock could decline, and you could lose all or part of the value of your investment.

     CUSTOMER CONCENTRATION. The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and contract assemblers accounting for a substantial portion of the purchases of semiconductor equipment. Sales to the Company's five largest customers accounted for approximately 75.8% and 82.9% of its net sales in fiscal 2007 and 2006, respectively. Sales to the Company's five largest customers accounted for approximately 98.5% and 77.4% of its net sales in the three months ended August 31, 2007 and 2006, respectively. During fiscal 2007, Spansion Inc. and Texas Instruments Incorporated accounted for 39.2% and 22.9% of the Company's net sales, respectively. During fiscal 2006, Texas Instruments Incorporated and Spansion Inc. accounted for 47.9% and 24.9% of
the Company's net sales, respectively.   No other customers represented more
than 10% of the Company's net sales for either fiscal 2007 or fiscal 2006.
The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. In addition, sales to particular customers may fluctuate significantly from quarter to quarter. The loss of or reduction or delay in an order or orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect the Company's business, financial condition and operating results.

    DEPENDENCE ON MARKET ACCEPTANCE OF FOX SYSTEM. A principal element of the Company's business strategy is to capture an increasing share of the test equipment market through sales of its FOX wafer-level test and burn-in system. The FOX systems are newly designed to simultaneously burn-in and functionally test all of the die on a wafer in a single touchdown. The market for the FOX systems is in the very early stages of development. The FOX-14 full wafer contact burn-in and parallel test system was introduced in July 2001 and the FOX-1 full wafer parallel test system was introduced in June 2005. The Company's strategy depends, in part, upon its ability to persuade potential customers that the FOX system can successfully contact and functionally test all of the die on a wafer simultaneously, and that this method of testing is cost-effective for the customer. There can be no assurance that the Company's strategy will be successful. The failure of the FOX system to achieve market acceptance would have a material adverse effect on the Company's future operating results and long-term prospects. The Company's stock price may also decline.

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

    DEPENDENCE ON SUBCONTRACTORS; SOLE OR LIMITED SOURCES OF SUPPLY. The Company relies on subcontractors to manufacture many of the components or subassemblies used in its products. The Company's MTX, MAX, FOX systems, WaferPak contactors and DiePak carriers contain several components, including environmental chambers, power supplies, wafer and die contactors, signal distribution substrates and certain ICs, which are currently supplied by only one or a limited number of suppliers. The Company's reliance on subcontractors and single source suppliers involves a number of significant risks, including the loss of control over the manufacturing process, the potential absence of adequate capacity and reduced control over delivery schedules, manufacturing yields, quality and costs. In the event that any significant subcontractor or single source supplier was to become unable or unwilling to continue to manufacture subassemblies, components or parts in required volumes, the Company would have to identify and qualify acceptable replacements. The process of qualifying subcontractors and suppliers could be lengthy, and no assurance can be given that any additional sources would be available to the Company on a timely basis. Any delay, interruption or termination of a supplier relationship could have a material and adverse effect on the Company's business, financial condition and operating results.


Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

    None.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.


Item 5.  OTHER INFORMATION

    None.


Item 6.  EXHIBITS

    The Exhibits listed on the accompanying "Index to Exhibits" are filed as part of, or incorporated by reference into, this report.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Aehr Test Systems
                                                    (Registrant)

Date:     October 12, 2007                 /s/    RHEA J. POSEDEL
                                           ---------------------------
                                                  Rhea J. Posedel
                                            Chief Executive Officer and
                                        Chairman of the Board of Directors


Date:     October 12, 2007                 /s/    GARY L. LARSON
                                           ----------------------------
                                                  Gary L. Larson
                                            Vice President of Finance and
                                               Chief Financial Officer

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