Form 10-Q
period 2007-11-30
AEHR TEST SYSTEMS
filed 2008-01-11
CIK 1040470

                                    FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 2007.

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

                    (Item 1)      YES  X       NO
                                      ---         ---

                    (Item 2)      YES  X       NO
                                      ---         ---

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer    Accelerated filer     Non-accelerated filer  X
                       ---                   ---                       ---

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                  YES          NO  X
                                      ---         ---

     Number of shares of Common Stock, $0.01 par value, outstanding at December 31, 2007 was 8,001,465.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED NOVEMBER 30, 2007

                                     INDEX



PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
               November 30, 2007 and May 31, 2007 . . . . . . . . . . .   4

          Condensed Consolidated Statements of Income for the three
               months and six months ended November 30, 2007 and 2006 .   5

          Condensed Consolidated Statements of Cash Flows for the
               six months ended November 30, 2007 and 2006  . . . . . .   6

          Notes to Condensed Consolidated Financial Statements. . . . .   7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations. . . . . . . . . . . . . . . .  15

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk . .  21

ITEM 4.  Controls and Procedures. . . . . . . . . . . . . . . . . . . .  21


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . .  22

ITEM 1A. Risk Factors   . . . . . . . . . . . . . . . . . . . . . . . .  22

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds. .  24

ITEM 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . .  25

ITEM 4.  Submission of Matters to a Vote of Security Holders  . . . . .  25

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

                        PART I.  FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                               AEHR TEST SYSTEMS
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                 November 30,    May 31,
                                                     2007         2007
                                                 -----------  -----------
                        ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . .    $ 5,987      $ 6,564
  Short-term investments. . . . . . . . . . . . .        951        2,987
  Accounts receivable, net of allowances for
    doubtful accounts of $87 at
    November 30, 2007 and May 31, 2007. . . . . .     11,554        6,614
  Inventories . . . . . . . . . . . . . . . . . .     10,678        9,701
  Prepaid expenses and other. . . . . . . . . . .        371          326
                                                 -----------  -----------
    Total current assets  . . . . . . . . . . . .     29,541       26,192

Property and equipment, net . . . . . . . . . . .      1,605        1,689
Goodwill. . . . . . . . . . . . . . . . . . . . .        274          274
Other assets. . . . . . . . . . . . . . . . . . .        516          520
                                                 -----------  -----------
    Total assets  . . . . . . . . . . . . . . . .    $31,936      $28,675
                                                 ===========  ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . .    $ 1,872      $ 2,517
  Accrued expenses. . . . . . . . . . . . . . . .      3,098        2,927
  Deferred revenue. . . . . . . . . . . . . . . .        194          378
                                                 -----------  -----------
    Total current liabilities . . . . . . . . . .      5,164        5,822

Accrued lease commitment. . . . . . . . . . . . .        140          185
                                                 -----------  -----------
    Total liabilities . . . . . . . . . . . . . .      5,304        6,007
                                                 -----------  -----------
Shareholders' equity:
  Common stock, $0.01 par value:
    Issued and outstanding: 8,001 shares and
    7,820 shares at November 30, 2007 and
    May 31, 2007, respectively. . . . . . . . . .         80           78
  Additional paid-in capital. . . . . . . . . . .     40,802       39,552
  Accumulated other comprehensive income. . . . .      1,681        1,241
  Accumulated deficit . . . . . . . . . . . . . .    (15,931)     (18,203)
                                                 -----------  -----------
    Total shareholders' equity  . . . . . . . . .     26,632       22,668
                                                 -----------  -----------
    Total liabilities and shareholders' equity. .    $31,936      $28,675
                                                 ===========  ===========

               The accompanying notes are an integral part of these
                   condensed consolidated financial statements.

                              AEHR TEST SYSTEMS
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (Unaudited)

                                          Three Months Ended      Six Months Ended
                                               November 30,          November 30,
                                          ------------------     ------------------
                                            2007       2006        2007       2006
                                          -------    -------     -------    -------

Net sales. . . . . . . . . . . . . . .     $9,675     $6,249     $17,335    $13,385
Cost of sales. . . . . . . . . . . . .      4,791      3,290       8,270      7,173
                                          -------    -------     -------    -------
Gross profit . . . . . . . . . . . . .      4,884      2,959       9,065      6,212
                                          -------    -------     -------    -------
Operating expenses:
  Selling, general and administrative.      1,847      1,519       3,663      3,154
  Research and development . . . . . .      1,445      1,522       3,093      2,909
                                          -------    -------     -------    -------
      Total operating expenses . . . .      3,292      3,041       6,756      6,063
                                          -------    -------     -------    -------
Income (loss) from operations . .  . .      1,592        (82)      2,309        149

Interest income  . . . . . . . . . . .         83        134         158        256
Other income (expense), net. . . . . .       (110)       651        (108)       867
                                          -------    -------     -------    -------
Income before income tax expense . . .      1,565        703       2,359      1,272

Income tax expense . . . . . . . . . .        199         16         214         28
                                          -------    -------     -------    -------
Net income . . . . . . . . . . . . . .     $1,366     $  687     $ 2,145    $ 1,244
                                          =======    =======     =======    =======

Net income per share - basic . . . . .     $ 0.17     $ 0.09     $  0.27    $  0.16
Net income per share - diluted . . . .     $ 0.16     $ 0.08     $  0.26    $  0.15

Shares used in per share calculations:
  Basic. . . . . . . . . . . . . . . .      7,906      7,749       7,866      7,716
  Diluted. . . . . . . . . . . . . . .      8,418      8,243       8,359      8,284




                     The accompanying notes are an integral part of these
                         condensed consolidated financial statements.

                                   AEHR TEST SYSTEMS
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (in thousands)
                                      (Unaudited)


                                                      Six Months Ended
                                                         November 30,
                                                    ---------------------
                                                       2007        2006
                                                    ---------   ---------
Cash flows from operating activities:
  Net income....................................       $2,145      $1,244
  Adjustments to reconcile net income to
    net cash (used in) provided by operating
    activities:
    Stock compensation expense..................          396         345
    Provision for doubtful accounts.............           --         (28)
    Loss on disposal of property and equipment..            3          41
    Depreciation and amortization...............          232         144
    Changes in operating assets and liabilities:
      Accounts receivable.......................       (4,723)        973
      Inventories...............................         (936)      1,317
      Deferred lease commitment.................          (45)        (17)
      Accounts payable..........................         (913)       (229)
      Accrued expenses and deferred revenue.....          124      (2,114)
      Prepaid expenses and other................          (38)       (750)
                                                    ---------   ---------
        Net cash (used in) provided by
          operating activities..................       (3,755)        926
                                                    ---------   ---------
Cash flows from investing activities:

    Purchase of investments.....................         (500)     (9,482)
    Proceeds from sales and maturity
      of investments............................        2,534       7,901
    Purchase of property and equipment .........         (143)       (260)
    (Increase) decrease in other assets.........           14          (1)
                                                    ---------   ---------
        Net cash provided by (used in)
          investing activities..................        1,905      (1,842)
                                                    ---------   ---------
Cash flows from financing activities:
    Proceeds from issuance of common stock
      and exercise of stock options.............          815         480
                                                    ---------   ---------
        Net cash provided by
          financing activities..................          815         480
                                                    ---------   ---------

Effect of exchange rates on cash................          458          (6)
                                                    ---------   ---------
        Net decrease in cash and
          cash equivalents......................         (577)       (442)

Cash and cash equivalents, beginning of period..        6,564       9,405
                                                    ---------   ---------
Cash and cash equivalents, end of period........       $5,987      $8,963
                                                    =========   =========


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

    Upon adoption of FIN 48 on June 1, 2007, the Company recognized a cumulative effect adjustment of $127,000, decreasing its income tax liability for unrecognized tax benefits, and decreasing the May 31, 2007 accumulated deficit balance. For the three months and six months ended November 30, 2007, the Company had recorded tax expenses of $199,000 and $214,000, respectively. The Company does not expect any material change in its unrecognized tax benefits over the next twelve months. The following table shows the changes in the accumulated deficit for the three and six months ended November 30, 2007 (in thousands):


                                             Three Months Ended   Six Months Ended
                                             November 30, 2007    November 30, 2007
                                             ------------------   -----------------
Balance at beginning of period                        $(17,297)           $(18,203)
FIN 48 adjustments to beginning balance                     --                 127
Net income during the period                             1,366               2,145
                                             ------------------   -----------------
Balance at end of period                              $(15,931)           $(15,931)
                                             ==================   =================


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

    The Company adopted the provisions of SFAS No. 123 (revised 2004),"Share-Based Payment" ("SFAS No. 123(R)"), using the modified prospective transition method, which requires the application of the accounting standard as of June 1, 2006, the first day of the Company's fiscal year 2007. SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at each grant date, based on the fair value of the award, and is recognized as expense over the employee's requisite service period. All of the Company's stock compensation is accounted for as an equity instrument. The Company's condensed consolidated financial statements for the three and six months ended November 30, 2007 and 2006 reflect the impact of SFAS No. 123(R). See Notes 9 and 10 in the Company's Annual Report on Form 10-K for fiscal 2007 filed on August 29, 2007 for further information regarding the stock option plan and the employee stock purchase plan ("ESPP").

    Under the modified prospective transition method, stock compensation cost has been recognized in the three and six months ended November 30, 2007 and 2006 in the condensed consolidated statements of income for stock awards granted or modified after May 31, 2006 and for stock awards granted prior to, but unvested as of, June 1, 2006. As required by SFAS No. 123(R), the Company has made an estimate of expected forfeitures and is recognizing compensation costs only for those stock-based compensation awards expected to vest.

    The following table summarizes compensation costs related to the Company's stock-based compensation for the three and six months ended November 30, 2007 and 2006, respectively (in thousands, except per share data):


                                              Three Months Ended   Six Months Ended
                                                 November 30,        November 30,
                                              ------------------  ------------------
                                                2007      2006      2007      2006
                                              --------  --------  --------  --------
Stock-based compensation in the form of employee
  stock options and ESPP shares, included in:

Cost of sales  . . . . . . . . . . . . . . .      $ 20      $ 15      $ 31      $ 27
Selling, general and administrative  . . . .       116        96       229       188
Research and development . . . . . . . . . .        67        66       136       130
                                              --------  --------  --------  --------
Total stock-based compensation . . . . . . .       203       177       396       345
Tax effect on stock-based compensation . . .         4         4         8         7
                                              --------  --------  --------  --------
Net effect on net income . . . . . . . . . .      $199      $173      $388      $338
                                              ========  ========  ========  ========
Effect on net income per share:
  Basic  . . . . . . . . . . . . . . . . . .     $0.03     $0.02     $0.05     $0.04
  Diluted  . . . . . . . . . . . . . . . . .     $0.02     $0.02     $0.05     $0.04


    During the three months ended November 30, 2007 and 2006, the Company recorded stock-based compensation related to stock options of $168,000 and $140,000, respectively. During the six months ended November 30, 2007 and 2006, the Company recorded stock-based compensation related to stock options of $326,000 and $271,000, respectively.

    As of November 30, 2007, the total compensation cost related to unvested stock-based awards under the Company's 1996 Stock Option Plan and 2006 Equity Incentive Plan, but not yet recognized, was approximately $2,043,000, which is net of estimated forfeitures of $85,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.9 years.

    During the three months ended November 30, 2007 and 2006, the Company recorded stock-based compensation related to our ESPP of $35,000 and $37,000, respectively. During the six months ended November 30, 2007 and 2006, the Company recorded stock-based compensation related to our ESPP of $70,000 and $74,000, respectively.

    As of November 30, 2007, the total compensation cost related to options to purchase the Company's common shares under the 2006 Employee Stock Purchase Plan but not yet recognized was approximately $112,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 1.3 years.

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

    Fair Value. The fair values of the Company's stock options granted to employees and ESPP shares for the three and six months ended November 30, 2007 and 2006 were estimated using the following weighted average assumptions in the Black-Scholes valuation model consistent with the provisions of SFAS No. 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107.

    The fair value of our stock options granted to employees for the three and six months ended November 30, 2007 and 2006, respectively, was estimated using the following weighted-average assumptions:


                                             Three months ended   Six Months Ended
                                                 November 30,        November 30,
                                             ------------------   -----------------
                                               2007      2006       2007      2006
                                             -------    -------   -------   -------
Option Plan Shares
Expected Term (in years)....................       5          5         5         5
Volatility..................................    0.72       0.76      0.74      0.76
Expected Dividend...........................   $0.00      $0.00     $0.00     $0.00
Risk-free Interest Rates....................   4.02%      4.81%     4.70%     4.81%
Estimated Forfeiture Rate...................      4%         4%        4%        4%
Weighted Average Grant Date Fair Value......   $4.53      $4.17     $3.91     $5.19


    The fair value of our ESPP shares for the three and six months ended November 30, 2007 and 2006, respectively, was estimated using the following weighted-average assumptions:


                                           Three months ended    Six Months Ended
                                               November 30,        November 30,
                                           -------------------  ------------------
                                              2007      2006      2007      2006
                                           --------- ---------  -------- ---------
Employee Stock Purchase Plan Shares
Expected Term (in years)..................  0.5-2.0   0.5-2.0    0.5-2.0   0.5-2.0
Volatility................................ 0.43-0.61 0.73-0.84  0.43-0.69 0.73-0.84
Expected Dividend.........................   $0.00     $0.00      $0.00     $0.00
Risk-free Interest Rates.................. 4.0%-4.7% 4.3%-5.1%  4.0%-4.9% 4.3%-5.1%
Estimated Forfeiture Rate.................      4%        4%         4%       4%
Weighted Average Grant Date Fair Value....   $2.10     $1.28      $2.17    $1.28


    The following table summarizes the stock option transactions during the six months ended November 30, 2007 (in thousands, except per share data):

                                            Outstanding Options
                                --------------------------------------------
                                                        Weighted
                                              Number    Average    Aggregate
                                 Available      of      Exercise   Intrinsic
                                  Shares      Shares      Price      Value
                                ----------   --------  ---------  ----------
Balances, May 31, 2007........         745      1,350      $4.38      $2,633

  Options granted.............        (355)       355      $6.05
  Options exercised...........          --        (14)     $3.73
                                ----------   --------
Balances, August 31, 2007.....         390      1,691      $4.74      $3,898

  Options granted.............         (43)        43      $7.28
  Options cancelled...........          23        (23)     $6.11
  Options exercised...........          --       (127)     $4.17
                                ----------   --------
Balances, November 30, 2007...         370      1,584      $4.83      $2,355
                                ==========   ========

Options exercisable and expected to be
  exercisable at November 30, 2007              1,512      $4.82      $2,255
                                             ========



    The options outstanding and exercisable at November 30, 2007 were in the following exercise price ranges:


                     Options Outstanding              Options Exercisable
                     at November 30, 2007             at November 30, 2007
            --------------------------------  --------------------------------------
                        Weighted                               Weighted
                        Average     Weighted  Number  Weighted Average
   Range of   Number    Remaining   Average   Exer-   Average  Remaining   Aggregate
   Exercise Outstanding Contractual Exercise  cisable Exercise Contractual Intrinsic
    Prices    Shares   Life (Years)  Price    Shares   Price   Life (Years)  Value
----------- ----------- ----------- --------  ------- -------- ----------- ---------
$2.49-$3.63         527      3.79      $3.10      394    $3.13       3.60
$3.66-$4.08         231      2.19      $3.94      224    $3.94       2.13
$4.35-$4.95         191      1.65      $4.51      180    $4.52       1.55
$5.25-$6.56         442      4.16      $6.01      109    $5.86       2.91
$7.28-$9.30         193      5.41      $8.24       53    $8.46       5.50
            -----------                       -------
$2.49-$9.30       1,584      3.60      $4.83      960    $4.19       2.90    $1,906
            ===========                       =======



    The total intrinsic value of options exercised for the three and six months ended November 30, 2007 was $138,000 and $195,000, respectively. The weighted average remaining contractual life of the options exercisable and expected to be exercisable was 3.5 years.

3.  EARNINGS PER SHARE

    Earnings per share is computed based on the weighted average number of common and common equivalent shares (common stock options) outstanding, when dilutive, during each period using the treasury stock method.


                                            Three Months Ended     Six Months Ended
                                               November 30,           November 30,
                                            ---------  -------   --------  --------
                                               2007      2006      2007      2006
                                            --------   -------   --------  --------
                                            (in thousands, except per share amounts)

Numerator: Net income .....................   $1,366    $  687     $2,145    $1,244
                                            --------   -------   --------  --------
Denominator for basic net income per share:
  Weighted-average shares outstanding .....    7,906     7,749      7,866     7,716
                                            --------   -------   --------  --------
Shares used in basic per share calculation.    7,906     7,749      7,866     7,716

Effect of dilutive securities..............      512       494        493       568
                                            --------   -------   --------  --------
Denominator for diluted net income
    per share..............................    8,418     8,243      8,359     8,284
                                            --------   -------   --------  --------

Basic net income per share.................   $ 0.17    $ 0.09     $ 0.27    $ 0.16
                                            ========   =======   ========  ========
Diluted net income per share...............   $ 0.16    $ 0.08     $ 0.26    $ 0.15
                                            ========   =======   ========  ========


    Stock options to purchase 168,633 and 162,596 shares of common stock were outstanding on November 30, 2007 and 2006, respectively, but not included in the computation of diluted net income per share, because the inclusion of such shares would be anti-dilutive.


4.  INVENTORIES

Inventories are comprised of the following (in thousands):


                                         November 30,    May 31,
                                             2007         2007
                                         -----------  -----------
Raw materials and sub-assemblies........     $ 4,856       $4,908
Work in process.........................       5,005        4,587
Finished goods..........................         817          206
                                         -----------  -----------
                                             $10,678       $9,701
                                         ===========  ===========


5.  SEGMENT INFORMATION

    The Company operates in one reportable segment; the design, manufacture and marketing of advanced test and burn-in products to the semiconductor manufacturing industry.

    The following presents information about the Company's operations in different geographic areas (in thousands):


                                            United                        Adjust-
                                            States     Asia     Europe     ments     Total
                                          --------- --------- --------- --------- ---------
Three months ended November 30, 2007:
  Net sales...........................      $ 7,760    $5,802      $ 31  $( 3,918)  $ 9,675
  Portion of U.S. net sales
    from export sales.................        4,054        --        --        --     4,054
  Income (loss) from operations.......          352     1,309      (171)      102     1,592
  Identifiable assets.................       38,675     9,609       778   (17,126)   31,936
  Property and equipment, net.........        1,527        69         9        --     1,605

Six months ended November 30, 2007:
  Net sales...........................      $15,189    $7,518      $ 99   $(5,471)  $17,335
  Portion of U.S. net sales
    from export sales.................        6,957        --        --        --     6,957
  Income (loss) from operations.......        1,160     1,425      (290)       14     2,309
  Identifiable assets.................       38,675     9,609       778   (17,126)   31,936
  Property and equipment, net.........        1,527        69         9        --     1,605

Three months ended November 30, 2006:
  Net sales...........................      $ 6,061    $  746      $116   $  (674)  $ 6,249
  Portion of U.S. net sales
    from export sales.................        1,884        --        --        --     1,884
  Income (loss) from operations.......          (13)       81       (54)      (96)      (82)
  Identifiable assets.................       33,508     1,521       820   (11,273)   24,576
  Property and equipment, net.........          928        83        21        --     1,032

Six months ended November 30, 2006:
  Net sales...........................      $12,503    $1,962      $145   $(1,225)  $13,385
  Portion of U.S. net sales
    from export sales.................        4,873        --        --        --     4,873
  Income (loss) from operations.......          273       178      (204)      (98)      149
  Identifiable assets.................       33,508     1,521       820   (11,273)   24,576
  Property and equipment, net.........          928        83        21        --     1,032


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

    Sales to the Company's five largest customers accounted for approximately 99.2% and 98.3% of its net sales in the three and six months ended November 30, 2007, respectively. One customer accounted for approximately 91.3% and 83.6% of the Company's net sales in the three and six months ended November 30, 2007, respectively. Sales to the Company's five largest customers accounted for approximately 86.4% and 75.6% of its net sales in the three and six months ended November 30, 2006, respectively. Three customers accounted for approximately 40.3%, 20.5% and 12.6% of the Company's net sales in the three months ended November 30, 2006, respectively. Two customers accounted for approximately 26.7% and 23.3% of the Company's net sales in the six months ended November 30, 2006, respectively.

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

    Following is a summary of changes in the Company's liability for product warranties during the three and six months ended November 30, 2007 and 2006 (in thousands):

                                            Three Months Ended    Six Months Ended
                                               November 30,          November 30,
                                            ------------------    ----------------
                                               2007      2006       2007     2006
                                            --------  --------    -------  -------
Balance at the beginning of the period....      $177      $177       $153     $169

Accruals for warranties issued
  during the period.....................         287        61        361      175
Reversals of warranties issued
  during the period.......................        --       (49)        --      (49)
Settlement made during the period
  (in cash or in kind)....................      (193)      (52)      (243)    (158)
                                            --------   -------    -------  -------
Balance at the end of the period..........      $271      $137       $271     $137
                                            ========   =======    =======  =======


   The accrued warranty balance is included in accrued expenses on the accompanying condensed consolidated balance sheets.


7.  OTHER COMPREHENSIVE INCOME

    Other comprehensive income, net of tax is comprised of the following (in thousands):


                                            Three Months Ended    Six Months Ended
                                               November 30,          November 30,
                                            ------------------   ------------------
                                              2007       2006       2007      2006
                                            -------    -------   --------   -------

Net income...........................        $1,366       $687     $2,145    $1,244
Foreign currency translation
  adjustments expense.................          334        (15)       438       (27)
Unrealized holding gains arising
  during period.......................            2         (1)         2         1
                                            -------    -------   --------   -------
Comprehensive income .................       $1,702       $671     $2,585    $1,218
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

    As of November 30, 2007, out of the 1,954,388 shares authorized for grant under the 1996 Stock Option Plan and 2006 Equity Incentive Plan, approximately 1,584,039 shares had been granted. As of November 30, 2007, 29,000 shares had been issued from the 200,000 shares authorized for grant under the 2006 Employee Stock Purchase Plan.

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


                                          Three Months Ended      Six Months Ended
                                             November 30,           November 30,
                                         --------------------   -------------------
                                           2007        2006       2007       2006
                                         --------   ---------   --------   --------
Net sales. . . . . . . . . . . . . . . .    100.0 %     100.0 %    100.0 %    100.0 %
Cost of sales. . . . . . . . . . . . . .     49.5        52.6       47.7       53.6
                                         --------   ---------   --------   --------
Gross profit . . . . . . . . . . . . . .     50.5        47.4       52.3       46.4
                                         --------   ---------   --------   --------
Operating expenses:
  Selling, general and administrative. .     19.1        24.3       21.1       23.6
  Research and development . . . . . . .     14.9        24.4       17.8       21.7
                                         --------   ---------   --------   --------
      Total operating expenses . . . . .     34.0        48.7       38.9       45.3
                                         --------   ---------   --------   --------
Income (loss) from operations . .. . . .     16.5        (1.3)      13.4        1.1

Interest income  . . . . . . . . . . . .      0.8         2.1        0.9        1.9
Other income (expense), net. . . . . . .     (1.1)       10.4       (0.7)       6.5
                                         --------   ---------   --------   --------
Income before income tax expense . . . .     16.2        11.2       13.6        9.5

Income tax expense . . . . . . . . . . .      2.1         0.2        1.2        0.2
                                         --------   ---------   --------   --------
Net income . . . . . . . . . . . . . . .     14.1 %      11.0 %     12.4 %      9.3 %
                                         ========   =========   ========   ========


THREE MONTHS ENDED NOVEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2006

    NET SALES. Net sales increased to $9.7 million in the three months ended November 30, 2007 from $6.2 million in the three months ended November 30, 2006, an increase of 54.8%. The increase in net sales in the three months ended November 30, 2007 resulted primarily from increases in net sales of the Company's wafer/die level products, partially offset by decreases in sales of the Company's MAX monitored burn-in products. Net sales of the Company's wafer/die level products for the three months ended November 30, 2007 were $8.8 million, and increased approximately $5.5 million from the three months ended November 30, 2006. Net sales of the Company's MAX monitored burn-in products for the three months ended November 30, 2007 were $820,000, and decreased approximately $1.9 million from the three months ended November 30, 2006. The Company expects that net sales in the third quarter of fiscal 2008 will be higher than those in the second quarter of fiscal 2008.

    GROSS PROFIT.  Gross profit consists of net sales less cost of sales.
Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit increased to $4.9 million in the three months ended November 30, 2007 from $3.0 million in the three months ended November 30, 2006, an increase of 65.1%. As a percentage of net sales, gross profit margin increased to 50.5% in the three months ended November 30, 2007 from 47.4% in the three months ended November 30, 2006. The increase in gross profit margin was primarily the result of the fact that FOX products, with somewhat higher margins, represented a higher proportion of net sales. On a going forward basis, the Company believes that typical gross profit margin will be about 50%.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related costs of employees, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses of $1.8 million in the three months ended November 30, 2007 increased from $1.5 million in the three months ended November 30, 2006, an increase of 21.6%. The increases in SG&A expenses were primarily due to increases in employment related expenses of approximately $136,000, and general expenses of approximately $74,000. As a percentage of net sales, SG&A expenses decreased to 19.1% in the three months ended November 30, 2007 from 24.3% in the three months ended November 30, 2006, reflecting higher net sales.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses decreased to $1.4 million in the three months ended November 30, 2007 from $1.5 million in the three months ended November 30, 2006, a decrease of 5.1%. This decrease was primarily due to decreases in project material expenses of $273,000 and project related professional service expenses of approximately $154,000, partially offset by an increase in employment related expenses of approximately $299,000. As a percentage of net sales, R&D expenses decreased to 14.9% in the three months ended November 30, 2007 from 24.4% in the three months ended November 30, 2006, reflecting higher net sales.

    INTEREST INCOME. Interest income decreased to $83,000 in the three months ended November 30, 2007 from $134,000 in the three months ended November 30, 2006. The decrease in net interest income for the three months ended November 30, 2007 was primarily related to lower average invested balances.

    OTHER INCOME (EXPENSE), NET. Other income (expense), net decreased to ($110,000) in the three months ended November 30, 2007 from $651,000 in the three months ended November 30, 2006. The decrease in other income (expense), net was primarily due to the receipt of an earn-out payment paid for a portion of the Company's investment in ESA Electronics Pte Ltd., a Singapore company, in the three months ended November 30, 2006. No such earn-out payment was received in the three months ended November 30, 2007.

    INCOME TAX EXPENSE. Income tax expense was $199,000 in the three months ended November 30, 2007 and $16,000 in the three months ended November 30, 2006. The income tax expense in the three months ended November 30, 2007 was primarily attributable to tax expense recognized in Japan of approximately $164,000 relating to taxable income not 100% sheltered by previous loss carryforwards and alternate minimum taxes of $35,000 in the U.S. due to the limitations associated with the ability to utilize loss carryforwards. As a result of the cumulative operating losses in the Company's U.S. operations and its Japanese subsidiary, a valuation allowance was established for the full amount of its net deferred tax assets for both its U.S. operations and its Japanese subsidiary.


SIX MONTHS ENDED NOVEMBER 30, 2007 COMPARED TO SIX MONTHS ENDED NOVEMBER 30,
2006

    NET SALES. Net sales increased to $17.3 million in the six months ended November 30, 2007 from $13.4 million in the six months ended November 30, 2006, an increase of 29.5%. The increase in net sales in the six months ended November 30, 2007 resulted primarily from an increase in net sales of the Company's wafer/die level products, partially offset by decreases in sales of the Company's MAX monitored burn-in products and MTX products. Net sales of the Company's wafer/die level products for the six months ended November 30, 2007 were $14.4 million, and increased approximately $10.1 million from the six months ended November 30, 2006. Net sales of the Company's MAX monitored burn-in products for the six months ended November 30, 2007 were $2.6 million, and decreased approximately $4.5 million from the six months ended November 30, 2006. Net sales of the Company's MTX products for the six months ended November 30, 2007 were $336,000, and decreased approximately $1.7 million from the six months ended November 30, 2006.

    GROSS PROFIT. Gross profit increased to $9.1 million in the six months ended November 30, 2007 from $6.2 million in the six months ended November 30, 2006, an increase of 45.9%. Gross profit margin increased to 52.3% in the six months ended November 30, 2007 from 46.4% in the six months ended November 30, 2006. The increase in gross profit margin was primarily related to the fact that FOX products, with somewhat higher margins, represented a higher proportion of net sales.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased to $3.7 million in the six months ended November 30, 2007 from $3.2 million in the six months ended November 30, 2006, an increase of 16.1%. The increases in SG&A expenses were primarily due to increases in employment related expenses of approximately $195,000, general expenses of approximately $75,000, installation expenses of approximately $56,000, and advertising and promotion costs of approximately $51,000. As a percentage of net sales, SG&A expenses decreased to 21.1% in the six months ended November 30, 2007 from 23.6% in the six months ended November 30, 2006, reflecting higher net sales.

    RESEARCH AND DEVELOPMENT. R&D expenses increased to $3.1 million in the six months ended November 30, 2007 from $2.9 million in the six months ended November 30, 2006, an increase of 6.3%. The increase in R&D expenses was primarily due to an increase in employment related expense of $438,000, partially offset by a decrease in project related professional service expenses of approximately $229,000. As a percentage of net sales, R&D expenses decreased to 17.8% in the six months ended November 30, 2007 from 21.7% in the six months ended November 30, 2006, reflecting higher net sales.

    INTEREST INCOME. Interest income decreased to $158,000 in the six months ended November 30, 2007 from $256,000 in the six months ended November 30, 2006, a decrease of 38.3%. The decrease in net interest income for the six months ended November 30, 2007 was primarily related to lower average invested balances.

    OTHER INCOME (EXPENSE), NET. Other income (expense), net decreased to ($108,000) in the six months ended November 30, 2007 from $867,000 in the six months ended November 30, 2006. The decrease in other income (expense), net was primarily due to the receipt of an earn-out payment paid for a portion of the Company's investment in ESA Electronics Pte Ltd., a Singapore company, in the six months ended November 30, 2006. No such earn-out payment was received in the six months ended November 30, 2007.

    INCOME TAX EXPENSE. Income tax expense increased to $214,000 in the six months ended November 30, 2007, from $28,000 in the six months ended November 30, 2006. The income tax expense in the six months ended November 30, 2007 was primarily attributable to tax expense recognized in Japan of approximately $170,000 relating to taxable income not 100% sheltered by previous loss carryforwards and alternate minimum taxes of $52,000 in the U.S. due to the limitations associated with the ability to utilize loss carryforwards. As a result of the cumulative operating losses in the Company's U.S. operations and its Japanese subsidiary, a valuation allowance was established for the full amount of its net deferred tax assets for both its U.S. operations and its Japanese subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was approximately $3.8 million for the six months ended November 30, 2007 and net cash provided by operating activities was approximately $926,000 for the six months ended November 30, 2006. For the six months ended November 30, 2007, net cash used in operating activities was primarily driven by increases in accounts receivable of $4.7 million and inventories of $936,000, and a decrease in accounts payable $913,000, partially offset by net income of $2.1 million, stock compensation expense of $396,000, and depreciation and amortization of $232,000. The increase in accounts receivable in the six month period was primarily attributable to the higher level of sales, as well as an increase in the level of receivables in Japan, which typically have longer payment terms. Inventories increased primarily due to the ramp up in production resulting from the strong growth in FOX-1 backlog. The decrease in accounts payable was primarily a matter of timing, as the Company received a proportionately higher amount of goods earlier in this six month period. For the six months ended November 30, 2006, net cash provided by operating activities was primarily due to an inventory decrease of $1.3 million, net income of $1.2 million and a decrease in accounts receivable of $973,000, partially offset by a $2.1 million decrease in accrued expenses and deferred revenue and an increase of $750,000 in prepaid expense and other.

    Net cash provided by investing activities was approximately $1.9 million for the six months ended November 30, 2007 and net cash used in investing activities was approximately $1.8 million for the six months ended November 30, 2006. The net cash provided by investing activities during the six months ended November 30, 2007 was primarily due to $2.5 million in net proceeds from sales and maturity of investments, partially offset by $500,000 in purchase of investments. The net cash used in investing activities during the six months ended November 30, 2006 was primarily attributable to $9.5 million in purchases of investments, partially offset by $7.9 million in net proceeds from sales and maturities of investments.

Financing activities provided cash of approximately $815,000 in the six months ended November 30, 2007. Financing activities provided cash of approximately $480,000 in the six months ended November 30, 2006. Net cash provided by financing activities during the six months ended November 30, 2007 and 2006 was primarily due to proceeds from issuance of common stock from the exercise of stock options.

    As of November 30, 2007, the Company had working capital of $24.4 million. Working capital consists of cash and cash equivalents, short-term investments, accounts receivable, inventory and other current assets, less current liabilities.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company considered the provisions of Financial Reporting Release No. 48, "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity instruments at November 30, 2007.

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

     CUSTOMER CONCENTRATION. The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and contract assemblers accounting for a substantial portion of the purchases of semiconductor equipment. Sales to the Company's five largest customers accounted for approximately 75.8% and 82.9% of its net sales in fiscal 2007 and 2006, respectively. Sales to the Company's five largest customers accounted for approximately 99.2% and 98.3% of its net sales in the three and six months ended November 30, 2007, respectively. One customer accounted for approximately 91.3% and 83.6% of the Company's net sales in the three and six months ended November 30, 2007, respectively. Sales to the Company's five largest customers accounted for approximately 86.4% and 75.6% of its net sales in the three and six months ended November 30, 2006, respectively. Three customers accounted for approximately 40.3%, 20.5% and 12.6% of the Company's net sales in the three months ended November 30, 2006, respectively. Two customers accounted for approximately 26.7% and 23.3% of the Company's net sales in the six months ended November 30, 2006, respectively. During fiscal 2007, Spansion Inc. and Texas Instruments Incorporated accounted for 39.2% and 22.9% of the Company's net sales, respectively. During fiscal 2006, Texas Instruments Incorporated and Spansion Inc. accounted for 47.9% and 24.9% of the Company's net sales, respectively. No other customers represented more than 10% of the Company's net sales for either fiscal 2007 or fiscal 2006. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. In addition, sales to particular customers may fluctuate significantly from quarter to quarter. The loss of or reduction or delay in an order or orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect the Company's business, financial condition and operating results.

    DEPENDENCE ON MARKET ACCEPTANCE OF FOX SYSTEM. A principal element of the Company's business strategy is to capture an increasing share of the test equipment market through sales of its FOX wafer-level test and burn-in system. The FOX systems are newly designed to simultaneously burn-in and/or functionally test all of the die on a wafer in a single touchdown. The market for the FOX systems is in the very early stages of development. The FOX-14 full wafer contact burn-in and parallel test system was introduced in July 2001, the FOX-1 full wafer parallel test system was introduced in June 2005 and the FOX-15 full wafer contact test and burn-in system was introduced in October 2007. The Company's strategy depends, in part, upon its ability to persuade potential customers that the FOX system can successfully contact and functionally test all of the die on a wafer simultaneously, and that this method of testing is cost-effective for the customer. There can be no assurance that the Company's strategy will be successful. The failure of the FOX system to achieve market acceptance would have a material adverse effect on the Company's future operating results and long-term prospects. The Company's stock price may also decline.

    Market acceptance of the FOX system is subject to a number of risks. Typically the Company must complete development of the FOX WaferPak contactor and validate its performance on the customer's wafer. Before a customer will incorporate the FOX system into a production line, lengthy qualification and correlation tests must be performed. The Company anticipates that potential customers may be reluctant to change their procedures in order to transfer burn-in and/or test functions to the FOX system. Initial purchases are expected to be limited to systems used for these qualifications and for engineering studies. Market acceptance of the FOX system also may be affected by a reluctance of IC manufacturers to rely on relatively small suppliers such as the Company. As is common with new complex products incorporating leading-edge technologies, the Company may encounter reliability, design and manufacturing issues as it begins volume production and initial installations of FOX systems at customer sites. While the Company places a high priority on addressing these issues as they arise, there can be no assurance that they can be resolved to the customer's satisfaction or that the resolution of such problems will not cause the Company to incur significant development costs or warranty expenses or to lose significant sales opportunities.

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

    The Company's test fixture products face numerous regional competitors. There are limited barriers to entry into the burn-in board ("BIB") market, and as a result, many companies design and manufacture BIBs, including BIBs for use with the Company's MAX system. The Company's strategy is to provide only certain high performance BIBs, and the Company generally does not compete to supply low cost, low performance BIBs. The Company has granted royalty-bearing licenses to several companies to make performance test boards for use with the Company's MTX systems and BIBs for use with the Company's MAX4 systems, in order to assure customers of a second source of supply, and the Company may grant additional licenses as well. Sales of MTX performance test boards and MAX4 BIBs by licensees result in royalties to the Company.

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

    None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

    None.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held an Annual Meeting of Shareholders on October 30, 2007 (the "Annual Meeting"). There were issued and outstanding on September 12, 2007, the record date, 7,835,384 shares of Common Stock. There were present at the Annual Meeting in person and by proxy Shareholders of the Company who were holders of 7,518,793 shares of Common Stock entitled to vote thereat, constituting a quorum. At the Annual Meeting, the following votes were cast for the proposals indicated:

Proposal One:  Election of Directors of the Company.


      NOMINEE          VOTES FOR     VOTES WITHHELD     BROKER NON-VOTES
------------------     ---------     --------------     ----------------
Rhea J. Posedel        6,508,243          1,010,550              --
Robert R. Anderson     7,502,048             16,745              --
William W.R. Elder     7,500,378             18,415              --
Mukesh Patel           7,501,948             16,845              --
Mario M. Rosati        7,500,278             18,515              --



Proposal Two: Ratify the selection of Burr, Pilger & Mayer LLP as the Company's independent registered public accounting firm for the fiscal year ending May 31, 2008.


              TOTAL VOTES     TOTAL VOTES     TOTAL VOTES     TOTAL BROKER
PROPOSAL          FOR           AGAINST         ABSTAIN         NON-VOTES
-----------   -----------     -----------     -----------     ------------
TWO             7,502,988          --              15,805           --


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

                                                 Aehr Test Systems
                                                    (Registrant)

Date:     January 11, 2008                 /s/    RHEA J. POSEDEL
                                           ---------------------------
                                                  Rhea J. Posedel
                                            Chief Executive Officer and
                                        Chairman of the Board of Directors


Date:     January 11, 2008                 /s/    GARY L. LARSON
                                           ----------------------------
                                                  Gary L. Larson
                                            Vice President of Finance and
                                               Chief Financial Officer

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