Form 10-Q
period 2008-02-29
AEHR TEST SYSTEMS
filed 2008-04-14
CIK 1040470

                                    FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 29, 2008.

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

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer                    Accelerated filer
                        ---                                   ---
Non-accelerated filer  X                   Smaller reporting company
                      ---                                            ---
(Do not check if a smaller reporting company)

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                  YES          NO  X
                                      ---         ---


     Number of shares of common stock, $0.01 par value, outstanding at March 31, 2008 was 8,146,995.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED FEBRUARY 29, 2008

                                     INDEX



PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
               February 29, 2008 and May 31, 2007 . . . . . . . . . . .   4

          Condensed Consolidated Statements of Income for the three
               months and nine months ended February 29, 2008 and
               February 28, 2007. . . . . . . . . . . . . . . . . . . .   5

          Condensed Consolidated Statements of Cash Flows for the
               nine months ended February 29, 2008
               and February 28, 2007. . . . . . . . . . . . . . . . . .   6

          Notes to Condensed Consolidated Financial Statements. . . . .   7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations. . . . . . . . . . . . . . . .  16

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk . .  22

ITEM 4.  Controls and Procedures. . . . . . . . . . . . . . . . . . . .  23


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . .  23

ITEM 1A. Risk Factors   . . . . . . . . . . . . . . . . . . . . . . . .  23

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds. .  26

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

                        PART I.  FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                               AEHR TEST SYSTEMS
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                 February 29,    May 31,
                                                     2008         2007
                                                 -----------  -----------
                        ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . .    $ 5,774      $ 6,564
  Short-term investments. . . . . . . . . . . . .        300        2,987
  Accounts receivable, net of allowances for
    doubtful accounts of $100 and $87 at
    February 29, 2008 and May 31, 2007,
    respectively. . . . . . . . . . . . . . . . .     17,977        6,614
  Inventories . . . . . . . . . . . . . . . . . .      9,431        9,701
  Prepaid expenses and other. . . . . . . . . . .        346          326
                                                 -----------  -----------
    Total current assets  . . . . . . . . . . . .     33,828       26,192

Property and equipment, net . . . . . . . . . . .      1,779        1,689
Goodwill. . . . . . . . . . . . . . . . . . . . .        274          274
Other assets. . . . . . . . . . . . . . . . . . .        531          520
                                                 -----------  -----------
    Total assets  . . . . . . . . . . . . . . . .    $36,412      $28,675
                                                 ===========  ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . .    $ 2,522      $ 2,517
  Accrued expenses. . . . . . . . . . . . . . . .      4,129        2,927
  Deferred revenue. . . . . . . . . . . . . . . .        167          378
                                                 -----------  -----------
    Total current liabilities . . . . . . . . . .      6,818        5,822

Deferred lease commitment . . . . . . . . . . . .        110          185
                                                 -----------  -----------
    Total liabilities . . . . . . . . . . . . . .      6,928        6,007
                                                 -----------  -----------
Shareholders' equity:
  Common stock, $0.01 par value:
    Issued and outstanding: 8,054 shares and
    7,820 shares at February 29, 2008 and
    May 31, 2007, respectively. . . . . . . . . .         81           78
  Additional paid-in capital. . . . . . . . . . .     41,268       39,552
  Accumulated other comprehensive income. . . . .      2,140        1,241
  Accumulated deficit . . . . . . . . . . . . . .    (14,005)     (18,203)
                                                 -----------  -----------
    Total shareholders' equity  . . . . . . . . .     29,484       22,668
                                                 -----------  -----------
    Total liabilities and shareholders' equity. .    $36,412      $28,675
                                                 ===========  ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              AEHR TEST SYSTEMS
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (Unaudited)

                                       Three Months Ended        Nine Months Ended
                                    ------------------------  ------------------------
                                    February 29, February 28, February 29, February 28,
                                       2008         2007         2008         2007
                                    -----------  -----------  -----------  -----------

Net sales. . . . . . . . . . . . . .    $10,792       $5,687      $28,127      $19,072
Cost of sales. . . . . . . . . . . .      5,262        2,369       13,532        9,542
                                    -----------  -----------  -----------  -----------
Gross profit . . . . . . . . . . . .      5,530        3,318       14,595        9,530
                                    -----------  -----------  -----------  -----------
Operating expenses:
  Selling, general and administrative     2,001        1,619        5,664        4,773
  Research and development . . . . .      1,826        1,634        4,919        4,543
                                    -----------  -----------  -----------  -----------
      Total operating expenses . . .      3,827        3,253       10,583        9,316
                                    -----------  -----------  -----------  -----------
Income from operations . . . . . . .      1,703           65        4,012          214

Interest income  . . . . . . . . . .         55          134          213          390
Other income (expense), net. . . . .         38           70          (70)         937
                                    -----------  -----------  -----------  -----------
Income before income tax expense
  (benefit). . . . . . . . . . . . .      1,796          269        4,155        1,541

Income tax expense (benefit) . . . .       (130)           4           84           32
                                    -----------  -----------  -----------  -----------
Net income . . . . . . . . . . . . .     $1,926       $  265      $ 4,071      $ 1,509
                                    ===========  ===========  ===========  ===========

Net income per share - basic . . . .     $ 0.24       $ 0.03      $  0.51      $  0.20
Net income per share - diluted . . .     $ 0.23       $ 0.03      $  0.48      $  0.18

Shares used in per share calculations:
  Basic. . . . . . . . . . . . . . .      8,025        7,765        7,919        7,732
  Diluted. . . . . . . . . . . . . .      8,476        8,115        8,398        8,228



                     The accompanying notes are an integral part of these
                         condensed consolidated financial statements.

                                   AEHR TEST SYSTEMS
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (in thousands)
                                      (Unaudited)

                                                      Nine Months Ended
                                                   ------------------------
                                                   February 29, February 28,
                                                      2008         2007
                                                   -----------  -----------
Cash flows from operating activities:
  Net income....................................        $4,071       $1,509
  Adjustments to reconcile net income to
    net cash used in operating activities:
    Stock compensation expense..................           612          521
    Provision for doubtful accounts.............            13            8
    Loss on disposal of property and equipment..             6           41
    Depreciation and amortization...............           332          233
        Changes in operating assets and liabilities:
      Accounts receivable.......................       (11,376)      (1,542)
      Inventories...............................           270          163
      Deferred lease commitment non-current.....           (75)         (31)
      Accounts payable..........................             5          268
      Accrued expenses and deferred revenue.....         1,052       (2,077)
      Prepaid expenses and other................            12          (72)
                                                   -----------  -----------
        Net cash used in operating activities...        (5,078)        (979)
                                                   -----------  -----------
Cash flows from investing activities:

    Purchases of investments....................          (500)     (12,408)
    Proceeds from sales and maturity
      of investments............................         3,188       10,697
    Purchase of property and equipment .........          (417)        (584)
                                                   -----------  -----------
        Net cash provided by (used in)
          investing activities..................         2,271       (2,295)
                                                   -----------  -----------
Cash flows from financing activities:
    Proceeds from issuance of common stock
      and exercise of stock options.............         1,053          666
                                                   -----------  -----------
        Net cash provided by
          financing activities..................         1,053          666
                                                   -----------  -----------

Effect of exchange rates on cash................           964            2
                                                   -----------  -----------
        Net decrease in cash and
          cash equivalents......................          (790)      (2,606)

Cash and cash equivalents, beginning of period..         6,564        9,405
                                                   -----------  -----------
Cash and cash equivalents, end of period........        $5,774       $6,799
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

        ACCOUNTING ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

        RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS. In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN No. 48 is a two-step process. The first step is recognition: the Company determines whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the "more-likely-than-not" recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: a tax position that meets the "more-likely-than-not" recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than

50 percent likely to be realized upon ultimate settlement. FIN No. 48 is effective for fiscal years beginning after December 15, 2006.

    Upon adoption of FIN No. 48 on June 1, 2007, the Company recognized a cumulative effect adjustment of $127,000, decreasing its income tax liability for unrecognized tax benefits, and decreasing the May 31, 2007 accumulated deficit balance. For the three months and nine months ended February 29, 2008, the Company had recorded tax expenses (credits) of ($130,000) and $84,000, respectively. The Company does not expect any material change in its unrecognized tax benefits over the next twelve months. In accordance with FIN No. 48, the Company recognizes interest and penalties related to unrecognized tax benefits as a component of income taxes. The following table shows the changes in the accumulated deficit for the three and nine months ended February 29, 2008 (in thousands):


                                             Three Months Ended   Nine Months Ended
                                             February 29, 2008    February 29, 2008
                                             ------------------   -----------------
Balance at beginning of period                        $(15,931)           $(18,203)
FIN 48 adjustments to beginning balance                     --                 127
Net income during the period                             1,926               4,071
                                             ------------------   -----------------
Balance at end of period                              $(14,005)           $(14,005)
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


2.  STOCK-BASED COMPENSATION

    Prior to June 1, 2006, the Company's stock-based employee compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The Company generally did not recognize stock-based compensation cost in its condensed consolidated statements of operations for periods prior to June 1, 2006 as most options granted had an exercise price equal to or higher than the market value of the underlying common stock on the date of the grant.

    The Company adopted the provisions of SFAS No. 123 (revised 2004),"Share-Based Payment" ("SFAS No. 123(R)"), using the modified prospective transition method, which requires the application of the accounting standard as of June 1, 2006, the first day of the Company's fiscal year 2007. SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at each grant date, based on the fair value of the award, and is recognized as expense over the employee's requisite service period. All of the Company's stock compensation is accounted for as an equity instrument. The Company's condensed consolidated financial statements for the three and nine months ended February 29, 2008 and February 28, 2007 reflect the impact of SFAS No. 123(R). See Notes 9 and 10 in the Company's Annual Report on Form 10-K for fiscal 2007 filed on August 29, 2007 for further information regarding the stock option plan and the employee stock purchase plan ("ESPP").

    Under the modified prospective transition method, stock compensation cost has been recognized in the three and nine months ended February 29, 2008 and February 28, 2007 in the condensed consolidated statements of income for stock awards granted or modified after May 31, 2006 and for stock awards granted prior to, but unvested as of, June 1, 2006. As required by SFAS No. 123(R), the Company has made an estimate of expected forfeitures and is recognizing compensation costs only for those stock-based compensation awards expected to vest.

    The following table summarizes compensation costs related to the Company's stock-based compensation for the three and nine months ended February 29, 2008 and February 28, 2007, respectively (in thousands, except per share data):


                                        Three Months Ended    Nine Months Ended
                                        ------------------    ------------------
                                        Feb. 29,  Feb. 28,    Feb. 29,  Feb. 28,
                                          2008      2007        2008      2007
                                        --------  --------    --------  --------
Stock-based compensation in the
  form of employee stock options
  and ESPP shares, included in:

Cost of sales. . . . . . . . . . . . . .    $ 25      $ 10        $ 56      $ 27
Selling, general and administrative. . .     120        97         349       285
Research and development . . . . . . . .      71        64         207       194
                                        --------  --------   ---------  --------
Total stock-based compensation . . . . .     216       171         612       506
Tax effect on stock-based compensation         4         3          12         9
                                        --------  --------   ---------  --------
Net effect on net income . . . . . . . .    $212      $168        $600      $497
                                        ========  ========   =========  ========
Effect on net income per share:
  Basic. . . . . . . . . . . . . . . . .   $0.03     $0.02       $0.08     $0.06
  Diluted. . . . . . . . . . . . . . . .   $0.03     $0.02       $0.07     $0.06


    During the three months ended February 29, 2008 and February 28, 2007, the Company recorded stock-based compensation related to stock options of $181,000 and $136,000, respectively. During the nine months ended February 29, 2008 and February 28, 2007, the Company recorded stock-based compensation related to stock options of $507,000 and $396,000, respectively.

    As of February 29, 2008, the total compensation cost related to unvested stock-based awards under the Company's 1996 Stock Option Plan and 2006 Equity Incentive Plan, but not yet recognized, was approximately $1,899,000, which is net of estimated forfeitures of $79,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.8 years.

    During the three months ended February 29, 2008 and February 28, 2007, the Company recorded stock-based compensation related to our ESPP of $35,000 and $35,000, respectively. During the nine months ended February 29, 2008 and February 28, 2007, the Company recorded stock-based compensation related to our ESPP of $105,000 and $110,000, respectively.

    As of February 29, 2008, the total compensation cost related to options to purchase the Company's common shares under the 2006 Employee Stock Purchase Plan but not yet recognized was approximately $119,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 1.3 years.

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

    Fair Value. The fair values of the Company's stock options granted to employees and ESPP shares for the three and nine months ended February 29, 2008 and February 28, 2007 were estimated using the following weighted average assumptions in the Black-Scholes valuation method consistent with the provisions of SFAS No. 123(R) and SEC Staff Accounting Bulletin No. 107.

    The fair value of our stock options granted to employees for the three and nine months ended February 29, 2008 and February 28, 2007, respectively, was estimated using the following weighted-average assumptions:


                                            Three months ended    Nine Months Ended
                                            -------------------   -----------------
                                            Feb. 29,   Feb. 28,  Feb. 29,  Feb. 28,
                                              2008       2007      2008      2007
                                            --------   --------  --------  --------
Option Plan Shares
Expected Term (in years)....................       5         --         5         5
Volatility..................................    0.71         --      0.74      0.75
Expected Dividend...........................   $0.00         --     $0.00     $0.00
Risk-free Interest Rates....................   2.87%         --     4.60%     4.76%
Estimated Forfeiture Rate...................      4%         --        4%        4%
Weighted Average Grant Date Fair Value......   $4.24         --     $3.93     $5.19


    No options were granted during the three months ended February 28, 2007.

    The fair value of our ESPP shares for the three and nine months ended February 29, 2008 and February 28, 2007, respectively, was estimated using the following weighted-average assumptions:


                                           Three months ended    Nine Months Ended
                                           ------------------    -----------------
                                           Feb. 29,   Feb. 28,   Feb. 29,  Feb. 28,
                                             2008       2007       2008      2007
                                           --------   --------   --------  --------

Employee Stock Purchase Plan Shares
Expected Term (in years)..................  0.5-2.0   0.5-2.0    0.5-2.0   0.5-2.0
Volatility................................ 0.51-0.63 0.61-0.74  0.43-0.69 0.61-0.74
Expected Dividend.........................   $0.00     $0.00      $0.00     $0.00
Risk-free Interest Rates.................. 2.8%-4.4% 4.5%-5.1%  2.8%-4.9% 4.5%-5.1%
Estimated Forfeiture Rate.................      4%        4%         4%       4%
Weighted Average Grant Date Fair Value....   $2.12     $1.22      $2.15    $1.26


    The following table summarizes the stock option transactions during the nine months ended February 29, 2008 (in thousands, except per share data):

                                            Outstanding Options
                                --------------------------------------------
                                                        Weighted
                                              Number    Average    Aggregate
                                 Available      of      Exercise   Intrinsic
                                  Shares      Shares      Price      Value
                                ----------   --------  ---------  ----------
Balances, May 31, 2007........         745      1,350      $4.38      $2,633

  Options granted.............        (355)       355      $6.05
  Options exercised...........          --        (14)     $3.73
                                ----------   --------
Balances, August 31, 2007.....         390      1,691      $4.74      $3,898

  Options granted.............         (43)        43      $7.28
  Options cancelled...........          23        (23)     $6.11
  Options exercised...........          --       (127)     $4.17
                                ----------   --------
Balances, November 30, 2007...         370      1,584      $4.83      $2,355

  Options granted.............         (22)        22      $7.00
  Options cancelled...........           3         (3)     $6.02
  Options exercised...........          --        (53)     $4.52
                                ----------   --------
Balances, February 29, 2008...         351      1,550      $4.87      $3,948
                                ==========   ========

Options exercisable and expected to be
  exercisable at February 29, 2008              1,488      $4.87      $3,790
                                             ========

    The options outstanding and exercisable at February 29, 2008 were in the following exercise price ranges:


                     Options Outstanding              Options Exercisable
                     at February 29, 2008             at February 29, 2008
            ---------------------------------  ----------------------------------------------
                         Weighted                                   Weighted
                         Average     Weighted  Number      Weighted Average
Range of      Number     Remaining   Average   Exer-       Average  Remaining    Aggregate
Exercise    Outstanding  Contractual Exercise  cisable     Exercise Contractual  Intrinsic
Prices        Shares     Life (Years)  Price    Shares     Price    Life (Years)   Value
           (in thousands)                    (in thousands)                     (in thousands)
----------- ------------ ----------- -------- ------------ -------- ----------- -------------
$2.49-$3.63          514        3.56    $3.11          410    $3.14        3.40
$3.66-$4.08          227        1.97    $3.94          222    $3.94        1.93
$4.35-$4.95          186        1.43    $4.51          180    $4.52        1.37
$5.91-$7.00          430        4.24    $6.11          100    $6.09        3.87
$7.28-$9.30          193        5.16    $8.24           68    $8.36        5.22
            ------------                       -----------
$2.49-$9.30        1,550        3.46    $4.87          980    $4.24        2.87       $3,074
            ============                       ===========


    The total intrinsic value of options exercised for the three and nine months ended February 29, 2008 was $122,000 and $317,000, respectively. The weighted average remaining contractual life of the options exercisable and expected to be exercisable was 3.5 years.


3.  EARNINGS PER SHARE

    Earnings per share is computed based on the weighted average number of common and common equivalent shares (common stock options) outstanding, when dilutive, during each period using the treasury stock method.


                                            Three Months Ended   Nine Months Ended
                                            ------------------   ------------------
                                            Feb. 29,  Feb. 28,   Feb. 29,  Feb. 28,
                                              2008      2007       2008      2007
                                            --------  --------   --------  --------
                                            (in thousands, except per share amounts)

Numerator: Net income .....................   $1,926    $  265     $4,071    $1,509
                                            ========  ========   ========  ========
Denominator for basic net income per share:
  Weighted-average shares outstanding .....    8,025     7,765      7,919     7,732
                                            --------  --------   --------  --------
Shares used in basic per share calculation.    8,025     7,765      7,919     7,732

Effect of dilutive securities..............      451       350        479       496
                                            --------  --------   --------  --------
Denominator for diluted net income
    per share..............................    8,476     8,115      8,398     8,228
                                            --------  --------   --------  --------

Basic net income per share.................   $ 0.24    $ 0.03     $ 0.51    $ 0.20
                                            ========  ========   ========  ========
Diluted net income per share...............   $ 0.23    $ 0.03     $ 0.48    $ 0.18
                                            ========  ========   ========  ========


    Stock options to purchase 252,635 and 248,938 shares of common stock were outstanding on February 29, 2008 and February 28, 2007, respectively, but not included in the computation of diluted net income per share, because the inclusion of such shares would be anti-dilutive.

4.  INVENTORIES

Inventories are comprised of the following (in thousands):


                                          February 29,     May 31,
                                              2008          2007
                                          -----------   -----------
Raw materials and sub-assemblies........       $4,660        $4,908
Work in process.........................        3,424         4,587
Finished goods..........................        1,347           206
                                          -----------   -----------
                                               $9,431        $9,701
                                          ===========   ===========


5.  SEGMENT INFORMATION

    The Company operates in one reportable segment; the design, manufacture and marketing of advanced test and burn-in products to the semiconductor manufacturing industry.

    The following presents information about the Company's operations in different geographic areas (in thousands):



                                            United                        Adjust-
                                            States     Asia     Europe     ments     Total
                                          --------- --------- --------- --------- ---------
Three months ended February 29, 2008:
  Net sales...........................      $11,290   $10,251    $   56  $(10,805)  $10,792
  Portion of U.S. net sales
    from export sales, including sales
    to subsidiaries...................       10,766        --        --        --    10,766
  Income (loss) from operations.......        2,736      (813)     (152)      (68)    1,703
  Identifiable assets.................       42,679    18,741     1,139   (26,147)   36,412
  Property and equipment, net.........        1,700        71         8        --     1,779

Nine months ended February 29, 2008:
  Net sales...........................      $26,479   $17,769    $  155  ($16,276)  $28,127
  Portion of U.S. net sales
    from export sales, including sales
    to subsidiaries...................       17,723        --        --        --    17,723
  Income (loss) from operations.......        3,896       612      (442)      (54)    4,012
  Identifiable assets.................       42,679    18,741     1,139   (26,147)   36,412
  Property and equipment, net.........        1,700        71         8        --     1,779

Three months ended February 28, 2007:
  Net sales...........................      $ 4,773    $  541      $746   $  (373)  $ 5,687
  Portion of U.S. net sales
    from export sales, including sales
    to subsidiaries...................        1,172        --        --        --     1,172
  Income (loss) from operations.......         (226)       (4)      199        96        65
  Identifiable assets.................       34,464     1,388       997   (11,096)   25,753
  Property and equipment, net.........        1,170        78        13        --     1,261

Nine months ended February 28, 2007:
  Net sales...........................      $17,276    $2,503      $891   $(1,598)  $19,072
  Portion of U.S. net sales
    from export sales, including sales
    to subsidiaries...................        6,045        --        --        --     6,045
  Income (loss) from operations.......           47       174        (5)       (2)      214
  Identifiable assets.................       34,464     1,388       997   (11,096)   25,753
  Property and equipment, net.........        1,170        78        13        --     1,261


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

    Sales to the Company's five largest customers accounted for approximately 99.6% and 98.4% of its net sales in the three and nine months ended February 29, 2008, respectively. One customer, Spansion Inc., accounted for approximately 94.3% and 87.7% of the Company's net sales in the three and nine months ended February 29, 2008, respectively. Sales to the Company's five largest customers accounted for approximately 81.8% and 70.7% of its net sales in the three and nine months ended February 28, 2007, respectively.
Two customers accounted for approximately 47.3% and 13.0% of the Company's net sales in the three months ended February 28, 2007, respectively. Two customers accounted for approximately 30.5% and 21.0% of the Company's net sales in the nine months ended February 28, 2007, respectively.

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

    Following is a summary of changes in the Company's liability for product warranties during the three and nine months ended February 29, 2008 and February 28, 2007 (in thousands):


                                           Three Months Ended    Nine Months Ended
                                           ------------------    ------------------
                                           Feb. 29,   Feb. 28,   Feb. 29,  Feb. 28,
                                             2008       2007       2008      2007
                                           --------   --------   --------  --------
Balance at the beginning of the period....     $271       $137       $153      $169

Accruals for warranties issued
  during the period.......................      198         26        559       201
Reversals of warranties issued
  during the period.......................       --        (21)        --       (70)
Settlement made during the period
  (in cash or in kind)....................     (149)       (26)      (392)     (184)
                                           --------   --------   --------  --------
Balance at the end of the period..........     $320       $116       $320      $116
                                           ========   ========   ========  ========


   The accrued warranty balance is included in accrued expenses on the accompanying condensed consolidated balance sheets.


7.  OTHER COMPREHENSIVE INCOME

    Other comprehensive income, net of tax is comprised of the following (in thousands):


                                            Three Months Ended   Nine Months Ended
                                            ------------------   ------------------
                                            Feb. 29,  Feb. 28,   Feb. 29,  Feb. 28,
                                              2008      2007       2008      2007
                                            --------  --------   --------  --------

Net income .............................      $1,926      $265     $4,071    $1,509
Foreign currency translation
  adjustments income (expense)..........         460         9        898       (18)
Unrealized holding gains (losses) arising
  during period.........................          (1)       (1)         1        --
                                            --------  --------   --------  --------
Comprehensive income....................      $2,385      $273     $4,970    $1,491
                                            ========  ========   ========  ========


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

    As of February 29, 2008, out of the 1,901,684 shares authorized for grant under the 1996 Stock Option Plan and 2006 Equity Incentive Plan, approximately 1,550,169 shares had been granted. As of February 29, 2008, 29,000 shares had been issued from the 200,000 shares authorized for grant under the 2006 Employee Stock Purchase Plan.

9.  RECENT ACCOUNTING PRONOUNCEMENTS

    In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007; therefore, the Company anticipates adopting SFAS No. 157 as of June 1, 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.

    In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15,
2007.   The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 159 will have on its consolidated financial statements.

    In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS
No. 160"). The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a company provides in its consolidated financial statements. SFAS No. 160 requires companies to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company's equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS No. 160 is effective as of the beginning of an entity's first fiscal year beginning after December 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 160 will have on its consolidated financial statements.

    In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141(R)"). The objective of SFAS No. 141(R) is to improve the relevance, representational faithfulness, and comparability of the information that a company provides in its financial reports about a business combination and its effects. Under SFAS No. 141(R), a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration measured at their fair value at the acquisition date. It further requires that research and development assets acquired in a business combination that have no alternative future use be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, SFAS No. 141(R) also requires that "negative goodwill" be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulted in a business combination are recognized in income from continuing operations in the period of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. SFAS No. 141 (R) will only impact us if the Company is involved in a business combination.

    In December 2007, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 110, extending the use, under certain circumstances, of the simplified method for developing an estimate of the expected term of share options. The Company is currently evaluating the potential impact of this issuance.


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

    In addition to historical information, this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements typically may be identified by the use of forward-looking words or phrases such as "believe," "expect," "intend," "anticipate," "should," "planned," "estimated," and "potential," among others and include, but are not limited to, statements concerning our expectations regarding our operations, business, strategies, prospects, revenues, expenses, costs and resources. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated results or other expectations reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and other factors beyond our control, and in particular, the risks discussed in "Part II, Item 1A. Risk Factors" and those discussed in other documents we file with the Securities and Exchange Commission. All forward-looking statements included in this document are based on our current expectations, and we undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

    Except for the adoption of the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48") as described in Note 1 of the notes to condensed consolidated financial statements in "Item
1. Condensed Consolidated Financial Statements (unaudited)," the Company's critical accounting policies have not changed materially from the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2007.

RESULTS OF OPERATIONS

    The following table sets forth items in the Company's unaudited condensed consolidated statements of operations as a percentage of net sales for the periods indicated.



                                          Three Months Ended    Nine Months Ended
                                          ------------------    ------------------
                                          Feb. 29,   Feb. 28,   Feb. 29,  Feb. 28,
                                            2008       2007       2008      2007
                                          --------   --------   --------  --------
Net sales. . . . . . . . . . . . . . . .     100.0 %    100.0 %    100.0 %   100.0 %
Cost of sales. . . . . . . . . . . . . .      48.8       41.7       48.1      50.0
                                          --------   --------   --------  --------
Gross profit . . . . . . . . . . . . . .      51.2       58.3       51.9      50.0
                                          --------   --------   --------  --------
Operating expenses:
  Selling, general and administrative. .      18.5       28.5       20.1      25.0
  Research and development . . . . . . .      16.9       28.7       17.5      23.8
                                          --------   --------   --------  --------
      Total operating expenses . . . . .      35.4       57.2       37.6      48.8
                                          --------   --------   --------  --------
Income from operations . . . . . . . . .      15.8        1.1       14.3       1.2

Interest income. . . . . . . . . . . . .       0.5        2.4        0.8       2.0
Other income (expense), net. . . . . . .       0.3        1.3       (0.3)      4.9
                                          --------   --------   --------  --------
Income before income tax expense (benefit)    16.6        4.8       14.8       8.1

Income tax expense (benefit) . . . . . .      (1.2)       0.1        0.3       0.2
                                          --------   --------   --------  --------
Net income . . . . . . . . . . . . . . .      17.8 %      4.7 %     14.5 %     7.9 %
                                          ========   ========   ========  ========


THREE MONTHS ENDED FEBRUARY 29, 2008 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 2007

    NET SALES. Net sales increased to $10.8 million in the three months ended February 29, 2008 from $5.7 million in the three months ended February 28, 2007, an increase of 89.8%. The increase in net sales in the three months ended February 29, 2008 resulted primarily from increases in net sales of the Company's wafer/die level products, partially offset by decreases in sales of the Company's MAX monitored burn-in products. Net sales of the Company's wafer/die level products for the three months ended February 29, 2008 were $10.1 million, and increased approximately $7.3 million from the three months ended February 28, 2007. Net sales of the Company's MAX monitored burn-in products for the three months ended February 29, 2008 were $462,000, and decreased approximately $2.1 million from the three months ended February 28, 2007. The Company expects that net sales in the fourth quarter of fiscal 2008 will be somewhat higher than those in the third quarter of fiscal 2008.

    GROSS PROFIT. Gross profit consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit increased to $5.5 million in the three months ended February 29, 2008 from $3.3 million in the three months ended February 28, 2007, an increase of 66.7%. As a percentage of net sales, gross profit margin decreased to 51.2% in the three months ended February 29, 2008 from 58.3% in the three months ended February 28, 2007. The decrease in gross profit margin was primarily related to the fact that the Company's gross margin last year was positively impacted by a one-time non-recurring engineering fee, as well as higher than normal performance test board royalties, which contribute essentially 100% margin. On an ongoing basis, the Company continues to believe that typical gross profit margin will be approximately 50%.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related costs of employees, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses of $2.0 million in the three months ended February 29, 2008 increased from $1.6 million in the three months ended February 28, 2007, an increase of 23.6%. The increase in SG&A expense was primarily attributable to an increase in employment related expenses, as we added sales and support resources to address the anticipated growth in the Company's business. As a percentage of net sales, SG&A expenses decreased to 18.5% in the three months ended February 29, 2008 from 28.5% in the three months ended February 28, 2007, resulting from higher net sales.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses increased to $1.8 million in the three months ended February 29, 2008 from $1.6 million in the three months ended February 28, 2007, an increase of 11.8%. This increase was primarily due to increases in employment related expenses, as we added headcount to address the anticipated growth in the Company's business. As a percentage of net sales, R&D expenses decreased to 16.9% in the three months ended February 29, 2008 from 28.7% in the three months ended February 28, 2007, resulting from higher net sales.

    INTEREST INCOME. Interest income decreased to $55,000 in the three months ended February 29, 2008 from $134,000 in the three months ended February 28, 2007. The decrease in net interest income for the three months ended February 29, 2008 was primarily related to lower average balances invested during the period.

    OTHER INCOME (EXPENSE), NET. Other income (expense), net decreased to $38,000 in the three months ended February 29, 2008 from $70,000 in the three months ended February 28, 2007. The decrease in other income (expense), net was primarily due to a decrease in the dividends received from ESA Electronics Pte Ltd., a Singapore company.

    INCOME TAX EXPENSE (BENEFIT). Income tax benefit was $130,000 in the three months ended February 29, 2008, compared with income tax expense of $4,000 in the three months ended February 28, 2007. The income tax benefit in the three months ended February 29, 2008 is related to a shift in the mix of projected earnings between the US parent and its Japanese subsidiary for the fiscal year 2008. This shift in projections is due to appropriate application and adjustment of intercompany pricing between related subsidiaries. The Company's U.S. operations and its Japanese subsidiary have experienced significant cumulative losses and thus generated certain net operating losses available to offset future taxes payable in the United States and Japan. Primarily, as a result of the cumulative operating losses in the Company's U.S. operations and its Japanese subsidiary, a valuation allowance was established for the full amount of its net deferred tax assets for both its U.S. operations and its Japanese subsidiary.

NINE MONTHS ENDED FEBRUARY 29, 2008 COMPARED TO NINE MONTHS ENDED FEBRUARY 28, 2007

    NET SALES. Net sales increased to $28.1 million in the nine months ended February 29, 2008 from $19.1 million in the nine months ended February 28, 2007, an increase of 47.5%. The increase in net sales in the nine months ended February 29, 2008 resulted primarily from increases in net sales of the Company's wafer/die level products, partially offset by decreases in sales of the Company's MAX monitored burn-in products and MTX products. Net sales of the Company's wafer/die level products for the nine months ended February 29, 2008 were $24.5 million, and increased approximately $17.4 million from the nine months ended February 28, 2007. Net sales of the Company's MAX monitored burn-in products for the nine months ended February 29, 2008 were $3.1 million, and decreased approximately $6.4 million from the nine months ended February 28, 2007. Net sales of the Company's MTX products for the nine months ended February 29, 2008 were $559,000, and decreased approximately $2.0 million from the nine months ended February 28, 2007.

    GROSS PROFIT. Gross profit increased to $14.6 million in the nine months ended February 29, 2008 from $9.5 million in the nine months ended February 28, 2007, an increase of 53.1%. Gross profit margin increased to 51.9% in the nine months ended February 29, 2008 from 50.0% in the nine months ended February 28, 2007. The increase in gross profit margin was primarily related to the fact that wafer/die level products, with somewhat higher margins, represented a higher proportion of net sales.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased to $5.7 million in the nine months ended February 29, 2008 from $4.8 million in the nine months ended February 28, 2007, an increase of 18.7%. The increase in SG&A expenses was primarily due to an increase in employment related expenses. Employment related expenses increased primarily due to an increase in sales and support resources to address the anticipated growth in the Company's business. As a percentage of net sales, SG&A expenses decreased to 20.1% in the nine months ended February 29, 2008 from 25.0% in the nine months ended February 28, 2007, resulting from higher net sales.

    RESEARCH AND DEVELOPMENT. R&D expenses increased to $4.9 million in the nine months ended February 29, 2008 from $4.5 million in the nine months ended February 28, 2007, an increase of 8.3%. The increase in R&D expenses was primarily due to an increase in employment related expense of $698,000, partially offset by a decrease in project related professional service expense of approximately $281,000. As a percentage of net sales, R&D expenses decreased to 17.5% in the nine months ended February 29, 2008 from 23.8% in the nine months ended February 28, 2007, resulting from higher net sales.

    INTEREST INCOME. Interest income decreased to $213,000 in the nine months ended February 29, 2008 from $390,000 in the nine months ended February 28, 2007, a decrease of 45.4%. The decrease in net interest income for the nine months ended February 29, 2008 was primarily related to lower average balances invested during the period.

    OTHER INCOME (EXPENSE), NET. Other income (expense), net decreased to ($70,000) in the nine months ended February 29, 2008 from $937,000 in the nine months ended February 28, 2007. The decrease in other income (expense), net was primarily due to the receipt of an earn-out payment paid for a portion of the Company's investment in ESA Electronics Pte Ltd., a Singapore company, in the nine months ended February 28, 2007. No such earn-out payment was received in the nine months ended February 29, 2008.

    INCOME TAX EXPENSE. Income tax expense increased to $84,000 in the nine months ended February 29, 2008, from $32,000 in the nine months ended February 28, 2007. The income tax expenses in the nine months ended February 29, 2008 and February 28, 2007 were primarily attributable to alternative minimum tax requirements on the Company's U.S. operations. The Company's U.S. operations and its Japanese subsidiary have experienced significant cumulative losses and thus generated certain net operating losses available to offset future taxes payable in the United States and Japan. Primarily, as a result of the cumulative operating losses in the Company's U.S. operations and its Japanese subsidiary, a valuation allowance was established for the full amount of its net deferred tax assets for both its U.S. operations and its Japanese subsidiary.


LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was approximately $5.1 million for the nine months ended February 29, 2008 and approximately $979,000 for the nine months ended February 28, 2007, respectively. For the nine months ended February 29, 2008, net cash used in operating activities was primarily related to an increase in accounts receivable of $11.4 million, partially offset by net income of $4.1 million. The increase in accounts receivable in the nine month period was primarily attributable to the higher level of sales, as well as an increase in the proportion of receivables in Japan, which typically have longer payment terms. For the nine months ended February 28, 2007, net cash used in operating activities was primarily due to a decrease in accrued expenses and deferred revenue of $2.1 million, and an increase in accounts receivable of $1.5 million, partially offset by net income of $1.5 million and stock compensation expense of $521,000.

    Net cash provided by investing activities was approximately $2.3 million for the nine months ended February 29, 2008 and net cash used in investing activities was approximately $2.3 million for the nine months ended February 28, 2007. The net cash provided by investing activities during the nine months ended February 29, 2008 was primarily due to $3.2 million in net proceeds from sales and maturity of investments, partially offset by $500,000 in purchases of investments. The net cash used in investing activities during the nine months ended February 28, 2007 was primarily attributable to $12.4 million in purchases of investments, partially offset by $10.7 million in net proceeds from sales and maturities of investments.

Financing activities provided cash of approximately $1.1 million in the nine months ended February 29, 2008 and approximately $666,000 in the nine months ended February 28, 2007, respectively. Net cash provided by financing activities during the nine months ended February 29, 2008 and February 28, 2007 were primarily due to proceeds from issuance of common stock from the exercise of stock options.

    As of February 29, 2008, the Company had working capital of $27.0 million. Working capital consists of cash and cash equivalents, short-term investments, accounts receivable, inventory and other current assets, less current liabilities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007; therefore, the Company anticipates adopting SFAS No. 157 as of June 1, 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.

    In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15,
2007.   The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 159 will have on its consolidated financial statements.

    In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS
No. 160"). The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a company provides in its consolidated financial statements. SFAS No. 160 requires companies to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financials statements within the equity section but separate from the company's equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS No. 160 is effective as of the beginning of an entity's first fiscal year beginning after December 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 160 will have on its consolidated financial statements.

    In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141(R)"). The objective of SFAS No. 141(R) is to improve the relevance, representational faithfulness, and comparability of the information that a company provides in its financial reports about a business combination and its effects. Under SFAS No. 141(R), a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration measured at their fair value at the acquisition date. It further requires that research and development assets acquired in a business combination that have no alternative future use be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, SFAS No. 141(R) also requires that "negative goodwill" be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulted in a business combination are recognized in income from continuing operations in the period of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. SFAS No. 141 (R) will only impact us if the Company is involved in a business combination.

    In December 2007, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 110, extending the use, under certain circumstances, of the simplified method for developing an estimate of the expected term of share options. The Company is currently evaluating the potential impact of this issuance.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company considered the provisions of Financial Reporting Release No. 48, "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity instruments at February 29, 2008.

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

    Historically, a majority of the Company's revenue and capital spending has been transacted in U.S. dollars. The Company, however, enters into transactions in other currencies, primarily Japanese Yen. Substantially all sales to Japanese customers are denominated in Yen. Since the price is determined at the time a purchase order is accepted, the Company is exposed to the risks of fluctuations in the Yen-U.S. dollar exchange rate during the lengthy period from purchase order to ultimate payment. This exchange rate risk is partially offset to the extent that the Company's Japanese subsidiary incurs expenses payable in Yen. To date, the Company has not invested in instruments designed to hedge currency risks. In addition, the Company's Japanese subsidiary typically carries debt or other obligations due to the Company that may be denominated in either Yen or U.S. dollars. Since the Japanese subsidiary's financial statements are based in Yen and the Company's financial statements are based in U.S. dollars, the Japanese subsidiary and the Company recognize foreign exchange gain or loss in any period in which the value of the Yen rises or falls in relation to the U.S. dollar. A 10% change in the value of the Yen as compared with the U.S. dollar would not be expected to result in a significant change to our financial position or results of operations.

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

     CUSTOMER CONCENTRATION. The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and contract assemblers accounting for a substantial portion of the purchases of semiconductor equipment. Sales to the Company's five largest customers accounted for approximately 75.8% and 82.9% of its net sales in fiscal 2007 and 2006, respectively. Sales to the Company's five largest customers accounted for approximately 99.6% and 98.4% of its net sales in the three and nine months ended February 29, 2008, respectively. One customer, Spansion Inc., accounted for approximately 94.3% and 87.7% of the Company's net sales in the three and nine months ended February 29, 2008, respectively. Sales to the Company's five largest customers accounted for approximately 81.8% and 70.7% of its net sales in the three and nine months ended
February 28, 2007, respectively. Two customers accounted for approximately 47.3% and 13.0% of the Company's net sales in the three months ended
February 28, 2007, respectively. Two customers accounted for approximately 30.5% and 21.0% of the Company's net sales in the nine months ended February 28, 2007, respectively. During fiscal 2007, Spansion Inc. and Texas Instruments Incorporated accounted for 39.2% and 22.9% of the Company's net sales, respectively. During fiscal 2006, Texas Instruments Incorporated and Spansion Inc. accounted for 47.9% and 24.9% of the Company's net sales, respectively. No other customers represented more than 10% of the Company's net sales for either fiscal 2007 or fiscal 2006. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future.
In addition, sales to particular customers may fluctuate significantly from quarter to quarter. The loss of or reduction or delay in an order or orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect the Company's business, financial condition and operating results.

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

                                                 Aehr Test Systems
                                                    (Registrant)

Date:     April 11, 2008                  /s/     RHEA J. POSEDEL
                                          ------------------------------
                                                  Rhea J. Posedel
                                            Chief Executive Officer and
                                        Chairman of the Board of Directors


Date:     April 11, 2008                   /s/    GARY L. LARSON
                                           -----------------------------
                                                  Gary L. Larson
                                            Vice President of Finance and
                                               Chief Financial Officer

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