Form 10-K
period 2008-05-31
AEHR TEST SYSTEMS
filed 2008-08-29
CIK 1040470

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the fiscal year ended May 31, 2008
                                     or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from ________________ to ________________

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

     Large accelerated filer   [ ]           Accelerated filer   [ ]
     Non-accelerated filer     [X]           Small reporting company    [ ]

    (Do not check if a small reporting company)

    Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).   Yes [ ]  No [X]

    The aggregate market value of the Registrant's common stock, par value $0.01 per share, held by non-affiliates of the Registrant, based upon the closing price of $4.79 on July 31, 2008, as reported on the NASDAQ Global Market, was approximately $33,386,000. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock (other than such persons of whom the Registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

    The number of shares of Registrant's common stock, par value $0.01 per share, outstanding at July 31, 2008 was 8,402,720.


Documents Incorporated By Reference

    Certain information required by Part III of this report on Form 10-K is incorporated by reference from the Registrant's proxy statement for the Annual Meeting of Shareholders to be held on October 28, 2008 (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year ended May 31, 2008.

                              AEHR TEST SYSTEMS

                                  FORM 10-K
                       FISCAL YEAR ENDED MAY 31, 2008

                              TABLE OF CONTENTS

                                   PART I
Item  1.    Business...................................................      4
Item  1A.   Risk Factors...............................................      9
Item  1B.   Unresolved Staff Comments..................................     17
Item  2.    Properties.................................................     17
Item  3.    Legal Proceedings..........................................     17
Item  4.    Submission of Matters to a Vote of Security Holders........     17


                                   PART II

Item  5.    Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities..........     18
Item  6.    Selected Consolidated Financial Data.......................     19
Item  7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................     20
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.     29
Item  8.    Financial Statements and Supplementary Data................     30
Item  9.    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure...................................     54
Item 9A(T). Controls and Procedures....................................     55
Item 9B.    Other Information..........................................     55


                                   PART III

Item 10.    Directors, Executive Officers and Corporate Governance.....     55
Item 11.    Executive Compensation.....................................     55
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters.................     55
Item 13.    Certain Relationships and Related Transactions.............     55
Item 14.    Principal Accounting Fees and Services.....................     56


                                   PART IV

Item 15.    Exhibits and Financial Statement Schedules.................     56


            Signatures.................................................     59

    This Annual Report on Form 10-K contains forward-looking statements with respect to Aehr Test Systems ("Aehr Test," the "Company," "we," "us," and "our") which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements due to a number of factors, including those described herein and the documents incorporated herein by reference, and those factors described in Part I, Item 1A under "Risk Factors." These statements typically may be identified by the use of forward-looking words or phrases such as "believe," "expect," "intend," "anticipate," "should," "planned," "estimated," and "potential," among others. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any of these forward-looking statements. We note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in these forward-looking statements, including the risks and uncertainties that may affect the operations, performance, development, and results of our businesses. These risks include but are not limited to those factors identified in "Risk Factors" beginning on Page 9 of this Annual Report on Form 10-K, those factors that we may from time to time identify in our periodic filings with the Securities and Exchange Commission, as well as other factors beyond our control.


                                   PART I

Item 1.   Business

THE COMPANY

    Aehr Test develops, manufactures and sells systems which are designed to reduce the cost of testing flash, dynamic random access memory ("DRAM"), and other memory devices, and to perform reliability screening or burn-in of complex logic and memory devices. These systems can be used to simultaneously perform parallel testing and burn-in of packaged integrated circuits ("ICs"), singulated bare die, or ICs still in wafer form. Leveraging its expertise as a long-time leading provider of burn-in equipment, with over 2,500 systems installed worldwide, the Company has developed and introduced several innovative product families, including the FOXTM, ABTSTM, MTX and MAX systems, and the DiePakR carrier. The FOX system is a full wafer contact parallel test and burn-in system designed to make contact with all pads of a wafer simultaneously, thus enabling full wafer parallel test and burn-in. The ABTS is a new family of systems that can do Test During Burn-in ("TDBI") on both logic and memory packaged ICs. The MTX system is a massively parallel test system designed to reduce the cost of memory testing by performing both test and burn-in on thousands of devices simultaneously. The MAX system can effectively burn-in and functionally test complex devices, such as digital signal processors, microprocessors, microcontrollers and systems-on-a-chip.
The DiePak carrier is a reusable, temporary package that enables IC manufacturers to perform cost-effective final test and burn-in of bare die.

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

INDUSTRY BACKGROUND

    Semiconductor manufacturing is a complex, multi-step process and defects or weaknesses that may result in the failure of an integrated circuit, or IC, may be introduced at any process step. Failures may occur immediately or at any time during the operating life of an IC, sometimes after several months of normal use. Semiconductor manufacturers rely on testing and reliability screening to detect failures that occur during the manufacturing process.

    Testing and reliability screening involves multiple steps. The first set of tests is typically performed by IC manufacturers before the processed semiconductor wafer is cut into individual die, to avoid the cost of packaging defective die into their packages. After the die are packaged and before they undergo reliability screening, a short test is typically performed to detect packaging defects. Most leading-edge microprocessors, microcontrollers, digital signal processors, and memory ICs then undergo an extensive reliability screening and stress testing procedure known as "burn-in." The burn-in process screens for early failures by operating the IC at elevated voltages and temperatures, up to 150 degrees Celsius (302 degrees Fahrenheit), for periods typically ranging from 8 to 48 hours. A typical burn-in system can process thousands of ICs simultaneously. After burn-in, the ICs undergo a final test process using automatic test equipment ("testers"). Traditional memory testers can test up to 512 ICs simultaneously and perform a variety of tests at multiple temperatures.

PRODUCTS

    The Company manufactures and markets full wafer contact systems, monitored burn-in systems, massively parallel test systems, test fixtures, die carriers and related accessories.

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

    The FOX-1 full wafer parallel test system, introduced in June 2005, is designed for massively parallel test. The FOX-1 system is designed to make electrical contact to and test all of the die on a wafer in a single touchdown. The FOX-1 WaferPak cartridge incorporates similar probe technologies as the FOX-14 WaferPak cartridge. The FOX-1 test head and contactor are compatible with industry-standard 300 mm wafer probers which provide the wafer handling and alignment automation for the FOX-1 system. The FOX-1 pattern generator is designed to functionally test industry-standard memories such as flash and DRAMs, plus it is optimized to test memory or logic ICs that incorporate design for testability ("DFT") and built-in self-test ("BIST"). The FOX-1 pin electronics and per-device power supplies are tailored to full-wafer functional test. The Company believes that the FOX-1 system can significantly reduce the cost of testing IC wafers. The FOX-15 full wafer contact test and burn-in system, introduced in October 2007, is designed for use with wafers that require test and burn-in times typically measured in hours. The FOX-15 is the latest member of the FOX family of full wafer contact systems and is focused on parallel testing and burning-in up to 15 wafers at a time. For ultra-high reliability application, such as automotive, the FOX-15 system is a cost-effective solution for producing tested and burned-in die for use in multi-chip packages. Using burned-in die in multi-chip packages helps assure the reliability of the final product and lowers costs by increasing the yield of high-cost multi-chip packages. This full wafer contact systems product category accounted for approximately 86% and 39% of the Company's net sales in fiscal 2008 and 2007, respectively.

MONITORED BURN-IN SYSTEMS

    The MAX3 system, which was introduced by the Company in fiscal 1999, is designed for monitored burn-in of memory and logic devices. It has 96 channels, holds 64 burn-in boards ("BIBs"), each of which may hold up to 350 or more devices, resulting in a system capacity of up to 22,400 or more devices. The MAX3 system also handles more recently introduced low voltage ICs. The MAX3 also has extended stored test program capability for more complete exercise and output monitoring of complex logic devices such as digital signal processors. The output monitor feature allows the MAX3 to perform functional tests of devices and it also supports BIST or other scan features. The Company's MAX4 system was introduced in 2001. Like the MAX3, it offers 96 channels and output monitoring; however, the MAX4 further extends the capabilities of the MAX3. The MAX4 is targeted at devices that require better voltage accuracy and higher current. It can provide up to 227 amps of current per BIB position. The Advanced Burn-in and Test System ("ABTS") was introduced in fiscal 2008. The ABTS family of products is based on a completely new hardware and software architecture that addresses not only today's devices, but also future devices for many years to come. It can test and burn-in memory as well as both high-power logic and low-power logic devices. It can be configured to provide individual device temperature control for devices up to 75W or more and with up to 320 I/O channels. All systems feature multi-tasking software which includes lot tracking and reporting software that are needed for production and military applications. This monitored burn-in systems product category was less than 10% of net sales in fiscal 2008 and accounted for approximately 38% of the Company's net sales in fiscal 2007.

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

    Devices being tested are placed on PTBs and loaded into environmental chambers which typically operate at temperatures from 25 degrees Celsius (77 degrees Fahrenheit) up to 150 degrees Celsius (302 degrees Fahrenheit) (optional chambers can produce temperatures as low as -55 degrees Celsius (-67 degrees Fahrenheit)). A single PTB can hold up to 416 DDR SDRAMs, and a production chamber holds 30 PTBs, resulting in up to 12,480 DDR SDRAMs being tested in a single system. This massively parallel test system product category was less than 10% of net sales in fiscal 2008 and 2007.

TEST FIXTURES

    The Company sells, and licenses others to manufacture and sell, custom-designed test fixtures for its systems. The test fixtures include performance test boards for use with the MTX massively parallel test system and burn-in boards for the MAX monitored burn-in system. These test fixtures hold the devices undergoing test or burn-in and electrically connect the devices under test to the system electronics. The capacity of each test fixture depends on the type of device being tested or burned-in, ranging from several hundred in memory production to as few as eight for high pin-count complex ASIC or microprocessor devices. Test fixtures are sold both with new Aehr Test systems and for use with the Company's installed base of systems. The Company also manufactures and sells test contactors for the FOX full-wafer contact parallel test and burn-in systems. The Company has received patents or applied for patents on certain features of the PTB, FOX and MAX4 test fixtures. The Company has licensed or authorized several other companies to provide PTBs and MAX4 BIBs from which the Company receives royalties. Royalties were less than 5% of net sales in fiscal 2008, 2007 and 2006.

DIEPAK CARRIERS

    The Company's DiePak product line includes a family of reusable, temporary die carriers and associated sockets that enable the test and burn-in of bare die using the same test and burn-in systems used for packaged ICs. DiePak carriers offer cost-effective solutions for providing KGD for most types of ICs, including memory, microcontroller and microprocessor devices. The DiePak carrier was introduced in fiscal 1995. The DiePak carrier consists of an interconnect substrate, which provides an electrical connection between the die pads and the socket contacts, and a mechanical support system. The substrate is customized for each IC product. The DiePak carrier comes in several different versions, designed to handle ICs ranging from 54 pin-count memories up to 320 pin-count microprocessors. A new lower cost 54/66 pin DiePak solution was introduced in July 2004.

ABTS SYSTEM

    The Company's ABTS system is a developing product. The ABTS family of products is based on a completely new hardware and software architecture that is intended to address not only today's devices, but also future devices for
many years to come.   The ABTS system can test and burn-in memory as well as
both high-power logic and low-power logic. It can be configured to provide individual device temperature control for devices up to 50W or more and with up to 320 I/O channels. In June 2008, we announced shipment of ABTS beta site
system to Integrated Service Technology in Taiwan.   Through the end of fiscal
2008, we have not recognized any revenue from ABTS System sales.

CUSTOMERS

    The Company markets and sells its products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies.

    Sales to the Company's five largest customers accounted for approximately 98.2%, 75.8%, and 82.9% of its net sales in fiscal 2008, 2007 and 2006, respectively. During fiscal 2008, Spansion Inc. accounted for 79.6% of the Company's net sales. During fiscal 2007, Spansion Inc. and Texas Instruments Incorporated accounted for 39.2% and 22.9% of the Company's net sales, respectively. During fiscal 2006, Texas Instruments Incorporated and Spansion Inc. accounted for 47.9% and 24.9% of the Company's net sales, respectively.
No other customers represented more than 10% of the Company's net sales for any of these periods. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. In addition, sales to particular customers may fluctuate significantly from quarter to quarter. Such fluctuations may result in changes in utilization of the Company's facilities and resources. The loss of or reduction or delay in orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could materially and adversely affect the Company's business, financial condition and operating results.

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

    The Company's customer service and support program includes system installation, system repair, applications engineering support, spare parts inventories, customer training, and documentation. The Company has both applications engineering and field service personnel located at the corporate headquarters in Fremont, California and at the Company's subsidiaries in Japan, Germany and Taiwan. The Company's distributors provide applications and field service support in other parts of the world. The Company customarily provides a warranty on its products. The Company offers service contracts on its systems directly and through its subsidiaries, distributors, and representatives. The Company maintains customer support personnel in the Philippines and China to address the expected growth in its business. The Company believes that maintaining a close relationship with customers and providing them with ongoing engineering support improves customer satisfaction and will provide the Company with a competitive advantage in selling its products to the Company's customers.

BACKLOG

    As of May 31, 2008 and 2007, the Company's backlog was $18.6 million and $21.3 million, respectively. The Company's backlog consists of product orders for which confirmed purchase orders have been received and which are scheduled for shipment within 12 months. Because of the possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments or development projects, the Company's backlog as of a particular date may not be indicative of net sales for any succeeding period.

RESEARCH AND PRODUCT DEVELOPMENT

    The Company historically has devoted a significant portion of its financial resources to research and development programs and expects to continue to allocate significant resources to these efforts. The Company's research and development expenses during fiscal 2008, 2007 and 2006 were approximately $6.5 million, $6.3 million and $4.3 million, respectively.

    The Company conducts ongoing research and development to design new products and to support and enhance existing product lines. Building upon the expertise gained in the development of its existing products, the Company has developed the FOX family of systems for performing test and burn-in of entire processed wafers, rather than individual die or packaged parts. The Company is currently developing an ABTS family of products to improve the capability and performance for testing and burn in of future generation ICs.

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

    The Company relies on subcontractors to manufacture many of the components or subassemblies used in its products. The Company's MTX, MAX, ABTS and FOX systems and DiePak carriers contain several components, including environmental chambers, power supplies, high-density interconnects, wafer contactors, signal distribution substrates and certain ICs, that are currently supplied by only one or a limited number of suppliers. The Company's reliance on subcontractors and single source suppliers involves a number of significant risks, including the loss of control over the manufacturing process, the potential absence of adequate capacity and reduced control over delivery schedules, manufacturing yields, quality and costs. In the event that any significant subcontractor or single source supplier becomes unable or unwilling to continue to manufacture subassemblies, components or parts in required volumes, the Company will have to identify and qualify acceptable replacements. The process of qualifying subcontractors and suppliers could be lengthy, and no assurance can be given that any additional sources would be available to the Company on a timely basis. Any delay, interruption or termination of a supplier relationship could adversely affect our ability to deliver products, which would harm our operating results.

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

PROPRIETARY RIGHTS

    The Company relies primarily on the technical and creative ability of its personnel, its proprietary software, and trade secrets and copyright protection, rather than on patents, to maintain its competitive position. The Company's proprietary software is copyrighted and licensed to the Company's customers. The Company currently holds twenty-four issued United States patents with expiration date ranges from 2012 to 2026 and has several additional United States patent applications and foreign patent applications pending. One issued patent covers the method used to connect performance test boards with the MTX system; another covers the method used to connect burn-in boards with the MAX4 system. The Company currently has one United States trademark registration.

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

    There are currently no pending claims against the Company regarding infringement of any patents or other intellectual property rights of others. However, the Company may receive communications from third parties asserting intellectual property claims against the Company. Such claims could include assertions that the Company's products infringe, or may infringe, the proprietary rights of third parties, requests for indemnification against such infringement or suggest the Company may be interested in acquiring a license from such third parties. There can be no assurance that any such claim made in the future will not result in litigation, which could involve significant expense to the Company, and, if the Company is required or deems it appropriate to obtain a license relating to one or more products or technologies, there can be no assurance that the Company would be able to do so on commercially reasonable terms, or at all.

EMPLOYEES

    As of July 31, 2008, the Company, including its two foreign subsidiaries employed 123 persons collectively, on a full-time basis, of whom 36 were engaged in research, development, and related engineering, 37 were engaged in manufacturing, 36 were engaged in marketing, sales, and customer support, and 14 were engaged in general administration and finance functions. In addition, the Company from time to time employs a number of part-time employees and contractors, particularly in manufacturing and to perform customer support.
The Company's success is in part dependent on its ability to attract and retain highly skilled workers, who are in high demand. None of the Company's employees are represented by a union and the Company has never experienced a work stoppage. Management considers its relations with its employees to be good.

GEOGRAPHIC AREAS

    The Company operates in several geographic areas. Selected financial information is included in Part II, Item 8, Note 13 "Segment Information" and certain risks related to such operations are discussed in Part I, Item 1A, under the heading "Our business may suffer due to risks associated with international sales and operations."

Item 1A.  Risk Factors

    You should carefully consider the risks described below. These risks are not the only risks that we may face. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occurs, our business, financial condition or results of operations could be materially and adversely affected which could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this annual report on Form 10-K or presented elsewhere by management from time to time.

Our operating results could be adversely affected by substantial quarterly and annual fluctuations.

    We have experienced and expect to continue to experience significant fluctuations in our quarterly and annual operating results. During fiscal 2008, 2007 and 2006, quarterly net sales have been as low as $4.6 million and as high as $10.9 million, and gross margins for quarterly net sales have fluctuated between 40.2% and 58.3%. Our future operating results will depend upon a variety of factors, including sales volume, the timing of significant orders, the mix of products sold, changes in pricing by us, our competitors, customers or suppliers, the length of sales cycles for our products, timing of new product announcements and releases by us and our competitors, market acceptance of new products and enhanced versions of our products, capital spending patterns by customers, manufacturing inefficiencies associated with our new product introductions, our ability to produce systems and products in volume and meet customer requirements, product returns and customer acceptance of product shipments, volatility in our targeted markets, political and economic instability, natural disasters, regulatory changes, possible disruptions caused by expanding existing facilities or moving into new facilities, expenses associated with acquisitions and alliances, and various competitive factors, including price-based competition, competition from vendors employing other technologies, and the amount of products sold under volume purchase arrangements, which tend to have lower selling prices. Accordingly, past performance may not be indicative of future performance.

We depend on shipment and order size and timing.

    We derive a substantial portion of our revenues from the sale of a relatively small number of systems which typically range in purchase price from approximately $300,000 to over $1 million per system. As a result, the loss or deferral of a limited number of system sales could have a material adverse effect on our net sales and operating results in a particular period. All customer purchase orders are subject to cancellation or rescheduling by the customer with limited penalties, and, therefore, backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. From time to time, cancellations and rescheduling of customer orders have occurred, and delays by our suppliers in providing components or subassemblies to us have caused delays in our shipments of our own products. There can be no assurance that we will not be materially adversely affected by future cancellations and rescheduling. A substantial portion of net sales typically are realized near the end of each quarter. A delay or reduction in shipments near the end of a particular quarter, due, for example, to unanticipated shipment rescheduling, cancellations or deferrals by customers, customer credit issues, unexpected manufacturing difficulties experienced by us, or delays in deliveries by suppliers, could cause net sales in a particular quarter to fall significantly below our expectations.

We rely on continued market acceptance for our FOX system, and may not be successful in attracting new or maintaining our existing customers.

    A principal element of our business strategy is to capture an increasing share of the test equipment market through sales of our FOX wafer-level test and burn-in system. The FOX system is newly designed to simultaneously burn-in and functionally test all of the die on a wafer. The market for the FOX systems is in the very early stages of development. Market acceptance of the FOX system is subject to a number of risks. Before a customer will incorporate the FOX system into a production line, lengthy qualification and correlation tests must be performed. We anticipate that potential customers may be reluctant to change their procedures in order to transfer burn-in and test functions to the FOX system. Initial purchases are expected to be limited to systems used for these qualifications and for engineering studies. Market acceptance of the FOX system also may be affected by a reluctance of IC manufacturers to rely on relatively small suppliers such as the Company. As is common with new complex products incorporating leading-edge technologies, we may encounter reliability, design and manufacturing issues as we begin volume production and initial installations of FOX systems at customer sites. The failure of the FOX system to achieve market acceptance would have a material adverse effect on our future operating results, long-term prospects and our stock price.

In future periods, we may rely on market acceptance for our ABTS system and we may not be able to achieve sufficient market acceptance to allow our ABTS system to be commercially viable.

    In June 2008, we announced shipment of an ABTS beta site system to
Integrated Service Technology in Taiwan.   Market acceptance of the ABTS system
is subject to a number of risks. In order for our ABTS system to become commercially accepted, we must complete engineering development of necessary
hardware and software.   In addition, the first system, ordered by Integrated
Service Technology, must successfully complete customer acceptance. Other customers must then be found who are willing to place orders for ABTS systems in sufficient quantities to allow it to be produced economically.

To date, a limited number of customers have ordered MTX systems and it may not achieve broad market acceptance.

    Through the end of fiscal 2008, several companies purchased evaluation units of the MTX system, but only four customers have purchased production quantities. There are no long-term volume purchase commitments with any of these customers. There can be no assurance that these customers will again purchase MTX systems for their production facilities. Since most potential customers have successfully relied on memory testers for many years and their personnel understand the use and maintenance of such systems, we anticipate that they may be reluctant to change their procedures to transfer test functions to the MTX system. Before a customer will transfer test functions to the MTX, the test programs must be translated for use with the MTX system and lengthy correlation tests must be performed. Correlation testing may take up to six months or more. Furthermore, MTX system sales are expected to be primarily limited to new facilities and to existing facilities being upgraded to accommodate new product generations, such as the transition to new memory technologies, including newer generation flash memories, the Double Data Rate DRAMs, and DDR II DRAMs. Construction of new facilities and upgrades of existing facilities have in some cases been delayed or canceled during periodic semiconductor industry downturns. Other companies have purchased MTX systems which are being used only in quality assurance and engineering applications.
If we are unable to achieve broad market acceptance for our MTX system, our future prospects and future results of operations will be significantly harmed.

Our sales cycles can be long and unpredictable, which may harm our ability to forecast demand and our future operating performance.

    Sales of our systems depend, in significant part, upon the decision of a prospective customer to increase manufacturing capacity or to restructure current manufacturing facilities, either of which typically involves a significant commitment of capital. In addition, the approval process for FOX and MTX systems and DiePak carrier sales may require lengthy qualification and correlation testing. In view of the significant investment or strategic issues that may be involved in a decision to purchase FOX and MTX systems or DiePak carriers, we may experience delays following initial qualification of our systems as a result of delays in a customer's approval process. For these reasons, our systems typically have a lengthy sales cycle during which we may expend substantial funds and management effort in securing a sale. Lengthy sales cycles subject us to a number of significant risks, including inventory obsolescence and fluctuations in operating results, over which we have little or no control. The loss of individual orders due to the lengthy sales and evaluation cycle, or delays in the sale of even a limited number of systems impairs our ability to plan future operating levels and could have a material adverse effect on our business, operating results and financial condition and, in particular, could contribute to significant fluctuations in operating results on a quarterly basis.

Our business may suffer due to risks associated with international sales and operations.

    Approximately 61.3%, 42.4% and 85.0% of our net sales for fiscal 2008, 2007 and 2006, respectively, were attributable to sales to customers for delivery outside of the United States. We operate sales, service and limited manufacturing organizations in Japan and Germany and a sales and support organization in Taiwan. We expect that sales of products for delivery outside of the United States will continue to represent a substantial portion of our future revenues. Our future performance will depend, in significant part, upon our ability to continue to compete in foreign markets which in turn will depend, in part, upon a continuation of current trade relations between the United States and foreign countries in which semiconductor manufacturers or assemblers have operations. A change toward more protectionist trade legislation in either the United States or such foreign countries, such as a change in the current tariff structures, export compliance or other trade policies, could adversely affect our ability to sell our products in foreign markets. In addition, we are subject to other risks associated with doing business internationally, including longer receivable collection periods and greater difficulty in accounts receivable collection, the burden of complying with a variety of foreign laws, difficulty in staffing and managing global operations, risks of civil disturbance or other events which may limit or disrupt markets, international exchange restrictions, changing political conditions and monetary policies of foreign governments.

    A substantial portion of our net sales has been in Asia. Turmoil in the Asian financial markets has resulted, and may result in the future, in dramatic currency devaluations, stock market declines, restriction of available credit and general financial weakness. In addition, flash, DRAM, and other memory device prices in Asia have recently declined dramatically, and will likely do so again in the future. These developments may affect us in several ways. We believes that many international semiconductor manufacturers limited their capital spending in fiscal year 2008, and that the uncertainty of the memory market may cause some manufacturers in the future to again delay capital spending plans. The economic conditions in Asia may also affect the ability of our customers to meet their payment obligations, resulting in cancellations or deferrals of existing orders and the limitation of additional orders. In addition, Asian governments have subsidized some portion of fabrication construction. Financial turmoil may reduce these governments' willingness to continue such subsidies. Such developments could have a material adverse affect on our business, financial condition and results of operations.

    Approximately 49.3%, 49.1% and 1.6% of our net sales for fiscal 2008 were denominated in U.S. Dollars, Japanese Yen and Euros, respectively. Although a large percentage of net sales to European customers is denominated in U.S. Dollars, substantially all sales to Japanese customers are denominated in Yen. Because a substantial portion of our net sales is from sales of products for delivery outside the United States, an increase in the value of the U.S. Dollar relative to foreign currencies would increase the cost of our products compared to products sold by local companies in such markets. In addition, since the price is determined at the time a purchase order is accepted, we are exposed to the risks of fluctuations in the U.S. Dollar exchange rate during the lengthy period from the date a purchase order is received until payment is made. This exchange rate risk is partially offset to the extent our foreign operations incur expenses in the local currency. To date, we have not invested in instruments designed to hedge currency risks. Our operating results could be adversely affected by fluctuations in the value of the U.S. Dollar relative to other currencies.

Our industry is subject to rapid technological changes. It is important to introduce the new product in a timely manner.

    The semiconductor equipment industry is subject to rapid technological change and new product introductions and enhancements. Our ability to remain competitive will depend in part upon our ability to develop new products and to introduce these products at competitive prices and on a timely and cost-effective basis. Our success in developing new and enhanced products depends upon a variety of factors, including product selection, timely and efficient completion of product design, timely and efficient implementation of manufacturing and assembly processes, product performance in the field and effective sales and marketing. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both future demand and the technology that will be available to supply that demand. Furthermore, introductions of new and complex products typically involve a period in which design, engineering and reliability issues are identified and addressed by our suppliers and us. There can be no assurance that we will be successful in selecting, developing, manufacturing and marketing new products that satisfy market demand. Any such failure would materially and adversely affect our business, financial condition and results of operations.

    Because of the complexity of our products, significant delays can occur between a product's introduction and the commencement of volume production of such product. We have experienced, from time to time, significant delays in the introduction of, and technical and manufacturing difficulties with, certain of its products and may experience delays and technical and manufacturing difficulties in future introductions or volume production of new products. Our inability to complete new product development, or to manufacture and ship products in time to meet customer requirements would materially adversely affect our business, financial condition and results of operations.

We may experience product delays and increased costs associated with new product introductions.

    As is common with new complex and software-intensive products, we have encountered reliability, design and manufacturing issues as we began volume production and initial installations of certain products at customer sites. Certain of these issues in the past have been related to components and subsystems supplied to us by third parties who have in some cases limited the ability of us to address such issues promptly. This process in the past required and in the future is likely to require us to incur un-reimbursed engineering expenses, and from time to time to experience larger than anticipated warranty claims and could result in product returns. In the early stages of product development, there can be no assurance that reliability, design and manufacturing issues will not be discovered or, that if such issues arise, they can be resolved to the customers' satisfaction or that the resolution of such problems will not cause us to incur significant development costs or warranty expenses or to lose significant sales opportunities.

Future changes in semiconductor technologies may make our products obsolete.

    Future improvements in semiconductor design and manufacturing technology may reduce or eliminate the need for our products. For example, improvements in BIST technology, and improvements in conventional test systems, such as reduced cost or increased throughput, may significantly reduce or eliminate the market for one or more of our products. If we are not able to improve our products or develop new products or technologies quickly enough to maintain a competitive position in its markets, we may not be able to grow our business.

Semiconductor business cycles are unreliable and there is always the risk of cancellations and rescheduling.

    Our operating results depend primarily upon the capital expenditures of semiconductor manufacturers, semiconductor contract assemblers and burn-in and test service companies worldwide, which in turn depend on the current and anticipated market demand for integrated circuits. The semiconductor and semiconductor equipment industries in general, and the market for flash memories, DRAMs and other memory devices in particular, historically have been highly volatile and have experienced periodic downturns and slowdowns, which have had severe, negative effects on the semiconductor industry's demand for semiconductor capital equipment, including test and burn-in systems manufactured and marketed by the Company. These downturns and slowdowns have adversely affected our operating results in the past. In addition, the purchasing patterns of our customers are also highly cyclical because most customers purchase our products for use in new production facilities or for upgrading existing test lines for the introduction of next generation products. Construction of new facilities and upgrades of existing facilities have in some cases been delayed or canceled during the most recent semiconductor industry downturn. A large portion of our net sales is attributable to a few customers and therefore a reduction in purchases by one or more customers could materially adversely affect our financial results. There can be no assurance that the semiconductor industry will grow in the future at the same rates as it has grown historically. Any downturn or slowdown in the semiconductor industry would have a material adverse effect on our business, financial condition and operating results. In addition, the need to maintain investment in research and development and to maintain customer service and support will limit our ability to reduce our expenses in response to any such downturn or slowdown period.

    The semiconductor equipment manufacturing industry has historically been subject to a relatively high rate of purchase order cancellation by customers as compared to other high technology industry sectors. Manufacturing companies that are the customers of semiconductor equipment companies frequently revise, postpone and cancel capital facility expansion plans. In such cases, semiconductor equipment companies may experience a significant rate of cancellations and rescheduling of purchase orders. There can be no assurance that we will not be materially adversely affected by future cancellations and rescheduling.

Our stock price may vary.

    The price for our common stock has fluctuated in the past and may fluctuate significantly in the future. We believe that factors such as announcements of developments related to our business, fluctuations in our operating results, failure to meet securities analysts' expectations, general conditions in the semiconductor and semiconductor equipment industries and the worldwide economy, announcement of technological innovations, new systems or product enhancements by us or our competitors, fluctuations in the level of cooperative development funding, acquisitions, changes in governmental regulations, developments in patents or other intellectual property rights and changes in our relationships with customers and suppliers could cause the price of our common stock to fluctuate substantially. In addition, in recent years the stock market in general, and the market for small capitalization and high technology stocks in particular, has experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of our common stock.

Any future growth may strain our operations and may require us to incur additional expenses to support these expanded operations.

    If we are to be successful, we must expand our operations. Such expansion will place a significant strain on our administrative, operational and financial resources. Further, such expansion will result in a continuing increase in the responsibility placed upon management personnel and will require development or enhancement of operational, managerial and financial systems and controls. If we are unable to manage the expansion of our operations effectively, our business, financial condition and operating results will be materially and adversely affected.

We depend on our key personnel.  We must attract and retain talented employees.

    Our success depends to a significant extent upon the continued service of Rhea Posedel, our Chief Executive Officer, as well as other executive officers and key employees. We do not maintain key person life insurance for our benefit on any of our personnel, and none of our employees is subject to a non-competition agreement with the Company. The loss of the services of any of our executive officers or a group of key employees could have a material adverse effect on our business, financial condition and operating results. Our future success will depend in significant part upon our ability to attract and retain highly skilled technical, management, sales and marketing personnel. There is a limited number of personnel with the requisite skills to serve in these positions, and it has become increasingly difficult for us to hire such personnel. Competition for such personnel in the semiconductor equipment industry is intense, and there can be no assurance that we will be successful in attracting or retaining such personnel. Changes in management could disrupt our operations and adversely affect our operating results.

We may be subject to litigation relating to intellectual property infringement which would be time-consuming, expensive and a distraction to our business.

    If we do not adequately protect our intellectual property, competitors may be able to practice our technologies and erode our competitive advantage, and our business and operating results could be harmed. Litigation may be necessary to enforce or determine the validity and scope of our proprietary rights, and there can be no assurance that our intellectual property rights, if challenged, will be upheld as valid. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our operating results, regardless of the outcome of the litigation. In addition, there can be no assurance that any of the patents issued to us will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to us.

    There are no pending claims against us regarding infringement of any patents or other intellectual property rights of others. However, we may receive, in the future, communications from third parties asserting intellectual property claims against us. Such claims could include assertions that our products infringe, or may infringe, the proprietary rights of third parties, requests for indemnification against such infringement or suggestions that we may be interested in acquiring a license from such third parties.
There can be no assurance that any such claim made in the future will not result in litigation, which could involve significant expense to us, and, if we are required or deem it appropriate to obtain a license relating to one or more products or technologies, there can be no assurance that we would be able to do so on commercially reasonable terms, or at all.

We are subject to environment regulations.

    Federal, state and local regulations impose various controls on the use, storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used in our operations. We believe that our activities conform in all material respects to current environmental and land use regulations applicable to our operations and our current facilities, and that it has obtained environmental permits necessary to conduct its business. Nevertheless, the failure to comply with current or future regulations could result in substantial fines being imposed on us, suspension of production, alteration of our manufacturing processes or cessation of operations. Such regulations could require us to acquire expensive remediation equipment or to incur substantial expenses to comply with environmental regulations. Any failure by us to control the use, disposal or storage of, or adequately restrict the discharge of, hazardous or toxic substances could subject us to significant liabilities.

We are subject to internal control evaluation requirements of Section 404 of the Sarbanes-Oxley Act.

    Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we must include in our Annual Report on Form 10-K a report of management on the effectiveness of our internal control over financial reporting. If we fail to maintain effective internal control over financial reporting, or management does not timely assess the adequacy of such internal control, or our independent registered public accounting firm does not timely deliver an unqualified opinion as to the effectiveness of our internal controls, we could be subject to regulatory sanctions and the public's perception may decline. Our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting beginning in fiscal 2010.

                                 MANAGEMENT

EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

    The directors of the Company are elected annually. The executive officers of the Company serve with no specific term of office. The executive officers and directors of the Company are as follows:

Name of Executive Officer     Age       Positions with the Company
----------------------------  ----  -----------------------------------
Rhea J. Posedel............... 66   Chief Executive Officer and
                                      Chairman of the Board of Directors

Gary L. Larson................ 58   Vice President of Finance and Chief
                                      Financial Officer

Carl N. Buck.................. 56   Vice President of Marketing and Contactor
  Business Group

Joel Bustos................... 55   Vice President of Operations

David S. Hendrickson.......... 51   Vice President of Engineering

Gregory M. Perkins............ 54   Vice President of Worldwide Sales
                                      and Service

Kunio Sano.................... 52   President, Aehr Test Systems Japan K.K.

Robert R. Anderson (1)(2)..... 70   Director

William W. R. Elder (1)(2)(3). 69   Director

Mukesh Patel (1)(3)........... 50   Director

Mario M. Rosati............... 62   Director and Assistant Secretary

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

    ROBERT R. ANDERSON was appointed to the Company's Board of Directors in October 2000. Mr. Anderson has served as a director of Aviza Technology, Inc., a semiconductor equipment company, since December 2005. Mr. Anderson served on the Trikon board from April 2000 through the date of acquisition by Aviza. Mr. Anderson is a private investor. In addition, Mr. Anderson currently is a director of MKS Instruments, Inc., a semiconductor components and equipment supplier. He also serves as a director for one private company.

    WILLIAM W. R. ELDER has been a director of the Company since 1989. Dr. Elder was the Chief Executive Officer of Genus, Inc. a semiconductor equipment company, from 1981 to 1996, and then again from 1998 until the company was acquired by AIXTRON AG ("AIXTRON") in 2005. Dr. Elder retired from AIXTRON in December 2007. Dr. Elder is currently EVP, Global Operations and a director of Maskless Lithography Inc., a capital equipment start-up company based in San Jose, California. Dr. Elder holds a B.S.I.E. and an honorary Doctorate Degree from the University of Paisley in Scotland.

    MUKESH PATEL was appointed to the Company's Board of Directors in June 1999. Mr. Patel is a leading entrepreneur in the Silicon Valley. Mr. Patel was President and Chief Executive Officer of Metta Technology, which he co-founded in 2004, until November 2006, when LSI Logic Corporation acquired it. He founded Sparkolor Corporation, acquired by Intel Corporation in late 2002, and co-founded SMART Modular Technologies, Inc. ("SMART Modular"), a high value added memory products company, acquired by Solectron Corporation in late 1999. Mr. Patel was Vice President and General Manager Memory Product Division of SMART Modular from August 1995 to August 1998 and as Vice President, Engineering from February 1989 to July 1995. Mr. Patel holds a B.S. degree in Engineering with an emphasis in digital electronics from Bombay University, India. Mr. Patel also serves as a director of SMART Modular and for several privately-held companies.

    MARIO M. ROSATI has been a director of the Company since 1977. He is a member of the law firm Wilson Sonsini Goodrich & Rosati, Professional Corporation which he joined in 1971. Mr. Rosati holds a B.A. from the University of California, Los Angeles and a J.D. from the University of California, Berkeley School of Law. Mr. Rosati is a director of Sanmina-SCI Corporation, an electronics manufacturing services company and a publicly-held company, as well as several privately-held companies.

DIRECTORS' COMPENSATION AND OTHER ARRANGEMENTS

    Rhea J. Posedel, the only inside director of the Company, does not receive any cash compensation for his services as a member of the Board of Directors. Each outside director receives (1) an annual retainer of $15,000, (2) $1,875 for each regular board meeting he attends, and (3) $1,125 for each committee meeting he attends if not held in conjunction with a regular board meeting, in addition to being reimbursed for certain expenses incurred in attending Board and committee meetings. Through fiscal 2006, each outside director could elect to receive an additional stock option grant in lieu of any cash payments throughout the year. In fiscal 2007, that alternative was eliminated. An inside director is a director who is a regular employee of the Company, whereas an outside director is not an employee of the Company. Directors are eligible to participate in the Company's stock option plans. In fiscal 2006, outside directors Robert Anderson, William Elder, Mukesh Patel and Mario Rosati were each granted options to purchase 5,000 shares at $3.66 per share.
Additionally, Robert Anderson and Mukesh Patel were each granted options to purchase 14,754 shares at $3.66 per share pursuant to an agreement to take these options in lieu of cash payments throughout the fiscal year. In each of fiscal 2008 and 2007, outside directors Robert Anderson, William Elder, Mukesh Patel and Mario Rosati were each granted options to purchase 5,000 shares at $7.28 per share and $6.07 per share, respectively.

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

Item 1B.  Unresolved Staff Comments

    None.

Item 2.   Properties

    The Company's principal administrative and production facilities are located in Fremont, California, in a 51,289 square foot building. The term of the Company's current lease ends on June 30, 2015. The Company has an option to extend the lease of its headquarters building for an additional period at rates to be determined. The Company's Japan facility is located in Tokyo in a 4,294 square foot building under a lease which expires in September, 2010. The Company leases a sales and support office on a month-to-month basis in Utting, Germany. The Company leases a sales and support office in Hsinchu, Taiwan under a lease which expires in 2009. The Company's and its subsidiaries' annual rental payments currently aggregate approximately $927,000. The Company periodically evaluates its global operations and facilities to bring its capacity in line with demand and to provide cost efficient services for its customers. In prior years, through this process, the Company has moved from certain facilities that exceeded the capacity required to satisfy its needs. The Company believes that its existing facilities are adequate to meet its current and reasonably foreseeable requirements. The Company regularly evaluates its expected future facilities requirements and believes that alternate facilities would be available if needed.

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

                                                        High       Low
                                                      --------- ---------
Fiscal 2008:
 First quarter ended August 31, 2007................     $8.27     $5.80
 Second quarter ended November 30, 2007.............      7.62      5.41
 Third quarter ended February 29, 2008..............      8.26      5.50
 Fourth quarter ended May 31, 2008..................      9.50      5.76

Fiscal 2007:
 First quarter ended August 31, 2006................    $11.18     $5.89
 Second quarter ended November 30, 2006.............     10.18      4.66
 Third quarter ended February 28, 2007..............      6.50      4.50
 Fourth quarter ended May 31, 2007..................      7.50      5.50


    At August 11, 2008, the Company had 116 holders of record of its common stock. The Company estimates the number of beneficial owners of the Company's common stock at August 11, 2008 to be 2,531.

    The market price of the Company's common stock has been volatile. For a discussion of the factors affecting the Company's stock price, see "Risk Factors - Our stock price may vary."

    The Company has not paid cash dividends on its common stock or other securities. The Company currently anticipates that it will retain its future earnings, if any, for use in the expansion and operation of its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future.

    The Company did not repurchase any of its common stock during the fiscal year ended May 31, 2008.


EQUITY COMPENSATION PLAN INFORMATION

    The information required by this item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of the Proxy Statement and Part III, Item 12 of this Annual Report on Form 10-K.

PERFORMANCE MEASUREMENT COMPARISON

    The following graph shows a comparison of total shareholder return for holders of the Company's common stock for the last five fiscal years ended May 31, 2008, compared with the NASDAQ Composite Index and the Philadelphia Semiconductor Index. The graph assumes that $100 was invested in the Company's common stock, in the NASDAQ Composite Index and the Philadelphia Semiconductor Index on May 31, 2003, and that all dividends were reinvested. The Company believes that while total shareholder return can be an important indicator of corporate performance, the stock prices of semiconductor equipment companies like Aehr Test Systems are subject to a number of market-related factors other than company performance, such as competitive announcements, mergers and acquisitions in the industry, the general state of the economy, and the performance of other semiconductor equipment company stocks. Stock prices and shareholder returns over the indicated period should not be considered indicative of future stock prices or shareholder returns.


               COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
            Among Aehr Test Systems, The NASDAQ Composite Index
               And The Philadelphia Semiconductor Index

 [The following table was depicted as a line chart in the printed material]

                                                 Cumulative Total Return
                              ----------------------------------------------------------
                                5/03      5/04      5/05      5/06     5/07     5/08
                              -------- -------- --------- --------- --------- ----------
Aehr Test Systems............   100.00   143.21    105.23    224.04    210.80     303.14
NASDAQ Composite.............   100.00   126.84    132.55    142.34    171.47     165.82
Philadelphia Semiconductor...   100.00   130.11    121.96    116.02    128.81     124.24

                              -------- -------- --------- --------- --------- ----------


* $100 invested on 5/31/03 in stock or index-including reinvestment of dividends.
   Fiscal year ending May 31.



Item 6. Selected Consolidated Financial Data (in thousands except per share data):

    The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Form 10-K.


                                                                   Fiscal Year Ended May 31,
                                                   ------------------------------------------------------
                                                       2008       2007       2006       2005       2004
                                                   ---------- ---------- ---------- ---------- ----------
CONSOLIDATED STATEMENTS OF OPERATIONS:
Net sales.....................................        $39,041    $27,351    $23,801    $16,080    $15,800
Cost of sales.................................         19,072     13,438     13,165     11,817     10,092
                                                   ---------- ---------- ---------- ---------- ----------
Gross profit..................................         19,969     13,913     10,636      4,263      5,708
                                                   ---------- ---------- ---------- ---------- ----------
Operating expenses:
  Selling, general and administrative.........          7,657      6,538      5,842      5,215      5,572
  Research and development....................          6,501      6,324      4,339      4,023      4,645
                                                   ---------- ---------- ---------- ---------- ----------
    Total operating expenses..................         14,158     12,862     10,181      9,238     10,217
                                                   ---------- ---------- ---------- ---------- ----------
Income (loss) from operations.................          5,811      1,051        455     (4,975)    (4,509)

Interest income...............................            231        491        255        155        333
Other income (expense), net...................            (71)       961         79         86        293
                                                   ---------- ---------- ---------- ---------- ----------
Income (loss) before income tax expense
  (benefit).... ..............................          5,971      2,503        789     (4,734)    (3,883)

Income tax expense (benefit)..................         (4,602)        75        (21)       136         76
                                                   ---------- ---------- ---------- ---------- ----------
Net income (loss).............................        $10,573    $ 2,428    $   810    $(4,870)   $(3,959)
                                                   ========== ========== ========== ========== ==========

Net income (loss) per share:
  Basic ......................................        $  1.32    $  0.31    $  0.11    $ (0.66)   $ (0.55)
  Diluted ....................................        $  1.24    $  0.30    $  0.11    $ (0.66)   $ (0.55)

Shares used in per share calculations
  Basic.......................................          8,013      7,751      7,515      7,420      7,248
  Diluted.....................................          8,508      8,225      7,605      7,420      7,248



                                                                           May 31,
                                                   ------------------------------------------------------
                                                       2008       2007       2006       2005       2004
                                                   ---------- ---------- ---------- ---------- ----------
CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents.....................        $15,648    $ 6,564    $ 9,405    $ 4,952    $ 4,041
Working capital...............................         33,362     20,370     17,323     15,342     18,944
Total assets..................................         45,199     28,675     24,893     21,469     26,812
Long-term obligations, less current portion...            566        185        264        332        333
Total shareholders' equity....................         37,772     22,668     18,817     17,452     22,204



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

    This Management's Discussion and Analysis section and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. These statements typically may be identified by the use of forward-looking words or phrases such as "believe," "expect," "intend," "anticipate," "should," "planned," "estimated," and "potential," among others. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statement of assumptions underlying any of the foregoing. We note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks, uncertainties and assumptions referred to above include, but are not limited to, the risks identified on Page 9, entitled "Risk Factors," as well as those described from time to time in the Company's Securities and Exchange Commission reports, including but not limited to this Annual Report on Form 10-K for the fiscal year ended May 31, 2008 and subsequently filed reports.

OVERVIEW

    The Company was founded in 1977 to develop and manufacture burn-in and test equipment for the semiconductor industry. Since its inception, the Company has sold more than 2,500 systems to semiconductor manufacturers, semiconductor contract assemblers and burn-in and test service companies worldwide. The Company's principal products currently are the MAX burn-in system, the Advanced Burn-in and Test System, the FOX full wafer contact parallel test and burn-in system and the MTX massively parallel test system, the DiePak carrier and test fixtures.

    The Company's net sales consist primarily of sales of systems, test fixtures, die carriers, upgrades and spare parts and revenues from service contracts. The Company's selling arrangements may include contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title.

    In accordance with the provisions of Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, corrected copy, the Company recognizes revenue upon the shipment of products or the performance of services when: (1) persuasive evidence of the arrangement exists; (2) services have been rendered; (3) the price is fixed or determinable; and (4) collectibility is reasonably assured. The Company defers recognition of revenue for any amounts subject to acceptance until such acceptance occurs. The amount of revenue deferred is the greater of the fair value of the undelivered element or the contractually agreed to amounts. When multiple elements or deliverables exist, the Company allocates the purchase price based on vendor specific objective evidence or third-party evidence of fair value and defers revenue recognition on the undelivered portions or elements. Historically, these multiple deliverables have included items such as extended support provisions, training to be supplied after delivery of the systems, and test programs specific to customers' routine applications. The test programs can be written either by the customer, other firms or by the Company. The amount of revenue deferred in connection with an undelivered element is the greater of the fair value of the undelivered element or the contractually agreed to amount. Sales tax collected from customers is not included in revenue but rather recorded as a liability due to the respective taxing authorities.

    Royalty-based revenue related to licensing income from performance test boards and burn-in boards is recognized upon the earlier of the receipt by the Company of the licensee's report related to its usage of the licensed intellectual property or upon payment by the licensee. This revenue is recorded in net sales. Provisions for the estimated future cost of warranty and installation are recorded at the time the products are shipped.

    Approximately 49.3%, 49.1% and 1.6% of our net sales for fiscal 2008 were denominated in U.S. Dollars, Japanese Yen and Euros, respectively. Although a large percentage of net sales to European customers is denominated in U.S. Dollars, substantially all sales to Japanese customers are denominated in Yen. Because a substantial portion of our net sales is from sales of products for delivery outside the United States, an increase in the value of the U.S. Dollar relative to foreign currencies would increase the cost of our products compared to products sold by local companies in such markets. In addition, since the price is determined at the time a purchase order is accepted, we are exposed to the risks of fluctuations in the U.S. Dollar exchange rate during the lengthy period from the date a purchase order is received until payment is made. This exchange rate risk is partially offset to the extent our foreign operations incur expenses in the local currency. To date, we have not invested in instruments designed to hedge currency risks. Our operating results could be adversely affected by fluctuations in the value of the U.S. Dollar relative to other currencies.

    The Company's terms of sales with distributors are generally FOB shipping point with payment due within 60 days. The only right of return is if the equipment does not meet the published specifications. All products go through in-house testing and verification of specifications before shipment. Apart from warranty reserves, credits issued have not been material as a percentage of net sales. The Company's distributors do not generally carry inventories of our products. Instead, the distributors place orders with the Company at or about the time they receive orders from their customers. The Company's shipment terms to our distributors do not provide for credits or rights of return. Because the Company's distributors do not generally carry inventories of our products, they do not have rights to price protection or to return products. At the time the Company ships products to the distributors, the
price is fixed.   Subsequent to the issuance of the invoice, there are no
discounts or special terms. Paragraph 6 of Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition When Right of Return Exists", is not applicable because the Company does not give the buyer the right to return the product or to receive future price concessions. The Company's arrangements do not include vendor consideration as described in Emerging Issues Task Force No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)."

    In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", the Company capitalizes its systems software development costs incurred after a system achieves technological feasibility and before first commercial shipment. Such costs typically represent a small portion of total research and development costs. No system software development costs were capitalized or amortized in fiscal 2008, 2007 or 2006.

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

    REVENUE RECOGNITION

    The Company's selling arrangements may include contractual customer acceptance provisions. Installation of products occur after shipment and transfer of title. The Company recognizes revenue in accordance with SAB No. 104, Revenue Recognition, corrected copy, which requires revenue to be recognized upon the shipment of products or the performance of services when:
(1) persuasive evidence of the arrangement exists; (2) services have been rendered; (3) the price is fixed or determinable; and (4) collectibility is reasonably assured. The Company defers recognition of revenue for any amounts subject to acceptance until such acceptance occurs. When multiple elements exist, the Company allocates the purchase price based on vendor specific objective evidence or third-party evidence of fair value and defers revenue recognition on the undelivered portion. Historically, these multiple deliverables have included items such as extended support provisions, training to be supplied after delivery of the systems, and test programs specific to customers' routine applications. The test programs can be written either by the customer, other firms, or the Company. The amount of revenue deferred is the greater of the fair value of the undelivered element or the contractually agreed to amounts. Royalty-based revenue related to licensing income is recognized upon the earlier of the receipt by the Company of the licensee's report related to its usage of the licensed intellectual property or upon payment by the licensee. This revenue is recorded in net sales. Provisions for the estimated future cost of warranty is recorded at the time the products are shipped. Sales tax collected from customers is not included in revenue but rather recorded as a liability due to the respective taxing authorities.

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

    INCOME TAXES

    We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This statement prescribes the use of the liability method whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

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

    On June 1, 2007, the Company adopted the provisions of FIN No. 48. The cumulative effect of adopting FIN No. 48 was a $127,000 decrease to accumulated
deficit and a decrease to income tax liability.   In accordance with the
Company's accounting policy, it recognizes interest and penalties related to unrecognized tax benefits as a component of income taxes.

    STOCK-BASED COMPENSATION EXPENSE

    On June 1, 2006, the Company began accounting for stock options and employee stock purchase plan ("ESPP") shares under the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123(R)"), which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statements of operations. In March 2005, the SEC issued SAB No. 107 ("SAB No. 107") relating to SFAS No. 123(R). The Company has applied the provision of SAB No. 107 in our adoption
of SFAS No. 123(R).   The Company adopted SFAS No. 123(R) using the modified
prospective transition method, which requires the application of the accounting standard as of June 1, 2006, the first day of the Company's fiscal year 2007. Accordingly, stock-based compensation expense for all stock-based compensation awards granted after June 1, 2006 is measured at grant date, based on the fair value of the award which is computed using the Black-Scholes option valuation model, and is recognized as expense over the requisite service period for the employee. This methodology requires the use of subjective assumptions in implementing SFAS No. 123(R), including expected stock price volatility and estimated life of each award.

    Prior to the implementation of SFAS No. 123(R), the Company accounted for stock options and ESPP shares under the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations, and provided pro forma disclosures as required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," which amended SFAS No. 123, "Accounting for Stock-Based Compensation." The Company elected to adopt the modified prospective transition method as provided by SFAS
No.123(R). Accordingly, during the fiscal year 2008 and 2007, the Company recorded stock compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No.123. We did not restate previously reported amounts.

RESULTS OF OPERATIONS

    The following table sets forth statements of income data as a percentage of net sales for the periods indicated.

                                                    Year Ended May 31,
                                              ----------------------------
                                                 2008     2007     2006
                                              --------- --------- --------
Net sales .................................     100.0 %   100.0 %  100.0 %
Cost of sales .............................      48.9      49.1     55.3
                                              --------- --------- --------
Gross profit ..............................      51.1      50.9     44.7
                                              --------- --------- --------
Operating expenses:
  Selling, general and administrative......      19.6      23.9     24.5
  Research and development.................      16.7      23.1     18.2
                                              --------- --------- --------
    Total operating expenses...............      36.3      47.0     42.7
                                              --------- --------- --------
    Income from operations.................      14.8       3.9      2.0

Interest income............................       0.6       1.8      1.0
Other income (expense), net................      (0.2)      3.5      0.3
                                              --------- --------- --------
    Income before income tax expense
    (benefit)..............................      15.2       9.2      3.3

Income tax expense (benefit)...............     (11.9)      0.3     (0.1)
                                              --------- --------- --------
Net income.................................      27.1 %     8.9 %    3.4 %
                                              ========= ========= ========

FISCAL YEAR ENDED MAY 31, 2008 COMPARED TO FISCAL YEAR ENDED MAY 31, 2007

    NET SALES. Net sales consist primarily of sales of systems, test fixtures, die carriers, upgrades and spare parts and revenues from service contracts.
Net sales increased to $39.0 million in the fiscal year ended May 31, 2008 from $27.4 million in the fiscal year ended May 31, 2007, an increase of 42.7%. The increase in net sales in fiscal 2008 resulted primarily from an increase in net sales of the Company's wafer/die level products, partially offset by decreases in sales of the Company's MAX products and MTX monitored burn-in products. Net sales of the Company's wafer/die level products in fiscal 2008 were $33.9 million, and increased approximately $21.9 million from fiscal 2007. Net sales of the Company's MAX products in fiscal 2008 were $4.5 million, and decreased approximately $7.7 million from fiscal 2007. Net sales of the Company's MTX monitored burn-in products in fiscal 2008 were $0.6 million, and decreased approximately $2.5 million from fiscal 2007. The Company expects the Company's net sales in the first quarter of fiscal 2009 will be higher than those in the same quarter of fiscal 2008.

    GROSS PROFIT. Gross profit consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit increased to $20.0 million in the fiscal year ended May 31, 2008 from $13.9 million in the fiscal year ended May 31, 2007, an increase of 43.5%. Gross profit margin increased slightly to 51.1% in the fiscal year ended May 31, 2008 from 50.9% in the fiscal year ended May 31, 2007.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related costs of employees, customer support costs, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses increased to $7.7 million in the fiscal year ended May 31, 2008 from $6.5 million in the fiscal year ended May 31, 2007, an increase of 17.1%. The increase in SG&A expenses was primarily attributable to increases in employment related expenses of approximately $472,000, product support expenses of approximately $168,000 and outside service expenses of approximately $154,000, as the Company added support resources to address the expected growth in our business. As a percentage of net sales, SG&A expenses decreased to 19.6% in the fiscal year ended May 31, 2008 from 23.9% in the fiscal year ended May 31, 2007, resulting from higher net sales.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses increased to $6.5 million in the fiscal year ended May 31, 2008 from $6.3 million in the fiscal year ended May 31, 2007, an increase of 2.8%. The increase in R&D expenses was primarily due to an increase in employment related expenses of approximately $670,000, partially offset by a decrease in project material expenses of approximately $493,000. As a percentage of net sales, R&D expenses decreased to 16.7% in the fiscal year ended May 31, 2008 from 23.1% in the fiscal year ended May 31, 2007, resulting from higher net sales.

    INTEREST INCOME. Interest income decreased to $231,000 in the fiscal year ended May 31, 2008 from $491,000 in the fiscal year ended May 31, 2007, a decrease of 53.0%. The decrease was primarily related to lower average invested balances in fiscal 2008.

    OTHER INCOME (EXPENSE), NET. Other income (expense), net decreased to ($71,000) in the fiscal year ended May 31, 2008 from $961,000 in the fiscal year ended May 31, 2007. The decrease in other income (expense), net was primarily due to the receipt of an earn-out payment in fiscal 2007 for a portion of the Company's investment in ESA Electronics Pte Ltd., a Singapore company. No such earn-out payment was received in fiscal 2008.

    INCOME TAX EXPENSE (BENEFIT). Income tax benefit was $4.6 million in the fiscal year ended May 31, 2008, compared with income tax expense of $75,000 in the fiscal year ended May 31, 2007. The income tax benefit in the fiscal year ended May 31, 2008 was primarily related to the reversal of a portion of the valuation allowance against the Company's deferred tax assets, following a determination by management that certain deferred tax assets are more likely than not to be realizable in the future. The income tax expense in the fiscal year ended May 31, 2007 was primarily attributable to alternative minimum tax requirements on the Company's U.S. operations. The Company's U.S. operations and its Japanese subsidiary have experienced significant cumulative losses and thus generated certain net operating losses available to offset future taxes payable in the U.S. and Japan. Primarily as a result of the cumulative operating losses in the Company's U.S. operations and its Japanese subsidiary, a valuation allowance was established for a portion of its net deferred tax assets for both its U.S. operations and its Japanese subsidiary.

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

    GROSS PROFIT. Gross profit increased to $13.9 million in the fiscal year ended May 31, 2007 from $10.6 million in the fiscal year ended May 31, 2006, an increase of 30.8%. Gross profit margin increased to 50.9% in the fiscal year ended May 31, 2007 from 44.7% in the fiscal year ended May 31, 2006. The increase in gross profit margin was primarily the result of the fact that FOX products, with somewhat higher margins, represented a higher proportion of net sales. Additionally, to a lesser extent, gross profit margin improved due to manufacturing efficiencies resulting from increased production levels.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased to $6.5 million in the fiscal year ended May 31, 2007 from $5.8 million in the fiscal year ended May 31, 2006, an increase of 11.9%. The increase in SG&A expenses was primarily due to stock compensation expenses of approximately $386,000 from the adoption of SFAS No.123(R). As a percentage of net sales, SG&A expenses decreased slightly to 23.9% in the fiscal year ended May 31, 2007 from 24.5% in the fiscal year ended May 31, 2006.

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

LIQUIDITY AND CAPITAL RESOURCES

    We consider cash and cash equivalents and short-term investments as liquid and available for use. As of May 31, 2008, the Company had $15.6 million in cash, cash equivalents and short-term investments, compared to $9.6 million as
of May 31, 2007.   This increase resulted primarily from significant
collections at the end of the last quarter in fiscal 2008. The Company liquidated its holdings of short-term investments at the end of fiscal 2008 compared with the balance of $3.0 million at the end of fiscal 2007.

    Net cash provided by operating activities was $3.6 million for the fiscal year ended May 31, 2008 and net cash used in operating activities was $1.1 million for the fiscal year ended May 31, 2007. For the fiscal year ended May 31, 2008, net cash provided by operating activities was primarily due to net income of $10.6 million and an increase in accrued expenses and deferred revenue of $1.2 million, partially offset by an increase of $4.9 million in deferred income taxes and $4.5 million increase in accounts receivable. The increase in accounts receivable was primarily due to an increased volume of billing related to the FOX-1 business, as well as an increase in the proportion of receivables in Japan, which typically have longer payment terms. The increase in accrued expenses and deferred revenue was due primarily to
increased customer advances, warranty and general expense accruals.   For the
fiscal year ended May 31, 2007, net cash used in operating activities was primarily due to an increase in inventories of $2.5 million, an increase in accounts receivable of $2.1 million and a decrease in accrued expenses and deferred revenue of $1.4 million, partially offset by net income of $2.4 million, an increase in accounts payable of $1.4 million and stock compensation expenses of $700,000. Inventories increased due to the ramp in production resulting from the strong growth in FOX-1 backlog. The increase in accounts receivable was primarily a matter of timing, as many of the Company's shipments were made closer to the end of fiscal 2007. Accrued expenses and deferred revenue decreased primarily due to revenue recognized from deferrals made in prior periods which were earned in fiscal 2007. Accounts payable increased primarily due to higher inventory purchases as a result of the higher production levels of FOX products.

    Net cash provided by investing activities was $1.9 million for the fiscal year ended May 31, 2008. Net cash used in investing activities was $2.5 million for the fiscal year ended May 31, 2007. Net cash provided by investing activities during the fiscal year ended May 31, 2008 was primarily attributable to $3.5 million in net proceeds from sales and maturities of investments, partially offset by $1.1 million in purchase of property and equipment. Net cash used in investing activities during the fiscal year ended May 31, 2007 was primarily due to $14.2 million in purchase of investments, partially offset by $12.8 million in net proceeds from sales and maturities of investments.

    Financing activities provided cash of $2.3 million in the fiscal year ended May 31, 2008 and $766,000 in the fiscal year ended May 31, 2007. Net cash provided by financing activities during the fiscal years ended May 31, 2008 and 2007 was primarily due to proceeds from issuance of common stock and exercise of stock options.

    As of May 31, 2008, the Company had working capital of $33.4 million. Working capital consists of cash and cash equivalents, short-term investments, accounts receivable, inventories and prepaid expenses and other current assets, less current liabilities.

    The Company announced in August 1998 that its board of directors had authorized the repurchase of up to 1,000,000 shares of its outstanding common shares. The Company may repurchase the shares in the open market or in privately negotiated transactions, from time to time, subject to market conditions. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase program may be interrupted or discontinued at any time. Any such repurchase of shares, if consummated, may use a portion of the Company's working capital. As of May 31, 2006, the Company had repurchased 523,700 shares at an average price of $3.95. Shares repurchased by the Company are cancelled. During fiscal 2008, 2007 and 2006, the Company did not repurchase any of its outstanding common stock.

    The Company leases most of its manufacturing and office space under operating leases. The Company entered into a non-cancelable operating lease agreement for its United States manufacturing and office facilities, which commenced in April 2008 and expires in June 2015. Under the lease agreement, the Company is responsible for payments of utilities, taxes and insurance.

    From time to time, the Company evaluates potential acquisitions of businesses, products or technologies that complement the Company's business. Any such transactions, if consummated, may use a portion of the Company's working capital or require the issuance of equity. The Company has no present understandings, commitments or agreements with respect to any material acquisitions.

    The Company anticipates that the existing cash balance together with cash provided by operations, if any, are adequate to meet its working capital and capital equipment requirements through fiscal year 2009. After fiscal year 2009, depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required, or if available, that such financing can be obtained on terms satisfactory to the Company.

OFF-BALANCE SHEET FINANCING

    The Company has not entered into any off-balance sheet financing arrangements and has not established any special purpose entities.

OVERVIEW OF CONTRACTUAL OBLIGATIONS

    The following table provides a summary of such arrangements, or contractual obligations.

                                           Payments Due by Period (in thousands)
                             ---------------------------------------------------------
                                        Less than      1-3         3-5          5
                               Total      1 year      years       years       years
                             ---------  ----------  ----------  ----------  ----------
Operating Leases.............   $4,186      $  642      $1,776      $1,128        $640
Purchases(1).................    3,638       3,638          --          --          --
                             ---------  ----------  ----------  ----------  ----------
Total........................   $7,824      $4,280      $1,776      $1,128        $640
                             =========  ==========  ==========  ==========  ==========

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

RELATED PARTY TRANSACTIONS

    The Company has entered into transactions with ESA Electronics Pte Ltd. ("ESA") in which the Company owned a 12.5% interest at May 31, 2008, 2007 and 2006. ESA purchased goods from the Company for approximately $7,000, $15,000 and $215,000 during fiscal 2008, 2007 and 2006, respectively. In addition, the Company purchased goods from ESA for approximately $2,000, $1,000 and $77,000 in fiscal 2008, 2007 and 2006, respectively. At May 31, 2008 and 2007, the Company had no amounts payable to ESA. At May 31, 2008 and 2007, the Company had no amounts receivable from ESA.

    Mario M. Rosati, one of the Company's directors, is also a member of Wilson Sonsini Goodrich & Rosati, Professional Corporation, which has served as the Company's outside corporate counsel and has received compensation at normal commercial rates for these services.

RECENT ACCOUNTING PRONOUNCEMENTS

    In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007; therefore, the Company anticipates adopting SFAS No. 157 as of June 1, 2008. The Company is currently assessing the impact that the adoption of SFAS No. 157 may have on its consolidated financial statements.

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

    In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141(R)"). The objective of SFAS No. 141(R) is to improve the relevance, representational faithfulness, and comparability of the information that a company provides in its financial reports about a business combination and its effects. Under SFAS No. 141(R), a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration measured at their fair value at the acquisition date. It further requires that research and development assets acquired in a business combination that have no alternative future use be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, SFAS No. 141(R) also requires that "negative goodwill" be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulted in a business combination are recognized in income from continuing operations in the period of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. SFAS No. 141(R) will only impact us if the Company is involved in a business combination.

    In December 2007, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 110, extending the use, under certain circumstances, of the simplified method for developing an estimate of the expected term of share options. The Company is currently evaluating the potential impact of this issuance.

    In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 161 will have on its consolidated financial statements.

    In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect that the adoption of SFAS No. 162 will have a material impact on its consolidated financial statements.


Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

    The Company considered the provisions of Financial Reporting Release No. 48 "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity instruments at May 31, 2008.

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

Item 8.   Financial Statements and Supplementary Data


                                    INDEX


Consolidated Financial Statements of Aehr Test Systems

  Report of Independent Registered Public Accounting Firm ............     31

  Consolidated Balance Sheets at May 31, 2008 and 2007................     32

  Consolidated Statements of Income for the years
    ended May 31, 2008, 2007 and 2006.................................     33

  Consolidated Statements of Shareholders' Equity and
    Comprehensive Income for the years ended
    May 31, 2008, 2007 and 2006.......................................     34

  Consolidated Statements of Cash Flows for the years ended
    May 31, 2008, 2007 and 2006.......................................     35

  Notes to Consolidated Financial Statements..........................     36

  Selected Quarterly Consolidated Financial Data (Unaudited)..........     54

  Financial statement schedules not listed above are either omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or in the Notes thereto.

                                REPORT OF
                INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Shareholders of Aehr Test Systems

    We have audited the accompanying consolidated balance sheets of Aehr Test Systems and its subsidiaries (the "Company") as of May 31, 2008 and 2007, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended May 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aehr Test Systems and its subsidiaries as of May 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

    As discussed in Note 1 and Note 8 to the consolidated financial statements, on June 1, 2007 the Company changed its method of accounting for uncertain tax positions as a result of adopting Financial Accounting Standards Board Interpretation No. 48 "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" and as discussed in Note 1 to the consolidated financial statements, on June 1, 2006 the Company changed its method of accounting for stock-based compensation as a result of adopting Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" applying the modified prospective method.




/s/ Burr, Pilger & Mayer LLP


San Jose, California
August 28, 2008

                       AEHR TEST SYSTEMS AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     May 31,
                                                            -------------------------
                                                                2008           2007
                                                            ----------     ----------
ASSETS

Current assets:
  Cash and cash equivalents ..........................         $15,648        $ 6,564
  Short-term investments .............................              --          2,987
  Accounts receivable, net ...........................          10,927          6,614
  Inventories ........................................          10,209          9,701
  Deferred income taxes...............................           3,043             --
  Prepaid expenses and other .........................             396            326
                                                            ----------     ----------
      Total current assets ...........................          40,223         26,192

Property and equipment, net ..........................           2,278          1,689
Goodwill .............................................             274            274
Deferred income taxes ................................           1,900             --
Other assets .........................................             524            520
                                                            ----------     ----------
      Total assets ...................................         $45,199        $28,675
                                                            ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...................................         $ 2,981        $ 2,517
  Accrued expenses ...................................           3,694          2,927
  Deferred revenue ...................................             186            378
                                                            ----------     ----------
      Total current liabilities ......................           6,861          5,822

Income tax payable ...................................             297             --
Deferred lease commitment ............................             269            185
                                                            ----------     ----------
      Total liabilities ..............................           7,427          6,007
                                                            ----------     ----------
Commitments and contingencies (Note 15)

Shareholders' equity:
  Preferred stock, $0.01 par value:
    Authorized: 10,000 shares;
    Issued and outstanding: none .....................              --             --
  Common stock, $0.01 par value:
    Authorized: 75,000 shares;
    Issued and outstanding: 8,359 shares and 7,820
      shares at May 31, 2008 and 2007, respectively ..              84             78
  Additional paid-in capital .........................          42,796         39,552
  Accumulated other comprehensive income ...........             2,395          1,241
  Accumulated deficit ................................          (7,503)       (18,203)
                                                            ----------     ----------
      Total shareholders' equity .....................          37,772         22,668
                                                            ----------     ----------
      Total liabilities and shareholders' equity .....         $45,199        $28,675
                                                            ==========     ==========


The accompanying notes are an integral part of these consolidated financial statements.

                       AEHR TEST SYSTEMS AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          Year Ended May 31,
                                                   --------------------------------
                                                       2008       2007       2006
                                                   ---------- ---------- ----------
Net sales.....................................        $39,041    $27,351    $23,801
Cost of sales.................................         19,072     13,438     13,165
                                                   ---------- ---------- ----------
Gross profit..................................         19,969     13,913     10,636
                                                   ---------- ---------- ----------
Operating expenses:
  Selling, general and administrative.........          7,657      6,538      5,842
  Research and development....................          6,501      6,324      4,339
                                                   ---------- ---------- ----------
    Total operating expenses..................         14,158     12,862     10,181
                                                   ---------- ---------- ----------
Income from operations........................          5,811      1,051        455

Interest income...............................            231        491        255
Other income (expense), net...................            (71)       961         79
                                                   ---------- ---------- ----------
Income before income tax expense (benefit)....          5,971      2,503        789

Income tax expense (benefit)..................         (4,602)        75        (21)
                                                   ---------- ---------- ----------
Net income ...................................        $10,573    $ 2,428    $   810
                                                   ========== ========== ==========


Net income per share - basic .................        $  1.32    $  0.31    $  0.11

Shares used in per share calculation - basic .          8,013      7,751      7,515

Net income per share - diluted ...............        $  1.24    $  0.30    $  0.11

Shares used in per share calculation - diluted          8,508      8,225      7,605



The accompanying notes are an integral part of these consolidated financial statements.

                                      AEHR TEST SYSTEMS AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                          AND COMPREHENSIVE INCOME
                                               (IN THOUSANDS)

                                                                Accumulated Other
                                                               Comprehensive Income
                                                               ---------------------
                                   Common Stock   Additional   Unrealized Cumulative
                                -----------------   Paid-in    Investment Translation  Accumulated
                                 Shares    Amount   Capital    Gain(Loss) Adjustment     Deficit     Total
                                -------   -------   -------    --------   ----------   -----------  -------
Balances, May 31, 2005            7,482      $75    $37,568       $(12)       $1,262      $(21,441) $17,452

  Issuance of common stock
    under employee plans......      148        1        513         --            --            --      514

  Net income..................       --       --         --         --            --           810      810
  Net unrealized gain on
    investments...............       --       --         --         10            --            --       10
  Foreign currency
    translation adjustment....       --       --         --         --            31            --       31
                                                                                                    -------
  Comprehensive income........                                                                          851
                                -------   -------   -------    --------    ---------      --------  -------
Balances, May 31, 2006            7,630       76     38,081         (2)        1,293       (20,631)  18,817

  Issuance of common stock
    under employee plans......      190        2        764         --            --            --      766
  Stock-based compensation....                          707         --            --            --      707
  Net income..................       --       --         --         --            --         2,428    2,428
  Net unrealized gain on
    investments...............       --       --         --          1            --            --        1
  Foreign currency
    translation adjustment....       --       --         --         --           (51)           --      (51)
                                                                                                    -------
  Comprehensive income........                                                                        2,378
                                -------   -------   -------    --------    ---------     ---------  -------
Balances, May 31, 2007            7,820       78     39,552         (1)        1,242       (18,203)  22,668

  Issuance of common stock
    under employee plans......      539        6      2,337         --            --            --    2,343
  Stock-based compensation....                          907         --            --            --      907
  FIN 48 adjustment...........       --       --         --         --            --           127      127
  Net income..................       --       --         --         --            --        10,573   10,573
  Net unrealized gain on
    investments...............       --       --         --          1            --            --        1
  Foreign currency
    translation adjustment....       --       --         --         --         1,153            --    1,153
                                                                                                    -------
  Comprehensive income........                                                                       11,727
                                -------   -------   -------    --------    ---------     ---------  -------
Balances, May 31, 2008            8,359      $84    $42,796       $  0        $2,395      $ (7,503) $37,772
                                =======   =======   =======    ========    =========     =========  =======


The accompanying notes are an integral part of these consolidated financial statements.

                      AEHR TEST SYSTEMS AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                            Year Ended May 31,
                                                    ---------------------------------
                                                       2008        2007        2006
                                                    ---------   ---------   ---------
Cash flows from operating activities:
  Net income ....................................     $10,573     $ 2,428     $   810
  Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
    Stock-based compensation expense.............         891         700          --
    Provision for doubtful accounts..............          96          17         (10)
    Loss on disposal of property and equipment...           3          41          83
    Depreciation and amortization................         474         323         340
    Deferred income taxes........................      (4,943)         --          --
    Changes in operating assets and liabilities:
      Accounts receivable........................      (4,451)     (2,087)     (2,019)
      Inventories................................        (492)     (2,454)        (37)
      Deferred lease commitment..................           9         (74)        (68)
      Accounts payable...........................         464       1,386          25
      Income tax payable.........................        (119)      1,386          25
      Accrued expenses and deferred revenue......       1,193      (1,425)      2,146
      Prepaid expenses and other.................         (74)         31         227
                                                    ---------   ---------   ---------
        Net cash provided by (used in)
          operating activities...................       3,624      (1,114)      1,497
                                                    ---------   ---------   ---------
Cash flows from investing activities:
    Purchase of investments......................        (500)    (14,206)    (11,900)
    Proceeds from sales and maturity
      of investments.............................       3,488      12,820      14,532
    Purchase of property and equipment ..........      (1,056)     (1,103)       (149)
                                                    ---------   ---------   ---------
        Net cash provided by (used in)
          investing activities...................       1,932      (2,489)      2,483
                                                    ---------   ---------   ---------
Cash flows from financing activities:
    Proceeds from issuance of common stock
      and exercise of stock options..............       2,343         766         514
                                                    ---------   ---------   ---------
        Net cash provided by
          financing activities...................       2,343         766         514
                                                    ---------   ---------   ---------

Effect of exchange rates on cash and
    cash equivalents.............................       1,185          (4)        (41)
                                                    ---------   ---------   ---------
        Net increase (decrease) in cash and
          cash equivalents.......................       9,084      (2,841)      4,453

Cash and cash equivalents, beginning of year.....       6,564       9,405       4,952
                                                    ---------   ---------   ---------
Cash and cash equivalents, end of year...........     $15,648     $ 6,564     $ 9,405
                                                    =========   =========   =========
Supplemental cash flow information:
    Cash paid during the year for:
      Income taxes   ............................        $126         $30          $6


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

LIQUIDITY:

     Since our inception, the Company has incurred substantial cumulative losses and negative cash flows from operations. However, the Company anticipates that the existing cash balance together with cash provided by operations are adequate to meet its working capital and capital equipment requirements through fiscal year 2009. After fiscal year 2009, depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required, or if available, that such financing can be obtained on terms satisfactory to the Company.

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

CONCENTRATION OF CREDIT RISK:

    The Company sells its products primarily to semiconductor manufacturers in North America, Asia, and Europe. As of May 31, 2008, approximately 49%, 38% and 13% of accounts receivable are from customers located in the United States, Asia and Europe, respectively. As of May 31, 2007, approximately 45%, 52% and 3% of accounts receivable were from customers located in the United States, Asia and Europe, respectively. Two customers accounted for 79% and 12% of accounts receivable at May 31, 2008 and two customers accounted for 54% and 32% of accounts receivable at May 31, 2007. One customer accounted for 80% of net sales in fiscal 2008 and two customers accounted for 39% and 23% of net sales in fiscal 2007, respectively. Two customers accounted for 48% and 25% of net sales in fiscal 2006, respectively. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses and such losses have been within management's expectations. The Company uses letter of credit terms for some of its international customers.

    The Company's cash, cash equivalents, short-term cash deposits and short-term investments are generally deposited with major financial institutions in the United States, Japan, Germany and Taiwan. The Company invests its excess cash in money market funds and short-term cash deposits. The money market funds and short-term cash deposits bear the risk associated with each fund. The money market funds have variable interest rates, and the short-term cash deposits have fixed rates. The Company has not experienced any material losses on its money market funds or short-term cash deposits.


STRATEGIC INVESTMENTS:

     The Company invests in debt and equity of private companies as part of its business strategy. These investments are carried at cost and are included in "Other Assets" in the consolidated balance sheets. If the Company determines that an other-than-temporary decline exists in the fair value of an investment, the Company writes down the investment to its fair value and records the related write-down as an investment loss in "Other Income (Expense)" in its consolidated statements of income. At May 31, 2008 and 2007, the carrying value of the strategic investments was $384,000.

INVENTORIES:

    Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out method) or market. Provisions for excess, obsolete and unusable inventories are made after management's evaluation of future demand and market conditions.

PROPERTY AND EQUIPMENT:

    Property and equipment are stated at cost less accumulated depreciation and amortization. Major improvements are capitalized, while repairs and maintenance are expensed as incurred. Leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the related lease. Furniture, fixtures, machinery and equipment are depreciated on a straight-line basis over their estimated useful lives. The ranges of estimated useful lives for furniture, fixtures, machinery and equipment are generally as follows:

Furniture and fixtures..........................  2 to 6 years

Machinery and equipment.........................  4 to 6 years

Test equipment..................................  4 to 6 years

GOODWILL:

    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets"("SFAS 142"), the Company ceased the amortization of goodwill as of June 1, 2002 and performed an initial test of goodwill impairment. The test indicated no impairment of the Company's goodwill as of June 1, 2002, the initial date of adopting SFAS 142. In accordance with the provisions of SFAS 142, the Company performed an annual goodwill impairment test as of May 31, 2008 and it indicated no impairment of the Company's goodwill as of that date.

REVENUE RECOGNITION:

    The Company's selling arrangements may include contractual customer acceptance provisions. Installation of products occur after shipment and transfer of title. The Company recognizes revenue in accordance with SAB No. 104, Revenue Recognition, corrected copy, which requires revenue to be recognized upon the shipment of products or the performance of services when:
(1) persuasive evidence of the arrangement exists; (2) services have been rendered; (3) the price is fixed or determinable; and (4) collectibility is reasonably assured. The Company defers recognition of revenue for any amounts subject to acceptance until such acceptance occurs. When multiple elements exist, the Company allocates the purchase price based on vendor specific objective evidence or third-party evidence of fair value and defers revenue recognition on the undelivered portion. Historically, these multiple deliverables have included items such as extended support provisions, training to be supplied after delivery of the systems, and test programs specific to customers' routine applications. The test programs can be written either by the customer, other firms, or the Company. The amount of revenue deferred is the greater of the fair value of the undelivered element or the contractually agreed to amounts. Royalty-based revenue related to licensing income is recognized upon the earlier of the receipt by the Company of the licensee's report related to its usage of the licensed intellectual property or upon payment by the licensee. This revenue is recorded in net sales. Provisions for the estimated future cost of warranty is recorded at the time the products are shipped. Sales tax collected from customers is not included in revenue but rather recorded as a liability due to the respective taxing authorities.

PRODUCT DEVELOPMENT COSTS AND CAPITALIZED SOFTWARE:

    Costs incurred in the research and development of new products or systems are charged to operations as incurred. Costs incurred in the development of software programs for the Company's products are charged to operations as incurred until technological feasibility of the software has been established. Generally, technological feasibility is established when the software module performs its primary functions described in its original specifications, contains features required for it to be usable in a production environment, is completely documented and the related hardware portion of the product is complete. After technological feasibility is established, any additional costs are capitalized. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use. Capitalized costs are amortized over the estimated life of the related software product using the greater of the units of sales or straight-line methods over ten years. No system software development costs were capitalized or amortized in fiscal 2008, 2007 and 2006.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

    The carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate fair value due to their short maturities.

    The Company's investments are composed primarily of government and corporate fixed income securities, certificates of deposit and commercial paper. While it is the Company's general intent to hold such securities until maturity, management will occasionally sell certain securities for cash flow purposes. Therefore, the Company's investments are classified as available-for-sale and are carried at fair value. Through May 31, 2008, no material losses had been experienced on such investments.

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

ADVERTISING COSTS

    The Company expenses all advertising costs as incurred and the amounts were not material for all periods presented.

SHIPPING AND HANDLING OF PRODUCTS

    Amounts billed to customers for shipping and handling of products are included in revenues. Costs incurred related to shipping and handling of products are included in cost of goods sold.

INCOME TAXES:

    The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This statement prescribes the use of the liability method whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

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

    Although the Company files U.S. federal, various state, and foreign tax returns, the Company's only major tax jurisdictions are the United States, California, Germany and Japan. Tax years 1996 - 2007 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

STOCK-BASED COMPENSATION:

    Prior to June 1, 2006, the Company's stock-based employee compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations, as permitted by FASB, SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The Company generally did not recognize stock-based compensation cost in its consolidated statements of income for periods prior to June 1, 2006 as most options granted had an exercise price equal to or higher than the market value of the underlying common stock on the date of the grant.

    The Company adopted the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"), using the modified prospective transition method, which requires the application of the accounting standard as of June 1, 2006, the first day of the Company's fiscal year 2007. SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at each grant date, based on the fair value of the award, and is recognized as expense over the employee's requisite service period. All of the Company's stock compensation is accounted for as an equity instrument. In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). See Notes 9 and 10 for further information regarding the stock option plan and the employee stock purchase plan. Under the modified prospective transition method, stock compensation cost has been recognized in the consolidated statements of income for stock awards granted or modified after May 31, 2006 and for stock awards granted prior to, but unvested as of, June 1, 2006.

Prior to the Adoption of SFAS No. 123(R)

     Prior to the adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's shares and the exercise price of the option. Stock-based compensation for consultants or other third parties is accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

    The following table illustrates the pro forma effect on our net income
(loss) and net income (loss) per share for the year ended May 31, 2006, if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation using the Black-Scholes valuation method (in thousands, except per share data):

                                                      Year Ended
                                                      May 31, 2006
                                                      ------------
Net income -- as reported......................             $  810

Total stock-based employee compensation expense
  determined under fair value based method for
  all awards...................................               (837)
                                                      ------------
Pro forma net loss ............................             $  (27)
                                                      ============
Net income (loss) per share:
Basic and diluted, as reported.................             $ 0.11
                                                      ============
Basic and diluted, pro forma...................             $(0.00)
                                                      ============

Impact of the Adoption of SFAS No. 123(R)

     The Company elected to adopt the modified prospective application transition method as provided by SFAS No. 123(R), and recorded $700,000 of stock compensation expenses in the consolidated statement of income for fiscal 2007. As required by SFAS No. 123(R), the Company has made an estimate of expected forfeitures and is recognizing compensation costs only for those stock-based compensation awards expected to vest.

     The following table summarizes compensation costs related to the Company's stock-based compensation for the years ended May 31, 2008 and 2007, respectively (in thousands, except per share data):


                                                       Year Ended
                                                         May 31,
                                                   ------------------
                                                     2008      2007
                                                   --------  --------
Stock-based compensation in the form of employee
  stock options and ESPP shares, included in:

Cost of sales. . . . . . . . . . . . . .               $134      $ 58
Selling, general and administrative. . .                478       386
Research and development . . . . . . . .                279       256
                                                   --------  --------
Total stock-based compensation . . . . .                891       700
Tax effect on stock-based compensation                  (18)      (14)
                                                   --------  --------
Net effect on net income . . . . . . . .               $873      $686
                                                   ========  ========
Effect on net income per share:
  Basic. . . . . . . . . . . . . . . . .              $0.11     $0.09
  Diluted. . . . . . . . . . . . . . . .              $0.10     $0.08

    Stock-based compensation expense of $16,000 and $7,000 in fiscal 2008 and 2007, respectively, is included in ending inventory and is not reflected in the above table.

    During fiscal 2008 and fiscal 2007, the Company recorded stock-based compensation related to stock options of $750,000 and $555,000, respectively.

    As of May 31, 2008, the total compensation cost related to unvested stock-based awards under the Company's 1996 Stock Option Plan and 2006 Equity Incentive Plan, but not yet recognized, was approximately $1,748,000 which is net of estimated forfeitures of $36,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.6 years.

    During fiscal 2008 and fiscal 2007, the Company recorded stock-based compensation related to its Employee Stock Purchase Plan ("ESPP") of $141,000 and $145,000, respectively.

    As of May 31, 2008, the total compensation cost related to options to purchase the Company's common shares under the ESPP but not yet recognized was approximately $108,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 1.3 years.

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

    Fair Value. The fair values of the Company's stock options granted to employees and ESPP shares in fiscal 2008 and 2007 were estimated using the following weighted average assumptions in the Black-Scholes option valuation method consistent with the provisions of SFAS No. 123(R), Securities and Exchange Commission Staff Accounting Bulletin No. 107 and the Company's prior pro forma disclosures of net income (loss), including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123).

     The fair value of our stock options granted to employees in fiscal 2008, 2007 and 2006 was estimated using the following weighted-average assumptions:

                                                Year Ended May 31,
                                        ----------------------------------
                                           2008        2007        2006
                                        ----------  ----------  ----------
Option Plan Shares
Expected Term (in years)...............          5           5           5
Volatility.............................       0.74        0.75        0.74
Expected Dividend......................      $0.00       $0.00       $0.00
Risk-free Interest Rates...............      4.59%       4.72%       4.87%
Estimated Forfeiture Rates.............         2%          4%          0%
Weighted Average Grant Date Fair Value.      $3.94       $5.19       $2.12

     The fair value of our ESPP shares for the fiscal 2008, 2007 and 2006 was estimated using the following weighted-average assumptions:

                                                 Year Ended May 31,
                                         -----------------------------------
                                             2008        2007        2006
                                         ----------- ----------- -----------
Employee Stock Purchase Plan Shares
Expected Term (in years)................  0.5 - 2.0   0.5 - 2.0   0.5 - 2.0
Volatility.............................. 0.43 - 0.69 0.49 - 0.70 0.69 - 0.80
Expected Dividend.......................    $0.00       $0.00       $0.00
Risk-free Interest Rates................ 2.21%-4.93% 4.67%-5.05% 3.96%-4.87%
Estimated Forfeiture Rates..............       0%          4%          0%
Weighted Average Grant Date Fair Value..    $2.15       $1.42       $1.27

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

    In accordance with the disclosure requirements of SFAS No. 128, "Earnings per Share," a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                   Year Ended May 31,
                                            --------------------------------
                                                2008       2007       2006
                                            ---------- ---------- ----------
Net income available to common shareholders:

Numerator: Net income.......................   $10,573     $2,428     $  810
                                            ---------- ---------- ----------
Denominator for basic net income per share:
  Weighted-average shares outstanding.......     8,013      7,751      7,515
                                            ---------- ---------- ----------
Shares used in basic per share calculation..     8,013      7,751      7,515

Effect of dilutive securities...............       495        474         90
                                            ---------- ---------- ----------
Denominator for diluted net income
  per share.................................     8,508      8,225      7,605
                                            ---------- ---------- ----------

Basic net income per share..................    $ 1.32     $ 0.31     $ 0.11
                                             =========  =========  =========
Diluted net income per share................    $ 1.24     $ 0.30     $ 0.11
                                             =========  =========  =========

    Stock options to purchase 524,000, 135,000 and 78,000 shares of common stock were outstanding on May 31, 2008, 2007 and 2006, respectively, but not included in the computation of diluted income per share, because the inclusion of such shares would be anti-dilutive.

COMPREHENSIVE INCOME (LOSS):

    SFAS No. 130 ("SFAS 130"), "Reporting Comprehensive Income," establishes standards for reporting comprehensive income (loss) and its components in financial statements. Unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments are included in the Company's components of comprehensive income (loss), which are excluded from net income (loss).

RECENT ACCOUNTING PRONOUNCEMENTS:

    In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007; therefore, the Company anticipates adopting SFAS No. 157 as of June 1, 2008. The Company is currently assessing the impact that the adoption of SFAS No. 157 may have on its consolidated financial statements.

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

    In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141(R)"). The objective of SFAS No. 141(R) is to improve the relevance, representational faithfulness, and comparability of the information that a company provides in its financial reports about a business combination and its effects. Under SFAS No. 141(R), a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration measured at their fair value at the acquisition date. It further requires that research and development assets acquired in a business combination that have no alternative future use be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, SFAS No. 141(R) also requires that "negative goodwill" be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulted in a business combination are recognized in income from continuing operations in the period of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. SFAS No. 141(R) will only impact us if the Company is involved in a business combination.

    In December 2007, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 110, extending the use, under certain circumstances, of the simplified method for developing an estimate of the expected term of share options. The Company is currently evaluating the potential impact of this issuance.

    In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 161 will have on its consolidated financial statements.

    In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect that the adoption of SFAS No. 162 will have a material impact on its consolidated financial statements.


2. AVAILABLE-FOR-SALE INVESTMENTS:

    There were no available-for-sale investments as of May 31, 2008. There was no unrealized gain (loss) as of May 31, 2008.

    Market values were determined for each individual security in our investment portfolio. The declines in value of the corporate bonds, commercial paper, U.S. government and agency obligations primarily relate to changes in the interest rates and are considered temporary in nature.

    The fair values of available-for-sale investments as of May 31, 2007 were as follows (in thousands):

                                                                Amortized  Unrealized    Fair
                                                                  Cost       Losses      Value
                                                                ---------  -----------  -------
Money market fund..............................................    $4,116         $--    $4,116
Municipal securities...........................................       500          --       500
Corporate bonds and commercial paper...........................     2,688          (1)    2,687
U.S. government and agency obligations.........................       300          --       300
                                                                ---------  -----------  -------
Total funds, bonds notes, and equity instruments...............    $7,604         $(1)    7,603
                                                                =======  =============
Less amounts classified as cash equivalents............................................  (4,616)
                                                                                        -------
     Total short-term available-for-sale investments...................................  $2,987
                                                                                        =======
Contractual maturity dates for investments in bonds and notes:
     Less than 1 year..................................................................  $2,987

   The unrealized loss as of May 31, 2007 is recorded in accumulated other comprehensive income, net of tax of zero.

3. ACCOUNTS RECEIVABLE:

     Accounts receivable comprise (in thousands):

                                                     May 31,
                                           -------------------------
                                               2008         2007
                                           ------------ ------------
Trade accounts receivable...............        $11,110       $6,701
Less: Allowance for doubtful accounts...           (183)         (87)
                                           ------------ ------------
                                                $10,927       $6,614
                                           ============ ============



                                       Additions
                           Balance at  Charged to               Balance
                           beginning   costs and                 at end
                            of year     expenses   Deductions*  of year
                           ----------  ----------  ----------  ----------
Allowance for doubtful
   accounts receivable:

     May 31, 2008                 $87        $100        $  4        $183
                           ==========  ==========  ==========  ==========

     May 31, 2007                 $70        $ 47        $ 30        $ 87
                           ==========  ==========  ==========  ==========

     May 31, 2006                 $80        $101        $111        $ 70
                           ==========  ==========  ==========  ==========


* Deductions include write-offs of uncollectible accounts and collections of amounts previously reserved.

4. INVENTORIES:

     Inventories comprise (in thousands):

                                                   May 31,
                                         -------------------------
                                             2008         2007
                                         ------------ ------------
Raw materials and subassemblies.........      $ 5,482       $4,908
Work in process.........................        4,462        4,587
Finished goods..........................          265          206
                                         ------------ ------------
                                              $10,209       $9,701
                                         ============ ============

5. PROPERTY AND EQUIPMENT:

    Property and equipment comprise (in thousands):

                                                   May 31,
                                         -------------------------
                                             2008         2007
                                         ------------ ------------
Leasehold improvements..................       $1,106       $1,110
Furniture and fixtures..................        1,171        1,101
Machinery and equipment.................        3,663        2,974
Test equipment..........................        3,320        2,930
                                         ------------ ------------
                                                9,260        8,115
Less: Accumulated depreciation
  and amortization......................       (6,982)      (6,426)
                                         ------------ ------------
                                               $2,278       $1,689
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

    Following is a summary of changes in the Company's liability for product warranties during the fiscal years ended May 31, 2008 and May 31, 2007 (in thousands):

                                                         Year ended
                                                           May 31,
                                                  -------------------------
                                                      2008         2007
                                                  ------------ ------------
Balance at the beginning of the year............          $153         $169
Accruals for warranties issued during the year..           790          219
Accruals related to pre-existing warranties
 (including changes in estimates)...............            --           --
Settlements made during the year
 (in cash or in kind)...........................          (556)        (235)
                                                  ------------ ------------
Balance at the end of the year..................          $387         $153
                                                  ============ ============

    The accrued warranty balance is included in accrued expenses on the accompanying consolidated balance sheets.

7. ACCRUED EXPENSES:

    Accrued expenses comprise (in thousands):

                                                   May 31,
                                         -------------------------
                                             2008         2007
                                         ------------ ------------
Commissions and bonuses.................       $  605       $  543
Taxes payable...........................          567          481
Payroll related.........................        1,055          916
Warranty................................          387          153
Other...................................        1,080          834
                                         ------------ ------------
                                               $3,694       $2,927
                                         ============ ============

8.  INCOME TAXES:

    Domestic and foreign components of income (loss) before income tax expense (benefit) are as follows (in thousands):

                                           Year Ended May 31,
                                  --------------------------------------
                                       2008         2007         2006
                                  ------------ ------------ ------------
Domestic.........................       $5,440       $2,239       $1,075
Foreign..........................          531          264         (286)
                                  ------------ ------------ ------------
                                        $5,971       $2,503       $  789
                                  ============ ============ ============


    The income tax expense (benefit) consists of the following (in thousands):

                                            Year Ended May 31,
                                   --------------------------------------
                                       2008          2007         2006
                                   ------------ ------------ ------------
Federal income taxes:
  Current.........................      $   115          $33         $ 17
  Deferred........................       (3,186)          --           --
State income taxes:
  Current.........................          108           22           --
  Deferred........................         (453)          --           --
Foreign income taxes:
  Current.........................          (97)          20          (38)
  Deferred........................       (1,089)          --           --
                                   ------------ ------------ ------------
                                        $(4,602)         $75         $(21)
                                   ============ ============ ============

   The Company's effective tax rate differs from the U.S. federal statutory tax rate, as follows:

                                            Year Ended May 31,
                                   --------------------------------------
                                       2008          2007         2006
                                   ------------ ------------ ------------
U.S. federal statutory tax rate...       34.0 %       34.0 %       34.0 %
State taxes, net of federal tax
  effect..........................       (6.1)         0.9          --
Foreign rate differential.........      (23.1)        (3.9)         7.5
Stock-based compensation..........        3.4          8.2          --
Research and development credit...       (7.1)        (4.0)       (10.1)
Change in valuation allowance ....      (76.6)       (33.1)       (34.9)
Other.............................       (1.6)         0.2          0.9
                                   ------------ ------------ ------------
Effective tax rate................      (77.1)%        2.3 %       (2.6)%
                                   ============ ============ ============

   The components of the net deferred tax asset (liability) are as follows (in thousands):

                                                           May 31,
                                                -------------------------
                                                    2008          2007
                                                ------------ ------------

  Net operating losses.....................          $1,225      $ 5,083
  Credit carryforwards.....................           2,888        1,864
  Inventory reserves.......................           1,628        1,282
  Reserves and accruals....................           2,138          787
  Other....................................             947          933
                                                ------------ ------------
                                                      8,826        9,949

Less: Valuation allowance..................          (3,883)      (9,949)
                                                ------------ ------------
Net deferred tax asset.....................          $4,943      $    --
                                                ============ ============

    The valuation allowance decreased by $6.1 million during fiscal 2008, $1.1 million during fiscal 2007, and $206,000 during fiscal 2006. As of May 31, 2007, the Company concluded that it is not more likely than not that the deferred tax assets would be realized and therefore provided a full valuation allowance against the deferred tax assets. During the year ended May 31, 2008, based upon the Company current level of profitability and the level of forecasted future earnings, it became more likely than not that $4.9 million of the deferred tax assets would be realized and the valuation allowance was adjusted accordingly. In evaluating the realizability of the deferred tax assets, the Company considered all positive evidence against any potential negative evidence in determining that it was more likely than not these assets would be realized. The Company will continue to evaluate the need for a valuation allowance against its deferred tax assets on a quarterly basis.

    At May 31, 2008, the Company had federal and state net operating loss carryforwards of approximately $4.5 million and $3.4 million, respectively. These carryforwards will begin to expire in 2024 and 2014, respectively. At May 31, 2008, the Company also had federal and state research and development tax credit carryforwards of approximately $1.1 million and $2.7 million, respectively. The federal credit carryforward will begin to expire in 2016, and the California credit will carryforward indefinitely. These carryforwards may be subject to certain limitations on annual utilization in case of a change in ownership, as defined by tax law. The Company also has alternative minimum tax credit carryforwards of $264,000 for federal tax purposes and $19,000 for state purposes at May 31, 2008. The credits may be used to offset regular tax and do not expire.

    The Company has made no provision for U.S. income taxes on undistributed earnings of certain foreign subsidiaries because it is the Company's intention to permanently reinvest such earnings in its foreign subsidiaries. If such earnings were distributed, the Company would be subject to additional U.S. income tax expense. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

    Foreign net operating loss carryforwards of approximately $326,000 are available to reduce future foreign taxable income. The foreign net operating losses will begin to expire in 2012.

    The Company adopted the provisions of FIN No. 48 on June 1, 2007. The cumulative effect of adopting FIN No. 48 was a $127,000 decrease to accumulated deficit and a decrease to income tax liability.

    The aggregate changes in the balance of gross unrecognized tax benefits during the year were as follows: (in thousands)

                                                             Year ended
                                                            May 31, 2008
                                                            ------------
Beginning balance as of June 1, 2007 (upon adoption) ....         $1,005
Increases related to prior year tax positions............              4
Increases related to current year tax positions .........            159
Decreases related to lapse of statute of limitations.....            (25)
                                                            ------------
Ending balance at May 31, 2008...........................         $1,143
                                                            ============

    If the ending balance of $1,143,000 of unrecognized tax benefits at May 31, 2008 were recognized, approximately $280,000 would affect the effective income tax rate. In accordance with the Company's accounting policy, it recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. This policy did not change as a result of the adoption of FIN No. 48. The Company had accrued interest and penalties of $17,000 at May 31, 2008, and $16,000 as of the date of adoption of FIN No. 48.

    Although the Company files U.S. federal, various state, and foreign tax returns, the Company's only major tax jurisdictions are the United States, California, Germany and Japan. Tax years 1996 - 2007 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.


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

    As of May 31, 2008, out of the 1,616,097 shares authorized for grant under the 1996 Stock Option Plan and 2006 Equity Incentive Plan, approximately 1,265,805 shares had been granted.

    The following table summarizes the Company's stock option transactions during fiscal 2008, 2007 and 2006 (in thousands, except per share data):

                                            Outstanding Options
                                --------------------------------------------
                                                        Weighted
                                              Number    Average    Aggregate
                                 Available      of      Exercise   Intrinsic
                                  Shares      Shares      Price      Value
                                ----------   --------  ---------  ----------
Balances, May 31, 2005........         473      1,236      $4.31       $  38

  Options granted.............        (320)       320      $3.03
  Options terminated..........         181       (181)     $5.90
  Options exercised...........          --       (106)     $3.77
                                ----------   --------
Balances, May 31, 2006........         334      1,269      $3.81      $3,234

  Options granted.............        (194)       194      $7.98
  Additional shares reserved..         600         --
  Options terminated..........           5         (5)     $5.02
  Options exercised...........          --       (108)     $4.07
                                ----------   --------
Balances, May 31, 2007........         745      1,350      $4.38      $2,633
  Options granted.............        (422)       422      $6.24
  Options terminated..........          27        (27)     $6.02
  Options exercised...........          --       (479)     $4.18
                                ----------   --------
Balances, May 31, 2008........         350      1,266      $5.05      $4,632
                                ==========   ========

Options exercisable and expected to be
  exercisable at May 31, 2008                   1,240      $5.05      $4,539
                                             ========

    The options outstanding and exercisable at May 31, 2008 were in the following exercise price ranges (in thousands, except per share data):

                     Options Outstanding              Options Exercisable
                       at May 31, 2008                  at May 31, 2008
            --------------------------------  --------------------------------------
                        Weighted                               Weighted
                        Average     Weighted  Number  Weighted Average
   Range of   Number    Remaining   Average   Exer-   Average  Remaining   Aggregate
   Exercise Outstanding Contractual Exercise  cisable Exercise Contractual Intrinsic
    Prices    Shares   Life (Years)  Price    Shares   Price   Life (Years)  Value
----------- ----------- ----------- --------  ------- -------- ----------- ---------
$2.49-$3.63         443      3.35      $3.09      368    $3.14       3.21
$3.66-$4.08         144      2.45      $3.92      142    $3.92       2.43
$4.25-$4.95          63      1.30      $4.46       61    $4.47       1.26
$5.25-$6.25         424      3.99      $6.11      120    $6.10       3.70
$8.00-$9.30         192      4.90      $8.24       79    $8.29       4.94
            -----------                       -------
$2.49-$9.30       1,266      3.59      $5.05      770    $4.38       3.16    $3,334
            ===========                       =======


    The total intrinsic value of options exercised during fiscal 2008 was $1,452,000. The weighted average contractual life of the options exercisable and expected to be exercisable at May 31, 2008 was 3.6 years.

    Options to purchase 770,383, 971,519 and 829,464 shares were exercisable at May 31, 2008, 2007 and 2006, respectively. These exercisable options had weighted average exercise prices of $4.38, $4.08 and $4.05 of May 31, 2008, 2007 and 2006, respectively.

10.  EMPLOYEE BENEFIT PLANS:

EMPLOYEE STOCK BONUS PLAN:

    The Company has a non-contributory, trusteed employee stock bonus plan for full-time employees who have completed three consecutive months of service and for part-time employees who have completed one year of service and have attained an age of 21. The Company can contribute either shares of the Company's stock or cash to the plan. The contribution is determined annually by the Company and cannot exceed 15% of the annual aggregate salaries of those employees eligible for participation in the plan. On May 31, 2007, the Company converted the Aehr Test Systems Employee Stock Bonus Plan into the Aehr Test Systems Employee Stock Ownership Plan (the "Plan"). The stock bonus plan was converted to an employee stock ownership plan ("ESOP") to enable the Plan to better comply with changes in the law regarding Company stock. Individuals' account balances vest at a rate of 20% per year commencing upon completion of two years of service. Non-vested balances, which are forfeited, are allocated to the remaining employees in the Plan. Under the Plan provisions, each employee who reaches age fifty-five (55) and has been a participant in the Plan for ten years will be offered an election each year to direct the transfer of up to 25% of his/her ESOP account to the employee self-directed account in the Savings & Retirement Plan. For anyone who meets the above prerequisites, the first election to diversify holdings will be offered after May 31, 2008. In the sixth year, employees will be able to diversify up to 50% of their ESOP accounts. Contributions of $177,000, $155,250 and $122,000 were authorized for the plan during fiscal 2008, 2007 and 2006, respectively. Contributions of 18,895 shares were contributed to the ESOP during fiscal 2007 for fiscal 2006. Contributions of 25,661 shares were contributed to the ESOP during fiscal 2008 for fiscal 2007. The contribution for fiscal 2008 is pending.

401(K) PLAN:

    The Company maintains a defined contribution savings plan (the "401(k) Plan") to provide retirement income to all qualified employees of the Company. The 401(k) Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan is funded by voluntary pre-tax contributions from employees. Contributions are invested, as directed by the participant, in investment funds available under the 401(k) Plan. The Company is not required to make, and did not make any contributions to the 401(k) Plan during fiscal 2008, 2007 and 2006.

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

    In October 2006, the Company's shareholders approved the 2006 Employee Stock Purchase Plan ("2006 Purchase Plan"). A total of 200,000 shares of the Company's common stock were reserved for issuance under the 2006 Purchase Plan. The 2006 Purchase Plan has consecutive, overlapping, twenty-four month offering periods. Each twenty-four month offering period includes four six month purchase periods. The offering periods generally begin on the first trading day on or after April 1 and October 1 each year. The first exercise date under the 2006 Purchase Plan was April 1, 2007. All employees who work a minimum of 20 hours per week and are customarily employed by the Company (or an affiliate thereof) for at least five months per calendar year are eligible to participate. Under the 2006 Purchase Plan, shares are purchased through employee payroll deductions at exercise prices equal to 85% of the lesser of the fair market value of the Company's common stock at either the first day of an offering period or the last day of the purchase period. If a participant's rights to purchase stock under all employee stock purchase plans of the Company accrue at a rate which exceeds $25,000 worth of stock for a calendar year, such participant may not be granted an option to purchase stock under the 2006 Purchase Plan. For the years ended May 31, 2008, 2007 and 2006, approximately 34,000, 43,000, and 42,000 shares of common stock, respectively, were issued under the plans. To date, 446,648 shares have been issued under the plans.

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

12.  OTHER INCOME (EXPENSE), NET:

    Other income (expense), net comprises the following (in thousands):

                                            Year Ended May 31,
                                    -----------------------------------
                                       2008         2007         2006
                                    ----------- ----------- -----------
Foreign exchange gain (loss)......         $(48)       $(18)       $  5
Income from investment  ..........           --         936         119
Other, net........................          (23)         43         (45)
                                    ----------- ----------- -----------
                                           $(71)       $961        $ 79
                                    =========== =========== ===========

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

    The following presents information about the Company's operations in different geographic areas (in thousands):

                                   United                        Adjust-
                                   States     Asia     Europe     ments     Total
                                  --------- --------- --------- --------- ---------
2008:
  Net sales......................   $36,818   $19,945    $1,352  $(19,074)  $39,041
  Portion of U.S. net sales
    from export sales............    21,698        --        --        --    21,698
  Income from operations.........     5,147       709        35       (80)    5,811
  Identifiable assets............    52,431     5,526     1,660   (14,418)   45,199
  Long-lived assets..............     2,193        67        18        --     2,278

2007:
  Net sales......................   $24,882    $4,104    $1,161  $ (2,796)  $27,351
  Portion of U.S. net sales
    from export sales............     9,127        --        --        --     9,127
  Income from operations.........       669       368         7         7     1,051
  Identifiable assets............    37,165     2,405     1,038   (11,933)   28,675
  Long-lived assets..............     1,607        72        10        --     1,689

2006:
  Net sales......................   $21,896    $2,326    $1,241  $ (1,662)  $23,801
  Portion of U.S. net sales
    from export sales............    18,318        --        --        --    18,318
  Income (loss) from operations..       658      (153)      (54)        4       455
  Identifiable assets............    33,578       897       902   (10,484)   24,893
  Long-lived assets..............       802       127        30        --       959

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

14.  RELATED PARTY TRANSACTIONS:

    The Company has entered into transactions with ESA Electronics Pte Ltd. ("ESA") in which the Company owned a 12.5% interest at May 31, 2008, 2007 and 2006. ESA purchased goods from the Company for approximately $7,000, $15,000 and $215,000 during fiscal 2008, 2007 and 2006, respectively. In addition, the Company purchased goods from ESA for approximately $2,000, $1,000 and $77,000 in fiscal 2008, 2007 and 2006, respectively. At May 31, 2008 and 2007, the Company had no amounts payable to ESA. At May 31, 2008 and 2007, the Company had no amounts receivable from ESA.

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

    Minimum annual rentals payments under operating leases in each of the next five fiscal years and thereafter are as follows (in thousands):

Years Ending May 31,
2009....................................      $  642
2010....................................         657
2011....................................         577
2012....................................         542
2013....................................         555
Thereafter..............................       1,213
                                              ------
Total                                         $4,186
                                              ======

    Rental expense for the years ended May 31, 2008, 2007 and 2006 was approximately $927,000, $927,000 and $881,000, respectively.

    At May 31, 2008, the Company had a $50,000 certificate of deposit held by a financial institution representing a security deposit for its United States manufacturing and office space lease. This amount is included in "Other Assets" on the consolidated balance sheets.

PURCHASE OBLIGATIONS

    The Company has purchase obligations to certain suppliers. In some cases the products the Company purchases are unique and have provisions against cancellation of the order. At May 31, 2008, the Company had approximately $3.6 million of purchase obligations which are due within the following 12 months. This amount does not include contractual obligations recorded on the consolidated balance sheets as liabilities.

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

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

    The following table (presented in thousands, except per share data) sets forth selected unaudited condensed consolidated statements of income data for each of the four quarters of the fiscal years ended May 31, 2008 and 2007.
The unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in the Company's opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair statement of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period and should be read in conjunction with the audited consolidated financial statements of the Company's and the notes thereto included elsewhere herein.


                                                      Three Months Ended
                                        ------------------------------------------
                                         Aug. 31,   Nov. 30,   Feb. 29,    May 31,
                                           2007       2007       2008       2008
                                        ---------  ---------  ---------  ---------
Net sales..............................    $7,660     $9,675    $10,792    $10,914
Gross profit...........................    $4,181     $4,884    $ 5,530    $ 5,374
Net income.............................    $  779     $1,366    $ 1,926    $ 6,502
Net income per share (basic)...........    $ 0.10     $ 0.17    $  0.24    $  0.79
Net income per share (diluted).........    $ 0.09     $ 0.16    $  0.23    $  0.74

                                                      Three Months Ended
                                        ------------------------------------------
                                         Aug. 31,   Nov. 30,   Feb. 28,    May 31,
                                           2006       2006       2007       2007
                                        ---------  ---------  ---------  ---------
Net sales..............................    $7,136     $6,249     $5,687     $8,279
Gross profit...........................    $3,253     $2,959     $3,318     $4,383
Net income.............................    $  557     $  687     $  265     $  919
Net income per share (basic)...........    $ 0.07     $ 0.09     $ 0.03     $ 0.12
Net income per share (diluted).........    $ 0.07     $ 0.08     $ 0.03     $ 0.11

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

Item 9A(T).   Controls and Procedures

    (a)  Evaluation of disclosure controls and procedures.

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

    (b)  Management's report on internal control over financial reporting.

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that the Company's internal control over financial reporting was effective as of May 31, 2008. This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

    (c)  Changes in internal controls over financial reporting.

         There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

    None.



                                 PART III

Item 10.   Directors, Executive Officers and Corporate Governance

    The information required by this item relating to directors is incorporated by reference to the information under the caption "Proposal 1 -- Election of Directors" in the Proxy Statement. The information required by this item relating to executive officers is incorporated by reference to the information under the caption "Management -- Executive Officers and Directors of the Company" at the end of Part I of this report on Form 10-K. Information regarding Section 16 reporting compliance is incorporated herein by reference under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement.

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

Item 14.   Principal Accounting Fees and Services

    The information required by this item is incorporated by reference to the section entitled "Independent Registered Accounting Firm's Fees" of the Proxy Statement.


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

      3.      Exhibits

              See Item 15(b) below.

(b) Exhibits

    The following exhibits are filed as part of or incorporated by reference into this Report:

Exhibit
  No.                                Description
-------     -----------------------------------------------------------------

  3.1(1)    Restated Articles of Incorporation of Registrant.
  3.2(1)    Bylaws of Registrant.
  4.1(2)    Form of Common Stock certificate.
  4.2(3)    2006 Equity Incentive Plan.
  4.3(3)    2006 Employee Stock Purchase Plan.
 10.1(1)    Amended 1986 Incentive Stock Plan and form of agreement
            thereunder.
 10.2(2)    1996 Stock Option Plan (as amended and restated) and forms of
            Incentive Stock Option Agreement and Nonstatutory Stock Option
            Agreement thereunder.
 10.3(2)    1997 Employee Stock Purchase Plan and form of subscription agreement thereunder.
 10.4(2)    Form of Indemnification Agreement entered into between Registrant and its directors and executive officers.
 10.5(1)    Capital Stock Purchase Agreement dated September 11, 1979 between
            Registrant and certain holders of Common Stock.
 10.6(1)    Capital Stock Investment Agreement dated April 12, 1984 between
            Registrant and certain holders of Common Stock.
 10.7(1)    Amendment dated September 17, 1985 to Capital Stock Purchase
            Agreement dated April 12, 1984 between Registrant and certain holders of Common Stock.
 10.8(1)    Amendment dated February 26, 1990 to Capital Stock Purchase
            Agreement dated April 12, 1984 between Registrant and certain holders of Common Stock.
 10.9(1)    Stock Purchase Agreement dated September 18, 1985 between
            Registrant and certain holders of Common Stock.
 10.10(1)   Common Stock Purchase Agreement dated February 26, 1990 between
            Registrant and certain holders of Common Stock.
 10.11(1)   Lease dated May 14, 1991 for facilities located at 1667 Plymouth
            Street, Mountain View, California.
 10.12(4)   Lease dated August 3, 1999 for facilities located at Building C,
            400 Kato Terrace, Fremont, California.
 10.13(5)   Preferred Shares Rights Agreement dated March 5, 2001.
 10.14(6)   Form of Change of Control Agreement.
 10.15(8)   First Amendment dated May 06, 2008 for facilities located at
            400 Kato Terrace, Fremont, California.
 16.1(7)    Letter dated December 9, 2005 regarding change in Certifying
            Accountant.
 21.1(1)    Subsidiaries of the Company.
 23.1       Consent of Burr, Pilger & Mayer LLP - Independent Registered
            Public Accounting Firm.
 24.1       Power of Attorney (see page 55).
 31.1       Certification Statement of Chief Executive Officer pursuant to
            Section 302(a) of the Sarbanes-Oxley Act of 2002.
 31.2       Certification Statement of Chief Financial Officer pursuant to
            Section 302(a) of the Sarbanes-Oxley Act of 2002.
 32         Certification of Chief Executive Officer and Chief Financial
            Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
------------------------
(1) Incorporated by reference to the same-numbered exhibit previously filed with the Company's Registration Statement on Form S-1 filed June 11, 1997 (File No. 333-28987).

(2) Incorporated by reference to the same-numbered exhibit previously filed with Amendment No.1 to the Company's Registration Statement on Form S-1 filed July 17, 1997 (File No. 333-28987).

(3) Incorporated by reference to the exhibit previously filed with the Company's Registration Statement on Form S-8 filed October 27, 2006 (File No. 333-138249).

(4) Incorporated by reference to the same-numbered exhibit previously filed with the Company's Form 10-K for the year ended May 31, 1999 filed August 30, 1999 (File No. 000-22893).

(5) Incorporated by reference to the Exhibit No. 4.1 previously filed with the Company's Current Report on Form 8-K filed March 28, 2001 (File No. 000-22893).

(6) Incorporated by reference to the same-numbered exhibit previously filed with the Company's Form 10-K for the year ended May 31, 2001 filed August 29, 2001 (File No. 000-22893).

(7) Incorporated by reference to the same-numbered exhibit previously filed with the Company's Current Report on Form 8-K filed December 9, 2005 (File No. 000-22893).

(8) Incorporated by reference to the same-numbered exhibit previously filed with the Company's Current Report on Form 8-K filed May 9, 2008 (File No. 000-22893).

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 28, 2008
                                AEHR TEST SYSTEMS

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

        Signature                          Title                     Date
-------------------------  ----------------------------------  ---------------
                           Chief Executive Officer             August 28, 2008
                            and Chairman of the
 /s/ RHEA J. POSEDEL        Board of Directors
-------------------------   (Principal Executive Officer)
    Rhea J. Posedel
                           Vice President of Finance           August 28, 2008
                            and Chief Financial Officer
 /s/ GARY L. LARSON         (Principal Financial and
-------------------------   Accounting Officer)
    Gary L. Larson


 /s/ ROBERT R. ANDERSON    Director                            August 28, 2008
-------------------------
    Robert R. Anderson


 /s/ WILLIAM W. R. ELDER   Director                            August 28, 2008
-------------------------
    William W. R. Elder


 /s/ MUKESH PATEL          Director                            August 28, 2008
-------------------------
    Mukesh Patel


 /s/ MARIO M. ROSATI       Director                            August 28, 2008
--------------------------
    Mario M. Rosati