Form 10-Q
period 2008-08-31
AEHR TEST SYSTEMS
filed 2008-10-14
CIK 1040470

                                    FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 2008.

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

                    (Item 1)      YES  X       NO
                                      ---         ---

                    (Item 2)      YES  X       NO
                                      ---         ---

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer                    Accelerated filer
                        ---                                   ---
Non-accelerated filer  X                   Smaller reporting company
                      ---                                            ---
(Do not check if a smaller reporting company)

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                  YES          NO  X
                                      ---         ---


     Number of shares of common stock, $0.01 par value, outstanding at September 30, 2008 was 8,402,720.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED AUGUST 31, 2008

                                     INDEX



PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
               August 31, 2008 and May 31, 2008 . . . . . . . . . . . .   4

          Condensed Consolidated Statements of Income for the
               three months ended August 31, 2008 and 2007  . . . . . .   5

          Condensed Consolidated Statements of Cash Flows for the
               three months ended August 31, 2008 and 2007  . . . . . .   6

          Notes to Condensed Consolidated Financial Statements. . . . .   7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations. . . . . . . . . . . . . . . .  15

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risks. .  18

ITEM 4.  Controls and Procedures. . . . . . . . . . . . . . . . . . . .  19


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . .  19

ITEM 1A. Risk Factors   . . . . . . . . . . . . . . . . . . . . . . . .  19

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds. .  26

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

                        PART I.  FINANCIAL STATEMENTS

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                               AEHR TEST SYSTEMS
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                   August 31,     May 31,
                                                      2008         2008
                                                 -----------  -----------
                                                                   (1)
                        ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . .    $ 7,452      $15,648
  Short-term investments. . . . . . . . . . . . .      2,000           --
  Accounts receivable, net of allowances for
    doubtful accounts of $286 and $183 at
    August 31, 2008 and May 31, 2008,
    respectively  . . . . . . . . . . . . . . . .     16,948       10,927
  Inventories . . . . . . . . . . . . . . . . . .     10,767       10,209
  Deferred income taxes . . . . . . . . . . . . .      2,521        3,043
  Prepaid expenses and other. . . . . . . . . . .        556          396
                                                 -----------  -----------
    Total current assets  . . . . . . . . . . . .     40,244       40,223

Property and equipment, net . . . . . . . . . . .      2,378        2,278
Goodwill. . . . . . . . . . . . . . . . . . . . .        274          274
Deferred income taxes . . . . . . . . . . . . . .      1,900        1,900
Other assets. . . . . . . . . . . . . . . . . . .        518          524
                                                 -----------  -----------
    Total assets  . . . . . . . . . . . . . . . .    $45,314      $45,199
                                                 ===========  ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . .    $ 2,414      $ 2,981
  Accrued expenses. . . . . . . . . . . . . . . .      3,179        3,694
  Deferred revenue. . . . . . . . . . . . . . . .        204          186
                                                 -----------  -----------
    Total current liabilities . . . . . . . . . .      5,797        6,861

Income tax payable. . . . . . . . . . . . . . . .        298          297
Deferred lease commitment . . . . . . . . . . . .        314          269
                                                 -----------  -----------
    Total liabilities . . . . . . . . . . . . . .      6,409        7,427
                                                 -----------  -----------
Shareholders' equity:
  Common stock, $0.01 par value:
    Issued and outstanding: 8,403 shares and
    8,359 shares at August 31, 2008 and
    May 31, 2008, respectively. . . . . . . . . .         84           84
  Additional paid-in capital. . . . . . . . . . .     43,283       42,796
  Accumulated other comprehensive income. . . . .      2,176        2,395
  Accumulated deficit . . . . . . . . . . . . . .     (6,638)      (7,503)
                                                 -----------  -----------
    Total shareholders' equity  . . . . . . . . .     38,905       37,772
                                                 -----------  -----------
    Total liabilities and shareholders' equity. .    $45,314      $45,199
                                                 ===========  ===========

(1) The condensed consolidated balance sheet at May 31, 2008 has been derived from the audited consolidated financial statements at that date.

               The accompanying notes are an integral part of these
                   condensed consolidated financial statements.

                              AEHR TEST SYSTEMS
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (Unaudited)

                                                 Three Months Ended
                                                     August 31,
                                               ----------------------
                                                   2008        2007
                                               ----------  ----------
Net sales. . . . . . . . . . . . . . . . . . .     $9,690      $7,660
Cost of sales. . . . . . . . . . . . . . . . .      4,772       3,479
                                               ----------  ----------
Gross profit . . . . . . . . . . . . . . . . .      4,918       4,181
                                               ----------  ----------
Operating expenses:
  Selling, general and administrative. . . . .      2,085       1,816
  Research and development . . . . . . . . . .      1,478       1,648
                                               ----------  ----------
      Total operating expenses . . . . . . . .      3,563       3,464
                                               ----------  ----------
      Income from operations . . . . . . . . .      1,355         717

Interest income. . . . . . . . . . . . . . . .         63          75
Other income (expense), net  . . . . . . . . .         (7)          2
                                               ----------  ----------
      Income before income tax expense . . . .      1,411         794

Income tax expense . . . . . . . . . . . . . .        546          15
                                               ----------  ----------
Net income . . . . . . . . . . . . . . . . . .     $  865      $  779
                                               ==========  ==========

Net income per share - basic . . . . . . . . .     $ 0.10      $ 0.10
Net income per share - diluted . . . . . . . .     $ 0.10      $ 0.09


Shares used in per share calculations:
  Basic  . . . . . . . . . . . . . . . . . . .      8,395       7,827
  Diluted. . . . . . . . . . . . . . . . . . .      8,753       8,301




            The accompanying notes are an integral part of these
                condensed consolidated financial statements.

                                   AEHR TEST SYSTEMS
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (in thousands)
                                      (Unaudited)

                                                      Three Months Ended
                                                          August 31,
                                                   ----------------------
                                                       2008        2007
                                                   ----------  ----------
Cash flows from operating activities:
  Net income....................................      $   865      $  779
  Adjustments to reconcile net income to
    net cash used in operating  activities:
    Stock compensation expense..................          286         193
    Provision for doubtful accounts.............          103         (19)
    Depreciation and amortization...............          139         118
    Deferred income taxes.......................          522          --
    Changes in operating assets and liabilities:
      Accounts receivable.......................       (6,256)        (74)
      Inventories...............................         (547)       (919)
      Deferred lease commitment.................           45         (22)
      Accounts payable..........................         (569)       (584)
      Income tax payable........................            1          --
      Accrued expenses and deferred revenue.....         (490)       (414)
      Prepaid expenses and other................         (158)          2
                                                   ----------  ----------
        Net cash used in
          operating activities..................       (6,059)       (940)
                                                   ----------  ----------
Cash flows from investing activities:

    Purchase of investments.....................       (1,999)       (200)
    Proceeds from sales and maturity
      of investments............................           --        2,141
    Purchase of property and equipment .........         (241)        (41)
    Increase in other assets....................           --          (1)
                                                   ----------  ----------
        Net cash (used in) provided by
          investing activities..................       (2,240)      1,899
                                                   ----------  ----------
Cash flows from financing activities:
    Proceeds from issuance of common stock
      and exercise of stock options.............          190          55
                                                   ----------  ----------
        Net cash provided by
          financing activities..................          190          55
                                                   ----------  ----------

Effect of exchange rates on cash................          (87)         96
                                                   ----------  ----------
        Net increase (decrease) in cash and
          cash equivalents......................       (8,196)      1,110

Cash and cash equivalents, beginning of period..       15,648       6,564
                                                   ----------  ----------
Cash and cash equivalents, end of period........      $ 7,452      $7,674
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

    In the opinion of management, the unaudited condensed consolidated financial statements for the interim periods presented reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the condensed consolidated financial position and results of operations as of and for such periods indicated. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2008. Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

    PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Aehr Test Systems and its subsidiaries (collectively, the "Company," "we," "us," and "our"). All significant intercompany balances have been eliminated in consolidation.

    ACCOUNTING ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from those estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

2.  STOCK-BASED COMPENSATION

    On June 1, 2006, the Company began accounting for stock options and employee stock purchase plan ("ESPP") shares under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004),"Share-Based Payment" ("SFAS No. 123(R)"), using the modified prospective transition method, which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at each grant date, based on the fair value of the award, and is recognized as expense over the employee's requisite service period. All of the Company's stock compensation is accounted for as an equity instrument. The Company's condensed consolidated financial statements for the three months ended August 31, 2008 and 2007 reflect the impact of SFAS No. 123(R). See Notes 9 and 10 in the Company's Annual Report on Form 10-K for fiscal 2008 filed on August 29, 2008 for further information regarding the stock option plan and the employee stock purchase plan.

    The following table summarizes compensation costs related to the Company's stock-based compensation for the three months ended August 31, 2008 and 2007, respectively (in thousands, except per share data):

                                              Three Months Ended   Three Months Ended
                                               August 31, 2008       August 31, 2007
                                              ------------------   ------------------
Stock-based compensation in the form of
  employee stock options and ESPP shares,
  included in:

Cost of sales  . . . . . . . . . . . . . . .                $ 39                $ 11
Selling, general and administrative  . . . .                 155                 113
Research and development . . . . . . . . . .                  92                  69
                                              ------------------   -----------------
Total stock-based compensation . . . . . . .                 286                 193
Tax effect on stock-based compensation . . .                (123)                  4
                                              ------------------   -----------------
Net effect on net income . . . . . . . . . .                $163                $189
                                              ==================   =================
Effect on net income per share:
  Basic  . . . . . . . . . . . . . . . . . .               $0.02               $0.02
  Diluted  . . . . . . . . . . . . . . . . .               $0.02               $0.02


    Stock-based compensation expense of $11,000 and $21,000 for the three months ended August 31, 2008 and 2007, respectively, is included in ending inventory and is not reflected in the above table. As of August 31, 2008, stock-based compensation costs of $42,000 are capitalized as part of inventory.

    During the three months ended August 31, 2008 and 2007, the Company recorded stock-based compensation related to stock options of $251,000 and $158,000, respectively.

    As of August 31, 2008, the total compensation cost related to unvested stock-based awards under the Company's 1996 Stock Option Plan and 2006 Equity Incentive Plan, but not yet recognized, was approximately $3,087,000, which is net of estimated forfeitures of $63,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 3.0 years.

    During the three months ended August 31, 2008 and 2007, the Company recorded stock-based compensation related to its ESPP of $35,000 and $35,000, respectively.

    As of August 31, 2008, the total compensation cost related to options to purchase the Company's common shares under the ESPP but not yet recognized was approximately $106,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 1.3 years.

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

    Fair Value. The fair values of the Company's stock options granted to employees and ESPP shares for the three months ended August 31, 2008 and 2007 were estimated using the following weighted average assumptions in the Black-Scholes valuation model consistent with the provisions of SFAS No. 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107.

    The fair value of our stock options granted to employees for the three months ended August 31, 2008 and 2007 was estimated using the following weighted-average assumptions:

                                                    Three months ended
                                                         August 31,
                                                 ---------------------
                                                    2008         2007
                                                 --------     --------
Option Plan Shares
Expected Term (in years)....................           5            5
Volatility..................................        0.72         0.74
Expected Dividend...........................       $0.00        $0.00
Risk-free Interest Rates....................        3.52%        4.78%
Estimated Forfeiture Rate...................           2%           4%
Weighted Average Grant Date Fair Value......       $6.09        $3.84


    The fair value of our ESPP shares for the three months ended August 31, 2008 and 2007, respectively, was estimated using the following weighted-average assumptions:

                                                    Three months ended
                                                         August 31,
                                                -------------------------
                                                    2008          2007
                                                -----------   -----------
Employee Stock Purchase Plan Shares
Expected Term (in years)....................     0.5 - 2.0     0.5 - 2.0
Volatility..................................    0.62 - 0.80   0.50 - 0.69
Expected Dividend...........................       $0.00        $0.00
Risk-free Interest Rates....................    2.0% - 2.6%   4.7% - 4.9%
Estimated Forfeiture Rate...................          0%           4%
Weighted Average Grant Date Fair Value......       $2.28        $2.24


    The following table summarizes the stock option transactions during the three months ended August 31, 2008 (in thousands, except per share data):

                                            Outstanding Options
                                ---------------------------------------------
                                                        Weighted
                                              Number    Average    Aggregate
                                 Available      of      Exercise   Intrinsic
                                  Shares      Shares      Price      Value
                                ----------   --------  ---------  ----------
Balances, May 31, 2008........         350      1,266      $5.05      $4,632

  Options granted.............        (268)       268     $10.03
  Options terminated..........           2         (2)     $5.17
  Options exercised...........          --        (44)     $4.35
                                ----------   --------
Balances, August 31, 2008.....          84      1,488      $5.97        $604
                                ==========   ========

Options exercisable and expected to be
  exercisable at August 31, 2008                1,458      $5.78        $592
                                             ========

    The options outstanding and exercisable at August 31, 2008 were in the following exercise price ranges:

                     Options Outstanding              Options Exercisable
                     at August 31, 2008               at August 31, 2008
            --------------------------------  --------------------------------------
                        Weighted                               Weighted
                        Average     Weighted  Number  Weighted Average
   Range of   Number    Remaining   Average   Exer-   Average  Remaining   Aggregate
   Exercise Outstanding Contractual Exercise  cisable Exercise Contractual Intrinsic
    Prices    Shares   Life (Years)  Price    Shares   Price   Life (Years)  Value
----------- ----------- ----------- --------  ------- -------- ----------- ---------
$2.49-$3.63         421      3.11      $3.08      366    $3.12       3.00
$3.66-$4.08         139      2.25      $3.92      138    $3.92       2.23
$4.35-$4.60          53      1.29      $4.45       53    $4.45       1.29
$5.91-$7.00         420      3.74      $6.11      142    $6.11       3.50
$7.28-$10.93        455      4.74      $9.30      101    $8.43       4.67
            -----------                       -------
$2.49-$10.93      1,488      3.64      $5.97      800    $4.55       3.06       $521
            ===========                       =======


    The total intrinsic value of options exercised for the three months ended August 31, 2008 was $219,000. The weighted average remaining contractual life of the options exercisable and expected to be exercisable at August 31, 2008 was 3.6 years.

3.  EARNINGS PER SHARE

    Earnings per share is computed based on the weighted average number of common and common equivalent shares (common stock options) outstanding, when dilutive, during each period using the treasury stock method.

                                                      Three Months Ended
                                                          August 31,
                                                    ----------  ----------
 2008       2007
                                                    ----------  ----------
                                                    (in thousands, except
                                                        per share amounts)
Net income available to common shareholders:

Numerator: Net income .............................     $  865      $  779
                                                    ----------  ----------
Denominator for basic income per share:
  Weighted-average shares outstanding .............      8,395       7,827
                                                    ----------  ----------
Shares used in basic income per share
  calculation......................................      8,395       7,827

Effect of dilutive securities......................        358         474
                                                    ----------  ----------
Denominator for diluted net income
    per share......................................      8,753       8,301
                                                    ----------  ----------

Basic net income per share.........................     $ 0.10      $ 0.10
                                                    ==========  ==========
Diluted net income per share.......................     $ 0.10      $ 0.09
                                                    ==========  ==========


    Stock options to purchase 410,000 and 439,000 shares of common stock were outstanding on August 31, 2008 and 2007, respectively, but not included in the computation of diluted income per share, because the inclusion of such shares would be anti-dilutive.

4.  CASH EQUIVALENTS AND INVESTMENTS

    On June 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157") which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred for one year.

    SFAS No. 157 includes a fair value hierarchy that is intended to increase the consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity's pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

Level 1 - instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.

Level 2 - instrument valuations are obtained from readily-available pricing sources for comparable instruments.

Level 3 - instrument valuations are obtained without observable market values and require a high level of judgment to determine the fair value.

    The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS No. 157 as of August 31, 2008 (in thousands):

                                  Balance as of
                                  August 31, 2008     Level 1     Level 2
                                  ---------------   ----------  ----------

Money market funds................         $5,734       $5,734      $   --
United States government agency...          2,000           --       2,000
                                  ---------------   ----------  ----------
                                           $7,734       $5,734      $2,000
                                  ===============   ==========  ==========

                                  ---------------   ----------  ----------
Liabilities.......................         $   --       $   --      $   --
                                  ===============   ==========  ==========

    As of August 31, 2008, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

    In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115," (SFAS No. 159) which is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. On June 1, 2008, the Company adopted SFAS No. 159 and has elected not to measure any additional financial instruments and other items at fair value.

5.  INVENTORIES

    Inventories are comprised of the following (in thousands):

                                           August 31,    May 31,
                                             2008         2008
                                         -----------  -----------

Raw materials and sub-assemblies........     $ 5,829      $ 5,482
Work in process.........................       4,919        4,462
Finished goods..........................          19          265
                                         -----------  -----------
                                             $10,767      $10,209
                                         ===========  ===========

6.  SEGMENT INFORMATION

    The Company operates in one reportable segment: the design, manufacture and marketing of advanced test and burn-in products to the semiconductor manufacturing industry.

    The following presents information about the Company's operations in different geographic areas (in thousands):

                                            United                        Adjust-
                                            States     Asia     Europe     ments     Total
                                           --------- --------- --------- --------- ---------
Three months ended August 31, 2008:
  Net sales...........................       $ 9,127    $2,858    $  245   $(2,540)  $ 9,690
  Portion of U.S. net sales
    from export sales, including sales
    to subsidiaries...................         4,624        --        --        --     4,624
  Income (loss) from operations.......         1,152        93        (2)      112     1,355
  Identifiable assets.................        53,299     7,194     1,135   (16,314)   45,314
  Property and equipment, net.........         2,298        64        16        --     2,378

Three months ended August 31, 2007:
  Net sales...........................       $ 7,429    $1,716      $ 68   $(1,553)  $ 7,660
  Portion of U.S. net sales
    from export sales, including sales
    to subsidiaries...................         2,904        --        --        --     2,904
  Income (loss) from operations.......           808       116      (119)      (88)      717
  Identifiable assets.................        37,383     4,093       906   (13,492)   28,890
  Property and equipment, net.........         1,536        72         9        --     1,617


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

    Sales to the Company's five largest customers accounted for approximately 98.3% and 98.5% of its net sales in the three months ended August 31, 2008 and 2007, respectively. One customer, Spansion Inc., accounted for approximately 88.4% and 73.9% of the Company's net sales in the three months ended August 31, 2008 and 2007, respectively.

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

    Following is a summary of changes in the Company's liability for product warranties during the three months ended August 31, 2008 and 2007 (in thousands):

                                                      Three months ended
                                                           August 31,
                                                   -----------------------
                                                       2008         2007
                                                   ----------   ----------
Balance at the beginning of the period ...........       $387         $153
Accruals for warranties issued during the period..        217           74
Reversal of warranties issued during the period...         --           --
Settlements made during the period
 (in cash or in kind).............................       (176)         (50)
                                                   ----------   ----------
Balance at the end of the period..................       $428         $177
                                                   ==========   ==========

    The accrued warranty balance is included in accrued expenses on the accompanying condensed consolidated balance sheets.

8.  OTHER COMPREHENSIVE INCOME

    Other comprehensive income, net of tax is comprised of the following (in thousands):

                                                  Three months ended
                                                      August 31,
                                               ------------------------
                                                    2008         2007
                                               -----------  -----------

Net income................................            $865         $779
Foreign currency translation adjustments..            (220)         104
Unrealized holding gains arising
  during period ..........................               1           --
                                               -----------  -----------
Comprehensive income......................            $646         $883
                                               ===========  ===========

9.  INCOME TAXES

    On June 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Upon adoption of FIN No. 48 on June 1, 2007, the Company recognized a cumulative effect adjustment of $127,000, decreasing its income tax liability for unrecognized tax benefits, and decreasing the May 31, 2007 accumulated deficit balance. For the three months ended August 31, 2008 and 2007, the Company had recorded tax expenses of $546,000 and $15,000, respectively. The Company does not expect any material change in its unrecognized tax benefits over the next twelve months. In accordance with FIN No. 48, the Company recognizes interest and penalties related to unrecognized tax benefits as a component of income taxes.

    Although the Company files U.S. federal, various state, and foreign tax returns, the Company's only major tax jurisdictions are the United States, California, Germany and Japan. Tax years 1993 - 2007 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

10.  EMPLOYEE BENEFIT PLANS

    In addition to the Company's stock options and employee stock purchase plan discussed in Notes 9 and 10 in the Company's 2008 Annual Report on Form 10-K, the Company maintains an equity incentive plan and employee benefit plans under which its equity securities are authorized for issuance to the Company's employees, directors and consultants.

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

    As of August 31, 2008, out of the 1,572,335 shares authorized for grant under the 1996 Stock Option Plan and 2006 Equity Incentive Plan, approximately 1,487,998 shares had been granted. As of August 31, 2008, 46,648 shares had been issued from the 200,000 shares authorized for grant under the 2006 Employee Stock Purchase Plan.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this document and with our Annual Report on Form 10-K for the fiscal year ended May 31, 2008 and the consolidated financial statements and notes thereto.

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

CRITICAL ACCOUNTING POLICIES

    The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, long-term service contracts, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of the critical accounting policies, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2008.

RESULTS OF OPERATIONS

    The following table sets forth items in the Company's unaudited condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

                                              Three Months Ended
                                                  August 31,
                                            ---------------------
                                                2008       2007
                                            ---------- ----------
Net sales. . . . . . . . . . . . . . . . .      100.0 %    100.0 %
Cost of sales. . . . . . . . . . . . . . .       49.2       45.4
                                            ---------- ----------
Gross profit . . . . . . . . . . . . . . .       50.8       54.6
                                            ---------- ----------
Operating expenses:
  Selling, general and administrative. . .       21.5       23.7
  Research and development . . . . . . . .       15.3       21.5
                                            ---------- ----------
          Total operating expenses . . . .       36.8       45.2
                                            ---------- ----------
Income from operations . . . . . . . . . .       14.0        9.4

Interest income. . . . . . . . . . . . . .        0.6        1.0
Other income (expense), net. . . . . . . .       (0.1)       0.0
                                            ---------- ----------
Income before income tax expense . . . . .       14.5       10.4

Income tax expense . . . . . . . . . . . .        5.6        0.2
                                            ---------- ----------
Net income. . . . . . . . . . . . . . .. .        8.9 %     10.2 %
                                            ========== ==========


THREE MONTHS ENDED AUGUST 31, 2008 COMPARED TO THREE MONTHS ENDED AUGUST 31,
2007

    NET SALES. Net sales increased to $9.7 million for the three months ended August 31, 2008 from $7.7 million for the three months ended August 31, 2007, an increase of 26.5%. The increase in net sales for the three months ended August 31, 2008 resulted primarily from increases in net sales of the Company's wafer level products, partially offset by decreases in sales of the Company's MAX monitored burn-in products. Net sales of the Company's wafer level products for the three months ended August 31, 2008 were $8.5 million, and increased approximately $2.9 million from the three months ended August 31, 2007. Net sales of the Company's MAX monitored burn-in products for the three months ended August 31, 2008 were $1.0 million, and decreased approximately $771,000 from the three months ended August 31, 2007. The Company expects that net sales in the second quarter of fiscal 2009 will be higher on both a sequential quarter and a year-over-year basis.

    GROSS PROFIT.  Gross profit consists of net sales less cost of sales.
Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit increased to $4.9 million for the three months ended August 31, 2008 from $4.2 million for the three months ended August 31, 2007, an increase of 17.6%. As a percentage of net sales, gross profit margin decreased to 50.8% for the three months ended August 31, 2008 from 54.6% for the three months ended August 31, 2007. The decrease in gross profit margin was primarily the result of the increased costs associated with ramping up production of WaferPak contactors. Given the current mix of products, the Company continues to believe that its typical gross profit margin will be about 50%.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related costs of employees, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses of $2.1 million for the three months ended August 31, 2008 increased from $1.8 million for the three months ended August 31, 2007, an increase of 14.8%. The increase in SG&A expenses was primarily attributable to increases in employment related expenses, as the Company added support resources to address the expected growth in our business. As a percentage of net sales, SG&A expenses decreased to 21.5% for the three months ended August 31, 2008 from 23.7% for the three months ended August 31, 2007, resulting from higher net sales.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses decreased to $1.5 million for the three months ended August 31, 2008 from $1.6 million for the three months ended August 31, 2007, a decrease of 10.3%. This decrease was primarily due to a decrease in project material expenses. As a percentage of net sales, R&D expenses decreased to 15.3% for the three months ended August 31, 2008 from 21.5% for the three months ended August 31, 2007.

    INTEREST INCOME. Interest income decreased to $63,000 for the three months ended August 31, 2008 from $75,000 for the three months ended August 31, 2007.

    OTHER INCOME (EXPENSE), NET. Other income (expense), net decreased to ($7,000) for the three months ended August 31, 2008 from $2,000 for the three months ended August 31, 2007.

    INCOME TAX EXPENSE. Income tax expense was $546,000 for the three months ended August 31, 2008 and $15,000 for the three months ended August 31, 2007. A low effective tax rate was recognized for the three months ended August 31, 2007 as the company maintained a valuation allowance and recorded tax expense at the alternative minimum tax rate. During the fiscal year ended May 31, 2008 a partial release of the valuation allowance was made based upon the Company's current level of profitability and the level of forecasted future earnings. The first quarter of fiscal 2009 reflects a significantly higher tax rate than the same period of the prior year as the Company now expects to accrue tax at close to the statutory rates for the countries in which it generates income.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was approximately $6.1 million for the three months ended August 31, 2008 and $940,000 for the three months ended August 31, 2007. For the three months ended August 31, 2008, net cash used in operating activities was primarily driven by an increase in accounts receivable. The increase in accounts receivable for the three month period was primarily attributable to a delay in collection of receivables from a large multinational customer. For the three months ended August 31, 2007, net cash used in operating activities of $940,000 was driven primarily by an increase in inventories $919,000 primarily to support the wafer product line and a decrease in accounts payable $584,000, partially offset by net income of $779,000. The decrease in accounts payable was primarily a matter of timing, as the Company received a proportionately higher amount of goods earlier in this fiscal quarter than in the quarter ended May 31, 2007.

    Net cash used in investing activities was approximately $2.2 million for the three months ended August 31, 2008 and net cash provided by investing activities was approximately $1.9 million for the three months ended August 31, 2007. The net cash used in investing activities during the three months ended August 31, 2008 was primarily due to a $2.0 million purchase of investments. The net cash provided by investing activities during the three months ended August 31, 2007 was primarily due to proceeds from sales and maturities of investments.

    Financing activities provided cash of approximately $190,000 for the three months ended August 31, 2008 and approximately $55,000 for the three months ended August 31, 2007, respectively. Net cash provided by financing activities during the three months ended August 31, 2008 and 2007 was primarily due to proceeds from issuance of common stock from the exercise of stock options.

    As of August 31, 2008, the Company had working capital of $34.4 million. Working capital consists of cash and cash equivalents, short-term investments, accounts receivable, inventory and other current assets, less current liabilities.

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

    The Company leases most of its manufacturing and office space under operating leases. The term of the Company's current lease ends on June 30, 2015 for its United States manufacturing and office facilities. Under the lease agreement, the Company is responsible for payments of utilities, taxes and insurance.

    From time to time, the Company evaluates potential acquisitions of businesses, products or technologies that complement the Company's business. Any such transactions, if consummated, may use a portion of the Company's working capital or require the issuance of equity. The Company has no present understandings, commitments or agreements with respect to any material acquisitions.

    The Company anticipates that the existing cash balances together with cash provided by operations, if any, are adequate to meet its working capital and capital equipment requirements through fiscal year 2009. After fiscal year 2009, depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required, or, if available, that such financing can be obtained on terms satisfactory to the Company.

OFF-BALANCE SHEET ARRANGEMENTS

    The Company has not entered into any off-balance sheet financing arrangements and has not established any variable interest entities.

OVERVIEW OF CONTRACTUAL OBLIGATIONS

    There have been no material changes in the composition, magnitude or other key characteristics of the Company's contractual obligations or other commitments as disclosed in the Company's Annual Report on Form 10-K for the year ended May 31, 2008.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The Company considered the provisions of Financial Reporting Release No. 48, "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity

Instruments." The Company had no holdings of derivative financial or commodity instruments at August 31, 2008.

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


                        PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

    None.

Item 1A. RISK FACTORS

    You should carefully consider the risks described below. These risks are not the only risks that we may face. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occurs, our business, financial condition or results of operations could be materially and adversely affected which could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report on Form 10-Q and in other documents we file with the Securities and Exchange Commission, including without limitation our most recently filed Annual Report on Form 10-K or presented elsewhere by management from time to time.

We depend on a small number of key customers in the semiconductor manufacturing industry for a large portion of our revenues.

    The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and contract assemblers accounting for a substantial portion of the purchases of semiconductor equipment. Sales to the Company's five largest customers accounted for approximately 98.3% and 98.5% of our net sales in the three months ended August 31, 2008 and 2007, respectively. One customer, Spansion Inc., accounted for approximately 88.4% and 73.9% of our net sales in the three months ended August 31, 2008 and 2007, respectively. No other customers represented more than 10% of the Company's net sales for either fiscal 2008 or fiscal 2007. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. In addition, sales to particular customers may fluctuate significantly from quarter to quarter. The loss of or reduction or delay in an order or orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect our business, financial condition and operating results.

Our operating results could be adversely affected by substantial quarterly and annual fluctuations.

    We have experienced and expect to continue to experience significant fluctuations in our quarterly and annual operating results. During fiscal years 2008, 2007 and 2006, quarterly net sales have been as low as $4.6 million and as high as $10.9 million, and gross margins for quarterly net sales have fluctuated between 40.2% and 58.3%. Our future operating results will depend upon a variety of factors, including sales volume, the timing of significant orders, the mix of products sold, changes in pricing by us, our competitors, customers or suppliers, the length of sales cycles for our products, timing of new product announcements and releases by us and our competitors, market acceptance of new products and enhanced versions of our products, capital spending patterns by customers, manufacturing inefficiencies associated with our new product introductions, our ability to produce systems and products in volume and meet customer requirements, product returns and customer acceptance of product shipments, volatility in our targeted markets, political and economic instability, natural disasters, regulatory changes, possible disruptions caused by expanding existing facilities or moving into new facilities, expenses associated with acquisitions and alliances, and various competitive factors, including price-based competition, competition from vendors employing other technologies, and the amount of products sold under volume purchase arrangements, which tend to have lower selling prices. Accordingly, past performance may not be indicative of future performance.

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

    A principal element of our business strategy is to capture an increasing share of the test equipment market through sales of our FOX wafer-level test and burn-in system. The FOX system is newly designed to simultaneously burn-in and functionally test all of the die on a wafer. The WaferPak contactor is an interface device which enables contact between the FOX wafer-level system and all of the die on a wafer, with a single touchdown. The market for the FOX systems is in the very early stages of development. Market acceptance of the FOX system is subject to a number of risks. Before a customer will incorporate the FOX system into a production line, lengthy qualification and correlation tests must be performed. We anticipate that potential customers may be reluctant to change their procedures in order to transfer burn-in and test functions to the FOX system. Initial purchases are expected to be limited to systems or to WaferPak contactors used for these qualifications and for engineering studies. Market acceptance of the FOX system also may be affected by a reluctance of IC manufacturers to rely on relatively small suppliers such as the Company. As is common with new complex products incorporating leading-edge technologies, we may encounter reliability, design and manufacturing issues as we begin volume production and initial installations of FOX systems at customer sites. The failure of the FOX system to achieve market acceptance would have a material adverse effect on our future operating results, long-term prospects and our stock price.

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

    Sales of our systems depend, in significant part, upon the decision of a prospective customer to increase manufacturing capacity or to restructure current manufacturing facilities, either of which typically involves a significant commitment of capital. In addition, the approval process for FOX, ABTS and MTX systems and DiePak carrier sales may require lengthy qualification and correlation testing. In view of the significant investment or strategic issues that may be involved in a decision to purchase FOX, ABTS and MTX systems or DiePak carriers, we may experience delays following initial qualification of our systems as a result of delays in a customer's approval process. For these reasons, our systems typically have a lengthy sales cycle during which we may expend substantial funds and management effort in securing a sale. Lengthy sales cycles subject us to a number of significant risks, including inventory obsolescence and fluctuations in operating results, over which we have little or no control. The loss of individual orders due to the lengthy sales and evaluation cycle, or delays in the sale of even a limited number of systems impairs our ability to plan future operating levels and could have a material adverse effect on our business, operating results and financial condition and, in particular, could contribute to significant fluctuations in operating results on a quarterly basis.

Our business may suffer due to risks associated with international sales and operations.

    Approximately 61.3% and 42.4% of our net sales for fiscal 2008 and 2007, respectively, were attributable to sales to customers for delivery outside of the United States. We operate sales, service and limited manufacturing organizations in Japan and Germany and a sales and support organization in Taiwan. We expect that sales of products for delivery outside of the United States will continue to represent a substantial portion of our future revenues. Our future performance will depend, in significant part, upon our ability to continue to compete in foreign markets which in turn will depend, in part, upon a continuation of current trade relations between the United States and foreign countries in which semiconductor manufacturers or assemblers have operations. A change toward more protectionist trade legislation in either the United States or such foreign countries, such as a change in the current tariff structures, export compliance or other trade policies, could adversely affect our ability to sell our products in foreign markets. In addition, we are subject to other risks associated with doing business internationally, including longer receivable collection periods and greater difficulty in accounts receivable collection, the burden of complying with a variety of foreign laws, difficulty in staffing and managing global operations, risks of civil disturbance or other events which may limit or disrupt markets, international exchange restrictions, changing political conditions and monetary policies of foreign governments.

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

                                                 Aehr Test Systems
                                                    (Registrant)

Date:     October 14, 2008                 /s/    RHEA J. POSEDEL
                                           ---------------------------
                                                  Rhea J. Posedel
                                            Chief Executive Officer and
                                        Chairman of the Board of Directors


Date:     October 14, 2008                 /s/    GARY L. LARSON
                                           ----------------------------
                                                  Gary L. Larson
                                            Vice President of Finance and
                                               Chief Financial Officer

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