Form 10-Q
period 2008-11-30
AEHR TEST SYSTEMS
filed 2009-01-13
CIK 1040470

                                    FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 2008.

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

                    (Item 1)      YES  X       NO
                                      ---         ---

                    (Item 2)      YES  X       NO
                                      ---         ---

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer                    Accelerated filer
                        ---                                   ---
Non-accelerated filer  X                   Smaller reporting company
                      ---                                            ---
(Do not check if a smaller reporting company)

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                  YES          NO  X
                                      ---         ---


     Number of shares of common stock, $0.01 par value, outstanding at December 31, 2008 was 8,449,790.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED NOVEMBER 30, 2008

                                     INDEX



PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
               November 30, 2008 and May 31, 2008 . . . . . . . . . . .   4

          Condensed Consolidated Statements of Income for the three
               months and six months ended November 30, 2008 and 2007 .   5

          Condensed Consolidated Statements of Cash Flows for the
               six months ended November 30, 2008 and 2007  . . . . . .   6

          Notes to Condensed Consolidated Financial Statements. . . . .   7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations. . . . . . . . . . . . . . . .  15

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risks. .  20

ITEM 4.  Controls and Procedures. . . . . . . . . . . . . . . . . . . .  21


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . .  21

ITEM 1A. Risk Factors   . . . . . . . . . . . . . . . . . . . . . . . .  21

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds. .  28

ITEM 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . .  28

ITEM 4.  Submission of Matters to a Vote of Security Holders  . . . . .  29

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

                        PART I.  FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                               AEHR TEST SYSTEMS
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                 November 30,     May 31,
                                                     2008         2008
                                                 -----------  -----------
                                                                   (1)
                        ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . .    $11,727      $15,648
  Short-term investments. . . . . . . . . . . . .      2,003           --
  Accounts receivable, net of allowances for
    doubtful accounts of $226 and $183 at
    November 30, 2008 and May 31, 2008,
    respectively  . . . . . . . . . . . . . . . .     14,811       10,927
  Inventories . . . . . . . . . . . . . . . . . .     10,517       10,209
  Deferred income taxes . . . . . . . . . . . . .      2,046        3,043
  Prepaid expenses and other. . . . . . . . . . .        564          396
                                                 -----------  -----------
    Total current assets  . . . . . . . . . . . .     41,668       40,223

Property and equipment, net . . . . . . . . . . .      2,292        2,278
Goodwill. . . . . . . . . . . . . . . . . . . . .        274          274
Deferred income taxes . . . . . . . . . . . . . .      1,900        1,900
Other assets. . . . . . . . . . . . . . . . . . .        528          524
                                                 -----------  -----------
    Total assets  . . . . . . . . . . . . . . . .    $46,662      $45,199
                                                 ===========  ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . .    $ 2,224      $ 2,981
  Accrued expenses. . . . . . . . . . . . . . . .      2,821        3,694
  Deferred revenue. . . . . . . . . . . . . . . .        210          186
                                                 -----------  -----------
    Total current liabilities . . . . . . . . . .      5,255        6,861

Income tax payable. . . . . . . . . . . . . . . .        300          297
Deferred lease commitment . . . . . . . . . . . .        315          269
                                                 -----------  -----------
    Total liabilities . . . . . . . . . . . . . .      5,870        7,427
                                                 -----------  -----------
Shareholders' equity:
  Common stock, $0.01 par value:
    Issued and outstanding: 8,450 shares and
    8,359 shares at November 30, 2008 and
    May 31, 2008, respectively. . . . . . . . . .         85           84
  Additional paid-in capital. . . . . . . . . . .     43,886       42,796
  Accumulated other comprehensive income. . . . .      2,587        2,395
  Accumulated deficit . . . . . . . . . . . . . .     (5,766)      (7,503)
                                                 -----------  -----------
    Total shareholders' equity  . . . . . . . . .     40,792       37,772
                                                 -----------  -----------
    Total liabilities and shareholders' equity. .    $46,662      $45,199
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

                              AEHR TEST SYSTEMS
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                 (Unaudited)


                                          Three Months Ended      Six Months Ended
                                               November 30,          November 30,
                                          ------------------     ------------------
                                            2008       2007        2008       2007
                                          -------    -------     -------    -------

Net sales. . . . . . . . . . . . . . .     $9,242     $9,675     $18,932    $17,335
Cost of sales. . . . . . . . . . . . .      4,650      4,791       9,422      8,270
                                          -------    -------     -------    -------
Gross profit . . . . . . . . . . . . .      4,592      4,884       9,510      9,065
                                          -------    -------     -------    -------
Operating expenses:
  Selling, general and administrative.      1,830      1,847       3,915      3,663
  Research and development . . . . . .      1,577      1,445       3,055      3,093
                                          -------    -------     -------    -------
      Total operating expenses . . . .      3,407      3,292       6,970      6,756
                                          -------    -------     -------    -------
Income from operations . . . . . . . .      1,185      1,592       2,540      2,309

Interest income  . . . . . . . . . . .         47         83         110        158
Other income (expense), net. . . . . .        384       (110)        377       (108)
                                          -------    -------     -------    -------
Income before income tax expense . . .      1,616      1,565       3,027      2,359

Income tax expense . . . . . . . . . .        744        199       1,290        214
                                          -------    -------     -------    -------
Net income . . . . . . . . . . . . . .     $  872     $1,366     $ 1,737    $ 2,145
                                          =======    =======     =======    =======

Net income per share - basic . . . . .     $ 0.10     $ 0.17     $  0.21    $  0.27
Net income per share - diluted . . . .     $ 0.10     $ 0.16     $  0.20    $  0.26

Shares used in per share calculations:
  Basic. . . . . . . . . . . . . . . .      8,426      7,906       8,411      7,866
  Diluted. . . . . . . . . . . . . . .      8,447      8,418       8,600      8,359




                     The accompanying notes are an integral part of these
                         condensed consolidated financial statements.

                                   AEHR TEST SYSTEMS
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (in thousands)
                                      (Unaudited)


                                                      Six Months Ended
                                                         November 30,
                                                   ----------------------
                                                       2008        2007
                                                   ----------  ----------
Cash flows from operating activities:
  Net income....................................      $ 1,737      $2,145
  Adjustments to reconcile net income to
    net cash used in operating  activities:
    Stock compensation expense..................          616         396
    Provision for doubtful accounts.............           55          --
    Loss on disposal of Property and equipment..           --           3
    Depreciation and amortization...............          233         232
    Deferred income taxes.......................          997          --
    Changes in operating assets and liabilities:
      Accounts receivable.......................       (3,875)     (4,723)
      Inventories...............................         (283)       (936)
      Deferred lease commitment.................           46         (45)
      Accounts payable..........................         (757)       (913)
      Income tax payable........................            4          --
      Accrued expenses and deferred revenue.....         (850)        124
      Prepaid expenses and other................         (168)        (38)
                                                   ----------  ----------
        Net cash used in
          operating activities..................       (2,245)     (3,755)
                                                   ----------  ----------
Cash flows from investing activities:

    Purchase of investments.....................       (2,000)       (500)
    Proceeds from sales and maturity
      of investments............................           --       2,534
    Purchase of property and equipment..........         (246)       (143)
    Increase in other assets....................           --          14
                                                   ----------  ----------
        Net cash (used in) provided by
          investing activities..................       (2,246)      1,905
                                                   ----------  ----------
Cash flows from financing activities:
    Proceeds from issuance of common stock
      and exercise of stock options.............          450         815
                                                   ----------  ----------
        Net cash provided by
          financing activities..................          450         815
                                                   ----------  ----------

Effect of exchange rates on cash................          120         458
                                                   ----------  ----------
        Net decrease in cash and
          cash equivalents......................       (3,921)       (577)

Cash and cash equivalents, beginning of period..       15,648       6,564
                                                   ----------  ----------
Cash and cash equivalents, end of period........      $11,727      $5,987
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

2.  STOCK-BASED COMPENSATION

    The Company accounts for stock options and employee stock purchase plan ("ESPP") shares under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004),"Share-Based Payment" ("SFAS No. 123(R)") which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at each grant date, based on the fair value of the award, and is recognized as expense over the employee's requisite service period. All of the Company's stock compensation is accounted for as an equity instrument. The Company's condensed consolidated financial statements for the three and six months ended November 30, 2008 and 2007 reflect the impact of SFAS No. 123(R). See Notes 9 and 10 in the Company's Annual Report on Form 10-K for fiscal 2008 filed on August 29, 2008 for further information regarding the stock option plan and the employee stock purchase plan.

    The following table summarizes compensation costs related to the Company's stock-based compensation for the three and six months ended November 30, 2008 and 2007, respectively (in thousands, except per share data):

                                              Three Months Ended   Six Months Ended
                                                 November 30,        November 30,
                                              ------------------  ------------------
                                                2008      2007      2008      2007
                                              --------  --------  --------  --------
Stock-based compensation in the form of employee
  stock options and ESPP shares, included in:

Cost of sales  . . . . . . . . . . . . . . .      $ 42      $ 20      $ 81      $ 31
Selling, general and administrative  . . . .       178       116       333       229
Research and development . . . . . . . . . .       110        67       202       136
                                              --------  --------  --------  --------
Total stock-based compensation . . . . . . .       330       203       616       396
Tax effect on stock-based compensation . . .      (132)       (4)     (255)       (8)
                                              --------  --------  --------  --------
Net effect on net income . . . . . . . . . .      $198      $199      $361      $388
                                              ========  ========  ========  ========
Effect on net income per share:
  Basic  . . . . . . . . . . . . . . . . . .     $0.02     $0.03     $0.04     $0.05
  Diluted  . . . . . . . . . . . . . . . . .     $0.02     $0.02     $0.04     $0.05


    Stock-based compensation expense of $14,000 and $25,000 for the three and six months ended November 30, 2008, respectively, and $19,000 and $40,000 for the three and six months ended November 30, 2007, respectively, was capitalized to inventory and was not reflected in the above table. As of November 30, 2008, stock-based compensation costs of $56,000 are capitalized as part of inventory.

    During the three months ended November 30, 2008 and 2007, the Company recorded stock-based compensation related to stock options of $284,000 and $168,000, respectively. During the six months ended November 30,2008 and 2007, the Company recorded stock-based compensation related to stock options of $535,000 and $326,000, respectively.

    As of November 30, 2008, the total compensation cost related to unvested stock-based awards under the Company's 1996 Stock Option Plan and 2006 Equity Incentive Plan, but not yet recognized, was approximately $3,160,000, which is net of estimated forfeitures of $64,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 3.14 years.

    During the three months ended November 30, 2008 and 2007, the Company recorded stock-based compensation related to its ESPP of $46,000 and $35,000, respectively. During the six months ended November 30, 2008 and 2007, the Company recorded stock-based compensation related to our ESPP of $81,000 and $70,000, respectively.

    As of November 30, 2008, the total compensation cost related to options to purchase the Company's common shares under the ESPP but not yet recognized was approximately $158,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 1.3 years.

Valuation Assumptions

    Valuation and Amortization Method. The Company estimates the fair value of stock options granted using the Black-Scholes option valuation model and a single option award approach for options granted after June 1, 2006. The multiple option approach has been used for all options granted prior to June 1, 2006. The fair value under the single option approach is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. The fair value under the multiple option approach is amortized on a weighted basis over the requisite service period of the awards, which is generally the vesting period.

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

    Dividends. The Company has never paid any cash dividends on its common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model.

    Risk-Free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of the stock awards including the ESPP.

    Estimated Forfeitures. When estimating forfeitures, the Company considers voluntary termination behavior as well as analysis of actual option forfeitures.

    Fair Value. The fair values of the Company's stock options granted to employees and ESPP shares for the three and six months ended November 30, 2008 and 2007 were estimated using the following weighted average assumptions in the Black-Scholes option valuation model consistent with the provisions of SFAS No. 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107.

    The fair value of our stock options granted to employees for the three and six months ended November 30, 2008 and 2007, respectively, was estimated using the following weighted-average assumptions:

                                             Three months ended   Six Months Ended
                                                 November 30,        November 30,
                                             ------------------   -----------------
                                               2008       2007      2008      2007
                                             -------    -------   -------   -------
Option Plan Shares
Expected Term (in years)....................       5          5         5         5
Volatility..................................    0.76       0.72      0.74      0.74
Expected Dividend...........................   $0.00      $0.00     $0.00     $0.00
Risk-free Interest Rates....................   2.51%      4.02%     3.00%     4.70%
Estimated Forfeiture Rate...................      2%         4%        2%        4%
Weighted Average Grant Date Fair Value......   $1.43      $4.53     $3.71     $3.91

    The fair value of our ESPP shares for the three and six months ended August 31, 2008 and 2007, respectively, was estimated using the following weighted-average assumptions:

                                           Three months ended    Six Months Ended
                                               November 30,        November 30,
                                           -------------------  ------------------
                                              2008      2007      2008      2007
                                           --------- ---------  -------- ---------
Employee Stock Purchase Plan Shares
Expected Term (in years)..................  0.5-2.0   0.5-2.0    0.5-2.0   0.5-2.0
Volatility................................ 0.64-0.88 0.43-0.61  0.62-0.88 0.43-0.69
Expected Dividend.........................   $0.00     $0.00      $0.00     $0.00
Risk-free Interest Rates.................. 1.2%-1.6% 4.0%-4.7%  1.2%-2.6% 4.0%-4.9%
Estimated Forfeiture Rate.................      0%        4%         0%       4%
Weighted Average Grant Date Fair Value....   $1.47     $2.10      $1.72    $2.17


    The following table summarizes the stock option transactions during the three and six months ended November 30, 2008 (in thousands, except per share data):


                                            Outstanding Options
                                ---------------------------------------------
                                                        Weighted
                                              Number    Average    Aggregate
                                 Available      of      Exercise   Intrinsic
                                  Shares      Shares      Price      Value
                                ----------   --------  ---------  ----------
Balances, May 31, 2008........         350      1,266      $5.05      $4,632

  Options granted.............        (268)       268     $10.03
  Options terminated..........           2         (2)     $5.17
  Options exercised...........          --        (44)     $4.35
                                ----------   --------
Balances, August 31, 2008.....          84      1,488      $5.97        $604

  Additional shares reserved..         600         --
  Options granted.............        (279)       279      $2.27
  Options terminated..........           5         (5)     $4.72
                                ----------   --------
Balances, November 30, 2008...         410      1,762      $5.38          --
                                ==========   ========

Options exercisable and expected to be
  exercisable at November 30, 2008              1,727      $5.38          --
                                             ========



    The options outstanding and exercisable at November 30, 2008 were in the following exercise price ranges (in thousands, except per share data):




                     Options Outstanding              Options Exercisable
                     at November 30, 2008             at November 30, 2008
            --------------------------------  --------------------------------------
                        Weighted                               Weighted
                        Average     Weighted  Number  Weighted Average
 Range of     Number    Remaining   Average   Exer-   Average  Remaining   Aggregate
 Exercise   Outstanding Contractual Exercise  cisable Exercise Contractual Intrinsic
  Prices      Shares   Life (Years)  Price    Shares   Price   Life (Years)  Value
----------- ----------- ----------- --------  ------- -------- ----------- ---------
$2.25-$3.63         696      3.68      $2.76      384    $3.10       2.80
$3.66-$4.08         139      2.00      $3.92      138    $3.92       1.98
$4.35-$4.60          53      1.04      $4.45       53    $4.45       1.04
$5.91-$7.00         419      3.49      $6.11      166    $6.11       3.30
$7.28-$10.93        455      4.49      $9.29      133    $8.60       4.43
            -----------                       -------
$2.25-$10.93      1,762      3.63      $5.38      874    $4.72       2.91         --
            ===========                       =======


    The total intrinsic value of options exercised for the three and six months ended November 30, 2008 was $0 and $219,000, respectively. The weighted average remaining contractual life of the options exercisable and expected to be exercisable at November 30, 2008 was 3.6 years.


3.  EARNINGS PER SHARE

    Earnings per share is computed based on the weighted average number of common and common equivalent shares (common stock options and ESPP shares) outstanding, when dilutive, during each period using the treasury stock method.


                                            Three Months Ended     Six Months Ended
                                               November 30,           November 30,
                                            ---------  -------   --------  --------
                                               2008      2007      2008      2007
                                            --------   -------   --------  --------
                                            (in thousands, except per share amounts)

Numerator: Net income .....................   $  872    $1,366     $1,737    $2,145
                                            --------   -------   --------  --------
Denominator for basic net income per share:
  Weighted-average shares outstanding .....    8,426     7,906      8,411     7,866
                                            --------   -------   --------  --------
Shares used in basic per share calculation.    8,426     7,906      8,411     7,866

Effect of dilutive securities..............       21       512        189       493
                                            --------   -------   --------  --------
Denominator for diluted net income
    per share..............................    8,447     8,418      8,600     8,359
                                            --------   -------   --------  --------

Basic net income per share.................   $ 0.10    $ 0.17     $ 0.21    $ 0.27
                                            ========   =======   ========  ========
Diluted net income per share...............   $ 0.10    $ 0.16     $ 0.20    $ 0.26
                                            ========   =======   ========  ========


    Stock options to purchase 1,272,000 and 169,000 shares of common stock were outstanding on November 30, 2008 and 2007, respectively, but not included in the computation of diluted income per share, because the inclusion of such shares would be anti-dilutive.

4.  CASH EQUIVALENTS AND INVESTMENTS

    On June 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157") which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred for one year. In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-2 defers the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.

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

    The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS No. 157 as of November 30, 2008 (in thousands):


                                  Balance as of
                                  November 30, 2008     Level 1     Level 2
                                  -----------------   ----------  ----------

Money market funds................          $ 8,115       $8,115      $   --
United States government agency...            2,003           --       2,003
                                  -----------------   ----------  ----------
                                            $10,118       $8,115      $2,003
                                  =================   ==========  ==========

                                  -----------------   ----------  ----------
Liabilities.......................          $    --       $   --      $   --
                                  =================   ==========  ==========


    As of November 30, 2008, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

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

5.  INVENTORIES

    Inventories are comprised of the following (in thousands):


                                         November 30,    May 31,
                                             2008         2008
                                         -----------  -----------

Raw materials and sub-assemblies........     $ 4,963      $ 5,482
Work in process.........................       5,402        4,462
Finished goods..........................         152          265
                                         -----------  -----------
                                             $10,517      $10,209
                                         ===========  ===========


6.  SEGMENT INFORMATION

    The Company operates in one reportable segment: the design, manufacture and marketing of advanced test and burn-in products to the semiconductor manufacturing industry.

    The following presents information about the Company's operations in different geographic areas (in thousands):


                                            United                        Adjust-
                                            States     Asia     Europe     ments     Total
                                          --------- --------- --------- --------- ---------
Three months ended November 30, 2008:
  Net sales...........................      $ 9,593    $1,637    $  234  $( 2,222)  $ 9,242
  Portion of U.S. net sales
    from export sales, including sales
    to subsidiaries...................        8,870        --        --        --     8,870
  Income from operations..............        1,104        60        17         4     1,185
  Identifiable assets.................       54,563     5,772     1,049   (14,722)   46,662
  Property and equipment, net.........        2,205        75        12        --     2,292

Six months ended November 30, 2008:
  Net sales...........................      $18,720    $4,495    $  479  $( 4,762)  $18,932
  Portion of U.S. net sales
    from export sales, including sales
    to subsidiaries...................       13,494        --        --        --    13,494
  Income from operations..............        2,256       153        15       116     2,540
  Identifiable assets.................       54,563     5,772     1,049   (14,722)   46,662
  Property and equipment, net.........        2,205        75        12        --     2,292

Three months ended November 30, 2007:
  Net sales...........................      $ 7,760    $5,802      $ 31  $( 3,918)  $ 9,675
  Portion of U.S. net sales
    from export sales, including sales
    to subsidiaries...................        4,054        --        --        --     4,054
  Income (loss) from operations.......          352     1,309      (171)      102     1,592
  Identifiable assets.................       38,675     9,609       778   (17,126)   31,936
  Property and equipment, net.........        1,527        69         9        --     1,605

Six months ended November 30, 2007:
  Net sales...........................      $15,189    $7,518      $ 99  $( 5,471)  $17,335
  Portion of U.S. net sales
    from export sales, including sales
    to subsidiaries...................        6,957        --        --        --     6,957
  Income (loss) from operations.......        1,160     1,425      (290)       14     2,309
  Identifiable assets.................       38,675     9,609       778   (17,126)   31,936
  Property and equipment, net.........        1,527        69         9        --     1,605


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

    Sales to the Company's five largest customers accounted for approximately 99.4% and 96.5% of its net sales in the three and six months ended November 30, 2008, respectively. One customer accounted for approximately 92.8% and 90.5% of the Company's net sales in the three and six months ended November 30, 2008, respectively. Sales to the Company's five largest customers accounted for approximately 99.2% and 98.3% of its net sales in the three and six months ended November 30, 2007, respectively. One customer accounted for approximately 91.3% and 83.6% of the Company's net sales in the three and six months ended November 30, 2007, respectively.

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

    Following is a summary of changes in the Company's liability for product warranties during the three and six months ended November 30, 2008 and 2007 (in thousands):

                                            Three Months Ended    Six Months Ended
                                               November 30,          November 30,
                                            ------------------    ----------------
                                               2008      2007       2008     2007
                                            --------  --------    -------  -------
Balance at the beginning of the period....     $428      $177       $387     $153

Accruals for warranties issued
  during the period.......................       81       287        298      361
Reversals of warranties issued
  during the period.......................       --        --         --       --
Settlement made during the period
  (in cash or in kind)....................     (248)     (193)      (424)    (243)
                                            --------   -------    -------  -------
Balance at the end of the period..........     $261      $271       $261     $271
                                            ========   =======    =======  =======


    The accrued warranty balance is included in accrued expenses on the accompanying condensed consolidated balance sheets.

8.  OTHER COMPREHENSIVE INCOME

    Other comprehensive income, net of tax is comprised of the following (in thousands):


                                            Three Months Ended    Six Months Ended
                                               November 30,          November 30,
                                            ------------------   ------------------
                                              2008       2007       2008      2007
                                            -------    -------   --------   -------

Net income..............................     $  872     $1,366     $1,737    $2,145
Foreign currency translation
  adjustments expense...................        409        334        189       438
Unrealized holding gains arising
  during period.........................          2          2          3         2
                                            -------    -------   --------   -------
Comprehensive income....................     $1,283     $1,702     $1,929    $2,585
                                            =======    =======   ========   =======

9.  INCOME TAXES

    On June 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Upon adoption of FIN No. 48 on June 1, 2007, the Company recognized a cumulative effect adjustment of $127,000, decreasing its income tax liability for unrecognized tax benefits, and decreasing the May 31, 2007 accumulated deficit balance. The Company does not expect any material change in its unrecognized tax benefits over the next twelve months. In accordance with FIN No. 48, the Company recognizes interest and penalties related to unrecognized tax benefits as a component of income taxes.

    For the three and six months ended November 30, 2008, the Company had recorded tax expenses of $744,000 and $1,290,000, respectively. For the three and six months ended November 30, 2007, the Company had recorded tax expenses of $199,000 and $214,000, respectively.

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

    As of November 30, 2008, out of the 2,172,000 shares authorized for grant under the 1996 Stock Option Plan and 2006 Equity Incentive Plan, approximately 1,762,000 shares had been granted. As of November 30, 2008, 73,000 shares had been issued from the 200,000 shares authorized for grant under the 2006 Employee Stock Purchase Plan.

11.  RECENT ACCOUNTING PRONOUNCEMENTS

    In October 2008, the FASB issued FASB Staff Position No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active" ("FSP 157-3"). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and it is effective upon the issuance date. The application of FSP 157-3 did not have a material impact on the Company's consolidated financial position and results of operations.


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


                                          Three Months Ended      Six Months Ended
                                             November 30,           November 30,
                                         --------------------   -------------------
                                           2008        2007       2008       2007
                                         --------   ---------   --------   --------

Net sales. . . . . . . . . . . . . . . .    100.0 %     100.0 %    100.0 %    100.0 %
Cost of sales. . . . . . . . . . . . . .     50.3        49.5       49.8       47.7
                                         --------   ---------   --------   --------
Gross profit . . . . . . . . . . . . . .     49.7        50.5       50.2       52.3
                                         --------   ---------   --------   --------
Operating expenses:
  Selling, general and administrative. .     19.8        19.1       20.7       21.1
  Research and development . . . . . . .     17.1        14.9       16.1       17.8
                                         --------   ---------   --------   --------
      Total operating expenses . . . . .     36.9        34.0       36.8       38.9
                                         --------   ---------   --------   --------
Income from operations . . . . . . . . .     12.8        16.5       13.4       13.4

Interest income. . . . . . . . . . . . .      0.5         0.8        0.6        0.9
Other income (expense), net. . . . . . .      4.2        (1.1)       2.0       (0.7)
                                         --------   ---------   --------   --------
Income before income tax expense . . . .     17.5        16.2       16.0       13.6

Income tax expense . . . . . . . . . . .      8.1         2.1        6.8        1.2
                                         --------   ---------   --------   --------
Net income . . . . . . . . . . . . . . .      9.4 %      14.1 %      9.2 %     12.4 %
                                         ========   =========   ========   ========


THREE MONTHS ENDED NOVEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2007

    NET SALES. Net sales decreased to $9.2 million for the three months ended November 30, 2008 from $9.7 million for the three months ended November 30, 2007, a decrease of 4.5%. The decrease in net sales for the three months ended November 30, 2008 resulted primarily from decreases in net sales of the Company's wafer level products and MAX monitored burn-in products. Net sales of the Company's wafer level products for the three months ended November 30, 2008 were $8.5 million, and decreased approximately $273,000 from the three months ended November 30, 2007. Net sales of the Company's MAX monitored burn-in products for the three months ended November 30, 2008 were $629,000, and decreased approximately $191,000 from the three months ended November 30, 2007. The Company is not expecting a meaningful improvement in this difficult operating environment until the second half of calendar 2009 at the earliest.

    GROSS PROFIT.  Gross profit consists of net sales less cost of sales.
Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit decreased to $4.6 million for the three months ended November 30, 2008 from $4.9 million for the three months ended November 30, 2007, a decrease of 6.0%. As a percentage of net sales, gross profit margin decreased to 49.7% for the three months ended November 30, 2008 from 50.5% for the three months ended November 30, 2007. The decrease in gross profit margin was primarily the result of the increased costs associated with ramping up production of WaferPak contactors.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related costs of employees, commission expenses to independent sales representatives, product promotion and other professional services. There was no significant difference in the SG&A expenses, each $1.8 million, between the three months ended November 30, 2008 and the three months ended November 30, 2007. As a percentage of net sales, SG&A expenses slightly increased to 19.8% for the three months ended November 30, 2008 from 19.1% for the three months ended November 30, 2007, resulting from lower net sales.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses increased to $1.6 million for the three months ended November 30, 2008 from $1.4 million for the three months ended November 30, 2007, an increase of 9.1%. This increase was primarily due to an increase in project material expenses. As a percentage of net sales, R&D expenses increased to 17.1% for the three months ended November 30, 2008 from 14.9% for the three months ended November 30, 2007, resulting from lower net sales.

    INTEREST INCOME. Interest income decreased to $47,000 for the three months ended November 30, 2008 from $83,000 for the three months ended November 30, 2007. The decrease in net interest income for the three months ended November 30, 2008 was primarily related to lower interest rates.

    OTHER INCOME (EXPENSE), NET. Other income (expense), net increased to $384,000 for the three months ended November 30, 2008 from ($110,000) for the three months ended November 30, 2007. This increase was primarily attributable to foreign exchange gains on settlement of transactions in our Japan subsidiary.

    INCOME TAX EXPENSE. Income tax expense was $744,000 for the three months ended November 30, 2008 and $199,000 for the three months ended November 30, 2007. A low effective tax rate was recognized for the three months ended November 30, 2007 as the Company maintained a valuation allowance and recorded tax expense at the alternative minimum tax rate. During the fiscal year ended May 31, 2008 a partial release of the valuation allowance was made based upon the Company's current level of profitability and the level of forecasted future earnings. The second quarter of fiscal 2009 reflects a significantly higher tax rate than the same period of the prior year as the Company now expects to accrue tax at close to the statutory rates for the countries in which it generates income.

SIX MONTHS ENDED NOVEMBER 30, 2008 COMPARED TO SIX MONTHS ENDED NOVEMBER 30,
2007

    NET SALES. Net sales increased to $18.9 million for the six months ended November 30, 2008 from $17.3 million for the six months ended November 30, 2007, an increase of 9.2%. The increase in net sales for the six months ended November 30, 2008 resulted primarily from an increase in net sales of the Company's wafer level products, partially offset by a decrease in sales of the Company's MAX monitored burn-in products. Net sales of the Company's wafer level products for the six months ended November 30, 2008 were $17.0 million, and increased approximately $2.6 million from the six months ended November 30, 2007. Net sales of the Company's MAX monitored burn-in products for the six months ended November 30, 2008 were $1.6 million, and decreased approximately $962,000 from the six months ended November 30, 2007.

    GROSS PROFIT. Gross profit increased to $9.5 million for the six months ended November 30, 2008 from $9.1 million for the six months ended November 30, 2007, an increase of 4.9%. Gross profit margin decreased to 50.2% for the six months ended November 30, 2008 from 52.3% for the six months ended November 30, 2007. The decrease in gross profit margin was primarily the result of the increased costs associated with ramping up production of WaferPak contactors.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased to $3.9 million for the six months ended November 30, 2008 from $3.7 million for the six months ended November 30, 2007, an increase of 6.9%. The increases in SG&A expenses were primarily due to increases in employment related expenses of approximately $172,000. As a percentage of net sales, SG&A expenses decreased to 20.7% for the six months ended November 30, 2008 from 21.1% for the six months ended November 30, 2007, reflecting higher net sales.

    RESEARCH AND DEVELOPMENT. R&D expenses were $3.1 million for the six months ended November 30, 2008, flat with the same period of the prior year. As a percentage of net sales, R&D expenses decreased to 16.1% for the six months ended November 30, 2008 from 17.8% for the six months ended November 30, 2007, reflecting higher net sales.

    INTEREST INCOME. Interest income decreased to $110,000 for the six months ended November 30, 2008 from $158,000 for the six months ended November 30, 2007, a decrease of 30.4%. The decrease in net interest income for the six months ended November 30, 2008 was primarily related to lower interest rates.

    OTHER INCOME (EXPENSE), NET. Other income (expense), net increased to $377,000 for the six months ended November 30, 2008 from ($108,000) for the six months ended November 30, 2007. The increase in other income (expense), net was primarily attributable to foreign exchange gains on settlement of transactions in our Japan subsidiary.

    INCOME TAX EXPENSE. Income tax expense increased to $1.3 million for the six months ended November 30, 2008, from $214,000 for the six months ended November 30, 2007. A low effective tax rate was recognized for the six months ended November 30, 2007 as the Company maintained a valuation allowance and recorded tax expense at the alternative minimum tax rate. During the fiscal year ended May 31, 2008 a partial release of the valuation allowance was made based upon the Company's current level of profitability and the level of forecasted future earnings. The six-month period of fiscal 2009 reflects a significantly higher tax rate than the same period of the prior year as the Company now expects to accrue tax at close to the statutory rates for the countries in which it generates income.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was approximately $2.2 million for the six months ended November 30, 2008 and $3.8 million for the six months ended November 30, 2007. For the six months ended November 30, 2008, net cash used in operating activities was primarily driven by an increase in accounts receivable of $3.9 million, partially offset by net income of $1.7 million. The increase in accounts receivable for the six-month period was primarily due to a delay in collection of receivables from a large multinational customer. For the six months ended November 30, 2007, net cash used in operating activities was primarily driven by increases in accounts receivable of $4.7 million and inventories of $936,000, and a decrease in accounts payable $913,000, partially offset by net income of $2.1 million, stock compensation expense of $396,000, and depreciation and amortization of $232,000. The increase in accounts receivable for the six-month period was primarily attributable to the higher level of sales, as well as an increase in the level of receivables in Japan, which typically have longer payment terms. Inventories increased primarily due to the ramp up in production resulting from the strong growth in FOX-1 backlog. The decrease in accounts payable was primarily a matter of timing, as the Company received a proportionately higher than normal amount of goods early in this six-month period.

    Net cash used in investing activities was approximately $2.2 million for the six months ended November 30, 2008 and net cash provided by investing activities was approximately $1.9 million for the six months ended November 30, 2007. The net cash used in investing activities during the six months ended November 30, 2008 was primarily due to the purchase of investments. The net cash provided by investing activities during the six months ended November 30, 2007 was primarily attributable to proceeds from sales and maturities of investments.

Financing activities provided cash of approximately $450,000 for the six months ended November 30, 2008 and approximately $815,000 for the six months ended November 30, 2007, respectively. Net cash provided by financing activities during the six months ended November 30, 2008 and 2007 was primarily due to proceeds from issuance of common stock from the exercise of stock options.

    As of November 30, 2008, the Company had working capital of $36.4 million. Working capital consists of cash and cash equivalents, short-term investments, accounts receivable, inventory and other current assets, less current liabilities.

    The Company announced in August 1998 that its board of directors had authorized the repurchase of up to 1,000,000 shares of its outstanding common shares. The Company may repurchase the shares in the open market or in privately negotiated transactions, from time to time, subject to market conditions. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase program may be interrupted or discontinued at any time. Any such repurchase of shares, if consummated, may use a portion of the Company's working capital. As of May 31, 2006, the Company had repurchased 523,700 shares at an average price of $3.95. Shares repurchased by the Company are cancelled. The Company has not repurchased any of its outstanding common stock since May 31, 2006.

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

    The Company anticipates that the existing cash balances together with cash provided by operations, if any, are adequate to meet its working capital and capital equipment requirements through calendar year 2009. After calendar year 2009, depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required, or, if available, that such financing can be obtained on terms satisfactory to the Company.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In October 2008, the FASB issued FASB Staff Position No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active" ("FSP 157-3"). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and it is effective upon the issuance date. The application of FSP 157-3 did not have a material impact on the Company's consolidated financial position and results of operations.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The Company considered the provisions of Financial Reporting Release No. 48, "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity instruments at November 30, 2008.

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

Current economic conditions could materially adversely affect the Company's operations and performance.

    Our operations and performance depend significantly on worldwide economic conditions. The current financial turmoil affecting the banking system and financial markets has resulted in a tightening of the credit markets and a weakening global economy which are contributing to slowdowns in the semiconductor manufacturing industry in which we operate. Specifically, we have experienced a lengthening of the sales cycle and we have also received requests by our customers to defer delivery of equipment. Difficulties in obtaining capital and deteriorating market conditions pose a risk that some of our customers may not be able to obtain necessary financing on reasonable terms which could result in lower sales for the Company. Customers with liquidity issues may lead to additional bad debt expense for the Company. These conditions may also similarly affect key suppliers, which could affect their ability to deliver parts and result in delays on our products.

    The current economic conditions and uncertainty about future economic conditions make it challenging for us to forecast our operating results, make business decisions, and identify the risks that may affect our business, financial condition and results of operations. If we are not able to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, our business, financial condition or results of operations may be materially and adversely affected.

We depend on a small number of key customers in the semiconductor manufacturing industry for a large portion of our revenues.

    The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and contract assemblers accounting for a substantial portion of the purchases of semiconductor equipment. Sales to the Company's five largest customers accounted for approximately 99.4% and 96.5% of its net sales in the three and six months ended November 30, 2008, respectively. One customer accounted for approximately 92.8% and 90.5% of the Company's net sales in the three and six months ended November 30, 2008, respectively. Sales to the Company's five largest customers accounted for approximately 99.2% and 98.3% of its net sales in the three and six months ended November 30, 2007, respectively. One customer accounted for approximately 91.3% and 83.6% of the Company's net sales in the three and six months ended November 30, 2007, respectively. No other customers represented more than 10% of the Company's net sales for either fiscal 2009 or fiscal 2008. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. In addition, sales to particular customers may fluctuate significantly from quarter to quarter. The loss of or reduction or delay in an order or orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect our business, financial condition and operating results.

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

A substantial portion of our revenues is generated by relatively small volume, high value transactions.

    We derive a substantial portion of our revenues from the sale of a relatively small number of systems which typically range in purchase price from approximately $300,000 to over $1 million per system. As a result, the loss or deferral of a limited number of system sales could have a material adverse effect on our net sales and operating results in a particular period. All customer purchase orders are subject to cancellation or rescheduling by the customer with limited penalties, and, therefore, backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. From time to time, cancellations and rescheduling of customer orders have occurred, and delays by our suppliers in providing components or subassemblies to us have caused delays in our shipments of our own products. There can be no assurance that we will not be materially adversely affected by future cancellations and rescheduling. A substantial portion of our net sales is typically realized near the end of each quarter. A delay or reduction in shipments near the end of a particular quarter, due, for example, to unanticipated shipment rescheduling, cancellations or deferrals by customers, customer credit issues, unexpected manufacturing difficulties experienced by us, or delays in deliveries by suppliers, could cause net sales in a particular quarter to fall significantly below our expectations.

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

We may experience a limited Burn-In System market and we depend upon continued market acceptance for our MAX system.

    We have historically derived a substantial portion of our net sales from the sale of dynamic burn-in systems. We believe that the market for burn-in systems is mature and is not expected to have significant long-term growth.
In general, process control improvements in the semiconductor industry have tended to reduce burn-in times. In addition, as a given IC product generation matures and yields increase, the required burn-in time may be reduced or eliminated. IC manufacturers, which historically have been our primary customer base, increasingly outsource test and burn-in to independent test labs, which often build their own systems. Our success depends upon the continued acceptance of our MAX burn-in products within these markets. There can be no assurance that the market for burn-in systems will grow, and sales of our MAX burn-in products could decline.

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

    A substantial portion of our net sales has been in Asia. Turmoil in the Asian financial markets has resulted, and may result in the future, in dramatic currency devaluations, stock market declines, restriction of available credit and general financial weakness. In addition, flash, DRAM, and other memory device prices in Asia have recently declined dramatically, and will likely do so again in the future. These developments may affect us in several ways. We believe that many international semiconductor manufacturers limited their capital spending in fiscal year 2008, and that the uncertainty of the memory market may cause some manufacturers in the future to again delay capital spending plans. The economic conditions in Asia may also affect the ability of our customers to meet their payment obligations, resulting in cancellations or deferrals of existing orders and the limitation of additional orders. In addition, Asian governments have subsidized some portion of fabrication construction. Financial turmoil may reduce these governments' willingness to continue such subsidies. Such developments could have a material adverse affect on our business, financial condition and results of operations.

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

Our industry is subject to rapid technological changes. Our ability to compete depends in part upon our ability to introduce new products in a timely manner.

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

    As is common with new complex and software-intensive products, we have encountered reliability, design and manufacturing issues as we began volume production and initial installations of certain products at customer sites. Certain of these issues in the past have been related to components and subsystems supplied to us by third parties who have in some cases limited our ability to address such issues promptly. This process in the past required, and in the future is likely to require, us to incur un-reimbursed engineering expenses, and from time to time to experience larger than anticipated warranty claims and could result in product returns. In the early stages of product development, there can be no assurance that reliability, design and manufacturing issues will not be discovered or, that if such issues arise, they can be resolved to the customers' satisfaction or that the resolution of such problems will not cause us to incur significant development costs or warranty expenses or to lose significant sales opportunities.

Future changes in semiconductor technologies may make our products obsolete.

    Future improvements in semiconductor design and manufacturing technology may reduce or eliminate the need for our products. For example, improvements in BIST technology, and improvements in conventional test systems, such as reduced cost or increased throughput, may significantly reduce or eliminate the market for one or more of our products. If we are not able to improve our products or develop new products or technologies quickly enough to maintain a competitive position in our markets, we may not be able to grow our business.

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

We may be subject to litigation relating to intellectual property infringement which would be time-consuming, expensive and a distraction from our business.

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

We are subject to environmental regulations.

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

    None.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held an Annual Meeting of Shareholders on October 28, 2008 (the "Annual Meeting"). There were issued and outstanding on September 12, 2008, the record date, 8,402,720 shares of common stock. There were present at the Annual Meeting in person and by proxy Shareholders of the Company who were holders of 7,721,614 shares of common stock entitled to vote thereat, constituting a quorum. At the Annual Meeting, the following votes were cast for the proposals indicated:

Proposal One:  Election of Directors of the Company.


      NOMINEE                VOTES FOR     VOTES WITHHELD
------------------           ---------     --------------
Rhea J. Posedel              6,821,722            899,892
Robert R. Anderson           6,822,162            899,452
William W.R. Elder           6,786,361            935,253
Mukesh Patel                 7,617,895            103,719
Howard T. Slayen             7,607,017            114,597


Proposal Two: Approve an amendment of the Company's 2006 Equity Incentive Plan to increase the number of shares reserved for issuance thereunder by an additional 600,000 shares.



              TOTAL VOTES     TOTAL VOTES     TOTAL VOTES     TOTAL BROKER
PROPOSAL          FOR           AGAINST         ABSTAIN         NON-VOTES
-----------   -----------     -----------     -----------     ------------
TWO             3,439,155       1,209,648          10,085        3,062,726

Proposal Three: Ratify the selection of Burr, Pilger & Mayer LLP as the Company's independent registered public accounting firm for the fiscal year ending May 31, 2009.


              TOTAL VOTES     TOTAL VOTES     TOTAL VOTES     TOTAL BROKER
PROPOSAL          FOR           AGAINST         ABSTAIN         NON-VOTES
-----------   -----------     -----------     -----------     ------------
Three           7,653,138          56,751          11,725           --


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

                                                 Aehr Test Systems
                                                    (Registrant)

Date:     January 13, 2009                 /s/    RHEA J. POSEDEL
                                           ---------------------------
                                                  Rhea J. Posedel
                                            Chief Executive Officer and
                                        Chairman of the Board of Directors


Date:     January 13, 2009                 /s/    GARY L. LARSON
                                           ----------------------------
                                                  Gary L. Larson
                                            Vice President of Finance and
                                               Chief Financial Officer

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