Form 10-Q/A
period 2008-08-31
AEHR TEST SYSTEMS
filed 2009-04-02
CIK 1040470

FORM 10-Q/A
                        SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Amendment No. 1)

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

                           EXPLANATORY NOTE

	Aehr Test Systems ("Aehr Test," the "Company," "we," "us," and "our") is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2008 in order to amend Exhibits 31.1 and 31.2.

      This Amendment No. 1 amends Exhibits 31.1 and 31.2 only. All other items and exhibits contained in the Form 10-Q as filed on October 14, 2008 remain unchanged. This Amendment No. 1 does not reflect facts or events occurring after the original file date of October 14, 2008 nor modify (except as set forth above) or update the disclosures in any way.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Aehr Test Systems
                                                    (Registrant)

Date:     April 2, 2009                  /s/    RHEA J. POSEDEL
                                         ---------------------------------
                                                  Rhea J. Posedel
                                            Chief Executive Officer and
                                        Chairman of the Board of Directors


Date:     April 2, 2009                  /s/    GARY L. LARSON
                                         --------------------------------
                                                  Gary L. Larson
                                            Vice President of Finance and
                                               Chief Financial Officer