Form 10-K/A
period 2008-05-31
AEHR TEST SYSTEMS
filed 2009-04-06
CIK 1040470

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                FORM 10-K/A
                             (Amendment No. 2)
 (Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the fiscal year ended May 31, 2008
                                     or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from ________________ to ________________

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

                          EXPLANATORY NOTE

      Aehr Test Systems ("Aehr Test," the "Company," "we," "us," and "our") is filing this Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended May 31, 2008 as amended by our Amendment No. 1 filed on April 2, 2009 in order to amend Exhibits 31.1 and 31.2.

      This Amendment No. 2 amends Exhibits 31.1 and 31.2 only. All other items and exhibits contained in the Form 10-K as filed on August 29, 2008 remain unchanged. This Amendment No. 2 does not reflect facts or events occurring after the original file date of August 29, 2008 nor modify (except as set forth above) or update the disclosures in any way.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 3, 2009
                                AEHR TEST SYSTEMS

                                By:             /s/ RHEA J. POSEDEL
                                     ----------------------------------------
                                                   Rhea J. Posedel
                                            CHIEF EXECUTIVE OFFICER AND
                                        CHAIRMAN OF THE BOARD OF DIRECTORS