Form 10-Q
period 2009-02-28
AEHR TEST SYSTEMS
filed 2009-04-13
CIK 1040470

                                    FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 28, 2009.

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

                    (Item 1)      YES  X       NO
                                      ---         ---

                    (Item 2)      YES  X       NO
                                      ---         ---

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer                    Accelerated filer
                        ---                                   ---
Non-accelerated filer  X                   Smaller reporting company
                      ---                                            ---
(Do not check if a smaller reporting company)

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 YES          NO  X
                                      ---         ---


     Number of shares of common stock, $0.01 par value, outstanding at March 31, 2009 was 8,450,000.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED FEBRUARY 28, 2009

                                     INDEX



PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
               February 28, 2009 and May 31, 2008 . . . . . . . . . . .   4

          Condensed Consolidated Statements of Operations for the three months and nine months ended February 28, 2009 and
               February 29, 2008. . . . . . . . . . . . . . . . . . . .   5

          Condensed Consolidated Statements of Cash Flows for the
               nine months ended February 28, 2009 and
               February 29, 2008. . . . . . . . . . . . . . . . . . . .   6

          Notes to Condensed Consolidated Financial Statements. . . . .   7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations. . . . . . . . . . . . . . . .  16

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risks. .  22

ITEM 4.  Controls and Procedures. . . . . . . . . . . . . . . . . . . .  22


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . .  23

ITEM 1A. Risk Factors   . . . . . . . . . . . . . . . . . . . . . . . .  23

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds. .  30

ITEM 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . .  30

ITEM 4.  Submission of Matters to a Vote of Security Holders  . . . . .  30

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

                        PART I.  FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                               AEHR TEST SYSTEMS
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)
                                  (unaudited)

                                                 February 28,   May 31,
                                                     2009         2008
                                                 -----------  -----------
                                                                    (1)
                        ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . .    $ 7,399      $15,648
  Accounts receivable, net of allowances for
    doubtful accounts of $13,743 and $183 at
    February 28, 2009 and May 31, 2008,
    respectively  . . . . . . . . . . . . . . . .      1,075       10,927
  Inventories . . . . . . . . . . . . . . . . . .      5,927       10,209
  Deferred income taxes . . . . . . . . . . . . .         --        3,043
  Prepaid expenses and other. . . . . . . . . . .        884          396
                                                 -----------  -----------
    Total current assets  . . . . . . . . . . . .     15,285       40,223

Property and equipment, net . . . . . . . . . . .      2,792        2,278
Goodwill. . . . . . . . . . . . . . . . . . . . .         --          274
Deferred income taxes . . . . . . . . . . . . . .         --        1,900
Other assets. . . . . . . . . . . . . . . . . . .        525          524
                                                 -----------  -----------
    Total assets  . . . . . . . . . . . . . . . .    $18,602      $45,199
                                                 ===========  ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . .    $ 1,703      $ 2,981
  Accrued expenses. . . . . . . . . . . . . . . .      2,666        3,694
  Deferred revenue. . . . . . . . . . . . . . . .        125          186
                                                 -----------  -----------
    Total current liabilities . . . . . . . . . .      4,494        6,861

Income tax payable. . . . . . . . . . . . . . . .        320          297
Deferred lease commitment . . . . . . . . . . . .        309          269
                                                 -----------  -----------
    Total liabilities . . . . . . . . . . . . . .      5,123        7,427
                                                 -----------  -----------
Shareholders' equity:
  Common stock, $0.01 par value:
    Issued and outstanding: 8,450 shares and
    8,359 shares at February 28, 2009 and
    May 31, 2008, respectively. . . . . . . . . .         85           84
  Additional paid-in capital. . . . . . . . . . .     44,191       42,796
  Accumulated other comprehensive income. . . . .      2,649        2,395
  Accumulated deficit . . . . . . . . . . . . . .    (33,446)      (7,503)
                                                 -----------  -----------
    Total shareholders' equity  . . . . . . . . .     13,479       37,772
                                                 -----------  -----------
    Total liabilities and shareholders' equity. .    $18,602      $45,199
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

                              AEHR TEST SYSTEMS
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                 (unaudited)


                                         Three Months Ended      Nine Months Ended
                                        --------------------   --------------------
                                         Feb. 28,   Feb. 29,    Feb. 28,   Feb. 29,
                                           2009       2008        2009       2008
                                        ---------  ---------   ---------  ---------

Net sales. . . . . . . . . . . . . . .   $  1,235    $10,792     $20,167    $28,127
Cost of sales. . . . . . . . . . . . .      8,049      5,262      17,471     13,532
                                        ---------  ---------   ---------  ---------
Gross (loss) profit. . . . . . . . . .     (6,814)     5,530       2,696     14,595
                                        ---------  ---------   ---------  ---------
Operating expenses:
  Selling, general and administrative.     15,328      2,001      19,243      5,664
  Research and development . . . . . .      1,596      1,826       4,651      4,919
  Impairment of goodwill . . . . . . .        274         --         274         --
                                        ---------  ---------   ---------  ---------
      Total operating expenses . . . .     17,198      3,827      24,168     10,583
                                        ---------  ---------   ---------  ---------
(Loss) income from operations. . . . .    (24,012)     1,703     (21,472)     4,012

Interest income  . . . . . . . . . . .         26         55         136        213
Other income (expense), net. . . . . .          7         38         384        (70)
                                        ---------  ---------   ---------  ---------
(Loss) income before income tax
  expense (benefit). . . . . . . . . .    (23,979)     1,796     (20,952)     4,155

Income tax expense (benefit) . . . . .      3,701       (130)      4,991         84
                                        ---------  ---------   ---------  ---------
Net (loss) income. . . . . . . . . . .   $(27,680)   $ 1,926    $(25,943)   $ 4,071
                                        =========  =========   =========  =========

Net (loss) income per share - basic. .   $  (3.28)   $  0.24     $ (3.08)   $  0.51
Net (loss) income per share - diluted.   $  (3.28)   $  0.23     $ (3.08)   $  0.48

Shares used in per share calculations:
  Basic. . . . . . . . . . . . . . . .      8,450      8,025       8,424      7,919
  Diluted. . . . . . . . . . . . . . .      8,450      8,476       8,424      8,398





                     The accompanying notes are an integral part of these
                         condensed consolidated financial statements.

                                   AEHR TEST SYSTEMS
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (in thousands)
                                      (unaudited)


                                                       Nine Months Ended
                                                     ---------------------
                                                       Feb. 28,    Feb. 29,
                                                        2009        2008
                                                     ---------   ---------
Cash flows from operating activities:
  Net (loss) income.............................      $(25,943)     $4,071
  Adjustments to reconcile net (loss) income to
    net cash used in operating  activities:
    Stock compensation expense..................           947         612
    Provision for doubtful accounts.............        13,573          13
    Loss on disposal of assets..................            --           6
    Impairment of goodwill......................           274          --
    Depreciation and amortization...............           396         332
    Deferred income taxes.......................         4,943          --
    Changes in operating assets and liabilities:
      Accounts receivable.......................        (3,647)    (11,376)
      Inventories...............................         3,950         270
      Deferred lease commitment.................            40         (75)
      Accounts payable..........................        (1,278)          5
      Income tax payable........................            23          --
      Accrued expenses and deferred revenue.....        (1,089)      1,052
      Prepaid expenses and other................          (488)         12
                                                     ---------   ---------
        Net cash used in
          operating activities..................        (8,299)     (5,078)
                                                     ---------   ---------
Cash flows from investing activities:

    Purchase of investments.....................            --        (500)
    Proceeds from sales and maturity
      of investments............................            --       3,188
    Purchase of property and equipment..........          (578)       (417)
                                                     ---------   ---------
        Net cash (used in) provided by
          investing activities..................          (578)      2,271
                                                     ---------   ---------
Cash flows from financing activities:
    Proceeds from issuance of common stock
      and exercise of stock options.............           450       1,053
                                                     ---------   ---------
        Net cash provided by
          financing activities..................           450       1,053
                                                     ---------   ---------

Effect of exchange rates on cash................           178         964
                                                     ---------   ---------
        Net decrease in cash and
          cash equivalents......................        (8,249)       (790)

Cash and cash equivalents, beginning of period..        15,648       6,564
                                                     ---------   ---------
Cash and cash equivalents, end of period........      $  7,399      $5,774
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

    ACCOUNTING ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under6 the circumstances. Actual results may differ from those estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

2.  STOCK-BASED COMPENSATION

    The Company accounts for stock options and employee stock purchase plan ("ESPP") shares under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004),"Share-Based Payment" ("SFAS No. 123(R)") which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at each grant date, based on the fair value of the award, and is recognized as expense over the employee's requisite service period. All of the Company's stock compensation is accounted for as an equity instrument. See Notes 9 and 10 in the Company's Annual Report on Form 10-K for fiscal 2008 filed on August 29, 2008 for further information regarding the stock option plan and the ESPP.

    The following table summarizes compensation costs related to the Company's stock-based compensation for the three and nine months ended February 28, 2009 and February 29, 2008, respectively (in thousands, except per share data):

                                              Three Months Ended   Nine Months Ended
                                              ------------------  ------------------
                                              Feb. 28,  Feb. 29,  Feb. 28,  Feb. 29,
                                                2009      2008      2009      2008
                                              --------  --------  --------  --------
Stock-based compensation in the form of employee
  stock options and ESPP shares, included in:

Cost of sales  . . . . . . . . . . . . . . .      $ 79      $ 25      $160      $ 56
Selling, general and administrative  . . . .       155       120       488       349
Research and development . . . . . . . . . .        97        71       299       207
                                              --------  --------  --------  --------
Total stock-based compensation . . . . . . .       331       216       947       612
Tax effect on stock-based compensation . . .       255        (4)       --       (12)
                                              --------  --------  --------  --------
Net effect on net (loss) income. . . . . . .      $586      $212      $947      $600
                                              ========  ========  ========  ========
Effect on net (loss) income per share:
  Basic  . . . . . . . . . . . . . . . . . .     $0.07     $0.03     $0.11     $0.08
  Diluted  . . . . . . . . . . . . . . . . .     $0.07     $0.03     $0.11     $0.07


    As of February 28, 2009, stock-based compensation costs of $31,000 are capitalized as part of inventory.

    During the three months ended February 28, 2009 and February 29, 2008, the Company recorded stock-based compensation related to stock options of $300,000 and $181,000, respectively. During the nine months ended February 28, 2009 and February 29, 2008, the Company recorded stock-based compensation related to stock options of $835,000 and $507,000, respectively.

    As of February 28, 2009, the total unrecognized stock based compensation cost related to unvested stock-based awards under the Company's 1996 Stock Option Plan and 2006 Equity Incentive Plan was approximately $2,713,000, which is net of estimated forfeitures of $55,000. This cost will be amortized over the remaining service period of the underlying options. The weighted average period is approximately 3.0 years.

    During the three months ended February 28, 2009 and February 29, 2008, the Company recorded stock-based compensation related to its ESPP of $31,000 and $35,000, respectively. During the nine months ended February 28, 2009 and February 29, 2008, the Company recorded stock-based compensation related to its ESPP of $112,000 and $105,000, respectively.

    As of February 28, 2009, the total compensation cost related to options to purchase the Company's common stock under the ESPP but not yet recognized was approximately $94,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 1.3 years.

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

    Fair Value. The fair values of the Company's stock options granted to employees and ESPP shares for the three and nine months ended February 28, 2009 and February 29, 2008 were estimated using the following weighted average assumptions in the Black-Scholes option valuation model consistent with the provisions of SFAS No. 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107.

    The fair value of our stock options granted to employees for the three and nine months ended February 28, 2009 and February 29, 2008, respectively, was estimated using the following weighted-average assumptions:

                                             Three months ended   Nine Months Ended
                                             ------------------   -----------------
                                             Feb. 28,   Feb. 29,  Feb. 28,  Feb. 29,
                                               2009       2008      2009      2008
                                             -------    -------   -------   -------
Option Plan Shares
Expected Term (in years)....................       5          5         5         5
Volatility..................................    0.77       0.71      0.74      0.74
Expected Dividend...........................   $0.00      $0.00     $0.00     $0.00
Risk-free Interest Rates....................   1.68%      2.87%     2.99%     4.60%
Estimated Forfeiture Rate...................      2%         4%        2%        4%
Weighted Average Grant Date Fair Value......   $0.89      $4.24     $3.67     $3.93

    The fair value of our ESPP shares for the three and nine months ended February 28, 2009 and February 29, 2008, respectively, was estimated using the following weighted-average assumptions:


                                           Three months ended    Nine Months Ended
                                           -------------------  ------------------
                                           Feb. 28,   Feb. 29,  Feb. 28,  Feb. 29,
                                             2009       2008      2009      2008
                                           --------- ---------  --------- ---------
Employee Stock Purchase Plan Shares
Expected Term (in years)..................  0.5-2.0   0.5-2.0    0.5-2.0   0.5-2.0
Volatility................................ 0.64-0.88 0.51-0.63  0.62-0.88 0.43-0.69
Expected Dividend.........................   $0.00     $0.00      $0.00     $0.00
Risk-free Interest Rates.................. 1.2%-1.6% 2.8%-4.4%  1.2%-2.6% 2.8%-4.9%
Estimated Forfeiture Rate.................      0%        4%         0%       4%
Weighted Average Grant Date Fair Value....   $1.35     $2.12      $1.60    $2.15


    The following table summarizes the stock option transactions during the three and nine months ended February 28, 2009 (in thousands, except per share data):


                                            Outstanding Options
                                ---------------------------------------------
                                                        Weighted
                                              Number    Average    Aggregate
                                 Available      of      Exercise   Intrinsic
                                  Shares      Shares      Price      Value
                                ----------   --------  ---------  ----------
Balances, May 31, 2008........         350      1,266      $5.05      $4,632

  Options granted.............        (268)       268     $10.03
  Options terminated..........           2         (2)     $5.17
  Options exercised...........          --        (44)     $4.35
                                ----------   --------
Balances, August 31, 2008.....          84      1,488      $5.97        $604

  Additional shares reserved..         600         --
  Options granted.............        (279)       279      $2.27
  Options terminated..........           5         (5)     $4.72
                                ----------   --------
Balances, November 30, 2008...         410      1,762      $5.38          --

  Options granted.............          (8)         8      $1.42
  Options terminated..........          65        (65)     $5.91
                                ----------   --------
Balances, February 28, 2009...         467      1,705      $5.35          --
                                ==========   ========

Options exercisable and expected to be
  exercisable at February 28, 2009              1,671      $5.35          --
                                             ========


    The options outstanding and exercisable at February 28, 2009 were in the following exercise price ranges (in thousands, except per share data):


                     Options Outstanding              Options Exercisable
                     at February 28, 2009             at February 28, 2009
            --------------------------------  --------------------------------------
                        Weighted                               Weighted
                        Average     Weighted  Number  Weighted Average
 Range of     Number    Remaining   Average   Exer-   Average  Remaining   Aggregate
 Exercise   Outstanding Contractual Exercise  cisable Exercise Contractual Intrinsic
  Prices      Shares   Life (Years)  Price    Shares   Price   Life (Years)  Value
----------- ----------- ----------- --------  ------- -------- ----------- ---------
$1.29-$3.63         687      3.43      $2.76      419    $3.05       2.68
$3.66-$4.08         129      1.89      $3.91      129    $3.91       1.88
$4.35-$4.60          53      0.79      $4.45       53    $4.45       0.79
$5.91-$7.00         403      3.24      $6.12      190    $6.11       3.09
$7.28-$10.93        433      4.25      $9.29      159    $8.73       4.20
            -----------                       -------
$1.29-$10.93      1,705      3.40      $5.35      950    $4.81       2.80         --
            ===========                       =======


    The total intrinsic value of options exercised for the three and nine months ended February 28, 2009 was $0 and $219,000, respectively. The weighted average remaining contractual life of the options exercisable and expected to be exercisable at February 28, 2009 was 3.4 years.

3.  EARNINGS PER SHARE

    Earnings per share is computed based on the weighted average number of common and common equivalent shares (common stock options and ESPP shares) outstanding, when dilutive, during each period using the treasury stock method.

                                            Three Months Ended    Nine Months Ended
                                            ------------------   ------------------
                                            Feb. 28,  Feb. 29,   Feb. 28,  Feb. 29,
                                              2009      2008       2009      2008
                                            --------  --------   --------  --------
                                            (in thousands, except per share amounts)

Numerator: Net (loss) income............... $(27,680)   $1,926   $(25,943)   $4,071
                                            --------  --------   --------  --------
Denominator for basic net (loss) income per
  share:
  Weighted-average shares outstanding .....    8,450     8,025      8,424     7,919
                                            --------  --------   --------  --------
Shares used in basic net (loss) income per
  share calculation........................    8,450     8,025      8,424     7,919

Effect of dilutive securities..............       --       451         --       479
                                            --------  --------   --------  --------
Denominator for diluted net (loss) income
    per share..............................    8,450     8,476      8,424     8,398
                                            --------  --------   --------  --------

Basic net (loss) income per share..........   $(3.28)   $ 0.24     $(3.08)   $ 0.51
                                            ========  ========   ========  ========
Diluted net (loss) income per share........   $(3.28)   $ 0.23     $(3.08)   $ 0.48
                                            ========  ========   ========  ========



    Stock options to purchase 1,705,000 shares of common stock were outstanding on February 28, 2009, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive. Stock options to purchase 252,635 shares of common stock were outstanding on February 29, 2008, but not included in the computation of diluted net income per share, because the inclusion of such shares would be anti-dilutive.

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

    The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS No. 157 as of February 28, 2009 (in thousands):

                                  Balance as of
                                  February 28, 2009     Level 1     Level 2
                                  -----------------   ----------  ----------

Money market funds................           $6,393       $6,393        $ --
                                  -----------------   ----------  ----------
                                             $6,393       $6,393        $ --
                                  =================   ==========  ==========

                                  -----------------   ----------  ----------
Liabilities.......................           $   --       $   --        $ --
                                  =================   ==========  ==========

    As of February 28, 2009, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

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


5.  INVENTORIES

    Inventories are comprised of the following (in thousands):


                                         February 28,    May 31,
                                             2009         2008
                                         -----------  -----------

Raw materials and sub-assemblies........      $  380      $ 5,482
Work in process.........................       4,628        4,462
Finished goods..........................         919          265
                                         -----------  -----------
                                              $5,927      $10,209
                                         ===========  ===========


6.  SEGMENT INFORMATION

    The Company operates in one reportable segment: the design, manufacture and marketing of advanced test and burn-in products to the semiconductor manufacturing industry.

    The following presents information about the Company's operations in different geographic areas (in thousands):


                                            United                        Adjust-
                                            States     Asia     Europe     ments     Total
                                          --------- --------- --------- --------- ---------
Three months ended February 28, 2009:
  Net sales...........................      $ 1,605    $  382    $  159  $(   911)  $ 1,235
  Portion of U.S. net sales
    from export sales, including sales
    to subsidiaries...................        1,133        --        --        --     1,133
  Loss from operations................      (20,164)   (3,206)      (37)     (605)  (24,012)
  Identifiable assets.................       30,523     2,650     1,520   (16,091)   18,602
  Property and equipment, net.........        2,711        70        11        --     2,792

Nine months ended February 28, 2009:
  Net sales...........................      $20,325    $4,877    $  638  $( 5,673)  $20,167
  Portion of U.S. net sales
    from export sales, including sales
    to subsidiaries...................       14,627        --        --        --    14,627
  Loss from operations................      (17,908)   (3,053)      (22)     (489)  (21,472)
  Identifiable assets.................       30,523     2,650     1,520   (16,091)   18,602
  Property and equipment, net.........        2,711        70        11        --     2,792

Three months ended February 29, 2008:
  Net sales...........................      $11,290   $10,251    $   56  $(10,805)  $10,792
  Portion of U.S. net sales
    from export sales, including sales
    to subsidiaries...................       10,766        --        --        --    10,766
  Income (loss) from operations.......        2,736      (813)     (152)      (68)    1,703
  Identifiable assets.................       42,679    18,741     1,139   (26,147)   36,412
  Property and equipment, net.........        1,700        71         8        --     1,779

Nine months ended February 29, 2008:
  Net sales...........................      $26,479   $17,769    $  155  $(16,276)  $28,127
  Portion of U.S. net sales
    from export sales, including sales
    to subsidiaries...................       17,723        --        --        --    17,723
  Income (loss) from operations.......        3,896       612      (442)      (54)    4,012
  Identifiable assets.................       42,679    18,741     1,139   (26,147)   36,412
  Property and equipment, net.........        1,700        71         8        --     1,779


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

    Sales to the Company's five largest customers accounted for approximately 89.7% and 96.0% of its net sales in the three and nine months ended February 28, 2009, respectively. Three customers accounted for approximately 40.9%, 20.6% and 15.4% of the Company's net sales in the three months ended February 28, 2009. One customer, Spansion Inc., accounted for approximately 85.0% of the Company's net sales in the nine months ended February 28, 2009. Sales to the Company's five largest customers accounted for approximately 99.6% and 98.4% of its net sales in the three and nine months ended February 29,2008, respectively. One customer, Spansion Inc., accounted for approximately 94.3% and 87.7% of the Company's net sales in the three and nine months ended February 29,2008, respectively.

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

    Following is a summary of changes in the Company's liability for product warranties during the three and nine months ended February 28, 2009 and February 29, 2008 (in thousands):


                                            Three Months Ended   Nine Months Ended
                                            ------------------   -----------------
                                            Feb. 28,  Feb. 29,   Feb. 28, Feb. 29,
                                              2009      2008       2009     2008
                                            --------  --------   -------- --------
Balance at the beginning of the period....      $261      $271       $387     $153

Accruals for warranties issued
  during the period.......................       237       198        535      559
Reversals of warranties issued
  during the period.......................        --        --         --       --
Settlement made during the period
  (in cash or in kind)....................       (71)     (149)      (495)    (392)
                                            --------   -------   -------- --------
Balance at the end of the period..........      $427      $320       $427     $320
                                            ========   =======   ======== ========

    The accrued warranty balance is included in accrued expenses on the accompanying condensed consolidated balance sheets.

8.  OTHER COMPREHENSIVE (LOSS) INCOME

    Other comprehensive (loss) income, net of tax is comprised of the following (in thousands):

                                          Three Months Ended   Nine Months Ended
                                          ------------------   ------------------
                                          Feb. 28,  Feb. 29,   Feb. 28,  Feb. 29,
                                            2009      2008       2009     2008
                                          --------  --------   --------  --------

Net (loss) income ....................... $(27,680)   $1,926   $(25,943)   $4,071
Foreign currency translation
  adjustments expense....................       65       460        254       898
Unrealized holding gains (losses) arising
  during period.......................          (3)       (1)        --         1
                                          --------  --------  ---------  --------
Comprehensive (loss) income.............. $(27,618)   $2,385   $(25,689)   $4,970
                                          ========  ========  =========  ========


9.  INCOME TAXES

    The Company accounts for uncertain tax positions in accordance with the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company does not expect any material change in its unrecognized tax benefits over the next twelve months. In accordance with FIN No. 48, the Company recognizes interest and penalties related to unrecognized tax benefits as a component of income taxes.


    For the three and nine months ended February 28, 2009, the Company had recorded tax expenses of $3,701,000 and $4,991,000, respectively. For the three and nine months ended February 29, 2008, the Company had recorded tax (benefits) expenses of ($130,000) and $84,000, respectively.

    Although the Company files U.S. federal, various state, and foreign tax returns, the Company's only major tax jurisdictions are the United States, California, Germany and Japan. Tax years 1993 - 2007 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

10.  EMPLOYEE BENEFIT PLANS

    The Company maintains stock option plans, an employee stock purchase plan and an equity incentive plan. The employee benefit plans are discussed in Notes 9 and 10 to the consolidated financial statements in the Company's 2008 Annual Report on Form 10-K.

    The purpose of these plans is to attract and retain the services of qualified and talented persons to serve as employees, directors and/or consultants of the Company by providing equity ownership and compensation opportunities in the Company. These plans were approved by the Company's shareholders.

    In October 2006, the Company's 2006 Equity Incentive Plan and the 2006 Employee Stock Purchase Plan (collectively, the "2006 Plans") were approved by the Company's shareholders. The 2006 Plans replace the Company's Amended and Restated 1996 Stock Option Plan, which would otherwise have expired in 2006, and the Company's 1997 Employee Stock Purchase Plan, which would otherwise have expired in 2007. The Amended and Restated 1996 Stock Option Plan will continue to govern awards previously granted under that plan.

    As of February 28, 2009, out of the 2,172,000 shares authorized for grant under the 1996 Stock Option Plan and 2006 Equity Incentive Plan, approximately 1,705,000 shares are outstanding. As of February 28, 2009, 73,000 shares had been issued from the 200,000 shares authorized for grant under the 2006 Employee Stock Purchase Plan.

11.  IMPAIRMENT OF GOODWILL

    Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in the Company's acquisition of its Japanese subsidiary. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is reviewed annually or whenever events or circumstances indicate that a decline in value may have occurred. Based on the fair market value of the Company's common stock relative to its book value and revised estimates for its future cash flow and revenue projections, the Company determined that indicators of impairment for its goodwill were present during the third quarter of 2009. As a result, the Company tested the goodwill for impairment, determined that it was impaired and recorded a non-cash impairment of goodwill charge of $274,000 for the three months ended February 28, 2009.

12.  RECENT ACCOUNTING PRONOUNCEMENTS

    In October 2008, the FASB issued FASB Staff Position No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active" ("FSP 157-3"). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and it is effective upon the issuance date. The application of FSP 157-3 did not have a material impact on the Company's consolidated financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report and with our Annual Report on Form 10-K for the fiscal year ended May 31, 2008 and the consolidated financial statements and notes thereto.

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

    Global demand for semiconductor equipment has been severely impacted by the current negative global economic environment. As a result, in the third quarter of fiscal 2009 we experienced a significant decline in sales. In the third quarter of fiscal 2009, the Company's financial results reflected the impact of the bankruptcy filing of its largest customer, Spansion Inc. ("Spansion"). Due to the bankruptcy filing and the current very weak market for the Company's products, we recorded $13.7 million provision for bad debts, $5.7 million provision for excess and obsolete inventory, $4.9 million increase in the valuation allowance against the Company's deferred tax assets, $0.5 million charge related to cancellation costs, $0.3 million goodwill impairment charge and $0.2 million severance charges. The Company has significantly reduced its headcount and initiated other expense reduction measures. The Company intends to take additional actions as necessary to maintain sufficient cash to manage through this economic downturn.

CRITICAL ACCOUNTING POLICIES

    The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, long-term service contracts, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of the critical accounting policies, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2008.

RESULTS OF OPERATIONS

    The following table sets forth items in the Company's unaudited condensed consolidated statements of operation as a percentage of net sales for the periods indicated.

                                          Three Months Ended     Nine Months Ended
                                         --------------------   -------------------
                                         Feb. 28,    Feb. 29,   Feb. 28,   Feb. 29,
                                           2009        2008       2009       2008
                                         --------   ---------   --------   --------

Net sales. . . . . . . . . . . . . . . .    100.0 %     100.0 %    100.0 %    100.0 %
Cost of sales. . . . . . . . . . . . . .    651.7        48.8       86.6       48.1
                                         --------   ---------   --------   --------
Gross (loss) profit. . . . . . . . . . .   (551.7)       51.2       13.4       51.9
                                         --------   ---------   --------   --------
Operating expenses:
  Selling, general and administrative. .  1,241.1        18.5       95.4       20.1
  Research and development . . . . . . .    129.2        16.9       23.1       17.5
  Impairment of goodwill . . . . . . . .     22.2          --        1.4         --
                                         --------   ---------   --------   --------
      Total operating expenses . . . . .  1,392.5        35.4      119.9       37.6
                                         --------   ---------   --------   --------
(Loss) income from operations. . . . . . (1,944.2)       15.8     (106.5)      14.3

Interest income. . . . . . . . . . . . .      2.1         0.5        0.7        0.8
Other income (expense), net. . . . . . .      0.5         0.3        1.9       (0.3)
                                         --------   ---------   --------   --------
(Loss) income before income tax expense
  (benefit). . . . . . . . . . . . . . . (1,941.6)       16.6     (103.9)      14.8

Income tax expense (benefit) . . . . . .    299.7        (1.2)      24.7        0.3
                                         --------   ---------   --------   --------
Net (loss)income . . . . . . . . . . . . (2,241.3)%      17.8 %   (128.6)%     14.5 %
                                         ========   =========   ========   ========


THREE MONTHS ENDED FEBRUARY 28, 2009 COMPARED TO THREE MONTHS ENDED FEBRUARY 29, 2008

    NET SALES. Net sales decreased to $1.2 million for the three months ended February 28, 2009 from $10.8 million for the three months ended February 29, 2008, a decrease of 88.6%. The decrease in net sales for the three months ended February 28, 2009 resulted primarily from decreases in net sales of the Company's wafer-level products and MTX products, partially offset by an increase in sales of the Company's MAX monitored burn-in products. Net sales of the Company's wafer-level products for the three months ended February 28, 2009 were $6,000, and decreased approximately $10.1 million from the three months ended February 29, 2008. The decline in net sales of wafer-level products was primarily due to the fact that no net sales were recorded to Spansion. in the three months ended February 28, 2009. During the preceding two years, Spansion had been our largest customer. Spansion declared bankruptcy in February and March 2009, and has not subsequently placed any orders with the Company. If Spansion places future orders for the Company's products, payment will be expected in advance of shipment. Net sales of the Company's MTX products for the three months ended February 28, 2009 were $43,000, and decreased approximately $181,000 from the three months ended February 29, 2008. Net sales of the Company's MAX monitored burn-in products for the three months ended February 28, 2009 were $1.2 million, and increased approximately $724,000 from the three months ended February 29, 2008.

    GROSS (LOSS) PROFIT. Gross (loss) profit consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross loss was $6.8 million for the three months ended February 28, 2009, compared with gross profit of $5.5 million for the three months ended February 29, 2008. The decrease in gross profit was primarily the result of the significant decline in net sales, and the $5.7 million provision for excess and obsolete inventory reserves. The majority of the reserves were taken as a result of Spansion's bankruptcy.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related costs of employees, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses of $15.3 million in the three months ended February 28, 2009 increased from $2.0 million in the three months ended February 29, 2008. The significant increase in SG&A expense was primarily due to the $13.7 million increase in the provision for bad debts, related to Spansion's bankruptcy filing.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses decreased to $1.6 million for the three months ended February 29, 2009 from $1.8 million for the three months ended February 29, 2008, a decrease of 12.6%. This decrease was primarily attributable to decreases in employment related expenses of $116,000 and project material related costs of $40,000.

    IMPAIRMENT OF GOODWILL. Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in the Company's acquisition of its Japanese subsidiary. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is reviewed annually or whenever events or circumstances indicate that a decline in value may have occurred. Based on the fair market value of the Company's common stock relative to its book value and revised estimates for its future cash flow and revenue projections, the Company determined that indicators of impairment for our goodwill were present during the third quarter of 2009. As a result, the Company tested the goodwill for impairment, determined that it was impaired and recorded a non-cash impairment of goodwill charge of $274,000 for the three months ended February 28, 2009.

    INTEREST INCOME. Interest income decreased to $26,000 for the three months ended February 28, 2009 from $55,000 for the three months ended February 29, 2008. The decrease in net interest income for the three months ended February 28, 2009 was primarily related to lower interest rates.

    INCOME TAX EXPENSE (BENEFIT). Income tax expense was $3.7 million for the three months ended February 28, 2009, compared with income tax benefit of $130,000 for the three months ended February 29, 2008. Income tax expense recognized in the third quarter of fiscal 2009 included $4.9 million of tax expense related to the recognition of a valuation allowance for deferred tax assets, partially offset by tax benefits during the quarter of $1.2 million, reflecting the reversal of tax expenses recorded earlier in fiscal 2009 based on the Company's expected annual income tax expense (benefit).

NINE MONTHS ENDED FEBRUARY 28, 2009 COMPARED TO NINE MONTHS ENDED FEBRUARY 29, 2008

    NET SALES. Net sales decreased to $20.2 million for the nine months ended February 28, 2009 from $28.1 million for the nine months ended February 29, 2008, a decrease of 28.3%. The decrease in net sales for the nine months ended February 28, 2009 resulted primarily from a decrease in net sales of the Company's wafer-level products. Net sales of the Company's wafer-level products for the nine months ended February 28, 2009 were $17.0 million, and decreased approximately $7.5 million from the nine months ended February 29, 2008.

    GROSS PROFIT. Gross profit decreased to $2.7 million for the nine months ended February 28, 2009 from $14.6 million for the nine months ended February 29, 2008, a decrease of 81.5%. Gross profit margin decreased to 13.4% for the nine months ended February 28, 2009 from 51.9% for the nine months ended February 29, 2008. The decrease in gross profit margin was primarily the result of the increase in the provision for excess and obsolete inventory reserves and a significant decline in net sales in the third quarter of fiscal 2009.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased to $19.2 million for the nine months ended February 28, 2009 from $5.7 million for the nine months ended February 29, 2008, an increase of 239.7%. The significant increase in SG&A expenses was primarily due to the $13.7 million increase in the provision for bad debts related to Spansion's bankruptcy filing.

    RESEARCH AND DEVELOPMENT. R&D expenses slightly decreased to $4.7 million in the nine months ended February 28, 2009 from $4.9 million in the nine months ended February 29, 2008, a decrease of 5.4%. As a percentage of net sales, R&D expenses increased to 23.1% for the nine months ended February 28, 2009 from 17.5% for the nine months ended February 29, 2008, reflecting lower net sales.

    IMPAIRMENT OF GOODWILL. The Company recorded non-cash impairment of goodwill charge of $274,000 for the nine months ended February 28, 2009.

    INTEREST INCOME. Interest income decreased to $136,000 for the nine months ended February 28, 2009 from $213,000 for the nine months ended February 29, 2008, a decrease of 36.2%. The decrease in interest income for the nine months ended February 28, 2009 was primarily related to lower interest rates.

    OTHER INCOME (EXPENSE), NET. Other income (expense), net increased to $384,000 for the nine months ended February 28, 2009 from ($70,000) for the nine months ended February 29, 2008. The increase in other income (expense), net was primarily attributable to our Japan subsidiary's recording of a foreign exchange gain of $396,000 on settlement of transactions in the second quarter period of fiscal 2009.

    INCOME TAX EXPENSE. Income tax expense increased to $5.0 million for the nine months ended February 28, 2009, from $84,000 for the nine months ended February 29, 2008. A low effective tax rate was recognized for the nine months ended February 29, 2008 as the Company maintained a valuation allowance and recorded tax expense at the alternative minimum tax rate. During the fiscal year ended May 31, 2008 a partial release of the valuation allowance was made based upon the Company's current level of profitability and the level of forecasted future earnings. The nine-month period of fiscal 2009 reflects a $4.9 million tax expense related to the reinstatement of the valuation allowance for deferred tax assets as the Company no longer believes that the deferred tax assets will be realized.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was approximately $8.3 million for the nine months ended February 28, 2009 and $5.1 million for the nine months ended February 29, 2008. For the nine months ended February 28, 2009, net cash used in operating activities was primarily driven by net loss of $25.9 million, partially offset by increases of $13.6 million in the provision for doubtful accounts and $4.9 million of deferred income taxes. During the nine months ended February 28, 2009, the Company recorded bad debt expense of $13.7 million as a result of Spansion's bankruptcy filing. The increase in the deferred income taxes for the nine month period was primarily due to tax expense related to the recording of a valuation allowance for the Company's deferred tax assets as the Company no longer believes that the deferred tax assets will be realized. For the nine months ended February 29, 2008, net cash used in operating activities was primarily related to an increase in accounts receivable of $11.4 million, partially offset by net income of $4.1 million. The increase in accounts receivable in the nine month period was primarily attributable to the higher level of sales, as well as an increase in the proportion of receivables in Japan, which typically have longer payment terms.

    Net cash used in investing activities was approximately $578,000 for the nine months ended February 28, 2009 and net cash provided by investing activities was approximately $2.3 million for the nine months ended February 29, 2008. The net cash used in investing activities during the nine months ended February 28, 2009 was primarily due to the purchase of property and equipment. The net cash provided by investing activities during the nine months ended February 29, 2008 was primarily due to $3.2 million in net proceeds from sales and maturity of investments, partially offset by $500,000 in purchase of investments.

    Financing activities provided cash of approximately $450,000 for the nine months ended February 28, 2009 and approximately $1.1 million for the nine months ended February 29, 2008. Net cash provided by financing activities during the nine months ended February 28, 2009 and February 29, 2008 was primarily due to proceeds from issuance of common stock from the exercise of stock options.

    As of February 28, 2009, the Company had working capital of $10.8 million. Working capital consists of cash and cash equivalents, short-term investments, accounts receivable, inventory and other current assets, less current liabilities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In October 2008, the FASB issued FASB Staff Position No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active" ("FSP 157-3"). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and it is effective upon the issuance date. The application of FSP 157-3 did not have a material impact on the Company's consolidated financial statements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The Company considered the provisions of Financial Reporting Release No. 48, "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." As of February 28, 2009, the Company had no holdings of derivative financial or commodity instruments.

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

Item 4.  CONTROLS AND PROCEDURES

    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

    CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                        PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

    None.

Item 1A. RISK FACTORS

    You should carefully consider the risks described below. These risks are not the only risks that we may face. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occurs, our business, financial condition or results of operations could be materially and adversely affected which could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report on Form 10-Q and in other documents we file with the U.S. Securities and Exchange Commission, including without limitation our most recently filed Annual Report on Form 10-K or presented elsewhere by management from time to time.

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

If we are not able to reduce our operating expenses during periods of weak demand, or if we utilize significant amounts of cash to support operating losses, we will erode our cash resources and may not have sufficient cash to operate our business.

    In recent months, we implemented a variety of cost controls and restructured our operations with the goal of reducing our operating costs to position ourselves to more effectively meet the needs of the currently weak market for test and burn-in equipment. In the third quarter of fiscal 2009, however, we experienced operating losses and cash outflows and our cash and cash equivalents as of February 28, 2009 were approximately $7.4 million. We intend to take the necessary actions to ensure that we have sufficient cash to support operations during this downturn. We continue to explore methods to further reduce our costs, and we will likely incur additional restructuring charges in future periods, however, we cannot predict the amount of such charges at this time. Should the current downturn be prolonged and we are unable to reduce our operating expenses sufficiently, we may require additional debt or equity financing to meet working capital or capital expenditure needs. While we believe our cash balances will be sufficient to satisfy our cash requirements for at least the next twelve months, we cannot determine with certainty that, if needed, we would be able to raise additional funding through either equity or debt financing under these circumstances or on what terms such financing would be available.

We depend on a small number of key customers in the semiconductor manufacturing industry for a large portion of our revenues.

    The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and contract assemblers accounting for a substantial portion of the purchases of semiconductor equipment. Sales to the Company's five largest customers accounted for approximately 89.7% and 96.0% of its net sales in the three and nine months ended February 28, 2009, respectively. Three customers accounted for approximately 40.9%, 20.6% and 15.4% of the Company's net sales in the three months ended February 28, 2009, respectively. One customer, Spansion Inc., accounted for approximately 85.0% of the Company's net sales in the nine months ended February 28, 2009. Sales to the Company's five largest customers accounted for approximately 99.6% and 98.4% of its net sales in the three and nine months ended February 29, 2008, respectively. One customer, Spansion Inc., accounted for approximately 94.3% and 87.7% of the Company's net sales in the three and nine months ended February 29, 2008, respectively. No other customers represented more than 10% of the Company's net sales for either fiscal 2009 or fiscal 2008. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. In addition, sales to particular customers may fluctuate significantly from quarter to quarter. The loss of or reduction or delay in an order or orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect our business, financial condition and operating results. For example, Spansion Inc. declared bankruptcy in February and March 2009, and has not subsequently placed any orders with the Company, which has caused our revenues to drop dramatically.

Our operating results could be adversely affected by substantial quarterly and annual fluctuations.

    We have experienced and expect to continue to experience significant fluctuations in our quarterly and annual operating results. During fiscal years 2009, 2008, 2007 and 2006, quarterly net sales have been as low as $1.2 million and as high as $10.9 million, and gross margins for quarterly net sales have fluctuated between (551.7%) and 58.3%. Our future operating results will depend upon a variety of factors, including sales volume, the timing of significant orders, the mix of products sold, changes in pricing by us, our competitors, customers or suppliers, the length of sales cycles for our products, timing of new product announcements and releases by us and our competitors, market acceptance of new products and enhanced versions of our products, capital spending patterns by customers, manufacturing inefficiencies associated with our new product introductions, our ability to produce systems and products in volume and meet customer requirements, product returns and customer acceptance of product shipments, volatility in our targeted markets, political and economic instability, natural disasters, regulatory changes, possible disruptions caused by expanding existing facilities or moving into new facilities, expenses associated with acquisitions and alliances, and various competitive factors, including price-based competition, competition from vendors employing other technologies, and the amount of products sold under volume purchase arrangements, which tend to have lower selling prices. Accordingly, past performance may not be indicative of future performance.

A substantial portion of our revenues is generated by relatively small volume, high value transactions.

    We derive a substantial portion of our revenues from the sale of a relatively small number of systems which typically range in purchase price from approximately $300,000 to over $1.0 million per system. As a result, the loss or deferral of a limited number of system sales could have a material adverse effect on our net sales and operating results in a particular period. All customer purchase orders are subject to cancellation or rescheduling by the customer with limited penalties, and, therefore, backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. From time to time, cancellations and rescheduling of customer orders have occurred, and delays by our suppliers in providing components or subassemblies to us have caused delays in our shipments of our own products. There can be no assurance that we will not be materially adversely affected by future cancellations and rescheduling. A substantial portion of our net sales is typically realized near the end of each quarter. A delay or reduction in shipments near the end of a particular quarter, due, for example, to unanticipated shipment rescheduling, cancellations or deferrals by customers, customer credit issues, unexpected manufacturing difficulties experienced by us, or delays in deliveries by suppliers, could cause net sales in a particular quarter to fall significantly below our expectations.

We rely on continued market acceptance for our FOX system, and may not be successful in attracting new or maintaining our existing customers.

    A principal element of our business strategy is to capture an increasing share of the test equipment market through sales of our FOX wafer-level test and burn-in system. The FOX system is newly designed to simultaneously burn-in and functionally test all of the die on a wafer. The WaferPak contactor is an interface device which enables contact between the FOX wafer-level system and all of the die on a wafer, with a single touchdown. The market for the FOX systems is in the very early stages of development. Market acceptance of the FOX system is subject to a number of risks. Before a customer will incorporate the FOX system into a production line, lengthy qualification and correlation tests must be performed. We anticipate that potential customers may be reluctant to change their procedures in order to transfer burn-in and test functions to the FOX system. Initial purchases are expected to be limited to systems or to WaferPak contactors used for these qualifications and for engineering studies. Market acceptance of the FOX system also may be affected by a reluctance of integrated circuit manufacturers to rely on relatively small suppliers such as the Company. As is common with new complex products incorporating leading-edge technologies, we may encounter reliability, design and manufacturing issues as we begin volume production and initial installations of FOX systems at customer sites. The failure of the FOX system to achieve market acceptance would have a material adverse effect on our future operating results, long-term prospects and our stock price.

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

    We have historically derived a substantial portion of our net sales from the sale of dynamic burn-in systems. We believe that the market for burn-in systems is mature and is not expected to have significant long-term growth. In general, process control improvements in the semiconductor industry have tended to reduce burn-in times. In addition, as a given integrated circuit product generation matures and yields increase, the required burn-in time may be reduced or eliminated. Integrated circuit manufacturers, which historically have been our primary customer base, increasingly outsource test and burn-in to independent test labs, which often build their own systems. Our success depends upon the continued acceptance of our MAX burn-in products within these markets. There can be no assurance that the market for burn-in systems will grow, and sales of our MAX burn-in products could decline.

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

                                                 Aehr Test Systems
                                                    (Registrant)

Date:     April 10, 2009                 /s/    RHEA J. POSEDEL
                                         ---------------------------------
                                                  Rhea J. Posedel
                                            Chief Executive Officer and
                                        Chairman of the Board of Directors


Date:     April 10, 2009                 /s/    GARY L. LARSON
                                         --------------------------------
                                                  Gary L. Larson
                                            Vice President of Finance and
                                               Chief Financial Officer

                                 AEHR TEST SYSTEMS
                                 INDEX TO EXHIBITS


Exhibit No.     Description
----------      -----------------------------------------------------------

  3.2           Amended and Restated Bylaws of the Company.

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