Form 10-K
period 2009-05-31
AEHR TEST SYSTEMS
filed 2009-09-02
CIK 1040470

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the fiscal year ended May 31, 2009
                                    or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ________________ to ________________

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

      Securities registered pursuant to Section 12(b) of the Act:
                 Common stock, $0.01 par value
  Name of each exchange on which registered:  The NASDAQ Stock Market LLC
    Securities registered pursuant to Section 12(g) of the Act:  None


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

                            Yes [X]           No [ ]

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                            Yes [ ]           No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.   [X]

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

   Large accelerated filer   [ ]             Accelerated filer   [ ]
   Non-accelerated filer     [X]             Smaller reporting company   [ ]

  (Do not check if a smaller reporting company)


    Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).   Yes [ ]   No [X]

    The aggregate market value of the Registrant's common stock, par value $0.01 per share, held by non-affiliates of the Registrant, based upon the closing price of $2.19 on November 28, 2008, as reported on the NASDAQ Global Market, was approximately $15,326,000. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock (other than such persons of whom the Registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

    The number of shares of Registrant's common stock, par value $0.01 per share, outstanding at July 31, 2009 was 8,496,000.


Documents Incorporated By Reference

    Certain information required by Part III of this report on Form 10-K is incorporated by reference from the Registrant's proxy statement for the Annual Meeting of Shareholders to be held on October 27, 2009 (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year ended May 31, 2009.

                                AEHR TEST SYSTEMS

                                   FORM 10-K
                          FISCAL YEAR ENDED MAY 31, 2009

                                TABLE OF CONTENTS

                                   PART I
Item  1.    Business...................................................    4
Item  1A.   Risk Factors...............................................   10
Item  1B.   Unresolved Staff Comments..................................   15
Item  2.    Properties.................................................   15
Item  3.    Legal Proceedings..........................................   16
Item  4.    Submission of Matters to a Vote of Security Holders........   16


                                   PART II

Item  5.    Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities..........   16
Item  6.    Selected Consolidated Financial Data.......................   17
Item  7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................   18
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.   26
Item  8.    Financial Statements and Supplementary Data................   27
Item  9.    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure...................................   52
Item 9A(T). Controls and Procedures....................................   52
Item 9B.    Other Information..........................................   53


                                   PART III

Item 10.    Directors, Executive Officers and Corporate Governance.....   53
Item 11.    Executive Compensation.....................................   55
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters.................   55
Item 13.    Certain Relationships and Related Transactions.............   55
Item 14.    Principal Accountant Fees and Services.....................   56


                                   PART IV

Item 15.    Exhibits and Financial Statement Schedules.................   56


            Signatures.................................................   59

    This Annual Report on Form 10-K contains forward-looking statements with respect to Aehr Test Systems ("Aehr Test," the "Company," "we," "us," and "our") which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements due to a number of factors, including those described herein and the documents incorporated herein by reference, and those factors described in Part I, Item 1A under "Risk Factors." These statements typically may be identified by the use of forward-looking words or phrases such as "believe," "expect," "intend," "anticipate," "should," "planned," "estimated," and "potential," among others. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any of these forward-looking statements. We note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in these forward-looking statements, including the risks and uncertainties that may affect the operations, performance, development, and results of our businesses. These risks include but are not limited to those factors identified in "Risk Factors" beginning on page 10 of this Annual Report on Form 10-K, those factors that we may from time to time identify in our periodic filings with the Securities and Exchange Commission, as well as other factors beyond our control.


                                 PART I

Item 1.   Business

THE COMPANY

    Aehr Test develops, manufactures and sells systems which are designed to reduce the cost of testing flash, dynamic random access memory ("DRAM"), and other memory devices, and to perform reliability screening or burn-in of complex logic and memory devices. These systems can be used to simultaneously perform parallel testing and burn-in of packaged integrated circuits ("ICs"), singulated bare die, or ICs still in wafer form. Leveraging its expertise as a long-time leading provider of burn-in equipment, with over 2,500 systems installed worldwide, the Company has developed and introduced several innovative product families, including the ABTSTM, FOXTM, MTX and MAX systems, the WaferPakTM cartridge and the DiePakR carrier. The new ABTS family of systems can perform Test During Burn-in ("TDBI") on both logic and memory packaged ICs. The FOX systems are full wafer contact parallel test and burn-in systems designed to make contact with all pads of a wafer simultaneously, thus enabling full wafer parallel test and burn-in. The MTX system is a massively parallel test system designed to reduce the cost of memory testing by performing both test and burn-in on thousands of devices simultaneously. The MAX system can effectively burn-in and functionally test complex devices, such as digital signal processors, microprocessors, microcontrollers and systems-on-a-chip. The WaferPak cartridge includes a full-wafer probe card for use in testing wafers in FOX systems. The DiePak carrier is a reusable, temporary package that enables IC manufacturers to perform cost-effective final test and burn-in of bare die.

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

INDUSTRY BACKGROUND

    Semiconductor manufacturing is a complex, multi-step process and defects or weaknesses that may result in the failure of an integrated circuit, may be introduced at any process step. Failures may occur immediately or at any time during the operating life of an IC, sometimes after several months of normal use. Semiconductor manufacturers rely on testing and reliability screening to detect failures that occur during the manufacturing process.

    Testing and reliability screening involve multiple steps. The first set of tests is typically performed by IC manufacturers before the processed semiconductor wafer is cut into individual die to avoid the cost of packaging defective die into their packages. This "wafer probe" testing can be performed on one or many die at a time, including testing the entire wafer at once.
After the die are packaged and before they undergo reliability screening, a short test is typically performed to detect packaging defects. Most leading-edge microprocessors, microcontrollers, digital signal processors, and memory ICs then undergo an extensive reliability screening and stress testing procedure known as "burn-in." The burn-in process screens for early failures by operating the IC at elevated voltages and temperatures, up to 150 degrees Celsius (302 degrees Fahrenheit), for periods typically ranging from 8 to 48 hours. A typical burn-in system can process thousands of ICs simultaneously. After burn-in, the ICs undergo a final test process using automatic test equipment ("testers"). Traditional memory testers can test up to 512 ICs simultaneously and perform a variety of tests at multiple temperatures.

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

    FULL WAFER CONTACT SYSTEMS

    The FOX-1 full wafer parallel test system, introduced in June 2005, is designed for massively parallel test in wafer sort. The FOX-1 system is designed to make electrical contact to and test all of the die on a wafer in a single touchdown. The FOX-1 test head and WaferPak contactor are compatible with industry-standard 300 mm wafer probers which provide the wafer handling and alignment automation for the FOX-1 system. The FOX-1 pattern generator is designed to functionally test industry-standard memories such as flash and DRAMs, plus it is optimized to test memory or logic ICs that incorporate design for testability ("DFT") and built-in self-test ("BIST"). The FOX-1 pin electronics and per-device power supplies are tailored to full-wafer functional test. The Company believes that the FOX-1 system can significantly reduce the cost of testing IC wafers.

    The FOX-15 full wafer contact test and burn-in system, introduced in October 2007, is designed for use with wafers that require test and burn-in times typically measured in hours. The FOX-15 is the latest member of the FOX family of full wafer contact systems and is focused on parallel testing and burning-in up to 15 wafers at a time. For high reliability applications, such as automotive, the FOX-15 system is a cost-effective solution for producing tested and burned-in die for use in multi-chip packages. Using Known-Good Die ("KGD"), which are fully burned-in and tested die in multi-chip packages, helps assure the reliability of the final product and lowers costs by increasing the yield of high-cost multi-chip packages. Wafer-level burn-in and test enables lower cost production of KGD for multi-chip modules and systems-in-a-package.

    One of the key components of the FOX systems is the patented WaferPak cartridge system. The WaferPak cartridge contains a full-wafer single-touchdown probe card which is easily removable from the system. Traditional probe cards contact only a portion of the wafer, requiring multiple touchdowns to test the entire wafer. The unique design is intended to accommodate a wide range of contactor technologies so that the contactor technology can evolve along with the changing requirements of the customer's wafers.

    The full wafer contact systems product category accounted for approximately 82%, 86% and 39% of the Company's net sales in fiscal 2009, 2008 and 2007, respectively.

    SYSTEMS FOR PACKAGED PARTS

    Monitored burn-in and massively parallel test systems consist of several subsystems: pattern generation and test electronics, control software, network interface and environmental chamber. Massively parallel test systems include an algorithmic test pattern generator which allow them to duplicate most of the tests performed by a traditional memory tester. Pin electronics at each burn-in board ("BIB") or performance test board ("PTB") position are designed to provide accurate signals to the memory ICs being tested and detect whether a device is failing the test.

    Devices being tested are placed on BIBs or PTBs and loaded into environmental chambers which typically operate at temperatures from 25 degrees Celsius (77 degrees Fahrenheit) up to 150 degrees Celsius (302 degrees Fahrenheit) (optional chambers can produce temperatures as low as -55 degrees Celsius (-67 degrees Fahrenheit)). A single BIB or PTB can hold up to several hundred memory ICs, and a production chamber holds up to 72 BIBs or PTBs, resulting in thousands of memories or logic devices being tested in a single system.

    The Advanced Burn-in and Test System ("ABTS") was introduced in fiscal 2008. The ABTS family of products is based on a completely new hardware and software architecture that is intended to address not only today's devices, but
also future devices for many years to come.   The ABTS can test and burn-in
memory as well as both high-power logic and low-power logic devices. It can be configured to provide individual device temperature control for devices up to 50W or more and with up to 320 I/O channels. ABTS systems can be configured for both monitored burn-in and massively parallel test applications. In June 2008, the Company announced shipment of the first ABTS beta site system to Integrated Service Technology ("iST") in Taiwan. In January 2009, the Company announced it received a second order for the ABTS from a leading European provider of embedded wireless technology. In July 2009, the Company announced it received the third order for the ABTS from a leading U.S. aerospace company and one follow-on system order from iST. Through the end of fiscal 2009, the Company has not recognized any revenue from ABTS sales as contract provisions require customer final acceptance prior to recognition of revenue.

    The MAX3 system, which was introduced by the Company in fiscal 1999, is designed for monitored burn-in of memory and logic devices. It has 96 channels, holds 64 burn-in boards, each of which may hold up to 350 or more devices, resulting in a system capacity of up to 22,400 or more devices. The MAX3 system was designed for today's low voltage ICs. The MAX3 also has extended stored test program capability for more complete exercise and output monitoring of complex logic devices such as digital signal processors. The output monitor feature allows the MAX3 to perform functional tests of devices and it also supports BIST or other scan features. The MAX4 system was introduced in 2001. The MAX4 extends the MAX3 system to target devices that require better voltage accuracy and higher current. It can provide up to 227 amps of current per BIB position. All systems feature multi-tasking software which includes lot tracking and reporting software that are needed for production and military applications.

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

    This packaged part systems product category accounted for approximately 17%, 12% and 54% of the Company's net sales in fiscal 2009, 2008 and 2007, respectively.

    TEST FIXTURES

    The Company sells, and licenses others to manufacture and sell, custom-designed test fixtures for its systems. The test fixtures include PTBs for use with the MTX massively parallel test system and BIBs for the MAX monitored burn-in system. These test fixtures hold the devices undergoing test or burn-in and electrically connect the devices under test to the system electronics. The capacity of each test fixture depends on the type of device being tested or burned-in, ranging from several hundred in memory production to as few as eight for high pin-count complex ASIC or microprocessor devices. Test fixtures are sold both with new Aehr Test systems and for use with the Company's installed base of systems.

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

    The Company has received patents or applied for patents on certain features of the PTB, FOX, ABTS and MAX4 test fixtures. The Company has licensed or authorized several other companies to provide PTBs and MAX4 BIBs from which the Company receives royalties. Royalties and revenue for the test fixtures product category accounted for less than 10% of net sales in fiscal 2009, 2008 and 2007.

CUSTOMERS

    The Company markets and sells its products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies.

    Sales to the Company's five largest customers accounted for approximately 95%, 98%, and 76% of its net sales in fiscal 2009, 2008 and 2007, respectively. During fiscal 2009 and 2008, one customer, Spansion Inc. ("Spansion"), accounted for approximately 80% of the Company's net sales. During fiscal 2007, Spansion and Texas Instruments Incorporated accounted for approximately
39% and 23%, respectively, of the Company's net sales.   No other customers
accounted for more than 10% of the Company's net sales for any of these periods. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. In addition, sales to particular customers may fluctuate significantly from quarter to quarter. Such fluctuations may result in changes in utilization of the Company's facilities and resources. The loss of or reduction or delay in orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could materially and adversely affect the Company's business, financial condition and operating results. For example, Spansion declared bankruptcy in fiscal 2009 and has not paid $13.8 million owed to the Company as accounts receivable.

MARKETING, SALES AND CUSTOMER SUPPORT

    The Company has sales and service operations in the United States, Japan, Germany and Taiwan, and has established a network of distributors and sales representatives in certain key parts of the world. See "REVENUE RECOGNITION" in Item 7 under "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a further discussion of the Company's relationship with distributors, and its effects on revenue recognition.

    The Company's customer service and support program includes system installation, system repair, applications engineering support, spare parts inventories, customer training, and documentation. The Company has both applications engineering and field service personnel located at the corporate headquarters in Fremont, California and at the Company's subsidiaries in Japan, Germany and Taiwan. The Company's distributors provide applications and field service support in other parts of the world. The Company customarily provides a warranty on its products. The Company offers service contracts on its systems directly and through its subsidiaries, distributors, and representatives. The Company maintains customer support personnel in the Philippines and China. The Company believes that maintaining a close relationship with customers and providing them with ongoing engineering support improves customer satisfaction and will provide the Company with a competitive advantage in selling its products to the Company's customers.

BACKLOG

    As of May 31, 2009 and 2008, the Company's backlog was $1.7 million and $18.6 million, respectively. The significant decrease in backlog was primarily the result of the Company's largest customer, Spansion, filing for bankruptcy in fiscal 2009 and the current weak market for the Company's products. The Company's backlog consists of product orders for which confirmed purchase orders have been received and which are scheduled for shipment within 12 months. Because of the possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments or development projects, the Company's backlog as of a particular date may not be indicative of net sales for any succeeding period.

RESEARCH AND PRODUCT DEVELOPMENT

    The Company historically has devoted a significant portion of its financial resources to research and development programs and expects to continue to allocate significant resources to these efforts. The Company's research and development expenses during fiscal 2009, 2008 and 2007 were approximately $5.8 million, $6.5 million and $6.3 million, respectively.

    The Company conducts ongoing research and development to design new products and to support and enhance existing product lines. Building upon the expertise gained in the development of its existing products, the Company has developed the FOX family of systems for performing test and burn-in of entire processed wafers, rather than individual die or packaged parts. The Company is completing development of the ABTS family of products, intended to improve the capability and performance for testing and burn-in of future generation ICs and provide the flexibility in a wide variety of applications from logic to memories.

MANUFACTURING

    The Company assembles its products from components and parts manufactured by others, including environmental chambers, power supplies, metal fabrications, printed circuit assemblies, ICs, burn-in sockets, high-density interconnects, wafer contactors and interconnect substrates. Final assembly and testing are performed within the Company's facilities. The Company's strategy is to use in-house manufacturing only when necessary to protect a proprietary process or when a significant improvement in quality, cost or leadtime can be achieved. The Company's principal manufacturing facility is located in Fremont, California. The Company's Tokyo, Japan and Utting, Germany facilities provide limited manufacturing and product customization.

    The Company relies on subcontractors to manufacture many of the components or subassemblies used in its products. The Company's ABTS, FOX, MTX and MAX systems and DiePak carriers contain several components, including environmental chambers, power supplies, high-density interconnects, wafer contactors, signal distribution substrates and certain ICs, that are currently supplied by only one or a limited number of suppliers. The Company's reliance on subcontractors and single source suppliers involves a number of significant risks, including the loss of control over the manufacturing process, the potential absence of adequate capacity and reduced control over delivery schedules, manufacturing yields, quality and costs. In the event that any significant subcontractor or single source supplier becomes unable or unwilling to continue to manufacture subassemblies, components or parts in required volumes, the Company will have to identify and qualify acceptable replacements. The process of qualifying subcontractors and suppliers could be lengthy, and no assurance can be given that any additional sources would be available to the Company on a timely basis. Any delay, interruption or termination of a supplier relationship could adversely affect our ability to deliver products, which would harm our operating results.

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

    The Company's FOX full wafer contact systems are expected to face competition from larger systems manufacturers that have sufficient technological know-how and manufacturing capability. Competing suppliers of full wafer contact systems include Advantest Corporation, Verigy Ltd., Matsushita Electric Industrial Co., Ltd. and Delta V Instruments, Incorporated.

   The Company's ABTS and MTX massively parallel test systems face intense competition from burn-in system suppliers and traditional memory tester suppliers because the Company's ABTS and MTX systems perform burn-in and many of the functional tests performed by memory testers. Competing suppliers of burn-in and functional test systems include Advantest Corporation and Dong-Il Corporation.

    The Company's ABTS and MAX monitored burn-in systems have faced and are expected to continue to face increasingly severe competition, especially from several regional, low-cost manufacturers and from systems manufacturers that offer higher power dissipation per device under test. Some users of such systems, such as independent test labs, build their own burn-in systems, while others, particularly large IC manufacturers in Asia, acquire burn-in systems from captive or affiliated suppliers. The market for burn-in systems is highly fragmented, with many domestic and international suppliers.

    The Company expects that its WaferPak products will face significant competition. The Company believes that several companies have developed or are developing full-wafer and single-touchdown probe cards. As the full-wafer test market develops, the Company expects that other competitors will emerge. The Company expects that the primary competitive factors in this market will be cost, performance, reliability and assured supply. Competing suppliers of WaferPak products include FormFactor, Inc., Verigy Ltd. and Micronics Japan Co., Ltd.

    The Company's test fixture products face numerous regional competitors. There are limited barriers to entry into the BIBs market, and as a result, many companies design and manufacture BIBs, including BIBs for use with the Company's ABTS and MAX systems. The Company has granted royalty-bearing licenses to several companies to make performance test boards for use with the Company's MTX systems and BIBs for use with the Company's MAX4 systems and the Company may grant additional licenses as well. Sales of PTBs and MAX4 BIBs by licensees result in royalties to the Company.

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

PROPRIETARY RIGHTS

    The Company relies primarily on the technical and creative ability of its personnel, its proprietary software, and trade secrets and copyright protection, rather than on patents, to maintain its competitive position. The Company's proprietary software is copyrighted and licensed to the Company's customers. The Company currently holds twenty-six issued United States patents with expiration date ranges from 2012 to 2026 and has several additional United States patent applications and foreign patent applications pending. One issued patent covers the method used to connect performance test boards with the MTX system; another covers the method used to connect burn-in boards with the MAX4 system. The Company currently has two United States trademark registrations.

    The Company's ability to compete successfully is dependent in part upon its ability to protect its proprietary technology and information. Although the Company attempts to protect its proprietary technology through patents, copyrights, trade secrets and other measures, there can be no assurance that these measures will be adequate or that competitors will not be able to develop similar technology independently. Further, there can be no assurance that claims allowed on any patent issued to the Company will be sufficiently broad to protect the Company's technology, that any patent will be issued to the Company from any pending application or that foreign intellectual property laws will protect the Company's intellectual property. Litigation may be necessary to enforce or determine the validity and scope of the Company's proprietary rights, and there can be no assurance that the Company's intellectual property rights, if challenged, will be upheld as valid. Any such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and operating results, regardless of the outcome of the litigation. In addition, there can be no assurance that any of the patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. Also, there can be no assurance that the Company will have the financial resources to defend its patents from infringement or claims of invalidity.

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

EMPLOYEES

    As of May 31, 2009, the Company, including its two foreign subsidiaries, employed 83 persons collectively, on a full-time basis, of whom 23 were engaged in research, development, and related engineering, 20 were engaged in manufacturing, 28 were engaged in marketing, sales, and customer support, and 12 were engaged in general administration and finance functions. In addition, the Company from time to time employs a number of part-time employees and contractors, particularly in manufacturing and to perform customer support.
The Company's success is in part dependent on its ability to attract and retain highly skilled workers, who are in high demand. None of the Company's employees are represented by a union and the Company has never experienced a work stoppage. Management considers its relations with its employees to be good.

GEOGRAPHIC AREAS

    The Company operates in several geographic areas. Selected financial information, including revenue from customers, a measure of profit or loss and total assets for each of the last three fiscal years, is included in Part II,
Item 8, Note 12 "Segment Information" and certain risks related to such operations are discussed in Part I, Item 1A, under the heading "Our business may suffer due to risks associated with international sales and operations."

Item 1A.  Risk Factors

    You should carefully consider the risks described below. These risks are not the only risks that we may face. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected which could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Annual Report on Form 10-K or presented elsewhere by management from time to time.

Current economic conditions could materially adversely affect our operations and performance.

    Our operations and performance depend significantly on worldwide economic conditions. The current financial turmoil affecting the banking system and financial markets has resulted in a tightening of the credit markets and a weakening global economy which are contributing to slowdowns in the semiconductor manufacturing industry in which we operate. Specifically, we have experienced a lengthening of the sales cycle and we have also received requests from some of our customers to defer delivery of equipment. Difficulties in obtaining capital and deteriorating market conditions pose a risk that some of our customers may not be able to obtain necessary financing on reasonable terms which could result in lower sales for the Company. For example, prior to the Spansion bankruptcy, Spansion accounted for approximately 80% of our revenues. Since declaring bankruptcy, Spansion has accounted for less than 1% of our revenues. Customers with liquidity issues may lead to additional bad debt expense for the Company. These conditions may also similarly affect our key suppliers, which could impact their ability to deliver parts and result in delays on our products.

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

If we are not able to reduce our operating expenses during periods of weak revenue, or if we utilize significant amounts of cash to support operating losses, and not have the ability to raise additional debt or equity financing, we may erode our cash resources and may not have sufficient cash to operate our business.

    In the face of the current sustained downturn in our industry and decline in our revenues, we have implemented a variety of cost controls and restructured our operations with the goal of reducing our operating costs to position ourselves to more effectively meet the needs of the currently weak market for test and burn-in equipment. During the third and fourth quarters of fiscal 2009 we experienced operating losses and cash outflows and our cash and cash equivalents as of May 31, 2009 were approximately $4.4 million. We took significant steps to minimize our expense levels during this period and to increase the likelihood that we will have sufficient cash to support operations during the downturn, including reducing our headcount by more than 30%, reducing compensation for officers and other salaried employees, initiating a Company-wide shutdown for one week each month and lowering the fees paid to our Board of Directors, among other spending cuts. We will continue to explore methods to further reduce our costs which may cause us to incur additional restructuring charges in the future. However, we cannot predict the amount of such charges at this time. Should the current downturn be prolonged and if we are unable to reduce our operating expenses sufficiently, we may require additional debt or equity financing to meet working capital or capital expenditure needs. While we believe our cash balances, future revenues and cash received from the sale of our bankruptcy claim against Spansion will be sufficient to satisfy our cash requirements for at least the next twelve months, we cannot determine with certainty that, if needed, we will be able to raise additional funding through either equity or debt financing under these circumstances or on what terms such financing would be available.

We depend on a small number of key customers in the semiconductor manufacturing industry for a large portion of our revenues.

    The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and contract assemblers accounting for a substantial portion of the purchases of semiconductor equipment. Sales to the Company's five largest customers accounted for approximately 95% and 98% of its net sales in fiscal 2009 and 2008, respectively. One customer, Spansion, accounted for approximately 80% of the Company's net sales in fiscal 2009 and 2008. No other customers represented more than 10% of the Company's net sales for either fiscal 2009 or fiscal 2008.

    We expect that sales of our products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. In addition, sales to particular customers may fluctuate significantly from quarter to quarter. The loss of, or reduction or delay in an order, or orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect our business, financial condition and operating results. For example, Spansion declared bankruptcy in Japan in February 2009 and in the U.S. in March 2009, and has subsequently placed only small orders with the Company, which has caused our revenues to drop dramatically and impacted the ability to collect on accounts receivables.

A substantial portion of our revenues is generated by relatively small volume, high value transactions.

    We derive a substantial portion of our revenues from the sale of a relatively small number of systems which typically range in purchase price from approximately $300,000 to over $1 million per system. As a result, the loss or deferral of a limited number of system sales could have a material adverse effect on our net sales and operating results in a particular period. All customer purchase orders are subject to cancellation or rescheduling by the customer with limited penalties, and, therefore, backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. From time to time, cancellations and rescheduling of customer orders have occurred, and delays by our suppliers in providing components or subassemblies to us have caused delays in our shipments of our own products. There can be no assurance that we will not be materially adversely affected by future cancellations or rescheduling. Certain contracts contain provisions that require customer acceptance prior to recognition of revenue. The delay in customer acceptance could have a material adverse effect on our operating results. A substantial portion of net sales typically are realized near the end of each quarter. A delay or reduction in shipments near the end of a particular quarter, due, for example, to unanticipated shipment rescheduling, cancellations or deferrals by customers, customer credit issues, unexpected manufacturing difficulties experienced by us, or delays in deliveries by suppliers, could cause net sales in a particular quarter to fall significantly below our expectations.

We rely on continued market acceptance for our FOX system, and we may not be successful in attracting new customers or maintaining our existing customers.

    A principal element of our business strategy is to capture an increasing share of the test equipment market through sales of our FOX wafer-level test and burn-in system. The FOX system is designed to simultaneously burn-in and functionally test all of the die on a wafer. The market for the FOX systems is in the very early stages of development. Market acceptance of the FOX system is subject to a number of risks. Before a customer will incorporate the FOX system into a production line, lengthy qualification and correlation tests must be performed. We anticipate that potential customers may be reluctant to change their procedures in order to transfer burn-in and test functions to the FOX system. Initial purchases are expected to be limited to systems used for these qualifications and for engineering studies. Market acceptance of the FOX system also may be affected by a reluctance of IC manufacturers to rely on relatively small suppliers such as Aehr Test. As is common with new complex products incorporating leading-edge technologies, we may encounter reliability, design and manufacturing issues as we begin volume production and initial installations of FOX systems at customer sites. The failure of the FOX system to achieve market acceptance would have a material adverse effect on our future operating results, long-term prospects and our stock price.

In future periods, we may rely on market acceptance for our ABTS system and we may not be able to achieve sufficient market acceptance to allow our ABTS system to be commercially viable.

    In June 2008, we announced shipment of an ABTS beta site system to
Integrated Service Technology in Taiwan.   We recently booked three orders for
the ABTS products, including two systems from new customers and one follow-on system order from iST. Market acceptance of the ABTS system is subject to a number of risks. In order for our ABTS system to become commercially viable, we must complete engineering development of necessary hardware and software.
In addition, it is important that we achieve complete customer satisfaction and acceptance of the ABTS products. Additional customers must then be found who are willing to place orders for ABTS systems in sufficient quantities to allow it to be produced economically.

We may experience a limited Burn-In System market and we depend upon continued market acceptance for our MAX system.

    We have historically derived a substantial portion of our net sales from the sale of dynamic burn-in systems. We believe that the market for burn-in systems is mature and is not expected to experience significant long-term growth in the future. In general, process control improvements in the semiconductor industry have tended to reduce burn-in times. In addition, as a given integrated circuit product generation matures and yields increase, the required burn-in time may be reduced or eliminated. Integrated circuit manufacturers, which historically have been our primary customer base, increasingly outsource test and burn-in to independent test labs, which often build their own systems. Our success depends upon the continued acceptance of our MAX burn-in products and the acceptance of our ABTS systems within these markets. There can be no assurance that the market for burn-in systems will grow, and sales of our MAX burn-in products may decline and sales of our ABTS products may not materialize.

Our sales cycles can be long and unpredictable, which may harm our ability to forecast demand and our future operating performance.

    Sales of our systems depend, in significant part, upon the decision of a prospective customer to increase manufacturing capacity or to restructure current manufacturing facilities, either of which typically involves a significant commitment of capital. In addition, the approval process for FOX and MTX systems sales may require lengthy qualification and correlation testing. In view of the significant investment or strategic issues that may be involved in a decision to purchase FOX and MTX systems, we may experience delays following initial qualification of our systems as a result of delays in a customer's approval process. For these reasons, our systems typically have a lengthy sales cycle during which we may expend substantial funds and management effort in securing a sale. Lengthy sales cycles subject us to a number of significant risks, including inventory obsolescence and fluctuations in operating results, over which we have little or no control. The loss of individual orders due to the lengthy sales and evaluation cycle, or delays in the sale of even a limited number of systems impairs our ability to plan future operating levels and could have a material adverse effect on our business, operating results and financial condition and, in particular, could contribute to significant fluctuations in operating results on a quarterly basis.

Our business may suffer due to risks associated with international sales and operations.

    Approximately 72%, 61% and 42% of our net sales for fiscal 2009, 2008 and 2007, respectively, were attributable to sales to customers for delivery outside of the United States. We operate sales, service and limited manufacturing organizations in Japan and Germany and a sales and support organization in Taiwan. We expect that sales of products for delivery outside of the United States will continue to represent a substantial portion of our future revenues. Our future performance will depend, in significant part, upon our ability to continue to compete in foreign markets which in turn will depend, in part, upon a continuation of current trade relations between the United States and foreign countries in which semiconductor manufacturers or assemblers have operations. A change toward more protectionist trade legislation in either the United States or such foreign countries, such as a change in the current tariff structures, export compliance or other trade policies, could adversely affect our ability to sell our products in foreign markets. In addition, we are subject to other risks associated with doing business internationally, including longer receivable collection periods and greater difficulty in accounts receivable collection, the burden of complying with a variety of foreign laws, difficulty in staffing and managing global operations, risks of civil disturbance or other events which may limit or disrupt markets, international exchange restrictions, changing political conditions and monetary policies of foreign governments.

    A substantial portion of our net sales has been in Asia. Turmoil in the Asian financial markets has resulted, and may result in the future, in dramatic currency devaluations, stock market declines, restriction of available credit and general financial weakness. In addition, flash, DRAM, and other memory device prices in Asia have recently declined dramatically, and may do so again in the future. These developments may affect us in several ways. We believe that many international semiconductor manufacturers limited their capital spending in fiscal year 2009, and that the uncertainty of the memory market may cause some manufacturers in the future to again delay capital spending plans. The economic conditions in Asia may also affect the ability of our customers to meet their payment obligations, resulting in cancellations or deferrals of existing orders and limiting additional orders. In addition, Asian governments have subsidized some portion of fabrication construction. Financial turmoil may reduce these governments' willingness to continue such subsidies. Such developments could have a material adverse affect on our business, financial condition and results of operations.

    Approximately 81%, 15% and 4% of our net sales for fiscal 2009 were denominated in U.S. Dollars, Japanese Yen and Euros, respectively. Although a large percentage of net sales to European customers are denominated in U.S. Dollars, substantially all sales to Japanese customers are denominated in Yen. Because a substantial portion of our net sales is from sales of products for delivery outside the United States, an increase in the value of the U.S. Dollar relative to foreign currencies would increase the cost of our products compared to products sold by local companies in such markets. In addition, since the price is determined at the time a purchase order is accepted, we are exposed to the risks of fluctuations in the U.S. Dollar exchange rate during the lengthy period from the date a purchase order is received until payment is made. This exchange rate risk is partially offset to the extent our foreign operations incur expenses in the local currency. To date, we have not invested in instruments designed to hedge currency risks. Our operating results could be adversely affected by fluctuations in the value of the U.S. Dollar relative to other currencies.

Our industry is subject to rapid technological changes and our ability to remain competitive depends on our ability to introduce new products in a timely manner.

    The semiconductor equipment industry is subject to rapid technological change and new product introductions and enhancements. Our ability to remain competitive will depend in part upon our ability to develop new products and to introduce these products at competitive prices and on a timely and cost-effective basis. Our success in developing new and enhanced products depends upon a variety of factors, including product selection, timely and efficient completion of product design, timely and efficient implementation of manufacturing and assembly processes, product performance in the field and effective sales and marketing. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both future demand and the technology that will be available to supply that demand. Furthermore, introductions of new and complex products typically involve a period in which design, engineering and reliability issues are identified and addressed by our suppliers and by us. There can be no assurance that we will be successful in selecting, developing, manufacturing and marketing new products that satisfy market demand. Any such failure would materially and adversely affect our business, financial condition and results of operations.

    Because of the complexity of our products, significant delays can occur between a product's introduction and the commencement of the volume production of such product. We have experienced, from time to time, significant delays in the introduction of, and technical and manufacturing difficulties with, certain of our products and may experience delays and technical and manufacturing difficulties in future introductions or volume production of our new products. Our inability to complete new product development, or to manufacture and ship products in time to meet customer requirements would materially adversely affect our business, financial condition and results of operations.

We may experience product delays and increased costs associated with new product introductions.

    As is common with new complex and software-intensive products, we have encountered reliability, design and manufacturing issues as we began volume production and initial installations of certain products at customer sites. Certain of these issues in the past have been related to components and subsystems supplied to us by third parties who have in some cases limited the ability of us to address such issues promptly. This process in the past required and in the future is likely to require us to incur un-reimbursed engineering expenses and to experience larger than anticipated warranty claims which could result in product returns. In the early stages of product development there can be no assurance that we will discover any reliability, design and manufacturing issues or, that if such issues arise, that they can be resolved to the customers' satisfaction or that the resolution of such problems will not cause us to incur significant development costs or warranty expenses or to lose significant sales opportunities.

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

Semiconductor business cycles are unreliable and there is always the risk of cancellations and rescheduling which could have a material adverse affect on our operating results.

    Our operating results depend primarily upon the capital expenditures of semiconductor manufacturers, semiconductor contract assemblers and burn-in and test service companies worldwide, which in turn depend on the current and anticipated market demand for integrated circuits. The semiconductor and semiconductor equipment industries in general, and the market for flash memories, DRAMs and other memory devices, in particular, have historically been highly volatile and have experienced periodic downturns and slowdowns, which have had severe, negative effects on the semiconductor industry's demand for semiconductor capital equipment, including test and burn-in systems manufactured and marketed by the Company. These downturns and slowdowns have adversely affected our operating results in the past. In addition, the purchasing patterns of our customers are also highly cyclical because most customers purchase our products for use in new production facilities or for upgrading existing test lines for the introduction of next generation products. Construction of new facilities and upgrades of existing facilities have in some cases been delayed or canceled during the most recent semiconductor industry downturn. A large portion of our net sales is attributable to a few customers and therefore a reduction in purchases by one or more customers could materially adversely affect our financial results. There can be no assurance that the semiconductor industry will grow in the future at the same rates as it has grown historically. Any downturn or slowdown in the semiconductor industry would have a material adverse effect on our business, financial condition and operating results. In addition, the need to maintain investment in research and development and to maintain customer service and support will limit our ability to reduce our expenses in response to any such downturn or slowdown period.

    The semiconductor equipment manufacturing industry has historically been subject to a relatively high rate of purchase order cancellation by customers as compared to other high technology industry sectors. Manufacturing companies that are the customers of semiconductor equipment companies frequently revise, postpone and cancel capital facility expansion plans. In such cases, semiconductor equipment companies may experience a significant rate of cancellations or rescheduling of purchase orders. There can be no assurance that we will not be materially adversely affected by future cancellations or rescheduling of purchase orders.

Our stock price may fluctuate.

    The price of our common stock has fluctuated in the past and may fluctuate significantly in the future. We believe that factors such as announcements of developments related to our business, fluctuations in our operating results, failure to meet securities analysts' expectations, general conditions in the semiconductor and semiconductor equipment industries and the worldwide economy, announcement of technological innovations, new systems or product enhancements by us or our competitors, fluctuations in the level of cooperative development funding, acquisitions, changes in governmental regulations, developments in patents or other intellectual property rights and changes in our relationships with customers and suppliers could cause the price of our common stock to fluctuate substantially. In addition, in recent years the stock market in general, and the market for small capitalization and high technology stocks in particular, have experienced extreme price fluctuations which have often been unrelated to the operating performance of the affected companies. Such fluctuations could adversely affect the market price of our common stock.

Our stock price may remain under the threshold required by NASDAQ, which could cause our stock to be delisted from NASDAQ.

     Pursuant to the requirements of NASDAQ, if a company's stock price is below $1 per share for 30 consecutive trading days, NASDAQ will notify the company that it is no longer in compliance with the NASDAQ listing qualifications. The company will then have 180 calendar days to become compliant. Thereafter, companies listed on the NASDAQ Global Market can receive an additional 180-day compliance period by transferring to the NASDAQ Capital Market if they meet all initial listing requirements of the NASDAQ Capital Market, except for the bid price requirement. Therefore, if our stock price continues to remain under the threshold required, it is possible that our stock could be delisted from the NASDAQ Global Market.

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

We depend on our key personnel and our success depends on our ability to attract and retain talented employees.

    Our success depends to a significant extent upon the continued service of Rhea Posedel, our Chief Executive Officer, as well as other executive officers and key employees. We do not maintain key person life insurance for our benefit on any of our personnel, and none of our employees are subject to a non-competition agreement with the Company. The loss of the services of any of our executive officers or a group of key employees could have a material adverse effect on our business, financial condition and operating results. Our future success will depend in significant part upon our ability to attract and retain highly skilled technical, management, sales and marketing personnel. There is a limited number of personnel with the requisite skills to serve in these positions, and it has become increasingly difficult for us to hire such personnel. Competition for such personnel in the semiconductor equipment industry is intense, and there can be no assurance that we will be successful in attracting or retaining such personnel. Changes in management could disrupt our operations and adversely affect our operating results.

We may be subject to litigation relating to intellectual property infringement which would be time-consuming, expensive and a distraction to our business.

    If we do not adequately protect our intellectual property, competitors may be able to use our proprietary information to erode our competitive advantage, and our business and operating results could be harmed. Litigation may be necessary to enforce or determine the validity and scope of our proprietary rights, and there can be no assurance that our intellectual property rights, if challenged, will be upheld as valid. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our operating results, regardless of the outcome of the litigation. In addition, there can be no assurance that any of the patents issued to us will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to us.

    There are no pending claims against us regarding infringement of any patents or other intellectual property rights of others. However, in the future we may receive communications from third parties asserting intellectual property claims against us. Such claims could include assertions that our products infringe, or may infringe, the proprietary rights of third parties, requests for indemnification against such infringement or suggestions that we may be interested in acquiring a license from such third parties. There can be no assurance that any such claim will not result in litigation, which could involve significant expense to us, and, if we are required or deem it appropriate to obtain a license relating to one or more products or technologies, there can be no assurance that we would be able to do so on commercially reasonable terms, or at all.

While we believe we have complied with all applicable environmental laws, our failure to do so could materially adversely affect our business as a result of having to pay substantial amounts in damages or fees.

    Federal, state and local regulations impose various controls on the use, storage, discharge, handling, emission, generation, manufacture and disposal of toxic and other hazardous substances used in our operations. We believe that our activities conform in all material respects to current environmental and land use regulations applicable to our operations and our current facilities, and that we have obtained environmental permits necessary to conduct our business. Nevertheless, the failure to comply with current or future regulations could result in substantial fines being imposed on us, suspension of production, alteration of our manufacturing processes or cessation of operations. Such regulations could require us to acquire expensive remediation equipment or to incur substantial expenses to comply with environmental regulations. Any failure by us to control the use, disposal or storage of, or adequately restrict the discharge of, hazardous or toxic substances could subject us to significant liabilities.

While we believe we currently have adequate internal control over financial reporting, we are required to assess our internal control over financial reporting on an annual basis and any future adverse results from such assessment could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock.

    Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we must include in our Annual Report on Form 10-K a report of management on the effectiveness of our internal control over financial reporting. If we fail to maintain effective internal control over financial reporting, or management does not timely assess the adequacy of such internal control, or our independent registered public accounting firm does not timely deliver an unqualified opinion as to the effectiveness of our internal controls, we could be subject to regulatory sanctions and the public's perception may decline. Our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting at the end of fiscal 2010.


Item 1B.  Unresolved Staff Comments

    None.

Item 2.   Properties

    The Company's principal administrative and production facilities are located in Fremont, California, in a 51,289 square foot building. The term of the Company's current lease ends on June 30, 2015. The Company has an option to extend the lease of its headquarters building for an additional period at rates to be determined. The Company's facility in Japan is located in Tokyo in a 4,294 square foot building under a lease which expires in September, 2010. The Company leases a sales and support office on a month-to-month basis in Utting, Germany. The Company leased a sales and support office in Hsinchu, Taiwan under a lease which was terminated on July 31, 2009. The Company's and its subsidiaries' annual rental payments currently aggregate approximately $684,000. The Company periodically evaluates its global operations and facilities to bring its capacity in line with demand and to provide cost efficient services for its customers. In prior years, through this process, the Company has moved from certain facilities that exceeded the capacity required to satisfy its needs. The Company believes that its existing facilities are adequate to meet its current and reasonably foreseeable requirements. The Company regularly evaluates its expected future facilities requirements and believes that alternate facilities would be available if needed.

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


                                                        High       Low
                                                      --------- ---------
Fiscal 2009:
 First quarter ended August 31, 2008................    $11.20     $4.28
 Second quarter ended November 30, 2008.............      4.47      1.43
 Third quarter ended February 28, 2009..............      2.88      1.07
 Fourth quarter ended May 31, 2009..................      1.38      0.79

Fiscal 2008:
 First quarter ended August 31, 2007................     $8.27     $5.80
 Second quarter ended November 30, 2007.............      7.62      5.41
 Third quarter ended February 29, 2008..............      8.26      5.50
 Fourth quarter ended May 31, 2008..................      9.50      5.76


    At August 3, 2009, the Company had 125 holders of record of its common stock. The Company estimates the number of beneficial owners of the Company's common stock at August 3, 2009 to be 2,560.

    The market price of the Company's common stock has been volatile. For a discussion of the factors affecting the Company's stock price, see "Risk Factors - Our stock price may fluctuate."

    The Company has not paid cash dividends on its common stock or other securities. The Company currently anticipates that it will retain its future earnings, if any, for use in the expansion and operation of its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future.

    The Company did not repurchase any of its common stock during the fiscal year ended May 31, 2009.

EQUITY COMPENSATION PLAN INFORMATION

    The information required by this item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of the Proxy Statement and Part III, Item 12 of this Annual Report on Form 10-K.

PERFORMANCE MEASUREMENT COMPARISON

    The following graph shows a comparison of total shareholder return for holders of the Company's common stock for the last five fiscal years ended May 31, 2009, compared with the NASDAQ Composite Index and the Philadelphia Semiconductor Index. The graph assumes that $100 was invested in the Company's common stock, in the NASDAQ Composite Index and the Philadelphia Semiconductor Index on May 31, 2004, and that all dividends were reinvested. The Company believes that while total shareholder return can be an important indicator of corporate performance, the stock prices of semiconductor equipment companies like Aehr Test Systems are subject to a number of market-related factors other than company performance, such as competitive announcements, mergers and acquisitions in the industry, the general state of the economy, and the performance of other semiconductor equipment company stocks. Stock prices and shareholder returns over the indicated period should not be considered indicative of future stock prices or shareholder returns.


               COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
            Among Aehr Test Systems, The NASDAQ Composite Index
               And The Philadelphia Semiconductor Index

 [The following table was depicted as a line chart in the printed material]

                                               Cumulative Total Return
                             ------------------------------------------------------
                               5/04     5/05     5/06     5/07     5/08     5/09
                             -------- -------- -------- -------- -------- ---------
Aehr Test Systems...........   100.00    73.48   156.45   147.20   211.68     22.63
NASDAQ Composite............   100.00   104.91   113.08   136.66   132.60     92.61
Philadelphia Semiconductor..   100.00    93.74    89.18    99.00    95.45     68.60

                             -------- -------- -------- -------- -------- ---------


* $100 invested on 5/31/04 in stock or index, including reinvestment of dividends.
   Fiscal year ending May 31.



Item 6. Selected Consolidated Financial Data (in thousands except per share data):

    The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Form 10-K.


                                                                   Fiscal Year Ended May 31,
                                                   ------------------------------------------------------
                                                       2009       2008       2007       2006       2005
                                                   ---------- ---------- ---------- ---------- ----------
CONSOLIDATED STATEMENTS OF OPERATIONS:
Net sales.....................................        $21,407    $39,041    $27,351    $23,801    $16,080
Cost of sales.................................         20,223     19,072     13,438     13,165     11,817
                                                   ---------- ---------- ---------- ---------- ----------
Gross profit..................................          1,184     19,969     13,913     10,636      4,263
                                                   ---------- ---------- ---------- ---------- ----------
Operating expenses:
  Selling, general and administrative.........         20,623      7,657      6,538      5,842      5,215
  Research and development....................          5,762      6,501      6,324      4,339      4,023
  Impairment of goodwill......................            274
                                                   ---------- ---------- ---------- ---------- ----------
    Total operating expenses..................         26,659     14,158     12,862     10,181      9,238
                                                   ---------- ---------- ---------- ---------- ----------
(Loss) income from operations.................        (25,475)     5,811      1,051        455    (4,975)

Interest income...............................            142        231        491        255        155
Other income (expense), net...................            277        (71)       961         79         86
                                                   ---------- ---------- ---------- ---------- ----------
(Loss) income before income tax expense
  (benefit).... ..............................        (25,056)     5,971      2,503        789     (4,734)

Income tax expense (benefit)..................          4,915     (4,602)        75        (21)       136
                                                   ---------- ---------- ---------- ---------- ----------
Net (loss) income.............................       $(29,971)   $10,573    $ 2,428    $   810    $(4,870)
                                                   ========== ========== ========== ========== ==========

Net (loss) income per share:
  Basic ......................................        $ (3.55)   $  1,32    $  0.31    $  0.11    $ (0.66)
  Diluted ....................................        $ (3.55)   $  1.24    $  0.30    $  0.11    $ (0.66)

Shares used in per share calculations
  Basic.......................................          8,436      8,013      7,751      7,515      7,420
  Diluted.....................................          8,436      8,508      8,225      7,605      7,420


                                                                           May 31,
                                                   ------------------------------------------------------
                                                       2009       2008       2007       2006       2005
                                                   ---------- ---------- ---------- ---------- ----------
CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents.....................        $ 4,360    $15,648    $ 6,564    $ 9,405    $ 4,952
Working capital...............................          7,299     33,362     20,370     17,323     15,342
Total assets..................................         13,911     45,199     28,675     24,893     21,469
Long-term obligations, less current portion...            605        566        185        264        332
Total shareholders' equity....................          9,963     37,772     22,668     18,817     17,452


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

    This Management's Discussion and Analysis section and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. These statements typically may be identified by the use of forward-looking words or phrases such as "believe," "expect," "intend," "anticipate," "should," "planned," "estimated," and "potential," among others. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statement of assumptions underlying any of the foregoing. We note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks, uncertainties and assumptions referred to above include, but are not limited to, the risks identified on page 10, entitled "Risk Factors," as well as those described from time to time in the Company's Securities and Exchange Commission reports, including but not limited to this Annual Report on Form 10-K for the fiscal year ended May 31, 2009 and subsequently filed reports.

OVERVIEW

    The Company was founded in 1977 to develop and manufacture burn-in and test equipment for the semiconductor industry. Since its inception, the Company has sold more than 2,500 systems to semiconductor manufacturers, semiconductor contract assemblers and burn-in and test service companies worldwide. The Company's principal products currently are the Advanced Burn-in and Test System ("ABTS"), the FOX full wafer contact parallel test and burn-in system, the MAX burn-in system, the MTX massively parallel test system, the DiePak carrier and test fixtures.

    The Company's net sales consist primarily of sales of systems, test fixtures, die carriers, upgrades and spare parts and revenues from service contracts. The Company's selling arrangements may include contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title.

SUMMARY OF SIGNIFICANT ITEMS IMPACTING FISCAL 2009 RESULTS

    During the fiscal year ended May 31, 2009 the Company recorded the following charges:
      a provision for bad debt of $13.7 million, a provision for excess and obsolete inventory of $7.2 million, the reinstatement of the deferred tax asset valuation allowance of $4.9 million, cancellation charges of $0.3 million, an impairment of goodwill of $0.3 million, and severance costs of $0.4 million.

    Global demand for semiconductor equipment has been severely impacted by the current negative global economic environment. As a result, in the second half of fiscal 2009 we experienced a significant decline in sales. In fiscal 2009, the Company's financial results reflected the impact of the bankruptcy filing of its largest customer, Spansion. Due to the bankruptcy filing and the current weak market for the Company's products, we recorded a $13.7 million provision for bad debts, a $7.2 million provision for excess and obsolete inventory, a $4.9 million increase in the valuation allowance against the Company's deferred tax assets, a $0.3 million charge related to cancellation costs, a $0.3 million goodwill impairment charge and $0.4 million in severance charges. The Company has significantly reduced its headcount and initiated other expense reduction measures. The Company intends to take additional actions as necessary to maintain sufficient cash to manage through this economic downturn.

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

    REVENUE RECOGNITION

    The Company's selling arrangements may include contractual customer acceptance provisions. Installation of products occurs after shipment and transfer of title. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, corrected copy, which requires revenue to be recognized upon the shipment of products or the performance of services when: (1) persuasive evidence of the arrangement exists; (2) services have been rendered; (3) the price is fixed or determinable; and (4) collectibility is reasonably assured. The Company defers recognition of revenue for any amounts subject to acceptance until such acceptance occurs. When multiple elements exist, the Company allocates the purchase price based on vendor specific objective evidence or third-party evidence of fair value and defers revenue recognition on the undelivered portion. Historically, these multiple deliverables have included items such as extended support provisions, training to be supplied after delivery of the systems, and test programs specific to customers' routine applications. The test programs can be written either by the customer, other firms, or the Company. The amount of revenue deferred is the greater of the fair value of the undelivered element or the contractually agreed to amounts. Sales tax collected from customers is not included in revenue but rather recorded as a liability due to the respective taxing authorities.

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

    The Company's terms of sales with distributors are generally FOB shipping point with payment due within 60 days. The only right of return is if the equipment does not meet the published specifications. All products go through in-house testing and verification of specifications before shipment. Apart from warranty reserves, credits issued have not been material as a percentage of net sales. The Company's distributors do not generally carry inventories of the Company's products. Instead, the distributors place orders with the Company at or about the time they receive orders from their customers. The Company's shipment terms to our distributors do not provide for credits or rights of return. Because the Company's distributors do not generally carry inventories of our products, they do not have rights to price protection or to return products. At the time the Company ships products to the distributors,
the price is fixed.   Subsequent to the issuance of the invoice, there are no
discounts or special terms. Paragraph 6 of Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition When Right of Return Exists", is not applicable because the Company does not give the buyer the right to return the product or to receive future price concessions. The Company's arrangements do not include vendor consideration as described in Emerging Issues Task Force No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)."

    In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", the Company capitalizes its systems software development costs incurred after a system achieves technological feasibility and before first commercial shipment. Such costs typically represent a small portion of total research and development costs. No system software development costs were capitalized or amortized in fiscal 2009, 2008 or 2007.

    ALLOWANCE FOR DOUBTFUL ACCOUNTS

    The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. The Company also reviews its trade receivables by aging category to identify specific customers with known disputes or collection issues. The Company exercises judgment when determining the adequacy of these reserves as the Company evaluates historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received.

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

    IMPAIRMENT OF GOODWILL

    Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in the Company's acquisition of its Japanese subsidiary. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is reviewed annually or whenever events or circumstances indicate that a decline in value may have occurred. Based on the fair market value of the Company's common stock relative to its book value and revised estimates for its future cash flow and revenue projections, the Company determined that indicators of impairment for its goodwill were present during fiscal year 2009. As a result, the Company tested the goodwill for impairment, determined that it was impaired and recorded a non-cash impairment of goodwill charge of $274,000 for the fiscal year ended May 31, 2009.

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

    During the fiscal year ended May 31, 2008 a partial release of the valuation allowance previously established was made based upon the Company's current level of profitability and the level of forecasted future earnings. During fiscal 2009 a full valuation allowance was established against all deferred tax assets as management determined that it is less likely that the deferred tax assets will be realized.

    The Company accounts for uncertain tax positions in accordance with the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company does not expect any material change in its unrecognized tax benefits over the next twelve months. In accordance with FIN No. 48, the Company recognizes interest and penalties related to unrecognized tax benefits as a component of income taxes.

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

    STOCK-BASED COMPENSATION EXPENSE

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

    In March 2005, the SEC issued SAB No. 107 ("SAB No. 107") relating to SFAS No. 123(R). The Company has applied the provision of SAB No. 107 in its
adoption of SFAS No. 123(R).   The Company adopted SFAS No. 123(R) using the
modified prospective transition method, which requires the application of the accounting standard as of June 1, 2006, the first day of the Company's fiscal year 2007. Accordingly, stock-based compensation expense for all stock-based compensation awards granted after June 1, 2006 is measured at grant date, based on the fair value of the award which is computed using the Black-Scholes option valuation model, and is recognized as expense over the requisite service period for the employee. This methodology requires the use of subjective assumptions in implementing SFAS No. 123(R), including expected stock price volatility and estimated life of each award.

RESULTS OF OPERATIONS

    The following table sets forth statements of income data as a percentage of net sales for the periods indicated.


                                                    Year Ended May 31,
                                              ----------------------------
                                                 2009     2008     2007
                                              --------- --------- --------
Net sales .................................     100.0 %   100.0 %  100.0 %
Cost of sales .............................      94.5      48.9     49.1
                                              --------- --------- --------
Gross profit ..............................       5.5      51.1     50.9
                                              --------- --------- --------
Operating expenses:
  Selling, general and administrative......      96.3      19.6     23.9
  Research and development.................      26.9      16.7     23.1
  Impairment of goodwill...................       1.3       --       --
                                              --------- --------- --------
    Total operating expenses...............     124.5      36.3     47.0
                                              --------- --------- --------
    (Loss) income from operations..........    (119.0)     14.8      3.9

Interest income............................       0.7       0.6      1.8
Other income (expense), net................       1.3      (0.2)     3.5
                                              --------- --------- --------
    (Loss) income before income tax
     expense(benefit)......................    (117.0)     15.2      9.2

Income tax expense (benefit)...............      23.0     (11.9)     0.3
                                              --------- --------- --------
Net (loss) income..........................    (140.0)%    27.1 %    8.9 %
                                              ========= ========= ========


FISCAL YEAR ENDED MAY 31, 2009 COMPARED TO FISCAL YEAR ENDED MAY 31, 2008

    NET SALES. Net sales consist primarily of sales of systems, test fixtures, die carriers, upgrades and spare parts and revenues from service contracts. Global demand for semiconductor equipment has been severely impacted by the current negative global economic environment. As a result, in the second half of fiscal 2009 we experienced a significant decline in sales. Net sales decreased to $21.4 million in the fiscal year ended May 31, 2009 from $39.0 million in the fiscal year ended May 31, 2008, a decrease of 45.2%. The decrease in net sales in fiscal 2009 resulted primarily from a decrease in net sales of the Company's wafer/die level products. The decline in net sales of wafer-level products was primarily due to the fact that no significant net sales to Spansion were recorded in the third and fourth quarters of 2009. During the fiscal 2009 and preceding two years, Spansion had been our largest customer. Spansion declared bankruptcy in Japan in February 2009 and in the U.S. in March 2009, and has not subsequently placed significant orders with the Company. Net sales of the Company's wafer/die level products in fiscal 2009 were $17.7 million, and decreased approximately $16.2 million from fiscal 2008.

    GROSS PROFIT. Gross profit consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit decreased to $1.2 million in the fiscal year ended May 31, 2009 from $20.0 million in the fiscal year ended May 31, 2008. The decrease in gross profit was primarily the result of the significant decline in net sales, and the $7.2 million provision for excess and obsolete inventory. The majority of the inventory reserves were taken as a result of Spansion's bankruptcy.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related costs of employees, customer support costs, commission expenses to independent sales representatives, product promotion, other professional services and bad debt expenses. SG&A expenses were $20.6 million in the fiscal year ended May 31, 2009, compared with $7.7 million in the fiscal year ended May 31, 2008, an increase of 169.3%. The significant increase in SG&A expenses was primarily due to the $13.6 million increase in the provision for bad debts, related to Spansion's bankruptcy filing. As a percentage of net sales, SG&A expenses increased to 96.3% in the fiscal year ended May 31, 2009 from 19.6% in the fiscal year ended May 31, 2008.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses decreased to $5.8 million in the fiscal year ended May 31, 2009 from $6.5 million in the fiscal year ended May 31, 2008, a decrease of 11.4%. The decrease in R&D expenses was primarily due to a decrease in employment related expenses of approximately $300,000 and project related professional service expenses of approximately $154,000. As a percentage of net sales, R&D expenses increased to 26.9% in the fiscal year ended May 31, 2009 from 16.7% in the fiscal year ended May 31, 2008, resulting from lower net sales.

    IMPAIRMENT OF GOODWILL. Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in the Company's acquisition of its Japanese subsidiary. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is reviewed annually or whenever events or circumstances indicate that a decline in value may have occurred. Based on the fair market value of the Company's common stock relative to its book value and revised estimates for its future cash flow and revenue projections, the Company determined that indicators of impairment for our goodwill were present during the third quarter of 2009. As a result, the Company tested the goodwill for impairment, determined that it was impaired and recorded a non-cash impairment of goodwill charge of $274,000 in fiscal 2009.

    INTEREST INCOME. Interest income decreased to $142,000 in the fiscal year ended May 31, 2009 from $231,000 in the fiscal year ended May 31, 2008, a decrease of 38.5%. The decrease in net interest income in fiscal 2009 was primarily related to lower interest rates.

    OTHER INCOME (EXPENSE), NET. Other income was $277,000 in the fiscal year ended May 31, 2009, compared with $71,000 of other expense in the fiscal year ended May 31, 2008. The increase in other income (expense), net was primarily attributable to a foreign exchange gain of $344,000 recorded by our Japanese subsidiary upon settlement of transactions in fiscal 2009.

    INCOME TAX EXPENSE (BENEFIT). Income tax expense was $4.9 million in the fiscal year ended May 31, 2009, compared with income tax benefit of $4.6 million in the fiscal year ended May 31, 2008. Income tax expense recognized in fiscal 2009 included $4.9 million of tax expense related to the reinstatement of the valuation allowance for deferred tax assets, as the Company no longer believes that the deferred tax assets are more likely than
not to be realizable in the future.   The income tax benefit in the fiscal year
ended May 31, 2008 was primarily related to the reversal of a portion of the valuation allowance against the Company's deferred tax assets, following a determination by management that certain deferred tax assets were more likely than not to be realizable in the future.

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

    GROSS PROFIT. Gross profit increased to $20.0 million in the fiscal year ended May 31, 2008 from $13.9 million in the fiscal year ended May 31, 2007, an increase of 43.5%. Gross profit margin increased slightly to 51.1% in the fiscal year ended May 31, 2008 from 50.9% in the fiscal year ended May 31, 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

    We consider cash and cash equivalents as liquid and available for use. As of May 31, 2009, the Company had $4.4 million in cash and cash equivalents,
compared to $15.6 million as of May 31, 2008.   This decrease resulted
primarily from significant decline in net sales in fiscal 2009.

    Net cash used in operating activities was $11.0 million for the fiscal year ended May 31, 2009 and net cash provided by operating activities was $3.6 million for the fiscal year ended May 31, 2008. For the fiscal year ended May 31, 2009, net cash used in operating activities was primarily driven by net loss of $30.0 million, partially offset by increases of $13.7 million in the provision for bad debts and $4.9 million of deferred income taxes. During the fiscal year ended May 31, 2009, the Company recorded bad debts of $13.7 million as a result of Spansion's bankruptcy filing. The increase in the deferred income taxes was primarily due to tax expense related to the recording of a valuation allowance for the Company's deferred tax assets, as the Company no longer believes that the deferred tax assets are more likely than not to be realizable in the future. For the fiscal year ended May 31, 2008, net cash provided by operating activities was primarily due to net income of $10.6 million and an increase in accrued expenses and deferred revenue of $1.2 million, partially offset by increases of $4.9 million in deferred income taxes and $4.5 million in accounts receivable. The increase in accounts receivable was primarily due to an increase in net sales of FOX-1 products, as well as an increase in the proportion of receivables in Japan, which typically have longer payment terms. The increase in accrued expenses and deferred revenue was due primarily to increased customer advances, warranty and general expense accruals.

    Net cash used in investing activities was $1.1 million for the fiscal year ended May 31, 2009, and net cash provided by investing activities was $1.9 million for the fiscal year ended May 31, 2008. Net cash used in investing activities during the fiscal year ended May 31, 2009 was primarily due to the purchase of property and equipment. The net cash provided by investing activities during the fiscal year ended May 31, 2008 was primarily attributable to $3.5 million in net proceeds from sales and maturities of investments, partially offset by $1.1 million in purchase of property and equipment.

    Financing activities provided cash of $503,000 for the fiscal year ended May 31, 2009 and approximately $2.3 million for the fiscal year ended May 31, 2008. Net cash provided by financing activities during the fiscal years ended May 31, 2009 and 2008 was primarily due to proceeds from issuance of common stock and exercise of stock options.

    As of May 31, 2009, the Company had working capital of $7.3 million. Working capital consists of cash and cash equivalents, accounts receivable, inventories and prepaid expenses and other current assets, less current liabilities.

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

    The Company announced in August 1998 that its board of directors had authorized the repurchase of up to 1,000,000 shares of its outstanding common shares. The Company may repurchase the shares in the open market or in privately negotiated transactions, from time to time, subject to market conditions. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase program may be interrupted or discontinued at any time. Any such repurchase of shares, if consummated, may use a portion of the Company's working capital. As of May 31, 2006, the Company had repurchased 523,700 shares at an average price of $3.95. Shares repurchased by the Company are cancelled. During fiscal 2009, 2008 and 2007, the Company did not repurchase any of its outstanding common stock.

    The Company leases its manufacturing and office space under operating leases. The Company entered into a non-cancelable operating lease agreement for its United States manufacturing and office facilities, which commenced in April 2008 and expires in June 2015. Under the lease agreement, the Company is responsible for payments of utilities, taxes and insurance.

    From time to time, the Company evaluates potential acquisitions of businesses, products or technologies that complement the Company's business. Any such transactions, if consummated, may use a portion of the Company's working capital or require the issuance of equity. The Company has no present understandings, commitments or agreements with respect to any material acquisitions.

    The Company anticipates that the existing cash balance together with cash provided by operations, if any, and any amounts received as a result of the sale of the Company's bankruptcy claim against Spansion are adequate to meet its working capital and capital equipment requirements through fiscal year 2010. After fiscal year 2010, depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required, or if available, that such financing can be obtained on terms satisfactory to the Company.

OFF-BALANCE SHEET FINANCING

    The Company has not entered into any off-balance sheet financing arrangements and has not established any special purpose entities.

OVERVIEW OF CONTRACTUAL OBLIGATIONS

    The following table provides a summary of such arrangements, or contractual obligations.


                                         Payments Due by Period (in thousands)
                             ---------------------------------------------------------
                                        Less than      1-3         3-5          5
                               Total      1 year      years       years       years
                             ---------  ----------  ----------  ----------  ----------
Operating Leases.............   $3,363      $  525      $1,623      $1,166         $49
Purchases(1).................      606         606          --          --          --
                             ---------  ----------  ----------  ----------  ----------
Total........................   $3,969      $1,131      $1,623      $1,166         $49
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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

    The Company considered the provisions of Financial Reporting Release No. 48 "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity instruments at May 31, 2009.

    The Company is exposed to financial market risks, including changes in
interest rates and foreign currency exchange rates.   Through April 2008, the
Company invested excess cash in a managed portfolio of corporate and government bond instruments with maturities of 18 months or less. Beginning in May 2008, the Company adopted a revised cash investment policy which only invests in government-backed securities with maturities of 18 months or less. The Company does not use any financial instruments for speculative or trading purposes. Fluctuations in interest rates would not have a material effect on the Company's financial position, results of operations or cash flows.

    A majority of the Company's revenue and capital spending is transacted in U.S. Dollars. The Company, however, enters into transactions in other currencies, primarily Japanese Yen. Substantially all sales to Japanese customers are denominated in Yen. Since the price is determined at the time a purchase order is accepted, the Company is exposed to the risks of fluctuations in the Yen-U.S. Dollar exchange rate during the lengthy period from purchase order to ultimate payment. This exchange rate risk is partially offset to the extent that the Company's Japanese subsidiary incurs expenses payable in Yen. To date, the Company has not invested in instruments designed to hedge currency risks. In addition, the Company's Japanese subsidiary typically carries debt or other obligations due to the Company that may be denominated in either Yen or U.S. Dollars. Since the Japanese subsidiary's financial statements are based in Yen and the Company's consolidated financial statements are based in U.S. Dollars, the Japanese subsidiary and the Company recognize foreign exchange gain or loss in any period in which the value of the Yen rises or falls in relation to the U.S. Dollar. A 10% decrease in the value of the Yen as compared with the U.S. Dollar would not be expected to result in a significant change to the Company's net income or loss.


Item 8.   Financial Statements and Supplementary Data


                                    INDEX


Consolidated Financial Statements of Aehr Test Systems

  Report of Independent Registered Public Accounting Firm ............     28

  Consolidated Balance Sheets at May 31, 2009 and 2008................     29

  Consolidated Statements of Operations for the years
    ended May 31, 2009, 2008 and 2007.................................     30

  Consolidated Statements of Shareholders' Equity and
    Comprehensive Income (Loss) for the years ended
    May 31, 2009, 2008 and 2007.......................................     31

  Consolidated Statements of Cash Flows for the years ended
    May 31, 2009, 2008 and 2007.......................................     32

  Notes to Consolidated Financial Statements..........................     33

  Selected Quarterly Consolidated Financial Data (Unaudited)..........     52

  Financial statement schedules not listed above are either omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or in the Notes thereto.

                                  REPORT OF
                 INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Shareholders of Aehr Test Systems

    We have audited the accompanying consolidated balance sheets of Aehr Test Systems and its subsidiaries (the "Company") as of May 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended May 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aehr Test Systems and its subsidiaries as of May 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

    As discussed in Note 1 and Note 7 to the consolidated financial statements, on June 1, 2007 the Company changed its method of accounting for uncertain tax positions as a result of adopting Financial Accounting Standards Board Interpretation No. 48 "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109".




/s/ Burr, Pilger & Mayer LLP


San Jose, California
September 1, 2009

                       AEHR TEST SYSTEMS AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     May 31,
                                                            -------------------------
                                                                2009           2008
                                                            ----------     ----------
ASSETS

Current assets:
  Cash and cash equivalents ..........................         $ 4,360        $15,648
  Accounts receivable, net ...........................             931         10,927
  Inventories ........................................           4,472         10,209
  Deferred income taxes...............................              --          3,043
  Prepaid expenses and other .........................             879            396
                                                            ----------     ----------
      Total current assets ...........................          10,642         40,223

Property and equipment, net ..........................           2,741          2,278
Goodwill .............................................              --            274
Deferred income taxes ................................              --          1,900
Other assets .........................................             528            524
                                                            ----------     ----------
      Total assets ...................................         $13,911        $45,199
                                                            ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...................................         $   995        $ 2,981
  Accrued expenses ...................................           2,107          3,694
  Deferred revenue ...................................             241            186
                                                            ----------     ----------
      Total current liabilities ......................           3,343          6,861

Income tax payable ...................................             299            297
Deferred lease commitment ............................             306            269
                                                            ----------     ----------
      Total liabilities ..............................           3,948          7,427
                                                            ----------     ----------
Commitments and contingencies (Note 14)

Shareholders' equity:
  Preferred stock, $0.01 par value:
    Authorized: 10,000 shares;
    Issued and outstanding: none .....................              --             --
  Common stock, $0.01 par value:
    Authorized: 75,000 shares;
    Issued and outstanding: 8,496 shares and 8,359
      shares at May 31, 2009 and 2008, respectively ..              85             84
  Additional paid-in capital .........................          44,552         42,796
  Accumulated other comprehensive income .............           2,800          2,395
  Accumulated deficit ................................         (37,474)        (7,503)
                                                            ----------     ----------
      Total shareholders' equity .....................           9,963         37,772
                                                            ----------     ----------
      Total liabilities and shareholders' equity .....         $13,911        $45,199
                                                            ==========     ==========


The accompanying notes are an integral part of these consolidated financial statements.

                       AEHR TEST SYSTEMS AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                          Year Ended May 31,
                                                   --------------------------------
                                                       2009       2008       2007
                                                   ---------- ---------- ----------
Net sales.....................................        $21,407    $39,041    $27,351
Cost of sales.................................         20,223     19,072     13,438
                                                   ---------- ---------- ----------
Gross profit..................................          1,184     19,969     13,913
                                                   ---------- ---------- ----------
Operating expenses:
  Selling, general and administrative.........         20,623      7,657      6,538
  Research and development....................          5,762      6,501      6,324
  Impairment of goodwill......................            274
                                                   ---------- ---------- ----------
    Total operating expenses..................         26,659     14,158     12,862
                                                   ---------- ---------- ----------
(Loss) income from operations.................        (25,475)     5,811      1,051

Interest income...............................            142        231        491
Other income (expense), net...................            277        (71)       961
                                                   ---------- ---------- ----------
(Loss) income before income tax
  expense (benefit)...........................        (25,056)     5,971      2,503

Income tax expense (benefit)..................          4,915     (4,602)        75
                                                   ---------- ---------- ----------
Net (loss) income ............................       $(29,971)   $10,573    $ 2,428
                                                   ========== ========== ==========


Net (loss) income per share - basic ..........        $ (3.55)   $  1.32    $  0.31

Shares used in per share calculation - basic..          8,436      8,013      7,751

Net (loss) income per share - diluted ........        $ (3.55)   $  1.24    $  0.30

Shares used in per share calculation - diluted          8,436      8,508      8,225



The accompanying notes are an integral part of these consolidated financial statements.

                                      AEHR TEST SYSTEMS AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                          AND COMPREHENSIVE INCOME (LOSS)
                                               (IN THOUSANDS)


                                                                Accumulated Other
                                                               Comprehensive Income
                                                               ---------------------
                                   Common Stock   Additional   Unrealized Cumulative
                                -----------------   Paid-in    Investment Translation  Accumulated
                                 Shares    Amount   Capital    Gain(Loss) Adjustment     Deficit     Total
                                -------   -------   -------    --------   ----------   -----------  -------
Balances, May 31, 2006            7,630      $76    $38,081        $(2)       $1,293      $(20,631) $18,817

  Issuance of common stock
    under employee plans......      190        2        764         --            --            --      766
  Stock-based compensation....                          707         --            --            --      707
  Net income..................       --       --         --         --            --         2,428    2,428
  Net unrealized gain on
    investments...............       --       --         --          1            --            --        1
  Foreign currency
    translation adjustment....       --       --         --         --           (51)           --      (51)
                                                                                                    -------
  Comprehensive income........                                                                        2,378
                                -------   -------   -------    --------    ---------   -----------  -------
Balances, May 31, 2007            7,820       78     39,552         (1)        1,242       (18,203)  22,668

  Issuance of common stock
    under employee plans......      539        6      2,337         --            --            --    2,343
  Stock-based compensation....                          907         --            --            --      907
  FIN 48 adjustment...........       --       --         --         --            --           127      127
  Net income..................       --       --         --         --            --        10,573   10,573
  Net unrealized gain on
    investments...............       --       --         --          1            --            --        1
  Foreign currency
    translation adjustment....       --       --         --         --         1,153            --    1,153
                                                                                                    -------
  Comprehensive income........                                                                       11,727
                                -------   -------   -------    --------    ---------   -- ---------  -------
Balances, May 31, 2008            8,359       84     42,796         --         2,395        (7,503)  37,772

  Issuance of common stock
    under employee plans......      137        1        502         --            --            --      503
  Stock-based compensation....                        1,254         --            --            --    1,254
  Net loss....................       --       --         --         --            --       (29,971) (29,971)
  Foreign currency
    translation adjustment....       --       --         --         --           405           --       405
                                                                                                    -------
  Comprehensive loss..........                                                                      (29,566)
                                -------   -------   -------    --------    ---------   -----------  -------
Balances, May 31, 2009            8,496      $85    $44,552        $--        $2,800      $(37,474) $ 9,963
                                =======   =======   =======    ========    =========   ===========  =======


The accompanying notes are an integral part of these consolidated financial statements.

                      AEHR TEST SYSTEMS AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                            Year Ended May 31,
                                                    ---------------------------------
                                                       2009        2008        2007
                                                    ---------   ---------   ---------
Cash flows from operating activities:
  Net (loss) income .............................    $(29,971)    $10,573     $ 2,428
  Adjustments to reconcile net (loss) income to
    net cash (used in) provided by operating
    activities:
    Stock-based compensation expense.............       1,270         891         700
    Provision for doubtful accounts..............      13,655         100          47
    Loss on disposal of property and equipment...           6           3          41
    Impairment of goodwill.......................         274          --          --
    Depreciation and amortization................         644         474         323
    Deferred income taxes........................       4,943      (4,943)         --
    Changes in operating assets and liabilities:
      Accounts receivable........................      (3,612)     (4,455)     (2,117)
      Inventories................................       5,721        (492)     (2,454)
      Deferred lease commitment .................          37           9         (74)
      Accounts payable...........................      (1,986)        464       1,386
      Income tax payable.........................           2        (119)         --
      Accrued expenses and deferred revenue......      (1,532)      1,193      (1,425)
      Prepaid expenses and other.................        (487)        (74)         31
                                                    ---------   ---------   ---------
        Net cash (used in) provided by
          operating activities...................     (11,036)      3,624      (1,114)
                                                    ---------   ---------   ---------
Cash flows from investing activities:
    Purchase of investments......................          --       (500)    (14,206)
    Proceeds from sales and maturity
      of investments.............................          --       3,488      12,820
    Purchase of property and equipment ..........      (1,113)     (1,056)     (1,103)
                                                    ---------   ---------   ---------
        Net cash (used in) provided by
          investing activities...................      (1,113)      1,932      (2,489)
                                                    ---------   ---------   ---------
Cash flows from financing activities:
    Proceeds from issuance of common stock
      and exercise of stock options..............         503       2,343         766
                                                    ---------   ---------   ---------
        Net cash provided by
          financing activities...................         503       2,343         766
                                                    ---------   ---------   ---------

Effect of exchange rates on cash and
    cash equivalents.............................         358       1,185          (4)
                                                    ---------   ---------   ---------
        Net (decrease) increase in cash and
          cash equivalents.......................     (11,288)      9,084      (2,841)

Cash and cash equivalents, beginning of year.....      15,648       6,564       9,405
                                                    ---------   ---------   ---------
Cash and cash equivalents, end of year...........    $  4,360     $15,648     $ 6,564
                                                    =========   =========   =========
Supplemental cash flow information:
    Cash paid during the year for:
      Income taxes   ............................        $223        $126         $30



The accompanying notes are an integral part of these consolidated financial statements.

                      AEHR TEST SYSTEMS AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS:

    Aehr Test Systems (the "Company") was incorporated in California in May 1977 and primarily designs, engineers and manufactures test and burn-in equipment used in the semiconductor industry. The Company's principal products are the Advanced Burn-In and Test System, the FOX full wafer contact system, the MAX burn-in system, the MTX massively parallel test system, the DiePak carrier and test fixtures.

LIQUIDITY:

     Since inception, the Company has incurred substantial cumulative losses and negative cash flows from operations. During the second half of fiscal 2009, the Company experienced a substantial decrease in its revenues as a result of a major customer filing bankruptcy and the slowdown in the semiconductor manufacturing industry. In response to the current low levels of net revenues, the Company has taken significant steps to minimize expense levels and to increase the likelihood that it will have sufficient cash to support operations. Those steps include reductions in headcount, reduced compensation for officers and other salaried employees, a Company-wide shutdown for one week each month and lower fees paid to the Board of Directors, among other spending cuts. The Company will continue to explore methods to further reduce its costs. The Company has filed a claim in the Spansion U.S. bankruptcy action. In August 2009, the Company sold a portion of its bankruptcy claim to a third party (note 15). The Company anticipates that the existing cash balance together with cash provided by operations, and the cash received as a result of the Company's sale of its bankruptcy claim against its major customer are adequate to meet its working capital and capital equipment requirements through fiscal year 2010. After fiscal year 2010, depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required, or if available, that such financing can be obtained on terms satisfactory to the Company.

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

    Transaction gains and losses that arise from exchange rate changes denominated in currencies other than the local currency are included in the statements of operations as incurred. See Note 11 for the detail of foreign exchange transaction gains (losses) for all periods presented.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS:

    On June 1, 2008, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157") which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred for one year. In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP No. 157-2"). FSP No. 157-2 defers the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The adoption of SFAS No. 157 did not have a material impact on the Company's consolidated financial statements.

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

    The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS No. 157 as of May 31, 2009 (in thousands):

                                 Balance as of
                                 May 31, 2009     Level 1     Level 2
                                --------------   --------   ---------

Money market funds...........           $2,549     $2,549        $ --
                                --------------   --------   ---------
                                        $2,549     $2,549        $ --
                                ==============   ========   =========

Liabilities..................           $   --     $   --        $ --
                                ==============   ========   =========


    As of May 31, 2009, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

    In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115," ("SFAS No. 159") which is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. On June 1, 2008, the Company adopted SFAS No. 159 and has elected not to measure any additional financial instruments and other items at fair value.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS:

    Accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. The Company also reviews its trade receivables by aging category to identify specific customers with known disputes or collection issues. The Company exercises judgment when determining the adequacy of these reserves as the Company evaluates historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received. During the year ended May 31, 2009, the Company recorded a $13,558,000 increase in its allowance for doubtful accounts as a result of its major customer filing for bankruptcy.

CONCENTRATION OF CREDIT RISK:

    The Company sells its products primarily to semiconductor manufacturers in North America, Asia, and Europe. As of May 31, 2009, approximately 76%, 22% and 2% of gross accounts receivable are from customers located in the United States, Asia and Europe, respectively. As of May 31, 2008, approximately 49%, 38% and 13% of gross accounts receivable were from customers located in the United States, Asia and Europe, respectively. One customer accounted for 91% of gross accounts receivable at May 31, 2009 and two customers accounted for 79% and 12% of gross accounts receivable at May 31, 2008. One customer accounted for 80% of net sales in both fiscal 2009 and 2008, respectively.
Two customers accounted for 39% and 23% of net sales in fiscal 2007, respectively. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. While the Company has historically maintained reserves within management expectations, as a result of the bankruptcy filing of a key customer during the fiscal year ended May 31, 2009, specific reserves were established. The specific reserves established for this customer accounted for virtually all the allowance at May 31, 2009. The Company uses letter of credit terms for some of its international customers.

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

STRATEGIC INVESTMENTS:

    The Company invests in debt and equity of private companies as part of its business strategy. These investments are carried at cost and are included in "Other Assets" in the consolidated balance sheets. If the Company determines that an other-than-temporary decline exists in the fair value of an investment, the Company writes down the investment to its fair value and records the related write-down as an investment loss in "Other Income (Expense)" in its consolidated statements of operations. At May 31, 2009 and 2008, the carrying value of the strategic investments was $384,000.

INVENTORIES:

    Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out method) or market. Provisions for excess, obsolete and unusable inventories are made after management's evaluation of future demand and market conditions. During the year ended May 31, 2009, the Company recorded a $7,203,000 charge to cost of sales to reduce its inventory to net realizable value as a result of changes in the semiconductor industry and the bankruptcy filing of its major customer.

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

Furniture and fixtures..........................  2 to 6 years

Machinery and equipment.........................  4 to 6 years

Test equipment..................................  4 to 6 years


GOODWILL:

    Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in the Company's
acquisition of its Japanese subsidiary.   In accordance with SFAS No. 142,
"Goodwill and Other Intangible Assets"("SFAS No. 142"), the Company ceased the amortization of goodwill as of June 1, 2002 and performed an initial test of goodwill impairment. The test indicated no impairment of the Company's goodwill as of June 1, 2002, the initial date of adopting SFAS No. 142. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is reviewed annually or whenever events or circumstances indicate that a decline in value may have occurred. Based on the fair market value of the Company's common stock relative to its book value and revised estimates for its future cash flow and revenue projections, the Company determined that indicators of impairment for its goodwill were present during the third quarter of 2009. As a result, the Company tested the goodwill for impairment, determined that it was impaired and recorded a non-cash impairment of goodwill charge of $274,000 in fiscal 2009.

REVENUE RECOGNITION:

    The Company's selling arrangements may include contractual customer acceptance provisions. Installation of products occurs after shipment and transfer of title. The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, corrected copy, which requires revenue to be recognized upon the shipment of products or the performance of services when: (1) persuasive evidence of the arrangement exists; (2) services have been rendered; (3) the price is fixed or determinable; and (4) collectibility is reasonably assured. The Company defers recognition of revenue for any amounts subject to acceptance until such acceptance occurs. When multiple elements exist, the Company allocates the purchase price based on vendor specific objective evidence or third-party evidence of fair value and defers revenue recognition on the undelivered portion. Historically, these multiple deliverables have included items such as extended support provisions, training to be supplied after delivery of the systems, and test programs specific to customers' routine applications. The test programs can be written either by the customer, other firms, or the Company. The amount of revenue deferred is the greater of the fair value of the undelivered element or the contractually agreed to amounts. Sales tax collected from customers is not included in revenue but rather recorded as a liability due to the respective taxing authorities.

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

    The Company's terms of sales with distributors are generally FOB shipping point with payment due within 60 days. The only right of return is if the equipment does not meet the published specifications. All products go through in-house testing and verification of specifications before shipment. Apart from warranty reserves, credits issued have not been material as a percentage of net sales. The Company's distributors do not generally carry inventories of the Company's products. Instead, the distributors place orders with the Company at or about the time they receive orders from their customers. The Company's shipment terms to our distributors do not provide for credits or rights of return. Because the Company's distributors do not generally carry inventories of our products, they do not have rights to price protection or to return products. At the time the Company ships products to the distributors,
the price is fixed.   Subsequent to the issuance of the invoice, there are no
discounts or special terms. Paragraph 6 of SFAS No. 48, "Revenue Recognition When Right of Return Exists", is not applicable because the Company does not give the buyer the right to return the product or to receive future price concessions. The Company's arrangements do not include vendor consideration as described in Emerging Issues Task Force No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)."

    In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", the Company capitalizes its systems software development costs incurred after a system achieves technological feasibility and before first commercial shipment. Such costs typically represent a small portion of total research and development costs. No system software development costs were capitalized or amortized in fiscal 2009, 2008 or 2007.

PRODUCT DEVELOPMENT COSTS AND CAPITALIZED SOFTWARE:

    Costs incurred in the research and development of new products or systems are charged to operations as incurred. Costs incurred in the development of software programs for the Company's products are charged to operations as incurred until technological feasibility of the software has been established. Generally, technological feasibility is established when the software module performs its primary functions described in its original specifications, contains features required for it to be usable in a production environment, is completely documented and the related hardware portion of the product is complete. After technological feasibility is established, any additional costs are capitalized. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use. Capitalized costs are amortized over the estimated life of the related software product using the greater of the units of sales or straight-line methods over ten years. No system software development costs were capitalized or amortized in fiscal 2009, 2008 and 2007.

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

SHIPPING AND HANDLING OF PRODUCTS

    Amounts billed to customers for shipping and handling of products are included in net sales. Costs incurred related to shipping and handling of products are included in cost of sales.

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

    In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN No. 48 is a two-step process. The first step is recognition: the Company determines whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the "more-likely-than-not" recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: a tax position that meets the "more-likely-than-not" recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. FIN No. 48 is effective for fiscal years beginning after December 15, 2006.

    Upon adoption of FIN No. 48 on June 1, 2007, the Company recognized a cumulative effect adjustment of $127,000, decreasing its income tax liability for unrecognized tax benefits, and decreasing the June 1, 2007 accumulated deficit balance. In accordance with FIN No. 48, the Company recognizes interest and penalties related to unrecognized tax benefits as a component of income taxes.

    Although the Company files U.S. federal, various state, and foreign tax returns, the Company's only major tax jurisdictions are the United States, California, Germany and Japan. Tax years 1996 - 2007 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

STOCK-BASED COMPENSATION:

    The Company accounts for stock-based compensation under the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123(R)") which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at each grant date, based on the fair value of the award, and is recognized as expense over the employee's requisite service period. All of the Company's stock compensation is accounted for as an equity instrument. See Notes 8 and 9 for further information regarding the stock option plan and the employee stock purchase plan.

     The following table summarizes compensation costs related to the Company's stock-based compensation for the years ended May 31, 2009, 2008 and 2007, respectively (in thousands, except per share data):


                                                        Year Ended
                                                          May 31,
                                                    --------------------
                                                     2009   2008   2007
                                                    ------ ------ ------
Stock-based compensation in the form of employee
  stock options and ESPP shares, included in:

Cost of sales...................................      $230   $134  $  58
Selling, general and administrative.............       640    478    386
Research and development........................       400    279    256
                                                    ------ ------ ------
Total stock-based compensation..................     1,270    891    700
Tax effect on stock-based compensation..........        --    (18)   (14)
                                                    ------ ------ ------
Net effect on net (loss)income..................    $1,270   $873   $686
                                                    ====== ====== ======
Effect on net (loss)income per share:
  Basic. . . . . . . . . . . . . . . . .             $0.15  $0.11  $0.09
  Diluted. . . . . . . . . . . . . . . .             $0.15  $0.10  $0.08


    As of May 31, 2009, none of the stock-based compensation costs is capitalized as part of inventory.

    During fiscal 2009, 2008 and fiscal 2007, the Company recorded stock-based compensation related to stock options of $1,115,000, $750,000 and $555,000, respectively.

    As of May 31, 2009, the total compensation cost related to unvested stock-based awards under the Company's 1996 Stock Option Plan and 2006 Equity Incentive Plan, but not yet recognized, was approximately $2,354,000 which is net of estimated forfeitures of $48,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately
2.8 years.

    During fiscal 2009, 2008 and fiscal 2007, the Company recorded stock-based compensation related to its Employee Stock Purchase Plan ("ESPP") of $155,000, $141,000 and $145,000, respectively.

    As of May 31, 2009, the total compensation cost related to options to purchase the Company's common shares under the ESPP but not yet recognized was approximately $132,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 0.7 years.

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

    Fair Value. The fair values of the Company's stock options granted to employees and ESPP shares in fiscal 2009, 2008 and 2007 were estimated using the following weighted average assumptions in the Black-Scholes option valuation method consistent with the provisions of SFAS No. 123(R), Securities and Exchange Commission SAB No. 107 and the Company's prior pro forma disclosures of net income (loss), including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123).

     The fair value of our stock options granted to employees in fiscal 2009, 2008 and 2007 was estimated using the following weighted-average assumptions:


                                                Year Ended May 31,
                                        ----------------------------------
                                           2009        2008        2007
                                        ----------  ----------  ----------
Option Plan Shares
Expected Term (in years)...............          5           5           5
Volatility.............................       0.74        0.74        0.75
Expected Dividend......................      $0.00       $0.00       $0.00
Risk-free Interest Rates...............      2.99%       4.59%       4.72%
Estimated Forfeiture Rates.............         2%          2%          4%
Weighted Average Grant Date Fair Value.      $3.67       $3.94       $5.19


    The fair value of our ESPP shares for the fiscal 2009, 2008 and 2007 was estimated using the following weighted-average assumptions:


                                                 Year Ended May 31,
                                         -----------------------------------
                                             2009        2008        2007
                                         ----------- ----------- -----------
Employee Stock Purchase Plan Shares
Expected Term (in years)................  0.5 - 2.0   0.5 - 2.0   0.5 - 2.0
Volatility.............................. 0.62 - 1.08 0.43 - 0.69 0.49 - 0.70
Expected Dividend.......................    $0.00       $0.00       $0.00
Risk-free Interest Rates................ 0.41%-2.59% 2.21%-4.93% 4.67%-5.05%
Estimated Forfeiture Rates..............       0%          0%          4%
Weighted Average Grant Date Fair Value..    $1.28       $2.15       $1.42


EARNINGS PER SHARE ("EPS"):

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

    A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                   Year Ended May 31,
                                            --------------------------------
                                                2009       2008       2007
                                            ---------- ---------- ----------
Numerator: Net (loss)income.................  $(29,971)   $10,573     $2,428
                                            ---------- ---------- ----------
Denominator for basic net (loss) income
  per share:
  Weighted-average shares outstanding.......     8,436      8,013      7,751
                                            ---------- ---------- ----------
Shares used in basic net (loss) income
  per share calculation.....................     8,436      8,013      7,751

Effect of dilutive securities...............        --        495        474
                                            ---------- ---------- ----------
Denominator for diluted net (loss) income
  per share.................................     8,436      8,508      8,225
                                            ---------- ---------- ----------

Basic net (loss) income per share...........    $(3.55)    $ 1.32     $ 0.31
                                             =========  =========  =========
Diluted net (loss) income per share.........    $(3.55)    $ 1.24     $ 0.30
                                             =========  =========  =========

    For purposes of computing diluted earnings per share, weighted average potential common shares do not include stock options with an exercise price greater than the average fair value of the Company's common stock for the period, as the effect would be anti-dilutive. Potential common shares have not been included in the calculation of diluted net loss per share for the fiscal year ended May 31, 2009, as the effect would be anti-dilutive. As such the numerator and the denominator used in computing both basic and diluted net loss per share for the fiscal year ended May 31, 2009 are the same. Stock options to purchase 1,636,000, 524,000 and 135,000 shares of common stock were outstanding on May 31, 2009, 2008 and 2007, respectively, but not included in the computation of diluted income per share, because the inclusion of such shares would be anti-dilutive.

COMPREHENSIVE INCOME (LOSS):

    SFAS No. 130 ("SFAS 130"), "Reporting Comprehensive Income," establishes standards for reporting comprehensive income (loss) and its components in financial statements. Unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments are included in the Company's components of comprehensive income (loss), which are excluded from net income (loss). Comprehensive income (loss) is included in the statement of shareholders' equity and comprehensive income (loss).

RECENT ACCOUNTING PRONOUNCEMENTS:

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

    In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141(R)"). The objective of SFAS No. 141(R) is to improve the relevance, representational faithfulness, and comparability of the information that a company provides in its financial reports about a business combination and its effects. Under SFAS No. 141(R), a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration measured at their fair value at the acquisition date. It further requires that research and development assets acquired in a business combination that have no alternative future use be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, SFAS No. 141(R) also requires that "negative goodwill" be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulted in a business combination are recognized in income from continuing operations in the period of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. SFAS No. 141(R) will only impact the Company if the Company is involved in a business combination.

    In December 2007, the Securities and Exchange Commission ("SEC") issued SAB No. 110, extending the use, under certain circumstances, of the simplified method for developing an estimate of the expected term of share options. The Company is currently evaluating the potential impact of this issuance.

    In October 2008, the FASB issued FASB Staff Position No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active" ("FSP No. 157-3"). FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and it is effective upon the issuance date. The application of FSP No. 157-3 did not have a material impact on the Company's consolidated financial statements.

    In April 2009, the FASB issued FSP SFAS No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP No. 157-4") which will be effective for interim and annual periods ending after June 15, 2009 and will be adopted by the Company beginning in the fiscal quarter of fiscal 2010. FSP No. 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157 "Fair Value Measurements", in the current economic environment and reemphasizes that the objective of a fair value measurement remains the determination of an exit price. The Company is evaluating the impact of the implementation of FSP No. 157-4 on its consolidated financial statements.

    In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1 "Interim Disclosures About Fair Value of Financial Instruments" ("FSP FAS No. 107-1 and APB No. 28-1"). The FSP amends SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009.

    In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS
No. 165"). SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard required the Company to disclose the date through which the Company has evaluated subsequent events and the basis for the date. This standard was effective for interim periods ending after June 15, 2009.

    In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a Replacement of FASB Statement No. 162" ("SFAS No. 168"). SFAS No. 168 establishes that the FASB Accounting Standards Codification ("the Codification") will become the single official source of authoritative generally accepted accounting principles ("GAAP") in the United States of America, other than guidance issued by the SEC. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, Staff Positions or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates. All guidance contained in the Codification carries an equal level of authority. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. All non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. The Company does not expect the adoption of SFAS No. 168 to have a material impact on its business, results of operations or financial condition.

2. ACCOUNTS RECEIVABLE:

     Accounts receivable comprise (in thousands):


                                                     May 31,
                                            ----------------------
                                               2009        2008
                                            ----------  ----------
Trade accounts receivable...............       $14,672     $11,110
Less: Allowance for doubtful accounts...       (13,741)       (183)
                                            ----------  ----------
                                                  $931     $10,927
                                            ==========  ==========


                                      Additions
                          Balance at  Charged to               Balance
                          beginning   costs and                 at end
                           of year     expenses   Deductions*  of year
                          ----------  ----------  ----------  ----------
Allowance for doubtful
   accounts receivable:

     May 31, 2009               $183     $13,655         $97     $13,741
                          ==========  ==========  ==========  ==========

     May 31, 2008                $87        $100         $ 4        $183
                          ==========  ==========  ==========  ==========

     May 31, 2007                $70        $ 47         $30        $ 87
                          ==========  ==========  ==========  ==========

* Deductions include write-offs of uncollectible accounts and collections of amounts previously reserved.

3. INVENTORIES:

     Inventories comprise (in thousands):


                                                   May 31,
                                         -------------------------
                                             2009         2008
                                         ------------ ------------
Raw materials and subassemblies.........       $1,416       $5,482
Work in process.........................        2,509        4,462
Finished goods..........................          547          265
                                         ------------ ------------
                                               $4,472      $10,209
                                         ============ ============


4. PROPERTY AND EQUIPMENT:

    Property and equipment comprise (in thousands):

                                                   May 31,
                                         -------------------------
                                             2009         2008
                                         ------------ ------------
Leasehold improvements..................       $1,104       $1,106
Furniture and fixtures..................        1,170        1,171
Machinery and equipment.................        4,221        3,663
Test equipment..........................        3,709        3,320
                                         ------------ ------------
                                               10,204        9,260
Less: Accumulated depreciation
  and amortization......................       (7,463)      (6,982)
                                         ------------ ------------
                                               $2,741       $2,278
                                         ============ ============


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

    Following is a summary of changes in the Company's liability for product warranties during the fiscal years ended May 31, 2009 and May 31, 2008 (in thousands):

                                                         Year ended
                                                           May 31,
                                                  -------------------------
                                                      2009         2008
                                                  ------------ ------------
Balance at the beginning of the year............          $387         $153
Accruals for warranties issued during the year..           382          790
Accruals related to pre-existing warranties
 (including changes in estimates)...............            --           --
Settlements made during the year
 (in cash or in kind)...........................          (455)        (556)
                                                  ------------ ------------
Balance at the end of the year..................          $314         $387
                                                  ============ ============


    The accrued warranty balance is included in accrued expenses on the accompanying consolidated balance sheets.

6. ACCRUED EXPENSES:

    Accrued expenses comprise (in thousands):

                                                   May 31,
                                         -------------------------
                                             2009         2008
                                         ------------ ------------
Payroll related.........................       $  628       $1,055
Professional services...................          159          176
Accrued cancellation charges............          195           --
Accrued construction in progress........          317           --
Commissions and bonuses.................          114          605
Taxes payable...........................           89          567
Warranty................................          314          387
Other...................................          291          904
                                         ------------ ------------
                                               $2,107       $3,694
                                         ============ ============





7.  INCOME TAXES:

    Domestic and foreign components of income (loss) before income tax expense (benefit) are as follows (in thousands):

                                           Year Ended May 31,
                                  --------------------------------------
                                       2009         2008         2007
                                  ------------ ------------ ------------
Domestic.........................     $(22,480)      $5,440       $2,239
Foreign..........................       (2,576)         531          264
                                  ------------ ------------ ------------
                                      $(25,056)      $5,971       $2,503
                                  ============ ============ ============


    The income tax expense (benefit) consists of the following (in thousands):


                                            Year Ended May 31,
                                   --------------------------------------
                                       2009          2008         2007
                                   ------------ ------------ ------------
Federal income taxes:
  Current.........................       $  (57)     $   115         $ 33
  Deferred........................        3,186       (3,186)          --
State income taxes:
  Current.........................           (5)         108           22
  Deferred........................          453         (453)          --
Foreign income taxes:
  Current.........................           34          (97)          20
  Deferred........................        1,304       (1,089)          --
                                   ------------ ------------ ------------
                                         $4,915      $(4,602)         $75
                                   ============ ============ ============

   The Company's effective tax rate differs from the U.S. federal statutory tax rate, as follows:

                                            Year Ended May 31,
                                   --------------------------------------
                                       2009          2008         2007
                                   ------------ ------------ ------------
U.S. federal statutory tax rate...       34.0 %       34.0 %       34.0 %
State taxes, net of federal tax
  effect..........................       (1.8)        (6.1)         0.9
Foreign rate differential.........       (8.9)       (23.1)        (3.9)
Stock-based compensation..........       (1.6)         3.4          8.2
Research and development credit...        1.0         (7.1)        (4.0)
Change in valuation allowance ....      (42.1)       (76.6)       (33.1)
Other.............................       (0.2)        (1.6)         0.2
                                   ------------ ------------ ------------
Effective tax rate................      (19.6)%      (77.1)%        2.3 %
                                   ============ ============ ============


   The components of the net deferred tax asset (liability) are as follows (in thousands):

                                                           May 31,
                                                -------------------------
                                                    2009          2008
                                                ------------ ------------

  Net operating losses.....................          $3,468       $1,225
  Credit carryforwards.....................           3,533        2,888
  Inventory reserves.......................           4,055        1,628
  Reserves and accruals....................           6,753        2,138
  Other....................................             673          947
                                                ------------ ------------
                                                     18,482        8,826

Less: Valuation allowance..................         (18,482)      (3,883)
                                                ------------ ------------
Net deferred tax asset.....................              $0       $4,943
                                                ============ ============


    The valuation allowance increased by $14.6 million during fiscal 2009, and decreased by $6.1 million during fiscal 2008, and $1.1 million during fiscal 2007. As of May 31, 2009, the Company concluded that it is not more likely than not that the deferred tax assets would be realized and therefore provided a full valuation allowance against the deferred tax assets. The Company will continue to evaluate the need for a valuation allowance against its deferred tax assets on a quarterly basis.

    At May 31, 2009, the Company had federal and state net operating loss carryforwards of approximately $9.6 million and $8.9 million, respectively. These carryforwards will begin to expire in 2024 and 2014, respectively. At May 31, 2009, the Company also had federal and state research and development tax credit carryforwards of approximately $1.3 million and $2.9 million, respectively. The federal credit carryforward will begin to expire in 2016, and the California credit will carryforward indefinitely. These carryforwards may be subject to certain limitations on annual utilization in case of a change in ownership, as defined by tax law. The Company also has alternative minimum tax credit carryforwards of $275,000 for federal tax purposes and $34,000 for state purposes. The credits may be used to offset regular tax and do not expire.

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

    Foreign net operating loss carryforwards of approximately $907,000 are available to reduce future foreign taxable income. The foreign net operating losses will begin to expire in 2012.

    The Company adopted the provisions of FIN No. 48 on June 1, 2007. The cumulative effect of adopting FIN No. 48 was a $127,000 decrease to accumulated deficit and a decrease to income tax liability.

    The aggregate changes in the balance of gross unrecognized tax benefits since adoption were as follows: (in thousands)

Beginning balance as of June 1, 2007 (upon adoption) ....         $1,005
Increases related to prior year tax positions............              4
Increases related to current year tax positions .........            159
Decreases related to lapse of statute of limitations.....            (25)
                                                            ------------
Ending balance at May 31, 2008...........................         $1,143
                                                            ============

Beginning balance as of June 1, 2008.....................         $1,143
Increases related to prior year tax positions............             49
Increases related to current year tax positions .........              5
Decreases related to lapse of statute of limitations.....             (7)
                                                            ------------
Ending balance at May 31, 2009...........................         $1,190
                                                            ============


    If the ending balance of $1,190,000 of unrecognized tax benefits at May 31, 2009 were recognized, approximately $277,000 would affect the effective income tax rate. In accordance with the Company's accounting policy, it recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. This policy did not change as a result of the adoption of FIN No. 48. The Company had accrued interest and penalties of $22,000 at May 31, 2009.

    Although the Company files U.S. federal, various state, and foreign tax returns, the Company's only major tax jurisdictions are the United States, California, Germany and Japan. Tax years 1996 - 2008 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

8. CAPITAL STOCK:

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

    As of May 31, 2009, out of the 2,172,000 shares authorized for grant under the 1996 Stock Option Plan and 2006 Equity Incentive Plan, approximately 1,636,000 shares had been granted.

    The following table summarizes the Company's stock option transactions during fiscal 2009, 2008 and 2007 (in thousands, except per share data):

                                            Outstanding Options
                                --------------------------------------------
                                                        Weighted
                                              Number    Average    Aggregate
                                 Available      of      Exercise   Intrinsic
                                  Shares      Shares      Price      Value
                                ----------   --------  ---------  ----------
Balances, May 31, 2006........         334      1,269      $3.81      $3,234

  Options granted.............        (194)       194      $7.98
  Additional shares reserved..         600         --
  Options terminated..........           5         (5)     $5.02
  Options exercised...........          --       (108)     $4.07
                                ----------   --------
Balances, May 31, 2007........         745      1,350      $4.38      $2,633

  Options granted.............        (422)       422      $6.24
  Options terminated..........          27        (27)     $6.02
  Options exercised...........          --       (479)     $4.18
                                ----------   --------
Balances, May 31, 2008........         350      1,266      $5.05      $4,632

  Options granted.............        (555)       555      $6.01
  Additional shares reserved..         600         --
  Options terminated..........         141       (141)     $5.37
  Options exercised...........          --        (44)     $4.35
                                ----------   --------
Balances, May 31, 2009........         536      1,636      $5.37          --
                                ==========   ========

Options exercisable and expected to be
  exercisable at May 31, 2009                   1,603      $5.37          --
                                             ========


    The options outstanding and exercisable at May 31, 2009 were in the following exercise price ranges (in thousands, except per share data):

                     Options Outstanding              Options Exercisable
                       at May 31, 2009                  at May 31, 2009
            --------------------------------  --------------------------------------
                        Weighted                               Weighted
                        Average     Weighted  Number  Weighted Average
   Range of   Number    Remaining   Average   Exer-   Average  Remaining   Aggregate
   Exercise Outstanding Contractual Exercise  cisable Exercise Contractual Intrinsic
    Prices    Shares   Life (Years)  Price    Shares   Price   Life (Years)  Value
----------- ----------- ----------- --------  ------- -------- ----------- ---------
$1.29-$3.63         651      3.16      $2.76      438    $3.01       2.54
$3.66-$4.08         128      1.65      $3.90      128    $3.91       1.65
$4.35-$4.60          51      0.56      $4.45       51    $4.45       0.56
$5.91-$7.00         390      2.98      $6.12      204    $6.11       2.86
$7.28-$10.93        416      4.02      $9.30      176    $8.83       3.98
            -----------                       -------
$1.29-$10.93      1,636      3.13      $5.37      997    $4.86       2.64        --
            ===========                       =======


    The total intrinsic value of options exercised during fiscal 2009 was $219,000. The weighted average contractual life of the options exercisable and expected to be exercisable at May 31, 2009 was 3.13 years.

    Options to purchase 996,934, 770,383 and 971,519 shares were exercisable at May 31, 2009, 2008 and 2007, respectively. These exercisable options had weighted average exercise prices of $4.86, $4.38 and $4.08 of May 31, 2009, 2008 and 2007, respectively.

9.  EMPLOYEE BENEFIT PLANS:

EMPLOYEE STOCK OWNERSHIP PLAN:

    The Company has a non-contributory, trusteed employee stock option plan for full-time employees who have completed three consecutive months of service and for part-time employees who have completed one year of service and have attained an age of 21. The Company can contribute either shares of the Company's stock or cash to the plan. The contribution is determined annually by the Company and cannot exceed 15% of the annual aggregate salaries of those employees eligible for participation in the plan. On May 31, 2007, the Company converted the Aehr Test Systems Employee Stock Bonus Plan into the Aehr Test Systems Employee Stock Ownership Plan (the "Plan"). The stock bonus plan was converted to an employee stock ownership plan ("ESOP") to enable the Plan to better comply with changes in the law regarding Company stock. Individuals' account balances vest at a rate of 20% per year commencing upon completion of two years of service. Non-vested balances, which are forfeited following termination of employment, are allocated to the remaining employees in the Plan. Under the Plan provisions, each employee who reaches age fifty-five (55) and has been a participant in the Plan for ten years will be offered an election each year to direct the transfer of up to 25% of his/her ESOP account to the employee self-directed account in the Savings & Retirement Plan. For anyone who meets the above prerequisites, the first election to diversify holdings will be offered after May 31, 2008. In the sixth year, employees will be able to diversify up to 50% of their ESOP accounts. Contributions of $60,000, $177,000 and $155,250 were authorized for the plan during fiscal 2009, 2008 and 2007, respectively. Contributions of 25,661 shares were contributed to the ESOP during fiscal 2008 for fiscal 2007. Contribution of 20,344 shares were contributed to the ESOP during fiscal 2009 for fiscal 2008. The contribution for fiscal 2009 will be made in fiscal 2010.

401(K) PLAN:

    The Company maintains a defined contribution savings plan (the "401(k) Plan") to provide retirement income to all qualified employees of the Company. The 401(k) Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan is funded by voluntary pre-tax contributions from employees. Contributions are invested, as directed by the participant, in investment funds available under the 401(k) Plan. The Company is not required to make, and did not make any contributions to the 401(k) Plan during fiscal 2009, 2008 and 2007.

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

    In October 2006, the Company's shareholders approved the 2006 Employee Stock Purchase Plan ("2006 Purchase Plan"). A total of 200,000 shares of the Company's common stock were reserved for issuance under the 2006 Purchase Plan. The 2006 Purchase Plan has consecutive, overlapping, twenty-four month offering periods. Each twenty-four month offering period includes four six month purchase periods. The offering periods generally begin on the first trading day on or after April 1 and October 1 each year. The first exercise date under the 2006 Purchase Plan was April 1, 2007. All employees who work a minimum of 20 hours per week and are customarily employed by the Company (or an affiliate thereof) for at least five months per calendar year are eligible to participate. Under the 2006 Purchase Plan, shares are purchased through employee payroll deductions at exercise prices equal to 85% of the lesser of the fair market value of the Company's common stock at either the first day of an offering period or the last day of the purchase period. If a participant's rights to purchase stock under all employee stock purchase plans of the Company accrue at a rate which exceeds $25,000 worth of stock for a calendar year, such participant may not be granted an option to purchase stock under the 2006 Purchase Plan. For the years ended May 31, 2009, 2008 and 2007, approximately 73,000, 34,000, and

43,000 shares of common stock, respectively, were issued under the plans. To date, 519,276 shares have been issued under the plans.

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

11.  OTHER INCOME (EXPENSE), NET:

    Other income (expense), net comprises the following (in thousands):

                                            Year Ended May 31,
                                    -----------------------------------
                                       2009         2008         2007
                                    ----------- ----------- -----------
Foreign exchange gain (loss)......         $331        $(48)       $(18)
Income from investment  ..........           --          --         936
Other, net........................          (54)        (23)         43
                                    ----------- ----------- -----------
                                           $277        $(71)       $961
                                    =========== =========== ===========

12.  SEGMENT INFORMATION:

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

    The following presents information about the Company's operations in different geographic areas (in thousands):

                                   United                        Adjust-
                                   States     Asia     Europe     ments     Total
                                  --------- --------- --------- --------- ---------
2009:
  Net sales......................   $20,040    $5,032    $1,401  $ (5,066)  $21,407
  Portion of U.S. net sales from
    export sales, including sales
    to subsidiaries..............    14,026        --        --        --    14,026
  Income (loss) from operations..   (22,859)   (2,550)       58      (124)  (25,475)
  Identifiable assets............    24,762     2,983     1,624   (15,458)   13,911
  Property and equipment, net....     2,642        88        11        --     2,741

2008:
  Net sales......................   $36,818   $19,945    $1,352  $(19,074)  $39,041
  Portion of U.S. net sales from
    export sales, including sales
    to subsidiaries..............    21,698        --        --        --    21,698
  Income from operations.........     5,147       709        35       (80)    5,811
  Identifiable assets............    52,431     5,526     1,660   (14,418)   45,199
  Property and equipment, net....     2,193        67        18        --     2,278

2007:
  Net sales......................   $24,882    $4,104    $1,161  $ (2,796)  $27,351
  Portion of U.S. net sales from
    export sales, including sales
    to subsidiaries..............     9,127        --        --        --     9,127
  Income from operations.........       669       368         7         7     1,051
  Identifiable assets............    37,165     2,405     1,038   (11,933)   28,675
  Property and equipment, net....     1,607        72        10        --     1,689


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

13.  RELATED PARTY TRANSACTIONS:

    The Company has entered into transactions with ESA Electronics Pte Ltd. ("ESA") in which the Company owned a 12.5% interest at May 31, 2009, 2008 and 2007. ESA purchased goods from the Company for approximately $30,000, $7,000 and $15,000 during fiscal 2009, 2008 and 2007, respectively. In addition, the Company purchased goods from ESA for approximately $3,000, $2,000 and $1,000 in fiscal 2009, 2008 and 2007, respectively. At May 31, 2009 and 2008, the Company had no amounts payable to ESA. At May 31, 2009 and 2008, the Company had no amounts receivable from ESA.

    Mario M. Rosati, one of the Company's directors, is also a member of Wilson Sonsini Goodrich & Rosati, Professional Corporation, which has served as the Company's outside corporate counsel and has received compensation at normal commercial rates for these services.

14. COMMITMENTS AND CONTINGENCIES:

COMMITMENTS

    The Company leases most of its manufacturing and office space under operating leases. The Company entered into non-cancelable operating lease agreements for its United States manufacturing and office facilities and maintains equipment under non-cancelable operating leases in Germany. These commitments expire no later than June 2016. Under the lease agreements, the Company is responsible for payments of utilities, taxes and insurance.

    Minimum annual rentals payments under operating leases in each of the next five fiscal years and thereafter are as follows (in thousands):

Years Ending May 31,
2010....................................      $  525
2011....................................         530
2012....................................         538
2013....................................         555
2014....................................         573
Thereafter..............................         642
                                              ------
Total                                         $3,363
                                              ======

    Rental expense for the years ended May 31, 2009, 2008 and 2007 was approximately $684,000, $927,000 and $927,000, respectively.

    At May 31, 2009, the Company had a $50,000 certificate of deposit held by a financial institution representing a security deposit for its United States manufacturing and office space lease. This amount is included in "Other Assets" on the consolidated balance sheets.

PURCHASE OBLIGATIONS

    The Company has purchase obligations to certain suppliers. In some cases the products the Company purchases are unique and have provisions against cancellation of the order. At May 31, 2009, the Company had approximately $0.6 million of purchase obligations which are due within the following 12 months. This amount does not include contractual obligations recorded on the consolidated balance sheets as liabilities.

CONTINGENCIES

    On April 24, 2009, Aehr Test Systems Japan filed a claim against Spansion Japan in the Tokyo District Court for claims for goods and services provided to Spansion. The claim consists primarily of accounts receivable for goods and services provided, interest, and cancellation charges for goods and services ordered by Spansion which were not delivered to Spansion. These orders were canceled due to Spansion's failure to pay per terms. The claim is currently under review.

    On May 5, 2009, Aehr Test filed a claim against Spansion, Inc. in the United States Bankruptcy Court of the District of Delaware for claims for goods and services provided to Spansion. The claim consists primarily of accounts receivable for goods and services provided, and cancellation charges for goods and services ordered by Spansion which were not delivered to Spansion. These orders were canceled due to Spansion's failure to pay per terms. The claim is currently under review.

    While we cannot predict the outcome of these claims, Aehr believes that the settlement of these claims will have a material effect on its consolidated financial condition and result of operations.

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

15.  SUBSEQUENT EVENT:

    In August 2009, the Company sold a portion of its bankruptcy claim against Spansion for approximately $3.3 million.

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

    The following table (presented in thousands, except per share data) sets forth selected unaudited condensed consolidated statements of income data for each of the four quarters of the fiscal years ended May 31, 2009 and 2008.
The unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in the Company's opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair statement of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period and should be read in conjunction with the audited consolidated financial statements of the Company's and the notes thereto included elsewhere herein.


                                                      Three Months Ended
                                        ------------------------------------------
                                         Aug. 31,   Nov. 30,   Feb. 28,    May 31,
                                           2008       2008       2009       2009
                                        ---------  ---------  ---------  ---------
Net sales..............................    $9,690     $9,242   $  1,235    $ 1,240
Gross profit (loss)....................    $4,918     $4,592   $ (6,814)   $(1,512)
Net income (loss)......................    $  865     $  872   $(27,680)   $(4,028)
Net income (loss) per share (basic)....    $ 0.10     $ 0.10   $  (3.28)   $ (0.48)
Net income (loss)per share (diluted)...    $ 0.10     $ 0.10   $  (3.28)   $ (0.48)



                                                      Three Months Ended
                                        ------------------------------------------
                                         Aug. 31,   Nov. 30,   Feb. 29,    May 31,
                                           2007       2007       2008       2008
                                        ---------  ---------  ---------  ---------
Net sales..............................    $7,660     $9,675    $10,792    $10,914
Gross profit...........................    $4,181     $4,884    $ 5,530    $ 5,374
Net income.............................    $  779     $1,366    $ 1,926    $ 6,502
Net income per share (basic)...........    $ 0.10     $ 0.17    $  0.24    $  0.79
Net income per share (diluted).........    $ 0.09     $ 0.16    $  0.23    $  0.74


    During the three months ended February 28, 2009 the Company recorded the following charges:
      a provision for bad debt of $13.7 million, a provision for excess and obsolete inventory of $5.7 million, the reinstatement of the deferred tax asset valuation allowance of $4.9 million, cancellation charges of $0.5 million, an impairment of goodwill of $0.3 million, and severance costs of $0.2 million.

    During the three months ended May 31, 2009 the Company recorded the following charges:
      a provision for excess and obsolete inventory of $1.5 million, severance costs of $0.2 million. and a credit of $0.3 million for the settlement of cancellation charges accrued in the three months ended February 28, 2009.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

Item 9A(T).   Controls and Procedures

    (a)  Evaluation of disclosure controls and procedures.

         Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

    (b)  Management's report on internal control over financial reporting.

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that the Company's internal control over financial reporting was effective as of May 31, 2009. This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

    (c)  Changes in internal controls over financial reporting.

         There were no changes in our internal controls over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.   Other Information

    None.


                                 PART III

Item 10.   Directors, Executive Officers and Corporate Governance

                                MANAGEMENT

EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

    The directors of the Company are elected annually. The executive officers of the Company serve with no specific term of office. The executive officers and directors of the Company are as follows:

Name of Executive Officer    Age       Positions with the Company
---------------------------  ----  -----------------------------------------
Rhea J. Posedel............   67   Chief Executive Officer and
                                      Chairman of the Board of Directors

Gary L. Larson.............   59   Vice President of Finance and Chief
                                      Financial Officer

Carl N. Buck...............   57   Vice President of Marketing and Contactor
  Business Group

Joel Bustos................   56   Vice President of Operations

David S. Hendrickson.......   52   Vice President of Engineering

Gregory M. Perkins.........   55   Vice President of Worldwide Sales
                                      and Service

Kunio Sano.................   53   President, Aehr Test Systems Japan K.K.

Robert R. Anderson (1)(2)..   71   Director

William W. R. Elder (2)(3).   70   Director

Mukesh Patel (1)(3)........   51   Director

Mario M. Rosati............   63   Director

Howard T. Slayen (1).......   62   Director

------------------------
(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

(3) Member of the Nominating and Governance Committee.


    RHEA J. POSEDEL is a founder of the Company and has served as Chief Executive Officer and Chairman of the Board of Directors since the Company's inception in 1977. From the Company's inception through May 2000, Mr. Posedel also served as President of the Company. Prior to founding the Company, Mr. Posedel held various project engineering and engineering managerial positions at Lockheed Martin Corporation (formerly Lockheed Missile & Space Corporation), Ampex Corporation, and Cohu, Inc. Mr. Posedel received a B.S. in Electrical Engineering from the University of California, Berkeley, an M.S. in Electrical Engineering from San Jose State University and an M.B.A. from Golden Gate University.

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

    JOEL BUSTOS joined the Company as Vice President of Operations in July 2007. From 2002 to 2007, Mr. Bustos served as General Manager of the Global Consumer Business Unit of Celestica Inc., an electronic manufacturing services company. From 1996 to 2002, Mr. Bustos served as a General Manager at Flextronics International Ltd., a leading global provider of electronic manufacturing services. Mr. Bustos received a B.S. in Organizational Behavior from the University of San Francisco.

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

    ROBERT R. ANDERSON has been a director of the Company since October 2000. Mr. Anderson currently is a director of MKS Instruments, Inc., a semiconductor components and equipment supplier. Mr. Anderson also serves as a director for Energetiq Technology, Inc., a private company. Mr. Anderson is a graduate of Bentley University and served as a trustee of Bentley University from 1993 through 2004.

    WILLIAM W. R. ELDER has been a director of the Company since 1989. From 1981 to 1996, Dr. Elder was the Chief Executive Officer of Genus, Inc., a semiconductor equipment company, and then again from 1998 until the company was acquired by AIXTRON AG ("AIXTRON") in 2005. Dr. Elder retired from AIXTRON in December 2007. Dr. Elder is currently President and CEO of Maskless Lithography Inc., a capital equipment start-up company based in San Jose, California. Dr. Elder received a B.S.I.E. and an honorary Doctorate Degree from the University of Paisley in Scotland.

    MUKESH PATEL has been a director of the Company since June 1999. Mr. Patel was President and Chief Executive Officer of Metta Technology, which he co-founded in 2004, until November 2006, when LSI Logic Corporation acquired it. He founded Sparkolor Corporation, acquired by Intel Corporation in late 2002, and co-founded SMART Modular Technologies, Inc. ("SMART Modular"), a high value added memory products company, acquired by Solectron Corporation in late 1999. From February 1989 to July 1995, Mr. Patel served as Vice President and General Manager Memory Product Division of SMART Modular from August 1995 to August 1998 and as Vice President, Engineering. Mr. Patel also serves as a director of SMART Modular and for several privately-held companies. Mr. Patel received a B.S. degree in Engineering with an emphasis in digital electronics from Bombay University, India.

    MARIO M. ROSATI has been a director of the Company since 1977.   Mr.
Rosati is a member of the law firm Wilson Sonsini Goodrich & Rosati, Professional Corporation which he joined in 1971. Mr. Rosati is a director of Sanmina-SCI Corporation, an electronics manufacturing services company and a publicly-held company, as well as several privately-held companies. Mr. Rosati received a B.A. from the University of California, Los Angeles and a J.D. from the University of California, Berkeley School of Law.

    HOWARD T. SLAYEN has been a director of the Company since 2008. Since June 2001, Mr. Slayen has been providing independent financial consulting services to various organizations and clients. From October 1999 to May 2001, Mr. Slayen served as Executive Vice President and Chief Financial Officer of Quaartz Inc., a web-hosted communications business. From 1971 to September 1999, Mr. Slayen held various positions with PricewaterhouseCoopers/Coopers & Lybrand, including his last position as a Corporate Finance Partner. Mr. Slayen currently is a director of Lantronix, Inc., a provider of embedded networking solutions. Mr. Slayen received a B.A. from Claremont McKenna College and a J.D. from the University of California, Berkeley School of Law.

   The information required by this item relating to directors is incorporated by reference to the information under the captions "Board Matters and Corporate Governance" and "Proposal 1 -- Election of Directors" in the Proxy Statement. Information regarding Section 16 reporting compliance is incorporated herein by reference under the caption "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement.

Item 11.   Executive Compensation

    The information required by this item is incorporated by reference to the sections entitled "Director Compensation" and "Compensation of Executive Officers" of the Proxy Statement.

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

Item 14.   Principal Accountant Fees and Services

    The information required by this item is incorporated by reference to the section entitled "Independent Registered Public Accounting Firm's Fees" of the Proxy Statement.



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

      3.      Exhibits

              See Item 15(b) below.

(b) Exhibits

    The following exhibits are filed as part of or incorporated by reference into this Report:

Exhibit
  No.                                Description
-------     -----------------------------------------------------------------

  3.1(1)    Restated Articles of Incorporation of Registrant.
  3.2(1)    Bylaws of Registrant.
  4.1(2)    Form of Common Stock certificate.
  4.2(3)    2006 Equity Incentive Plan.
  4.3(3)    2006 Employee Stock Purchase Plan.
 10.1(1)    Amended 1986 Incentive Stock Plan and form of agreement
            thereunder.
 10.2(2)    1996 Stock Option Plan (as amended and restated) and forms of
            Incentive Stock Option Agreement and Nonstatutory Stock Option
            Agreement thereunder.
 10.3(2)    1997 Employee Stock Purchase Plan and form of subscription agreement thereunder.
 10.4(2)    Form of Indemnification Agreement entered into between Registrant and its directors and executive officers.
 10.5(1)    Capital Stock Purchase Agreement dated September 11, 1979 between
            Registrant and certain holders of Common Stock.
 10.6(1)    Capital Stock Investment Agreement dated April 12, 1984 between
            Registrant and certain holders of Common Stock.
 10.7(1)    Amendment dated September 17, 1985 to Capital Stock Purchase
            Agreement dated April 12, 1984 between Registrant and certain holders of Common Stock.
 10.8(1)    Amendment dated February 26, 1990 to Capital Stock Purchase
            Agreement dated April 12, 1984 between Registrant and certain holders of Common Stock.
 10.9(1)    Stock Purchase Agreement dated September 18, 1985 between
            Registrant and certain holders of Common Stock.
 10.10(1)   Common Stock Purchase Agreement dated February 26, 1990 between
            Registrant and certain holders of Common Stock.
 10.11(1)   Lease dated May 14, 1991 for facilities located at 1667 Plymouth
            Street, Mountain View, California.
 10.12(4)   Lease dated August 3, 1999 for facilities located at Building C,
            400 Kato Terrace, Fremont, California.
 10.13(5)   Preferred Shares Rights Agreement dated March 5, 2001.
 10.14(6)   Form of Change of Control Agreement.
 10.15(8)   First Amendment dated May 06, 2008 for facilities located at
            400 Kato Terrace, Fremont, California.
 16.1(7)    Letter dated December 9, 2005 regarding change in Certifying
            Accountant.
 21.1(1)    Subsidiaries of the Company.
 23.1       Consent of Burr, Pilger & Mayer LLP - Independent Registered
            Public Accounting Firm (filed herewith).
 24.1       Power of Attorney (see page 55).
 31.1       Certification Statement of Chief Executive Officer pursuant to
            Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).
 31.2       Certification Statement of Chief Financial Officer pursuant to
            Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).
 32.1       Certification of Chief Executive Officer and Chief Financial
            Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
------------------------
(1) Incorporated by reference to the same-numbered exhibit previously filed with the Company's Registration Statement on Form S-1 filed June 11, 1997 (File No. 333-28987).

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

Dated:  September 2, 2009
                                AEHR TEST SYSTEMS

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

        Signature                      Title                       Date
------------------------  ---------------------------------  -----------------
                          Chief Executive Officer
                            and Chairman of the
 /s/ RHEA J. POSEDEL        Board of Directors               September 2, 2009
------------------------   (Principal Executive Officer)     -----------------
    Rhea J. Posedel
                          Vice President of Finance
                            and Chief Financial Officer
 /s/ GARY L. LARSON        (Principal Financial and          September 2, 2009
------------------------    Accounting Officer)              -----------------
    Gary L. Larson


 /s/ ROBERT R. ANDERSON   Director                           September 2, 2009
------------------------                                     -----------------
    Robert R. Anderson


 /s/ WILLIAM W. R. ELDER  Director                           September 2, 2009
------------------------                                     -----------------
    William W. R. Elder



 /s/ MUKESH PATEL         Director                           September 2, 2009
------------------------                                     -----------------
    Mukesh Patel


 /s/ MARIO M. ROSATI      Director                           September 2, 2009
------------------------                                     -----------------
    Mario M. Rosati


 /s/ HOWARD T. SLAYEN     Director                           September 2, 2009
------------------------                                     -----------------
    Howard T. Slayen