Form 10-Q
period 2009-08-31
AEHR TEST SYSTEMS
filed 2009-10-14
CIK 1040470

                                    FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 2009.

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

                                 Yes            No
                                     ---           ---

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer                    Accelerated filer
                        ---                                   ---
Non-accelerated filer  X                   Smaller reporting company
                      ---                                            ---
(Do not check if a smaller reporting company)



     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 YES          NO   X
                                      ---         ---


     Number of shares of common stock, $0.01 par value, outstanding at September 30, 2009 was 8,495,692.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED AUGUST 31, 2009

                                     INDEX



PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
               August 31, 2009 and May 31, 2009 . . . . . . . . . . . .   4

          Condensed Consolidated Statements of Income for the
               three months ended August 31, 2009 and 2008. . . . . . .   5

          Condensed Consolidated Statements of Cash Flows for the
               three months ended August 31, 2009 and 2008. . . . . . .   6

          Notes to Condensed Consolidated Financial Statements. . . . .   7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations. . . . . . . . . . . . . . . .  15

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risks. .  19

ITEM 4.  Controls and Procedures. . . . . . . . . . . . . . . . . . . .  20


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . .  21

ITEM 1A. Risk Factors   . . . . . . . . . . . . . . . . . . . . . . . .  21

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds. .  28

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

                        PART I.  FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


                             AEHR TEST SYSTEMS
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                   (in thousands, except per share data)
                                 (unaudited)

                                                  August 31,    May 31,
                                                     2009        2009
                                                  ----------  ----------
                                                                  (1)
                        ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . .    $ 2,745      $ 4,360
  Accounts receivable, net of allowances for
    doubtful accounts of $2,794 and $13,741 at
    August 31, 2009 and May 31, 2009,
    respectively  . . . . . . . . . . . . . . . .        718          931
  Inventories . . . . . . . . . . . . . . . . . .      4,118        4,472
  Prepaid expenses and other. . . . . . . . . . .      3,752          879
                                                  ----------  -----------
    Total current assets  . . . . . . . . . . . .     11,333       10,642

Property and equipment, net . . . . . . . . . . .      2,563        2,741
Other assets. . . . . . . . . . . . . . . . . . .        531          528
                                                  ----------  -----------
    Total assets  . . . . . . . . . . . . . . . .    $14,427      $13,911
                                                  ==========  ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . .    $   588      $   995
  Accrued expenses. . . . . . . . . . . . . . . .      1,831        2,107
  Deferred revenue. . . . . . . . . . . . . . . .        161          241
                                                  ----------  -----------
    Total current liabilities . . . . . . . . . .      2,580        3,343

Income tax payable. . . . . . . . . . . . . . . .        299          299
Deferred lease commitment . . . . . . . . . . . .        301          306
                                                  ----------  -----------
    Total liabilities . . . . . . . . . . . . . .      3,180        3,948
                                                  ----------  -----------

Shareholders' equity:
  Common stock, $0.01 par value:
    Issued and outstanding: 8,496 shares at
    August 31, 2009 and May 31, 2009. . . . . . .         85           85
  Additional paid-in capital. . . . . . . . . . .     44,857       44,552
  Accumulated other comprehensive income. . . . .      2,818        2,800
  Accumulated deficit . . . . . . . . . . . . . .    (36,513)     (37,474)
                                                  ----------  -----------
    Total shareholders' equity  . . . . . . . . .     11,247        9,963
                                                  ----------  -----------
    Total liabilities and shareholders' equity. .    $14,427      $13,911
                                                  ==========  ===========


 (1) The condensed consolidated balance sheet at May 31, 2009 has been derived from the audited consolidated financial statements at that date.

               The accompanying notes are an integral part of these
                   condensed consolidated financial statements.

                              AEHR TEST SYSTEMS
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (unaudited)

                                                 Three Months Ended
                                                     August 31,
                                               ----------------------
                                                   2009        2008
                                               ----------  ----------
Net sales. . . . . . . . . . . . . . . . . . .     $1,268      $9,690
Cost of sales. . . . . . . . . . . . . . . . .      1,325       4,772
                                               ----------  ----------
Gross (loss) profit. . . . . . . . . . . . . .        (57)      4,918
                                               ----------  ----------
Operating expenses:
  Selling, general and administrative. . . . .      1,313       2,085
  Research and development . . . . . . . . . .        942       1,478
  Gain on sale of bankruptcy claim . . . . . .     (3,289)         --
                                               ----------  ----------
      Total operating expenses . . . . . . . .     (1,034)      3,563
                                               ----------  ----------
      Income from operations . . . . . . . . .        977       1,355

Interest income. . . . . . . . . . . . . . . .          1          63
Other expense, net . . . . . . . . . . . . . .        (14)         (7)
                                               ----------  ----------
      Income before income tax expense . . . .        964       1,411

Income tax expense . . . . . . . . . . . . . .          3         546
                                               ----------  ----------
Net income . . . . . . . . . . . . . . . . . .     $  961      $  865
                                               ==========  ==========

Net income per share - basic . . . . . . . . .     $ 0.11      $ 0.10
Net income per share - diluted . . . . . . . .     $ 0.11      $ 0.10


Shares used in per share calculations:
  Basic  . . . . . . . . . . . . . . . . . . .      8,496       8,395
  Diluted. . . . . . . . . . . . . . . . . . .      8,512       8,753




            The accompanying notes are an integral part of these
                condensed consolidated financial statements.

                                 AEHR TEST SYSTEMS
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)
                                    (unaudited)


                                                       Three Months Ended
                                                            August 31
                                                     ---------------------
                                                        2009        2008
                                                     ---------   ---------
Cash flows from operating activities:
  Net income....................................       $   961      $  865
  Adjustments to reconcile net income to
    net cash used in operating activities:
    Stock compensation expense..................           305         286
    Provision for doubtful accounts.............             6         103
    Depreciation and amortization...............           181         139
    Deferred income taxes.......................            --         522
    Changes in operating assets and liabilities:
      Accounts receivable.......................           259      (6,256)
      Inventories...............................           355        (547)
      Deferred lease commitment.................            (5)         45
      Accounts payable..........................          (551)       (569)
      Income tax payable........................            (6)          1
      Accrued expenses and deferred revenue.....          (356)       (490)
      Prepaid expenses and other................        (2,865)       (158)
                                                     ---------   ---------
        Net cash used in
          operating activities..................        (1,716)     (6,059)
                                                     ---------   ---------
Cash flows from investing activities:

    Purchase of investments.....................            --      (1,999)
    Purchase of property and equipment..........            --        (241)
                                                     ---------   ---------
        Net cash used in
          investing activities..................            --      (2,240)
                                                     ---------   ---------
Cash flows from financing activities:
    Proceeds from issuance of common stock
      and exercise of stock options.............            --         190
                                                     ---------   ---------
        Net cash provided by
          financing activities..................            --         190
                                                     ---------   ---------

Effect of exchange rates on cash................           101         (87)
                                                     ---------   ---------
        Net decrease in cash and
          cash equivalents......................        (1,615)     (8,196)

Cash and cash equivalents, beginning of period..         4,360      15,648
                                                     ---------   ---------
Cash and cash equivalents, end of period........       $ 2,745      $7,452
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

    In the opinion of management, the unaudited condensed consolidated financial statements for the interim periods presented reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the condensed consolidated financial position and results of operations as of and for such periods indicated. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2009. Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

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

2.  STOCK-BASED COMPENSATION

    The Company accounts for stock options and employee stock purchase plan ("ESPP") shares under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004),"Share-Based Payment" ("SFAS No. 123(R)") which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at each grant date, based on the fair value of the award, and is recognized as expense over the employee's requisite service period. All of the Company's stock compensation is accounted for as an equity instrument. See Notes 8 and 9 in the Company's Annual Report on Form 10-K for fiscal 2009 filed on September 2, 2009 for further information regarding the stock option plan and the ESPP.

    The following table summarizes compensation costs related to the Company's stock-based compensation for the three months ended August 31, 2009 and 2008, respectively (in thousands, except per share data):


                                                    Three Months Ended
                                                        August 31,
                                                    ------------------
                                                      2009      2008
                                                    --------  --------
Stock-based compensation in the form of employee
  stock options and ESPP shares, included in:

Cost of sales  . . . . . . . . . . . . . . . . .        $ 51      $ 39
Selling, general and administrative  . . . . . .         151       155
Research and development . . . . . . . . . . . .         103        92
                                                    --------  --------
Total stock-based compensation . . . . . . . . .         305       286
Tax effect on stock-based compensation . . . . .          --      (123)
                                                    --------  --------
Net effect on net income . . . . . . . . . . . .        $305      $163
                                                    ========  ========
Effect on net income per share:
  Basic  . . . . . . . . . . . . . . . . . . . .       $0.04     $0.02
  Diluted  . . . . . . . . . . . . . . . . . . .       $0.04     $0.02


    As of August 31, 2009, none of the stock-based compensation costs were capitalized as part of inventory. As of August 31, 2008, stock-based compensation costs of $42,000 were capitalized as part of inventory.

    During the three months ended August 31, 2009 and 2008, the Company recorded stock-based compensation related to stock options of $283,000 and $251,000, respectively.

    As of August 31, 2009, the total unrecognized stock based compensation cost related to unvested stock-based awards under the Company's 1996 Stock Option Plan and 2006 Equity Incentive Plan was approximately $2,394,000, which is net of estimated forfeitures of $6,000. This cost will be amortized over the remaining service period of the underlying options. The weighted average period is approximately 3.2 years.

    During the three months ended August 31, 2009 and 2008, the Company recorded stock-based compensation related to the ESPP of $22,000 and $35,000, respectively.

    As of August 31, 2009, the total compensation cost related to options to purchase the Company's common stock under the ESPP but not yet recognized was approximately $61,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 1.1 years.

Valuation Assumptions

    Valuation and Amortization Method. The Company estimates the fair value of stock options granted using the Black-Scholes option valuation model. The single option award approach has been used for all options granted after June 1, 2006. The multiple option approach has been used for all options granted prior to June 1, 2006. The fair value under the single option approach is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. The fair value under the multiple option approach is amortized on a weighted basis over the requisite service period of the awards, which is generally the vesting period.

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

    Fair Value. The fair values of the Company's stock options granted to employees and ESPP shares for the three months ended August 31, 2009 and 2008 were estimated using the following weighted average assumptions in the Black-Scholes option valuation model consistent with the provisions of SFAS No. 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107.

                                                  Three months ended
                                                       August 31,
                                                  ------------------
                                                    2009       2008
                                                  -------    -------
Option Plan Shares
Expected Term (in years)....................           5          5
Volatility..................................        0.78       0.72
Expected Dividend...........................       $0.00      $0.00
Risk-free Interest Rates....................        2.54%      3.52%
Estimated Forfeiture Rate...................        0.25%         2%
Weighted Average Grant Date Fair Value......       $0.53      $6.09


    There were no ESPP shares granted to employees for the three months ended August 31, 2009 and 2008.

    The following table summarizes the stock option transactions during the three months ended August 31, 2009 (in thousands, except per share data):

                                            Outstanding Options
                                ---------------------------------------------
                                                        Weighted
                                              Number    Average    Aggregate
                                 Available      of      Exercise   Intrinsic
                                  Shares      Shares      Price      Value
                                ----------   --------  ---------  ----------
Balances, May 31, 2009........         536      1,636      $5.37        $ --
  Options granted.............        (534)       534      $0.85
  Options terminated..........         102       (102)     $4.39
                                ----------   --------
Balances, August 31, 2009...           104      2,068      $4.25        $ --
                                ==========   ========

Options exercisable and expected to be
  exercisable at August 31, 2009                2,027      $4.25        $ --
                                             ========


    The options outstanding and exercisable at August 31, 2009 were in the following exercise price ranges (in thousands, except per share data):

                     Options Outstanding              Options Exercisable
                     at August 31, 2009               at August 31, 2009
            --------------------------------  --------------------------------------
                        Weighted                               Weighted
                        Average     Weighted  Number  Weighted Average
 Range of     Number    Remaining   Average   Exer-   Average  Remaining   Aggregate
 Exercise   Outstanding Contractual Exercise  cisable Exercise Contractual Intrinsic
  Prices      Shares   Life (Years)  Price    Shares   Price   Life (Years)  Value
----------- ----------- ----------- --------  ------- -------- ----------- ---------
$0.85-$3.63       1,174     3.70       $1.89      498    $2.78        2.58
$3.66-$4.08          86     2.16       $3.83       85    $3.83        2.15
$4.35-$4.60          12     1.74       $4.38       12    $4.38        1.74
$5.91-$7.00         385     2.73       $6.12      222    $6.11        2.63
$7.28-$10.93        411     3.76       $9.31      197    $8.90        3.74
            -----------                       -------
$0.85-$10.93      2,068     3.45       $4.25    1,014    $4.80        2.77     $ --
            ===========                       =======


    The weighted average remaining contractual life of the options exercisable and expected to be exercisable at August 31, 2009 was 3.45 years.

    Options to purchase 1,014,000 and 800,000 shares were exercisable at August 31, 2009 and 2008, respectively. These exercisable options had weighted average exercise prices of $4.80 and $4.55 of August 31, 2009 and 2008, respectively.

3.  EARNINGS PER SHARE

    Earnings per share is computed based on the weighted average number of common and common equivalent shares (common stock options and ESPP shares) outstanding, when dilutive, during each period using the treasury stock method.

                                                  Three Months Ended
                                                       August 31,
                                                 --------------------
                                                    2009      2008
                                                 ---------  ---------
                                                (in thousands, except
                                                  per share amounts)

Numerator: Net income......................          $ 961      $ 865
                                                 ---------  ---------
Denominator for basic net income per share:
  Weighted-average shares outstanding .....          8,496      8,395
                                                 ---------  ---------
Shares used in basic net income per share
  calculation..............................          8,496      8,395

Effect of dilutive securities..............             16        358
                                                 ---------  ---------
Denominator for diluted net income
    per share..............................          8,512      8,753
                                                 ---------  ---------

Basic net income per share.................          $0.11      $0.10
                                                 =========  =========
Diluted net income per share...............          $0.11      $0.10
                                                 =========  =========


    Stock options to purchase 1,589,000 and 410,000 shares of common stock were outstanding on August 31, 2009 and 2008, respectively, but not included in the computation of diluted net income per share, because the inclusion of such shares would be anti-dilutive.

4.  CASH EQUIVALENTS AND INVESTMENTS

    On June 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157") which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred for one year.

    In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"), which delayed the effective date of SFAS No. 157, for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. In the first quarter of fiscal 2010, the Company adopted SFAS No. 157 for non-financial assets and non-financial liabilities. The adoption of SFAS No. 157 for non-financial assets and non-financial liabilities that are not measured and recorded at fair value on a recurring basis did not have a material impact on our consolidated financial statements.

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

    The following table summarizes the Company's assets and liabilities measured at fair value on a recurring basis in accordance with SFAS No. 157 as of August 31, 2009 (in thousands):


                                   Balance as of
                                   August 31, 2009     Level 1     Level 2
                                   ----------------   ----------  ----------

Money market funds................           $1,250       $1,250        $ --
                                   ----------------   ----------  ----------
                                             $1,250       $1,250        $ --
                                   ================   ==========  ==========

Liabilities.......................           $   --       $   --        $ --
                                   ================   ==========  ==========

    As of August 31, 2009, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

    The Company invests in debt and equity of private companies as part of its business strategy. These investments are carried at cost and are included in "Other Assets" in the consolidated balance sheets. If the Company determines that an other-than-temporary decline exists in the fair value of an investment, the Company writes down the investment to its fair value and records the related write-down as an investment loss in "Other Income (Expense)" in its consolidated statements of operations. At August 31, 2009 and 2008, the carrying value of the strategic investments was $384,000.

5.  INVENTORIES

    Inventories are comprised of the following (in thousands):


                                           August 31,    May 31,
                                              2009        2009
                                           ----------   ----------

Raw materials and sub-assemblies........       $1,367       $1,416
Work in process.........................        2,405        2,509
Finished goods..........................          346          547
                                           ----------   ----------
                                               $4,118       $4,472
                                           ==========   ==========



6.  SEGMENT INFORMATION

    The Company operates in one reportable segment: the design, manufacture and marketing of advanced test and burn-in products to the semiconductor manufacturing industry.

    The following presents information about the Company's operations in different geographic areas (in thousands):


                                            United
                                            States     Asia     Europe      Total
                                          --------- --------- ---------  ---------
  Net sales...........................       $1,068       $77      $123     $1,268
  Property and equipment, net.........        2,466        86        11      2,563

Three months ended August 31, 2008:
  Net sales...........................       $7,146    $2,515       $29     $9,690
  Property and equipment, net.........        2,298        64        16      2,378


    The Company's foreign operations are primarily those of its Japanese and German subsidiaries. Substantially all of the sales of the subsidiaries are made to unaffiliated Japanese or European customers. Net sales from outside the United States include the operating results of Aehr Test Systems Japan K.K. and Aehr Test Systems GmbH.

    Sales to the Company's five largest customers accounted for approximately 81% and 98% of its net sales in the three months ended August 31, 2009 and 2008, respectively. Four customers accounted for approximately 29%, 18%, 15% and 13% of the Company's net sales in the three months ended August 31, 2009. One customer, Spansion Inc. ("Spansion"), accounted for approximately 88% of the Company's net sales in the three months ended August 31, 2008. No other customers represented more than 10% of the Company's net sales for either fiscal 2009 or fiscal 2008.

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

    The standard warranty period for parts and service is ninety days and one year for systems.

    Following is a summary of changes in the Company's liability for product warranties during the three months ended August 31, 2009 and 2008 (in thousands):

                                                     Three Months Ended
                                                          August 31,
                                                     ------------------
                                                       2009      2008
                                                     --------  --------
Balance at the beginning of the period....               $314      $387

Accruals for warranties issued during the period...        28       217
Settlement made during the period
  (in cash or in kind).............................       (57)     (176)
                                                      --------   -------
Balance at the end of the period...................      $285      $428
                                                      ========   =======


    The accrued warranty balance is included in accrued expenses on the accompanying condensed consolidated balance sheets.

8.  GAIN ON SALE OF BANKRUPTCY CLAIM

    The Company's largest customer, Spansion, filed for bankruptcy in Japan in February 2009 and in the United States in March 2009. The Company has filed a claim in the Spansion U.S. bankruptcy action. In the first quarter of fiscal 2010, the Company sold a portion of its bankruptcy claim to a third party for net proceeds of approximately $3.3 million and recorded the amount in income from operations. The amount receivable on this sale is included in prepaid expenses and other on the accompanying condensed consolidated balance sheets.

9.  OTHER COMPREHENSIVE INCOME

    Other comprehensive income, net of tax is comprised of the following (in thousands):

                                                    Three Months Ended
                                                        August 31,
                                                    ------------------
                                                      2009      2008
                                                    --------  --------
Net income ......................................       $961     $ 865
Foreign currency translation adjustments.........         18      (220)
Unrealized holding gains arising
  during period..................................         --         1
                                                    --------  --------
Comprehensive income.............................       $979     $ 646
                                                    ========  ========


10.  INCOME TAXES

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

    For the three months ended August 31, 2009 and 2008, the Company had recorded tax expenses of $3,000 and $546,000, respectively.

    Although the Company files U.S. federal, various state, and foreign tax returns, the Company's only major tax jurisdictions are the United States, California, Germany and Japan. Tax years 1993 - 2008 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

11.  EMPLOYEE BENEFIT PLANS

    The Company maintains stock option plans, an employee stock purchase plan and an equity incentive plan. The employee benefit plans are discussed in Notes 8 and 9 to the consolidated financial statements in the Company's 2009 Annual Report on Form 10-K.

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

    As of August 31, 2009, out of the 2,172,000 shares authorized for grant under the 1996 Stock Option Plan and 2006 Equity Incentive Plan, approximately 2,068,000 shares are outstanding. As of August 31, 2009, 119,000 shares had been issued from the 200,000 shares authorized for grant under the 2006 Employee Stock Purchase Plan.

12.  RECENT ACCOUNTING PRONOUNCEMENTS

    In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS No. 165"), which establishes the accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 was effective with the beginning of the Company's first quarter of fiscal 2010 and did not have a material impact on its consolidated financial statements.

    In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a Replacement of FASB Statement No. 162" ("SFAS No. 168"). SFAS No. 168 establishes that the FASB Accounting Standards Codification ("the Codification") will become the single official source of authoritative generally accepted accounting principles ("GAAP") in the United States of America, other than guidance issued by the SEC. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, Staff Positions or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates. All guidance contained in the Codification carries an equal level of authority. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. All non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. The Company does not expect the adoption of SFAS No. 168 to have a material impact on its consolidated financial statements.

    In September 2009, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 08-01, "Revenue Arrangements with Multiple Deliverables" (previously titled, Revenue Recognition for a Single Unit of Accounting"). In absence of vendor-specific objective evidence ("VSOE") or other third party evidence ("TPE") of the selling price for the deliverables in a multiple-element arrangement, this EITF requires companies to use an estimated selling price ("ESP") for the individual deliverables. Companies shall apply the relative-selling price model for allocating an arrangement's total consideration to its individual elements. Under this model, the ESP is used for both the delivered and undelivered elements that do not have VSOE or TPE of the selling price.
The proposed effective date of the draft abstract is for fiscal years beginning on or after June 15, 2010, and will be applied prospectively to revenue arrangements entered into or materially modified after the effective date. Since the Company will apply the requirements of this EITF on a prospective basis, the Company is currently unable to evaluate its effect on the Company's consolidated financial statements.

13.  SUBSEQUENT EVENTS THROUGH OCTOBER 14, 2009

     In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through October 14, 2009, the date the financial statements were issued.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report and with our Annual Report on Form 10-K for the fiscal year ended May 31, 2009 and the consolidated financial statements and notes thereto.

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

    Global demand for semiconductor equipment has been severely impacted by the current negative global economic environment. As a result, in the second half of fiscal 2009 we experienced a significant decline in sales. In fiscal 2009, the Company's financial results reflected the impact of the bankruptcy filing of its largest customer, Spansion. Due to the bankruptcy filing and the current weak market for the Company's products, we recorded a $13.7 million provision for bad debts, a $7.2 million provision for excess and obsolete inventory, a $4.9 million increase in the valuation allowance against the Company's deferred tax assets, a $0.3 million charge related to cancellation costs, a $0.3 million goodwill impairment charge and a $0.4 million in severance charges. During the first quarter of fiscal 2010, the Company sold a portion of its bankruptcy claim to a third party for net proceeds of approximately $3.3 million and recorded the amount in income from operations. The Company has significantly reduced its headcount and initiated other expense reduction measures. The Company intends to take additional actions as necessary to maintain sufficient cash to manage through this economic downturn.

CRITICAL ACCOUNTING POLICIES

    The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, long-term service contracts, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of the critical accounting policies, see "Item 7. Management's Discussion and

Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

RESULTS OF OPERATIONS

    The following table sets forth items in the Company's unaudited condensed consolidated statements of operation as a percentage of net sales for the periods indicated.

                                               Three Months Ended
                                                    August 31,
                                              ---------------------
                                                  2009       2008
                                              ---------- ----------
Net sales. . . . . . . . . . . . . . . . .        100.0 %    100.0 %
Cost of sales. . . . . . . . . . . . . . .        104.5       49.2
                                              ---------- ----------
Gross (loss) profit. . . . . . . . . . . .         (4.5)      50.8
                                              ---------- ----------
Operating expenses:
  Selling, general and administrative. . .        103.5       21.5
  Research and development . . . . . . . .         74.3       15.3
  Gain on sale of bankruptcy claim . . . .       (259.3)        --
                                              ---------- ----------
          Total operating expenses . . . .        (81.5)      36.8
                                              ---------- ----------
Income from operations . . . . . . . . . .         77.0       14.0

Interest income. . . . . . . . . . . . . .          0.1        0.6
Other expense, net . . . . . . . . . . . .         (1.1)      (0.1)
                                              ---------- ----------
Income before income tax expense . . . . .         76.0       14.5

Income tax expense . . . . . . . . . . . .          0.2        5.6
                                              ---------- ----------
Net income. . . . . . . . . . . . . . .. .         75.8 %      8.9 %
                                              ========== ==========


THREE MONTHS ENDED AUGUST 31, 2009 COMPARED TO THREE MONTHS ENDED AUGUST 31,
2008

    NET SALES. Net sales decreased to $1.3 million for the three months ended August 31, 2009 from $9.7 million for the three months ended August 31, 2008, a decrease of 86.9%. The decrease in net sales for the three months ended August 31, 2009 resulted primarily from decreases in net sales of the Company's wafer-level products. Net sales of the Company's wafer-level products for the three months ended August 31, 2009 were $35,000, and decreased approximately $8.5 million from the three months ended August 31, 2008.

    GROSS (LOSS) PROFIT. Gross (loss) profit consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross loss was $57,000 for the three months ended August 31, 2009, compared with gross profit of $4.9 million for the three months ended August 31, 2008. The difference was primarily the result of the significant decline in net sales.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related costs of employees, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses of $1.3 million in the three months ended August 31, 2009 decreased from $2.1 million in the three months ended August 31, 2008, a decrease of 37.0%. The decrease in SG&A expense was primarily due to decreases in employment related expenses.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses decreased to $0.9 million for the three months ended August 31, 2009 from $1.5 million for the three months ended August 31, 2008, a decrease of 36.3%. This decrease was primarily attributable to decreases in employment related expenses.

    GAIN ON SALE OF BANKRUPTCY CLAIM. The Company's largest customer, Spansion, filed for bankruptcy in Japan in February 2009 and in the United States in March 2009. The Company has filed a claim in the Spansion U.S. bankruptcy action. In the first quarter of fiscal 2010, the Company sold a portion of its bankruptcy claim to a third party for net proceeds of approximately $3.3 million and recorded the amount in income from operations.

    INTEREST INCOME. Interest income decreased to $1,000 for the three months ended August 31, 2009 from $63,000 for the three months ended August 31, 2008. The decrease in net interest income for the three months ended August 31, 2009 was primarily related to lower average investment balances and lower interest rates.

    OTHER EXPENSE, NET. Other expense, net increased to $14,000 for the three months ended August 31, 2009 from $7,000 for the three months ended August 31, 2008.

    INCOME TAX EXPENSE. Income tax expense was $3,000 for the three months ended August 31, 2009, compared with $546,000 for the three months ended August 31, 2008. A low effective tax rate was recognized for the three months ended August 31, 2009 as the Company is forecasting a taxable loss for the year for which no benefit is being recorded due to a full valuation allowance. During the third quarter of fiscal 2009, the Company reinstated the valuation allowance for the full amount of its net deferred tax assets for both its U.S. operations and its Japanese subsidiary. Income tax expense recognized in the first quarter of fiscal 2009 reflected a significantly higher tax rate as the Company expected to accrue tax at close to the statutory rates for the countries in which it generated income.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was approximately $1.7 million for the three months ended August 31, 2009 and $6.1 million for the three months ended August 31, 2008. For the three months ended August 31, 2009, net cash used in operating activities was primarily driven by an increase of $2.9 million in prepaid expenses and other, partially offset by net income of $961,000. The increase in prepaid expenses and other was primarily due to the sale of a part of the Company's Spansion U.S. bankruptcy claim for $3.3
million.    For the three months ended August 31, 2008, net cash used in operating activities was primarily driven by an increase in accounts receivable. The increase in accounts receivable for the three month period was primarily attributable to a delay in collection of receivables from a large multinational customer.

    Net cash provided by investing activities was $0 for the three months ended August 31, 2009 and net cash used in investing activities was approximately $2.2 million for the three months ended August 31, 2008. The net cash used in investing activities during the three months ended August 31, 2008 was primarily due to $2.0 million in purchase of investments.

    Financing activities provided cash of $0 for the three months ended August 31, 2009 and approximately $190,000 for the three months ended August 31, 2008. Net cash provided by financing activities during the three months ended August 31, 2008 was primarily due to proceeds from issuance of common stock from the exercise of stock options.

    As of August 31, 2009, the Company had working capital of $8.8 million. Working capital consists of cash and cash equivalents, accounts receivable, inventory and other current assets, less current liabilities.

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

    The Company anticipates that the existing cash balance together with cash flows from operations, and any amounts received as a result of the sale of the Company's bankruptcy claim against Spansion are adequate to meet its working capital and capital equipment requirements through fiscal year 2010. After fiscal year 2010, depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required, or if available, that such financing can be obtained on terms satisfactory to the Company.

OFF-BALANCE SHEET ARRANGEMENTS

    The Company has not entered into any off-balance sheet financing arrangements and has not established any variable interest entities.

OVERVIEW OF CONTRACTUAL OBLIGATIONS

    There have been no material changes in the composition, magnitude or other key characteristics of the Company's contractual obligations or other commitments as disclosed in the Company's Annual Report on Form 10-K for the year ended May 31, 2009.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The Company considered the provisions of Financial Reporting Release No. 48 "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity instruments at August 31, 2009.

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

Item 4.  CONTROLS AND PROCEDURES

    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

    CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                        PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

    None.

Item 1A. RISK FACTORS

    You should carefully consider the risks described below. These risks are not the only risks that we may face. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected which could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report on Form 10-Q and in other documents we filed with the U.S. Securities and Exchange Commission, including without limitation our most recently filed Annual Report on Form 10-K or presented elsewhere by management from time to time.

Current economic conditions could materially adversely affect the Company's operations and performance.

    Our operations and performance depend significantly on worldwide economic conditions. The current financial turmoil affecting the banking system and financial markets has resulted in a tightening of the credit markets and a weakening global economy which are contributing to slowdowns in the semiconductor manufacturing industry in which we operate. Specifically, we have experienced a lengthening of the sales cycle and we have also received requests from some of our customers to defer delivery of equipment. Difficulties in obtaining capital and deteriorating market conditions pose a risk that some of our customers may not be able to obtain necessary financing on reasonable terms which could result in lower sales for the Company. For example, prior to the Spansion bankruptcy, Spansion accounted for approximately 80% of our revenues. Since declaring bankruptcy, Spansion has accounted for less than 5% of our revenues. Customers with liquidity issues may lead to additional bad debt expense for the Company. These conditions may also similarly affect our key suppliers, which could impact their ability to deliver parts and result in delays on our products.

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

If we are not able to reduce our operating expenses during periods of weak revenue, or if we utilize significant amounts of cash to support operating losses, and do not have the ability to raise additional debt or equity financing, we may erode our cash resources and may not have sufficient cash to operate our business.

    In the face of the current sustained downturn in our industry and decline in our revenues, we have implemented a variety of cost controls and restructured our operations with the goal of reducing our operating costs to position ourselves to more effectively meet the needs of the currently weak market for test and burn-in equipment. During the third and fourth quarters of fiscal 2009, we experienced operating losses and cash outflows. Our cash and cash equivalents as of May 31, 2009 were approximately $4.4 million. We took significant steps to minimize our expense levels during this period and to increase the likelihood that we will have sufficient cash to support operations during the downturn, including reducing our headcount by more than 30%, reducing compensation for officers and other salaried employees, initiating a Company-wide shutdown for one week each month and lowering the fees paid to our Board of Directors, among other spending cuts. We will continue to explore methods to further reduce our costs which may cause us to incur additional restructuring charges in the future. However, we cannot predict the amount of such charges at this time. Should the current downturn be prolonged and if we are unable to reduce our operating expenses sufficiently, we may require additional debt or equity financing to meet working capital or capital expenditure needs. While we believe our cash balances, cash flows from operations, and any amounts received as a result of the sale of our bankruptcy claim against Spansion will be sufficient to satisfy our cash requirements thru fiscal year 2010, we cannot determine with certainty that, if needed, we will be able to raise additional funding through either equity or debt financing under these circumstances or on what terms such financing would be available.

We depend on a small number of key customers in the semiconductor manufacturing industry for a large portion of our revenues.

    The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and contract assemblers accounting for a substantial portion of the purchases of semiconductor equipment. Sales to the Company's five largest customers accounted for approximately 81% and 98% of its net sales in the three months ended August 31, 2009 and 2008, respectively. Four customers accounted for approximately 29%, 18%, 15% and 13% of the Company's net sales in the three months ended August 31, 2009, respectively. One customer, Spansion Inc., accounted for approximately 88% of the Company's net sales in the three months ended August 31, 2008. No other customers represented more than 10% of the Company's net sales for either fiscal 2009 or fiscal 2008.

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

    A principal element of our business strategy is to capture an increasing share of the test equipment market through sales of our FOX wafer-level test and burn-in system. The FOX system is designed to simultaneously burn-in and functionally test all of the die on a wafer. The market for the FOX systems is in the very early stages of development. Market acceptance of the FOX system is subject to a number of risks. Before a customer will incorporate the FOX system into a production line, lengthy qualification and correlation tests must be performed. We anticipate that potential customers may be reluctant to change their procedures in order to transfer burn-in and test functions to the FOX system. Initial purchases are expected to be limited to systems used for these qualifications and for engineering studies. Market acceptance of the FOX system also may be affected by a reluctance of IC manufacturers to rely on relatively small suppliers such as Aehr Test. As is common with new and complex products incorporating leading-edge technologies, we may encounter reliability, design and manufacturing issues as we begin volume production and initial installations of FOX systems at customer sites. The failure of the FOX system to achieve market acceptance would have a material adverse effect on our future operating results, long-term prospects and our stock price.

In future periods, we may rely on market acceptance for our ABTS system and we may not be able to achieve sufficient market acceptance to allow our ABTS system to be commercially viable.

    In June 2008, we announced shipment of an ABTS beta site system to Integrated Service Technology ("iST") in Taiwan. We recently booked three orders for the ABTS products, including two systems from new customers and one follow-on system order from iST. Market acceptance of the ABTS system is subject to a number of risks. In order for our ABTS system to become commercially viable, we must complete engineering development of necessary
hardware and software for various new features and applications.   In addition,
it is important that we achieve customer satisfaction and acceptance of the ABTS products. Additional customers must then be found who are willing to place orders for ABTS systems in sufficient quantities to allow it to be produced economically.

We may experience a limited burn-in system market and we depend upon continued market acceptance for our MAX system.

    We have historically derived a substantial portion of our net sales from the sale of dynamic burn-in systems. We believe that the market for burn-in systems is mature and is not expected to experience significant long-term growth in the future. In general, process control improvements in the semiconductor industry have tended to reduce burn-in times. In addition, as a given integrated circuit product generation matures and yields increase, the required burn-in time may be reduced or eliminated. Integrated circuit manufacturers, which historically have been our primary customer base, increasingly outsource test and burn-in to independent test labs, which often build their own systems. Our success depends upon the continued acceptance of our MAX burn-in products and the acceptance of our ABTS systems within these markets. There can be no assurance that the market for burn-in systems will grow, or that sales of our MAX burn-in products may decline or that sales of our ABTS products may not materialize.

Our sales cycles can be long and unpredictable, which may harm our ability to forecast demand and our future operating performance.

    Sales of our systems depend, in significant part, upon the decision of a prospective customer to increase manufacturing capacity or to restructure current manufacturing facilities, either of which typically involves a significant commitment of capital. In addition, the approval process for FOX systems sales may require lengthy qualification and correlation testing. In view of the significant investment or strategic issues that may be involved in a decision to purchase FOX systems, we may experience delays following initial qualification of our systems as a result of delays in a customer's approval process. For these reasons, our systems typically have a lengthy sales cycle during which we may expend substantial funds and management effort in securing a sale. Lengthy sales cycles subject us to a number of significant risks, including inventory obsolescence and fluctuations in operating results, over which we have little or no control. The loss of individual orders due to the lengthy sales and evaluation cycle, or delays in the sale of even a limited number of systems impairs our ability to plan future operating levels and could have a material adverse effect on our business, operating results and financial condition and, in particular, could contribute to significant fluctuations in operating results on a quarterly basis.

Our business may suffer due to risks associated with international sales and operations.

    Approximately 72% and 61% of our net sales for fiscal 2009 and 2008, respectively, were attributable to sales to customers for delivery outside of the United States. We operate sales, service and limited manufacturing organizations in Japan and Germany and a sales and support organization in Taiwan. We expect that sales of products for delivery outside of the United States will continue to represent a substantial portion of our future revenues. Our future performance will depend, in significant part, upon our ability to continue to compete in foreign markets which in turn will depend, in part, upon a continuation of current trade relations between the United States and foreign countries in which semiconductor manufacturers or assemblers have operations.
A change toward more protectionist trade legislation in either the United States or such foreign countries, such as a change in the current tariff structures, export compliance or other trade policies, could adversely affect our ability to sell our products in foreign markets. In addition, we are subject to other risks associated with doing business internationally, including longer receivable collection periods and greater difficulty in accounts receivable collection, the burden of complying with a variety of foreign laws, difficulty in staffing and managing global operations, risks of civil disturbance or other events which may limit or disrupt markets, international exchange restrictions, changing political conditions and monetary policies of foreign governments.

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

    As is common with new and complex products incorporating leading-edge technologies, we have encountered reliability, design and manufacturing issues as we began volume production and initial installations of certain products at customer sites. Certain of these issues in the past have been related to components and subsystems supplied to us by third parties who have in some cases limited the ability of us to address such issues promptly. This process in the past required and in the future is likely to require us to incur un-reimbursed engineering expenses and to experience larger than anticipated warranty claims which could result in product returns. In the early stages of product development there can be no assurance that we will discover any reliability, design and manufacturing issues or, that if such issues arise, that they can be resolved to the customers' satisfaction or that the resolution of such problems will not cause us to incur significant development costs or warranty expenses or to lose significant sales opportunities.

Future changes in semiconductor technologies may make our products obsolete.

    Future improvements in semiconductor design and manufacturing technology may reduce or eliminate the need for our products. For example, improvements in built-in self-test ("BIST") technology, and improvements in conventional test systems, such as reduced cost or increased throughput, may significantly reduce or eliminate the market for one or more of our products. If we are not able to improve our products or develop new products or technologies quickly enough to maintain a competitive position in our markets, we may not be able to grow our business.

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

Our stock price may fall below $1 per share for 30 consecutive days or our shareholders' equity may fall below $10 million, which could cause our stock to be delisted from NASDAQ.

     Pursuant to the requirements of NASDAQ, if a company's stock price is below $1 per share for 30 consecutive trading days (the "Bid Price Rule") or if its shareholders' equity falls below $10 million, NASDAQ will notify the company that it is no longer in compliance with the NASDAQ listing qualifications. The company will then have 180 calendar days to become compliant. Thereafter, companies listed on the NASDAQ Global Market can receive an additional 180-day compliance period by transferring to the NASDAQ Capital Market if they meet all initial listing requirements of the NASDAQ Capital Market, except for the Bid Price Rule. On September 18, 2009, we received notice from NASDAQ that the Company was no longer in compliance with the Bid Price Rule. The Company regained compliance on September 30, 2009. However, if our stock price again falls below the threshold required or our shareholders equity falls below $10 million, it is possible that our stock could be delisted from the NASDAQ Global Market.

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

    Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we must include in our Annual Report on Form 10-K a report of management on the effectiveness of our internal control over financial reporting. If we fail to maintain effective internal control over financial reporting, or management does not timely assess the adequacy of such internal control, or our independent registered public accounting firm does not timely deliver an unqualified opinion as to the effectiveness of our internal controls, we could be subject to regulatory sanctions and the public's perception may decline. Our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting at the end of fiscal 2011.


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

                                                 Aehr Test Systems
                                                    (Registrant)

Date:     October 14, 2009               /s/    RHEA J. POSEDEL
                                        ----------------------------------
                                                  Rhea J. Posedel
                                            Chief Executive Officer and
                                        Chairman of the Board of Directors


Date:     October 14, 2009                /s/    GARY L. LARSON
                                         --------------------------------
                                                 Gary L. Larson
                                           Vice President of Finance and
                                              Chief Financial Officer

                                 AEHR TEST SYSTEMS
                                 INDEX TO EXHIBITS


Exhibit No.     Description
----------      -----------------------------------------------------------

  3.1(1)        Restated Articles of Incorporation of the Company.

  3.2(2)        Amended and Restated Bylaws of the Company.

  10.1 Purchase and Sale Agreement between the Company and Fulcrum Credit Partners LLC dated August 31, 2009.

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

----------------

(1) Incorporated by reference to the same-numbered exhibit previously filed with the Company's Registration Statement on Form S-1 filed June 11, 1997 (File No. 333-28987).

(2) Incorporated by reference to the same-numbered exhibit previously filed with the Company's Quarterly Report on Form 10-Q filed April 13, 2009 (File No. 000-22893).