Form 10-Q
period 2009-11-30
AEHR TEST SYSTEMS
filed 2010-01-13
CIK 1040470

                                    FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 2009.

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
                                 Yes            No
                                     ---           ---

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer                    Accelerated filer
                        ---                                   ---
Non-accelerated filer                      Smaller reporting company  X
                      ---                                            ---
(Do not check if a smaller reporting company)



     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 YES          NO   X
                                      ---         ---


     Number of shares of common stock, $0.01 par value, outstanding at December 31, 2009 was 8,601,943.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED NOVEMBER 30, 2009

                                     INDEX



PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
               November 30, 2009 and May 31, 2009 . . . . . . . . . . .   4

          Condensed Consolidated Statements of Operations for the three
               months and six months ended November 30, 2009 and 2008 .   5

          Condensed Consolidated Statements of Cash Flows for the
               six months ended November 30, 2009 and 2008. . . . . . .   6

          Notes to Condensed Consolidated Financial Statements. . . . .   7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations. . . . . . . . . . . . . . . .  16

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risks. .  22

ITEM 4.  Controls and Procedures. . . . . . . . . . . . . . . . . . . .  22


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . .  23

ITEM 1A. Risk Factors   . . . . . . . . . . . . . . . . . . . . . . . .  23

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds. .  30

ITEM 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . .  30

ITEM 4.  Submission of Matters to a Vote of Security Holders  . . . . .  31

ITEM 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . .  31

ITEM 6.  Exhibits   . . . . . . . . . . . . . . . . . . . . . . . . . .  32

SIGNATURE PAGE  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32

Index to Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . .  33

                        PART I.  FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


                             AEHR TEST SYSTEMS
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                   (in thousands, except per share data)
                                 (unaudited)

                                                  November 30,    May 31,
                                                      2009         2009
                                                  -----------  -----------
                                                                    (1)
                        ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . .     $ 5,052      $ 4,360
  Accounts receivable, net of allowances for
    doubtful accounts of $2,718 and $13,741 at
    November 30, 2009 and May 31, 2009,
    respectively  . . . . . . . . . . . . . . . .         971          931
  Inventories . . . . . . . . . . . . . . . . . .       3,950        4,472
  Prepaid expenses and other. . . . . . . . . . .         628          879
                                                  -----------  -----------
    Total current assets  . . . . . . . . . . . .      10,601       10,642

Property and equipment, net . . . . . . . . . . .       2,446        2,741
Other assets. . . . . . . . . . . . . . . . . . .         534          528
                                                  -----------  -----------
    Total assets  . . . . . . . . . . . . . . . .     $13,581      $13,911
                                                  ===========  ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . .     $   366      $   995
  Accrued expenses. . . . . . . . . . . . . . . .       1,728        2,107
  Deferred revenue. . . . . . . . . . . . . . . .         872          241
                                                  -----------  -----------
    Total current liabilities . . . . . . . . . .       2,966        3,343

Income tax payable. . . . . . . . . . . . . . . .         299          299
Deferred lease commitment . . . . . . . . . . . .         294          306
                                                  -----------  -----------
    Total liabilities . . . . . . . . . . . . . .       3,559        3,948
                                                  -----------  -----------

Shareholders' equity:
  Common stock, $0.01 par value:
    Issued and outstanding: 8,598 shares and
    8,496 shares at November 30, 2009 and
    May 31, 2009, respectively. . . . . . . . . .          86           85
  Additional paid-in capital. . . . . . . . . . .      45,734       44,552
  Accumulated other comprehensive income. . . . .       2,873        2,800
  Accumulated deficit . . . . . . . . . . . . . .     (38,671)     (37,474)
                                                  -----------  -----------
    Total shareholders' equity  . . . . . . . . .      10,022        9,963
                                                  -----------  -----------
    Total liabilities and shareholders' equity. .     $13,581      $13,911
                                                  ===========  ===========

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

                              AEHR TEST SYSTEMS
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                          Three Months Ended      Six Months Ended
                                               November 30,          November 30,
                                          ------------------     ------------------
                                            2009       2008        2009       2008
                                          -------    -------     -------    -------

Net sales. . . . . . . . . . . . . . .     $1,646     $9,242     $ 2,914    $18,932
Cost of sales. . . . . . . . . . . . .      1,297      4,650       2,622      9,422
                                          -------    -------     -------    -------
Gross profit . . . . . . . . . . . . .        349      4,592         292      9,510
                                          -------    -------     -------    -------
Operating expenses:
  Selling, general and administrative.      1,623      1,830       2,936      3,915
  Research and development . . . . . .      1,077      1,577       2,019      3,055
  Gain on sale of bankruptcy claim . .         --         --      (3,289)        --
                                          -------    -------     -------    -------
      Total operating expenses . . . .      2,700      3,407       1,666      6,970
                                          -------    -------     -------    -------
(Loss) income from operations. . . . .     (2,351)     1,185      (1,374)     2,540

Interest income  . . . . . . . . . . .          2         47           3        110
Other income, net. . . . . . . . . . .         26        384          12        377
                                          -------    -------     -------    -------
(Loss) income before income tax
  (benefit) expense. . . . . . . . . .     (2,323)     1,616      (1,359)     3,027

Income tax (benefit) expense . . . . .       (165)       744        (162)     1,290
                                          -------    -------     -------    -------
Net (loss) income. . . . . . . . . . .    $(2,158)    $  872     $(1,197)   $ 1,737
                                          =======    =======     =======    =======

Net (loss) income per share - basic. .    $ (0.25)    $ 0.10     $ (0.14)   $  0.21
Net (loss) income per share - diluted.    $ (0.25)    $ 0.10     $ (0.14)   $  0.20

Shares used in per share calculations:
  Basic. . . . . . . . . . . . . . . .      8,526      8,426       8,504      8,411
  Diluted. . . . . . . . . . . . . . .      8,526      8,447       8,504      8,600




               The accompanying notes are an integral part of these
                   condensed consolidated financial statements.

                                 AEHR TEST SYSTEMS
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)
                                    (unaudited)

                                                       Six Months Ended
                                                          November 30,
                                                     ---------------------
                                                        2009        2008
                                                     ---------   ---------
Cash flows from operating activities:
  Net (loss) income.............................       $(1,197)    $ 1,737
  Adjustments to reconcile net (loss) income to
    net cash provided by (used in) operating
    activities:
    Stock compensation expense..................         1,085         616
    Provision for doubtful accounts.............            --          55
    Depreciation and amortization...............           358         233
    Deferred income taxes.......................            --         997
    Changes in operating assets and liabilities:
      Accounts receivable.......................           181      (3,875)
      Inventories...............................           523        (283)
      Deferred lease commitment.................           (12)         46
      Accounts payable..........................        (1,156)       (757)
      Income tax payable........................            44           4
      Accrued expenses and deferred revenue.....           238        (850)
      Prepaid expenses and other................           287        (168)
                                                     ---------   ---------
        Net cash provided by (used in)
          operating activities..................           351      (2,245)
                                                     ---------   ---------
Cash flows from investing activities:

    Purchase of investments.....................            --      (2,000)
    Purchase of property and equipment..........           (54)       (246)
                                                     ---------   ---------
        Net cash used in
          investing activities..................           (54)     (2,246)
                                                     ---------   ---------
Cash flows from financing activities:
    Proceeds from issuance of common stock
      and exercise of stock options.............            98         450
                                                     ---------   ---------
        Net cash provided by
          financing activities..................            98         450
                                                     ---------   ---------

Effect of exchange rates on cash................           297         120
                                                     ---------   ---------
        Net increase (decrease) in cash and
          cash equivalents......................           692      (3,921)

Cash and cash equivalents, beginning of period..         4,360      15,648
                                                     ---------   ---------
Cash and cash equivalents, end of period........       $ 5,052     $11,727
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

2.  STOCK-BASED COMPENSATION

    Stock-based compensation expense consists of expenses for stock options and employee stock purchase plan ("ESPP") shares. Stock-based compensation cost is measured at each grant date, based on the fair value of the award using an option-pricing model, and is recognized as expense over the employee's requisite service period. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. The Company's employee stock options have characteristics significantly different from those of publicly traded options. All of the Company's stock compensation is accounted for as an equity instrument. See Notes 8 and 9 in the Company's Annual Report on Form 10-K for fiscal 2009 filed on September 2, 2009 for further information regarding the stock option plan and the ESPP.

    The following table summarizes compensation costs related to the Company's stock-based compensation for the three and six months ended November 30, 2009 and 2008, respectively (in thousands, except per share data):


                                              Three Months Ended  Six Months Ended
                                                 November 30,       November 30,
                                              ------------------ ------------------
                                                2009      2008      2009      2008
                                              --------  -------- --------  --------
Stock-based compensation in the form of employee
  stock options and ESPP shares, included in:

Cost of sales  . . . . . . . . . . . . . . .      $118      $ 42     $169      $ 81
Selling, general and administrative  . . . .       437       178      588       333
Research and development . . . . . . . . . .       225       110      328       202
                                              --------  -------- --------  --------
Total stock-based compensation . . . . . . .       780       330    1,085       616
Tax effect on stock-based compensation . . .        --      (132)      --      (255)
                                              --------  -------- --------  --------
Total stock-based compensation, net of tax .      $780      $198   $1,085      $361
                                              ========  ======== ========  ========


    As of November 30, 2009, none of the stock-based compensation costs were capitalized as part of inventory. As of November 30, 2008, stock-based compensation costs of $56,000 were capitalized as part of inventory.

    During the three months ended November 30, 2009 and 2008, the Company recorded stock-based compensation related to stock options of $737,000 and $284,000, respectively. During the six months ended November 30, 2009 and 2008, the Company recorded stock-based compensation related to stock options of $1,020,000 and $535,000, respectively.

    In the second quarter of fiscal 2010, the seven officers of the Company elected to forfeit certain stock options previously granted. The forfeiture of these options resulted in the immediate recognition of the unamortized portion of stock compensation expense of $465,000.

    As of November 30, 2009, the total unrecognized stock-based compensation cost related to unvested stock-based awards under the Company's 1996 Stock Option Plan and 2006 Equity Incentive Plan was approximately $1,685,000, which is net of estimated forfeitures of $4,000. This cost will be amortized over the remaining service period of the underlying options. The weighted average period is approximately 2.9 years.

    During the three months ended November 30, 2009 and 2008, the Company recorded stock-based compensation related to the ESPP of $43,000 and $46,000, respectively. During the six months ended November 30, 2009 and 2008, the Company recorded stock-based compensation related to the ESPP of $65,000 and $81,000, respectively.

    As of November 30, 2009, the total compensation cost related to options to purchase the Company's common stock under the ESPP but not yet recognized was approximately $71,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 1.2 years.

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

    Fair Value. The fair values of the Company's stock options granted to employees for the three and six months ended November 30, 2009 and 2008 were estimated using the following weighted average assumptions in the Black-Scholes option valuation model.

                                             Three months ended   Six Months Ended
                                                 November 30,        November 30,
                                             ------------------   -----------------
                                               2009       2008      2009      2008
                                             -------    -------   -------   -------
Option Plan Shares
Expected Term (in years)....................       5          5         5         5
Volatility..................................    0.79       0.76      0.78      0.74
Expected Dividend...........................   $0.00      $0.00     $0.00     $0.00
Risk-free Interest Rates....................   2.41%      2.51%     2.53%     3.00%
Estimated Forfeiture Rate...................   0.25%      2.00%     0.25%     2.00%
Weighted Average Grant Date Fair Value......   $0.92      $1.43     $0.56     $3.71


    The fair values of the ESPP shares for the three and six months ended November 30, 2009 and 2008, respectively, were estimated using the following weighted-average assumptions:

                                           Three months ended    Six Months Ended
                                               November 30,        November 30,
                                           -------------------  ------------------
                                              2009      2008      2009      2008
                                           --------- ---------  -------- ---------
Employee Stock Purchase Plan Shares
Expected Term (in years)..................  0.5-2.0   0.5-2.0    0.5-2.0   0.5-2.0
Volatility................................ 0.90-1.01 0.64-0.88  0.79-1.08 0.62-0.88
Expected Dividend.........................   $0.00     $0.00      $0.00     $0.00
Risk-free Interest Rates.................. 0.2%-0.9% 1.2%-1.6%  0.2%-0.9% 1.2%-2.6%
Estimated Forfeiture Rate.................      0%        0%         0%       0%
Weighted Average Grant Date Fair Value....   $0.62     $1.47      $0.63    $1.72


    The following table summarizes the stock option transactions during the three and six months ended November 30, 2009 (in thousands, except per share data):

                                            Outstanding Options
                                --------------------------------------------
                                                        Weighted
                                              Number    Average    Aggregate
                                 Available      of      Exercise   Intrinsic
                                  Shares      Shares      Price      Value
                                ----------   --------  ---------  ----------
Balances, May 31, 2009........         536      1,636      $5.37        $ --
  Options granted.............        (534)       534      $0.85
  Options terminated..........         102       (102)     $4.39
                                ----------   --------
Balances, August 31, 2009...           104      2,068      $4.25        $ --

  Additional shares reserved..         800         --
  Options granted.............         (25)        25      $1.42
  Options terminated..........         125       (125)     $9.54
  Options exercised...........          --         (3)     $0.85
                                ----------   --------
Balances, November 30, 2009...       1,004      1,965      $3.88        $348
                                ==========   ========

Options exercisable and expected to be
  exercisable at November 30, 2009              1,926      $3.88        $341
                                             ========


    The options outstanding and exercisable at November 30, 2009 were in the following exercise price ranges (in thousands, except per share data):

                     Options Outstanding              Options Exercisable
                     at November 30, 2009               at November 30, 2009
            --------------------------------  --------------------------------------
                        Weighted                               Weighted
                        Average     Weighted  Number  Weighted Average
 Range of     Number    Remaining   Average   Exer-   Average  Remaining   Aggregate
 Exercise   Outstanding Contractual Exercise  cisable Exercise Contractual Intrinsic
  Prices      Shares    Life(Years)  Price    Shares   Price   Life (Years)  Value
----------- ----------- ----------- --------  ------- -------- ----------- ---------
$0.85-$3.63       1,187     3.59       $1.88      575    $2.53        2.71
$3.66-$3.99          86     1.91       $3.83       85    $3.83        1.90
$4.35-$4.51          12     1.49       $4.38       12    $4.38        1.49
$5.91-$7.00         384     2.48       $6.12      243    $6.11        2.40
$7.28-$9.94         296     3.49       $8.98      181    $8.68        3.48
            -----------                       -------
$0.85-$9.94       1,965     3.27       $3.88    1,096    $4.46        2.69      $75
            ===========                       =======

    The weighted average remaining contractual life of the options exercisable and expected to be exercisable at November 30, 2009 was 3.3 years.

    Options to purchase 1,096,000 and 874,000 shares were exercisable at November 30, 2009 and 2008, respectively. These exercisable options had weighted average exercise prices of $4.46 and $4.72 as of November 30, 2009 and 2008, respectively.

3.  EARNINGS PER SHARE

    Earnings per share is computed based on the weighted average number of common and common equivalent shares (common stock options and ESPP shares) outstanding, when dilutive, during each period using the treasury stock method.

                                            Three Months Ended     Six Months Ended
                                               November 30,           November 30,
                                            ---------  -------   --------  --------
                                               2009      2008      2009      2008
                                            --------   -------   --------  --------
                                            (in thousands, except per share amounts)

Numerator: Net (loss) income ..............  $(2,158)   $  872    $(1,197)   $1,737
                                            --------   -------   --------  --------
Denominator for basic net (loss) income
  per share:
  Weighted-average shares outstanding .....    8,526     8,426      8,504     8,411
                                            --------   -------   --------  --------
Shares used in basic net (loss) income per
  share calculation........................    8,526     8,426      8,504     8,411

Effect of dilutive securities..............       --        21         --       189
                                            --------   -------   --------  --------
Denominator for diluted net (loss) income
    per share..............................    8,526     8,447      8,504     8,600
                                            --------   -------   --------  --------

Basic net (loss) income per share..........   $(0.25)   $ 0.10     $(0.14)   $ 0.21
                                            ========   =======   ========  ========
Diluted net (loss) income per share........   $(0.25)   $ 0.10     $(0.14)   $ 0.20
                                            ========   =======   ========  ========


    Stock options to purchase 1,965,000 shares of common stock were outstanding on November 30, 2009, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive. Stock options to purchase 1,272,000 shares of common stock were outstanding on November 30, 2008, but not included in the computation of diluted net income per share, because the inclusion of such shares would be anti-dilutive.

4.  CASH EQUIVALENTS AND INVESTMENTS

    On June 1, 2008, the Company adopted authoritative guidance for fair value measurements and the fair value option for financial assets and liabilities. This authoritative guidance defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements.

    In the first quarter of fiscal 2010, the Company adopted revised accounting guidance for the fair value measurement and disclosure for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

    The guidance establishes a fair value hierarchy that is intended to increase the consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity's pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

Level 1 - instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.

Level 2 - instrument valuations are obtained from readily-available pricing sources for comparable instruments.

Level 3 - instrument valuations are obtained without observable market values and require a high level of judgment to determine the fair value.

    The following table summarizes the Company's assets and liabilities measured at fair value on a recurring basis as of November 30, 2009 (in thousands):


                                    Balance as of
                                  November 30, 2009     Level 1     Level 2
                                  -----------------   ----------  ----------

Money market funds..............             $3,151       $3,151        $ --
                                  -----------------   ----------  ----------
Assets..........................             $3,151       $3,151        $ --
                                  =================   ==========  ==========
Liabilities.....................             $   --       $   --        $ --
                                  =================   ==========  ==========

    As of November 30, 2009, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

    The Company invests in debt and equity of private companies as part of its business strategy. These investments are carried at cost and are included in "Other Assets" in the consolidated balance sheets. If the Company determines that an other-than-temporary decline exists in the fair value of an investment, the Company writes down the investment to its fair value and records the related write-down as an investment loss in "Other Income (Expense)" in its consolidated statements of operations. At November 30, 2009 and May 31, 2009, the carrying value of the strategic investments was $384,000.

5.  INVENTORIES

    Inventories are comprised of the following (in thousands):

                                           November 30,    May 31,
                                               2009         2009
                                           -----------   ----------

Raw materials and sub-assemblies........       $1,060       $1,416
Work in process.........................        2,168        2,509
Finished goods..........................          722          547
                                           ----------   ----------
                                               $3,950       $4,472
                                           ==========   ==========

6.  SEGMENT INFORMATION

    The Company operates in one reportable segment: the design, manufacture and marketing of advanced test and burn-in products to the semiconductor manufacturing industry.

    The following presents information about the Company's operations in different geographic areas (in thousands):

                                            United
                                            States     Asia     Europe      Total
                                          --------- --------- ---------  ---------
Three months ended November 30, 2009:
  Net sales...........................       $1,493       $31      $122     $1,646
  Property and equipment, net.........        2,329        88        29      2,446

Six months ended November 30, 2009:
  Net sales...........................       $2,561      $108      $245     $2,914
  Property and equipment, net.........        2,329        88        29      2,446

Three months ended November 30, 2008:
  Net sales...........................       $8,527      $601      $114     $9,242
  Property and equipment, net.........        2,205        75        12      2,292

Six months ended November 30, 2008:
  Net sales...........................      $15,673    $3,116      $143    $18,932
  Property and equipment, net.........        2,205        75        12      2,292


    The Company's foreign operations are primarily those of its Japanese and German subsidiaries. Substantially all of the sales of the subsidiaries are made to unaffiliated Japanese or European customers. Net sales from outside the United States include the operating results of Aehr Test Systems Japan K.K. and Aehr Test Systems GmbH.

    Sales to the Company's five largest customers accounted for approximately 87% and 73% of its net sales in the three and six months ended November 30, 2009, respectively. Four customers accounted for approximately 31%, 18%, 16% and 14% of the Company's net sales in the three months ended November 30, 2009. Four customers accounted for approximately 20%, 18%, 16% and 10% of the Company's net sales in the six months ended November 30, 2009. Sales to the Company's five largest customers accounted for approximately 99% and 97% of its net sales in the three and six months ended November 30, 2008, respectively. One customer, Spansion Inc. ("Spansion"), accounted for approximately 93% and 91% of the Company's net sales in the three and six months ended November 30, 2008. No other customers represented more than 10% of the Company's net sales for either fiscal 2010 or fiscal 2009.

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

    Following is a summary of changes in the Company's liability for product warranties during the three and six months ended November 30, 2009 and 2008 (in thousands):

                                            Three Months Ended    Six Months Ended
                                               November 30,          November 30,
                                            ------------------    ----------------
                                               2009      2008       2009     2008
                                            --------  --------    -------  -------
Balance at the beginning of the period....     $285      $428       $314     $387

Accruals for warranties issued
  during the period.......................       12        81         40      298
Reversals of warranties issued
  during the period.......................      (28)       --        (28)      --
Settlement made during the period
  (in cash or in kind)....................      (39)     (248)       (96)    (424)
                                            --------   -------    -------  -------
Balance at the end of the period..........     $230      $261       $230     $261
                                            ========   =======    =======  =======

    The accrued warranty balance is included in accrued expenses on the accompanying condensed consolidated balance sheets.

8.  GAIN ON SALE OF BANKRUPTCY CLAIM

    Spansion, the Company's largest customer in fiscal 2009, filed for bankruptcy in Japan in February 2009 and in the United States in March 2009. The Company has filed a claim in the Spansion U.S. bankruptcy action. In the first quarter of fiscal 2010, the Company sold $11.4 million of its bankruptcy claim to a third party for net proceeds of approximately $3.3 million and recorded the amount in income from operations. The Company has a remaining balance of its Spansion U.S. bankruptcy claim which consists of accounts receivable previously reserved and cancellation charges for goods and services ordered.

9.  OTHER COMPREHENSIVE (LOSS) INCOME

    Other comprehensive (loss) income, net of tax is comprised of the following (in thousands):

                                            Three Months Ended    Six Months Ended
                                               November 30,          November 30,
                                            ------------------   ------------------
                                              2009       2008       2009      2008
                                            -------    -------   --------   -------

Net (loss) income.......................    $(2,158)    $  872    $(1,197)   $1,737
Foreign currency translation adjustments         55        409         73       189
Unrealized holding gains arising
  during period.........................         --          2         --         3
                                            -------    -------   --------   -------
Comprehensive (loss) income.............    $(2,103)    $1,283    $(1,124)   $1,929
                                            =======    =======   ========   =======

10.  INCOME TAXES

    The Company accounts for uncertain tax positions consistent with authoritative guidance. The guidance prescribes a "more likely than not" recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company does not expect any material change in its unrecognized tax benefits over the next twelve months. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income taxes.

    For the three and six months ended November 30, 2009, the Company had recorded tax benefits of $165,000 and $162,000, respectively. For the three and six months ended November 30, 2008, the Company had recorded tax expenses of $744,000 and $1,290,000, respectively.

    Although the Company files U.S. federal, various state, and foreign tax returns, the Company's only major tax jurisdictions are the United States,

California, Germany and Japan. Tax years 1993 - 2009 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

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

    As of November 30, 2009, out of the 2,970,000 shares authorized for grant under the 1996 Stock Option Plan and 2006 Equity Incentive Plan, approximately 1,965,000 shares are outstanding. As of November 30, 2009, 157,000 shares had been issued from the 450,000 shares authorized for grant under the 2006 Employee Stock Purchase Plan.

12.  RECENT ACCOUNTING PRONOUNCEMENTS

    In May 2009, the Financial Accounting Standards Board ("FASB") issued guidance which establishes the accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. The guidance was effective with the beginning of the Company's first quarter of fiscal 2010 and did not have a material impact on its consolidated financial statements.

    In October 2009, the FASB issued authoritative guidance for revenue recognition with multiple deliverables. This authoritative guidance defines the criteria for identifying individual deliverables in a multiple-element arrangement and the manner in which revenues are allocated to individual deliverables. In absence of vendor-specific objective evidence ("VSOE") or other third party evidence ("TPE") of the selling price for the deliverables in a multiple-element arrangement, guidance requires companies to use an estimated selling price ("ESP") for the individual deliverables. Companies shall apply the relative-selling price model for allocating an arrangement's total consideration to its individual elements. Under this model, the ESP is used for both the delivered and undelivered elements that do not have VSOE or TPE of the selling price. This guidance is effective for fiscal years beginning on or after June 15, 2010, and will be applied prospectively to revenue arrangements entered into or materially modified after the effective date. Since the Company will apply the requirements of this EITF on a prospective basis, the Company is currently unable to evaluate its effect on the Company's consolidated financial statements.

    In October 2009, the FASB issued authoritative guidance for the accounting for certain revenue arrangements that include software elements. This authoritative guidance amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. Since the

Company will apply the requirements of this authoritative guidance on a prospective basis, the Company is currently unable to evaluate its effect on the Company's consolidated financial statements.

13.  SUBSEQUENT EVENTS THROUGH JANUARY 13, 2010

     In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through January 13, 2010, the date the financial statements were issued.


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

    In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report, including those made by the management of Aehr, other than statements of historical fact, are forward-looking statements. These statements typically may be identified by the use of forward-looking words or phrases such as "believe," "expect," "intend," "anticipate," "should," "planned," "estimated," and "potential," among others and include, but are not limited to, statements concerning our expectations regarding our operations, business, strategies, prospects, revenues, expenses, costs and resources. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated results or other expectations reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and other factors beyond our control, and in particular, the risks discussed in "Part II, Item 1A. Risk Factors" and those discussed in other documents we file with the Securities and Exchange Commission. All forward-looking statements included in this document are based on our current expectations, and we undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

    Global demand for semiconductor equipment has been negatively impacted by the current global economic environment. As a result, in the second half of fiscal 2009 we experienced a significant decline in sales. In fiscal 2009, our financial results reflected the impact of the bankruptcy filing of our largest customer, Spansion. Due to the bankruptcy filing and the current weak market for the Company's products, we recorded a $13.7 million provision for bad debts, a $7.2 million provision for excess and obsolete inventory, a $4.9 million increase in the valuation allowance against the Company's deferred tax assets, a $0.3 million charge related to cancellation costs, a $0.3 million goodwill impairment charge and $0.4 million in severance charges. During the first quarter of fiscal 2010, the Company sold a portion of its bankruptcy claim to a third party for net proceeds of approximately $3.3 million and recorded the amount in income from operations. The Company has significantly reduced its headcount and initiated other expense reduction measures. The Company intends to take additional actions as necessary to maintain sufficient cash to manage through this economic downturn.

CRITICAL ACCOUNTING POLICIES

    The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, long-term service contracts, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of the critical accounting policies, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2009. We believe there have been no material changes to our critical accounting policies and estimates during the six months ended November 30, 2009 compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

RESULTS OF OPERATIONS

    The following table sets forth items in the Company's unaudited condensed consolidated statements of operation as a percentage of net sales for the periods indicated.

                                          Three Months Ended      Six Months Ended
                                             November 30,           November 30,
                                         -------------------   -------------------
                                           2009       2008       2009       2008
                                         --------   --------   --------   --------

Net sales. . . . . . . . . . . . . . . .    100.0 %    100.0 %    100.0 %    100.0 %
Cost of sales. . . . . . . . . . . . . .     78.8       50.3       90.0       49.8
                                         --------   --------   --------   --------
Gross profit . . . . . . . . . . . . . .     21.2       49.7       10.0       50.2
                                         --------   --------   --------   --------
Operating expenses:
  Selling, general and administrative. .     98.6       19.8      100.8       20.7
  Research and development . . . . . . .     65.4       17.1       69.3       16.1
  Gain on sale of bankruptcy claim . . .       --         --     (112.9)        --
                                         --------   --------   --------   --------
      Total operating expenses . . . . .    164.0       36.9       57.2       36.8
                                         --------   --------   --------   --------
(Loss) income from operations. . . . . .   (142.8)      12.8      (47.2)      13.4

Interest income. . . . . . . . . . . . .      0.1        0.5        0.1        0.6
Other income, net. . . . . . . . . . . .      1.6        4.2        0.4        2.0
                                         --------   --------   --------   --------
(Loss) income before income tax
  (benefit) expense. . . . . . . . . . .   (141.1)      17.5      (46.7)      16.0

Income tax (benefit) expense . . . . . .    (10.0)       8.1       (5.6)       6.8
                                         --------   --------   --------   --------
Net (loss) income. . . . . . . . . . . .   (131.1)%      9.4 %    (41.1)%      9.2 %
                                         ========   ========   ========   ========



THREE MONTHS ENDED NOVEMBER 30, 2009 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2008

    NET SALES. Net sales decreased to $1.6 million for the three months ended November 30, 2009 from $9.2 million for the three months ended November 30, 2008, a decrease of 82.2%. The decrease in net sales for the three months ended November 30, 2009 resulted primarily from a decrease in net sales of the Company's wafer-level products. Net sales of the Company's wafer-level products for the three months ended November 30, 2009 were $509,000, and decreased approximately $8.5 million from the three months ended November 30, 2008 due primarily to a reduction of sales to Spansion, who declared bankruptcy in the third quarter of fiscal 2009.

    GROSS PROFIT. Gross profit consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit decreased to $349,000 for the three months ended November 30, 2009 from $4.6 million for the three months ended November 30, 2008, a decrease of 92.4%. As a percentage of net sales, gross profit margin decreased to 21.2% for the three month ended November 30, 2009 from 49.7% for the three months ended November 30, 2008. The decrease in gross profit was primarily the result of the significant decline in net sales.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related costs of employees, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses of $1.6 million in the three months ended November 30, 2009 decreased from $1.8 million in the three months ended November 30, 2008, a decrease of 11.3%. The decrease in SG&A expenses was primarily due to expense reduction initiatives the Company has taken of $446,000 and a reduction of bad debt expense of $25,000. This reduction was partially offset by an increase in stock-based compensation expense of approximately $264,000 due primarily to the impact of forfeited options by the Company's officers.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses decreased to $1.1 million for the three months ended November 30, 2009 from $1.6 million for the three months ended November 30, 2008, a decrease of 31.7%. The decrease in R&D expenses was primarily due to expense reduction initiatives the Company has taken of $537,000 and a reduction of project
materials expense of $85,000.   This reduction was partially offset by an
increase in stock-based compensation expense of approximately $115,000 due primarily to the impact of forfeited options by the Company's officers.

    INTEREST INCOME. Interest income decreased to $2,000 for the three months ended November 30, 2009 from $47,000 for the three months ended November 30, 2008. The decrease in net interest income for the three months ended November 30, 2009 was primarily related to lower interest rates and lower investment balances.

    OTHER INCOME, NET. Other income, net decreased to $26,000 for the three months ended November 30, 2009 from $384,000 for the three months ended November 30, 2008. Other income in the second quarter of fiscal 2009 was primarily related to foreign exchange gains on settlement of transactions in the Company's Japan subsidiary. There were no foreign exchange gains of similar magnitude in the second quarter of fiscal 2010.

    INCOME TAX (BENEFIT) EXPENSE. Income tax benefit was $165,000 for the three months ended November 30, 2009, compared with income tax expense of $744,000 for the three months ended November 30, 2008. The income tax benefit for the three months ended November 30, 2009 was primarily attributable to the increase in the NOL carryback period from two to five years and the inclusion of alternative minimum taxes paid in the carry-back calculation. Income tax expense recognized in the second quarter of fiscal 2009 reflected a significantly higher tax rate as the Company expected to accrue tax at close to the statutory rates for the countries in which it generated income.

SIX MONTHS ENDED NOVEMBER 30, 2009 COMPARED TO SIX MONTHS ENDED NOVEMBER 30,
2008

    NET SALES. Net sales decreased to $2.9 million for the six months ended November 30, 2009 from $18.9 million for the six months ended November 30, 2008, a decrease of 84.6%. The decrease in net sales for the six months ended November 30, 2009 resulted primarily from decreases in net sales of the Company's wafer-level products. Net sales of the Company's wafer-level products for the six months ended November 30, 2009 were $542,000, and decreased approximately $16.4 million from the six months ended November 30, 2008 due primarily to a reduction of sales to Spansion, who declared bankruptcy in the third quarter of fiscal 2009.

    GROSS PROFIT. Gross profit decreased to $292,000 for the six months ended November 30, 2009 from $9.5 million for the six months ended November 30, 2008, a decrease of 96.9%. Gross profit margin decreased to 10.0% for the six months ended November 30, 2009 from 50.2% for the six months ended November 30, 2008. The decrease in gross profit margin was primarily the result of the significant decline in net sales.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses decreased to $2.9 million for the six months ended November 30, 2009 from $3.9 million for the six months ended November 30, 2008, a decrease of 25.0%. The decrease in SG&A expenses was primarily due to expense reduction initiatives the Company has taken of $999,000 and a reduction of bad debt expense of $97,000. This reduction was partially offset by an increase in stock-based compensation expense of approximately $274,000 due primarily to the impact of forfeited options by the Company's officers. As a percentage of net sales, SG&A expenses increased to 100.8% for the six months ended November 30, 2009 from 20.7% for the six months ended November 30, 2008, reflecting lower net sales.

    RESEARCH AND DEVELOPMENT. R&D expenses decreased to $2.0 million for the six months ended November 30, 2009 from $3.1 million for the six months ended November 30, 2008, a decrease of 33.9%. The decrease in R&D expenses was primarily due to expense reduction initiatives the Company has taken of
$1,038,000 and a reduction of project materials expense of $136,000.   This
reduction was partially offset by an increase in stock-based compensation expense of approximately $125,000 due primarily to the impact of forfeited options by the Company's officers. As a percentage of net sales, R&D expenses increased to 69.3% for the six months ended November 30, 2009 from 16.1% for the six months ended November 30, 2008, reflecting lower net sales.

    GAIN ON SALE OF BANKRUPTCY CLAIM. Spansion, the Company's largest customer in fiscal 2009, filed for bankruptcy in Japan in February 2009 and in the United States in March 2009. The Company has filed a claim in the Spansion U.S. bankruptcy action. In the first quarter of fiscal 2010, the Company sold a portion of its bankruptcy claim to a third party for net proceeds of approximately $3.3 million and recorded the amount in income from operations.

    INTEREST INCOME. Interest income decreased to $3,000 for the six months ended November 30, 2009 from $110,000 for the six months ended November 30, 2008, a decrease of 97.3%. The decrease in net interest income for the six months ended November 30, 2009 was primarily related to lower interest rates and lower investment balances.

    OTHER INCOME, NET. Other income, net decreased to $12,000 for the six months ended November 30, 2009 from $377,000 for the six months ended November 30, 2008. Other income for the six months ended November 30, 2008 was primarily related to foreign exchange gains on settlement of transactions in the Company's Japan subsidiary. There were no foreign exchange gains of similar magnitude for the six months ended November 30, 2009.

    INCOME TAX (BENEFIT) EXPENSE. Income tax benefit was $162,000 for the six months ended November 30, 2009, compared with income tax expense of $1.3 million for the six months ended November 30, 2008. The income tax benefit for the six months ended November 30, 2009 was related to the increase in the NOL carry-back period from two to five years and the inclusion of alternative minimum taxes paid in the carry-back calculation. Income tax expense recognized for the six months ended November 30, 2008 reflected a significantly higher tax rate as the Company expected to accrue tax at close to the statutory rates for the countries in which it generated income.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $351,000 for the six months ended November 30, 2009 and net cash used in operating activities was approximately $2.2 million for the six months ended November 30, 2008. For the six months ended November 30, 2009, net cash provided by operating activities was primarily driven by stock compensation expenses of $1.1 million, a decrease in inventories of $0.5 million, depreciation and amortization of $0.4 million, a decreases in prepaid expenses and other of $0.3 million, an increase in accrued expenses and deferred revenue of $0.2 million and a decrease in accounts receivable of $0.2 million, partially offset by net loss of $1.2 million and a decrease in accounts payable of $1.2 million. Included in net loss for the six months ended November 30, 2009 is cash received of approximately $3.3 million related to the sale of a portion of the Spansion bankruptcy claim. The decrease in inventories was primarily due to inventory charged to cost of good sold. The decrease in accounts payable was primarily due to a reduction in inventory purchases. For the six months ended November 30, 2008, net cash used in operating activities was primarily driven by an increase in accounts receivable of $3.9 million, partially offset by net income of $1.7 million. The increase in accounts receivable for the six-month period was primarily due to a delay in collection of receivables from a large multinational customer.

    Net cash used in investing activities was $54,000 for the six months ended November 30, 2009 and approximately $2.2 million for the six months ended November 30, 2008. The net cash used in investing activities during the six months ended November 30, 2009 was primarily due to purchase of property and equipment. The net cash used in investing activities during the six months ended November 30, 2008 was primarily due to $2.0 million in purchase of investments.

Financing activities provided cash of $98,000 for the six months ended November 30, 2009 and approximately $450,000 for the six months ended November 30, 2008. Net cash provided by financing activities during the six months ended November 30, 2009 and 2008 was primarily due to proceeds from issuance of common stock from the exercise of stock options and ESPP.

    As of November 30, 2009, the Company had working capital of $7.6 million. Working capital consists of cash and cash equivalents, accounts receivable, inventory and other current assets, less current liabilities.

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

    The Company anticipates that the existing cash balance together with cash flows from operations, and any amounts received as a result of the sale of the Company's bankruptcy claim against Spansion are adequate to meet its working capital and capital equipment requirements through calendar year 2010. After calendar year 2010, depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required, or if available, that such financing can be obtained on terms satisfactory to the Company.

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

    The Company had no holdings of derivative financial or commodity instruments at November 30, 2009.


Item 4.  CONTROLS AND PROCEDURES

    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-
Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

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

    In the face of the current sustained downturn in our industry and decline in our revenues, we have implemented a variety of cost controls and restructured our operations with the goal of reducing our operating costs to position ourselves to more effectively meet the needs of the currently weak market for test and burn-in equipment. During the third and fourth quarters of fiscal 2009 and the second quarter of fiscal 2010, we experienced operating losses. During the third and fourth quarters of fiscal 2009 and the first quarter of fiscal 2010, we experienced cash outflows. Our cash and cash equivalents as of November 30, 2009 were approximately $5.1 million. We took significant steps to minimize our expense levels during these periods and to increase the likelihood that we will have sufficient cash to support operations during the downturn, including reducing our headcount by more than 30%, reducing compensation for officers and other salaried employees, initiating a Company-wide shutdown for one week each month and lowering the fees paid to our Board of Directors, among other spending cuts. We will continue to explore methods to further reduce our costs which may cause us to incur additional restructuring charges in the future. However, we cannot predict the amount of such charges at this time. Should the current downturn be prolonged and if we are unable to reduce our operating expenses sufficiently, we may require additional debt or equity financing to meet working capital or capital expenditure needs. While we believe our cash balances, cash flows from operations, and any amounts received as a result of the sale of our bankruptcy claim against Spansion will be sufficient to satisfy our cash requirements thru calendar year 2010, we cannot determine with certainty that, if needed, we will be able to raise additional funding through either equity or debt financing under these circumstances or on what terms such financing would be available.

We depend on a small number of key customers in the semiconductor manufacturing industry for a large portion of our revenues.

    The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and contract assemblers accounting for a substantial portion of the purchases of semiconductor equipment. Sales to the Company's five largest customers accounted for approximately 87% and 73% of its net sales in the three and six months ended November 30, 2009, respectively. Four customers accounted for approximately 31%, 18%, 16% and 14% of the Company's net sales in the three months ended November 30, 2009, respectively. Four customers accounted for approximately 20%, 18%, 16% and 10% of the Company's net sales in the six months ended November 30, 2009. Sales to the Company's five largest customers accounted for approximately 99% and 97% of its net sales in the three and six months ended November 30, 2008, respectively. One customer, Spansion Inc., accounted for approximately 93% and 91% of the Company's net sales in the three and six months ended November 30, 2008, respectively. No other customers represented more than 10% of the Company's net sales for either fiscal 2010 or fiscal 2009.

    We expect that sales of our products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. In addition, sales to particular customers may fluctuate significantly from quarter to quarter. The loss of, or reduction or delay in an order, or orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect our business, financial condition and operating results. For example, Spansion declared bankruptcy in Japan in February 2009 and in the U.S. in March 2009, and has subsequently placed lower levels of orders with the Company, which has caused our revenues to drop dramatically and impacted the ability to collect on accounts receivables.

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

    In June 2008, we announced shipment of an ABTS beta site system to Integrated Service Technology ("iST") in Taiwan. In fiscal 2009 and 2010, we shipped four ABTS products, including two systems to new customers and two follow-on system shipments to iST. Market acceptance of the ABTS system is subject to a number of risks. In order for our ABTS system to become commercially viable, we must complete engineering development of necessary
hardware and software for various new features and applications.   In
addition, it is important that we achieve customer satisfaction and acceptance of the ABTS products. Additional customers must then be found who are willing to place orders for ABTS systems in sufficient quantities to allow it to be produced economically.

We depend upon continued market acceptance for our MAX system and we may experience a limited burn-in system market.

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

     Pursuant to the requirements of NASDAQ, if a company's stock price is below $1 per share for 30 consecutive trading days (the "Bid Price Rule") or if its shareholders' equity falls below $10 million, NASDAQ will notify the company that it is no longer in compliance with the NASDAQ listing qualifications. If a company is not in compliance with the Bid Price Rule, the company will have 180 calendar days to regain compliance. Thereafter, companies listed on the NASDAQ Global Market can receive an additional 180-day compliance period by transferring to the NASDAQ Capital Market if they meet all initial listing requirements of the NASDAQ Capital Market, except for the Bid Price Rule. On September 18, 2009, the Company received notice from NASDAQ that it was no longer in compliance with the Bid Price Rule. The Company regained compliance on September 30, 2009. However, if our stock price again falls below the threshold required or our shareholders equity falls below $10 million, it is possible that our stock could be delisted from the NASDAQ Global Market.

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

While we believe we have complied with all applicable environmental laws, our failure to do so could adversely affect our business as a result of having to pay substantial amounts in damages or fees.

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

    None.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held an Annual Meeting of Shareholders on October 27, 2009 (the "Annual Meeting"). There were issued and outstanding on September 8, 2009, the record date, 8,495,692 shares of common stock. There were present at the Annual Meeting in person and by proxy Shareholders of the Company who were holders of 7,498,928 shares of common stock entitled to vote thereat, constituting a quorum. At the Annual Meeting, the following votes were cast for the proposals indicated:

Proposal One:  Election of Directors of the Company.


      NOMINEE                VOTES FOR     VOTES WITHHELD
------------------           ---------     --------------
Rhea J. Posedel              6,710,185            788,743
Robert R. Anderson           6,681,009            817,919
William W.R. Elder           6,680,509            818,419
Mukesh Patel                 7,351,478            147,450
Mario M. Rosati              7,322,302            176,626
Howard T. Slayen             7,322,802            176,126


Proposal Two: Approve an amendment of the Company's 2006 Equity Incentive Plan to increase the number of shares reserved for issuance thereunder by an additional 800,000 shares.


              TOTAL VOTES     TOTAL VOTES     TOTAL VOTES     TOTAL BROKER
PROPOSAL          FOR           AGAINST         ABSTAIN         NON-VOTES
-----------   -----------     -----------     -----------     ------------
TWO             2,652,975         911,467          13,827        3,920,659


Proposal Three: Approve an amendment of the Company's 2006 Employee Stock Purchase Plan to increase the number of shares reserved for issuance thereunder by an additional 250,000 shares.


              TOTAL VOTES     TOTAL VOTES     TOTAL VOTES     TOTAL BROKER
PROPOSAL          FOR           AGAINST         ABSTAIN         NON-VOTES
-----------   -----------     -----------     -----------     ------------
THREE           3,327,022         236,620          14,627        3,920,659


Proposal Four: Ratify the selection of Burr, Pilger & Mayer LLP as the Company's independent registered public accounting firm for the fiscal year ending May 31, 2010.

              TOTAL VOTES     TOTAL VOTES     TOTAL VOTES     TOTAL BROKER
PROPOSAL          FOR           AGAINST         ABSTAIN         NON-VOTES
-----------   -----------     -----------     -----------     ------------
Four            7,321,765         127,868          49,295           --


Proposal Five: Approve an amendment of the Company's Restated Articles of Incorporation authorizing the Board of Directors, in its discretion, to effect a reverse stock split of the Company Common Stock pursuant to which any whole number of outstanding shares between and including two (2) and five (5) would be combined into one share of Common Stock and to concurrently decrease the authorized number of shares of Common Stock on a proportional basis.



              TOTAL VOTES     TOTAL VOTES     TOTAL VOTES     TOTAL BROKER
PROPOSAL          FOR           AGAINST         ABSTAIN         NON-VOTES
-----------   -----------     -----------     -----------     ------------
FIVE            6,132,660       1,291,020          75,248           --



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

                                                 Aehr Test Systems
                                                    (Registrant)

Date:     January 13, 2010               /s/    RHEA J. POSEDEL
                                        ----------------------------------
                                                  Rhea J. Posedel
                                            Chief Executive Officer and
                                        Chairman of the Board of Directors


Date:     January 13, 2010                /s/    GARY L. LARSON
                                         --------------------------------
                                                 Gary L. Larson
                                           Vice President of Finance and
                                              Chief Financial Officer

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