Form 10-Q
period 2010-02-28
AEHR TEST SYSTEMS
filed 2010-04-13
CIK 1040470

                                    FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 28, 2010.

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
                                 Yes           No
                                     ---          ---

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer                    Accelerated filer
                        ---                                   ---
Non-accelerated filer                      Smaller reporting company  X
                      ---                                            ---
(Do not check if a smaller reporting company)



     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes          No   X
                                      ---         ---


     Number of shares of common stock, $0.01 par value, outstanding at March 31, 2010 was 8,602,943.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED FEBRUARY 28, 2010

                                     INDEX



PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
               February 28, 2010 and May 31, 2009 . . . . . . . . . . .   4

          Condensed Consolidated Statements of Operations for the three
               months and nine months ended February 28, 2010 and 2009.   5

          Condensed Consolidated Statements of Cash Flows for the
               nine months ended February 28, 2010 and 2009 . . . . . .   6

          Notes to Condensed Consolidated Financial Statements. . . . .   7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations. . . . . . . . . . . . . . . .  16

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risks. .  22

ITEM 4.  Controls and Procedures. . . . . . . . . . . . . . . . . . . .  23


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . .  24

ITEM 1A. Risk Factors   . . . . . . . . . . . . . . . . . . . . . . . .  24

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds. .  31

ITEM 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . .  31

ITEM 4.  (Removed and Reserved) . . . . . . . . . . . . . . . . . . . .  31

ITEM 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . .  31

ITEM 6.  Exhibits   . . . . . . . . . . . . . . . . . . . . . . . . . .  31

SIGNATURE PAGE  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32

Index to Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . .  33

                        PART I.  FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


                             AEHR TEST SYSTEMS
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                   (in thousands, except per share data)
                                 (unaudited)

                                                  February 28,    May 31,
                                                      2010         2009
                                                  -----------  -----------
                                                                    (1)
                        ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . .     $ 8,673      $ 4,360
  Accounts receivable, net of allowances for
    doubtful accounts of $1,457 and $13,741 at
    February 28, 2010 and May 31, 2009,
    respectively  . . . . . . . . . . . . . . . .       1,321          931
  Inventories . . . . . . . . . . . . . . . . . .       4,035        4,472
  Prepaid expenses and other. . . . . . . . . . .         752          879
                                                  -----------  -----------
    Total current assets  . . . . . . . . . . . .      14,781       10,642

Property and equipment, net . . . . . . . . . . .       1,654        2,741
Other assets. . . . . . . . . . . . . . . . . . .         532          528
                                                  -----------  -----------
    Total assets  . . . . . . . . . . . . . . . .     $16,967      $13,911
                                                  ===========  ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . .     $   528      $   995
  Accrued expenses. . . . . . . . . . . . . . . .       1,615        2,107
  Deferred revenue. . . . . . . . . . . . . . . .       2,448          241
                                                  -----------  -----------
    Total current liabilities . . . . . . . . . .       4,591        3,343

Income tax payable. . . . . . . . . . . . . . . .         302          299
Deferred lease commitment . . . . . . . . . . . .         287          306
                                                  -----------  -----------
    Total liabilities . . . . . . . . . . . . . .       5,180        3,948
                                                  -----------  -----------

Shareholders' equity:
  Common stock, $0.01 par value:
    Issued and outstanding: 8,602 shares and
    8,496 shares at February 28, 2010 and
    May 31, 2009, respectively. . . . . . . . . .          86           85
  Additional paid-in capital. . . . . . . . . . .      46,059       44,552
  Accumulated other comprehensive income. . . . .       2,778        2,800
  Accumulated deficit . . . . . . . . . . . . . .     (37,136)     (37,474)
                                                  -----------  -----------
    Total shareholders' equity  . . . . . . . . .      11,787        9,963
                                                  -----------  -----------
    Total liabilities and shareholders' equity. .     $16,967      $13,911
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

                              AEHR TEST SYSTEMS
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                          Three Months Ended      Nine Months Ended
                                               February 28,          February 28,
                                          ------------------     ------------------
                                            2010      2009         2010      2009
                                          -------   --------     -------   --------
Net sales:
  Product sales. . . . . . . . . . . .     $2,453     $1,235      $5,367    $20,167
  Cancellation charges . . . . . . . .      2,740         --       2,740         --
                                          -------   --------     -------   --------
      Total net sales. . . . . . . . .      5,193      1,235       8,107     20,167
Cost of sales. . . . . . . . . . . . .      1,178      8,049       3,800     17,471
                                          -------   --------     -------   --------
Gross profit (loss). . . . . . . . . .      4,015     (6,814)      4,307      2,696
                                          -------   --------     -------   --------
Operating expenses:
  Selling, general and administrative.      1,664     15,328       4,600     19,243
  Research and development . . . . . .      1,451      1,596       3,470      4,651
  Impairment of goodwill . . . . . . .         --        274          --        274
  Gain on sale of bankruptcy claim . .       (584)        --      (3,873)        --
                                          -------   --------     -------   --------
      Total operating expenses . . . .      2,531     17,198       4,197     24,168
                                          -------   --------     -------   --------
Income (loss) from operations. . . . .      1,484    (24,012)        110    (21,472)

Interest income  . . . . . . . . . . .          1         26           4        136
Other income, net. . . . . . . . . . .         55          7          67        384
                                          -------   --------     -------   --------
Income (loss) before income tax
  expense (benefit). . . . . . . . . .      1,540    (23,979)        181    (20,952)

Income tax expense (benefit) . . . . .          5      3,701        (157)     4,991
                                          -------   --------     -------   --------
Net income (loss). . . . . . . . . . .     $1,535   $(27,680)     $  338   $(25,943)
                                          =======   ========     =======   ========


Net income (loss) per share - basic. .      $0.18     $(3.28)      $0.04     $(3.08)
Net income (loss) per share - diluted.      $0.18     $(3.28)      $0.04     $(3.08)

Shares used in per share calculations:
  Basic. . . . . . . . . . . . . . . .      8,601      8,450       8,541      8,424
  Diluted. . . . . . . . . . . . . . .      8,759      8,450       8,594      8,424


               The accompanying notes are an integral part of these
                   condensed consolidated financial statements.

                                 AEHR TEST SYSTEMS
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)
                                    (unaudited)

                                                       Nine Months Ended
                                                          February 28,
                                                     ---------------------
                                                        2010        2009
                                                     ---------   ---------
Cash flows from operating activities:
  Net income (loss).............................       $   338    $(25,943)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
    activities:
    Stock compensation expense..................         1,408         947
    Provision for doubtful accounts.............            (4)     13,573
    Loss on disposal of assets..................           151          --
    Impairment of goodwill......................            --         274
    Depreciation and amortization...............           537         396
    Deferred income taxes.......................            --       4,943
    Changes in operating assets and liabilities:
      Accounts receivable.......................          (287)     (3,647)
      Inventories...............................           439       3,950
      Deferred lease commitment.................           (19)         40
      Accounts payable..........................          (798)     (1,278)
      Income tax payable........................            39          23
      Accrued expenses and deferred revenue.....         1,992      (1,089)
      Prepaid expenses and other................           292        (488)
                                                     ---------   ---------
        Net cash provided by (used in)
          operating activities..................         4,088      (8,299)
                                                     ---------   ---------
Cash flows from investing activities:

    Purchases of property and equipment.........           (65)       (578)
                                                     ---------   ---------
        Net cash used in
          investing activities..................           (65)       (578)
                                                     ---------   ---------
Cash flows from financing activities:
    Proceeds from issuance of common stock
      and exercise of stock options.............           100         450
                                                     ---------   ---------
        Net cash provided by
          financing activities..................           100         450
                                                     ---------   ---------

Effect of exchange rates on cash................           190         178
                                                     ---------   ---------
        Net increase (decrease) in cash and
          cash equivalents......................         4,313      (8,249)

Cash and cash equivalents, beginning of period..         4,360      15,648
                                                     ---------   ---------
Cash and cash equivalents, end of period........        $8,673    $  7,399
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

    ACCOUNTING ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates.

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

    The following table summarizes compensation costs related to the Company's stock-based compensation for the three and nine months ended February 28, 2010 and 2009, respectively (in thousands, except per share data):

                                              Three Months Ended Nine Months Ended
                                                 February 28,       February 28,
                                              ------------------ ------------------
                                                2010      2009     2010      2009
                                              --------  -------- --------  --------
Stock-based compensation in the form of employee
  stock options and ESPP shares, included in:

Cost of sales  . . . . . . . . . . . . . . .      $ 63      $ 79     $231      $160
Selling, general and administrative  . . . .       155       155      743       488
Research and development . . . . . . . . . .       106        97      434       299
                                              --------  -------- --------  --------
Total stock-based compensation . . . . . . .       324       331    1,408       947
Tax effect on stock-based compensation . . .        --       255       --        --
                                              --------  -------- --------  --------
Total stock-based compensation, net of tax .      $324      $586   $1,408      $947
                                              ========  ======== ========  ========


    As of February 28, 2010, none of the stock-based compensation costs were capitalized as part of inventory. As of February 28, 2009, stock-based compensation costs of $31,000 were capitalized as part of inventory.

    During the three months ended February 28, 2010 and 2009, the Company recorded stock-based compensation related to stock options of $244,000 and $300,000, respectively. During the nine months ended February 28, 2010 and 2009, the Company recorded stock-based compensation related to stock options of $1,263,000 and $835,000, respectively.

    In the second quarter of fiscal 2010, the seven officers of the Company elected to forfeit certain stock options previously granted. The forfeiture of these options resulted in the immediate recognition of the unamortized portion of stock compensation expense of $465,000.

    As of February 28, 2010, the total unrecognized stock-based compensation cost related to unvested stock-based awards under the Company's 1996 Stock Option Plan and 2006 Equity Incentive Plan was approximately $1,442,000, which is net of estimated forfeitures of $4,000. This cost will be amortized over the remaining service period of the underlying options. The weighted average period is approximately 2.7 years.

    During the three months ended February 28, 2010 and 2009, the Company recorded stock-based compensation related to the ESPP of $80,000 and $31,000, respectively. During the nine months ended February 28, 2010 and 2009, the Company recorded stock-based compensation related to the ESPP of $145,000 and $112,000, respectively.

    As of February 28, 2010, the total compensation cost related to options to purchase the Company's common stock under the ESPP but not yet recognized was approximately $127,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 0.8 years.

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

    Fair Value. The fair values of the Company's stock options granted to employees for the three and nine months ended February 28, 2010 and 2009 were estimated using the following weighted average assumptions in the Black-Scholes option valuation model. There were no option grants during the three months ended February 28, 2010.

                                             Three months ended   Nine Months Ended
                                                 February 28,        February 28,
                                             ------------------   -----------------
                                               2010       2009      2010      2009
                                             -------    -------   -------   -------
Option Plan Shares
Expected Term (in years)....................     N/A          5         5         5
Volatility..................................     N/A       0.77      0.78      0.74
Expected Dividend...........................     N/A      $0.00     $0.00     $0.00
Risk-free Interest Rates....................     N/A      1.68%     2.53%     2.99%
Estimated Forfeiture Rate...................     N/A      2.00%     0.25%     2.00%
Weighted Average Grant Date Fair Value......     N/A      $0.89     $0.56     $3.67


    The fair values of the ESPP shares for the nine months ended February 28, 2010 and 2009, respectively, were estimated using the following weighted-average assumptions:



                                                               Nine Months Ended
                                                                 February 28,
                                                              ------------------
                                                                2010      2009
                                                              -------- ---------
Employee Stock Purchase Plan Shares
Expected Term (in years)..................                     0.5-2.0   0.5-2.0
Volatility................................                    0.79-1.08 0.62-0.88
Expected Dividend.........................                      $0.00     $0.00
Risk-free Interest Rates..................                    0.2%-0.9% 1.2%-2.6%
Estimated Forfeiture Rate.................                         0%       0%
Weighted Average Grant Date Fair Value....                      $0.62    $1.60


    There were no ESPP shares granted to employee for the three months ended February 28, 2010 and 2009.

    The following table summarizes the stock option transactions during the three and nine months ended February 28, 2010 (in thousands, except per share data):

                                            Outstanding Options
                                --------------------------------------------
                                                        Weighted
                                              Number    Average    Aggregate
                                 Available      of      Exercise   Intrinsic
                                  Shares      Shares      Price      Value
                                ----------   --------  ---------  ----------
Balances, May 31, 2009........         536      1,636      $5.37        $ --
  Options granted.............        (534)       534      $0.85
  Options terminated..........         102       (102)     $4.39
                                ----------   --------
Balances, August 31, 2009...           104      2,068      $4.25        $ --

  Additional shares reserved..         800         --
  Options granted.............         (25)        25      $1.42
  Options terminated..........         125       (125)     $9.54
  Options exercised...........          --         (3)     $0.85
                                ----------   --------
Balances, November 30, 2009...       1,004      1,965      $3.88        $348

  Options granted.............          --         --      $ --
  Options terminated..........          --         --      $ --
  Options exercised...........          --         (1)     $0.85
                                ----------   --------
Balances, February 28, 2010...       1,004      1,964      $3.88      $1,007
                                ==========   ========

Options exercisable and expected to be
  exercisable at February 28, 2010              1,925      $3.88        $986
                                             ========


    The options outstanding and exercisable at February 28, 2010 were in the following exercise price ranges (in thousands, except per share data):

                     Options Outstanding               Options Exercisable
                     at February 28, 2010              at February 28, 2010
            --------------------------------  --------------------------------------
                        Weighted                               Weighted
                        Average     Weighted  Number  Weighted Average
 Range of     Number    Remaining   Average   Exer-   Average  Remaining   Aggregate
 Exercise   Outstanding Contractual Exercise  cisable Exercise Contractual Intrinsic
  Prices      Shares    Life(Years)  Price    Shares   Price   Life (Years)  Value
----------- ----------- ----------- --------  ------- -------- ----------- ---------
$0.85-$0.85         531     4.33       $0.85      183    $0.85        4.33
$1.29-$2.81         419     3.27       $2.39      245    $2.55        2.90
$2.84-$5.96         531     1.71       $4.39      464    $4.16        1.62
$6.00-$9.30         355     2.64       $7.21      280    $7.30        2.64
$9.94-$9.94         128     3.32       $9.94       53    $9.94        3.32
            -----------                       -------
$0.85-$9.94       1,964     3.03       $3.88    1,225    $4.31        2.59      $350
            ===========                       =======

    The weighted average remaining contractual life of the options exercisable and expected to be exercisable at February 28, 2010 was 3.0 years.

    Options to purchase 1,225,000 and 950,000 shares were exercisable at February 28, 2010 and 2009, respectively. These exercisable options had weighted average exercise prices of $4.31 and $4.81 as of February 28, 2010 and 2009, respectively.

3.  EARNINGS PER SHARE

    Earnings per share is computed based on the weighted average number of common and common equivalent shares (common stock options and ESPP shares) outstanding, when dilutive, during each period using the treasury stock method.

                                            Three Months Ended    Nine Months Ended
                                               February 28,          February 28,
                                            --------  --------   --------  --------
                                               2010      2009      2010      2009
                                            --------  --------   --------  --------
                                            (in thousands, except per share amounts)

Numerator: Net income (loss) ..............   $1,535  $(27,680)     $ 338  $(25,943)
                                            --------  --------   --------  --------
Denominator for basic net income (loss)
  per share:
  Weighted-average shares outstanding .....    8,601     8,450      8,541     8,424
                                            --------  --------   --------  --------
Shares used in basic net income (loss) per
  share calculation........................    8,601     8,450      8,541     8,424

Effect of dilutive securities..............      158        --         53        --
                                            --------  --------   --------  --------
Denominator for diluted net income (loss)
    per share..............................    8,759     8,450      8,594     8,424
                                            --------  --------   --------  --------

Basic net income (loss) per share..........    $0.18    $(3.28)     $0.04  $  (3.08)
                                            ========  ========   ========  ========
Diluted net income (loss) per share........    $0.18    $(3.28)     $0.04  $  (3.08)
                                            ========  ========   ========  ========

    Stock options to purchase 1,430,000 shares of common stock were outstanding on February 28, 2010, but were not included in the computation of diluted net income per share, because the inclusion of such shares would be anti-dilutive. Stock options to purchase 1,705,000 shares of common stock were outstanding on February 28, 2009, but not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive.

4.  FAIR VALUE MEASUREMENTS

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

    The following table summarizes the Company's assets and liabilities measured at fair value on a recurring basis as of February 28, 2010 (in thousands):


                                    Balance as of
                                  February 28, 2010     Level 1     Level 2
                                  -----------------   ----------  ----------
Money market funds..............             $7,852       $7,852        $ --
                                  -----------------   ----------  ----------
Assets..........................             $7,852       $7,852        $ --
                                  =================   ==========  ==========

Liabilities.....................             $   --       $   --        $ --
                                  =================   ==========  ==========

    As of February 28, 2010, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

    The Company invests in debt and equity of private companies as part of its business strategy. These investments are carried at cost and are included in "Other Assets" in the consolidated balance sheets. If the Company determines that an other-than-temporary decline exists in the fair value of an investment, the Company writes down the investment to its fair value and records the related write-down as an investment loss in "Other Income (Expense)" in its consolidated statements of operations. At February 28, 2010 and May 31, 2009, the carrying value of the strategic investments was $384,000.

5.  INVENTORIES

    Inventories are comprised of the following (in thousands):

                                           February 28,    May 31,
                                               2010         2009
                                           -----------   ----------

Raw materials and sub-assemblies........       $  695       $1,416
Work in process.........................        2,626        2,509
Finished goods..........................          714          547
                                           ----------   ----------
                                               $4,035       $4,472
                                           ==========   ==========

6.  SEGMENT INFORMATION

    The Company operates in one reportable segment: the design, manufacture and marketing of advanced test and burn-in products to the semiconductor manufacturing industry.

    The following presents information about the Company's operations in different geographic areas (in thousands):


                                            United
                                            States     Asia     Europe      Total
                                          --------- --------- ---------  ---------
Three months ended February 28, 2010:
  Net sales...........................       $5,085       $81       $27     $5,193
  Property and equipment, net.........        1,554        82        18      1,654

Nine months ended February 28, 2010:
  Net sales...........................       $7,646      $189      $272     $8,107
  Property and equipment, net.........        1,554        82        18      1,654

Three months ended February 28, 2009:
  Net sales...........................       $1,078       $23      $134     $1,235
  Property and equipment, net.........        2,711        70        11      2,792

Nine months ended February 28, 2009:
  Net sales...........................      $16,750    $3,140      $277    $20,167
  Property and equipment, net.........        2,711        70        11      2,792


    The Company's foreign operations are primarily those of its Japanese and German subsidiaries. Substantially all of the sales of the subsidiaries are made to unaffiliated Japanese or European customers. Net sales from outside the United States include those of Aehr Test Systems Japan K.K. and Aehr Test Systems GmbH.

    Sales to the Company's five largest customers accounted for approximately 96% and 84% of its net sales in the three and nine months ended February 28, 2010, respectively. One customer, Spansion Inc. ("Spansion"), accounted for approximately 81% and 59% of the Company's net sales in the three and nine months ended February 28, 2010. Sales to the Company's five largest customers accounted for approximately 90% and 96% of its net sales in the three and nine months ended February 28, 2009, respectively. Three customers accounted for approximately 41%, 21% and 15% of the Company's net sales in the three months ended February 28, 2009. One customer, Spansion, accounted for approximately 85% of the Company's net sales in the nine months ended February 28, 2009. No other customers represented more than 10% of the Company's net sales for either fiscal 2010 or fiscal 2009.

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

    Following is a summary of changes in the Company's liability for product warranties during the three and nine months ended February 28, 2010 and 2009 (in thousands):


                                            Three Months Ended    Nine Months Ended
                                               February 28,          February 28,
                                            ------------------    -----------------
                                               2010      2009       2010     2009
                                            --------  --------    -------  --------
Balance at the beginning of the period....      $230      $261       $314      $387

Accruals for warranties issued
  during the period.......................        26       237         66       535
Reversals of warranties issued
  during the period.......................        --        --        (28)       --
Settlement made during the period
  (in cash or in kind)....................       (52)      (71)      (148)     (495)
                                            --------   -------    -------  --------
Balance at the end of the period..........      $204      $427       $204      $427
                                            ========   =======    =======  ========

    The accrued warranty balance is included in accrued expenses on the accompanying condensed consolidated balance sheets.

8.  SIGNIFICANT OTHER EVENTS IMPACTING FINANCIAL STATEMENTS

    Spansion, the Company's largest customer in fiscal 2009 and 2010, filed for bankruptcy in Japan in February 2009 and in the United States in March 2009. Due to the bankruptcy filing and the impact of the weak global economic environment on demand for the Company's products, in the three months ended February 28, 2009 we recorded a $13.7 million provision for bad debts in selling, general and administrative expenses; a $7.2 million provision for excess and obsolete inventory and a $0.3 million charge for cancellation charges to cost of sales; a $4.9 million charge to income tax expense related to the valuation allowance against the Company's deferred tax assets; a $0.3 million charge to operating expenses related to goodwill impairment, and a $0.4 million expense related to severance charges.

    The Company filed a claim totaling $18.5 million in the Spansion U.S. bankruptcy action. In the first quarter of fiscal 2010, the Company sold a portion of its Spansion U.S. bankruptcy claim, which amounted to $11.4 million, to a third party for net proceeds of approximately $3.3 million and recorded the amount as a reduction of operating expenses. In the third quarter of fiscal 2010, the Company sold the remaining balance of its Spansion U.S. bankruptcy claim, which amounted to $7.1 million, to a third party for net proceeds of approximately $4.6 million and recorded $2.7 million as revenue related to cancellation charges, $1.3 million as deferred revenue and $0.6 million as a reduction of operating expenses.

9.  OTHER COMPREHENSIVE INCOME (LOSS)

    Other comprehensive income (loss), net of tax is comprised of the following (in thousands):

                                            Three Months Ended   Nine Months Ended
                                               February 28,         February 30,
                                            ------------------   ------------------
                                              2010       2009       2010      2009
                                            -------   --------   --------  --------

Net income (loss).......................     $1,535   $(27,680)      $338  $(25,943)
Foreign currency translation adjustments        (95)        65        (22)      254
Unrealized holding gains arising
  during period.........................         --         (3)        --        --
                                            -------    -------   --------   -------
Comprehensive income (loss).............     $1,440   $(27,618)      $316  $(25,689)
                                            =======   ========   ========  ========

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

    For the three months ended February 28, 2010, the Company recorded a tax expense of $5,000, and recorded a tax benefit of $157,000 for the nine months ended February 28, 2010. For the three and nine months ended February 28, 2009, the Company had recorded tax expenses of $3,701,000 and $4,991,000, respectively.

    Although the Company files U.S. federal, various state, and foreign tax returns, the Company's only major tax jurisdictions are the United States, California, Germany and Japan. Tax years 1996 - 2009 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

11.  IMPAIRMENT OF GOODWILL

    Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in the Company's acquisition of its Japanese subsidiary. The Company reviews goodwill annually or whenever events or circumstances indicate that a decline in value may have occurred. Based on the fair market value of the Company's common stock relative to its book value and revised estimates for its future cash flow and revenue projections, the Company determined that indicators of impairment for its goodwill were present during the third quarter of 2009. As a result, the Company tested the goodwill for impairment, determined that it was impaired and recorded a non-cash impairment of goodwill charge of $274,000 during the three and nine months ended February 28, 2009.

12.  RECENT ACCOUNTING PRONOUNCEMENTS

        In October 2009, the Financial Accounting Standards Board ("FASB") issued authoritative guidance for revenue recognition with multiple deliverables. This authoritative guidance defines the criteria for identifying individual deliverables in a multiple-element arrangement and the manner in which revenues are allocated to individual deliverables. In absence of vendor-specific objective evidence ("VSOE") or other third party evidence ("TPE") of the selling price for the deliverables in a multiple-element arrangement, guidance requires companies to use an estimated selling price ("ESP") for the individual deliverables. Companies shall apply the relative-selling price model for allocating an arrangement's total consideration to its individual elements. Under this model, the ESP is used for both the delivered and undelivered elements that do not have VSOE or TPE of the selling price. This guidance is effective for fiscal years beginning on or after June 15, 2010, and will be applied prospectively to revenue arrangements entered into or materially modified after the effective date. Since the Company will apply the requirements of this authoritative guidance on a prospective basis, the Company is currently unable to evaluate its effect on the Company's condensed consolidated financial statements.

    In October 2009, the FASB issued authoritative guidance for the accounting for certain revenue arrangements that include software elements. This authoritative guidance amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. Since the Company will apply the requirements of this authoritative guidance on a prospective basis, the Company is currently unable to evaluate its effect on the Company's condensed consolidated financial statements.

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

    In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report, including those made by the management of Aehr, other than statements of historical fact, are forward-looking statements. These statements typically may be identified by the use of forward-looking words or phrases such as "believe," "expect," "intend," "anticipate," "should," "planned," "estimated," and "potential," among others and include, but are not limited to, statements concerning our expectations regarding our operations, business, strategies, prospects, revenues, expenses, costs and resources. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated results or other expectations reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and other factors beyond our control, and in particular, the risks discussed in "Part II, Item 1A. Risk Factors" and those discussed in other documents we file with the SEC. All forward-looking statements included in this document are based on our current expectations, and we undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

    The Company's net sales consist primarily of sales of systems, test fixtures, die carriers, upgrades and spare parts and revenues from service contracts and cancellation charges. The Company's selling arrangements may include contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title.

    Global demand for semiconductor equipment has been negatively impacted by the current global economic environment. As a result, in the second half of fiscal 2009 and the first two quarters of fiscal 2010 we experienced a significant decline in sales. In fiscal 2009 and 2010, our financial results reflected the impact of the bankruptcy filing of our largest customer, Spansion. Due to the bankruptcy filing and the weak market for the Company's products in the third quarter of fiscal 2009, we recorded a $13.7 million provision for bad debts, a $7.2 million provision for excess and obsolete inventory, a $4.9 million increase in the valuation allowance against the Company's deferred tax assets, a $0.3 million charge related to cancellation costs, a $0.3 million goodwill impairment charge and $0.4 million in severance charges.

    During the first quarter of fiscal 2010, the Company sold a portion of its bankruptcy claim to a third party for net proceeds of approximately $3.3 million and recorded the amount as a reduction of operating expenses. During the third quarter of fiscal 2010, the Company sold the remaining balance of its Spansion U.S. bankruptcy claim to a third party for net proceeds of approximately $4.6 million and recorded $2.7 million as revenue related to cancellation charges, $1.3 million as deferred revenue and $0.6 million as a reduction of operating expenses.

    The Company significantly reduced its headcount and initiated other expense reduction measures in fiscal 2009 and has continued substantial cost reduction measures through the first quarter of fiscal 2010. The Company intends to take additional actions as necessary to maintain sufficient cash to manage through this economic downturn.

    Approximately 81%, 15% and 4% of our net sales for fiscal 2009 were denominated in U.S. Dollars, Japanese Yen and Euros, respectively. Although a large percentage of net sales to European customers is denominated in U.S. Dollars, substantially all sales to Japanese customers are denominated in Yen. Because a substantial portion of our net sales is from sales of products for delivery outside the United States, an increase in the value of the U.S. Dollar relative to foreign currencies would increase the cost of our products compared to products sold by local companies in such markets. In addition, since the price is determined at the time a purchase order is accepted, we are exposed to the risks of fluctuations in the U.S. Dollar exchange rate during the lengthy period from the date a purchase order is received until payment is received. This exchange rate risk is partially offset to the extent that our foreign operations incur expenses in the local currency. To date, we have not invested in instruments designed to hedge currency risks. Our operating results could be adversely affected by fluctuations in the value of the U.S. Dollar relative to other currencies.

CRITICAL ACCOUNTING POLICIES

    The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, long-term service contracts, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of the critical accounting policies, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2009. We believe there have been no material changes to our critical accounting policies and estimates during the nine months ended February 28, 2010 compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

RESULTS OF OPERATIONS

    The following table sets forth items in the Company's unaudited condensed consolidated statements of operation as a percentage of net sales for the periods indicated.


                                          Three Months Ended    Nine Months Ended
                                             February 28,           February 28,
                                         -------------------   -------------------
                                           2010       2009       2010       2009
                                         --------   --------   --------   --------
Net sales:
  Product sales. . . . . . . . . . . . .     47.2 %    100.0 %     66.2 %    100.0 %
  Cancellation charges . . . . . . . . .     52.8         --       33.8         --
                                         --------   --------   --------   --------
      Total net sales. . . . . . . . . .    100.0      100.0      100.0      100.0
Cost of sales. . . . . . . . . . . . . .     22.7      651.7       46.9       86.6
                                         --------   --------   --------   --------
Gross profit (loss). . . . . . . . . . .     77.3     (551.7)      53.1       13.4
                                         --------   --------   --------   --------
Operating expenses:
  Selling, general and administrative. .     32.0    1,241.1       56.7       95.4
  Research and development . . . . . . .     27.9      129.2       42.8       23.1
  Impairment of goodwill . . . . . . . .       --       22.2         --        1.4
  Gain on sale of bankruptcy claim . . .    (11.2)        --      (47.8)        --
                                         --------   --------   --------   --------
      Total operating expenses . . . . .     48.7    1,392.5       51.7      119.9
                                         --------   --------   --------   --------
Income (loss) from operations. . . . . .     28.6   (1,944.2)       1.4     (106.5)

Interest income. . . . . . . . . . . . .       --        2.1        0.1        0.7
Other income, net. . . . . . . . . . . .      1.1        0.5        0.8        1.9
                                         --------   --------   --------   --------
Income (loss) before income tax
  Expense (benefit). . . . . . . . . . .     29.7   (1,941.6)       2.3     (103.9)

Income tax expense (benefit) . . . . . .      0.1      299.7       (1.9)      24.7
                                         --------   --------   --------   --------
Net income (loss). . . . . . . . . . . .     29.6 % (2,241.3)%      4.2 %   (128.6)%
                                         ========   ========   ========   ========


THREE MONTHS ENDED FEBRUARY 28, 2010 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 2009

    NET SALES. Net sales increased to $5.2 million for the three months ended February 28, 2010 from $1.2 million for the three months ended February 28, 2009, an increase of 320.5%. Net sales for the three months ended February 28, 2010 included $2.5 million of product sales and $2.7 million of cancellation charges. In the third quarter of fiscal 2010, the Company sold the remainder of its Spansion U.S. bankruptcy claim for net proceeds of approximately $4.6 million, and recorded $2.7 million as revenue related to cancellation charges. The increase in product sales for the three months ended February 28, 2010 resulted primarily from an increase in net sales of the Company's wafer-level products. Product sales of the Company's wafer-level products for the three months ended February 28, 2010 were $1.5 million, and increased approximately $1.5 million from the three months ended February 28, 2009.

    GROSS PROFIT (LOSS). Gross profit (loss) consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit increased to $4.0 million for the three months ended February 28, 2010 from gross loss of $6.8 million for the three months ended February 28, 2009, an increase of $10.8 million. Included in the $4.0 million in gross profit was $2.7 million related to the Spansion bankruptcy claim. In the third quarter of fiscal 2009, the Company recorded a $5.7 million provision for excess and obsolete inventory reserves that were primarily taken as a result of Spansion's bankruptcy.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related costs of employees, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses of $1.7 million in the three months ended February 28, 2010 decreased from $15.3 million in the three months ended February 28, 2009, a decrease of $13.7 million. In the third quarter of fiscal 2009, the Company recorded a $13.7 million provision for bad debts due to the impact of the Spansion bankruptcy.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses decreased slightly to $1.5 million for the three months ended February 28, 2010 from $1.6 million for the three months ended February 28, 2009, a decrease of 9.1%. R&D spending varies from quarter to quarter depending on the level of development of new products.

    IMPAIRMENT OF GOODWILL. Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in the Company's acquisition of its Japanese subsidiary. The Company reviews goodwill annually or whenever events or circumstances indicate that a decline in value may have occurred. Based on the fair market value of the Company's common stock relative to its book value and revised estimates for its future cash flow and revenue projections, the Company determined that indicators of impairment for our goodwill were present during the third quarter of 2009. As a result, the Company tested the goodwill for impairment, determined that it was impaired and recorded a non-cash impairment of goodwill charge of $274,000 for the three months ended February 28, 2009.

    GAIN ON SALE OF BANKRUPTCY CLAIM. Spansion, the Company's largest customer in fiscal 2009 and 2010, filed for bankruptcy in Japan in February 2009 and in the United States in March 2009. The Company has filed a claim in the Spansion U.S. bankruptcy action. In the third quarter of fiscal 2010, the Company sold the remainder of the Spansion bankruptcy claim to a third party for net proceeds of approximately $4.6 million and recorded $0.6 million as a reduction of operating expenses.

    INTEREST INCOME. Interest income decreased to $1,000 for the three months ended February 28, 2010 from $26,000 for the three months ended February 28, 2009. The decrease in net interest income for the three months ended February 28, 2010 was primarily related to lower interest rates.

    OTHER INCOME, NET. Other income, net increased to $55,000 for the three months ended February 28, 2010 from $7,000 for the three months ended February 28, 2009. Other income in the third quarter of fiscal 2010 was primarily related to foreign exchange gains on settlement of transactions in the Company's German subsidiary. There were no foreign exchange gains of similar magnitude in the third quarter of fiscal 2009.

    INCOME TAX EXPENSE. Income tax expense was $5,000 for the three months ended February 28, 2010, compared with $3.7 million for the three months ended February 28, 2009. Income tax expense recognized in the third quarter of fiscal 2009 included $4.9 million of tax expense related to the recognition of a valuation allowance for deferred tax assets, partially offset by tax benefits during the quarter of $1.2 million, reflecting the reversal of tax expenses recorded earlier in fiscal 2009.


NINE MONTHS ENDED FEBRUARY 28, 2010 COMPARED TO NINE MONTHS ENDED FEBRUARY 28, 2009

    NET SALES. Net sales decreased to $8.1 million for the nine months ended February 28, 2010 from $20.2 million for the nine months ended February 28, 2009, a decrease of 59.8%. Net sales for the nine months ended February 28, 2010 included $5.4 million of product sales and $2.7 million of cancellation charges. The decrease in net sales for the nine months ended February 28, 2010 resulted primarily from decreases in product sales of the Company's wafer-level products. Product sales of the Company's wafer-level products for the nine months ended February 28, 2010 were $2.0 million, and decreased approximately $14.9 million from the nine months ended February 28, 2009, due primarily to a reduction of sales to Spansion, which declared bankruptcy in fiscal 2009.

    GROSS PROFIT. Gross profit increased to $4.3 million for the nine months ended February 28, 2010 from $2.7 million for the nine months ended February 28, 2009, an increase of 59.8%. Gross profit margin increased to 53.1% for the nine months ended February 28, 2010 from 13.4% for the nine months ended February 28, 2009. The increase in gross profit margin for the nine months ended February 28, 2010 was primarily the result of $2.7 million related to the Spansion bankruptcy claim. In the third quarter of fiscal 2009, the Company recorded a $5.7 million provision for excess and obsolete inventory reserve, due primarily to Spansion's bankruptcy filing in fiscal 2009.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses decreased to $4.6 million for the nine months ended February 28, 2010 from $19.2 million for the nine months ended February 28, 2009, a decrease of $14.6 million. The significant decrease in SG&A expenses was primarily due to the one-time charge of $13.7 million in connection with the provision for bad debts related to Spansion's bankruptcy filing in the third quarter of fiscal 2009.

    RESEARCH AND DEVELOPMENT. R&D expenses decreased to $3.5 million for the nine months ended February 28, 2010 from $4.7 million for the nine months ended February 28, 2009, a decrease of 25.4%. The decrease in R&D expenses was primarily attributable to a decrease in employment related expenses.
As a percentage of net sales, R&D expenses increased to 42.8% for the nine months ended February 28, 2010 from 23.1% for the nine months ended February 28, 2009, reflecting lower net sales.

    IMPAIRMENT OF GOODWILL. The Company reviews goodwill annually or whenever events or circumstances indicate that a decline in value may have occurred. Based on the fair market value of the Company's common stock relative to its book value and revised estimates for its future cash flow and revenue projections, the Company determined that indicators of impairment for our goodwill were present during the third quarter of 2009. As a result, the Company tested the goodwill for impairment, determined that it was impaired and recorded a non-cash impairment of goodwill charge of $274,000 for the nine months ended February 28, 2009.

    GAIN ON SALE OF BANKRUPTCY CLAIM. Spansion, the Company's largest customer in fiscal 2009 and 2010, filed for bankruptcy in Japan in February 2009 and in the United States in March 2009. The Company has filed a claim in the Spansion U.S. bankruptcy action. In the first quarter of fiscal 2010, the Company sold a portion of its bankruptcy claim to a third party for net proceeds of approximately $3.3 million and recorded the amount as a reduction of operating expenses. In the third quarter of fiscal 2010, the Company sold the remainder of its Spansion bankruptcy claim to a third party for net proceeds of approximately $4.6 million and recorded $0.6 million as a reduction of operating expenses.

    INTEREST INCOME. Interest income decreased to $4,000 for the nine months ended February 28, 2010 from $136,000 for the nine months ended February 28, 2009, a decrease of 97.1%. The decrease in net interest income for the nine months ended February 28, 2010 was related to lower interest rates and lower average cash and cash equivalent balances.

    OTHER INCOME, NET. Other income, net decreased to $67,000 for the nine months ended February 28, 2010 from $384,000 for the nine months ended February 28, 2009. Other income for the nine months ended February 28, 2009 was primarily related to foreign exchange gains on settlement of transactions in the Company's Japan subsidiary. There were no foreign exchange gains of similar magnitude in the nine months ended February 28, 2010.

    INCOME TAX (BENEFIT) EXPENSE. Income tax benefit was $157,000 for the nine months ended February 28, 2010, compared with income tax expense of $5.0 million for the nine months ended February 28, 2009. The income tax benefit for the nine months ended February 28, 2010 was related to the increase in the

Net Operating Loss carry-back period from two to five years and the inclusion of alternative minimum taxes paid in the carry-back calculation. The nine-month period of fiscal 2009 reflects a $4.9 million tax expense related to the reinstatement of the valuation allowance for deferred tax assets, following a determination by management that certain deferred tax assets are more likely than not to be realizable in the future.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $4.1 million for the nine months ended February 28, 2010 and net cash used in operating activities was approximately $8.3 million for the nine months ended February 28, 2009. For the nine months ended February 28, 2010, net cash provided by operating activities was primarily driven by an increase in accrued expenses and deferred revenue of $2.0 million and net income, as adjusted to exclude the effect of non-cash charges including depreciation and amortization, and stock based compensation. Included in the accrued expenses and deferred revenue for the nine months ended February 28, 2010 was $1.3 million related to the sale of the remainder of the Spansion bankruptcy claim. For the nine months ended February 28, 2009, net cash used in operating activities was primarily driven by net loss of $25.9 million, partially offset by increases of $13.6 million in the provision for doubtful accounts and $4.9 million of deferred income taxes. During the nine months ended February 28, 2009, the Company recorded bad debt expense of $13.7 million as a result of Spansion's bankruptcy filing. The increase in the deferred income taxes for the nine month period was primarily due to tax expense related to the recording of a valuation allowance for the Company's deferred tax assets, following a determination by management that certain deferred tax assets are more likely than not to be realizable in the future.

    Net cash used in investing activities was $65,000 for the nine months ended February 28, 2010 and approximately $578,000 for the nine months ended February 28, 2009. The net cash used in investing activities during the nine months ended February 28, 2010 and 2009 was primarily due to purchases of property and equipment.

    Financing activities provided cash of $100,000 for the nine months ended February 28, 2010 and approximately $450,000 for the nine months ended February 28, 2009. Net cash provided by financing activities during the nine months ended February 28, 2010 and 2009 was primarily due to proceeds from issuance of common stock from the exercise of stock options and ESPP.

    As of February 28, 2010, the Company had working capital of $10.2 million. Working capital consists of cash and cash equivalents, accounts receivable, inventory and other current assets, less current liabilities.

    The Company announced in August 1998 that its board of directors had authorized the repurchase of up to 1,000,000 shares of its outstanding common stock. The Company may repurchase the shares in the open market or in privately negotiated transactions, from time to time, subject to market conditions. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase program may be interrupted or discontinued at any time. Any such repurchase of shares, if consummated, may use a portion of the Company's working capital. As of May 31, 2006, the Company had repurchased 523,700 shares at an average price of $3.95. Shares repurchased by the Company are cancelled. During fiscal 2009, 2008 and 2007, the Company did not repurchase any of its outstanding common stock.

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

    The Company had no holdings of derivative financial or commodity instruments at February 28, 2010.

Item 4.  CONTROLS AND PROCEDURES

    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-
Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

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

    Our operations and performance depend significantly on worldwide economic conditions. The current financial turmoil affecting the banking system and financial markets has resulted in a tightening of the credit markets and a weakening global economy which are contributing to slowdowns in the semiconductor manufacturing industry in which we operate. Specifically, we have experienced a lengthening of the sales cycle and we have also received requests from some of our customers to defer delivery of equipment. Difficulties in obtaining capital and deteriorating market conditions pose a risk that some of our customers may not be able to obtain necessary financing on reasonable terms which could result in lower sales for the Company. For example, prior to the Spansion bankruptcy, Spansion accounted for approximately 80% of our net sales. After declaring bankruptcy, Spansion accounted for less than 5% of our net sales in fiscal 2009. Customers with liquidity issues may lead to additional bad debt expense for the Company. These conditions may also similarly affect our key suppliers, which could impact their ability to deliver parts and result in delays on our products.

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

    In the face of the current sustained downturn in our industry and decline in our net sales, we have implemented a variety of cost controls and restructured our operations with the goal of reducing our operating costs to position ourselves to more effectively meet the needs of the currently weak market for test and burn-in equipment. During the third and fourth quarters of fiscal 2009 and the second quarter of fiscal 2010, we experienced operating losses. During the third and fourth quarters of fiscal 2009 and the first quarter of fiscal 2010, we experienced cash outflows. Our cash and cash equivalents as of February 28, 2010 were approximately $8.7 million. We took significant steps to minimize our expense levels during these periods and to increase the likelihood that we will have sufficient cash to support operations during the downturn, including reducing our headcount by more than 30%, reducing compensation for officers and other salaried employees, initiating a Company-wide shutdown for one week each month and lowering the fees paid to our Board of Directors, among other spending cuts. We will continue to explore methods to further reduce our costs which may cause us to incur additional restructuring charges in the future. However, we cannot predict the amount of such charges at this time. Should the current downturn be prolonged and if we are unable to reduce our operating expenses sufficiently, we may require additional debt or equity financing to meet working capital or capital expenditure needs. While we believe our cash balances, cash flows from operations, and any amounts received as a result of the sale of our bankruptcy claim against Spansion will be sufficient to satisfy our cash requirements thru calendar year 2010, we cannot determine with certainty that, if needed, we will be able to raise additional funding through either equity or debt financing under these circumstances or on what terms such financing would be available.

We depend on a small number of key customers in the semiconductor manufacturing industry for a large portion of our revenues.

    The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and contract assemblers accounting for a substantial portion of the purchases of semiconductor equipment. Sales to the Company's five largest customers accounted for approximately 96% and 84% of its net sales in the three and nine months ended February 28, 2010, respectively. One customer, Spansion, accounted for approximately 81% and 59% of the Company's net sales in the three and nine months ended February 28, 2010. Sales to the Company's five largest customers accounted for approximately 90% and 96% of its net sales in the three and nine months ended February 28, 2009, respectively. Three customers accounted for approximately 41%, 21% and 15% of the Company's net sales in the three months ended February 28, 2009. One customer, Spansion, accounted for approximately 85% of the Company's net sales in the nine months ended February 28, 2009. No other customers represented more than 10% of the Company's net sales for either fiscal 2010 or fiscal 2009.

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

A substantial portion of our net sales is generated by relatively small volume, high value transactions.

    We derive a substantial portion of our net sales from the sale of a relatively small number of systems which typically range in purchase price from approximately $300,000 to over $1 million per system. As a result, the loss or deferral of a limited number of system sales could have a material adverse effect on our net sales and operating results in a particular period. All customer purchase orders are subject to cancellation or rescheduling by the customer with limited penalties, and, therefore, backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. From time to time, cancellations and rescheduling of customer orders have occurred, and delays by our suppliers in providing components or subassemblies to us have caused delays in our shipments of our own products. There can be no assurance that we will not be materially adversely affected by future cancellations or rescheduling. Certain contracts contain provisions that require customer acceptance prior to recognition of revenue. The delay in customer acceptance could have a material adverse effect on our operating results. A substantial portion of net sales typically are realized near the end of each quarter. A delay or reduction in shipments near the end of a particular quarter, due, for example, to unanticipated shipment rescheduling, cancellations or deferrals by customers, customer credit issues, unexpected manufacturing difficulties experienced by us, or delays in deliveries by suppliers, could cause net sales in a particular quarter to fall significantly below our expectations.

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

    In June 2008, we announced shipment of an ABTS beta site system to Integrated Service Technology ("iST") in Taiwan. In fiscal 2009 and through the third quarter of fiscal 2010, we shipped four ABTS products, including two systems to new customers and two follow-on system shipments to iST. Market acceptance of the ABTS system is subject to a number of risks. In order for our ABTS system to become commercially viable, we must complete engineering development of necessary hardware and software for various new features and
applications.   In addition, it is important that we achieve customer
satisfaction and acceptance of the ABTS products. Additional customers must then be found who are willing to place orders for ABTS systems in sufficient quantities to allow it to be produced economically.

We depend upon continued market acceptance for our MAX system and we may experience a limited burn-in system market.

    We have historically derived a substantial portion of our net sales from the sale of monitored burn-in systems. We believe that the market for burn-in systems is mature and is not expected to experience significant long-term growth in the future. In general, process control improvements in the semiconductor industry have tended to reduce burn-in times. In addition, as a given integrated circuit product generation matures and yields increase, the required burn-in time may be reduced or eliminated. Integrated circuit manufacturers, which historically have been our primary customer base, increasingly outsource test and burn-in to independent test labs, which often build their own systems. Our success depends upon the continued acceptance of our MAX burn-in products within these markets. There can be no assurance that the market for burn-in systems will grow, or that sales of our MAX burn-in products may decline.

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

    A substantial portion of our net sales has been in Asia. Turmoil in the Asian financial markets has resulted, and may result in the future, in dramatic currency devaluations, stock market declines, restriction of available credit and general financial weakness. In addition, flash, DRAM, and other memory device prices in Asia have recently declined dramatically, and may do so again in the future. These developments may affect us in several ways. We believe that many international semiconductor manufacturers have limited their capital spending, and that the uncertainty of the memory market may cause some manufacturers in the future to again delay capital spending plans. The economic conditions in Asia may also affect the ability of our customers to meet their payment obligations, resulting in cancellations or deferrals of existing orders and limiting additional orders. In addition, Asian governments have subsidized some portion of fabrication construction. Financial turmoil may reduce these governments' willingness to continue such subsidies. Such developments could have a material adverse affect on our business, financial condition and results of operations.

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

    Future improvements in semiconductor design and manufacturing technology may reduce or eliminate the need for our products. For example, improvements in built-in self-test technology, and improvements in conventional test systems, such as reduced cost or increased throughput, may significantly reduce or eliminate the market for one or more of our products. If we are not able to improve our products or develop new products or technologies quickly enough to maintain a competitive position in our markets, we may not be able to grow our business.

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


Item 4.  (REMOVED AND RESERVED)


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

                                                 Aehr Test Systems
                                                    (Registrant)

Date:     April 13, 2010                /s/    RHEA J. POSEDEL
                                        ----------------------------------
                                                  Rhea J. Posedel
                                            Chief Executive Officer and
                                        Chairman of the Board of Directors


Date:     April 13, 2010                 /s/    GARY L. LARSON
                                         --------------------------------
                                                 Gary L. Larson
                                           Vice President of Finance and
                                              Chief Financial Officer

                                 AEHR TEST SYSTEMS
                                 INDEX TO EXHIBITS


Exhibit No.     Description
----------      -----------------------------------------------------------

  3.1(1)        Restated Articles of Incorporation of the Company.

  3.2(2)        Amended and Restated Bylaws of the Company.

  10.17(3) Purchase and Sale Agreement between the Company and APS Capital Corp. dated January 25, 2010.

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


  32(4) Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(1) Incorporated by reference to the same-numbered exhibit previously filed with the Company's Registration Statement on Form S-1 filed June 11, 1997 (File No. 333-28987).

(2) Incorporated by reference to the same-numbered exhibit previously filed with the Company's Quarterly Report on Form 10-Q filed April 13, 2009 (File No. 000-22893).

(3) Incorporated by reference to the same-numbered exhibit previously filed with the Company's Current Report on Form 8-K filed January 29, 2010 (File No. 000-22893).

(4) This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.