Form 10-K
period 2010-05-31
AEHR TEST SYSTEMS
filed 2010-08-27
CIK 1040470

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the fiscal year ended May 31, 2010
                                       or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ________________ to ________________

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

    Large accelerated filer    [ ]          Accelerated filer   [ ]

    Non-accelerated filer      [ ]          Smaller reporting company    [X]
(Do not check if a smaller reporting company)

    Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).    Yes [ ]     No [X]

    The aggregate market value of the registrant's common stock, par value $0.01 per share, held by non-affiliates of the registrant, based upon the closing price of $1.50 on November 30, 2009, as reported on the NASDAQ Global Market, was $10,631,382. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock (other than such persons of whom the Registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

    The number of shares of registrant's common stock, par value $0.01 per share, outstanding at July 31, 2010 was 8,664,986.


Documents Incorporated By Reference

    Certain information required by Part III of this report on Form 10-K is incorporated by reference from the Registrant's proxy statement for the Annual Meeting of Shareholders to be held on October 27, 2010 (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year ended May 31, 2010.

                               AEHR TEST SYSTEMS

                                  FORM 10-K
                         FISCAL YEAR ENDED MAY 31, 2010

                              TABLE OF CONTENTS

                                     PART I
Item  1.    Business...................................................     4
Item  1A.   Risk Factors...............................................    10
Item  1B.   Unresolved Staff Comments..................................    15
Item  2.    Properties.................................................    15
Item  3.    Legal Proceedings..........................................    16
Item  4.    (Removed and Reserved).....................................    16


                                     PART II

Item  5.    Market for Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities........    16
Item  6.    Selected Consolidated Financial Data.......................    17
Item  7.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations................................    18
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.    27
Item  8.    Financial Statements and Supplementary Data................    28
Item  9.    Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure.................................    53
Item 9A(T). Controls and Procedures....................................    53
Item 9B.    Other Information .........................................    53


                                     PART III

Item 10.    Directors, Executive Officers and Corporate Governance.....    54
Item 11.    Executive Compensation.....................................    54
Item 12.    Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters...............    54
Item 13.    Certain Relationships and Related Transactions.............    54
Item 14.    Principal Accountant Fees and Services.....................    54


                                     PART IV

Item 15.    Exhibits and Financial Statement Schedules.................    55


            Signatures................................................     58

    This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995 which involve risks and uncertainties. Unless the context requires otherwise, references in this Form 10-K to "Aehr Test," the "Company," "we," "us" and "our" refer to Aehr Test Systems. The Company's actual results may differ materially from the results discussed in the forward-looking statements due to a number of factors, including those described herein and the documents incorporated herein by reference, and those factors described in Part I, Item 1A under "Risk Factors." These statements typically may be identified by the use of forward-looking words or phrases such as "believe," "expect," "intend," "anticipate," "should," "planned," "estimated" and "potential," among others. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any of these forward-looking statements. We note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in these forward-looking statements, including the risks and uncertainties that may affect the operations, performance, development and results of our businesses. These risks include but are not limited to those factors identified in "Risk Factors" beginning on page 10 of this Annual Report on Form 10-K, those factors that we may from time to time identify in our periodic filings with the Securities and Exchange Commission, as well as other factors beyond our control.


                                    PART I

Item 1.   Business

THE COMPANY

    Aehr Test develops, manufactures and sells systems which are designed to reduce the cost of testing flash, dynamic random access memory, or DRAM, and other memory devices, and to perform reliability screening, or burn-in, of complex logic and memory devices. These systems can be used to simultaneously perform parallel testing and burn-in of packaged integrated circuits, or ICs, singulated bare die or ICs still in wafer form. Leveraging its expertise as a long-time leading provider of burn-in equipment, with over 2,500 systems installed worldwide, the Company has developed and introduced several innovative product families, including the ABTSTM, FOXTM, MTX and MAX systems, the WaferPakTM cartridge and the DiePak(R) carrier. The new ABTS family of systems can perform test during burn-in on both logic and memory packaged ICs. The FOX systems are full wafer contact parallel test and burn-in systems designed to make contact with all pads of a wafer simultaneously, thus enabling full wafer parallel test and burn-in. The MTX system is a massively parallel test system designed to reduce the cost of memory testing by performing both test and burn-in on thousands of devices simultaneously. The MAX system can effectively burn-in and functionally test complex devices, such as digital signal processors, microprocessors, microcontrollers and systems-on-a-chip. The WaferPak cartridge includes a full-wafer probe card for use in testing wafers in FOX systems. The DiePak carrier is a reusable, temporary package that enables IC manufacturers to perform cost-effective final test and burn-in of bare die.

     Aehr Test was incorporated in the state of California on May 25, 1977. The Company's headquarters and mailing address is 400 Kato Terrace, Fremont, California 94539 and the telephone number at that location is (510) 623-9400. The Company's common stock trades on the NASDAQ Global Market under the symbol "AEHR." The Company's website is www.aehr.com. The public may read and copy materials filed with the United States Securities and Exchange Commission, or SEC, including the Company's periodic and current reports on Form 10-K, Form 10-Q and Form 8-K, at the SEC's Public Reference Room at 100 F Street, N.E., Washington DC 20549. Information about the SEC's Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. All reports and information electronically filed by Aehr Test with the SEC may also be obtained on the SEC's website (http://www.sec.gov).

INDUSTRY BACKGROUND

    Semiconductor manufacturing is a complex, multi-step process, and defects or weaknesses that may result in the failure of an integrated circuit may be introduced at any process step. Failures may occur immediately or at any time during the operating life of an IC, sometimes after several months of normal use. Semiconductor manufacturers rely on testing and reliability screening to detect failures that occur during the manufacturing process.

    Testing and reliability screening involve multiple steps. The first set of tests is typically performed by IC manufacturers before the processed semiconductor wafer is cut into individual die, in order to avoid the cost of packaging defective die into their packages. This "wafer probe" testing can be performed on one or many die at a time, including testing the entire wafer at once. After the die are packaged and before they undergo reliability screening, a short test is typically performed to detect packaging defects. Most leading-edge microprocessors, microcontrollers, digital signal processors, and memory ICs then undergo an extensive reliability screening and stress testing procedure known as "burn-in." The burn-in process screens for early failures by operating the IC at elevated voltages and temperatures, up to 150 degrees Celsius (302 degrees Fahrenheit), for periods typically ranging from 8 to 48 hours. A typical burn-in system can process thousands of ICs simultaneously. After burn-in, the ICs undergo a final test process using automatic test equipment, or testers. Traditional memory testers can test up to 512 ICs simultaneously and perform a variety of tests at multiple temperatures.

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

    FULL WAFER CONTACT SYSTEMS

    The FOX-1 full wafer parallel test system, introduced in June 2005, is designed for massively parallel test in wafer sort. The FOX-1 system is designed to make electrical contact to and test all of the die on a wafer in a single touchdown. The FOX-1 test head and WaferPak contactor are compatible with industry-standard 300 mm wafer probers which provide the wafer handling and alignment automation for the FOX-1 system. The FOX-1 pattern generator is designed to functionally test industry-standard memories such as flash and DRAMs, plus it is optimized to test memory or logic ICs that incorporate design for testability, or DFT, and built-in self-test, or BIST. The FOX-1 pin electronics and per-device power supplies are tailored to full-wafer functional test. The Company believes that the FOX-1 system can significantly reduce the cost of testing IC wafers.

    The FOX-15 full wafer contact test and burn-in system, introduced in October 2007, is designed for use with wafers that require test and burn-in times typically measured in hours. The FOX-15 is the latest member of the FOX family of full wafer contact systems and is focused on parallel testing and burning-in up to 15 wafers at a time. For high reliability applications, such as automotive, the FOX-15 system is a cost-effective solution for producing tested and burned-in die for use in multi-chip packages. Using Known-Good Die, or KGD, which are fully burned-in and tested die, in multi-chip packages, helps assure the reliability of the final product and lowers costs by increasing the yield of high-cost multi-chip packages. Wafer-level burn-in and test enables lower cost production of KGD for multi-chip modules and systems-in-a-package.

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

    The full wafer contact systems product category accounted for approximately 65%, 82% and 86% of the Company's net sales in fiscal 2010, 2009 and 2008, respectively.

    SYSTEMS FOR PACKAGED PARTS

    Monitored burn-in and massively parallel test systems consist of several subsystems: pattern generation and test electronics, control software, network interface and environmental chamber. Massively parallel test systems include an algorithmic test pattern generator which allows them to duplicate most of the tests performed by a traditional memory tester. Pin electronics at each burn-in board, or BIB, or performance test board, or PTB, position are designed to provide accurate signals to the memory ICs being tested and detect whether a device is failing the test.

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

    The Advanced Burn-in and Test System, or ABTS, was introduced in fiscal 2008. The ABTS family of products is based on a completely new hardware and software architecture that is intended to address not only today's devices,
but also future devices for many years to come.   The ABTS system can test and
burn-in memory as well as both high-power logic and low-power logic devices. It can be configured to provide individual device temperature control for devices up to 50W or more and with up to 320 I/O channels. ABTS systems can be configured for both monitored burn-in and massively parallel test applications.

    The MAX3 system, which was introduced by the Company in fiscal 1999, is designed for monitored burn-in of memory and logic devices. It has 96 channels and holds 64 burn-in boards, each of which may hold up to 350 or more devices, resulting in a system capacity of up to 22,400 or more devices. The MAX3 system was designed for today's low voltage ICs. The MAX3 also has extended stored test program capability for more complete exercise and output monitoring of complex logic devices such as digital signal processors. The output monitor feature allows the MAX3 to perform functional tests of devices and it also supports BIST or other scan features. The MAX4 system was
introduced in 2001.   The MAX4 extends the MAX3 system to target devices that
require better voltage accuracy and higher current. It can provide up to 227 amps of current per BIB position. All systems feature multi-tasking software which includes lot tracking and reporting software that are needed for production and military applications.

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

    This packaged part systems product category accounted for approximately 35%, 17% and 12% of the Company's net sales in fiscal 2010, 2009 and 2008, respectively.

    TEST FIXTURES

    The Company sells, and licenses others to manufacture and sell, custom-designed test fixtures for its systems. The test fixtures include PTBs for use with the MTX massively parallel test system and BIBs for the MAX monitored burn-in system. These test fixtures hold the devices undergoing test or burn-in and electrically connect the devices under test to the system electronics. The capacity of each test fixture depends on the type of device being tested or burned-in, ranging from several hundred in memory production to as few as eight for high pin-count complex Application Specific Integrated Circuits, or ASICs, or microprocessor devices. Test fixtures are sold both with new Aehr Test systems and for use with the Company's installed base of systems.

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

    The Company has received patents or applied for patents on certain features of the PTB, FOX, ABTS and MAX4 test fixtures. The Company has licensed or authorized several other companies to provide PTBs and MAX4 BIBs from which the Company receives royalties. Royalties and revenue for the test fixtures product category accounted for less than 5% of net sales in fiscal 2010, 2009 and 2008.

CUSTOMERS

    The Company markets and sells its products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies.

    Sales to the Company's five largest customers accounted for approximately 85%, 95%, and 98% of its net sales in fiscal 2010, 2009 and 2008, respectively. During fiscal 2010, Spansion Inc., Micronas Semiconductor Holding AG and Texas Instruments Incorporated accounted for approximately 55%, 12% and 11%, respectively, of the Company's net sales. During fiscal 2009 and 2008, one customer, Spansion Inc., or Spansion, accounted for approximately 80% of the Company's net sales. No other customers accounted for more than 10% of the Company's net sales for any of these periods. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. In addition, sales to particular customers may fluctuate significantly from quarter to quarter. Such fluctuations may result in changes in utilization of the Company's facilities and resources. The loss of or reduction or delay in orders from a significant customer or a delay in collecting or failure to collect accounts receivable from a significant customer could materially and adversely affect the Company's business, financial condition and operating results.

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

    The Company's customer service and support program includes system installation, system repair, applications engineering support, spare parts inventories, customer training and documentation. The Company has both applications engineering and field service personnel located at the corporate headquarters in Fremont, California and at the Company's subsidiaries in Japan, Germany and Taiwan. The Company's distributors provide applications and field service support in other parts of the world. The Company customarily provides a warranty on its products. The Company offers service contracts on its systems directly and through its subsidiaries, distributors and representatives. The Company maintains customer support personnel in the Philippines and China. The Company believes that maintaining a close relationship with customers and providing them with ongoing engineering support improves customer satisfaction and will provide the Company with a competitive advantage in selling its products to the Company's customers.

BACKLOG

    At May 31, 2010, the Company's backlog was $2.5 million compared with $1.7 million at May 31, 2009. The Company's backlog consists of product orders for which confirmed purchase orders have been received and which are scheduled for shipment within 12 months. Due to the possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments or development projects, the Company's backlog as of a particular date may not be indicative of net sales for any succeeding period.

RESEARCH AND PRODUCT DEVELOPMENT

    The Company historically has devoted a significant portion of its financial resources to research and development programs and expects to continue to allocate significant resources to these efforts. The Company's research and development expenses during fiscal 2010, 2009 and 2008 were $4.8 million, $5.8 million and $6.5 million, respectively.

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

MANUFACTURING

    The Company assembles its products from components and parts manufactured by others, including environmental chambers, power supplies, metal fabrications, printed circuit assemblies, ICs, burn-in sockets, high-density interconnects, wafer contactors and interconnect substrates. Final assembly and testing are performed within the Company's facilities. The Company's strategy is to use in-house manufacturing only when necessary to protect a proprietary process or when a significant improvement in quality, cost or leadtime can be achieved. The Company's principal manufacturing facility is located in Fremont, California. The Company's facilities in Tokyo, Japan and Utting, Germany provide limited manufacturing and product customization.

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

    The Company's ABTS and MAX monitored burn-in systems have faced and are expected to continue to face increasingly severe competition, especially from several regional, low-cost manufacturers and from systems manufacturers that offer higher power dissipation per device under test. Some users of such systems, such as independent test labs, build their own burn-in systems, while others, particularly large IC manufacturers in Asia, acquire burn-in systems from captive or affiliated suppliers. The market for burn-in systems is highly fragmented, with many domestic and international suppliers. Competing suppliers of burn-in and functional test systems include Dong-Il Corporation and Micro Control Company.

    The Company expects that its WaferPak products will face significant competition. The Company believes that several companies have developed or are developing full-wafer and single-touchdown probe cards. As the full-wafer test market develops, the Company expects that other competitors will emerge. The Company expects that the primary competitive factors in this market will be cost, performance, reliability and assured supply. Competing suppliers of full-wafer probe cards include FormFactor, Inc., Verigy Ltd. and Micronics Japan Co., Ltd.

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

PROPRIETARY RIGHTS

    The Company relies primarily on the technical and creative ability of its personnel, its proprietary software, and trade secrets and copyright protection, rather than on patents, to maintain its competitive position. The Company's proprietary software is copyrighted and licensed to the Company's customers. The Company currently holds twenty-nine issued United States patents with expiration date ranges from 2012 to 2028 and has several additional United States patent applications and foreign patent applications pending. One issued patent covers the method used to connect performance test boards with the MTX system; another covers the method used to connect burn-in boards with the MAX4 system. The Company currently has two United States trademark registrations.

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

EMPLOYEES

    As of May 31, 2010, the Company, including its two foreign subsidiaries, employed 81 persons collectively, on a full-time basis, of whom 24 were engaged in research, development and related engineering, 20 were engaged in manufacturing, 25 were engaged in marketing, sales and customer support and 12 were engaged in general administration and finance functions. In addition, the Company from time to time employs a number of contractors and part-time employees, particularly to perform customer support and manufacturing. The Company's success is in part dependent on its ability to attract and retain highly skilled workers, who are in high demand. None of the Company's employees are represented by a union and the Company has never experienced a work stoppage. The Company's management considers its relations with its employees to be good.

GEOGRAPHIC AREAS

    The Company operates in several geographic areas. Selected financial information, including net sales and property and equipment, net for each of the last three fiscal years, is included in Part II, Item 8, Note 12 "Segment Information" and certain risks related to such operations are discussed in
Part I, Item 1A, under the heading "Our business may suffer due to risks associated with international sales and operations."

AVAILABLE INFORMATION

    The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports that are filed with the SEC pursuant to Section 13(a) or 15 (d) of the Exchange Act, are available free of charge through the Company's website at www.aehr.com as soon as reasonably practicable after we electronically file them with, or furnish them to the SEC.

    The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site, http://www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

    In addition, information regarding the Company's code of conduct and ethics and the charters of its Audit, Compensation and Nominating and Governance Committees, are available free of charge on the Company's website listed above.

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

Current global economic conditions could materially adversely affect the Company's operations and performance.

    Our operations and performance depend significantly on worldwide economic conditions. The current financial turmoil affecting the banking system and financial markets has resulted in a tightening of the credit markets, disruption in the financial markets and global economic downturn. These events contributed to significant slowdowns in the industries in which we operate. Difficulties in obtaining capital and deteriorating market conditions pose the risk that some of our customers may not be able to obtain necessary financing on reasonable terms, which could result in lower sales for the Company. Customers with liquidity issues may lead to additional bad debt expense for the Company. For example, Spansion declared bankruptcy in Japan and the U.S. during fiscal 2009; as a result the Company subsequently recorded
a $13.7 million provision for bad debts.   These conditions may also similarly
affect our key suppliers, which could impact their ability to deliver parts and result in delays in deliveries of our products.

    The current economic conditions and uncertainty about future economic conditions make it challenging for us to forecast our operating results, make business decisions and identify the risks that may affect our business, financial condition and results of operations. If we are not able to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, our business, financial condition or results of operations may be materially and adversely affected.

If we are not able to reduce our operating expenses during periods of weak revenue, or if we utilize significant amounts of cash to support operating losses and do not have the ability to raise additional debt or equity financing, we may erode our cash resources and may not have sufficient cash to operate our business.

    In the face of the current sustained downturn in our business and decline in our net sales, we have implemented a variety of cost controls and restructured our operations with the goal of reducing our operating costs to position ourselves to more effectively meet the needs of the currently weak market for test and burn-in equipment. While we took significant steps in fiscal 2009 to minimize our expense levels and to increase the likelihood that we would have sufficient cash to support operations during the downturn, during fiscal 2009 and fiscal 2010 we experienced operating losses. Due primarily to these operating losses in fiscal 2009 and fiscal 2010, we experienced net cash outflows. Should our business downturn be prolonged, and if we are unable to reduce our operating expenses sufficiently, we may require additional debt or equity financing to meet working capital or capital expenditure needs. While we believe our cash balances together with cash flows from operations will be sufficient to satisfy our cash requirements through fiscal 2011, we cannot determine with certainty that, if needed, we will be able to raise additional funding through either equity or debt financing under these circumstances or on what terms such financing would be available.

We depend on a small number of key customers in the semiconductor manufacturing industry for a large portion of our net sales.

    The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and contract assemblers accounting for a substantial portion of the purchases of semiconductor equipment. Sales to the Company's five largest customers accounted for approximately 85% and 95% of its net sales in fiscal 2010 and 2009, respectively. During fiscal 2010, Spansion, Micronas Semiconductor Holding AG and Texas Instruments Incorporated accounted for approximately 55%, 12% and 11%, respectively, of the Company's net sales. During fiscal 2009, one customer, Spansion, accounted for approximately 80% of the Company's net sales. No other customers represented more than 10% of the Company's net sales for either fiscal 2010 or fiscal 2009.

    We expect that sales of our products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. In addition, sales to particular customers may fluctuate significantly from quarter to quarter. The loss of, or reduction or delay in an order, or orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect our business, financial condition and operating results. For example, during fiscal 2009 Spansion declared bankruptcy in Japan and in the U.S., and subsequently placed lower levels of orders with the Company, which caused our net sales to drop dramatically and impacted the ability to collect on accounts receivables.

A substantial portion of our net sales is generated by relatively small volume, high value transactions.

    We derive a substantial portion of our net sales from the sale of a relatively small number of systems which typically range in purchase price from approximately $300,000 to over $1 million per system. As a result, the loss or deferral of a limited number of system sales could have a material adverse effect on our net sales and operating results in a particular period. All customer purchase orders are subject to cancellation or rescheduling by the customer with limited penalties, and, therefore, backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. From time to time, cancellations and rescheduling of customer orders have occurred, and delays by our suppliers in providing components or subassemblies to us have caused delays in our shipments of our own products. There can be no assurance that we will not be materially adversely affected by future cancellations or rescheduling. Certain contracts contain provisions that require customer acceptance prior to recognition of revenue. The delay in customer acceptance could have a material adverse effect on our operating results. A substantial portion of net sales typically are realized near the end of each quarter. A delay or reduction in shipments near the end of a particular quarter, due, for example, to unanticipated shipment rescheduling, cancellations or deferrals by customers, customer credit issues, unexpected manufacturing difficulties experienced by us or delays in deliveries by suppliers, could cause net sales in a particular quarter to fall significantly below our expectations.

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

We rely on market acceptance for our ABTS system and we may not be able to achieve sufficient market acceptance to allow our ABTS system to be commercially viable.

    Since the introduction of the ABTS product in fiscal 2008, the Company has shipped a limited number of ABTS systems. Market acceptance of the ABTS system is subject to a number of risks. We must complete engineering
development of certain necessary hardware and software features.   In
addition, it is important that we achieve customer satisfaction and acceptance of the ABTS products. Additional customers must then be found who are willing to place orders for ABTS systems in sufficient quantities to allow it to be produced economically.

We depend upon continued market acceptance for our MAX system and we may experience a limited burn-in system market.

    We have historically derived a substantial portion of our net sales from the sale of dynamic burn-in systems. We believe that the market for burn-in systems is mature and is not expected to experience significant long-term growth in the future. In general, process control improvements in the semiconductor industry have tended to reduce burn-in times. In addition, as a given IC product generation matures and yields increase, the required burn-in time may be reduced or eliminated. IC manufacturers, which historically have been our primary customer base, increasingly outsource test and burn-in to independent test labs, which often build their own systems. Our success depends upon the continued acceptance of our MAX burn-in products within these markets. There can be no assurance that the market for burn-in systems will grow, or that sales of our MAX burn-in products may not decline.

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

    Approximately 29%, 72% and 61% of our net sales for fiscal 2010, 2009 and 2008, respectively, were attributable to sales to customers for delivery outside of the United States. We operate sales, service and limited manufacturing organizations in Japan and Germany and a sales and support organization in Taiwan. We expect that sales of products for delivery outside of the United States will continue to represent a substantial portion of our future net sales. Our future performance will depend, in significant part, upon our ability to continue to compete in foreign markets which in turn will depend, in part, upon a continuation of current trade relations between the United States and foreign countries in which semiconductor manufacturers or assemblers have operations. A change toward more protectionist trade legislation in either the United States or such foreign countries, such as a change in the current tariff structures, export compliance or other trade policies, could adversely affect our ability to sell our products in foreign markets. In addition, we are subject to other risks associated with doing business internationally, including longer receivable collection periods and greater difficulty in accounts receivable collection, the burden of complying with a variety of foreign laws, difficulty in staffing and managing global operations, risks of civil disturbance or other events which may limit or disrupt markets, international exchange restrictions, changing political conditions and monetary policies of foreign governments.

    Turmoil in the international financial markets has resulted, and may result in the future, in dramatic currency devaluations, stock market declines, restriction of available credit and general financial weakness. In addition, flash, DRAM and other memory device prices have historically declined, and may do so again in the future. These developments may affect us in several ways. We believe that many international semiconductor manufacturers limited their capital spending in fiscal 2009, and that the uncertainty of the memory market may cause some manufacturers in the future to again delay capital spending plans. Economic conditions may also affect the ability of our customers to meet their payment obligations, resulting in cancellations or deferrals of existing orders and limiting additional orders. In addition, some governments have subsidized portions of fabrication facility construction. Financial turmoil may reduce these governments' willingness to continue such subsidies. Such developments could have a material adverse affect on our business, financial condition and results of operations.

    Approximately 95%, 2% and 3% of our net sales for fiscal 2010 were denominated in U.S. Dollars, Japanese Yen and Euros, respectively. Although a large percentage of net sales to European customers are denominated in U.S. Dollars, substantially all sales to Japanese customers are denominated in Yen. Because a substantial portion of our net sales is from sales of products for delivery outside the United States, an increase in the value of the U.S. Dollar relative to foreign currencies would increase the cost of our products compared to products sold by local companies in such markets. In addition, since the price is determined at the time a purchase order is accepted, we are exposed to the risks of fluctuations in the U.S. Dollar exchange rate during the lengthy period from the date a purchase order is received until payment is made. This exchange rate risk is partially offset to the extent our foreign operations incur expenses in the local currency. To date, we have not invested in instruments designed to hedge currency risks. Our operating results could be adversely affected by fluctuations in the value of the U.S. Dollar relative to other currencies.

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

    As is common with new complex products incorporating leading-edge technologies, we have encountered reliability, design and manufacturing issues as we began volume production and initial installations of certain products at customer sites. Certain of these issues in the past have been related to components and subsystems supplied to us by third parties who have in some cases limited the ability of us to address such issues promptly. This process in the past required and in the future is likely to require us to incur un-reimbursed engineering expenses and to experience larger than anticipated warranty claims which could result in product returns. In the early stages of product development there can be no assurance that we will discover any reliability, design and manufacturing issues or, that if such issues arise, that they can be resolved to the customers' satisfaction or that the resolution of such problems will not cause us to incur significant development costs or warranty expenses or to lose significant sales opportunities.

We depend on subcontractors and sole or limited sources of supply.

    We rely on subcontractors to manufacture many of the components or subassemblies used in its products. Our ABTS, FOX, MTX and MAX systems and DiePak carriers contain several components, including environmental chambers, power supplies, high-density interconnects, wafer contactors, signal distribution substrates and certain ICs, that are currently supplied by only one or a limited number of suppliers. Our reliance on subcontractors and single source suppliers involves a number of significant risks, including the loss of control over the manufacturing process, the potential absence of adequate capacity and reduced control over delivery schedules, manufacturing yields, quality and costs. In the event that any significant subcontractor or single source supplier becomes unable or unwilling to continue to manufacture subassemblies, components or parts in required volumes, we will have to identify and qualify acceptable replacements. The process of qualifying subcontractors and suppliers could be lengthy, and no assurance can be given that any additional sources would be available to us on a timely basis. Any delay, interruption or termination of a supplier relationship could adversely affect our ability to deliver products, which would harm our operating results.

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

    Our operating results depend primarily upon the capital expenditures of semiconductor manufacturers, semiconductor contract assemblers and burn-in and test service companies worldwide, which in turn depend on the current and anticipated market demand for ICs. The semiconductor and semiconductor equipment industries in general, and the market for flash memories, DRAMs and other memory devices, in particular, have historically been highly volatile and have experienced periodic downturns and slowdowns, which have had severe, negative effects on the semiconductor industry's demand for semiconductor capital equipment, including test and burn-in systems manufactured and marketed by the Company. These downturns and slowdowns have adversely affected our operating results in the past. In addition, the purchasing patterns of our customers are also highly cyclical because most customers purchase our products for use in new production facilities or for upgrading existing test lines for the introduction of next generation products. Construction of new facilities and upgrades of existing facilities have in some cases been delayed or canceled during the most recent semiconductor industry downturn. A large portion of our net sales is attributable to a few customers and therefore a reduction in purchases by one or more customers could materially adversely affect our financial results. There can be no assurance that the semiconductor industry will grow in the future at the same rates as it has grown historically. Any downturn or slowdown in the semiconductor industry would have a material adverse effect on our business, financial condition and operating results. In addition, the need to maintain investment in research and development and to maintain customer service and support will limit our ability to reduce our expenses in response to any such downturn or slowdown period.

    The semiconductor equipment manufacturing industry has historically been subject to a relatively high rate of purchase order cancellation by customers as compared to other high technology industry sectors. Manufacturing companies that are the customers of semiconductor equipment companies frequently revise, postpone and cancel capital facility expansion plans. In such cases, semiconductor equipment companies may experience a significant rate of cancellations or rescheduling of purchase orders. A significant increase in purchase order cancellations was recognized in the third quarter of fiscal 2009 as a result of the Spansion bankruptcy filing. There can be no assurance that we will not be materially adversely affected by future cancellations or rescheduling of purchase orders.

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

    Federal, state and local regulations impose various controls on the use, storage, discharge, handling, emission, generation, manufacture and disposal of toxic and other hazardous substances used in our operations. We believe that our activities conform in all material respects to current environmental and land use regulations applicable to our operations and our current facilities, and that we have obtained environmental permits necessary to conduct our business. Nevertheless, the failure to comply with current or future regulations could result in substantial fines being imposed on us, suspension of production, alteration of our manufacturing processes or cessation of operations. Such regulations could require us to acquire expensive remediation equipment or to incur substantial expenses to comply with environmental regulations. Any failure by us to control the use, disposal or storage of or adequately restrict the discharge of, hazardous or toxic substances could subject us to significant liabilities.

While we believe we currently have adequate internal control over financial reporting, we are required to assess our internal control over financial reporting on an annual basis and any future adverse results from such assessment could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock.

    Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we must include in our Annual Report on Form 10-K a report of management on the effectiveness of our internal control over financial reporting. If we fail to maintain effective internal control over financial reporting, or management does not timely assess the adequacy of such internal control, we could be subject to regulatory sanctions and the public's perception may decline.

Item 1B.  Unresolved Staff Comments

    None.

Item 2.   Properties

    The Company's principal administrative and production facilities are located in Fremont, California, in a 51,289 square foot building. The term of the Company's current lease ends on June 30, 2015. The Company has an option to extend the lease for an additional period at rates to be determined. The Company's facility in Japan is located in Tokyo in a 4,294 square foot building under a lease which expires in September, 2010; the Company is in renewal negotiations with the landlord. The Company leases a sales and support office on a month-to-month basis in Utting, Germany. The Company's and its subsidiaries' annual rental payments currently aggregate $653,000.
The Company periodically evaluates its global operations and facilities to bring its capacity in line with demand and to provide cost efficient services for its customers. In prior years, through this process, the Company has moved from certain facilities that exceeded the capacity required to satisfy its needs. The Company believes that its existing facilities are adequate to meet its current and reasonably foreseeable requirements. The Company regularly evaluates its expected future facilities requirements and believes that alternate facilities would be available if needed.

Item 3.   Legal Proceedings

    None.

Item 4.   (Removed and Reserved)


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


                                                        High       Low
                                                      --------- ---------
Fiscal 2010:
 First quarter ended August 31, 2009................     $1.13     $0.75
 Second quarter ended November 30, 2009.............      1.70      0.83
 Third quarter ended February 28, 2010..............      2.55      1.06
 Fourth quarter ended May 31, 2010..................      3.34      2.06

Fiscal 2009:
 First quarter ended August 31, 2008................    $11.20     $4.28
 Second quarter ended November 30, 2008.............      4.47      1.43
 Third quarter ended February 28, 2009..............      2.88      1.07
 Fourth quarter ended May 31, 2009..................      1.38      0.79



    At August 4, 2010, the Company had 136 holders of record of its common stock. The Company estimates the number of beneficial owners of the Company's common stock at August 4, 2010 to be 1,986.

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

    The Company did not repurchase any of its common stock during the fiscal year ended May 31, 2010.

EQUITY COMPENSATION PLAN INFORMATION

    The information required by this item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of the Proxy Statement and
Part III, Item 12 of this Annual Report on Form 10-K.

PERFORMANCE MEASUREMENT COMPARISON

    The following graph shows a comparison of total shareholder return for holders of the Company's common stock for the last five fiscal years ended May 31, 2010, compared with the NASDAQ Composite Index and the Philadelphia Semiconductor Index. The graph assumes that $100 was invested in the Company's common stock, in the NASDAQ Composite Index and the Philadelphia Semiconductor Index on May 31, 2005, and that all dividends were reinvested. The Company believes that while total shareholder return can be an important indicator of corporate performance, the stock prices of semiconductor equipment companies like Aehr Test Systems are subject to a number of market-related factors other than company performance, such as competitive announcements, mergers and acquisitions in the industry, the general state of the economy and the performance of other semiconductor equipment company stocks. Stock prices and shareholder returns over the indicated period should not be considered indicative of future stock prices or shareholder returns.


                COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
             Among Aehr Test Systems, the NASDAQ Composite Index
                  and the Philadelphia Semiconductor Index

 [The following table was depicted as a line chart in the printed material]

                                               Cumulative Total Return
                             -----------------------------------------------------
                               5/05     5/06     5/07     5/08     5/09     5/10
                             -------- -------- -------- -------- -------- --------
Aehr Test Systems...........   100.00   212.91   200.33   288.08    30.79    77.48
NASDAQ Composite............   100.00   106.38   129.32   124.24    87.03   111.18
PHLX Semiconductor Index....   100.00    96.46   107.89   105.61    74.75    96.38

                             -------- -------- -------- -------- -------- --------


* $100 invested on 5/31/05 in stock or index, including reinvestment of dividends.
   Fiscal year ending May 31.



Item 6.   Selected Consolidated Financial Data

    The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Form 10-K.


                                                                   Fiscal Year Ended May 31,
                                                   ------------------------------------------------------
                                                       2010       2009       2008       2007       2006
                                                   ---------- ---------- ---------- ---------- ----------
                                                            (In thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS:
Net sales
  Product sales...............................        $ 8,934    $21,407    $39,041    $27,351    $23,801
  Cancellation charges........................          2,740         --         --         --         --
                                                   ---------- ---------- ---------- ---------- ----------
    Total net sales...........................         11,674     21,407     39,041     27,351     23,801
Cost of sales.................................          5,571     20,223     19,072     13,438     13,165
                                                   ---------- ---------- ---------- ---------- ----------
Gross profit..................................          6,103      1,184     19,969     13,913     10,636
                                                   ---------- ---------- ---------- ---------- ----------
Operating expenses:
  Selling, general and administrative.........          6,094     20,623      7,657      6,538      5,842
  Research and development....................          4,758      5,762      6,501      6,324      4,339
  Impairment of goodwill......................             --        274         --         --         --
  Gain on sale of bankruptcy claim............         (3,993)        --         --         --         --
                                                   ---------- ---------- ---------- ---------- ----------
    Total operating expenses..................          6,859     26,659     14,158     12,862     10,181
                                                   ---------- ---------- ---------- ---------- ----------
(Loss) income from operations.................           (756)   (25,475)     5,811      1,051        455

Interest income...............................              5        142        231        491        255
Other income (expense), net...................            131        277        (71)       961         79
                                                   ---------- ---------- ---------- ---------- ----------
(Loss) income before income tax expense
  (benefit).... ..............................           (620)   (25,056)     5,971      2,503        789

Income tax expense (benefit)..................           (139)     4,915     (4,602)        75        (21)
                                                   ---------- ---------- ---------- ---------- ----------
Net (loss) income.............................        $  (481)  $(29,971)   $10,573    $ 2,428    $   810
                                                   ========== ========== ========== ========== ==========

Net (loss) income per share:
  Basic ......................................        $ (0.06)   $ (3.55)   $  1.32    $  0.31    $  0.11
  Diluted ....................................        $ (0.06)   $ (3.55)   $  1.24    $  0.30    $  0.11

Shares used in per share calculations
  Basic.......................................          8,563      8,436      8,013      7,751      7,515
  Diluted.....................................          8,563      8,436      8,508      8,225      7,605


                                                                           May 31,
                                                   ------------------------------------------------------
                                                       2010       2009       2008       2007       2006
                                                   ---------- ---------- ---------- ---------- ----------
CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents.....................        $ 7,766    $ 4,360    $15,648    $ 6,564    $ 9,405
Working capital...............................          9,827      7,299     33,362     20,370     17,323
Total assets..................................         14,474     13,911     45,199     28,675     24,893
Long-term obligations, less current portion...            578        605        566        185        264
Total shareholders' equity....................         11,281      9,963     37,772     22,668     18,817


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

OVERVIEW

    The Company was founded in 1977 to develop and manufacture burn-in and test equipment for the semiconductor industry. Since its inception, the Company has sold more than 2,500 systems to semiconductor manufacturers, semiconductor contract assemblers and burn-in and test service companies worldwide. The Company's principal products currently are the Advanced Burn-in and Test System, the FOX full wafer contact parallel test and burn-in system, the MAX burn-in system, the MTX massively parallel test system, the DiePak carrier and test fixtures.

    The Company's net sales consist primarily of sales of systems, test fixtures, die carriers, upgrades and spare parts and revenues from service contracts. The Company's selling arrangements may include contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title.

SIGNIFICANT ITEMS IMPACTING COMPARABILITY OF FINANCIAL STATEMENTS

    Spansion, the Company's largest customer in fiscal 2008, 2009 and 2010, filed for bankruptcy in Japan in February 2009 and in the United States in March 2009. Due to the bankruptcy filing and the impact of the weak global economic environment on demand for the Company's products, in the third quarter of fiscal 2009, we recorded a $13.7 million provision for bad debts in selling, general and administrative expenses, a $7.2 million provision for excess and obsolete inventory and a $0.3 million charge for cancellation charges to cost of sales, a $4.9 million charge to income tax expense related to the reinstatement of the valuation allowance against the Company's deferred tax assets, a $0.3 million charge to operating expenses related to goodwill impairment and a $0.4 million expense related to severance charges.

    The Company filed a claim in the Spansion U.S. bankruptcy action. In the first quarter of fiscal 2010, the Company sold a portion, $11.4 million, of its Spansion U.S. bankruptcy claim to a third party for net proceeds of $3.3 million and recorded the amount as a reduction of operating expenses. In the third quarter of fiscal 2010, the Company sold the remaining balance, $7.1 million, of its Spansion U.S. bankruptcy claim to a third party for net proceeds of $4.6 million and recorded $2.7 million as net sales related to cancellation charges, $1.3 million as deferred revenue and $0.6 million as a reduction of operating expenses. In the fourth quarter of fiscal 2010, the Company received the remaining payment of $0.1 million due from its bankruptcy claim sale completed in the first quarter of fiscal 2010 and recognized the amount as a reduction of operating expenses. The $1.3 million deferred revenue at the end of the third quarter of fiscal 2010 was recognized as product sales during the fourth quarter of fiscal 2010 in connection with the delivery of products.

    The Company significantly reduced its headcount and initiated other expense reduction measures in fiscal 2009. The Company intends to take actions as necessary to maintain sufficient cash to manage through this period of slow business activity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, long-term service contracts, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

    The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

    REVENUE RECOGNITION

    The Company's selling arrangements may include contractual customer acceptance provisions. Installation of products occurs after shipment and transfer of title. The Company recognizes revenue upon the shipment of products or the performance of services when: (1) persuasive evidence of the arrangement exists; (2) services have been rendered; (3) the price is fixed or determinable; and (4) collectibility is reasonably assured. The Company defers recognition of revenue for any amounts subject to acceptance until such acceptance occurs. When multiple elements exist, the Company allocates the purchase price based on vendor specific objective evidence or third-party evidence of fair value and defers revenue recognition on the undelivered portion. Historically, these multiple deliverables have included items such as extended support provisions, training to be supplied after delivery of the systems, and test programs specific to customers' routine applications. The test programs can be written either by the customer, other firms, or the Company. The amount of revenue deferred is the greater of the fair value of the undelivered element or the contractually agreed to amounts. Sales tax collected from customers is not included in net sales but rather recorded as a liability due to the respective taxing authorities. Provisions for the estimated future cost of warranty and installation are recorded at the time the products are shipped.

    Royalty-based revenue related to licensing income from performance test boards and burn-in boards is recognized upon the earlier of the receipt by the Company of the licensee's report related to its usage of the licensed intellectual property or upon payment by the licensee. This revenue is recorded in net sales.

    The Company's terms of sales with distributors are generally Free on Board, or FOB, shipping point with payment due within 60 days. All products go through in-house testing and verification of specifications before shipment. Apart from warranty reserves, credits issued have not been material as a percentage of net sales. The Company's distributors do not generally carry inventories of the Company's products. Instead, the distributors place orders with the Company at or about the time they receive orders from their customers. The Company's shipment terms to our distributors do not provide for credits or rights of return. Because the Company's distributors do not generally carry inventories of our products, they do not have rights to price protection or to return products. At the time the Company ships products to
the distributors, the price is fixed.   Subsequent to the issuance of the
invoice, there are no discounts or special terms. The Company does not give the buyer the right to return the product or to receive future price concessions. The Company's arrangements do not include vendor consideration.

    The Company capitalizes its systems software development costs incurred after a system achieves technological feasibility and before first commercial shipment. Such costs typically represent a small portion of total research and development costs. No system software development costs were capitalized or amortized in fiscal 2010, 2009 or 2008.

    ALLOWANCE FOR DOUBTFUL ACCOUNTS

    The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. The Company also reviews its trade receivables by aging category to identify specific customers with known disputes or collection issues. The Company exercises judgment when determining the adequacy of these reserves as the Company evaluates historical bad debt trends, general economic conditions in the United States and internationally and changes in customer financial conditions. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received.

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

    IMPAIRMENT OF GOODWILL

    Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in the Company's acquisition of its Japanese subsidiary. The Company reviews goodwill annually or whenever events or circumstances indicate that a decline in value may have occurred. Based on the fair market value of the Company's common stock relative to its book value and revised estimates for its future cash flow and revenue projections, the Company determined that indicators of impairment for its goodwill were present during fiscal year 2009. As a result, the Company tested the goodwill for impairment, determined that it was impaired and recorded a non-cash impairment of goodwill charge of $274,000 for the fiscal year ended May 31, 2009. Gross goodwill and accumulated impairment losses were $274,000 at May 31, 2010 and 2009.

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

    INCOME TAXES

    Income taxes have been provided using the liability method whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and net operating loss and tax credit carryforwards measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse or the carryforwards are utilized. Valuation allowances are established when it is determined that it is more likely than not that such assets will not be realized.

    During the fiscal year ended May 31, 2008 a partial release of the valuation allowance previously established was made based upon the Company's current level of profitability and the level of forecasted future earnings. During fiscal 2009, a full valuation allowance was established against all deferred tax assets as management determined that it is more likely than not that certain deferred tax assets will not be realized.

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

    Although the Company files U.S. federal, various state and foreign tax returns, the Company's only major tax jurisdictions are the United States, California, Germany and Japan. Tax years 1996 - 2009 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

    STOCK-BASED COMPENSATION EXPENSE

    Stock-based compensation expense consists of expenses for stock options and employee stock purchase plan, or ESPP, shares. Stock-based compensation cost is measured at each grant date, based on the fair value of the award using the Black-Scholes option valuation model, and is recognized as expense over the employee's requisite service period. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. The Company's employee stock options have characteristics significantly different from those of publicly traded options. All of the Company's stock compensation is accounted for as an equity instrument.

    The fair value of each option grant and the right to purchase shares under the Company's stock purchase plan are estimated on the date of grant using the Black-Scholes option valuation model with assumptions concerning expected term, stock price volatility, expected dividend yield, risk-free interest rate and the expected life of the award. In the second quarter of fiscal 2010, the seven officers of the Company elected to forfeit certain stock options previously granted. The forfeiture of these options resulted in the immediate recognition of the unamortized portion of stock compensation expense of $0.5 million. See Note 1 for additional information relating to stock-based compensation. See Notes 8 and 9 for detailed information regarding the stock option plan and the ESPP.

RESULTS OF OPERATIONS

    The following table sets forth statements of operations data as a percentage of net sales for the periods indicated.

                                                  Year Ended May 31,
                                            ----------------------------
                                               2010     2009     2008
                                            --------- --------- --------
Net sales
  Product sales .........................      76.5 %   100.0 %  100.0 %
  Cancellation charges...................      23.5        --       --
                                            --------- --------- --------
    Total net sales......................     100.0     100.0    100.0
Cost of sales ...........................      47.7      94.5     48.9
                                            --------- --------- --------
Gross profit ............................      52.3       5.5     51.1
                                            --------- --------- --------
Operating expenses:
  Selling, general and administrative....      52.2      96.3     19.6
  Research and development...............      40.8      26.9     16.7
  Impairment of goodwill.................        --       1.3       --
  Gain on sale of bankruptcy claim.......     (34.2)       --       --
                                            --------- --------- --------
    Total operating expenses.............      58.8     124.5     36.3
                                            --------- --------- --------
    (Loss) income from operations........      (6.5)   (119.0)    14.8

Interest income..........................       0.1       0.7      0.6
Other income (expense), net..............       1.1       1.3     (0.2)
                                            --------- --------- --------
    (Loss) income before income tax
    (benefit) expense....................      (5.3)   (117.0)    15.2

Income tax (benefit) expense.............      (1.2)     23.0    (11.9)
                                            --------- --------- --------
Net (loss) income........................      (4.1)%  (140.0)%   27.1 %
                                            ========= ========= ========


FISCAL YEAR ENDED MAY 31, 2010 COMPARED TO FISCAL YEAR ENDED MAY 31, 2009

    NET SALES. Net sales consist primarily of sales of systems, test fixtures, die carriers, upgrades and spare parts and revenues from service contracts. Net sales decreased to $11.7 million for the fiscal year ended May 31, 2010 from $21.4 million for the fiscal year ended May 31, 2009, a decrease of 45.5%. Net sales for the fiscal year ended May 31, 2010 included $8.9 million of product sales and $2.7 million of cancellation charges. The decrease in net sales in fiscal 2010 resulted primarily from a decrease in net sales of the Company's wafer-level products. Net sales of the Company's wafer-level products in fiscal 2010 were $7.6 million, and decreased $10.1 million from fiscal 2009.

    GROSS PROFIT.  Gross profit consists of net sales less cost of sales.
Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit increased to $6.1 million for the fiscal year ended May 31, 2010 from $1.2 million for the fiscal year ended May 31, 2009. Gross profit margin increased to 52.3% for the fiscal year ended May 31, 2010 from 5.5% for the fiscal year ended May 31, 2009. Spansion declared bankruptcy in Japan in February 2009 and in the U.S. in March 2009. Spansion's bankruptcy filing led to the Company recording a $7.2 million provision for excess and obsolete inventory and cancellation charges of $0.3 million in fiscal 2009. Similar charges were not recognized in fiscal 2010 which resulted in an increase in gross profit margin from fiscal 2009 to fiscal 2010.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative, or SG&A, expenses consist primarily of salaries and related costs of employees, customer support costs, commission expenses to independent sales representatives, product promotion, other professional services and bad debt expenses. SG&A expenses were $6.1 million for the fiscal year ended May 31, 2010, compared with $20.6 million for the fiscal year ended May 31, 2009, a decrease of 70.5%. As a result of Spansion's bankruptcy filing, the Company recorded a $13.7 million provision for bad debts in fiscal 2009. Similar charges were not recognized in fiscal 2010 which resulted in a significant decline in SG&A expenses from fiscal 2009 to fiscal 2010. As a percentage of net sales, SG&A expenses decreased to 52.2% for the fiscal year ended May 31, 2010 from 96.3% for the fiscal year ended May 31, 2009.

    RESEARCH AND DEVELOPMENT. Research and development, or R&D, expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies and professional consulting expenses. R&D expenses decreased to $4.8 million for the fiscal year ended May 31, 2010 from $5.8 million for the fiscal year ended May 31, 2009, a decrease of 17.4%. The decrease in R&D expenses was primarily attributable to a decrease in employment related expenses. As a percentage of net sales, R&D expenses increased to 40.8% for the fiscal year ended May 31, 2010 from 26.9% for the fiscal year ended May 31, 2009, reflecting lower net sales.

    IMPAIRMENT OF GOODWILL. The Company reviews goodwill annually or whenever events or circumstances indicate that a decline in value may have occurred. Based on the fair market value of the Company's common stock relative to its book value and revised estimates for its future cash flow and revenue projections, the Company determined that indicators of impairment for our goodwill were present during fiscal year 2009. As a result, the Company tested the goodwill for impairment, determined that it was impaired and recorded a non-cash impairment of goodwill charge of $274,000 for the fiscal year ended May 31, 2009. The Company had no goodwill recorded in fiscal 2010.

    GAIN ON SALE OF BANKRUPTCY CLAIM. Spansion, the Company's largest customer in fiscal 2008, 2009 and 2010, filed for bankruptcy in Japan in February 2009 and in the United States in March 2009. The Company filed a claim in the Spansion U.S. bankruptcy action. In the first quarter of fiscal 2010, the Company sold a portion of its bankruptcy claim to a third party for net proceeds of $3.3 million and recorded the amount as a reduction of operating expenses. In the third quarter of fiscal 2010, the Company sold the remaining balance of its Spansion U.S. bankruptcy claim to a third party for net proceeds of $4.6 million and recorded $0.6 million as a reduction of operating expenses. The portion of the claim representing cancellation charges and product shipments were recorded as revenue in fiscal 2010. In the fourth quarter of fiscal 2010, the Company received the remaining payment of $0.1 million due from its bankruptcy claim sale completed in the first quarter of fiscal 2010 and recognized the amount as a reduction of operating expenses.

    INTEREST INCOME. Interest income decreased to $5,000 for the fiscal year ended May 31, 2010 from $142,000 for the fiscal year ended May 31, 2009, a decrease of 96.5%. The decrease in interest income in fiscal 2010 was primarily related to lower interest rates and lower average cash and cash equivalent balances.

    OTHER INCOME, NET. Other income, net decreased to $131,000 for the fiscal year ended May 31, 2010, compared with $277,000 for the fiscal year ended May 31, 2009, a decrease of 52.7%. The decrease in other income, net was primarily related to a lower level of foreign exchange gains in fiscal 2010 than in fiscal 2009.

    INCOME TAX (BENEFIT) EXPENSE. Income tax benefit was $139,000 for the fiscal year ended May 31, 2010, compared with income tax expense of $4.9 million for the fiscal year ended May 31, 2009. The income tax benefit for the fiscal year ended May 31, 2010 was related to the increase in the net operating loss carry-back period from two to five years and the inclusion of alternative minimum taxes paid in the carry-back calculation. Income tax expense for the fiscal year ended May 31, 2009 included $4.9 million of tax expense related to the reinstatement of the valuation allowance for deferred tax assets, following a determination by management that it is more likely than not that certain deferred tax assets will not be realized.

FISCAL YEAR ENDED MAY 31, 2009 COMPARED TO FISCAL YEAR ENDED MAY 31, 2008

    NET SALES. Net sales decreased to $21.4 million for the fiscal year ended May 31, 2009 from $39.0 million for the fiscal year ended May 31, 2008, a decrease of 45.2%. The decrease in net sales in fiscal 2009 resulted primarily from a decrease in net sales of the Company's wafer-level products. The decline in net sales of wafer-level products was primarily due to the fact that no significant net sales to Spansion were recorded in the third and fourth quarters of 2009. During fiscal 2009 and the preceding two years, Spansion had been our largest customer. Spansion declared bankruptcy in Japan in February 2009 and in the U.S. in March 2009, and did not subsequently place significant orders with the Company during the remainder of fiscal 2009. Net sales of the Company's wafer-level products in fiscal 2009 were $17.7 million, and decreased $16.2 million from fiscal 2008.

    GROSS PROFIT. Gross profit decreased to $1.2 million for the fiscal year ended May 31, 2009 from $20.0 million for the fiscal year ended May 31, 2008. The decrease in gross profit was primarily the result of the significant decline in net sales, and the $7.2 million provision for excess and obsolete inventory. The majority of the inventory reserves were taken as a result of Spansion's bankruptcy.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses were $20.6 million for the fiscal year ended May 31, 2009, compared with $7.7 million for the fiscal year ended May 31, 2008, an increase of 169.3%. The significant increase in SG&A expenses was primarily due to the $13.6 million increase in the provision for bad debts, related to Spansion's bankruptcy filing. As a percentage of net sales, SG&A expenses increased to 96.3% in the fiscal year ended May 31, 2009 from 19.6% in the fiscal year ended May 31, 2008.

    RESEARCH AND DEVELOPMENT. R&D expenses decreased to $5.8 million for the fiscal year ended May 31, 2009 from $6.5 million for the fiscal year ended May 31, 2008, a decrease of 11.4%. The decrease in R&D expenses was primarily due to a decrease in employment related expenses of $300,000 and project related professional service expenses of $154,000. As a percentage of net sales, R&D expenses increased to 26.9% in the fiscal year ended May 31, 2009 from 16.7% in the fiscal year ended May 31, 2008, resulting from lower net sales.

    IMPAIRMENT OF GOODWILL. The Company reviews goodwill annually or whenever events or circumstances indicate that a decline in value may have occurred. Based on the fair market value of the Company's common stock relative to its book value and revised estimates for its future cash flow and revenue projections, the Company determined that indicators of impairment for our goodwill were present during fiscal year 2009. As a result, the Company tested the goodwill for impairment, determined that it was impaired and recorded a non-cash impairment of goodwill charge of $274,000 for the fiscal year ended May 31, 2009.

    INTEREST INCOME. Interest income decreased to $142,000 for the fiscal year ended May 31, 2009 from $231,000 for the fiscal year ended May 31, 2008, a decrease of 38.5%. The decrease in net interest income in fiscal 2009 was primarily related to lower interest rates.

    OTHER INCOME (EXPENSE), NET. Other income was $277,000 for the fiscal year ended May 31, 2009, compared with $71,000 of other expense for the fiscal year ended May 31, 2008. The increase in other income (expense), net was primarily attributable to a foreign exchange gain of $344,000 recorded by our Japanese subsidiary upon settlement of transactions in fiscal 2009.

    INCOME TAX EXPENSE (BENEFIT). Income tax expense was $4.9 million for the fiscal year ended May 31, 2009, compared with income tax benefit of $4.6 million for the fiscal year ended May 31, 2008. Income tax expense for the fiscal year ended May 31, 2009 included $4.9 million of tax expense related to the reinstatement of the valuation allowance for deferred tax assets, following a determination by management that it is more likely than not that
certain deferred tax assets will not be realized.   The income tax benefit in
the fiscal year ended May 31, 2008 was primarily related to the reversal of a portion of the valuation allowance against the Company's deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

    We consider cash and cash equivalents as liquid and available for use. As of May 31, 2010, the Company had $7.8 million in cash and cash equivalents,
compared to $4.4 million as of May 31, 2009.   This increase resulted
primarily from the cash received in the Company's sales of Spansion bankruptcy claims to third parties, partially offset by operating spending.

    Net cash provided by operating activities was $3.2 million for the fiscal year ended May 31, 2010 and net cash used in operating activities was $11.0 million for the fiscal year ended May 31, 2009. For the fiscal year ended May 31, 2010, net cash provided by operating activities was primarily the result of the net loss of $0.5 million as adjusted to exclude the effect of non-cash charges including stock-based compensation expense of $1.7 million and depreciation and amortization of $0.7 million, as well as the decrease in inventories of $0.8 million. The decrease in inventories was primarily due to the sale of certain goods from existing stock on hand, without subsequent purchases of replacement raw materials in fiscal 2010. For the fiscal year ended May 31, 2009, net cash used in operating activities was primarily driven by net loss of $30.0 million, partially offset by increases of $13.7 million in the provision for bad debts and a decrease of $4.9 million in deferred income tax assets. During the fiscal year ended May 31, 2009, the Company recorded bad debts of $13.7 million as a result of Spansion's bankruptcy filing. The decrease in deferred income tax assets was primarily due to tax expense related to the reinstatement of the valuation allowance for deferred tax assets, following a determination by management that it is more likely than not that certain deferred tax assets will not be realized.

    Net cash used in investing activities was $69,000 for the fiscal year ended May 31, 2010 as compared to $1.1 million for the fiscal year ended May 31, 2009. Net cash used in investing activities during the fiscal years ended May 31, 2010 and 2009 was primarily due to the purchase of property and equipment.

    Financing activities provided cash of $176,000 for the fiscal year ended May 31, 2010 as compared to $503,000 for the fiscal year ended May 31, 2009. Net cash provided by financing activities during the fiscal years ended May 31, 2010 and 2009 was primarily due to proceeds from issuance of common stock and exercise of stock options.

    As of May 31, 2010, the Company had working capital of $9.8 million. Working capital consists of cash and cash equivalents, accounts receivable, inventories and prepaid expenses and other current assets, less current liabilities.

    As of May 31, 2009, the Company had $4.4 million in cash and cash
equivalents, compared to $15.6 million as of May 31, 2008.   This decrease
resulted primarily from significant decline in net sales in fiscal 2009.

    Net cash used in operating activities was $11.0 million for the fiscal year ended May 31, 2009 and net cash provided by operating activities was $3.6 million for the fiscal year ended May 31, 2008. For the fiscal year ended May 31, 2009, net cash used in operating activities was primarily driven by net loss of $30.0 million, partially offset by increases of $13.7 million in the provision for bad debts and a decrease of $4.9 million in deferred income tax assets. During the fiscal year ended May 31, 2009, the Company recorded bad debts of $13.7 million as a result of Spansion's bankruptcy filing. The decrease in deferred income tax assets was primarily due to tax expense related to the reinstatement of a valuation allowance for deferred tax assets, following a determination by management that it is more likely than not that certain deferred tax assets will not be realized. For the fiscal year ended May 31, 2008, net cash provided by operating activities was primarily due to net income of $10.6 million and an increase in accrued expenses and deferred revenue of $1.2 million, partially offset by increases of $4.9 million in deferred income taxes and $4.5 million in accounts receivable. The increase in accounts receivable was primarily due to an increase in net sales of FOX-1 products, as well as an increase in the proportion of receivables in Japan, which typically have longer payment terms. The increase in accrued expenses and deferred revenue was due primarily to increased customer advances, warranty and general expense accruals.

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

    Financing activities provided cash of $503,000 for the fiscal year ended May 31, 2009 and $2.3 million for the fiscal year ended May 31, 2008. Net cash provided by financing activities during the fiscal years ended May 31, 2009 and 2008 was primarily due to proceeds from issuance of common stock and exercise of stock options.

    As of May 31, 2009, the Company had working capital of $7.3 million.

    The Company announced in August 1998 that its board of directors had authorized the repurchase of up to 1,000,000 shares of its outstanding common shares. The Company may repurchase the shares in the open market or in privately negotiated transactions, from time to time, subject to market conditions. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase program may be interrupted or discontinued at any time. Any such repurchase of shares, if consummated, may use a portion of the Company's working capital. As of May 31, 2006, the Company had repurchased 523,700 shares at an average price of $3.95. Shares repurchased by the Company are cancelled. During fiscal 2010, 2009 and 2008, the Company did not repurchase any of its outstanding common stock.

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

    The Company anticipates that the existing cash balance together with cash flows from operations, are adequate to meet its working capital and capital equipment requirements through fiscal 2011. After fiscal 2011, depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required, or if available, that such financing can be obtained on terms satisfactory to the Company.

OFF-BALANCE SHEET FINANCING

    The Company has not entered into any off-balance sheet financing arrangements and has not established any special purpose entities.

OVERVIEW OF CONTRACTUAL OBLIGATIONS

    The following table provides a summary of such arrangements, or contractual obligations.



                                         Payments Due by Period (in thousands)
                             --------------------------------------------------------
                                        Less than      1-3         3-5          5
                               Total      1 year      years       years       years
                             ---------  ----------  ----------  ----------  ---------
Operating Leases.............   $2,875      $  554      $1,679        $642        $--
Purchases(1).................      805         805          --          --         --
                             ---------  ----------  ----------  ----------  ---------
Total........................   $3,680      $1,359      $1,679        $642        $--
                             =========  ==========  ==========  ==========  =========

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

RECENT ACCOUNTING PRONOUNCEMENTS:

    In October 2009, the Financial Accounting Standards Board, or FASB, issued authoritative guidance for revenue recognition with multiple deliverables. This authoritative guidance defines the criteria for identifying individual deliverables in a multiple-element arrangement and the manner in which revenues are allocated to individual deliverables. In absence of vendor-specific objective evidence, or VSOE, or other third party evidence, or TPE, of the selling price for the deliverables in a multiple-element arrangement, guidance requires companies to use an estimated selling price, or ESP, for the individual deliverables. Companies shall apply the relative-selling price model for allocating an arrangement's total consideration to its individual elements. Under this model, the ESP is used for both the delivered and undelivered elements that do not have VSOE or TPE of the selling price. This guidance is effective for fiscal years beginning on or after June 15, 2010, and will be applied prospectively to revenue arrangements entered into or materially modified after the effective date. Since the Company will apply the requirements of this authoritative guidance on a prospective basis, the Company is currently unable to evaluate its effect on the Company's consolidated financial statements.

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

    In January 2010, the FASB issued amended standards that require additional fair value disclosures. These amended standards require disclosures for significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and activity. For Level 3 fair value measurements, purchases, sales, issuances and settlements must be reported on a gross basis. Further, additional disclosures are required by class of assets or liabilities, as well as inputs used to measure fair value and valuation techniques. These standards are required to be adopted in the first quarter of 2010. These standards did not have a material impact on the Company's consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

    The Company had no holdings of derivative financial or commodity instruments at May 31, 2010.

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

    A majority of the Company's revenue and capital spending is transacted in U.S. Dollars. However, the Company enters into transactions in other currencies, primarily Japanese Yen. Substantially all sales to Japanese customers are denominated in Yen. Since the price is determined at the time a purchase order is accepted, the Company is exposed to the risks of fluctuations in the Yen-U.S. Dollar exchange rate during the lengthy period from purchase order to ultimate payment. This exchange rate risk is partially offset to the extent that the Company's Japanese subsidiary incurs expenses payable in Yen. To date, the Company has not invested in instruments designed to hedge currency risks. In addition, the Company's Japanese subsidiary typically carries debt or other obligations due to the Company that may be denominated in either Yen or U.S. Dollars. Since the Japanese subsidiary's financial statements are based in Yen and the Company's consolidated financial statements are based in U.S. Dollars, the Japanese subsidiary and the Company recognize foreign exchange gain or loss in any period in which the value of the Yen rises or falls in relation to the U.S. Dollar. A 10% decrease in the value of the Yen as compared with the U.S. Dollar would not be expected to result in a significant change to the Company's net income or loss.

Item 8.   Financial Statements and Supplementary Data


                                    INDEX


Consolidated Financial Statements of Aehr Test Systems

  Report of Independent Registered Public Accounting Firm ............     29

  Consolidated Balance Sheets at May 31, 2010 and 2009................     30

  Consolidated Statements of Operations for the years
    ended May 31, 2010, 2009 and 2008.................................     31

  Consolidated Statements of Shareholders' Equity and
    Comprehensive Income (Loss) for the years ended
    May 31, 2010, 2009 and 2008.......................................     32

  Consolidated Statements of Cash Flows for the years ended
    May 31, 2010, 2009 and 2008.......................................     33

  Notes to Consolidated Financial Statements..........................     34

  Selected Quarterly Consolidated Financial Data (unaudited)..........     52

  Financial statement schedules not listed above are either omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or in the Notes thereto.

                                    REPORT OF
                  INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Shareholders of Aehr Test Systems

    We have audited the accompanying consolidated balance sheets of Aehr Test Systems and its subsidiaries (the "Company") as of May 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended May 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aehr Test Systems and its subsidiaries as of May 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2010 in conformity with accounting principles generally accepted in the United States of America.


/s/ Burr Pilger Mayer, Inc.


San Jose, California
August 26, 2010

                       AEHR TEST SYSTEMS AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    May 31,
                                                           -------------------------
                                                               2010          2009
                                                           ----------     ----------
ASSETS

Current assets:
  Cash and cash equivalents ..........................        $ 7,766        $ 4,360
  Accounts receivable, net ...........................            596            931
  Inventories ........................................          3,635          4,472
  Prepaid expenses and other .........................            445            879
                                                           ----------     ----------
      Total current assets ...........................         12,442         10,642

Property and equipment, net ..........................          1,504          2,741
Other assets .........................................            528            528
                                                           ----------     ----------
      Total assets ...................................        $14,474        $13,911
                                                           ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...................................        $   703        $   995
  Accrued expenses ...................................          1,626          2,107
  Deferred revenue ...................................            286            241
                                                           ----------     ----------
      Total current liabilities ......................          2,615          3,343

Income tax payable ...................................            298            299
Deferred lease commitment ............................            280            306
                                                           ----------     ----------
      Total liabilities ..............................          3,193          3,948
                                                           ----------     ----------
Commitments and contingencies (Note 14)

Shareholders' equity:
  Preferred stock, $0.01 par value:
    Authorized: 10,000 shares;
    Issued and outstanding: none .....................             --             --
  Common stock, $0.01 par value:
    Authorized: 75,000 shares;
    Issued and outstanding: 8,664 shares and 8,496
      shares at May 31, 2010 and 2009, respectively ..             87             85
  Additional paid-in capital .........................         46,459         44,552
  Accumulated other comprehensive income .............          2,690          2,800
  Accumulated deficit ................................        (37,955)       (37,474)
                                                           ----------     ----------
      Total shareholders' equity .....................         11,281          9,963
                                                           ----------     ----------
      Total liabilities and shareholders' equity .....        $14,474        $13,911
                                                           ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                       AEHR TEST SYSTEMS AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          Year Ended May 31,
                                                   --------------------------------
                                                       2010       2009       2008
                                                   ---------- ---------- ----------
Net sales
  Product sales...............................         $8,934    $21,407    $39,041
  Cancellation charges........................          2,740         --         --
                                                   ---------- ---------- ----------
    Total net sales...........................         11,674     21,407     39,041
Cost of sales.................................          5,571     20,223     19,072
                                                   ---------- ---------- ----------
Gross profit..................................          6,103      1,184     19,969
                                                   ---------- ---------- ----------
Operating expenses:
  Selling, general and administrative.........          6,094     20,623      7,657
  Research and development....................          4,758      5,762      6,501
  Impairment of goodwill......................             --        274         --
  Gain on sale of bankruptcy claim............         (3,993)        --         --
                                                   ---------- ---------- ----------
    Total operating expenses..................          6,859     26,659     14,158
                                                   ---------- ---------- ----------
(Loss) income from operations.................           (756)   (25,475)     5,811

Interest income...............................              5        142        231
Other income (expense), net...................            131        277        (71)
                                                   ---------- ---------- ----------
(Loss) income before income tax
  (benefit) expense...........................           (620)   (25,056)     5,971

Income tax (benefit) expense..................           (139)     4,915     (4,602)
                                                   ---------- ---------- ----------
Net (loss) income ............................          $(481)  $(29,971)   $10,573
                                                   ========== ========== ==========


Net (loss) income per share - basic ..........        $ (0.06)   $ (3.55)   $  1.32

Shares used in per share calculation - basic..          8,563      8,436      8,013

Net (loss) income per share - diluted ........        $ (0.06)   $ (3.55)   $  1.24

Shares used in per share calculation - diluted          8,563      8,436      8,508



The accompanying notes are an integral part of these consolidated financial statements.

                                      AEHR TEST SYSTEMS AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                          AND COMPREHENSIVE INCOME (LOSS)
                                               (IN THOUSANDS)


                                                                Accumulated Other
                                                               Comprehensive Income
                                                               ---------------------
                                   Common Stock   Additional   Unrealized Cumulative
                                -----------------   Paid-in    Investment Translation Accumulated
                                 Shares    Amount   Capital    Gain(Loss) Adjustment    Deficit     Total
                                -------   ------- ---------    ---------  ----------  -----------  -------
Balances, May 31, 2007            7,820       $78   $39,552         $(1)      $1,242     $(18,203) $22,668

  Issuance of common stock
    under employee plans......      539         6     2,337          --           --           --    2,343
  Stock-based compensation....                          907          --           --           --      907
  Adjustment for adoption of
    interpretative guidance on
    uncertainties in income
    taxes.....................       --        --        --          --           --          127      127
  Net income..................       --        --        --          --           --       10,573   10,573
  Net unrealized gain on
    investments...............       --        --        --           1           --           --        1
  Foreign currency
    translation adjustment....       --        --        --          --        1,153           --    1,153
                                                                                                   -------
  Comprehensive income........                                                                      11,727
                                -------   -------   -------    --------    ---------   ----------  -------
Balances, May 31, 2008            8,359        84    42,796          --        2,395       (7,503)  37,772

  Issuance of common stock
    under employee plans......      137         1       502          --           --           --      503
  Stock-based compensation....                        1,254          --           --           --    1,254
  Net loss....................       --        --        --          --           --      (29,971) (29,971)
  Foreign currency
    translation adjustment....       --        --        --          --          405           --      405
                                                                                                   -------
  Comprehensive loss..........                                                                     (29,566)
                                -------   -------   -------    --------    ---------   ----------  -------
Balances, May 31, 2009            8,496        85    44,552          --        2,800      (37,474)   9,963

  Issuance of common stock
    under employee plans......      168         2       174          --           --           --      176
  Stock-based compensation....                        1,733          --           --           --    1,733
  Net loss....................       --        --        --          --           --         (481)    (481)
  Foreign currency
    translation adjustment....       --        --        --          --         (110)         --      (110)
                                                                                                   -------
  Comprehensive loss..........                                                                        (591)
                                -------   -------   -------    --------    ---------   ----------  -------
Balances, May 31, 2010            8,664       $87   $46,459         $--       $2,690     $(37,955) $11,281
                                =======   =======   =======    ========    =========   ==========  =======




The accompanying notes are an integral part of these consolidated financial statements.

                      AEHR TEST SYSTEMS AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                            Year Ended May 31,
                                                    ---------------------------------
                                                       2010        2009        2008
                                                    ---------   ---------   ---------
Cash flows from operating activities:
  Net (loss) income .............................      $ (481)   $(29,971)    $10,573
  Adjustments to reconcile net (loss) income to
    net cash provided by (used in) operating
    activities:
    Stock-based compensation expense.............       1,733       1,270         891
    Provision for doubtful accounts..............          59      13,655         100
    Loss on disposal of property and equipment...         301           6           3
    Impairment of goodwill.......................          --         274          --
    Depreciation and amortization................         690         644         474
    Deferred income taxes........................          --       4,943      (4,943)
    Changes in operating assets and liabilities:
      Accounts receivable........................         267      (3,612)     (4,455)
      Inventories................................         837       5,721        (492)
      Deferred lease commitment .................         (26)         37           9
      Accounts payable...........................        (446)     (1,986)        464
      Income tax payable.........................          28           2        (119)
      Accrued expenses and deferred revenue......        (138)     (1,532)      1,193
      Prepaid expenses and other.................         423        (487)        (74)
                                                    ---------   ---------   ---------
        Net cash provided by (used in)
          operating activities...................       3,247     (11,036)      3,624
                                                    ---------   ---------   ---------
Cash flows from investing activities:
    Purchase of investments......................          --          --        (500)
    Proceeds from sales and maturity
      of investments.............................          --          --       3,488
    Purchase of property and equipment ..........         (69)     (1,113)     (1,056)
                                                    ---------   ---------   ---------
        Net cash (used in) provided by
          investing activities...................         (69)     (1,113)      1,932
                                                    ---------   ---------   ---------
Cash flows from financing activities:
    Proceeds from issuance of common stock
      and exercise of stock options..............         176         503       2,343
                                                    ---------   ---------   ---------
        Net cash provided by
          financing activities...................         176         503       2,343
                                                    ---------   ---------   ---------

Effect of exchange rates on cash and
    cash equivalents.............................          52         358       1,185
                                                    ---------   ---------   ---------
        Net (decrease) increase in cash and
          cash equivalents.......................       3,406     (11,288)      9,084

Cash and cash equivalents, beginning of year.....       4,360      15,648       6,564
                                                    ---------   ---------   ---------
Cash and cash equivalents, end of year...........      $7,766     $ 4,360     $15,648
                                                    =========   =========   =========
Supplemental cash flow information:
    Cash paid during the year for:
      Income taxes   ............................         $--        $223        $126



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

LIQUIDITY:

     Since inception, the Company has incurred substantial cumulative losses and negative cash flows from operations. During the second half of fiscal 2009 and fiscal 2010, the Company experienced a substantial decrease in its net sales as a result of a major customer filing bankruptcy and the slowdown in the semiconductor manufacturing industry. In response to the low levels of net sales, the Company took significant steps to minimize expense levels and to increase the likelihood that it will have sufficient cash to support operations during the slow business periods. Those steps include reductions in headcount, reduced compensation for officers and other salaried employees, a Company-wide shutdown for one week each month and lower fees paid to the Board of Directors, among other spending cuts. At times, the Company may choose to modify or eliminate these cuts. The Company will continue to explore methods to reduce its costs.

    The Company filed a claim in the Spansion Inc., or Spansion, U.S. bankruptcy action. In the first quarter of fiscal 2010, the Company sold a portion, $11,364,000, of its Spansion U.S. bankruptcy claim to a third party for a net proceeds of $3,289,000 and recorded the amount as a reduction of operating expenses. In the third quarter of fiscal 2010, the Company sold the remaining balance, $7,117,000, of its Spansion U.S. bankruptcy claim to a third party for net proceeds of $4,626,000 and recorded $2,740,000 as net sales related to cancellation charges, $1,302,000 as deferred revenue and $584,000 as a reduction of operating expenses. In the fourth quarter of fiscal 2010, the Company received the remaining payment of $120,000 due from it's bankruptcy claim sale completed in the first quarter of fiscal 2010 and recognized the amount as a reduction of operating expenses. The $1,302,000 deferred at the end of the third quarter of fiscal 2010 was recognized as product sales during the fourth quarter of fiscal 2010 in connection with the delivery of products.

    The Company anticipates that the existing cash balance together with cash flows from operations, are adequate to meet its working capital and capital equipment requirements through fiscal 2011. After fiscal 2011, depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required, or if available, that such financing can be obtained on terms satisfactory to the Company.

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

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS:

    Assets and liabilities of the Company's foreign subsidiaries and branch office are translated into U.S. Dollars from Japanese Yen, Euros and New Taiwan Dollars using the exchange rate in effect at the balance sheet date. Additionally, their net sales and expenses are translated using exchange rates approximating average rates prevailing during the fiscal year. Translation adjustments that arise from translating their financial statements from their local currencies to U.S. Dollars are accumulated and reflected as a separate component of shareholders' equity.

    Transaction gains and losses that arise from exchange rate changes denominated in currencies other than the local currency are included in the statements of operations as incurred. See Note 11 for the detail of foreign exchange transaction gains (losses) for all periods presented.

USE OF ESTIMATES:

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

    In the first quarter of fiscal 2010, the Company adopted revised accounting guidance for the fair value measurements and disclosure for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

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

    The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2010 (in thousands):


                                 Balance as of
                                 May 31, 2010     Level 1     Level 2
                                --------------   --------   ---------

Money market funds...........           $6,428     $6,428        $ --
                                --------------   --------   ---------
                                        $6,428     $6,428        $ --
                                ==============   ========   =========

Liabilities..................           $   --     $   --        $ --
                                ==============   ========   =========


    As of May 31, 2010, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS:

    Accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. The Company also reviews its trade receivables by aging category to identify specific customers with known disputes or collection issues. The Company exercises judgment when determining the adequacy of these reserves as the Company evaluates historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received. During the year ended May 31, 2009, the Company recorded a $13,558,000 increase in its allowance for doubtful accounts as a result of its major customer filing for bankruptcy. During the year ended May 31, 2010, the allowance for doubtful accounts decreased by $12,330,000 due primarily to the write-off of the Spansion U.S. accounts receivable.

CONCENTRATION OF CREDIT RISK:

    The Company sells its products primarily to semiconductor manufacturers in North America, Asia, and Europe. As of May 31, 2010, approximately 2%, 81% and 17% of gross accounts receivable are from customers located in the United States, Asia and Europe, respectively. As of May 31, 2009, approximately 76%, 22% and 2% of gross accounts receivable are from customers located in the United States, Asia and Europe, respectively. Two customers accounted for 71% and 14% of gross accounts receivable at May 31, 2010. One customer accounted for 91% of gross accounts receivable at May 31, 2009. Three customers accounted for 55%, 12% and 11% of net sales in fiscal 2010. One customer accounted for 80% of net sales in both fiscal 2009 and 2008. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. While the Company has historically maintained reserves within management expectations, as a result of the bankruptcy filing of a key customer during the fiscal year ended May 31, 2009, specific reserves were established. The specific reserves established for this customer accounted for virtually all the allowance for doubtful accounts at May 31, 2009. The Company uses letter of credit terms for some of its international customers.

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

CONCENTRATION OF SUPPLY RISK:

    The Company relies on third parties to manufacture its products, and depends on them for the supply and quality of its products. Quality or performance failures of the Company's products or changes in its manufacturers' financial or business condition could disrupt the Company's ability to supply quality products to its customers and thereby have a material and adverse effect on its business and operating results. Some of the components and technologies used in the Company's products are purchased and licensed from a single source or a limited number of sources. The loss of any of these suppliers may cause the Company to incur additional transition costs, result in delays in the manufacturing and delivery of its products, or cause it to carry excess or obsolete inventory and could cause it to redesign its products.

STRATEGIC INVESTMENTS:

    The Company invests in debt and equity of private companies as part of its business strategy. These investments are carried at cost and are included in "Other Assets" in the consolidated balance sheets. If the Company determines that an other-than-temporary decline exists in the fair value of an investment, the Company writes down the investment to its fair value and records the related write-down as an investment loss in "Other Income (Expense)" in its consolidated statements of operations. At May 31, 2010 and 2009, the carrying value of the strategic investments was $384,000.

INVENTORIES:

    Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out method) or market. Provisions for excess, obsolete and unusable inventories are made after management's evaluation of future demand and market conditions. The Company adjusts inventory balances to approximate the lower of its manufacturing costs or market value. If actual future demand or market conditions become less favorable than those projected by management, additional inventory write-downs may be required, and would be reflected in cost of product revenue in the period the revision is made. During the year ended May 31, 2009, the Company recorded a $7,203,000 charge to cost of sales to reduce its inventory to net realizable value primarily as a result of the bankruptcy filing of its major customer.

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

Furniture and fixtures..........................  2 to 6 years

Machinery and equipment.........................  4 to 6 years

Test equipment..................................  4 to 6 years

GOODWILL:

    Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in the Company's
acquisition of its Japanese subsidiary.   The Company reviews goodwill
annually or whenever events or circumstances indicate that a decline in value may have occurred. Based on the fair market value of the Company's common stock relative to its book value and revised estimates for its future cash flow and revenue projections, the Company determined that indicators of impairment for its goodwill were present during fiscal year 2009. As a result, the Company tested the goodwill for impairment, determined that it was impaired and recorded a non-cash impairment of goodwill charge of $274,000 for the fiscal year ended May 31, 2009. Gross goodwill and accumulated impairment losses were $274,000 at May 31, 2010 and 2009.

REVENUE RECOGNITION:

    The Company's selling arrangements may include contractual customer acceptance provisions. Installation of products occurs after shipment and transfer of title. The Company recognizes revenue upon the shipment of products or the performance of services when: (1) persuasive evidence of the arrangement exists; (2) services have been rendered; (3) the price is fixed or determinable; and (4) collectibility is reasonably assured. The Company defers recognition of revenue for any amounts subject to acceptance until such acceptance occurs. When multiple elements exist, the Company allocates the purchase price based on vendor specific objective evidence or third-party evidence of fair value and defers revenue recognition on the undelivered portion. Historically, these multiple deliverables have included items such as extended support provisions, training to be supplied after delivery of the systems, and test programs specific to customers' routine applications. The test programs can be written either by the customer, other firms, or the Company. The amount of revenue deferred is the greater of the fair value of the undelivered element or the contractually agreed to amounts. Sales tax collected from customers is not included in net sales but rather recorded as a liability due to the respective taxing authorities. Provisions for the estimated future cost of warranty and installation are recorded at the time the products are shipped.

    Royalty-based revenue related to licensing income from performance test boards and burn-in boards is recognized upon the earlier of the receipt by the Company of the licensee's report related to its usage of the licensed intellectual property or upon payment by the licensee. This revenue is recorded in net sales.

    The Company's terms of sales with distributors are generally FOB shipping point with payment due within 60 days. All products go through in-house testing and verification of specifications before shipment. Apart from warranty reserves, credits issued have not been material as a percentage of net sales. The Company's distributors do not generally carry inventories of the Company's products. Instead, the distributors place orders with the Company at or about the time they receive orders from their customers. The Company's shipment terms to our distributors do not provide for credits or rights of return. Because the Company's distributors do not generally carry inventories of our products, they do not have rights to price protection or to return products. At the time the Company ships products to the distributors,
the price is fixed.   Subsequent to the issuance of the invoice, there are no
discounts or special terms. The Company does not give the buyer the right to return the product or to receive future price concessions. The Company's arrangements do not include vendor consideration.

PRODUCT DEVELOPMENT COSTS AND CAPITALIZED SOFTWARE:

    Costs incurred in the research and development of new products or systems are charged to operations as incurred. Costs incurred in the development of software programs for the Company's products are charged to operations as incurred until technological feasibility of the software has been established. Generally, technological feasibility is established when the software module performs its primary functions described in its original specifications, contains features required for it to be usable in a production environment, is completely documented and the related hardware portion of the product is complete. After technological feasibility is established, any additional costs are capitalized. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use. Capitalized costs are amortized over the estimated life of the related software product using the greater of the units of sales or straight-line methods over ten years. No system software development costs were capitalized or amortized in fiscal 2010, 2009 and 2008.

IMPAIRMENT OF LONG-LIVED ASSETS:

    In the event that facts and circumstances indicate that the carrying value of assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying value to determine if a write-down is required.

ADVERTISING COSTS:

    The Company expenses all advertising costs as incurred and the amounts were not material for all periods presented.

SHIPPING AND HANDLING OF PRODUCTS:

    Amounts billed to customers for shipping and handling of products are included in net sales. Costs incurred related to shipping and handling of products are included in cost of sales.

INCOME TAXES:

    Income taxes have been provided using the liability method whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and net operating loss and tax credit carryforwards measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse or the carryforwards are utilized. Valuation allowances are established when it is determined that it is more likely than not that such assets will not be realized.

    During the fiscal year ended May 31, 2008 a partial release of the valuation allowance previously established was made based upon the Company's current level of profitability and the level of forecasted future earnings. During fiscal 2009, a full valuation allowance was established against all deferred tax assets as management determined that it is more likely than not that certain deferred tax assets will not be realized.

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

STOCK-BASED COMPENSATION:

    Stock-based compensation expense consists of expenses for stock options and employee stock purchase plan, or ESPP, shares. Stock-based compensation cost is measured at each grant date, based on the fair value of the award using the Black-Scholes option valuation model, and is recognized as expense over the employee's requisite service period. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. The Company's employee stock options have characteristics significantly different from those of publicly traded options. All of the Company's stock compensation is accounted for as an equity instrument.

    The following table summarizes compensation costs related to the Company's stock-based compensation for the years ended May 31, 2010, 2009 and 2008, respectively (in thousands, except per share data):

                                                        Year Ended
                                                          May 31,
                                                    --------------------
                                                     2010   2009   2008
                                                    ------ ------ ------
Stock-based compensation in the form of employee
  stock options and ESPP shares, included in:

Cost of sales...................................      $293   $230   $134
Selling, general and administrative.............       901    640    478
Research and development........................       539    400    279
                                                    ------ ------ ------
Total stock-based compensation..................     1,733  1,270    891
Tax effect on stock-based compensation..........        --     --    (18)
                                                    ------ ------ ------
Net effect on net (loss) income.................    $1,733 $1,270   $873
                                                    ====== ====== ======
Effect on net (loss) income per share:
  Basic. . . . . . . . . . . . . . . . .             $0.20  $0.15  $0.11
  Diluted. . . . . . . . . . . . . . . .             $0.20  $0.15  $0.10


    As of May 31, 2010 and May 31, 2009, none of the stock-based compensation costs were capitalized as part of inventory.

    During fiscal 2010, 2009 and fiscal 2008, the Company recorded stock-based compensation related to stock options of $1,511,000, $1,115,000 and $750,000, respectively.

    In the second quarter of fiscal 2010, the seven officers of the Company elected to forfeit certain stock options previously granted. The forfeiture of these options resulted in the immediate recognition of the unamortized portion of stock compensation expense of $465,000.

    As of May 31, 2010, the total compensation cost related to unvested stock-based awards under the Company's 1996 Stock Option Plan and 2006 Equity Incentive Plan, but not yet recognized, was $1,181,000 which is net of estimated forfeitures of $3,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.5 years.

    During fiscal 2010, 2009 and fiscal 2008, the Company recorded stock-based compensation related to its ESPP of $222,000, $155,000 and $141,000, respectively.

    As of May 31, 2010, the total compensation cost related to options to purchase the Company's common shares under the ESPP but not yet recognized was $123,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 0.9 years.

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

    Fair Value. The fair values of the Company's stock options granted to employees and ESPP shares in fiscal 2010, 2009 and 2008 were estimated using the following weighted average assumptions in the Black-Scholes option valuation method.

    The fair value of our stock options granted to employees in fiscal 2010, 2009 and 2008 was estimated using the following weighted-average assumptions:

                                                Year Ended May 31,
                                        ----------------------------------
                                           2010        2009        2008
                                        ----------  ----------  ----------
Option Plan Shares
Expected Term (in years)...............          5           5           5
Volatility.............................       0.78        0.74        0.74
Expected Dividend......................      $0.00       $0.00       $0.00
Risk-free Interest Rates...............      2.53%       2.99%       4.59%
Weighted Average Grant Date Fair Value.      $0.56       $3.67       $3.94


    The fair value of our ESPP shares for the fiscal 2010, 2009 and 2008 was estimated using the following weighted-average assumptions:

                                                 Year Ended May 31,
                                         -----------------------------------
                                             2010        2009        2008
                                         ----------- ----------- -----------
Employee Stock Purchase Plan Shares
Expected Term (in years)................  0.5 - 2.0   0.5 - 2.0   0.5 - 2.0
Volatility.............................. 0.89 - 1.01 0.62 - 1.08 0.43 - 0.69
Expected Dividend.......................    $0.00       $0.00       $0.00
Risk-free Interest Rates................  0.2%-1.1%   0.4%-2.6%   2.2%-4.9%
Weighted Average Grant Date Fair Value..    $0.84       $1.28       $2.15

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

    A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                   Year Ended May 31,
                                            --------------------------------
                                                2010       2009       2008
                                            ---------- ---------- ----------
Numerator: Net (loss) income................     $(481)  $(29,971)   $10,573
                                            ---------- ---------- ----------
Denominator for basic net (loss) income
  per share:
  Weighted-average shares outstanding.......     8,563      8,436      8,013
                                            ---------- ---------- ----------
Shares used in basic net (loss) income
  per share calculation.....................     8,563      8,436      8,013

Effect of dilutive securities...............        --         --        495
                                            ---------- ---------- ----------
Denominator for diluted net (loss) income
  per share.................................     8,563      8,436      8,508
                                            ---------- ---------- ----------

Basic net (loss) income per share...........    $(0.06)    $(3.55)    $ 1.32
                                            ========== ========== ==========
Diluted net (loss) income per share.........    $(0.06)    $(3.55)    $ 1.24
                                            ========== ========== ==========

    For purposes of computing diluted earnings per share, weighted average potential common shares do not include stock options with an exercise price greater than the average fair value of the Company's common stock for the period, as the effect would be anti-dilutive. Potential common shares have not been included in the calculation of diluted net loss per share for the fiscal years ended May 31, 2010 and 2009, as the effect would be anti-dilutive. As such the numerator and the denominator used in computing both basic and diluted net loss per share for fiscal years ended May 31, 2010 and 2009 are the same. Stock options to purchase 1,949,000, 1,636,000 and 524,000 shares of common stock were outstanding on May 31, 2010, 2009 and 2008, respectively, but not included in the computation of diluted income per share, because the inclusion of such shares would be anti-dilutive.

COMPREHENSIVE INCOME (LOSS):

    Comprehensive income (loss) generally represents all changes in shareholders' equity except those resulting from investments or contributions by shareholders. Unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments are included in the Company's components of comprehensive income (loss), which are excluded from net income
(loss). Comprehensive income (loss) is included in the statement of shareholders' equity and comprehensive income (loss).

RECENT ACCOUNTING PRONOUNCEMENTS:

    In October 2009, the Financial Accounting Standards Board, or FASB, issued authoritative guidance for revenue recognition with multiple deliverables. This authoritative guidance defines the criteria for identifying individual deliverables in a multiple-element arrangement and the manner in which revenues are allocated to individual deliverables. In absence of vendor-specific objective evidence, or VSOE, or other third party evidence, or TPE, of the selling price for the deliverables in a multiple-element arrangement, guidance requires companies to use an estimated selling price, or ESP, for the individual deliverables. Companies shall apply the relative-selling price model for allocating an arrangement's total consideration to its individual elements. Under this model, the ESP is used for both the delivered and undelivered elements that do not have VSOE or TPE of the selling price. This guidance is effective for fiscal years beginning on or after June 15, 2010, and will be applied prospectively to revenue arrangements entered into or materially modified after the effective date. Since the Company will apply the requirements of this authoritative guidance on a prospective basis, the Company is currently unable to evaluate its effect on the Company's consolidated financial statements.

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

    In January 2010, the FASB issued amended standards that require additional fair value disclosures. These amended standards require disclosures for significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and activity. For Level 3 fair value measurements, purchases, sales, issuances and settlements must be reported on a gross basis. Further, additional disclosures are required by class of assets or liabilities, as well as inputs used to measure fair value and valuation techniques. These standards are required to be adopted in the first quarter of 2010. These standards did not have a material impact on the Company's consolidated financial statements.

2. ACCOUNTS RECEIVABLE:

     Accounts receivable comprise (in thousands):

                                                     May 31,
                                            ----------------------
                                               2010        2009
                                            ----------  ----------
Trade accounts receivable...............        $2,007     $14,672
Less: Allowance for doubtful accounts...        (1,411)    (13,741)
                                            ----------  ----------
                                                  $596        $931
                                            ==========  ==========


                                      Additions
                          Balance at  Charged to               Balance
                          beginning   costs and                 at end
                           of year     expenses   Deductions*  of year
                          ----------  ----------  ----------  ----------
Allowance for doubtful
   accounts receivable:

     May 31, 2010            $13,741         $59     $12,389      $1,411
                          ==========  ==========  ==========  ==========

     May 31, 2009               $183     $13,655         $97     $13,741
                          ==========  ==========  ==========  ==========

     May 31, 2008                $87        $100          $4        $183
                          ==========  ==========  ==========  ==========


* Deductions include write-offs of uncollectible accounts and collections of amounts previously reserved.

3. INVENTORIES:

     Inventories comprise (in thousands):

                                                   May 31,
                                         -------------------------
                                             2010         2009
                                         ------------ ------------
Raw materials and subassemblies.........       $  754       $1,416
Work in process.........................        2,633        2,509
Finished goods..........................          248          547
                                         ------------ ------------
                                               $3,635       $4,472
                                         ============ ============

4. PROPERTY AND EQUIPMENT:

    Property and equipment comprise (in thousands):

                                                   May 31,
                                         -------------------------
                                             2010         2009
                                         ------------ ------------
Leasehold improvements..................       $1,105       $1,104
Furniture and fixtures..................        1,186        1,170
Machinery and equipment.................        4,251        4,221
Test equipment..........................        3,053        3,709
                                         ------------ ------------
                                                9,595       10,204
Less: Accumulated depreciation
  and amortization......................       (8,091)      (7,463)
                                         ------------ ------------
                                               $1,504       $2,741
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

    Following is a summary of changes in the Company's liability for product warranties during the fiscal years ended May 31, 2010 and May 31, 2009 (in thousands):

                                                         Year ended
                                                           May 31,
                                                  -------------------------
                                                      2010         2009
                                                  ------------ ------------
Balance at the beginning of the year............          $314         $387
Accruals for warranties issued during the year..            92          382
Accruals related to pre-existing warranties
 (including changes in estimates)...............           (28)          --
Settlements made during the year
 (in cash or in kind)...........................          (204)        (455)
                                                  ------------ ------------
Balance at the end of the year..................          $174         $314
                                                  ============ ============


    The accrued warranty balance is included in accrued expenses on the accompanying consolidated balance sheets.


6. ACCRUED EXPENSES:

    Accrued expenses comprise (in thousands):


                                                   May 31,
                                         -------------------------
                                             2010         2009
                                         ------------ ------------
Payroll related.........................       $  617       $  628
Professional services...................          171          159
Accrued cancellation charges............            7          195
Accrued construction in progress........           --          317
Commissions and bonuses.................          403          114
Taxes payable...........................           72           89
Warranty................................          174          314
Other...................................          182          291
                                         ------------ ------------
                                               $1,626       $2,107
                                         ============ ============




7.  INCOME TAXES:

    Domestic and foreign components of income (loss) before income tax expense (benefit) are as follows (in thousands):


                                           Year Ended May 31,
                                  --------------------------------------
                                       2010         2009         2008
                                  ------------ ------------ ------------
Domestic.........................        $(805)    $(22,480)      $5,440
Foreign..........................          185       (2,576)         531
                                  ------------ ------------ ------------
                                         $(620)    $(25,056)      $5,971
                                  ============ ============ ============


    The income tax expense (benefit) consists of the following (in thousands):

                                            Year Ended May 31,
                                   --------------------------------------
                                       2010          2009         2008
                                   ------------ ------------ ------------
Federal income taxes:
  Current.........................       $ (185)     $   (57)     $   155
  Deferred........................           --        3,186       (3,186)
State income taxes:
  Current.........................            4           (5)         108
  Deferred........................           --          453         (453)
Foreign income taxes:
  Current.........................           42           34          (97)
  Deferred........................           --        1,304       (1,089)
                                   ------------ ------------ ------------
                                          $(139)      $4,915      $(4,602)
                                   ============ ============ ============



   The Company's effective tax rate differs from the U.S. federal statutory tax rate, as follows:

                                            Year Ended May 31,
                                   --------------------------------------
                                       2010          2009         2008
                                   ------------ ------------ ------------
U.S. federal statutory tax rate...       34.0 %       34.0 %       34.0 %
State taxes, net of federal tax
  effect..........................       (0.6)        (1.8)        (6.1)
Foreign rate differential.........        4.7         (8.9)       (23.1)
Stock-based compensation..........      (92.6)        (1.6)         3.4
Research and development credit...       13.2          1.0         (7.1)
Change in valuation allowance ....       64.5        (42.1)       (76.6)
Other.............................       (0.8)        (0.2)        (1.6)
                                   ------------ ------------ ------------
Effective tax rate................       22.4 %      (19.6)%      (77.1) %
                                   ============ ============ ============

   The components of the net deferred tax asset (liability) are as follows (in thousands):

                                                           May 31,
                                                -------------------------
                                                    2010          2009
                                                ------------ ------------

  Net operating losses.....................        $  8,281     $  3,468
  Credit carryforwards.....................           3,577        3,533
  Inventory reserves.......................           3,340        4,055
  Reserves and accruals....................           2,704        6,753
  Other....................................             636          673
                                                ------------ ------------
                                                     18,538       18,482

Less: Valuation allowance..................         (18,538)     (18,482)
                                                ------------ ------------
Net deferred tax asset.....................        $     --     $     --
                                                ============ ============

    The valuation allowance increased by $56,000 during fiscal 2010, and $14,599,000 during fiscal 2009, and the valuation allowance decreased by $6,066,000 during fiscal 2008. As of May 31, 2010 and 2009, the Company concluded that it is more likely than not that the deferred tax assets will not be realized and therefore provided a full valuation allowance against the deferred tax assets. The Company will continue to evaluate the need for a valuation allowance against its deferred tax assets on a quarterly basis.

    At May 31, 2010, the Company had federal and state net operating loss carryforwards of $21,390,000 and $21,373,000, respectively. These carryforwards will begin to expire in 2024 and 2014, respectively. At May 31, 2010, the Company also had federal and state research and development tax credit carryforwards of $1,767,000 and $3,888,000, respectively. The federal credit carryforward will begin to expire in 2016, and the California credit will carryforward indefinitely. These carryforwards may be subject to certain limitations on annual utilization in case of a change in ownership, as defined by tax law. The Company also has alternative minimum tax credit carryforwards of $91,000 for federal tax purposes and $34,000 for state purposes. The credits may be used to offset regular tax and do not expire.

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

    Foreign net operating loss carryforwards of $1,134,000 are available to reduce future foreign taxable income. The foreign net operating losses will begin to expire in 2012.

    The Company maintains liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available. The Company implemented new authoritative guidance for accounting for uncertain tax positions in the first quarter of fiscal 2008. Upon adoption, the Company recognized a cumulative effect adjustment of $127,000 decreasing its income tax liability for unrecognized tax benefits and decreasing the May 31, 2007 accumulated deficit. The aggregate changes in the balance of gross unrecognized tax benefits are as follows: (in thousands)

Beginning balance as of June 1, 2007.....................         $1,005
Increases related to prior year tax positions............              4
Increases related to current year tax positions .........            159
Decreases related to lapse of statute of limitations.....            (25)
                                                            ------------
Balance at May 31, 2008..................................         $1,143

Increases related to prior year tax positions............             49
Increases related to current year tax positions .........              5
Decreases related to lapse of statute of limitations.....             (7)
                                                            ------------
Balance at May 31, 2009..................................         $1,190

Decreases related to prior year tax positions............             (5)
Decreases related to lapse of statute of limitations.....             (4)
                                                            ------------
Balance at May 31, 2010..................................         $1,181
                                                            ============

    If the ending balance of $1,181,000 of unrecognized tax benefits at May 31, 2010 were recognized, $298,000 would affect the effective income tax rate. In accordance with the Company's accounting policy, it recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company had accrued interest and penalties of $30,000 at May 31, 2010.

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

    In October 2006, the Company's 2006 Equity Incentive Plan and 2006 Employee Stock Purchase Plan ("2006 Plans") were approved by the shareholders. A total of 2,000,000 shares of common stock have been reserved for issuance under the Company's 2006 Equity Incentive Plan. Options granted under the 2006 Equity Incentive Plan are generally for periods not to exceed ten years (five years if the option is granted to a 10% stockholder) and are granted at the fair market value of the stock at the date of grant as determined by the Board of Directors. The 2006 Plans respectively replace the Company's Amended and Restated 1996 Stock Option Plan, which would otherwise have expired in 2006; and the Company's 1997 Employee Stock Purchase Plan, which would have otherwise expired in 2007. The Amended and Restated 1996 Stock Option Plan will continue to govern awards previously granted under that plan.

    As of May 31, 2010, out of the 2,947,000 shares authorized for grant under the 1996 Stock Option Plan and 2006 Equity Incentive Plan, approximately 1,949,000 shares had been granted.

    The following table summarizes the Company's stock option transactions during fiscal 2010, 2009 and 2008 (in thousands, except per share data):

                                            Outstanding Options
                                --------------------------------------------
                                                        Weighted
                                              Number    Average    Aggregate
                                 Available      of      Exercise   Intrinsic
                                  Shares      Shares      Price      Value
                                ----------   --------  ---------  ----------
Balances, May 31, 2007........         745      1,350      $4.38      $2,633

  Options granted.............        (422)       422      $6.24
  Options terminated..........          27        (27)     $6.02
  Options exercised...........          --       (479)     $4.18
                                ----------   --------
Balances, May 31, 2008........         350      1,266      $5.05      $4,632

  Options granted.............        (555)       555      $6.01
  Additional shares reserved..         600         --
  Options terminated..........         141       (141)     $5.37
  Options exercised...........          --        (44)     $4.35
                                ----------   --------
Balances, May 31, 2009........         536      1,636      $5.37          --

  Options granted.............        (560)       560      $0.88
  Additional shares reserved..         800         --
  Options terminated..........         232       (232)     $7.19
  Plan shares expired.........         (10)        --
  Options exercised...........          --        (15)     $2.03
                                ----------   --------
Balances, May 31, 2010........         998      1,949      $3.88        $833
                                ==========   ========

Options exercisable and expected to be
  exercisable at May 31, 2010                   1,910      $3.88        $817
                                             ========

    The options outstanding and exercisable at May 31, 2010 were in the following exercise price ranges (in thousands, except per share data):

                     Options Outstanding              Options Exercisable
                       at May 31, 2010                  at May 31, 2010
            --------------------------------  --------------------------------------
                        Weighted                               Weighted
                        Average     Weighted  Number  Weighted Average
   Range of   Number    Remaining   Average   Exer-   Average  Remaining   Aggregate
   Exercise Outstanding Contractual Exercise  cisable Exercise Contractual Intrinsic
    Prices    Shares   Life (Years)  Price    Shares   Price   Life (Years)  Value
----------- ----------- ----------- --------  ------- -------- ----------- ---------
$0.85-$0.85         527      4.08      $0.85      250    $0.85       4.08
$1.29-$2.81         418      3.02      $2.39      265    $2.51       2.73
$2.84-$5.96         522      1.48      $4.41      468    $4.23       1.41
$6.00-$9.30         355      2.39      $7.21      299    $7.30       2.40
$9.94-$9.94         127      3.07      $9.94       61    $9.94       3.07
            -----------                       -------
$0.85-$9.94       1,949      2.78      $3.88    1,343    $4.20       2.46        398
            ===========                       =======

    The total intrinsic values of options exercised were $7,000, $219,000 and $1,452,000 during fiscal 2010, 2009 and 2008, respectively. The weighted average contractual life of the options exercisable and expected to be exercisable at May 31, 2010 was 2.78 years.

    Options to purchase 1,343,000, 997,000 and 770,000 shares were exercisable at May 31, 2010, 2009 and 2008, respectively. These exercisable options had weighted average exercise prices of $4.20, $4.86 and $4.38 as of May 31, 2010, 2009 and 2008, respectively.

9.  EMPLOYEE BENEFIT PLANS:

EMPLOYEE STOCK OWNERSHIP PLAN:

    The Company has a non-contributory, trusteed employee stock option plan for full-time employees who have completed three consecutive months of service and for part-time employees who have completed one year of service and have attained an age of 21. The Company can contribute either shares of the Company's stock or cash to the plan. The contribution is determined annually by the Company and cannot exceed 15% of the annual aggregate salaries of those employees eligible for participation in the plan. On May 31, 2007, the Company converted the Aehr Test Systems Employee Stock Bonus Plan into the Aehr Test Systems Employee Stock Ownership Plan (the "Plan"). The stock bonus plan was converted to an employee stock ownership plan ("ESOP") to enable the Plan to better comply with changes in the law regarding Company stock. Individuals' account balances vest at a rate of 20% per year commencing upon completion of two years of service. Non-vested balances, which are forfeited following termination of employment, are allocated to the remaining employees in the Plan. Under the Plan provisions, each employee who reaches age fifty-five (55) and has been a participant in the Plan for ten years will be offered an election each year to direct the transfer of up to 25% of his/her ESOP account to the employee self-directed account in the Savings & Retirement Plan. For anyone who met the above prerequisites, the first election to diversify holdings was offered after May 31, 2008. In the sixth year, employees will be able to diversify up to 50% of their ESOP accounts. Contributions of $150,000, $60,000 and $177,000 were authorized for the plan during fiscal 2010, 2009 and 2008, respectively. The contribution amounts are recorded as compensation expense, in the period authorized and included in accrued liabilities, in the period authorized. Contributions of 64,516 shares were made to the ESOP during fiscal 2010 for fiscal 2009. Contributions of 20,334 shares were made to the ESOP during fiscal 2009 for fiscal 2008. Contributions of 25,661 shares were made to the ESOP during 2008 for fiscal 2007. The contribution for fiscal 2010 will be made in fiscal 2011. Shares held in the ESOP are included in the EPS calculation.

401(K) PLAN:

    The Company maintains a defined contribution savings plan (the "401(k) Plan") to provide retirement income to all qualified employees of the Company. The 401(k) Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan is funded by voluntary pre-tax contributions from employees. Contributions are invested, as directed by the participant, in investment funds available under the 401(k) Plan. The Company is not required to make, and did not make, any contributions to the 401(k) Plan during fiscal 2010, 2009 and 2008.

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

    In October 2006, the Company's shareholders approved the 2006 Employee Stock Purchase Plan, or 2006 Purchase Plan. A total of 450,000 shares of the Company's common stock were reserved for issuance under the 2006 Purchase Plan. The 2006 Purchase Plan has consecutive, overlapping, twenty-four month offering periods. Each twenty-four month offering period includes four six month purchase periods. The offering periods generally begin on the first trading day on or after April 1 and October 1 each year. The first exercise date under the 2006 Purchase Plan was April 1, 2007. All employees who work a minimum of 20 hours per week and are customarily employed by the Company (or an affiliate thereof) for at least five months per calendar year are eligible to participate. Under the 2006 Purchase Plan, shares are purchased through employee payroll deductions at exercise prices equal to 85% of the lesser of the fair market value of the Company's common stock at either the first day of an offering period or the last day of the purchase period. If a participant's rights to purchase stock under all employee stock purchase plans of the Company accrue at a rate which exceeds $25,000 worth of stock for a calendar year, such participant may not be granted an option to purchase stock under the 2006 Purchase Plan. For the years ended May 31, 2010, 2009 and 2008, approximately 89,000, 73,000 and 34,000 shares of common stock, respectively, were issued under the plans. To date, 608,000 shares have been issued under both employee stock purchase plans.

10.  STOCKHOLDER RIGHTS PLAN:

    The Company's Board of Directors adopted a Stockholder Rights Plan on March 5, 2001, under which a dividend of one Right to purchase one one-thousandth of a share of the Company's Series A Participating Preferred Stock was distributed for each outstanding share of the Company's common stock. The plan entitled each Right holder to purchase 1/1000th of a share of the Company's Series A Participating Preferred Stock at an exercise price of $35.00, subject to adjustment, in certain events, such as a tender offer to acquire 20% or more of the Company's outstanding common stock. Under some circumstances, such as if a person or group acquires 20% or more of the Company's common stock prior to redemption of the Rights, the plan entitled such holders (other than an acquiring party) to purchase the Company's common stock having a market value at that time of twice the Right's exercise price. The Rights expired on April 3, 2010.

11.  OTHER INCOME (EXPENSE), NET:

    Other income (expense), net comprises the following (in thousands):


                                            Year Ended May 31,
                                    -----------------------------------
                                       2010         2009         2008
                                    ----------- ----------- -----------
Foreign exchange gain (loss)......         $118        $331        $(48)
Other, net........................           13         (54)        (23)
                                    ----------- ----------- -----------
                                           $131        $277        $(71)
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

    The following presents information about the Company's operations in different geographic areas (in thousands):


                                    United
                                    States      Asia      Europe       Total
                                   ---------  ---------  ---------   ---------
2010:
  Net sales......................    $11,080       $256       $338     $11,674
  Property and equipment, net....      1,412         77         15       1,504

2009:
  Net sales......................    $17,268     $3,208       $931     $21,407
  Property and equipment, net....      2,642         88         11       2,741

2008:
  Net sales......................    $18,956    $19,177       $908     $39,041
  Property and equipment, net....      2,193         67         18       2,278


    The Company's foreign operations are primarily those of its Japanese and German subsidiaries. Substantially all of the sales of the subsidiaries are made to unaffiliated Japanese or European customers. Net sales exclude intercompany transactions.

13.  RELATED PARTY TRANSACTIONS:

    The Company has entered into transactions with ESA Electronics Pte Ltd., or ESA, in which the Company owned a 12.5% interest at May 31, 2010, 2009 and 2008. ESA purchased goods from the Company for $34,000, $30,000 and $7,000 during fiscal 2010, 2009 and 2008, respectively. In addition, the Company purchased goods from ESA for $2,000, $3,000 and $2,000 in fiscal 2010, 2009 and 2008, respectively. At May 31, 2010 and 2009, the Company had no amounts payable to ESA. At May 31, 2010 and 2009, the Company had no amounts receivable from ESA.

    Mario M. Rosati, one of the Company's directors, is also a member of Wilson Sonsini Goodrich & Rosati, Professional Corporation, which has served as the Company's outside corporate counsel and has received compensation at normal commercial rates for these services.

14. COMMITMENTS AND CONTINGENCIES:

COMMITMENTS

    The Company leases most of its manufacturing and office space under operating leases. The Company entered into non-cancelable operating lease agreements for its United States manufacturing and office facilities and maintains equipment under non-cancelable operating leases in Germany. The Company's principal administrative and production facilities are located in Fremont, California, in a 51,289 square foot building. The term of the Company's current lease commenced on April 1, 2008 and ends on June 30, 2015. The Company has an option to extend the lease for an additional period at rates to be determined. The Company's facility in Japan is located in Tokyo in a 4,294 square foot building under a cancellable lease whose term commenced on October 1, 2007 and ends on September 30, 2010; the Company is in renewal negotiations with the landlord. The Company leases a sales and support office in Utting, Germany. The lease, which began February 1, 1992 and expires January 31, 2011, contains an automatic twelve months renewal, at rates to be determined, if no notice is given prior to six months from expiry. Under the lease agreements, the Company is responsible for payments of utilities, taxes and insurance.

    Minimum annual rentals payments under operating leases in each of the next five fiscal years and thereafter are as follows (in thousands):

Years Ending May 31,
2011....................................      $  554
2012....................................         546
2013....................................         560
2014....................................         573
2015....................................         593
Thereafter..............................          49
                                              ------
Total                                         $2,875
                                              ======

    Rental expense for the years ended May 31, 2010, 2009 and 2008 was $653,000, $684,000 and $927,000, respectively.

    At May 31, 2010 and 2009, the Company had a $50,000 certificate of deposit held by a financial institution representing a security deposit for its United States manufacturing and office space lease. This amount is included in "Other Assets" on the consolidated balance sheets.

PURCHASE OBLIGATIONS

    The Company has purchase obligations to certain suppliers. In some cases the products the Company purchases are unique and have provisions against cancellation of the order. At May 31, 2010, the Company had $805,000 of purchase obligations which are due within the following 12 months. This amount does not include contractual obligations recorded on the consolidated balance sheets as liabilities.

CONTINGENCIES

    On April 24, 2009, Aehr Test Systems Japan filed a claim against Spansion Japan in the Tokyo District Court for claims for goods and services provided to Spansion. The claim consists primarily of accounts receivable for goods and services provided, interest, and cancellation charges for goods and services ordered by Spansion which were not delivered to Spansion. These orders were canceled due to Spansion's failure to pay per terms. The Company has been advised that it may receive a small payment through the Japan bankruptcy action.

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

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

    The following table (presented in thousands, except per share data) sets forth selected unaudited condensed consolidated statements of operations data for each of the four quarters of the fiscal years ended May 31, 2010 and 2009. The unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in the Company's opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair statement of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period and should be read in conjunction with the audited consolidated financial statements of the Company's and the notes thereto included elsewhere herein.


                                                      Three Months Ended
                                        ------------------------------------------
                                         Aug. 31,   Nov. 30,   Feb. 28,    May 31,
                                           2009       2009       2010       2010
                                        ---------  ---------  ---------  ---------
Net sales..............................    $1,268    $ 1,646     $5,193     $3,567
Gross profit (loss)....................    $  (57)   $   349     $4,015     $1,796
Net income (loss)......................    $  961    $(2,158)    $1,535     $ (819)
Net income (loss) per share (basic)....    $ 0.11    $ (0.25)    $ 0.18     $(0.09)
Net income (loss) per share (diluted)..    $ 0.11    $ (0.25)    $ 0.18     $(0.09)


    During the three months ended August 31, 2009 the Company sold a portion of its Spansion U.S. bankruptcy claim to a third party for net proceeds of approximately $3.3 million and recorded the amount in income from operations.

    During the three months ended November 30, 2009 the seven officers of the Company elected to forfeit certain stock options previously granted. The forfeiture of these options resulted in the immediate recognition of the unamortized portion of stock compensation expense of $465,000.

    During the three months ended February 28, 2010 the Company sold the remaining balance of its Spansion U.S. bankruptcy claim to a third party for net proceeds of approximately $4.6 million and recorded $2.7 million as net sales related to cancellation charges, $1.3 million as deferred revenue and $0.6 million as a reduction of operating expenses.

    During the three months ended May 31, 2010 the Company received the remaining payment of $0.1 million due from its first quarter of fiscal 2010 bankruptcy claim sale and recorded the amount as a reduction of operating expenses and recognized $1.3 million of product sales which was deferred during the three months ended February 28, 2010.

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

           Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that the Company's internal control over financial reporting was effective as of May 31, 2010. This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

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

Item 9B.   Other Information

    None.

                                  PART III

Item 10.   Directors, Executive Officers and Corporate Governance

   The information required by this item is incorporated by reference to the sections entitled "Board Matters and Corporate Governance", "Proposal 1 -- Election of Directors" and "Compensation of Executive Officers" of the Proxy Statement.

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

      3.      Exhibits

              See Item 15(b) below.

(b) Exhibits

    The following exhibits are filed as part of or incorporated by reference into this Report:

Exhibit
  No.                                Description
-------     -----------------------------------------------------------------

  3.1(1)    Restated Articles of Incorporation of Registrant.
  3.2(1)    Bylaws of Registrant.
  3.2(2)    Amended and Restated Bylaws of Registrant.
  4.1(2)    Form of Common Stock certificate.
  4.2(3)    2006 Equity Incentive Plan.
  4.3(3)    2006 Employee Stock Purchase Plan.
 10.1(1)    Amended 1986 Incentive Stock Plan and form of agreement
            thereunder.
 10.2(2)    1996 Stock Option Plan (as amended and restated) and forms of
            Incentive Stock Option Agreement and Nonstatutory Stock Option
            Agreement thereunder.
 10.3(2)    1997 Employee Stock Purchase Plan and form of subscription agreement thereunder.
 10.4(2)    Form of Indemnification Agreement entered into between Registrant and its directors and executive officers.
 10.5(1)    Capital Stock Purchase Agreement dated September 11, 1979 between
            Registrant and certain holders of Common Stock.
 10.6(1)    Capital Stock Investment Agreement dated April 12, 1984 between
            Registrant and certain holders of Common Stock.
 10.7(1)    Amendment dated September 17, 1985 to Capital Stock Purchase
            Agreement dated April 12, 1984 between Registrant and certain holders of Common Stock.
 10.8(1)    Amendment dated February 26, 1990 to Capital Stock Purchase
            Agreement dated April 12, 1984 between Registrant and certain holders of Common Stock.
 10.9(1)    Stock Purchase Agreement dated September 18, 1985 between
            Registrant and certain holders of Common Stock.
 10.10(1)   Common Stock Purchase Agreement dated February 26, 1990 between
            Registrant and certain holders of Common Stock.
 10.11(1)   Lease dated May 14, 1991 for facilities located at 1667 Plymouth
            Street, Mountain View, California.
 10.12(4)   Lease dated August 3, 1999 for facilities located at Building C,
            400 Kato Terrace, Fremont, California.
 10.13(5)   Preferred Shares Rights Agreement dated March 5, 2001.
 10.14(6)   Form of Change of Control Agreement.
 10.15(8)   First Amendment dated May 06, 2008 for facilities located at
            400 Kato Terrace, Fremont, California.
 10.16(9)   Purchase and Sale Agreement between the Company and Fulcrum
            Credit Partners LLC dated August 31, 2009.
 10.17(10)  Purchase and Sale Agreement between the Company and APS Capital
            Corp. dated January 25, 2010.
 16.1(7)    Letter dated December 9, 2005 regarding change in Certifying
            Accountant.
 21.1(1)    Subsidiaries of the Company.
 23.1       Consent of Burr Pilger Mayer, Inc. - Independent Registered
            Public Accounting Firm (filed herewith).
 24.1       Power of Attorney (see page 58).
 31.1       Certification Statement of Chief Executive Officer pursuant to
            Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).
 31.2       Certification Statement of Chief Financial Officer pursuant to
            Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).
 32.1       Certification of Chief Executive Officer and Chief Financial
            Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
------------------------

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

(9) Incorporated by reference to the Exhibit No. 10.1 previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 2009 filed October 14, 2009 (File No. 000-22893).

(10) Incorporated by reference to the Exhibit No. 10.17 previously filed with the Company's Current Report on Form 8-K filed January 29, 2010 (File No. 000-22893).

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 27, 2010
                                AEHR TEST SYSTEMS

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



        Signature                          Title                     Date
--------------------------  -----------------------------------  -----------------
                             Chief Executive Officer
                              and Chairman of the
 /s/ RHEA J. POSEDEL          Board of Directors                 August 27, 2010
--------------------------    (Principal Executive Officer)      -----------------
    Rhea J. Posedel
                             Vice President of Finance
                              and Chief Financial Officer
 /s/ GARY L. LARSON           (Principal Financial and           August 27, 2010
--------------------------    Accounting Officer)                -----------------
    Gary L. Larson


 /s/ ROBERT R. ANDERSON      Director                            August 27, 2010
--------------------------                                       -----------------
    Robert R. Anderson


 /s/ WILLIAM W. R. ELDER     Director                            August 27, 2010
--------------------------                                       -----------------
    William W. R. Elder


 /s/ MUKESH PATEL            Director                            August 27, 2010
--------------------------                                       -----------------
    Mukesh Patel


 /s/ MARIO M. ROSATI	  Director                            August 27, 2010
--------------------------                                       -----------------
    Mario M. Rosati


 /s/ HOWARD T. SLAYEN        Director                            August 27, 2010
--------------------------                                       -----------------
    Howard T. Slayen
