Form 10-Q
period 2010-08-31
AEHR TEST SYSTEMS
filed 2010-10-14
CIK 1040470

                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 2010.

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

                                 Yes           No
                                     ---          ---

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer                    Accelerated filer
                        ---                                   ---
Non-accelerated filer                      Smaller reporting company  X
                      ---                                            ---
(Do not check if a smaller reporting company)



     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes          No   X
                                      ---         ---


     Number of shares of common stock, $0.01 par value, outstanding at September 30, 2010 was 8,678,736.

                                  FORM 10-Q

                   FOR THE QUARTER ENDED AUGUST 31, 2010

                                   INDEX



PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
               August 31, 2010 and May 31, 2010 . . . . . . . . . . . .   4

          Condensed Consolidated Statements of Operations for the
               three months ended August 31, 2010 and 2009. . . . . . .   5

          Condensed Consolidated Statements of Cash Flows for the
               three months ended August 31, 2010 and 2009. . . . . . .   6

          Notes to Condensed Consolidated Financial Statements. . . . .   7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations. . . . . . . . . . . . . . . .  14

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risks. .  18

ITEM 4.  Controls and Procedures. . . . . . . . . . . . . . . . . . . .  19


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . .  20

ITEM 1A. Risk Factors   . . . . . . . . . . . . . . . . . . . . . . . .  20

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds. .  26

ITEM 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . .  26

ITEM 4.  (Removed and Reserved) . . . . . . . . . . . . . . . . . . . .  27

ITEM 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . .  27

ITEM 6.  Exhibits   . . . . . . . . . . . . . . . . . . . . . . . . . .  27

SIGNATURE PAGE  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27

Index to Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . .  28

                        PART I.  FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


                             AEHR TEST SYSTEMS
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                   (in thousands, except per share data)
                                 (unaudited)

                                                   August 31,    May 31,
                                                      2010        2010
                                                  -----------  -----------
                                                                   (1)
                        ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . .     $ 5,405      $ 7,766
  Accounts receivable, net of allowances for
    doubtful accounts of $20 and $1,411 at
    August 31, 2010 and May 31, 2010,
    respectively  . . . . . . . . . . . . . . . .       1,387          596
  Inventories . . . . . . . . . . . . . . . . . .       3,942        3,635
  Prepaid expenses and other. . . . . . . . . . .         190          445
                                                  -----------  -----------
    Total current assets  . . . . . . . . . . . .      10,924       12,442

Property and equipment, net . . . . . . . . . . .       1,360        1,504
Other assets. . . . . . . . . . . . . . . . . . .         538          528
                                                  -----------  -----------
    Total assets  . . . . . . . . . . . . . . . .     $12,822      $14,474
                                                  ===========  ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . .     $   772      $   703
  Accrued expenses. . . . . . . . . . . . . . . .       1,368        1,626
  Deferred revenue. . . . . . . . . . . . . . . .          67          286
                                                  -----------  -----------
    Total current liabilities . . . . . . . . . .       2,207        2,615

Income tax payable. . . . . . . . . . . . . . . .         298          298
Deferred lease commitment . . . . . . . . . . . .         271          280
                                                  -----------  -----------
    Total liabilities . . . . . . . . . . . . . .       2,776        3,193
                                                  -----------  -----------

Shareholders' equity:
  Common stock, $0.01 par value:
    Issued and outstanding: 8,679 shares and
    8,664 shares at August 31, 2010 and
    May 31, 2010, respectively. . . . . . . . . .          87           87
  Additional paid-in capital. . . . . . . . . . .      46,745       46,459
  Accumulated other comprehensive income. . . . .       2,685        2,690
  Accumulated deficit . . . . . . . . . . . . . .     (39,471)     (37,955)
                                                  -----------  -----------
    Total shareholders' equity  . . . . . . . . .      10,046       11,281
                                                  -----------  -----------
    Total liabilities and shareholders' equity. .     $12,822      $14,474
                                                  ===========  ===========


(1) The condensed consolidated balance sheet at May 31, 2010 has been derived from the audited consolidated financial statements at that date.

               The accompanying notes are an integral part of these
                   condensed consolidated financial statements.

                            AEHR TEST SYSTEMS
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share data)
                               (unaudited)

                                                 Three Months Ended
                                                     August 31,
                                               ----------------------
                                                   2010        2009
                                               ----------  ----------
Net sales. . . . . . . . . . . . . . . . . . .     $2,169      $1,268
Cost of sales. . . . . . . . . . . . . . . . .      1,225       1,325
                                               ----------  ----------
Gross profit (loss). . . . . . . . . . . . . .        944         (57)
                                               ----------  ----------
Operating expenses:
  Selling, general and administrative. . . . .      1,518       1,313
  Research and development . . . . . . . . . .      1,142         942
  Gain on bankruptcy claim . . . . . .               (155)     (3,289)
                                               ----------  ----------
      Total operating expenses . . . . . . . .      2,505      (1,034)
                                               ----------  ----------
      (Loss) income from operations. . . . . .     (1,561)        977

Interest income. . . . . . . . . . . . . . . .          2           1
Other income (expense), net. . . . . . . . . .         44         (14)
                                               ----------  ----------
      (Loss)income before income tax expense .     (1,515)        964

Income tax expense . . . . . . . . . . . . . .          1           3
                                               ----------  ----------
Net (loss) income. . . . . . . . . . . . . . .    $(1,516)     $  961
                                               ==========  ==========

Net (loss) income per share - basic. . . . . .     $(0.17)     $ 0.11
Net (loss) income per share - diluted. . . . .     $(0.17)     $ 0.11


Shares used in per share calculations:
  Basic  . . . . . . . . . . . . . . . . . . .      8,667       8,496
  Diluted. . . . . . . . . . . . . . . . . . .      8,667       8,512




            The accompanying notes are an integral part of these
                condensed consolidated financial statements.

                                 AEHR TEST SYSTEMS
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)
                                    (unaudited)

                                                      Three Months Ended
                                                          August 31,
                                                     --------------------
                                                        2010        2009
                                                     ---------   --------
Cash flows from operating activities:
  Net (loss) income.............................       $(1,516)    $  961
  Adjustments to reconcile net (loss) income to
    net cash used in operating activities:
    Stock compensation expense..................           274        305
    Provision for doubtful accounts.............            11          6
    Loss on disposal of assets..................             2         --
    Depreciation and amortization...............           147        181
    Changes in operating assets and liabilities:
      Accounts receivable.......................          (653)       259
      Inventories...............................          (307)       355
      Deferred lease commitment.................            (9)        (5)
      Accounts payable..........................          (292)      (551)
      Income tax payable........................           (20)        (6)
      Accrued expenses and deferred revenue.....          (464)      (356)
      Prepaid expenses and other................           260     (2,865)
                                                     ---------   --------
        Net cash used in
          operating activities..................        (2,567)    (1,716)
                                                     ---------   --------
Cash flows from investing activities:

        Net cash used in
          investing activities..................            --         --
                                                     ---------   --------
Cash flows from financing activities:
    Proceeds from issuance of common stock
      and exercise of stock options.............            12         --
                                                     ---------   --------
        Net cash provided by
          financing activities..................            12         --
                                                     ---------   --------

Effect of exchange rates on cash................           194        101
                                                     ---------   --------
        Net decrease in cash and
          cash equivalents......................        (2,361)    (1,615)

Cash and cash equivalents, beginning of period..         7,766      4,360
                                                     ---------   --------
Cash and cash equivalents, end of period........        $5,405     $2,745
                                                     =========   ========



                The accompanying notes are an integral part of these
                    condensed consolidated financial statements.

                               AEHR TEST SYSTEMS
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION

    The accompanying condensed consolidated financial information has been prepared by Aehr Test Systems, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, and therefore does not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America.

    In the opinion of management, the unaudited condensed consolidated financial statements for the interim periods presented reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the condensed consolidated financial position and results of operations as of and for such periods indicated. These condensed consolidated financial statements and notes thereto should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2010. Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

    PRINCIPLES OF CONSOLIDATION. The condensed consolidated financial statements include the accounts of Aehr Test Systems and its subsidiaries (collectively, the "Company," "we," "us," and "our"). All significant intercompany balances have been eliminated in consolidation.

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

2.  STOCK-BASED COMPENSATION

    Stock-based compensation expense consists of expenses for stock options and employee stock purchase plan, or ESPP, shares. Stock-based compensation cost is measured at each grant date, based on the fair value of the award using the Black-Scholes option valuation model, and is recognized as expense over the employee's requisite service period. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. The Company's employee stock options have characteristics significantly different from those of publicly traded options. All of the Company's stock compensation is accounted for as an equity instrument. See Notes 8 and 9 in the Company's Annual Report on Form 10-K for fiscal 2010 filed on August 27, 2010 for further information regarding the stock option plan and the ESPP.

    The following table summarizes compensation costs related to the Company's stock-based compensation for the three months ended August 31, 2010 and 2009, respectively (in thousands):


                                                    Three Months Ended
                                                        August 31,
                                                    ------------------
                                                      2010      2009
                                                    --------  --------
Stock-based compensation in the form of employee
  stock options and ESPP shares, included in:

Cost of sales  . . . . . . . . . . . . . . . . .        $ 32      $ 51
Selling, general and administrative  . . . . . .         143       151
Research and development . . . . . . . . . . . .          99       103
                                                    --------  --------
Total stock-based compensation . . . . . . . . .         274       305
Tax effect on stock-based compensation . . . . .          --        --
                                                    --------  --------
Total stock-based compensation, net of tax . . .        $274      $305
                                                    ========  ========


    During the three months ended August 31, 2010 and 2009, the Company recorded stock-based compensation related to stock options of $223,000 and $283,000, respectively.

    As of August 31, 2010, the total unrecognized stock-based compensation cost related to unvested stock-based awards under the Company's 1996 Stock Option Plan and 2006 Equity Incentive Plan was approximately $1,385,000, which is net of estimated forfeitures of $3,000. This cost will be amortized over the remaining service period of the underlying options. The weighted average period is approximately 3.1 years.

    During the three months ended August 31, 2010 and 2009, the Company recorded stock-based compensation related to the ESPP of $51,000 and $22,000, respectively.

    As of August 31, 2010, the total compensation cost related to options to purchase the Company's common stock under the ESPP but not yet recognized was approximately $72,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 0.8 years.

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

    Dividends. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.

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

    Fair Value. The fair values of the Company's stock options granted to employees for the three months ended August 31, 2010 and 2009 were estimated using the following weighted average assumptions in the Black-Scholes option valuation model.

                                                 Three months ended
                                                     August 31,
                                                 ------------------
                                                   2010       2009
                                                 -------    -------
Option Plan Shares
Expected Term (in years)....................           5          5
Volatility..................................        0.80       0.78
Expected Dividend...........................       $0.00      $0.00
Risk-free Interest Rates....................       1.78%      2.54%
Estimated Forfeiture Rate...................       0.25%      0.25%
Weighted Average Grant Date Fair Value......       $1.25      $0.53


    There were no ESPP shares granted to employees for the three months ended August 31, 2010 and 2009.

    The following table summarizes the stock option transactions during the three months ended August 31, 2010 (in thousands, except per share data):



                                            Outstanding Options
                                --------------------------------------------
                                                        Weighted
                                              Number    Average    Aggregate
                                 Available      of      Exercise   Intrinsic
                                  Shares      Shares      Price      Value
                                ----------   --------  ---------  ----------
Balances, May 31, 2010........         998      1,949      $3.88        $883

  Options granted.............        (434)       434      $1.97
  Options terminated..........         115       (115)     $3.41
  Options exercised...........                    (14)     $0.86
  Plan shares expired.........         (63)
                                ----------   --------
Balances, August 31, 2010...           616      2,254      $3.56        $173
                                ==========   ========

Options exercisable and expected to be
  exercisable at August 31, 2010                2,208      $3.56        $170
                                             ========


    The options outstanding and exercisable at August 31, 2010 were in the following exercise price ranges (in thousands, except per share data):

                     Options Outstanding               Options Exercisable
                     at August 31, 2010                at August 31, 2010
            --------------------------------  --------------------------------------
                        Weighted                               Weighted
                        Average     Weighted  Number  Weighted Average
 Range of     Number    Remaining   Average   Exer-   Average  Remaining   Aggregate
 Exercise   Outstanding Contractual Exercise  cisable Exercise Contractual Intrinsic
  Prices      Shares    Life(Years)  Price    Shares   Price   Life (Years)  Value
----------- ----------- ----------- --------  ------- -------- ----------- ---------
$0.85-$0.85         495     3.83       $0.85      297    $0.85        3.83
$1.29-$2.81         844     3.82       $2.18      301    $2.44        2.68
$2.84-$5.96         460     1.42       $4.60      418    $4.46        1.38
$6.00-$9.30         329     2.16       $7.30      309    $7.31        2.16
$9.94-$9.94         126     2.81       $9.94       68    $9.94        2.81
            -----------                       -------
$0.85-$9.94       2,254     3.04       $3.56    1,393    $4.16        2.43      $104
            ===========                       =======


    The total intrinsic values of options exercised were $1,000 during the three months ended August 31, 2010. There were no stock options exercised for the three months ended August 31, 2009. The weighted average contractual life of the options exercisable and expected to be exercisable at August 31, 2010 was 3.04 years.

    Options to purchase 1,393,000 and 1,014,000 shares were exercisable at August 31, 2010 and 2009, respectively. These exercisable options had weighted average exercise prices of $4.16 and $4.80 as of August 31, 2010 and 2009, respectively.

3.  EARNINGS PER SHARE

    Earnings per share is computed based on the weighted average number of common and common equivalent shares (common stock options and ESPP shares) outstanding, when dilutive, during each period using the treasury stock method.

                                                Three Months Ended
                                                    August 31,
                                               ---------  ---------
                                                  2010       2009
                                               ---------  ---------
                                              (in thousands, except
                                               per share amounts)

Numerator: Net (loss) income ..............     $(1,516)      $ 961
                                               ---------  ---------
Denominator for basic net (loss) income
  per share:
  Weighted-average shares outstanding .....        8,667      8,496
                                               ---------  ---------
Shares used in basic net (loss) income per
  share calculation........................        8,667      8,496

Effect of dilutive securities..............           --         16
                                               ---------  ---------
Denominator for diluted net (loss) income
    per share..............................        8,667     8,512
                                               ---------  ---------

Basic net (loss) income per share..........       $(0.17)     $0.11
                                               =========  =========
Diluted net (loss) income per share........       $(0.17)     $0.11
                                               =========  =========


    For the purpose of computing diluted earnings per share, weighted average potential common shares do not include stock options with an exercise price greater than the average fair value of the Company's common stock for the period, as the effect would be anti-dilutive. Potential common shares have not been included in the calculation of diluted net loss per share for the quarter ended August 31, 2010 as the effect would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for the quarter ended August 31, 2010 are the same. Stock options to purchase 2,254,000 shares of common stock were outstanding on August 31, 2010, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive. Stock options to purchase 1,589,000 shares of common stock were outstanding on August 31, 2009, but not included in the computation of diluted net income per share, because the inclusion of such shares would be anti-dilutive.

4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

    The following table summarizes the Company's assets and liabilities measured at fair value on a recurring basis as of August 31, 2010 (in thousands):

                                    Balance as of
                                   August 31, 2010      Level 1     Level 2
                                  -----------------   ----------  ----------
Money market funds..............             $4,375       $4,375        $ --
                                  -----------------   ----------  ----------
Assets..........................             $4,375       $4,375        $ --
                                  =================   ==========  ==========

Liabilities.....................             $   --       $   --        $ --
                                  =================   ==========  ==========

    As of August 31, 2010, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

    The Company invests in debt and equity of private companies as part of its business strategy. These investments are carried at cost and are included in "Other Assets" in the consolidated balance sheets. If the Company determines that an other-than-temporary decline exists in the fair value of an investment, the Company writes down the investment to its fair value and records the related write-down as an investment loss in "Other Income (Expense)" in its consolidated statements of operations. At August 31, 2010 and May 31, 2010, the carrying value of the strategic investments was $384,000.

5.  INVENTORIES

    Inventories are comprised of the following (in thousands):

                                              August 31,    May 31,
                                                2010         2010
                                             ----------   ----------

Raw materials and sub-assemblies........         $1,293       $  754
Work in process.........................          2,518        2,633
Finished goods..........................            131          248
                                             ----------   ----------
                                                 $3,942       $3,635
                                             ==========   ==========

6.  SEGMENT INFORMATION

    The Company operates in one reportable segment: the design, manufacture and marketing of advanced test and burn-in products to the semiconductor manufacturing industry.

    The following presents information about the Company's operations in different geographic areas (in thousands):


                                            United
                                            States     Asia     Europe      Total
                                          --------- --------- ---------  ---------
Three months ended August 31, 2010:
  Net sales...........................       $1,609      $499       $61     $2,169
  Property and equipment, net.........        1,268        79        13      1,360

Three months ended August 31, 2009:
  Net sales...........................       $1,068       $77      $123     $1,268
  Property and equipment, net.........        2,466        86        11      2,563


    The Company's foreign operations are primarily those of its Japanese and German subsidiaries. Substantially all of the sales of the subsidiaries are made to unaffiliated Japanese or European customers. Net sales from outside the United States include those of Aehr Test Systems Japan K.K. and Aehr Test Systems GmbH.

    Sales to the Company's five largest customers accounted for approximately 93% and 81% of its net sales in the three months ended August 31, 2010 and 2009, respectively. Four customers accounted for approximately 39%, 22%, 17% and 13% of the Company's net sales in the three months ended August 31, 2010. Four customers accounted for approximately 29%, 18%, 15% and 13% of the Company's net sales in the three months ended August 31, 2009. No other customers represented more than 10% of the Company's net sales for either of the three months ended August 31, 2010 and 2009.

7.  PRODUCT WARRANTIES

    The Company provides for the estimated cost of product warranties at the time products are shipped. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company's estimates, revisions to the estimated warranty liability would be required.

    The standard warranty period is ninety days for parts and service and one year for systems.

    Following is a summary of changes in the Company's liability for product warranties during the three months ended August 31, 2010 and 2009 (in thousands):

                                                 Three Months Ended
                                                     August 31,
                                                 ------------------
                                                   2010      2009
                                                 --------  --------
Balance at the beginning of the period.....          $174      $314

Accruals for warranties issued
  during the period........................            21        28
Adjustments related to pre-existing warranties
  (including changes in estimates).........           (88)       --
Settlement made during the period
  (in cash or in kind) ....................           (13)      (57)
                                                 --------   -------
Balance at the end of the period...........           $94      $285
                                                 ========   =======

    The accrued warranty balance is included in accrued expenses on the accompanying condensed consolidated balance sheets.

8.  OTHER COMPREHENSIVE (LOSS) INCOME

    Other comprehensive (loss) income, net of tax is comprised of the following (in thousands):

                                                  Three Months Ended
                                                      August 31,
                                                  ------------------
                                                    2010       2009
                                                 --------   --------

Net (loss) income...............................   $(1,516)      $961
Foreign currency translation adjustments                (5)        18
                                                  --------   --------
Comprehensive (loss) income.....................   $(1,521)      $979
                                                  ========   ========

9.  INCOME TAXES

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

10. RECENT ACCOUNTING PRONOUNCEMENTS

    In October 2009, the Financial Accounting Standards Board, or FASB, issued authoritative guidance for revenue recognition with multiple deliverables.
This authoritative guidance defines the criteria for identifying individual deliverables in a multiple-element arrangement and the manner in which revenues are allocated to individual deliverables. In absence of vendor-specific objective evidence, or VSOE, or other third party evidence, or TPE, of the selling price for the deliverables in a multiple-element arrangement, guidance requires companies to use an estimated selling price, or ESP, for the individual deliverables. Companies shall apply the relative-selling price model for allocating an arrangement's total consideration to its individual elements. Under this model, the ESP is used for both the delivered and undelivered elements that do not have VSOE or TPE of the selling price. This guidance is effective for fiscal years beginning on or after June 15, 2010, and will be applied prospectively to revenue arrangements entered into or materially modified after the effective date. The Company will adopt this guidance in the first quarter of fiscal year 2012.

    In October 2009, the FASB issued authoritative guidance for the accounting for certain revenue arrangements that include software elements. This authoritative guidance amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. This guidance is effective for fiscal years beginning on or after June 15, 2010, and will be applied prospectively to revenue arrangements entered into or materially modified after the effective date. The Company will adopt this guidance in the first quarter of fiscal year 2012.

    In January 2010, the FASB issued amended standards that require additional fair value disclosures. These amended standards require disclosures for significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and activity. For Level 3 fair value measurements, purchases, sales, issuances and settlements must be reported on a gross basis. Further, additional disclosures are required by class of assets or liabilities, as well as inputs used to measure fair value and valuation techniques. The Company adopted these standards in the first quarter of 2010. These standards did not have a material impact on the Company's condensed consolidated financial statements.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report and with our Annual Report on Form 10-K for the fiscal year ended May 31, 2010 and the condensed consolidated financial statements and notes thereto.

    In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report, including those made by the management of Aehr Test Systems, other than statements of historical fact, are forward-looking statements. These statements typically may be identified by the use of forward-looking words or phrases such as "believe," "expect," "intend," "anticipate," "should," "planned," "estimated," and "potential," among others and include, but are not limited to, statements concerning our expectations regarding our operations, business, strategies, prospects, revenues, expenses, costs and resources. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated results or other expectations reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and other factors beyond our control, and in particular, the risks discussed in "Part II, Item 1A. Risk Factors" and those discussed in other documents we file with the SEC. All forward-looking statements included in this document are based on our current expectations, and we undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

    The Company was founded in 1977 to develop and manufacture burn-in and test equipment for the semiconductor industry. Since its inception, the Company has sold more than 2,500 systems to semiconductor manufacturers, semiconductor contract assemblers and burn-in and test service companies worldwide. The Company's principal products currently are the Advanced Burn-in and Test System, or ABTS, the FOX full wafer contact parallel test and burn-in system, the MAX burn-in system, the MTX massively parallel test system, the DiePak carrier and test fixtures.

    The Company's net sales consist primarily of sales of systems, test fixtures, die carriers, upgrades and spare parts and revenues from service contracts and cancellation charges. The Company's selling arrangements may include contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, long-term service contracts, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of the critical accounting policies, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2010. We believe there have been no material changes to our critical accounting policies and estimates during the three months ended August 31, 2010 compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2010.

RESULTS OF OPERATIONS

    The following table sets forth items in the Company's unaudited condensed consolidated statements of operation as a percentage of net sales for the periods indicated.

                                                 Three Months Ended
                                                      August 31,
                                                 --------------------
                                                   2010        2009
                                                 --------    --------
Net sales. . . . . . . . . . . . . . . . . . .      100.0 %     100.0 %
Cost of sales. . . . . . . . . . . . . . . . .       56.5       104.5
                                                 --------    --------
Gross profit (loss). . . . . . . . . . . . . .       43.5        (4.5)
                                                 --------    --------
Operating expenses:
  Selling, general and administrative. . . . .       70.0       103.5
  Research and development . . . . . . . . . .       52.7        74.3
  Gain on sale of bankruptcy claim . . . . . .       (7.2)     (259.3)
                                                 --------    --------
      Total operating expenses . . . . . . . .      115.5       (81.5)
                                                 --------    --------
(Loss) income from operations. . . . . . . . .      (72.0)       77.0

Interest income. . . . . . . . . . . . . . . .        0.1         0.1
Other income (expense), net. . . . . . . . . .        2.0        (1.1)
                                                 --------    --------
(Loss) income before income tax
  Expense. . . . . . . . . . . . . . . . . . .      (69.9)       76.0

Income tax expense . . . . . . . . . . . . . .         --         0.2
                                                 --------    --------
Net (loss) income. . . . . . . . . . . . . . .      (69.9)%      75.8 %
                                                 ========    ========


THREE MONTHS ENDED AUGUST 31, 2010 COMPARED TO THREE MONTHS ENDED AUGUST 31,
2009

    NET SALES. Net sales increased to $2.2 million for the three months ended August 31, 2010 from $1.3 million for the three months ended August 31, 2009, an increase of 71.1%. The increase in net sales for the three months ended August 31, 2010 resulted primarily from an increase in net sales of the Company's wafer-level products. Net sales of the Company's wafer-level products for the three months ended August 31, 2010 were $1.1 million, and increased approximately $1.0 million from the three months ended August 31, 2009.

    GROSS PROFIT (LOSS). Gross profit (loss) consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit increased to $944,000 for the three months ended August 31, 2010 from gross loss of $57,000 for the three months ended August 31, 2009, an increase of $1.0 million. Gross profit margin increased to 43.5% for the three months ended August 31, 2010 from -4.5% for the three months ended August 31, 2009. The increase in gross profit margin was primarily the result of manufacturing efficiencies resulting from increased production levels, and, to a similar extent, the high margins on sales of certain goods which had previously been partially or wholly reserved.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative, or SG&A, expenses consist primarily of salaries and related costs of employees, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses of $1.5 million for the three months ended August 31, 2010 increased from $1.3 million for the three months ended August 31, 2009, an increase of 15.6%. The increase in SG&A expense was primarily due to an increase in employment related expenses.

    RESEARCH AND DEVELOPMENT. Research and development, or R&D, expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses of $1.1 million for the three months ended August 31, 2010 increased from $0.9 million for the three months ended August 31, 2009, an increase of 21.2%. This increase was primarily attributable to an increase in employment related expenses.

    GAIN ON BANKRUPTCY CLAIM. Spansion, the Company's largest customer in fiscal 2009 and 2010, filed for bankruptcy in Japan in February 2009 and in the United States in March 2009. The Company filed claims in the Spansion U.S. and Spansion Japan bankruptcy actions. In the first quarter of fiscal 2010, the Company sold a portion, $11.4 million, of its Spansion U.S. bankruptcy claim to a third party for net proceeds of $3.3 million and recorded the amount as a reduction of operating expenses. In the first quarter of fiscal 2011, the Company's Japanese subsidiary received $155,000 in proceeds from the Spansion Japan bankruptcy claim and recorded the amount as a reduction of operating expenses.

    INTEREST INCOME. Interest income increased to $2,000 for the three months ended August 31, 2010 from $1,000 for the three months ended August 31, 2009. The increase in interest income for the three months ended August 31, 2010 was primarily related to a higher average cash and cash equivalent balance.

    OTHER INCOME (EXPENSE), NET. Other income was $44,000 for the three months ended August 31, 2010, compared with $14,000 of other expense for the three months ended August 31, 2009. The increase in other income (expense), net was primarily attributable to foreign exchange gains recognized in the first fiscal quarter of 2011 compared to foreign exchange losses recognized in the first fiscal quarter of 2010.

    INCOME TAX EXPENSE. Income tax expense was $1,000 for the three months ended August 31, 2010, compared with $3,000 for the three months ended August 31, 2009. A low effective tax rate was recognized for the three months ended August 31, 2010 and 2009 as no benefit is being recorded due to a full valuation allowance. During the third quarter of fiscal 2009, the Company established a valuation allowance for the full amount of its net deferred tax assets for both its U.S. operations and its Japanese subsidiary as it was determined that it is more likely than not that such assets will not be realized.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was $2.6 million for the three months ended August 31, 2010 and $1.7 million for the three months ended August 31, 2009. For the three months ended August 31, 2010, net cash used in operating activities was primarily driven by net loss of $1.5 million, partially offset by an increase of $0.7 million in accounts receivable. The increase in
accounts receivable was primarily due to increases in customer balances.   For
the three months ended August 31, 2009, net cash used in operating activities was primarily driven by an increase of $2.9 million in prepaid expenses and
other, partially offset by net income of $961,000.   The increase in prepaid
expenses and other was primarily due to the sale of a part of the Company's Spansion U.S. bankruptcy claim for $3.3 million.

    Net cash provided by investing activities were $0 for the three months ended August 31, 2010 and 2009.

    Financing activities provided cash of $12,000 for the three months ended August 31, 2010 and $0 for the three months ended August 31, 2009.

    As of August 31, 2010, the Company had working capital of $8.7 million. Working capital consists of cash and cash equivalents, accounts receivable, inventory and other current assets, less current liabilities.

    The Company announced in August 1998 that its board of directors had authorized the repurchase of up to 1,000,000 shares of its outstanding common stock. From time to time, the Company may repurchase the shares in the open market or in privately negotiated transactions, subject to market conditions. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase program may be interrupted or discontinued at any time. If consummated, any such repurchase of shares may use a portion of the Company's working capital. As of May 31, 2006, the Company had repurchased 523,700 shares at an average price of $3.95. Shares repurchased by the Company are cancelled. During fiscal 2010, 2009 and 2008, the Company did not repurchase any of its outstanding common stock.

    The Company leases its manufacturing and office space under operating leases. The Company entered into a non-cancelable operating lease agreement for its United States manufacturing and office facilities, which commenced in April 2008 and expires in June 2015. Under the lease agreement, the Company is responsible for payments of utilities, taxes and insurance.

    From time to time, the Company evaluates potential acquisitions of businesses, products or technologies that complement the Company's business. If consummated, any such transactions may use a portion of the Company's working capital or require the issuance of equity. The Company has no present understandings, commitments or agreements with respect to any material acquisitions.

    The Company anticipates that the existing cash balance together with cash flows from operations, will be adequate to meet its working capital and capital equipment requirements through fiscal 2011. After fiscal 2011, depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required, or if available, that such financing can be obtained on terms satisfactory to the Company.

OFF-BALANCE SHEET ARRANGEMENTS

    The Company has not entered into any off-balance sheet financing arrangements and has not established any variable interest entities.

OVERVIEW OF CONTRACTUAL OBLIGATIONS

    There have been no material changes in the composition, magnitude or other key characteristics of the Company's contractual obligations or other commitments as disclosed in the Company's Annual Report on Form 10-K for the year ended May 31, 2010.

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

    A majority of the Company's revenue and capital spending is transacted in U.S. Dollars. The Company, however, enters into transactions in other currencies, primarily Japanese Yen. Substantially all sales to Japanese customers are denominated in Yen. Since the price is determined at the time a purchase order is accepted, the Company is exposed to the risks of fluctuations in the Yen-U.S. Dollar exchange rate during the lengthy period from purchase order to ultimate payment. This exchange rate risk is partially offset to the extent that the Company's Japanese subsidiary incurs expenses payable in Yen. To date, the Company has not invested in instruments designed to hedge currency risks. In addition, the Company's Japanese subsidiary typically carries debt or other obligations due to the Company that may be denominated in either Yen or U.S. Dollars. Since the Japanese subsidiary's financial statements are based in Yen and the Company's condensed consolidated financial statements are based in U.S. Dollars, the Japanese subsidiary and the Company recognize foreign exchange gain or loss in any period in which the value of the Yen rises or falls in relation to the U.S. Dollar. A 10% decrease in the value of the Yen as compared with the U.S. Dollar would not be expected to result in a significant change to the Company's net income or loss.

    The Company had no holdings of derivative financial or commodity instruments at August 31, 2010.

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

    Our operations and performance depend significantly on worldwide economic conditions. The current financial turmoil affecting the banking system and financial markets has resulted in a tightening of the credit markets, disruption in the financial markets and global economy downturn. These events contributed to significant slowdowns in the industries in which we operate. Difficulties in obtaining capital and deteriorating market conditions pose the risk that some of our customers may not be able to obtain necessary financing on reasonable terms, which could result in lower sales for the Company. Customers with liquidity issues may lead to additional bad debt expense for the Company. For example, Spansion declared bankruptcy in Japan and the U.S. during fiscal 2009; as a result the Company subsequently recorded a $13.7
million provision for bad debts.   These conditions may also similarly affect
our key suppliers, which could impact their ability to deliver parts and result in delays in deliveries of our products.

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

    A principal element of our business strategy is to capture an increasing share of the test equipment market through sales of our FOX wafer-level test and burn-in system. The FOX system is designed to simultaneously burn-in and functionally test all of the die on a wafer. The market for the FOX systems is in the early stages of development. Market acceptance of the FOX system is subject to a number of risks. Before a customer will incorporate the FOX system into a production line, lengthy qualification and correlation tests must be performed. We anticipate that potential customers may be reluctant to change their procedures in order to transfer burn-in and test functions to the FOX system. Initial purchases are expected to be limited to systems used for these qualifications and for engineering studies. Market acceptance of the FOX system also may be affected by a reluctance of IC manufacturers to rely on relatively small suppliers such as Aehr Test Systems. As is common with new complex products incorporating leading-edge technologies, we may encounter reliability, design and manufacturing issues as we begin volume production and initial installations of FOX systems at customer sites. The failure of the FOX system to achieve market acceptance would have a material adverse effect on our future operating results, long-term prospects and our stock price.

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

                                                 Aehr Test Systems
                                                    (Registrant)

Date:     October 14, 2010                /s/    RHEA J. POSEDEL

                                        ----------------------------------
                                                  Rhea J. Posedel
                                            Chief Executive Officer and
                                        Chairman of the Board of Directors


Date:     October 14, 2010                 /s/    GARY L. LARSON
                                         --------------------------------
                                                 Gary L. Larson
                                           Vice President of Finance and
                                              Chief Financial Officer

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

  32 (3) Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(1) Incorporated by reference to the same-numbered exhibit previously filed with the Company's Registration Statement on Form S-1 filed June 11, 1997 (File No. 333-28987).

(2) Incorporated by reference to the same-numbered exhibit previously filed with the Company's Quarterly Report on Form 10-Q filed April 13, 2009 (File No. 000-22893).

(3) This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.