Form 10-Q
period 2010-11-30
AEHR TEST SYSTEMS
filed 2011-01-13
CIK 1040470

                                    FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 2010.

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
                                 Yes          No
                                     ---         ---

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer                    Accelerated filer
                        ---                                   ---
Non-accelerated filer                      Smaller reporting company  X
                      ---                                            ---
(Do not check if a smaller reporting company)



     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes          No  X
                                     ---         ---


     Number of shares of common stock, $0.01 par value, outstanding at December 31, 2010 was 8,826,877.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED NOVEMBER 30, 2010

                                     INDEX



PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
               November 30, 2010 and May 31, 2010 . . . . . . . . . . .   4

          Condensed Consolidated Statements of Operations for the three
               months and six months ended November 30, 2010 and 2009 .   5

          Condensed Consolidated Statements of Cash Flows for the
               six months ended November 30, 2010 and 2009  . . . . . .   6

          Notes to Condensed Consolidated Financial Statements  . . . .   7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations  . . . . . . . . . . . . . . .  15

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risks. .  20

ITEM 4.  Controls and Procedures  . . . . . . . . . . . . . . . . . . .  21


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . .  22

ITEM 1A. Risk Factors   . . . . . . . . . . . . . . . . . . . . . . . .  22

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds. .  29

ITEM 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . .  29

ITEM 4.  (Removed and Reserved) . . . . . . . . . . . . . . . . . . . .  29

ITEM 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . .  29

ITEM 6.  Exhibits   . . . . . . . . . . . . . . . . . . . . . . . . . .  29

SIGNATURE PAGE  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29

Index to Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . .  30

                       PART I.  FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                             AEHR TEST SYSTEMS
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                   (in thousands, except per share data)
                                 (unaudited)

                                                  November 30,    May 31,
                                                      2010         2010
                                                  -----------  -----------
                                                                    (1)
                        ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . .     $ 5,060      $ 7,766
  Accounts receivable, net of allowances for
    doubtful accounts of $23 and $1,411 at
    November 30, 2010 and May 31, 2010,
    respectively  . . . . . . . . . . . . . . . .       1,508          596
  Inventories . . . . . . . . . . . . . . . . . .       4,253        3,635
  Prepaid expenses and other. . . . . . . . . . .         184          445
                                                  -----------  -----------
    Total current assets  . . . . . . . . . . . .      11,005       12,442

Property and equipment, net . . . . . . . . . . .       1,221        1,504
Other assets. . . . . . . . . . . . . . . . . . .         540          528
                                                  -----------  -----------
    Total assets  . . . . . . . . . . . . . . . .     $12,766      $14,474
                                                  ===========  ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . .     $   946      $   703
  Accrued expenses. . . . . . . . . . . . . . . .       1,336        1,626
  Deferred revenue. . . . . . . . . . . . . . . .         183          286
                                                  -----------  -----------
    Total current liabilities . . . . . . . . . .       2,465        2,615

Income tax payable. . . . . . . . . . . . . . . .         298          298
Deferred lease commitment . . . . . . . . . . . .         260          280
                                                  -----------  -----------
    Total liabilities . . . . . . . . . . . . . .       3,023        3,193
                                                  -----------  -----------

Shareholders' equity:
  Common stock, $0.01 par value:
    Issued and outstanding: 8,826 shares and
    8,664 shares at November 30, 2010 and
    May 31, 2010, respectively. . . . . . . . . .          88           87
  Additional paid-in capital. . . . . . . . . . .      47,213       46,459
  Accumulated other comprehensive income. . . . .       2,680        2,690
  Accumulated deficit . . . . . . . . . . . . . .     (40,238)     (37,955)
                                                  -----------  -----------
    Total shareholders' equity  . . . . . . . . .       9,743       11,281
                                                  -----------  -----------
    Total liabilities and shareholders' equity. .     $12,766      $14,474
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

                              AEHR TEST SYSTEMS
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                          Three Months Ended      Six Months Ended
                                              November 30,          November 30,
                                          ------------------     ------------------
                                            2010       2009        2010       2009
                                          -------    -------     -------    -------

Net sales. . . . . . . . . . . . . . .     $3,577    $ 1,646     $ 5,746    $ 2,914
Cost of sales. . . . . . . . . . . . .      2,223      1,297       3,448      2,622
                                          -------    -------     -------    -------
Gross profit . . . . . . . . . . . . .      1,354        349       2,298        292
                                          -------    -------     -------    -------
Operating expenses:
  Selling, general and administrative.      1,495      1,623       3,013      2,936
  Research and development . . . . . .      1,196      1,077       2,338      2,019
  Gain on bankruptcy claim . . . . . .         --         --        (155)    (3,289)
                                          -------    -------     -------    -------
      Total operating expenses . . . .      2,691      2,700       5,196      1,666
                                          -------    -------     -------    -------
Loss from operations . . . . . . . . .     (1,337)    (2,351)     (2,898)    (1,374)

Interest income  . . . . . . . . . . .          1          2           3          3
Other income, net. . . . . . . . . . .        579         26         623         12
                                          -------    -------     -------    -------
Loss before income tax
  expense (benefit). . . . . . . . . .       (757)    (2,323)     (2,272)    (1,359)

Income tax expense (benefit) . . . . .         10       (165)         11       (162)
                                          -------    -------     -------    -------
Net loss . . . . . . . . . . . . . . .     $ (767)   $(2,158)    $(2,283)   $(1,197)
                                          =======    =======     =======    =======

Net loss per share - basic . . . . . .     $(0.09)   $ (0.25)    $ (0.26)   $ (0.14)
Net loss per share - diluted . . . . .     $(0.09)   $ (0.25)    $ (0.26)   $ (0.14)

Shares used in per share calculations:
  Basic. . . . . . . . . . . . . . . .      8,731      8,526       8,699      8,504
  Diluted. . . . . . . . . . . . . . .      8,731      8,526       8,699      8,504




               The accompanying notes are an integral part of these
                   condensed consolidated financial statements.

                                 AEHR TEST SYSTEMS
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)
                                    (unaudited)

                                                        Six Months Ended
                                                          November 30,
                                                     ---------------------
                                                        2010        2009
                                                     ---------   ---------
Cash flows from operating activities:
  Net loss......................................       $(2,283)   $ (1,197)
  Adjustments to reconcile net loss to
    net cash provided by (used in) operating
    activities:
    Stock compensation expense..................           512       1,085
    Provision for doubtful accounts.............            13          --
    Loss on disposal of asset...................             2          --
    Depreciation and amortization...............           292         358
    Changes in operating assets and liabilities:
      Accounts receivable.......................          (726)        181
      Inventories...............................          (600)        523
      Deferred lease commitment.................           (20)        (12)
      Accounts payable..........................          (191)     (1,156)
      Income tax payable........................           (19)         44
      Accrued expenses and deferred revenue.....          (387)        238
      Prepaid expenses and other................           271         287
                                                     ---------   ---------
        Net cash (used in) provided by
          operating activities..................        (3,136)        351
                                                     ---------   ---------
Cash flows from investing activities:

      Purchase of property and equipment........            (3)        (54)
                                                     ---------   ---------
        Net cash used in
          investing activities..................            (3)        (54)
                                                     ---------   ---------
Cash flows from financing activities:
    Proceeds from issuance of common stock
      and exercise of stock options.............           243          98
                                                     ---------   ---------
        Net cash provided by
          financing activities..................           243          98
                                                     ---------   ---------

Effect of exchange rates on cash................           190         297
                                                     ---------   ---------
        Net (decrease) increase in cash and
          cash equivalents......................        (2,706)        692

Cash and cash equivalents, beginning of period..         7,766       4,360
                                                     ---------   ---------
Cash and cash equivalents, end of period........       $ 5,060     $ 5,052
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

    The following table summarizes compensation costs related to the Company's stock-based compensation for the three and six months ended November 30, 2010 and 2009, respectively (in thousands):



                                              Three Months Ended  Six Months Ended
                                                 November 30,       November 30,
                                              ------------------ ------------------
                                                2010      2009     2010      2009
                                              --------  -------- --------  --------
Stock-based compensation in the form of employee
  stock options and ESPP shares, included in:

Cost of sales  . . . . . . . . . . . . . . .      $ 28      $118     $ 60    $  169
Selling, general and administrative  . . . .       122       437      265       588
Research and development . . . . . . . . . .        88       225      187       328
                                              --------  -------- --------  --------
Total stock-based compensation . . . . . . .      $238      $780     $512    $1,085
                                              ========  ======== ========  ========


    During the three months ended November 30, 2010 and 2009, the Company recorded stock-based compensation related to stock options of $204,000 and $737,000, respectively. During the six months ended November 30, 2010 and 2009, the Company recorded stock-based compensation related to stock options of $428,000 and $1,020,000, respectively.

    In the second quarter of fiscal 2010, the seven officers of the Company elected to forfeit certain stock options previously granted. The forfeiture of these options resulted in the immediate recognition of the unamortized portion of stock compensation expense of $465,000.

    As of November 30, 2010, the total unrecognized stock-based compensation cost related to unvested stock-based awards under the Company's 1996 Stock Option Plan and 2006 Equity Incentive Plan was approximately $1,212,000, which is net of estimated forfeitures of $3,000. This cost will be amortized over the remaining service period of the underlying options. The weighted average period is approximately 3.0 years.

    During the three months ended November 30, 2010 and 2009, the Company recorded stock-based compensation related to the ESPP of $34,000 and $43,000, respectively. During the six months ended November 30, 2010 and 2009, the Company recorded stock-based compensation related to the ESPP of $84,000 and $65,000, respectively.

    As of November 30, 2010, the total compensation cost related to options to purchase the Company's common stock under the ESPP but not yet recognized was approximately $54,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 0.8 years.

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

    Fair Value. The fair value of the Company's stock options granted to employees for the three and six months ended November 30, 2010 and 2009 were estimated using the following weighted average assumptions in the Black-Scholes option valuation model.


                                             Three months ended   Six Months Ended
                                                 November 30,        November 30,
                                             ------------------   -----------------
                                               2010       2009      2010      2009
                                             -------    -------   -------   -------
Option Plan Shares
Expected Term (in years)....................       5          5         5         5
Volatility..................................    0.79       0.79      0.80      0.78
Expected Dividend...........................   $0.00      $0.00     $0.00     $0.00
Risk-free Interest Rates....................   1.34%      2.41%     1.72%     2.53%
Estimated Forfeiture Rate...................   0.25%      0.25%     0.25%     0.25%
Weighted Average Grant Date Fair Value......   $0.84      $0.92     $1.20     $0.56


    The fair values of the ESPP shares for the three and six months ended November 30, 2010 and 2009, respectively, were estimated using the following weighted-average assumptions:


                                           Three months ended    Six Months Ended
                                               November 30,        November 30,
                                           -------------------  ------------------
                                              2010      2009      2010      2009
                                           --------- ---------  -------- ---------

Employee Stock Purchase Plan Shares
Expected Term (in years)..................  0.5-2.0   0.5-2.0    0.5-2.0   0.5-2.0
Volatility................................ 0.85-0.94 0.90-1.01  0.85-0.94 0.79-1.08
Expected Dividend.........................   $0.00     $0.00      $0.00     $0.00
Risk-free Interest Rates.................. 0.2%-0.4% 0.2%-0.9%  0.2%-0.4% 0.2%-0.9%
Estimated Forfeiture Rate.................      0%        0%         0%       0%
Weighted Average Grant Date Fair Value....   $0.74     $0.62      $0.74    $0.63


    The following table summarizes the stock option transactions during the three and six months ended November 30, 2010 (in thousands, except per share data):


                                            Outstanding Options
                                --------------------------------------------
                                                        Weighted
                                              Number    Average    Aggregate
                                 Available      of      Exercise   Intrinsic
                                  Shares      Shares      Price      Value
                                ----------   --------  ---------  ----------
Balances, May 31, 2010........         998      1,949      $3.88        $883
  Options granted.............        (434)       434      $1.97
  Options terminated..........         115       (115)     $3.41
  Options exercised...........          --        (14)     $0.86
  Plan shares expired.........         (63)        --
                                ----------   --------
Balances, August 31, 2010...           616      2,254      $3.56        $173

  Options granted.............         (65)        65      $1.32
  Options terminated..........         126       (126)     $5.34
  Options exercised...........          --         (3)     $0.85
  Plan shares expired.........	       (43)        --
                                ----------   --------
Balances, November 30, 2010...         634      2,190      $3.40        $ 39
                                ==========   ========

Options exercisable and expected to be
  exercisable at November 30, 2010              2,146      $3.40        $ 38
                                             ========


    The options outstanding and exercisable at November 30, 2010 were in the following exercise price ranges (in thousands, except per share data):


                     Options Outstanding              Options Exercisable
                     at November 30, 2010             at November 30, 2010
            --------------------------------  --------------------------------------
                        Weighted                               Weighted
                        Average     Weighted  Number  Weighted Average
 Range of     Number    Remaining   Average   Exer-   Average  Remaining   Aggregate
 Exercise   Outstanding Contractual Exercise  cisable Exercise Contractual Intrinsic
  Prices      Shares    Life(Years)  Price    Shares   Price   Life (Years)  Value
----------- ----------- ----------- --------  ------- -------- ----------- ---------

$0.85-$0.85         490     3.58       $0.85      353    $0.85        3.58
$1.29-$2.81         897     3.67       $2.12      345    $2.37        2.66
$2.84-$5.96         438     1.23       $4.64      409    $4.54        1.20
$6.00-$9.30         241     2.15       $7.69      226    $7.74        2.17
$9.94-$9.94         124     2.56       $9.94       76    $9.94        2.56
            -----------                       -------
$0.85-$9.94       2,190     2.93       $3.40    1,409    $3.89        2.38      $28
            ===========                       =======

    The total intrinsic value of options exercised during the three and six months ended November 30, 2010 were $1,000 and $2,000, respectively. The total intrinsic value of options exercised during the three and six months ended November 30, 2009 was $0. The weighted average remaining contractual life of the options exercisable and expected to be exercisable at November 30, 2010 was 2.9 years.

    Options to purchase 1,409,000 and 1,096,000 shares were exercisable at November 30, 2010 and 2009, respectively. These exercisable options had weighted average exercise prices of $3.89 and $4.46 as of November 30, 2010 and 2009, respectively.

3.  EARNINGS PER SHARE

    Earnings per share is computed based on the weighted average number of common and common equivalent shares (common stock options and ESPP shares) outstanding, when dilutive, during each period using the treasury stock method.

                                             Three Months Ended    Six Months Ended
                                                November 30,         November 30,
                                            --------   --------   --------  --------
                                              2010       2009       2010      2009
                                            --------   --------   --------  --------
                                            (in thousands, except per share amounts)

Numerator: Net loss........................   $ (767)   $(2,158)   $(2,283)  $(1,197)
                                            --------   --------   --------  --------
Denominator for basic net loss
  per share:
  Weighted-average shares outstanding .....    8,731      8,526      8,699     8,504
                                            --------   --------   --------  --------
Shares used in basic net loss per
  share calculation........................    8,731      8,526      8,699     8,504

Effect of dilutive securities..............       --         --         --        --
                                            --------   --------   --------  --------
Denominator for diluted net loss
    per share..............................    8,731      8,526      8,699     8,504
                                            --------   --------   --------  --------

Basic net loss per share...................   $(0.09)   $ (0.25)   $ (0.26)  $ (0.14)
                                            ========   ========   ========  ========
Diluted net loss per share.................   $(0.09)   $ (0.25)   $ (0.26)  $ (0.14)
                                            ========   ========   ========  ========


    For the purpose of computing diluted earnings per share, weighted average potential common shares do not include stock options with an exercise price greater than the average fair value of the Company's common stock for the period, as the effect would be anti-dilutive. Potential common shares have not been included in the calculation of diluted net loss per share as the effect would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share are the same. Stock options to purchase 2,190,000 shares of common stock were outstanding on November 30, 2010, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive. Stock options to purchase 1,965,000 shares of common stock were outstanding on November 30, 2009, but not included in the computation of diluted net income per share, because the inclusion of such shares would be anti-dilutive.

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

    The following table summarizes the Company's assets and liabilities measured at fair value on a recurring basis as of November 30, 2010 (in thousands):


                                    Balance as of
                                  November 30, 2010     Level 1     Level 2
                                  -----------------   ----------  ----------
Money market funds..............             $3,046       $3,046        $ --
                                  -----------------   ----------  ----------
Assets..........................             $3,046       $3,046        $ --
                                  =================   ==========  ==========
Liabilities.....................             $   --       $   --        $ --
                                  =================   ==========  ==========


    As of November 30, 2010, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

    The Company invests in equity securities of private companies as part of its business strategy. These investments are carried at cost and are included in "Other Assets" in the consolidated balance sheets. If the Company determines that an other-than-temporary decline exists in the fair value of an investment, the Company writes down the investment to its fair value and records the related write-down as an investment loss in "Other Income (Expense)" in its consolidated statements of operations. At November 30, 2010 and May 31, 2010, the carrying value of the strategic investments was $384,000.

5.  INVENTORIES

    Inventories are comprised of the following (in thousands):

                                           November 30,    May 31,
                                               2010         2010
                                           -----------   ----------
Raw materials and sub-assemblies........       $1,208       $  754
Work in process.........................        2,712        2,633
Finished goods..........................          333          248
                                           ----------   ----------
                                               $4,253       $3,635
                                           ==========   ==========


6.  SEGMENT INFORMATION

    The Company operates in one reportable segment: the design, manufacture and marketing of advanced test and burn-in products to the semiconductor manufacturing industry.

    The following presents information about the Company's operations in different geographic areas (in thousands):


                                            United
                                            States     Asia     Europe      Total
                                          --------- --------- ---------  ---------
Three months ended November 30, 2010:
  Net sales...........................       $3,137      $184      $256     $3,577
  Accounts receivable.................        1,325       151        32      1,508
  Property and equipment, net.........        1,130        78        13      1,221

Six months ended November 30, 2010:
  Net sales...........................       $4,746      $683      $317     $5,746
  Accounts receivable.................        1,325       151        32      1,508
  Property and equipment, net.........        1,130        78        13      1,221

Three months ended November 30, 2009:
  Net sales...........................       $1,493       $31      $122     $1,646
  Accounts receivable.................          920         7        44        971
  Property and equipment, net.........        2,329        88        29      2,446

Six months ended November 30, 2009:
  Net sales...........................       $2,561      $108      $245     $2,914
  Accounts receivable.................          920         7        44        971
  Property and equipment, net.........        2,329        88        29      2,446


    The Company's foreign operations are primarily those of its Japanese and German subsidiaries. Substantially all of the sales of the subsidiaries are made to unaffiliated Japanese or European customers. Net sales from outside the United States include the operating results of Aehr Test Systems Japan K.K. and Aehr Test Systems GmbH.

    Sales to the Company's five largest customers accounted for approximately 94% and 88% of its net sales in the three and six months ended November 30, 2010, respectively. Two customers accounted for approximately 69% and 11% of the Company's net sales in the three months ended November 30, 2010. Two customers accounted for approximately 58% and 13% of the Company's net sales in the six months ended November 30, 2010. Sales to the Company's five largest customers accounted for approximately 87% and 73% of its net sales in the three and six months ended November 30, 2009, respectively. Four customers accounted for approximately 31%, 18%, 16% and 14% of the Company's net sales in the three months ended November 30, 2009. Four customers accounted for approximately 20%, 18%, 16% and 10% of the Company's net sales in the six months ended November 30, 2009. No other customers represented more than 10% of the Company's net sales for either fiscal 2011 or fiscal 2010.

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

    Following is a summary of changes in the Company's liability for product warranties during the three and six months ended November 30, 2010 and 2009 (in thousands):





                                            Three Months Ended     Six Months Ended
                                               November 30,          November 30,
                                            ------------------    ------------------
                                              2010      2009        2010      2009
                                            --------  --------    --------  --------
Balance at the beginning of the period....       $94      $285        $174      $314

Accruals for warranties issued
  during the period.......................        39        12          60        40
Reversals of warranties issued
  during the period.......................        --       (28)        (88)      (28)
Settlement made during the period
  (in cash or in kind)....................       (36)      (39)        (49)      (96)
                                            --------  --------    --------  --------
Balance at the end of the period..........       $97      $230        $ 97      $230
                                            ========  ========    ========  ========


    The accrued warranty balance is included in accrued expenses on the accompanying condensed consolidated balance sheets.

8.  GAIN ON SALE OF BANKRUPTCY CLAIM

    Spansion Inc. ("Spansion"), the Company's largest customer in fiscal 2009 and 2010, filed for bankruptcy in Japan in February 2009 and in the United States in March 2009. The Company filed claims in the Spansion U.S. and Spansion Japan bankruptcy actions. In the first quarter of fiscal 2010, the Company sold a portion of its Spansion U.S. bankruptcy claim to a third party for net proceeds of approximately $3.3 million and recorded the amount as a reduction of operating expenses. In the third quarter of fiscal 2010, the Company sold the remaining balance of $7.1 million of its Spansion U.S. bankruptcy claim to a third party for net proceeds of approximately $4.6 million and recorded $2.7 million as revenue related to cancellation charges, $1.3 million as deferred revenue and $0.6 million as a reduction of operating expenses. In the first quarter of fiscal 2011, the Company's Japanese subsidiary received approximately $155,000 in proceeds from the Spansion Japan bankruptcy claim and recorded the amount as a reduction of operating expenses.

9.  OTHER COMPREHENSIVE LOSS

    Other comprehensive loss net of tax is comprised of the following (in thousands):


                                            Three Months Ended    Six Months Ended
                                               November 30,          November 30,
                                            ------------------   ------------------
                                              2010       2009      2010      2009
                                            -------    -------   -------   -------
Net loss................................      $(767)   $(2,158)  $(2,283)  $(1,197)
Foreign currency translation adjustments         (5)        55       (10)       73
                                            -------    -------   -------   -------
Comprehensive loss .....................      $(772)   $(2,103)  $(2,293)  $(1,124)
                                            =======    =======   =======   =======

10.  INCOME TAXES

    Income taxes have been provided using the liability method whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and net operating loss and tax credit carry-forwards measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse or the carry-forwards are utilized. Valuation allowances are established when it is determined that it is more likely than not that such assets will not be realized.

During fiscal 2009, a full valuation allowance was established against all deferred tax assets as management determined that it is more likely than not that the Company's deferred tax assets will not be realized.

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

    In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report, including those made by the management of the Company, other than statements of historical fact, are forward-looking statements. These statements typically may be identified by the use of forward-looking words or phrases such as "believe," "expect," "intend," "anticipate," "should," "planned," "estimated," and "potential," among others and include, but are not limited to, statements concerning our expectations regarding our operations, business, strategies, prospects, revenues, expenses, costs and resources. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated results or other expectations reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and other factors beyond our control, and in particular, the risks discussed in "Part II, Item 1A. Risk Factors" and those discussed in other documents we file with the SEC. All forward-looking statements included in this document are based on our current expectations, and we undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

    The Company was founded in 1977 to develop and manufacture burn-in and test equipment for the semiconductor industry. Since its inception, the Company has sold more than 2,500 systems to semiconductor manufacturers, semiconductor contract assemblers and burn-in and test service companies worldwide. The Company's principal products currently are the Advanced Burn-in and Test System, or ABTS, the FOX full wafer contact parallel test and burn-in system, the MAX burn-in system, WaferPak contactors and the DiePak carrier.

    The Company's net sales consist primarily of sales of systems, test fixtures, die carriers, upgrades and spare parts and revenues from service contracts and cancellation charges. The Company's selling arrangements may include contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title.

CRITICAL ACCOUNTING POLICIES

    The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, long-term service contracts, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of the critical accounting policies, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2010. We believe there have been no material changes to our critical accounting policies and estimates during the six months ended November 30, 2010 compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2010.

RESULTS OF OPERATIONS

    The following table sets forth items in the Company's unaudited condensed consolidated statements of operation as a percentage of net sales for the periods indicated.

                                          Three Months Ended      Six Months Ended
                                             November 30,           November 30,
                                         -------------------   -------------------
                                           2010       2009       2010       2009
                                         --------   --------   --------   --------
Net sales. . . . . . . . . . . . . . . .    100.0 %    100.0 %    100.0 %    100.0 %
Cost of sales. . . . . . . . . . . . . .     62.1       78.8       60.0       90.0
                                         --------   --------   --------   --------
Gross profit . . . . . . . . . . . . . .     37.9       21.2       40.0       10.0
                                         --------   --------   --------   --------
Operating expenses:
  Selling, general and administrative. .     41.8       98.6       52.4      100.8
  Research and development . . . . . . .     33.4       65.4       40.7       69.3
  Gain on bankruptcy claim . . . . . . .       --         --       (2.7)    (112.9)
                                         --------   --------   --------   --------
      Total operating expenses . . . . .     75.2      164.0       90.4       57.2
                                         --------   --------   --------   --------
Loss from operations. . . . . .             (37.3)    (142.8)     (50.4)     (47.2)

Interest income. . . . . . . . . . . . .       --        0.1        0.1        0.1
Other income, net. . . . . . . . . . . .     16.2        1.6       10.8        0.4
                                         --------   --------   --------   --------
Loss before income tax
  expense (benefit). . . . . . . . . . .    (21.1)    (141.1)     (39.5)     (46.7)

Income tax expense (benefit) . . . . . .      0.3      (10.0)       0.2       (5.6)
                                         --------   --------   --------   --------
Net loss . . . . . . . . . . . . . . . .    (21.4)%   (131.1)%    (39.7) %   (41.1)%
                                         ========   ========   ========   ========

THREE MONTHS ENDED NOVEMBER 30, 2010 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2009

    NET SALES. Net sales increased to $3.6 million for the three months ended November 30, 2010 from $1.6 million for the three months ended November 30, 2009, an increase of 117.3%. This increase resulted primarily from an increase in net sales of the Company's wafer-level products to $2.7 million, an increase of approximately $2.1 million from the three months ended
November 30, 2009.

    GROSS PROFIT.  Gross profit consists of net sales less cost of sales.
Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit increased to $1.4 million for the three months ended November 30, 2010 from $349,000 for the three months ended November 30, 2009, an increase of $1.0 million. Gross profit margin increased to 37.9% for the three months ended November 30, 2010 from 21.2% for the three months ended November 30, 2009. The increase in gross profit margin was primarily the result of manufacturing efficiencies due to an increase in net sales.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative, or SG&A, expenses consist primarily of salaries and related costs of employees, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses of $1.5 million in the three months ended November 30, 2010 decreased from $1.6 million in the three months ended November 30, 2009, a decrease of 7.9%. The decrease in SG&A expenses was primarily due to a decrease in employment related expenses. The decrease in employment related expenses was primarily due to the reduction of stock based compensation of $312,000 resulting from the impact of forfeited options in the three months ended November 30, 2009, partially offset by an increase in salary costs of $107,000. The increase in salary costs is due to the elimination of certain cost cutting initiatives that had been previously implemented.

    RESEARCH AND DEVELOPMENT. Research and development, or R&D, expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses increased to $1.2 million for the three months ended November 30, 2010 from $1.1 million for the three months ended November 30, 2009, an increase of 11.0%. This increase was primarily attributable to an increase in employment related expenses. The increase in salary costs is due to the elimination of certain cost cutting initiatives that had been previously implemented.

    INTEREST INCOME. Interest income decreased to $1,000 for the three months ended November 30, 2010 from $2,000 for the three months ended November 30, 2009. The decrease in net interest income for the three months ended November 30, 2010 was primarily related to lower average cash and cash equivalent balances.

    OTHER INCOME, NET. Other income was $579,000 for the three months ended November 30, 2010, compared with $26,000 for the three months ended November 30, 2009. The increase in other income was primarily attributable to the receipt of a $575,000 dividend payment in the second quarter of fiscal 2011 related to a long-term investment.

    INCOME TAX EXPENSE. Income tax expense was $10,000 for the three months ended November 30, 2010, compared with an income tax benefit of $165,000 for the three months ended November 30, 2009. The income tax benefit for the three months ended November 30, 2009 was primarily attributable to the increase in the NOL carryback period from two to five years and the inclusion of alternative minimum taxes paid in the carry-back calculation.

SIX MONTHS ENDED NOVEMBER 30, 2010 COMPARED TO SIX MONTHS ENDED NOVEMBER 30,
2009

    NET SALES. Net sales increased to $5.7 million for the six months ended November 30, 2010 from $2.9 million for the six months ended November 30, 2009, an increase of 97.2%. This increase resulted primarily from increases in net sales of the Company's wafer-level products to $3.7 million, an increase of approximately $3.2 million from the six months ended November 30, 2009.

    GROSS PROFIT. Gross profit increased to $2.3 million for the six months ended November 30, 2010 from $292,000 for the six months ended November 30, 2009, a increase of 687.0%. Gross profit margin increased to 40% for the six months ended November 30, 2010 from 10% for the six months ended November 30, 2009. The increase in gross profit margin was primarily the result of manufacturing efficiencies due to an increase in net sales.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased to $3.0 million for the six months ended November 30, 2010 from $2.9 million for the six months ended November 30, 2009, an increase of 2.6%. The increase in SG&A expenses was primarily due to an increase in non-employee related expenses at our foreign subsidiaries, offset by a reduction in employee related costs.
The reduction in employee related costs included a reduction of stock based compensation of $320,000 due to the impact of forfeited options in the second quarter of fiscal 2010, offset by an increase in salary and labor costs of $217,000. The increase in salary costs is due to the elimination of certain cost cutting initiatives that had been previously implemented.

    RESEARCH AND DEVELOPMENT. R&D expenses increased to $2.3 million for the six months ended November 30, 2010 from $2.0 million for the six months ended November 30, 2009, an increase of 15.8%. This increase was primarily attributable to an increase in employment related costs and outside services.

The increase in employee related costs is due to an increase in salary and labor costs of $298,000. The increase in salary costs is due to the elimination of certain cost cutting initiatives that had been previously implemented. This was offset by a reduction of stock based compensation of $141,000 due to the impact of forfeited options in the second quarter of fiscal 2010.

    GAIN ON BANKRUPTCY CLAIM. Spansion, the Company's largest customer in fiscal 2009 and 2010, filed for bankruptcy in Japan in February 2009 and in the United States in March 2009. The Company filed claims in the Spansion U.S. and Spansion Japan bankruptcy actions. In the first quarter of fiscal 2010, the Company sold a portion of its Spansion U.S. bankruptcy claim to a third party for net proceeds of approximately $3.3 million and recorded the amount as a reduction of operating expenses. In the first quarter of fiscal 2011, the Company's Japanese subsidiary received approximately $155,000 in proceeds from the Spansion Japan bankruptcy claim and recorded the amount as a reduction of operating expenses.

    INTEREST INCOME. Interest income was $3,000 for the six months ended November 30, 2010, unchanged from interest income of $3,000 for the six months ended November 30, 2009.

    OTHER INCOME, NET. Other income increased to $623,000 for the six months ended November 30, 2010 from $12,000 for the six months ended November 30, 2009. The increase in other income was primarily attributable to the receipt of a $575,000 dividend payment in the second quarter of fiscal 2011 related to a long-term investment.

    INCOME TAX (BENEFIT) EXPENSE. Income tax expense was $11,000 for the six months ended November 30, 2010, compared with income tax benefit of $162,000 for the six months ended November 30, 2009. The income tax benefit for the six months ended November 30, 2009 was related to the increase in the NOL carry-back period from two to five years and the inclusion of alternative minimum taxes paid in the carry-back calculation.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was $3.1 million for the six months ended November 30, 2010 and net cash provided by operating activities was $0.4 million for the six months ended November 30, 2009. For the six months ended November 30, 2010, net cash used in operating activities was primarily driven by a net loss of $2.3 million, and increases in accounts receivable and inventories of $0.7 million and $0.6 million, respectively. The increase in accounts receivable was primarily due to an increase in revenues for the six months ended November 30, 2010 compared to the same period in the prior fiscal year. The increase in inventories is to support future shipments for customer orders. This was partially offset by a decrease in stock compensation expense of $0.5 million as the second quarter of fiscal 2010 included the impact of forfeited options. For the six months ended November 30, 2009, net cash provided by operating activities was primarily driven by stock compensation expenses of $1.1 million, a decrease in inventories of $0.5 million, depreciation and amortization of $0.4 million, a decrease in prepaid expenses and other of $0.3 million, an increase in accrued expenses and deferred revenue of $0.2 million and a decrease in accounts receivable of $0.2 million, partially offset by net loss of $1.2 million and a decrease in accounts payable of $1.2 million. Included in net loss for the six months ended November 30, 2009 was cash received of approximately $3.3 million related to the sale of a portion of the Spansion bankruptcy claim. The decrease in inventories was primarily due to inventory charged to cost of goods sold. The decrease in accounts payable was primarily due to a reduction in inventory purchases.

    Net cash used in investing activities was $3,000 for the six months ended November 30, 2010 and $54,000 for the six months ended November 30, 2009. Net cash used in investing activities during the six months ended November 30, 2010 and 2009 was primarily due to the purchase of property and equipment.

Net cash provided by financing activities was $243,000 for the six months ended November 30, 2010 and $98,000 for the six months ended November 30, 2009. Net cash provided by financing activities during the six months ended November 30, 2010 and 2009 was primarily due to proceeds from issuance of common stock for the ESPP, the Employee Stock Ownership Plan and from the exercise of stock options.

    The effect of exchange rates on cash provided $190,000 for the six months ended November 30, 2010, compared to $297,000 for the six months ended November 30, 2009. The decrease in cash provided is due to the change in the dollar compared to foreign currencies.

    As of November 30, 2010, the Company had working capital of $8.5 million. Working capital consists of cash and cash equivalents, accounts receivable, inventory and other current assets, less current liabilities.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The Company is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. The Company only invests in government-backed securities with maturities of 18 months or less. The Company does not use any financial instruments for speculative or trading purposes. Fluctuations in interest rates would not have a material effect on the Company's financial position, results of operations or cash flows.

    A majority of the Company's revenue and capital spending is transacted in U.S. Dollars. The Company, however, enters into transactions in other currencies, primarily the Japanese Yen. Substantially all sales to Japanese customers are denominated in Yen. Since the price is determined at the time a purchase order is accepted, the Company is exposed to the risks of fluctuations in the Yen-U.S. Dollar exchange rate during the lengthy period from purchase order to ultimate payment. This exchange rate risk is partially offset to the extent that the Company's Japanese subsidiary incurs expenses payable in Yen. To date, the Company has not invested in instruments designed to hedge currency risks. In addition, the Company's Japanese subsidiary typically carries debt or other obligations due to the Company that may be denominated in either Yen or U.S. Dollars. Since the Japanese subsidiary's financial statements are based in Yen and the Company's condensed consolidated financial statements are based in U.S. Dollars, the Japanese subsidiary and the Company recognize foreign exchange gain or loss in any period in which the value of the Yen rises or falls in relation to the U.S. Dollar. A 10% decrease in the value of the Yen as compared with the U.S. Dollar would not be expected to result in a significant change to the Company's net income or loss.

    The Company had no holdings of derivative financial or commodity instruments at November 30, 2010.

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

    In the face of the current sustained downturn in our business and decline in our net sales, we implemented a variety of cost controls and restructured our operations with the goal of reducing our operating costs to position ourselves to more effectively meet the needs of the currently weak market for test and burn-in equipment. While we took significant steps in fiscal 2009 to minimize our expense levels and to increase the likelihood that we would have sufficient cash to support operations during the downturn, during fiscal 2009 and fiscal 2010 we experienced operating losses. Due primarily to these operating losses in fiscal 2009 and fiscal 2010, we experienced net cash outflows. Should our business downturn be prolonged, and if we are unable to reduce our operating expenses sufficiently, we may require additional debt or equity financing to meet working capital or capital expenditure needs. While we believe our cash balances together with cash flows from operations will be sufficient to satisfy our cash requirements through fiscal 2011, we cannot determine with certainty that, if needed, we will be able to raise additional funding through either equity or debt financing under these circumstances or on what terms such financing would be available.

We depend on a small number of key customers in the semiconductor manufacturing industry for a large portion of our revenues.

    The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and contract assemblers accounting for a substantial portion of the purchases of semiconductor equipment. Sales to the Company's five largest customers accounted for approximately 94% and 88% of its net sales in the three and six months ended November 30, 2010, respectively. Two customers accounted for approximately 69% and 11% of the Company's net sales in the three months ended November 30, 2010. Two customers accounted for approximately 58% and 13% of the Company's net sales in the six months ended November 30, 2010. Sales to the Company's five largest customers accounted for approximately 87% and 73% of its net sales in the three and six months ended November 30, 2009, respectively. Four customers accounted for approximately 31%, 18%, 16% and 14% of the Company's net sales in the three months ended November 30, 2009. Four customers accounted for approximately 20%, 18%, 16% and 10% of the Company's net sales in the six months ended November 30, 2009. No other customers represented more than 10% of the Company's net sales for either fiscal 2011 or fiscal 2010.

    We expect that sales of our products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. In addition, sales to particular customers may fluctuate significantly from quarter to quarter. The loss of, or reduction or delay in an order, or orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect our business, financial condition and operating results. For example, during fiscal 2009 Spansion declared bankruptcy in Japan and in the U.S., and subsequently placed lower levels of orders with the Company, which caused our net sales to drop dramatically and impacted the Company's ability to collect on accounts receivable.

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

    We rely on subcontractors to manufacture many of the components or subassemblies used in its products. Our ABTS, FOX and MAX systems and DiePak carriers contain several components, including environmental chambers, power supplies, high-density interconnects, wafer contactors, signal distribution substrates and certain ICs, that are currently supplied by only one or a limited number of suppliers. Our reliance on subcontractors and single source suppliers involves a number of significant risks, including the loss of control over the manufacturing process, the potential absence of adequate capacity and reduced control over delivery schedules, manufacturing yields, quality and costs. In the event that any significant subcontractor or single source supplier becomes unable or unwilling to continue to manufacture subassemblies, components or parts in required volumes, we will have to identify and qualify acceptable replacements. The process of qualifying subcontractors and suppliers could be lengthy, and no assurance can be given that any additional sources would be available to us on a timely basis. Any delay, interruption or termination of a supplier relationship could adversely affect our ability to deliver products, which would harm our operating results.

Future changes in semiconductor technologies may make our products obsolete.

    Future improvements in semiconductor design and manufacturing technology may reduce or eliminate the need for our products. For example, improvements in built-in self-test, or BIST technology, and improvements in conventional test systems, such as reduced cost or increased throughput, may significantly reduce or eliminate the market for one or more of our products. If we are not able to improve our products or develop new products or technologies quickly enough to maintain a competitive position in our markets, we may not be able to grow our business.

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

Our stock price may fall below $1 per share for 30 consecutive days or our shareholders' equity may fall below $10 million, which could cause our stock to be delisted from the NASDAQ Global Market.

     Pursuant to the requirements of NASDAQ, if a company's stock price is below $1 per share for 30 consecutive trading days (the "Bid Price Rule") or if its shareholders' equity falls below $10 million, NASDAQ will notify the company that it is no longer in compliance with the NASDAQ listing qualifications. If a company is not in compliance with the Bid Price Rule, the company will have 180 calendar days to regain compliance. Thereafter, companies listed on the NASDAQ Global Market can receive an additional 180-day compliance period by transferring to the NASDAQ Capital Market if they meet all initial listing requirements of the NASDAQ Capital Market, except for the Bid Price Rule. On September 18, 2009, the Company received notice from NASDAQ that it was no longer in compliance with the Bid Price Rule. The Company regained compliance on September 30, 2009. Currently, our shareholders' equity is below the $10 million threshold. If our stock price again falls below the threshold required, or if we cannot increase our shareholders' equity above $10 million, it is possible that our stock could be delisted from the NASDAQ Global Market.

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

                                                 Aehr Test Systems
                                                    (Registrant)

Date:     January 13, 2011                 /s/    RHEA J. POSEDEL
                                        ----------------------------------
                                                  Rhea J. Posedel
                                            Chief Executive Officer and
                                        Chairman of the Board of Directors


Date:     January 13, 2011                 /s/    GARY L. LARSON
                                        ---------------------------------
                                                 Gary L. Larson
                                           Vice President of Finance and
                                              Chief Financial Officer

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