Form 10-Q
period 2011-02-28
AEHR TEST SYSTEMS
filed 2011-04-13
CIK 1040470

                                    FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 28, 2011.

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
                                 Yes          No
                                     ---         ---

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer                    Accelerated filer
                        ---                                   ---
Non-accelerated filer                      Smaller reporting company  X
                      ---                                            ---
(Do not check if a smaller reporting company)



     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes          No  X
                                     ---         ---


     Number of shares of common stock, $0.01 par value, outstanding at March 31, 2011 was 8,831,689.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED FEBRUARY 28, 2011

                                     INDEX



PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
               February 28, 2011 and May 31, 2010 . . . . . . . . . . .   4

          Condensed Consolidated Statements of Operations for the three
               months and nine months ended February 28, 2011 and 2010.   5

          Condensed Consolidated Statements of Cash Flows for the
               nine months ended February 28, 2011 and 2010 . . . . . .   6

          Notes to Condensed Consolidated Financial Statements. . . . .   7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations. . . . . . . . . . . . . . . .  16

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risks. .  21

ITEM 4.  Controls and Procedures. . . . . . . . . . . . . . . . . . . .  22


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . .  23

ITEM 1A. Risk Factors   . . . . . . . . . . . . . . . . . . . . . . . .  23

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds. .  30

ITEM 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . .  30

ITEM 4.  (Removed and Reserved) . . . . . . . . . . . . . . . . . . . .  30

ITEM 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . .  30

ITEM 6.  Exhibits   . . . . . . . . . . . . . . . . . . . . . . . . . .  30

SIGNATURE PAGE  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  31

Index to Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . .  32

                        PART I.  FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


                             AEHR TEST SYSTEMS
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                   (in thousands, except per share data)
                                 (unaudited)

                                                  February 28,    May 31,
                                                      2011         2010
                                                  -----------  -----------
                                                                   (1)
                        ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . .     $ 3,808      $ 7,766
  Accounts receivable, net of allowances for
    doubtful accounts of $33 and $1,411 at
    February 28, 2011 and May 31, 2010,
    respectively  . . . . . . . . . . . . . . . .       2,229          596
  Inventories, net. . . . . . . . . . . . . . . .       4,687        3,635
  Prepaid expenses and other. . . . . . . . . . .         220          445
                                                  -----------  -----------
    Total current assets  . . . . . . . . . . . .      10,944       12,442

Property and equipment, net . . . . . . . . . . .       1,078        1,504
Other assets. . . . . . . . . . . . . . . . . . .         540          528
                                                  -----------  -----------
    Total assets  . . . . . . . . . . . . . . . .     $12,562      $14,474
                                                  ===========  ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . .     $ 1,672      $   703
  Accrued expenses. . . . . . . . . . . . . . . .       1,213        1,626
  Deferred revenue. . . . . . . . . . . . . . . .          50          286
                                                  -----------  -----------
    Total current liabilities . . . . . . . . . .       2,935        2,615

Income tax payable. . . . . . . . . . . . . . . .         298          298
Deferred lease commitment . . . . . . . . . . . .         249          280
                                                  -----------  -----------
    Total liabilities . . . . . . . . . . . . . .       3,482        3,193
                                                  -----------  -----------

Shareholders' equity:
  Common stock, $0.01 par value:
    Issued and outstanding: 8,829 shares and
    8,664 shares at February 28, 2011 and
    May 31, 2010, respectively. . . . . . . . . .          88           87
  Additional paid-in capital. . . . . . . . . . .      47,439       46,459
  Accumulated other comprehensive income. . . . .       2,737        2,690
  Accumulated deficit . . . . . . . . . . . . . .     (41,184)     (37,955)
                                                  -----------  -----------
    Total shareholders' equity  . . . . . . . . .       9,080       11,281
                                                  -----------  -----------
    Total liabilities and shareholders' equity. .     $12,562      $14,474
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

                              AEHR TEST SYSTEMS
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                         Three Months Ended      Nine Months Ended
                                             February 28,          February 28,
                                         ------------------     ------------------
                                           2011      2010         2011      2010
                                         -------   --------     -------   --------
Net sales:
  Product sales. . . . . . . . . . . .    $4,242     $2,453     $ 9,988     $5,367
  Cancellation charges . . . . . . . .        --      2,740          --      2,740
                                         -------   --------     -------   --------
      Total net sales. . . . . . . . .     4,242      5,193       9,988      8,107
Cost of sales. . . . . . . . . . . . .     2,637      1,178       6,085      3,800
                                         -------   --------     -------   --------
Gross profit . . . . . . . . . . . . .     1,605      4,015       3,903      4,307
                                         -------   --------     -------   --------
Operating expenses:
  Selling, general and administrative.     1,486      1,664       4,499      4,600
  Research and development . . . . . .     1,039      1,451       3,377      3,470
  Gain on bankruptcy claim . . . . . .        --       (584)       (155)    (3,873)
                                         -------   --------     -------   --------
      Total operating expenses . . . .     2,525      2,531       7,721      4,197
                                         -------   --------     -------   --------
(Loss) income from operations. . . . .      (920)     1,484      (3,818)       110

Interest income  . . . . . . . . . . .        --          1           3          4
Other (expense) income, net. . . . . .       (30)        55         593         67
                                         -------   --------     -------   --------
(Loss) income before income tax
  (benefit) expense. . . . . . . . . .      (950)     1,540      (3,222)       181

Income tax (benefit) expense . . . . .        (4)         5           7       (157)
                                         -------   --------     -------   --------
Net (loss) income. . . . . . . . . . .    $ (946)    $1,535     $(3,229)    $  338
                                         =======   ========     =======   ========

Net (loss) income per share - basic. .    $(0.11)    $ 0.18      $(0.37)    $ 0.04
Net (loss) income per share - diluted.    $(0.11)    $ 0.18      $(0.37)    $ 0.04

Shares used in per share calculations:
  Basic. . . . . . . . . . . . . . . .     8,828      8,601       8,742      8,541
  Diluted. . . . . . . . . . . . . . .     8,828      8,759       8,742      8,594




               The accompanying notes are an integral part of these
                   condensed consolidated financial statements.

                                 AEHR TEST SYSTEMS
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)
                                    (unaudited)

                                                       Nine Months Ended
                                                          February 28,
                                                     ---------------------
                                                        2011        2010
                                                     ---------   ---------
Cash flows from operating activities:
  Net (loss) income.............................       $(3,229)   $    338
  Adjustments to reconcile net (loss) income to
    net cash (used in) provided by operating
    activities:
    Stock-based compensation expense............           735       1,408
    Provision for doubtful accounts.............            24          (4)
    Loss on disposal of assets..................             9         151
    Depreciation and amortization...............           432         537
    Changes in operating assets and liabilities:
      Accounts receivable.......................        (1,380)       (287)
      Inventories...............................        (1,027)        439
      Prepaid expenses and other................           242         292
      Accounts payable..........................           439        (798)
      Income tax payable........................            --          39
      Accrued expenses and deferred revenue.....          (666)      1,992
      Deferred lease commitment.................           (31)        (19)
                                                     ---------   ---------
        Net cash (used in) provided by
          operating activities..................        (4,452)      4,088
                                                     ---------   ---------
Cash flows from investing activities:

    Purchases of property and equipment.........            (6)        (65)
                                                     ---------   ---------
        Net cash used in
          investing activities..................            (6)        (65)
                                                     ---------   ---------
Cash flows from financing activities:
    Proceeds from issuance of common stock
      and exercise of stock options.............           246         100
                                                     ---------   ---------
        Net cash provided by
          financing activities..................           246         100
                                                     ---------   ---------

Effect of exchange rates on cash................           254         190
                                                     ---------   ---------
        Net (decrease) increase in cash and
          cash equivalents......................        (3,958)      4,313

Cash and cash equivalents, beginning of period..         7,766       4,360
                                                     ---------   ---------
Cash and cash equivalents, end of period........        $3,808    $  8,673
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

2.  STOCK-BASED COMPENSATION

    Stock-based compensation expense consists of expenses for stock options and employee stock purchase plan, or ESPP, shares. Stock-based compensation cost is measured at each grant date, based on the fair value of the award using the Black-Scholes option valuation model, and is recognized as expense over the employee's requisite service period. All of the Company's stock-based compensation is accounted for as an equity instrument. See Notes 8 and 9 in the Company's Annual Report on Form 10-K for fiscal 2010 filed on August 27, 2010 for further information regarding the stock option plan and the ESPP.

    The following table summarizes compensation costs related to the Company's stock-based compensation for the three and nine months ended February 28, 2011 and 2010, respectively (in thousands):


                                            Three Months Ended  Nine Months Ended
                                               February 28,        February 28,
                                            ------------------  -----------------
                                              2011      2010      2011      2010
                                            --------  --------  --------  -------
Stock-based compensation in the form of employee
  stock options and ESPP shares, included in:
Cost of sales  . . . . . . . . . . . . . . .    $ 25      $ 63      $ 85   $  231
Selling, general and administrative  . . . .     115       155       380      743
Research and development . . . . . . . . . .      83       106       270      434
                                            --------  --------  --------  -------
Total stock-based compensation . . . . . . .    $223      $324      $735   $1,408
                                            ========  ========  ========  =======

    During the three months ended February 28, 2011 and 2010, the Company recorded stock-based compensation related to stock options of $201,000 and $244,000, respectively. During the nine months ended February 28, 2011 and 2010, the Company recorded stock-based compensation related to stock options of $629,000 and $1,263,000, respectively.

    In the second quarter of fiscal 2010, the seven officers of the Company elected to forfeit certain stock options previously granted. The forfeiture of these options resulted in the immediate recognition of the unamortized portion of stock-based compensation expense of $465,000.

    As of February 28, 2011, the total unrecognized stock-based compensation cost related to unvested stock-based awards under the Company's 1996 Stock Option Plan and 2006 Equity Incentive Plan was approximately $971,000, which is net of estimated forfeitures of $2,000. This cost will be amortized over the remaining service period of the underlying options. The weighted average period is approximately 2.8 years.

    During the three months ended February 28, 2011 and 2010, the Company recorded stock-based compensation related to the ESPP of $22,000 and $80,000, respectively. During the nine months ended February 28, 2011 and 2010, the Company recorded stock-based compensation related to the ESPP of $106,000 and $145,000, respectively.

    As of February 28, 2011, the total compensation cost related to options to purchase the Company's common stock under the ESPP but not yet recognized was approximately $32,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 0.7 years.

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

    Fair Value. The fair values of the Company's stock options granted to employees for the three and nine months ended February 28, 2011 and 2010 were estimated using the following weighted average assumptions in the Black-Scholes option valuation model. There were no option grants during the three months ended February 28, 2010.

                                            Three months ended   Nine Months Ended
                                                February 28,        February 28,
                                            ------------------   -----------------
                                             2011       2010      2011      2010
                                            -------    -------   -------   -------
Option Plan Shares
Expected Term (in years)....................      5        N/A         5         5
Volatility..................................   0.80        N/A      0.80      0.78
Expected Dividend...........................  $0.00        N/A     $0.00     $0.00
Risk-free Interest Rates....................  1.96%        N/A     1.72%     2.53%
Estimated Forfeiture Rate...................  0.25%        N/A     0.25%     0.25%
Weighted Average Grant Date Fair Value......  $0.85        N/A     $1.20     $0.56


    The fair values of the ESPP shares for the nine months ended February 28, 2011 and 2010, respectively, were estimated using the following weighted-average assumptions:



                                                           Nine Months Ended
                                                              February 28,
                                                         ---------------------
                                                            2011        2010
                                                         ---------   ---------

Employee Stock Purchase Plan Shares
Expected Term (in years)..................                0.5-2.0     0.5-2.0
Volatility................................               0.85-0.94   0.79-1.08
Expected Dividend.........................                 $0.00       $0.00
Risk-free Interest Rates..................               0.2%-0.4%   0.2%-0.9%
Estimated Forfeiture Rate.................                   0%          0%
Weighted Average Grant Date Fair Value....                 $0.74       $0.62


    There were no ESPP shares granted to employee for the three months ended February 28, 2011 and 2010.

    The following table summarizes the stock option transactions during the three and nine months ended February 28, 2011 (in thousands, except per share data):

                                            Outstanding Options
                                --------------------------------------------
                                                        Weighted
                                              Number    Average    Aggregate
                                 Available      of      Exercise   Intrinsic
                                  Shares      Shares      Price      Value
                                ----------   --------  ---------  ----------
Balances, May 31, 2010........         998      1,949      $3.88        $833
  Options granted.............        (434)       434      $1.97
  Options terminated..........         115       (115)     $3.41
  Options exercised...........          --        (14)     $0.86
  Plan shares expired.........         (63)        --
                                ----------   --------
Balances, August 31, 2010.....         616      2,254      $3.56        $173

  Options granted.............         (65)        65      $1.32
  Options terminated..........         126       (126)     $5.34
  Options exercised...........          --         (3)     $0.85
  Plan shares expired.........         (43)        --
                                ----------   --------
Balances, November 30, 2010...         634      2,190      $3.40        $ 39

  Options granted.............          (2)         2      $1.31
  Options terminated..........          40        (40)     $2.57
  Options exercised...........          --         (4)     $0.85
                                ----------   --------
Balances, February 28, 2011...         672      2,148      $3.41        $493
                                ==========   ========

Options exercisable and expected to be
  exercisable at February 28, 2011              2,105      $3.41        $483
                                             ========

    The options outstanding and exercisable at February 28, 2011 were in the following exercise price ranges (in thousands, except per share data):

                     Options Outstanding               Options Exercisable
                     at February 28, 2011              at February 28, 2011
            --------------------------------  --------------------------------------
                        Weighted                               Weighted
                        Average     Weighted  Number  Weighted Average
 Range of     Number    Remaining   Average   Exer-   Average  Remaining   Aggregate
 Exercise   Outstanding Contractual Exercise  cisable Exercise Contractual Intrinsic
  Prices      Shares    Life(Years)  Price    Shares   Price   Life (Years)  Value
----------- ----------- ----------- --------  ------- -------- ----------- ---------
$0.85-$0.85         480     3.33       $0.85      407    $0.85        3.33
$1.29-$2.81         871     3.41       $2.12      396    $2.31        2.63
$2.84-$5.96         434     0.98       $4.62      418    $4.58        0.96
$6.00-$9.30         241     1.91       $7.69      231    $7.72        1.92
$9.94-$9.94         122     2.32       $9.94       82    $9.94        2.32
            -----------                       -------
$0.85-$9.94       2,148     2.67       $3.41    1,534    $3.76        2.24      $403
            ===========                       =======

    The total intrinsic value of options exercised during the three and nine months ended February 28, 2011 was $1,000 and $3,000, respectively. The total intrinsic value of options exercised during the three and nine months ended February 28, 2010 was $1,000 and $1,000, respectively. The weighted average remaining contractual life of the options exercisable and expected to be exercisable at February 28, 2011 was 2.7 years.

    Options to purchase 1,534,000 and 1,225,000 shares were exercisable at February 28, 2011 and 2010, respectively. These exercisable options had weighted average exercise prices of $3.76 and $4.31 as of February 28, 2011 and 2010, respectively.

3.  EARNINGS PER SHARE

    Earnings per share is computed based on the weighted average number of common and common equivalent shares (common stock options and ESPP shares) outstanding, when dilutive, during each period using the treasury stock method.

                                            Three Months Ended    Nine Months Ended
                                               February 28,          February 28,
                                            --------  --------   --------  --------
                                              2011      2010       2011      2010
                                            --------  --------   --------  --------
                                            (in thousands, except per share amounts)

Numerator:  Net (loss) income..............   $ (946)   $1,535    $(3,229)    $ 338
                                            --------  --------   --------  --------
Denominator for basic net (loss) income
  per share:
  Weighted-average shares outstanding .....    8,828     8,601      8,742     8,541
                                            --------  --------   --------  --------
Shares used in basic net (loss) income per
  share calculation........................    8,828     8,601      8,742     8,541

Effect of dilutive securities..............       --       158         --        53
                                            --------  --------   --------  --------
Denominator for diluted net (loss) income
    per share..............................    8,828     8,759      8,742     8,594
                                            --------  --------   --------  --------

Basic net (loss) income per share..........   $(0.11)   $ 0.18    $ (0.37)    $0.04
                                            ========  ========   ========  ========
Diluted net (loss) income per share........   $(0.11)   $ 0.18    $ (0.37)    $0.04
                                            ========  ========   ========  ========


    For the purpose of computing diluted earnings per share, weighted average potential common shares do not include stock options with an exercise price greater than the average fair value of the Company's common stock for the period, as the effect would be anti-dilutive. Potential common shares have not been included in the calculation of diluted net loss per share as the effect would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share are the same. Stock options to purchase 2,148,000 shares of common stock were outstanding on February 28, 2011, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive. Stock options to purchase 1,430,000 shares of common stock were outstanding on February 28, 2010, but not included in the computation of diluted net income per share, because the inclusion of such shares would be anti-dilutive.

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

    The following table summarizes the Company's assets and liabilities measured at fair value on a recurring basis as of February 28, 2011 and May 31, 2010 (in thousands):

                                    Balance as of
                                  February 28, 2011     Level 1     Level 2
                                  -----------------   ----------  ----------
Money market funds..............             $1,886       $1,886        $ --
                                  -----------------   ----------  ----------
Assets..........................             $1,886       $1,886        $ --
                                  =================   ==========  ==========

Liabilities.....................             $   --       $   --        $ --
                                  =================   ==========  ==========

                                    Balance as of
                                     May 31, 2010       Level 1     Level 2
                                  -----------------   ----------  ----------
Money market funds..............             $6,428       $6,428        $ --
                                  -----------------   ----------  ----------
Assets..........................             $6,428       $6,428        $ --
                                  =================   ==========  ==========

Liabilities.....................             $   --       $   --        $ --
                                  =================   ==========  ==========

    As of February 28, 2011, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

    The Company invests in equity securities of private companies as part of its business strategy. These investments are carried at cost and are included in "Other Assets" in the consolidated balance sheets. If the Company determines that an other-than-temporary decline exists in the fair value of an investment, the Company writes down the investment to its fair value and records the related write-down as an investment loss in "Other Income (Expense)" in its consolidated statements of operations. At February 28, 2011 and May 31, 2010, the carrying value of the strategic investments was $384,000.

5.  ACCOUNTS RECEIVABLE, NET

    Accounts receivable represents customer trade receivables and is presented net of allowance for doubtful accounts of $33,000 at February 28, 2011 and $1,411,000 at May 31, 2010. Accounts receivable is derived from the sale of products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies. The Company's allowance for doubtful accounts is based upon historical experience and review of trade receivables by aging category to identify specific customers with known disputes or collection issues. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received.

6.  INVENTORIES

    Inventories are comprised of the following (in thousands):

                                           February 28,     May 31,
                                               2011          2010
                                           -----------    -----------
Raw materials and sub-assemblies........        $1,471         $  754
Work in process.........................         3,044          2,633
Finished goods..........................           172            248
                                           -----------    -----------
                                                $4,687         $3,635
                                           ===========    ===========

7.  SEGMENT INFORMATION

    The Company operates in one reportable segment: the design, manufacture and marketing of advanced test and burn-in products to the semiconductor manufacturing industry.

    The following presents information about the Company's operations in different geographic areas (in thousands):

                                          United
                                          States     Asia     Europe      Total
                                        --------- --------- ---------  ---------
Three months ended February 28, 2011:
  Net sales...........................     $4,159       $20       $63     $4,242
  Property and equipment, net.........        990        76        12      1,078

Nine months ended February 28, 2011:
  Net sales...........................     $8,905      $703      $380     $9,988
  Property and equipment, net.........        990        76        12      1,078

Three months ended February 28, 2010:
  Net sales...........................     $5,085       $81       $27     $5,193
  Property and equipment, net.........      1,554        82        18      1,654

Nine months ended February 28, 2010:
  Net sales...........................     $7,646      $189      $272     $8,107
  Property and equipment, net.........      1,554        82        18      1,654


    The Company's foreign operations are primarily those of its Japanese and German subsidiaries. Substantially all of the sales of the subsidiaries are made to unaffiliated Japanese or European customers. Net sales from outside the United States include the operating results of Aehr Test Systems Japan K.K. and Aehr Test Systems GmbH.

    Sales to the Company's five largest customers accounted for approximately 95% and 87% of its net sales in the three and nine months ended February 28, 2011, respectively. One customer, Spansion Inc. ("Spansion"), accounted for approximately 73% and 64% of the Company's net sales in the three and nine months ended February 28, 2011. One customer, Texas Instruments Inc., accounted for approximately 12% of the Company's net sales in the nine months ended February 28, 2011. Sales to the Company's five largest customers accounted for approximately 96% and 84% of its net sales in the three and nine months ended February 28, 2010, respectively. One customer, Spansion, accounted for approximately 81% and 59% of the Company's net sales in the three and nine months ended February 28, 2010, respectively. No other customers represented more than 10% of the Company's net sales for either fiscal 2011 or fiscal 2010.

8.  PRODUCT WARRANTIES

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

    Following is a summary of changes in the Company's liability for product warranties during the three and nine months ended February 28, 2011 and 2010 (in thousands):

                                           Three Months Ended    Nine Months Ended
                                              February 28,          February 28,
                                           ------------------    -----------------
                                              2011      2010       2011     2010
                                           --------  --------    --------  -------
Balance at the beginning of the period....      $97      $230        $174     $314

Accruals for warranties issued
  during the period.......................       26        26          86       66
Reversals of warranties issued
  during the period.......................       --        --         (88)     (28)
Settlement made during the period
  (in cash or in kind)....................      (41)      (52)        (90)    (148)
                                           --------   -------    --------  -------
Balance at the end of the period..........      $82      $204        $ 82     $204
                                           ========   =======    ========  =======

    The accrued warranty balance is included in accrued expenses on the accompanying condensed consolidated balance sheets.

9.  GAIN ON BANKRUPTCY CLAIM

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

10.  OTHER COMPREHENSIVE LOSS

    Other comprehensive loss, net of tax is comprised of the following (in thousands):

                                          Three Months Ended   Nine Months Ended
                                              February 28,        February 28,
                                          ------------------   ------------------
                                            2011      2010       2011      2010
                                          --------  --------   --------  --------
Net (loss) income.......................     $(946)   $1,535    $(3,229)     $338
Foreign currency translation adjustments        57       (95)        47       (22)
                                          --------  --------   --------   -------
Comprehensive (loss) income.............     $(889)   $1,440    $(3,182)     $316
                                          ========  ========   ========  ========

                                     14

11.  INCOME TAXES

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

12.  RECENT ACCOUNTING PRONOUNCEMENTS

    In October 2009, the Financial Accounting Standards Board, or FASB, issued authoritative guidance for revenue recognition with multiple deliverables. This authoritative guidance defines the criteria for identifying individual deliverables in a multiple-element arrangement and the manner in which revenues are allocated to individual deliverables. In absence of vendor-specific objective evidence, or VSOE, or other third party evidence, or TPE, of the selling price for the deliverables in a multiple-element arrangement, guidance requires companies to use an estimated selling price, or ESP, for the individual deliverables. Companies shall apply the relative-selling price model for allocating an arrangement's total consideration to its individual elements. Under this model, the ESP is used for both the delivered and undelivered elements that do not have VSOE or TPE of the selling price. This guidance is effective for fiscal years beginning on or after June 15, 2010, and will be applied prospectively to revenue arrangements entered into or materially modified after the effective date. The Company will adopt this guidance in the first quarter of fiscal year 2012. The implementation of this authoritative guidance is not expected to have a material impact on the Company's financial position or results of operations.

    In October 2009, the FASB issued authoritative guidance for the accounting for certain revenue arrangements that include software elements. This authoritative guidance amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. This guidance is effective for fiscal years beginning on or after June 15, 2010, and will be applied prospectively to revenue arrangements entered into or materially modified after the effective date. The Company will adopt this guidance in the first quarter of fiscal year 2012. The implementation of this authoritative guidance is not expected to have a material impact on the Company's financial position or results of operations.

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

CRITICAL ACCOUNTING POLICIES

    The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires the

Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, long-term service contracts, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of the critical accounting policies, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2010. We believe there have been no material changes to our critical accounting policies and estimates during the nine months ended February 28, 2011 compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2010.

RESULTS OF OPERATIONS

    The following table sets forth items in the Company's unaudited condensed consolidated statements of operation as a percentage of net sales for the periods indicated.

                                        Three Months Ended   Nine Months Ended
                                            February 28,        February 28,
                                        ------------------   ------------------
                                          2011       2010       2011       2010
                                        --------  --------   --------  --------
Net sales:
  Product sales. . . . . . . . . . . . .   100.0 %    47.2 %    100.0 %    66.2 %
  Cancellation charges . . . . . . . . .      --      52.8         --      33.8
                                        --------  --------   --------  --------
      Total net sales. . . . . . . . . .   100.0     100.0      100.0     100.0
Cost of sales. . . . . . . . . . . . . .    62.2      22.7       60.9      46.9
                                        --------  --------   --------  --------
Gross profit . . . . . . . . . . . . . .    37.8      77.3       39.1      53.1
                                        --------  --------   --------  --------
Operating expenses:
  Selling, general and administrative. .    35.0      32.0       45.0      56.7
  Research and development . . . . . . .    24.5      27.9       33.8      42.8
  Gain on bankruptcy claim . . . . . . .      --     (11.2)      (1.5)    (47.8)
                                        --------  --------   --------  --------
      Total operating expenses . . . . .    59.5      48.7       77.3      51.7
                                        --------  --------   --------  --------
(Loss) income from operations. . . . . .   (21.7)     28.6      (38.2)      1.4

Interest income. . . . . . . . . . . . .      --        --         --       0.1
Other (expense) income, net. . . . . . .    (0.7)      1.1        6.0       0.8
                                        --------  --------   --------  --------
(Loss) income before income tax
  expense (benefit). . . . . . . . . . .   (22.4)     29.7      (32.2)      2.3

Income tax expense (benefit) . . . . . .    (0.1)      0.1        0.1      (1.9)
                                        --------  --------   --------  --------
Net (loss) income. . . . . . . . . . . .   (22.3)%    29.6 %    (32.3)%     4.2 %
                                        ========  ========   ========  ========

THREE MONTHS ENDED FEBRUARY 28, 2011 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 2010

    NET SALES. Net sales decreased to $4.2 million for the three months ended February 28, 2011 from $5.2 million for the three months ended February 28, 2010, a decrease of 18.3%. Net sales for the three months ended February 28, 2010 included $2.7 million of cancellation charges. No cancellation charges were recorded for the three months ended February 28, 2011. In the third quarter of fiscal 2010, the Company sold the remainder of its Spansion U.S.

bankruptcy claim for net proceeds of approximately $4.6 million, and recorded $2.7 million as revenue related to cancellation charges.

    Product sales were $4.2 for the three months ended February 28, 2011 compared to $2.5 million for the three months ended February 28, 2010. The increase in product sales for the three months ended February 28, 2011 resulted primarily from an increase in net sales of the Company's wafer-level products to $3.1 million, an increase of $1.6 million from the $1.5 million for three months ended February 28, 2010.

    GROSS PROFIT.  Gross profit consists of net sales less cost of sales.
Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit decreased to $1.6 million for the three months ended February 28, 2011 from a gross profit of $4.0 million for the three months ended February 28, 2010, a decrease of $2.4 million. Included in the third quarter of fiscal 2010 gross profit was $2.7 million of gross profit related to cancellation charges in the Spansion
bankruptcy claim.   Gross profit margin decreased to 37.8% for the three
months ended February 28, 2011 from 77.3% for the three months ended February 28, 2010. The decrease in gross profit margin was primarily the result of the cancellation charges in net sales for the three months ended February 28, 2010.

    Excluding the impact of cancellation charges, gross profit margin related to product sales decreased to 37.8% for the three months ended February 28, 2011 from 52.0% for the three months ended February 28, 2010. Gross profit margin on product sales decreased because in the three months ended February 28, 2010, a higher than normal proportion of shipments had low costs, as some of the shipments included inventory items that had previously been fully reserved.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative, or SG&A, expenses consist primarily of salaries and related costs of employees, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses of $1.5 million in the three months ended February 28, 2011 decreased from $1.7 million in the three months ended February 28, 2010, a decrease of $0.2 million. The decrease in SG&A expenses was primarily due to a decrease in employment related expenses resulting from lower bonus accruals.

    RESEARCH AND DEVELOPMENT. Research and development, or R&D, expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses decreased to $1.0 million for the three months ended February 28, 2011 from $1.5 million for the three months ended February 28, 2010, a decrease of $0.5 million. This decrease was primarily attributable to the inclusion of a $0.2 million write-down of capital equipment in fiscal 2010. In addition, R&D employment related expenses decreased by $0.1 million resulting from lower bonus accruals, and outside services decreased by $0.1 million due to a decrease in patent filings on new products.

    GAIN ON BANKRUPTCY CLAIM. In the third quarter of fiscal 2010, the Company sold the remaining balance of its Spansion U.S. bankruptcy claim for net proceeds of approximately $4.6 million, of which $0.6 million was recorded as a reduction of operating expenses.

    INTEREST INCOME. Interest income was nil for the three months ended February 28, 2011, down from $1,000 for the three months ended February 28, 2010. The decrease in net interest income for the three months ended February 28, 2011 was primarily related to lower average cash and cash equivalent balances.

    OTHER (EXPENSE) INCOME, NET. Other expense was $30,000 for the three months ended February 28, 2011 compared to other income of $55,000 for the three months ended February 28, 2010. The change in other (expense) income was primarily related to foreign exchange gains and losses on settlement of transactions in the Company's German subsidiary.

    INCOME TAX (BENEFIT) EXPENSE. An income tax benefit of $4,000 was recognized for the three months ended February 28, 2011, compared with an income tax expense of $5,000 for the three months ended February 28, 2010.

NINE MONTHS ENDED FEBRUARY 28, 2011 COMPARED TO NINE MONTHS ENDED FEBRUARY 28, 2010

    NET SALES. Net sales increased to $10.0 million for the nine months ended February 28, 2011 from $8.1 million for the nine months ended February 28, 2010, an increase of 23.2%. Net sales for the nine months ended February 28, 2010 included $2.7 million of cancellation charges. No cancellation charges were recorded for the nine months ended February 28, 2011. In the third quarter of fiscal 2010, the Company sold the remainder of its Spansion U.S. bankruptcy claim for net proceeds of approximately $4.6 million, and recorded $2.7 million as revenue related to cancellation charges.

    Product sales were $10.0 million for the nine months ended February 28, 2011 compared to $5.4 million for the nine months ended February 28, 2010. The increase in product sales resulted primarily from increases in net sales of the Company's wafer-level products to $6.8 million, an increase of approximately $4.8 million from the $2.0 million for the nine months ended February 28, 2010.

    GROSS PROFIT. Gross profit decreased to $3.9 million for the nine months ended February 28, 2011 from $4.3 million for the nine months ended February 28, 2010, a decrease of 9.4%. Gross profit margin decreased to 39.1% for the nine months ended February 28, 2011 from 53.1% for the nine months ended February 28, 2010. The decrease in gross profit margin was primarily the result of the cancellation charges in net sales in the nine months ended February 28, 2010.

    Excluding the impact of cancellation charges, gross profit margin related to product sales increased to 39.1% for the nine months ended February 28, 2011 from 29.2% for the nine months ended February 28, 2010. The increase in gross profit margin on product sales was due primarily to manufacturing efficiencies resulting from an increase in product sales in the nine months ended February 28, 2011.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses decreased to $4.5 million for the nine months ended February 28, 2011 from $4.6 million for the nine months ended February 28, 2010, a decrease of $0.1 million. The decrease in SG&A expenses was primarily due to a decrease in employment related expenses. The decrease in employment related expenses was primarily due to a decrease of $0.4 million in option compensation expense from the impact of forfeited options in fiscal 2010, offset by an increase in salaries and labor costs of $0.3 million from the elimination of certain cost reduction initiatives previously implemented.

    RESEARCH AND DEVELOPMENT. R&D expenses decreased to $3.4 million for the nine months ended February 28, 2011 from $3.5 million for the nine months ended February 28, 2010, a decrease of $0.1 million. This decrease was primarily attributable to the inclusion of a $0.2 million write-down of capital equipment in fiscal 2010. This was partially offset by an increase in R&D employment related expenses of $0.1. The increase in employment related expenses was primarily due to an increase in salaries and labor costs of $0.3 million from the elimination of certain cost reduction initiatives previously implemented, offset by a decrease of $0.2 million in option compensation expense from the impact of forfeited options in fiscal 2010.

    GAIN ON BANKRUPTCY CLAIM. In the first quarter of fiscal 2010, the Company sold a portion of its Spansion U.S. bankruptcy claim to a third party for net proceeds of approximately $3.3 million and recorded the amount as a reduction of operating expenses. In the third quarter of fiscal 2010, the

Company sold the remaining balance of its Spansion U.S. bankruptcy claim for net proceeds of approximately $4.6 million, of which $0.6 million was recorded as a reduction of operating expenses. In the first quarter of fiscal 2011, the Company's Japanese subsidiary received approximately $155,000 in proceeds from the Spansion Japan bankruptcy claim and recorded the amount as a reduction of operating expenses.

    INTEREST INCOME. Interest income decreased to $3,000 for the nine months ended February 28, 2011 from $4,000 for the nine months ended February 28, 2010. The decrease in net interest income for the nine months ended February 28, 2011 was related to lower average cash and cash equivalent balances.

    OTHER INCOME, NET. Other income increased to $593,000 for the nine months ended February 28, 2011 from $67,000 for the nine months ended February 28, 2010. The increase in other income was primarily attributable to the receipt of a $575,000 dividend payment in the second quarter of fiscal 2011 related to a long-term investment.

    INCOME TAX EXPENSE (BENEFIT). Income tax expense was $7,000 for the nine months ended February 28, 2011, compared with an income tax benefit of $157,000 for the nine months ended February 28, 2010. The income tax benefit for the nine months ended February 28, 2010 was related to the increase in the Net Operating Loss carry-back period from two to five years and the inclusion of alternative minimum taxes paid in the carry-back calculation.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was $4.5 million for the nine months ended February 28, 2011 and net cash provided by operating activities was $4.1 million for the nine months ended February 28, 2010. For the nine months ended February 28, 2011, net cash used in operating activities was primarily driven by the net loss of $3.2 million, and increases in accounts receivable and inventories of $1.4 million and $1.0 million, respectively. The increase in accounts receivable was primarily due to an increase in revenues for the nine months ended February 28, 2011 compared to the same period in the prior fiscal year. The increase in inventories is to support future shipments for customer orders. This was partially offset by stock-based compensation of $0.7 million and depreciation and amortization of $0.4 million. For the nine months ended February 28, 2010, net cash provided by operating activities was primarily the result of an increase in accrued expenses and deferred revenue of $2.0 million and stock based compensation of $1.4 million. Included in the accrued expenses and deferred revenue for the nine months ended February 28, 2010 was $1.3 million related to the sale of the remainder of the Spansion bankruptcy claim.

    Net cash used in investing activities was $6,000 for the nine months ended February 28, 2011 and $65,000 for the nine months ended February 28, 2010.
The net cash used in investing activities during the nine months ended February 28, 2011 and 2010 was primarily due to purchases of property and equipment.

    Financing activities provided cash of $246,000 for the nine months ended February 28, 2011 and $100,000 for the nine months ended February 28, 2010. Net cash provided by financing activities during the nine months ended February 28, 2011 and 2010 was primarily due to proceeds from issuance of common stock for the ESPP, the Employee Stock Ownership Plan and from the exercise of stock options.

    The effect of exchange rates on cash provided $254,000 for the nine months ended February 28, 2011, compared to $190,000 for the nine months ended February 28, 2010. The increase in cash provided is due to the change in the value of the dollar compared to foreign currencies.

    As of February 28, 2011, the Company had working capital of $8.0 million. Working capital consists of cash and cash equivalents, accounts receivable, inventory and other current assets, less current liabilities.

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

    The Company anticipates that the existing cash balance together with cash flows from operations, will be adequate to meet its working capital and capital equipment requirements through the next twelve months. Depending on its ability to grow revenues and achieve profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital equipment needs. There can be no assurance that the Company will grow revenues or achieve or maintain profitability or that the Company's cash flows from operations will meet its future needs. If the Company is required to raise additional capital, it may not be successful in doing so. Even if it is able to raise additional capital, the terms of such a financing may be onerous and could result in significant dilution to the Company's shareholders or a loss in value of the Company's stock.

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

    A majority of the Company's revenue and capital spending is transacted in U.S. Dollars. The Company, however, enters into transactions in other currencies, primarily the Japanese Yen. Substantially all sales to Japanese customers are denominated in Yen. Since the price is determined at the time a purchase order is accepted, the Company is exposed to the risks of fluctuations in the Yen-U.S. Dollar exchange rate during the lengthy period from purchase order to ultimate payment. This exchange rate risk is partially offset to the extent that the Company's Japanese subsidiary incurs expenses payable in Yen. To date, the Company has not invested in instruments designed to hedge currency risks. In addition, the Company's Japanese subsidiary typically carries debt or other obligations due to the Company that may be denominated in either Yen or U.S. Dollars. Since the Japanese subsidiary's financial statements are based in Yen and the Company's condensed consolidated financial statements are based in U.S. Dollars, the Japanese subsidiary and the Company recognize foreign exchange gain or loss in any period in which the value of the Yen rises or falls in relation to the U.S. Dollar. A 10% decrease in the value of the Yen as compared with the U.S. Dollar would not be expected to result in a significant change to the Company's net income or loss. There have not been any significant changes in risk exposures since the end of the last fiscal year, and management does not expect any material changes in market risks.

    The Company had no holdings of derivative financial or commodity instruments at February 28, 2011.

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

Periodic economic and semiconductor industry downturns could continue to negatively affect our business, results of operations, and financial condition.

    The recent and historical global economic and semiconductor industry downturns negatively affected and could continue to negatively affect our business, results of operations, and financial condition. The recent financial turmoil affected the banking system and financial markets resulting in a tightening of the credit markets, disruption in the financial markets and global economy downturn. These events contributed to significant slowdowns in
the industries in which we operate.   Difficulties in obtaining capital and
deteriorating market conditions can pose the risk that some of our customers may not be able to obtain necessary financing on reasonable terms, which could result in lower sales for the Company. Customers with liquidity issues may lead to additional bad debt expense for the Company. For example, Spansion declared bankruptcy in Japan and the U.S. during fiscal 2009; as a result the
Company subsequently recorded a $13.7 million provision for bad debts.   A
recurrence of these conditions may also similarly affect our key suppliers, which could impact their ability to deliver parts and result in delays in deliveries of our products.

    Turmoil in the international financial markets has resulted, and may result in the future, in dramatic currency devaluations, stock market declines, restriction of available credit and general financial weakness. In addition, flash, DRAM and other memory device prices have historically declined, and will likely do so again in the future. These developments may affect us in several ways. We believe that many international semiconductor manufacturers limited their capital spending in calendar 2009, and that the uncertainty of the memory market may cause some manufacturers in the future to again delay capital spending plans. Economic conditions may also affect the ability of our customers to meet their payment obligations, resulting in cancellations or deferrals of existing orders and limiting additional orders. In addition, some governments have subsidized portions of fabrication facility construction, and financial turmoil may reduce these governments' willingness to continue such subsidies. Such developments could have a material adverse affect on our business, financial condition and results of operations.

    The recent economic conditions and uncertainty about future economic conditions made it challenging for us to forecast our operating results, make business decisions, and identify the risks that may affect our business, financial condition and results of operations. If such conditions recur, and we are not able to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, our business, financial condition or results of operations may be materially and adversely affected.

If we are not able to reduce our operating expenses sufficiently during periods of weak revenue, or if we utilize significant amounts of cash to support operating losses, we may erode our cash resources and may not have sufficient cash to operate our business.

    In the face of the recent sustained downturn in our business and decline in our net sales, we implemented a variety of cost controls and restructured our operations with the goal of reducing our operating costs to position ourselves to more effectively meet the needs of the then weak market for test and burn-in equipment. While we took significant steps in fiscal 2009 to minimize our expense levels and to increase the likelihood that we would have sufficient cash to support operations during the downturn, during fiscal 2009 and fiscal 2010 we experienced operating losses. Due primarily to these operating losses in fiscal 2009 and fiscal 2010, we experienced net cash outflows. Should our business downturn be prolonged, and if we are unable to reduce our operating expenses sufficiently, we may require additional debt or equity financing to meet working capital or capital expenditure needs. While we believe our cash balances together with cash flows from operations will be sufficient to satisfy our cash requirements through the next twelve months, we cannot determine with certainty that, if needed, we will be able to raise additional funding through either equity or debt financing under these circumstances or on what terms such financing would be available.

We generate a large portion of our sales from a small number of customers. If we were to lose one or more of our large customers, operating results could suffer dramatically.

    The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and contract assemblers accounting for a substantial portion of the purchases of semiconductor equipment. Sales to the Company's five largest customers accounted for approximately 95% and 87% of its net sales in the three and nine months ended February 28, 2011, respectively. One customer, Spansion Inc. ("Spansion"), accounted for approximately 73% and 64% of the Company's net sales in the three and nine months ended February 28, 2011. One customer, Texas Instruments Inc., accounted for approximately 12% of the Company's net sales in the nine months ended February 28, 2011. Sales to the Company's five largest customers accounted for approximately 96% and 84% of its net sales in the three and nine months ended February 28, 2010, respectively. One customer, Spansion, accounted for approximately 81% and 59% of the Company's net sales in the three and nine months ended February 28, 2010, respectively. No other customers represented more than 10% of the Company's net sales for either fiscal 2011 or fiscal 2010.

    We expect that sales of our products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. In addition, sales to particular customers may fluctuate significantly from quarter to quarter. The loss of, or reduction or delay in an order, or orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect our business, financial condition and operating results. For example, during fiscal 2009 Spansion, our largest customer at the time, declared bankruptcy in Japan and in the U.S., and subsequently placed lower levels of orders with the Company, which caused our net sales to drop dramatically and impacted the Company's ability to collect on accounts receivable.

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

The Company's business operations could be negatively impacted by earthquakes or other natural disasters.

    The recent Japanese earthquake and resulting tsunami may affect the Company's business operations. Our Japanese subsidiary is located in Tokyo and as of the date of this filing all of our Japanese employees are reported safe and our office was not damaged. However, there can be no assurances that future operations and revenue may not be seriously affected by, among other things, the rolling electrical blackouts and industry wide shutdowns now occurring in Japan as well as the potential of a nuclear disaster occurring at a power plant installation within two hundred miles of our Tokyo office. The disaster in Japan may also result in a downturn in the Japanese economy as a whole. These occurring or potential events may seriously damage our ability to conduct business in Japan or, in the worst case, cause operations in Japan to completely cease with our business suffering a material downturn.

    Natural disasters may impact our ability to manufacture product in the event our facility is damaged, or if operations are disrupted at a major supplier. The demand for our product may be negatively affected if a natural disaster impacts one of our significant customers.

We rely on increasing market acceptance for our FOX system, and we may not be successful in attracting new customers or maintaining our existing customers.

    A principal element of our business strategy is to capture an increasing share of the test equipment market through sales of our FOX wafer-level test and burn-in system. The FOX system is designed to simultaneously burn-in and functionally test all of the die on a wafer. The market for the FOX systems is in the early stages of development. Market acceptance of the FOX system is subject to a number of risks. Before a customer will incorporate the FOX system into a production line, lengthy qualification and correlation tests must be performed. We anticipate that potential customers may be reluctant to change their procedures in order to transfer burn-in and test functions to the FOX system. Initial purchases are expected to be limited to systems used for these qualifications and for engineering studies. Market acceptance of the FOX system also may be affected by a reluctance of IC manufacturers to rely on relatively small suppliers such as Aehr Test Systems. As is common with new complex products incorporating leading-edge technologies, we may encounter reliability, design and manufacturing issues as we begin volume production and initial installations of FOX systems at customer sites. The failure of the FOX system to achieve increased market acceptance would have a material adverse effect on our future operating results, long-term prospects and our stock price.

We rely on increasing market acceptance for our ABTS system and we may not be able to achieve sufficient market acceptance to allow our ABTS system to be commercially viable.

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

    We have historically derived a substantial portion of our net sales from the sale of dynamic burn-in systems. We believe that the market for burn-in systems is mature and is not expected to experience significant long-term growth in the future. In general, process control improvements in the semiconductor industry have tended to reduce burn-in times. In addition, as a given IC product generation matures and yields increase, the required burn-in time may be reduced or eliminated. IC manufacturers, which historically have been our primary customer base, increasingly outsource test and burn-in to independent test labs, which often build their own systems. Our ABTS system may cannibalize the business that would previously have been addressed by the MAX system. Our success depends upon some continued acceptance of our MAX burn-in products within these markets. There can be no assurance that the market for burn-in systems will grow, or that sales of our MAX burn-in products may not decline.

We sell our products and services worldwide, and our business is subject to risks inherent in conducting business activities in geographic regions outside of the United States.

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

Our industry is subject to rapid technological change and our ability to remain competitive depends on our ability to introduce new products in a timely manner.

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

We may experience increased costs associated with new product introductions.

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

Our dependence on subcontractors and sole source suppliers may prevent us from delivering our products on a timely basis and expose us to intellectual property infringement.

    We rely on subcontractors to manufacture many of the components or subassemblies used in its products. Our ABTS, FOX and MAX systems, WaferPak contactors, and DiePak carriers contain several components, including environmental chambers, power supplies, high-density interconnects, wafer contactors, signal distribution substrates and certain ICs that are currently supplied by only one or a limited number of suppliers. Our reliance on subcontractors and single source suppliers involves a number of significant risks, including the loss of control over the manufacturing process, the potential absence of adequate capacity and reduced control over delivery schedules, manufacturing yields, quality and costs. In the event that any significant subcontractor or single source supplier becomes unable or unwilling to continue to manufacture subassemblies, components or parts in required volumes, we will have to identify and qualify acceptable replacements. The process of qualifying subcontractors and suppliers could be lengthy, and no assurance can be given that any additional sources would be available to us on a timely basis. Any delay, interruption or termination of a supplier relationship could adversely affect our ability to deliver products, which would harm our operating results.

    Our suppliers manufacture components, tooling, and provide engineering services which allows access to intellectual property of the Company. While the Company maintains patents to protect from intellectual property infringement, there can be no assurance that technological information gained in the manufacture of our products will not be used to develop a new product, improve processes or techniques which compete against our products. Litigation may be necessary to enforce or determine the validity and scope of our proprietary rights, and there can be no assurance that our intellectual property rights, if challenged, will be upheld as valid.

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

The Company may not meet the listing requirements of the NASDAQ markets which could cause our stock to be delisted.

     Pursuant to the requirements of NASDAQ, if a company's stock price is below $1 per share for 30 consecutive trading days (the "Bid Price Rule"), NASDAQ will notify the company that it is no longer in compliance with the NASDAQ listing qualifications. If a company is not in compliance with the Bid Price Rule, the company will have 180 calendar days to regain compliance. On September 18, 2009, the Company received notice from NASDAQ that it was no longer in compliance with the Bid Price Rule. The Company regained compliance on September 30, 2009.

     On January 18, 2011 the Company received notice from NASDAQ that it was no longer in compliance with NASDAQ's Listing Rule 5450(b)(1)(A), which specifies that an issuer must maintain stockholders' equity of at least $10 million. On March 21, 2011 the Company submitted an application to NASDAQ to transfer the listing of its company stock from the NASDAQ Global Market to the NASDAQ Capital Market. On March 24, 2011 the Company received a letter from NASDAQ informing it that the NASDAQ Listing Qualifications Staff had granted the Company's request to transfer the listing of its common stock to the NASDAQ Capital Market, effective at the opening of business on March 28, 2011.

     There can be no assurance that the Company will continue to meet the listing requirements of the NASDAQ Capital Market, or that it will not be delisted.

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

    Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we must include in our Annual Report on Form 10-K a report of management on the effectiveness of our internal control over financial reporting. If we fail to maintain effective internal control over financial reporting, or management does not timely assess the adequacy of such internal control, we could be subject to regulatory sanctions and the public's perception of the Company may decline.


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

                                                 Aehr Test Systems
                                                    (Registrant)

Date:     April 13, 2011                /s/    RHEA J. POSEDEL

                                        ----------------------------------
                                                  Rhea J. Posedel
                                            Chief Executive Officer and
                                        Chairman of the Board of Directors


Date:     April 13, 2011                 /s/    GARY L. LARSON
                                         --------------------------------
                                                 Gary L. Larson
                                           Vice President of Finance and
                                              Chief Financial Officer

                                 AEHR TEST SYSTEMS
                                 INDEX TO EXHIBITS


Exhibit No.     Description
----------      -----------------------------------------------------------

  3.1(1)        Restated Articles of Incorporation of the Company.

  3.2(2)        Amended and Restated Bylaws of the Company.

  10.18(3) Separation Agreement and Release between the Company and Gregory M. Perkins, dated February 1, 2011.

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

(3) Incorporated by reference to the same-numbered exhibit previously filed with the Company's Current Report on Form 8-K filed February 3, 2011 (File No. 000-22893).