Form 10-K
period 2011-05-31
AEHR TEST SYSTEMS
filed 2011-08-26
CIK 1040470

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K
(Mark One)
[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
        Act of 1934
                      For the fiscal year ended May 31, 2011
                                       or
[ ]  	Transition report pursuant to Section 13 or 15(d) of the Securities
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

     Large accelerated filer    [ ]       Accelerated filer   [ ]

     Non-accelerated filer      [ ]       Smaller reporting company    [X]
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]  No [X]

     The aggregate market value of the registrant's common stock, par value $0.01 per share, held by non-affiliates of the registrant, based upon the closing price of $0.93 on November 30, 2010, as reported on the NASDAQ Global Market, was $6,753,177. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock (other than such persons of whom the Registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

     The number of shares of registrant's common stock, par value $0.01 per share, outstanding at July 31, 2011 was 8,931,728.


Documents Incorporated By Reference

    Certain information required by Part III of this report on Form 10-K is incorporated by reference from the Registrant's proxy statement for the Annual Meeting of Shareholders to be held on October 25, 2011 (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year ended May 31, 2011.

                                 AEHR TEST SYSTEMS

                                      FORM 10-K
                          FISCAL YEAR ENDED MAY 31, 2011

                                 TABLE OF CONTENTS

                                       PART I
Item  1.    Business...................................................     4
Item  1A.   Risk Factors...............................................     9
Item  1B.   Unresolved Staff Comments..................................    15
Item  2.    Properties.................................................    15
Item  3.    Legal Proceedings..........................................    15
Item  4.    (Removed and Reserved).....................................    15


                                     PART II

Item  5.    Market for Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities........    16
Item  6.    Selected Consolidated Financial Data.......................    17
Item  7.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations................................    18
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.    27
Item  8.    Financial Statements and Supplementary Data................    28
Item  9.    Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure.................................    53
Item 9A(T). Controls and Procedures....................................    53
Item 9B.    Other Information .........................................    53


                                     PART III

Item 10.    Directors, Executive Officers and Corporate Governance.....    54
Item 11.    Executive Compensation.....................................    54
Item 12.    Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters...............    54
Item 13.    Certain Relationships and Related Transactions.............    54
Item 14.    Principal Accountant Fees and Services.....................    54


                                     PART IV

Item 15.    Exhibits and Financial Statement Schedules.................    55


            Signatures................................................     58

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


                                      PART I

Item 1.   Business

THE COMPANY

    Aehr Test was incorporated in the state of California on May 25, 1977. We develop, manufacture and sell systems which are designed to reduce the cost of testing flash, dynamic random access memory, or DRAM, and other memory devices, and to perform reliability screening, or burn-in, of complex logic and memory devices. These systems can be used to simultaneously perform parallel testing and burn-in of packaged integrated circuits, or ICs, singulated bare die or ICs still in wafer form. Leveraging its expertise as a long-time leading provider of burn-in equipment, with over 2,500 systems installed worldwide, the Company has developed and introduced several innovative product families, including the ABTSTM, FOXTM and MAX systems, the WaferPakTM cartridge and the DiePak(R) carrier. The new ABTS family of systems can perform test during burn-in on both logic and memory packaged ICs. The
FOX systems are full wafer contact parallel test and burn-in systems designed to make contact with all pads of a wafer simultaneously, thus enabling full wafer parallel test and burn-in. The MAX system can effectively burn-in and functionally test complex devices, such as digital signal processors, microprocessors, microcontrollers and systems-on-a-chip. The WaferPak cartridge includes a full-wafer probe card for use in testing wafers in FOX systems. The DiePak carrier is a reusable, temporary package that enables IC manufacturers to perform cost-effective final test and burn-in of bare die.

INDUSTRY BACKGROUND

    Semiconductor manufacturing is a complex, multi-step process, and defects or weaknesses that may result in the failure of an integrated circuit may be introduced at any process step. Failures may occur immediately or at any time during the operating life of an IC, sometimes after several months of normal use. Semiconductor manufacturers rely on testing and reliability screening to identify and eliminate defects that occur during the manufacturing process.

    Testing and reliability screening involve multiple steps. The first set of tests is typically performed by IC manufacturers before the processed semiconductor wafer is cut into individual die, in order to avoid the cost of packaging defective die into their packages. This "wafer probe" testing can be performed on one or many die at a time, including testing the entire wafer at once. After the die are packaged and before they undergo reliability screening, a short test is typically performed to detect packaging defects. Most leading-edge microprocessors, microcontrollers, digital signal processors, and memory ICs then undergo an extensive reliability screening and stress testing procedure known as "burn-in." The burn-in process screens for early failures by operating the IC at elevated voltages and temperatures, up to 150 degrees Celsius (302 degrees Fahrenheit), for periods typically ranging from 2 to 48 hours. A typical burn-in system can process thousands of ICs simultaneously. After burn-in, the ICs undergo a final test process using automatic test equipment, or testers. Traditional memory testers can test up to 768 ICs simultaneously and perform a variety of tests at multiple temperatures.

PRODUCTS

    The Company manufactures and markets full wafer contact test systems, monitored burn-in systems, massively parallel test systems, test fixtures, die carriers and related accessories.

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

    The FOX-15 full wafer contact test and burn-in system, introduced in October 2007, is designed for use with wafers that require test and burn-in times typically measured in hours. The FOX-15 is focused on parallel testing and burning-in up to 15 wafers at a time. For high reliability applications, such as automotive, the FOX-15 system is a cost-effective solution for producing tested and burned-in die for use in multi-chip packages. Using Known-Good Die, or KGD, which are fully burned-in and tested die, in multi-chip packages helps assure the reliability of the final product and lowers costs by increasing the yield of high-cost multi-chip packages. Wafer-level burn-in and test enables lower cost production of KGD for multi-chip modules, 3-D stacked packages and systems-in-a-package.

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

    The full wafer contact systems product category accounted for approximately 66%, 65% and 82% of the Company's net sales in fiscal 2011, 2010 and 2009, respectively.

    SYSTEMS FOR PACKAGED PARTS

    Monitored burn-in and massively parallel test systems consist of several subsystems: pattern generation and test electronics, control software, network interface and environmental chamber. Massively parallel test systems include a test pattern generator which allows them to duplicate most of the functional tests performed by a traditional tester. Pin electronics at each burn-in board, or BIB, position are designed to provide accurate signals to the ICs being tested and detect whether a device is failing the test.

    Devices being tested are placed on BIBs and loaded into environmental chambers which typically operate at temperatures from 25 degrees Celsius (77 degrees Fahrenheit) up to 150 degrees Celsius (302 degrees Fahrenheit) (optional chambers can produce temperatures as low as -55 degrees Celsius (-67 degrees Fahrenheit)). A single BIB can hold up to several hundred ICs, and a production chamber holds up to 72 BIBs, resulting in thousands of memories or logic devices being tested in a single system.

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

    This packaged part systems product category accounted for approximately 31%, 35% and 17% of the Company's net sales in fiscal 2011, 2010 and 2009, respectively.

    TEST FIXTURES

    The Company sells, and licenses others to manufacture and sell, custom-designed test fixtures for its systems. The test fixtures include BIBs for the ABTS parallel test and burn-in system and for the MAX monitored burn-in system. These test fixtures hold the devices undergoing test or burn-in and electrically connect the devices under test to the system electronics. The capacity of each test fixture depends on the type of device being tested or burned-in, ranging from several hundred in memory production to as few as eight for high pin-count complex Application Specific Integrated Circuits, or ASICs, or microprocessor devices. Test fixtures are sold both with new Aehr Test systems and for use with the Company's installed base of systems.

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

    The Company has received patents or applied for patents on certain features of the FOX, ABTS and MAX4 test fixtures. The Company has licensed or authorized several other companies to provide MAX4 BIBs from which the Company receives royalties. Royalties and revenue for the test fixtures product category accounted for less than 5% of net sales in fiscal 2011, 2010 and 2009.

CUSTOMERS

    The Company markets and sells its products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies.

    Sales to the Company's five largest customers accounted for approximately 85%, 85%, and 95% of its net sales in fiscal 2011, 2010 and 2009, respectively. During fiscal 2011, Spansion Inc., or Spansion, and Texas Instruments Incorporated accounted for approximately 61% and 11%, respectively, of the Company's net sales. During fiscal 2010, Spansion, Micronas Semiconductor Holding AG and Texas Instruments Incorporated accounted for approximately 55%, 12% and 11%, respectively, of the Company's net sales. During fiscal 2009 one customer, Spansion, accounted for approximately 80% of the Company's net sales. No other customers accounted for more than 10% of the Company's net sales for any of these periods. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. In addition, sales to particular customers may fluctuate significantly from quarter to quarter. Such fluctuations may result in changes in utilization of the Company's facilities and resources. The loss of or reduction or delay in orders from a significant customer or a delay in collecting or failure to collect accounts receivable from a significant customer could materially and adversely affect the Company's business, financial condition and operating results.

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

BACKLOG

    At May 31, 2011, the Company's backlog was $5.8 million compared with $2.5 million at May 31, 2010. The Company's backlog consists of product orders for which confirmed purchase orders have been received and which are scheduled for shipment within 12 months. Due to the possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments or development projects, the Company's backlog as of a particular date may not be indicative of net sales for any succeeding period.

RESEARCH AND PRODUCT DEVELOPMENT

    The Company historically has devoted a significant portion of its financial resources to research and development programs and expects to continue to allocate significant resources to these efforts. The Company's research and development expenses during fiscal 2011, 2010 and 2009 were $4.6 million, $4.8 million and $5.8 million, respectively.

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

    The Company relies on subcontractors to manufacture many of the components and subassemblies used in its products. The Company's ABTS, FOX and MAX systems and DiePak carriers contain several components, including environmental chambers, power supplies, high-density interconnects, wafer contactors, signal distribution substrates and certain ICs, that are currently supplied by only one or a limited number of suppliers. The Company's reliance on subcontractors and single source suppliers involves a number of significant risks, including the loss of control over the manufacturing process, the potential absence of adequate capacity and reduced control over delivery schedules, manufacturing yields, quality and costs. In the event that any significant subcontractor or single source supplier becomes unable or unwilling to continue to manufacture subassemblies, components or parts in required volumes, the Company will have to identify and qualify acceptable replacements. The process of qualifying subcontractors and suppliers could be lengthy, and no assurance can be given that any additional sources would be available to the Company on a timely basis. Any delay, interruption or termination of a supplier relationship could adversely affect our ability to deliver products, which would harm our operating results.

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

    The Company's FOX full wafer contact systems are expected to face competition from larger systems manufacturers that have significant technological know-how and manufacturing capability. Competing suppliers of full wafer contact systems include Advantest Corporation, Micronics Japan Co., Ltd., Matsushita Electric Industrial Co., Ltd. and Delta V Instruments, Incorporated.

    The Company's ABTS parallel test and burn-in systems face intense competition from burn-in system suppliers and traditional memory tester suppliers because the Company's ABTS systems perform burn-in and many of the functional tests performed by memory testers. Competing suppliers of burn-in and functional test systems include Advantest Corporation, Dong-Il Corporation and UniTest Inc.

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

    The Company expects that its WaferPak products will face significant competition. The Company believes that several companies have developed or are developing full-wafer and single-touchdown probe cards. As the full-wafer test market develops, the Company expects that other competitors will emerge. The Company expects that the primary competitive factors in this market will be cost, performance, reliability and assured supply. Competing suppliers of full-wafer probe cards include FormFactor, Inc., Advantest Corporation and Micronics Japan Co., Ltd.

    The Company's test fixture products face numerous regional competitors. There are limited barriers to entry into the BIB market, and as a result, many companies design and manufacture BIBs, including BIBs for use with the Company's ABTS and MAX systems. The Company has granted royalty-bearing licenses to several companies to make BIBs for use with the Company's MAX4 systems and the Company may grant additional licenses as well. Sales of MAX4 BIBs by licensees result in royalties to the Company.

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

PROPRIETARY RIGHTS

    The Company relies primarily on the technical and creative ability of its personnel, its proprietary software, and trade secrets and copyright protection, rather than on patents, to maintain its competitive position. The Company's proprietary software is copyrighted and licensed to the Company's customers. The Company currently holds thirty five issued United States patents with expiration date ranges from 2012 to 2029 and has several additional United States patent applications and foreign patent applications pending.

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

EMPLOYEES

    As of May 31, 2011, the Company, including its two foreign subsidiaries, employed 82 persons collectively, on a full-time basis, of whom 26 were engaged in research, development and related engineering, 20 were engaged in manufacturing, 25 were engaged in marketing, sales and customer support and 11 were engaged in general administration and finance functions. In addition, the Company from time to time employs a number of contractors and part-time employees, particularly to perform customer support and manufacturing. The Company's success is in part dependent on its ability to attract and retain highly skilled workers, who are in high demand. None of the Company's employees are represented by a union and the Company has never experienced a work stoppage. The Company's management considers its relations with its employees to be good.

GEOGRAPHIC AREAS

    The Company operates in several geographic areas. Selected financial information, including net sales and property and equipment, net for each of the last three fiscal years, is included in Part II, Item 8, Note 12 "Segment Information" and certain risks related to such operations are discussed in
Part I, Item 1A, under the heading "We sell our products and services worldwide, and our business is subject to risks inherent in conducting business activities in geographic regions outside of the United States."

AVAILABLE INFORMATION

    The Company's common stock trades on the NASDAQ Capital Market under the symbol "AEHR." The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports that are filed with the United States Securities and Exchange Commission, or SEC, pursuant to Section 13(a) or 15 (d) of the Exchange Act, are available free of charge through the Company's website at www.aehr.com as soon as reasonably practicable after we electronically file them with, or furnish them to the SEC.

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

Periodic economic and semiconductor industry downturns could negatively affect our business, results of operations and financial condition.

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

    In the face of the recent sustained downturn in our business and decline in our net sales, we implemented a variety of cost controls and restructured our operations with the goal of reducing our operating costs to position ourselves to more effectively meet the needs of the then weak market for test and burn-in equipment. While we took significant steps in fiscal 2009 to minimize our expense levels and to increase the likelihood that we would have sufficient cash to support operations during the downturn, during fiscal 2009, 2010 and fiscal 2011 we experienced operating losses. Due primarily to these operating losses in fiscal 2009, 2010 and fiscal 2011, we experienced cash outflows. Should our business downturn be prolonged, and if we are unable to reduce our operating expenses sufficiently, we may require additional debt or equity financing to meet working capital or capital expenditure needs. While we believe our cash balances together with cash flows from operations will be sufficient to satisfy our cash requirements through the next twelve months, we cannot determine with certainty that, if needed, we will be able to raise additional funding through either equity or debt financing under these circumstances or on what terms such financing would be available.

We generate a large portion of our sales from a small number of customers. If we were to lose one or more of our large customers, operating results could suffer dramatically.

    The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and contract assemblers accounting for a substantial portion of the purchases of semiconductor equipment. Sales to the Company's five largest customers accounted for approximately 85% of its net sales in fiscal 2011 and 2010. During fiscal 2011, Spansion and Texas Instruments Incorporated accounted for approximately 61% and 11%, respectively, of the Company's net sales. During fiscal 2010, Spansion, Micronas Semiconductor Holding AG and Texas Instruments Incorporated accounted for approximately 55%, 12% and 11%, respectively, of the Company's net sales. No other customers represented more than 10% of the Company's net sales for either fiscal 2011 or fiscal 2010.

    We expect that sales of our products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. In addition, sales to particular customers may fluctuate significantly from quarter to quarter. The loss of, or reduction or delay in an order, or orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect our business, financial condition and operating results. For example, during fiscal 2009 Spansion Inc., our largest customer at the time, declared bankruptcy in Japan and in the U.S. and subsequently placed lower levels of orders with the Company, which caused our net sales to drop dramatically and impacted the Company's ability to collect on accounts receivable.

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

    The March 2011 Japanese earthquake and resulting tsunami seriously affected many companies in Japan, including some of our customers. Besides direct impact to their employees and facilities, they were affected by, among other things, the rolling electrical blackouts and industry wide shutdowns as well as the impact of the nuclear power plant disaster. Some of our customers have delayed capital equipment purchases as a result of the disaster. The disaster in Japan may also result in a downturn in the Japanese economy as a whole, which could further impact the Company's business prospects in Japan.

    Natural disasters may impact our ability to manufacture products in the event our facility is damaged, or if operations are disrupted at a major supplier. The demand for our products may be negatively affected if a natural disaster impacts one of our significant customers. These events may seriously damage our ability to conduct business.

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

    Since the introduction of the ABTS product in fiscal 2008, the Company has shipped a limited number of ABTS systems. Market acceptance of the ABTS system is subject to a number of risks. We must complete engineering
development of certain necessary hardware and software features.   In
addition, it is important that we achieve customer satisfaction and acceptance of the ABTS products. Additional customers must then be found who are willing to place orders for ABTS systems in sufficient quantities to allow it to be produced economically. The failure of the ABTS system to achieve increased market acceptance would have a material adverse effect on our future operating results, long-term prospects and our stock price.

We depend upon continued market acceptance for our MAX system and we may experience a limited burn-in system market.

    We have historically derived a substantial portion of our net sales from the sale of dynamic burn-in systems. We believe that the market for burn-in systems is mature and is not expected to experience significant long-term growth in the future. In general, process control improvements in the semiconductor industry have tended to reduce burn-in times. In addition, as a given IC product generation matures and yields increase, the required burn-in time may be reduced or eliminated. IC manufacturers, which historically have been our primary customer base, increasingly outsource test and burn-in to independent test labs, which often build their own systems. Our ABTS system may cannibalize the business that would previously have been addressed by the MAX system. Our success depends upon some continued acceptance of our MAX burn-in products within these markets. There can be no assurance that the market for burn-in systems will grow, or that sales of our MAX burn-in products will not decline.

We sell our products and services worldwide, and our business is subject to risks inherent in conducting business activities in geographic regions outside of the United States.

    Approximately 39%, 29% and 72% of our net sales for fiscal 2011, 2010 and 2009, respectively, were attributable to sales to customers for delivery outside of the United States. We operate sales, service and limited manufacturing organizations in Japan and Germany and a sales and support organization in Taiwan. We expect that sales of products for delivery outside of the United States will continue to represent a substantial portion of our future net sales. Our future performance will depend, in significant part, upon our ability to continue to compete in foreign markets which in turn will depend, in part, upon a continuation of current trade relations between the United States and foreign countries in which semiconductor manufacturers or assemblers have operations. A change toward more protectionist trade legislation in either the United States or such foreign countries, such as a change in the current tariff structures, export compliance or other trade policies, could adversely affect our ability to sell our products in foreign markets. In addition, we are subject to other risks associated with doing business internationally, including longer receivable collection periods and greater difficulty in accounts receivable collection, the burden of complying with a variety of foreign laws, difficulty in staffing and managing global operations, risks of civil disturbance or other events which may limit or disrupt markets, international exchange restrictions, changing political conditions and monetary policies of foreign governments.

    Approximately 92%, 7% and 1% of our net sales for fiscal 2011 were denominated in U.S. Dollars, Japanese Yen and Euros, respectively. Although a large percentage of net sales to European customers are denominated in U.S. Dollars, substantially all sales to Japanese customers are denominated in Yen. Because a substantial portion of our net sales is from sales of products for delivery outside the United States, an increase in the value of the U.S. Dollar relative to foreign currencies would increase the cost of our products compared to products sold by local companies in such markets. In addition, since the price is determined at the time a purchase order is accepted, we are exposed to the risks of fluctuations in the U.S. Dollar exchange rate during the lengthy period from the date a purchase order is received until payment is made. This exchange rate risk is partially offset to the extent our foreign operations incur expenses in the local currency. To date, we have not invested in instruments designed to hedge currency risks. Our operating results could be adversely affected by fluctuations in the value of the U.S. Dollar relative to other currencies.

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

    We rely on subcontractors to manufacture many of the components or subassemblies used in its products. Our FOX, ABTS and MAX systems, WaferPak contactors and DiePak carriers contain several components, including environmental chambers, power supplies, high-density interconnects, wafer contactors, signal distribution substrates and certain ICs that are currently supplied by only one or a limited number of suppliers. Our reliance on subcontractors and single source suppliers involves a number of significant risks, including the loss of control over the manufacturing process, the potential absence of adequate capacity and reduced control over delivery schedules, manufacturing yields, quality and costs. In the event that any significant subcontractor or single source supplier becomes unable or unwilling to continue to manufacture subassemblies, components or parts in required volumes, we will have to identify and qualify acceptable replacements. The process of qualifying subcontractors and suppliers could be lengthy, and no assurance can be given that any additional sources would be available to us on a timely basis. Any delay, interruption or termination of a supplier relationship could adversely affect our ability to deliver products, which would harm our operating results.

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

    Future improvements in semiconductor design and manufacturing technology may reduce or eliminate the need for our products. For example, improvements in built-in self-test, or BIST, technology and improvements in conventional test systems, such as reduced cost or increased throughput, may significantly reduce or eliminate the market for one or more of our products. If we are not able to improve our products or develop new products or technologies quickly enough to maintain a competitive position in our markets, we may not be able to grow our business.

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

    There can be no assurance that the Company will continue to meet the listing requirements of the NASDAQ Capital Market or that it will not be delisted.

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

    Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we must include in our Annual Report on Form 10-K a report of management on the effectiveness of our internal control over financial reporting. If we fail to maintain effective internal control over financial reporting, or management does not timely assess the adequacy of such internal control, we could be subject to regulatory sanctions and the investing public's perception of the Company may decline.

Item 1B.  Unresolved Staff Comments

    None.

Item 2.   Properties

    The Company's principal administrative and production facilities are located in Fremont, California, in a 51,289 square foot building. The term of the Company's current lease ends on June 30, 2015. The Company has an option to extend the lease for an additional period at rates to be determined. The Company's facility in Japan is located in Tokyo in a 4,294 square foot building under a lease which expires in September, 2013. The Company leases a sales and support office in Utting, Germany. The lease, which began February 1, 1992 and expires on January 31, 2012, contains an automatic twelve months renewal, at rates to be determined, if no notice is given prior to six months from expiry. The Company's and its subsidiaries' annual rental payments currently aggregate $680,000. The Company periodically evaluates its global operations and facilities to bring its capacity in line with demand and to provide cost efficient services for its customers. In prior years, through this process, the Company has moved from certain facilities that exceeded the capacity required to satisfy its needs. The Company believes that its existing facilities are adequate to meet its current and reasonably foreseeable requirements. The Company regularly evaluates its expected future facilities requirements and believes that alternate facilities would be available if needed.

Item 3.   Legal Proceedings

    None.

Item 4.   (Removed and Reserved)

                                  PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

    The Company's common stock has been publicly traded on the NASDAQ Global Market under the symbol "AEHR" from August 1997, the date of our initial public offering, through March 2011, at which time the stock began trading on the NASDAQ Capital Market. The following table sets forth, for the periods indicated, the high and low sale prices for the common stock on such markets. These quotations represent prices between dealers and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                                                        High       Low
                                                      --------- ---------
Fiscal 2011:
 First quarter ended August 31, 2010................     $2.49     $1.13
 Second quarter ended November 30, 2010.............      1.75      0.91
 Third quarter ended February 28, 2011..............      1.89      0.92
 Fourth quarter ended May 31, 2011..................      2.39      1.27

Fiscal 2010:
 First quarter ended August 31, 2009................     $1.13     $0.75
 Second quarter ended November 30, 2009.............      1.70      0.83
 Third quarter ended February 28, 2010..............      2.55      1.06
 Fourth quarter ended May 31, 2010..................      3.34      2.06


    At August 4, 2011, the Company had 130 holders of record of its common stock. The Company estimates the number of beneficial owners of the Company's common stock at August 4, 2011 to be 1,789.

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

    The Company did not repurchase any of its common stock during the fiscal year ended May 31, 2011.

EQUITY COMPENSATION PLAN INFORMATION

    The information required by this item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of the Proxy Statement and
Part III, Item 12 of this Annual Report on Form 10-K.

PERFORMANCE MEASUREMENT COMPARISON

    The following graph shows a comparison of total shareholder return for holders of the Company's common stock for the last five fiscal years ended May 31, 2011, compared with the NASDAQ Composite Index and the Philadelphia Semiconductor Index. The graph assumes that $100 was invested in the Company's common stock, in the NASDAQ Composite Index and the Philadelphia Semiconductor Index on May 31, 2006, and that all dividends were reinvested. The Company believes that while total shareholder return can be an important indicator of corporate performance, the stock prices of semiconductor equipment companies like Aehr Test Systems are subject to a number of market-related factors other than company performance, such as competitive announcements, mergers and acquisitions in the industry, the general state of the economy and the performance of other semiconductor equipment company stocks. Stock prices and shareholder returns over the indicated period should not be considered indicative of future stock prices or shareholder returns.

                COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
             Among Aehr Test Systems, the NASDAQ Composite Index
                  and the PHLX Semiconductor Index

 [The following table was depicted as a line chart in the printed material]

                                               Cumulative Total Return
                             -----------------------------------------------------
                               5/06     5/07     5/08     5/09     5/10     5/11
                             -------- -------- -------- -------- -------- --------
Aehr Test Systems...........   100.00    94.09   135.30    14.46    36.39    23.02
NASDAQ Composite............   100.00   121.55   118.74    83.47   106.84   135.48
PHLX Semiconductor .........   100.00   112.60   110.44    77.17    99.99   123.77

                             -------- -------- -------- -------- -------- --------

* $100 invested on 5/31/06 in stock or index, including reinvestment of dividends.
   Fiscal year ending May 31.





Item 6.   Selected Consolidated Financial Data

    The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Form 10-K.


                                                                   Fiscal Year Ended May 31,
                                                   ------------------------------------------------------
                                                       2011       2010       2009       2008       2007
                                                   ---------- ---------- ---------- ---------- ----------
                                                            (In thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS:
Net sales
  Product sales...............................        $13,737    $ 8,934    $21,407    $39,041    $27,351
  Cancellation charges........................             --      2,740         --         --         --
                                                   ---------- ---------- ---------- ---------- ----------
    Total net sales...........................         13,737     11,674     21,407     39,041     27,351
Cost of sales.................................          8,225      5,571     20,223     19,072     13,438
                                                   ---------- ---------- ---------- ---------- ----------
Gross profit..................................          5,512      6,103      1,184     19,969     13,913
                                                   ---------- ---------- ---------- ---------- ----------
Operating expenses:
  Selling, general and administrative.........          5,964      6,094     20,623      7,657      6,538
  Research and development....................          4,567      4,758      5,762      6,501      6,324
  Impairment of goodwill......................             --        --         274         --         --
  Gain on bankruptcy claim....................           (832)    (3,993)        --         --         --
                                                   ---------- ---------- ---------- ---------- ----------
    Total operating expenses..................          9,699      6,859     26,659     14,158     12,862
                                                   ---------- ---------- ---------- ---------- ----------
(Loss) income from operations.................         (4,187)      (756)   (25,475)     5,811      1,051

Interest income...............................              3          5        142        231        491
Other income (expense), net...................            762        131        277        (71)       961
                                                   ---------- ---------- ---------- ---------- ----------
(Loss) income before income tax expense
  (benefit).... ..............................         (3,422)      (620)   (25,056)     5,971      2,503

Income tax (benefit) expense..................            (49)      (139)     4,915     (4,602)        75
                                                   ---------- ---------- ---------- ---------- ----------
Net (loss) income.............................        $(3,373)   $  (481)  $(29,971)   $10,573    $ 2,428
                                                   ========== ========== ========== ========== ==========

Net (loss) income per share:
  Basic ......................................        $ (0.38)   $ (0.06)   $ (3.55)   $  1.32    $  0.31
  Diluted ....................................        $ (0.38)   $ (0.06)   $ (3.55)   $  1.24    $  0.30

Shares used in per share calculations
  Basic.......................................          8,776      8,563      8,436      8,013      7,751
  Diluted.....................................          8,776      8,563      8,436      8,508      8,225



                                                                           May 31,
                                                   ------------------------------------------------------
                                                       2011       2010       2009       2008       2007
                                                   ---------- ---------- ---------- ---------- ----------
CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents.....................        $ 4,020    $ 7,766    $ 4,360    $15,648    $ 6,564
Working capital...............................          8,031      9,827      7,299     33,362     20,370
Total assets..................................         12,083     14,474     13,911     45,199     28,675
Long-term obligations, less current portion...            442        578        605        566        185
Total shareholders' equity....................          9,101     11,281      9,963     37,772     22,668


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.


OVERVIEW

    The Company was founded in 1977 to develop and manufacture burn-in and test equipment for the semiconductor industry. Since its inception, the Company has sold more than 2,500 systems to semiconductor manufacturers, semiconductor contract assemblers and burn-in and test service companies worldwide. The Company's principal products currently are the Advanced Burn-in and Test System, the FOX full wafer contact parallel test and burn-in system, the MAX burn-in system, WaferPak contactors, the DiePak carrier and test fixtures.

    The Company's net sales consist primarily of sales of systems, test fixtures, die carriers, upgrades and spare parts and revenues from service contracts. The Company's selling arrangements may include contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title.

SIGNIFICANT ITEMS IMPACTING COMPARABILITY OF FINANCIAL STATEMENTS

    Spansion, the Company's largest customer in fiscal 2009, 2010 and 2011, filed for bankruptcy in Japan in February 2009 and in the United States in March 2009. Due to the bankruptcy filing and the impact of the weak global economic environment on demand for the Company's products, in the third quarter of fiscal 2009, we recorded a $13.7 million provision for bad debts in selling, general and administrative expenses, a $7.2 million provision for excess and obsolete inventory and a $0.3 million charge for cancellation charges to cost of sales, a $4.9 million charge to income tax expense related to the reinstatement of the valuation allowance against the Company's deferred tax assets, a $0.3 million charge to operating expenses related to goodwill impairment and a $0.4 million expense related to severance charges.

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

    In the first quarter of fiscal 2011, the Company's Japanese subsidiary received approximately $0.2 million in proceeds from the Spansion Japan bankruptcy claim and recorded the amount as a reduction of operating expenses. In the fourth quarter of fiscal 2011, the Company's Japanese subsidiary received approximately $0.7 million in proceeds from the Spansion Japan bankruptcy claim and recorded the amount as a reduction of operating expenses.

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

    The Company capitalizes its systems software development costs incurred after a system achieves technological feasibility and before first commercial shipment. Such costs typically represent a small portion of total research and development costs. No system software development costs were capitalized or amortized in fiscal 2011, 2010 or 2009.

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

    WARRANTY OBLIGATIONS

    The Company provides and records the estimated cost of product warranties at the time revenues are recognized on products shipped. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure.
The Company's estimate of warranty reserve is based on management's assessment of future warranty obligations and on historical warranty obligations. Should actual product failure rates, material usage or service delivery costs differ from the Company's estimates, revisions to the estimated warranty liability would be required, which could affect how the Company accounts for expenses.

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

    IMPAIRMENT OF GOODWILL

    Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in the Company's acquisition of its Japanese subsidiary. The Company reviews goodwill annually or whenever events or circumstances indicate that a decline in value may have occurred. Based on the fair market value of the Company's common stock relative to its book value and revised estimates for its future cash flow and revenue projections, the Company determined that indicators of impairment for its goodwill were present during fiscal year 2009. As a result, the Company tested the goodwill for impairment, determined that it was impaired and recorded a non-cash impairment of goodwill charge of $274,000 for the fiscal year ended May 31, 2009 bringing the net value to zero. Both gross goodwill and accumulated impairment were each $274,000 at May 31, 2011, 2010 and 2009.

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

    Although the Company files U.S. federal, various state and foreign tax returns, the Company's only major tax jurisdictions are the United States, California, Germany and Japan. Tax years 1996 - 2010 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

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

RESULTS OF OPERATIONS

    The following table sets forth statements of operations data as a percentage of net sales for the periods indicated.

                                                  Year Ended May 31,
                                            ----------------------------
                                               2011     2010     2009
                                            --------- --------- --------
Net sales
  Product sales .........................     100.0 %    76.5 %  100.0 %
  Cancellation charges...................        --      23.5       --
                                            --------- --------- --------
    Total net sales......................     100.0     100.0    100.0
Cost of sales ...........................      59.9      47.7     94.5
                                            --------- --------- --------
Gross profit ............................      40.1      52.3      5.5
                                            --------- --------- --------
Operating expenses:
  Selling, general and administrative....      43.4      52.2     96.3
  Research and development...............      33.2      40.8     26.9
  Impairment of goodwill.................        --       --       1.3
  Gain on bankruptcy claim...............      (6.0)    (34.2)      --
                                            --------- --------- --------
    Total operating expenses.............      70.6      58.8    124.5
                                            --------- --------- --------
    Loss from operations.................     (30.5)     (6.5)  (119.0)

Interest income..........................        --       0.1      0.7
Other income, net........................       5.6       1.1      1.3
                                            --------- --------- --------
    Loss before income tax
    (benefit) expense....................     (24.9)     (5.3)  (117.0)

Income tax (benefit) expense.............      (0.3)     (1.2)    23.0
                                            --------- --------- --------
Net loss ................................     (24.6)%    (4.1)% (140.0)%
                                            ========= ========= ========

FISCAL YEAR ENDED MAY 31, 2011 COMPARED TO FISCAL YEAR ENDED MAY 31, 2010

    NET SALES. Net sales consist primarily of sales of systems, test fixtures, die carriers, upgrades and spare parts as well as revenues from service contracts. Net sales increased to $13.7 million for the fiscal year ended May 31, 2011 from $11.7 million for the fiscal year ended May 31, 2010, an increase of 17.7%. Net sales for the fiscal year ended May 31, 2010 included $8.9 million of product sales and $2.7 million of cancellation charges, resulting from the Spansion bankruptcy. No similar cancellation charges were recorded in fiscal 2011. The increase in net sales in fiscal 2011 resulted primarily from an increase in net sales of the Company's wafer-level products. Net sales of the Company's wafer-level products in fiscal 2011 were $9.1 million, and increased $1.5 million from fiscal 2010.

    GROSS PROFIT.  Gross profit consists of net sales less cost of sales.
Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit decreased to $5.5 million for the fiscal year ended May 31, 2011 from $6.1 million for the fiscal year ended May 31, 2010. Gross profit margin decreased to 40.1% for the fiscal year ended May 31, 2011 from 52.3% for the fiscal year ended May 31, 2010, primarily because the cancellation charges resulting from the Spansion bankruptcy, recorded in fiscal 2010, had no related cost of sales. No similar cancellation charges were recorded in fiscal 2011.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative, or SG&A, expenses consist primarily of salaries and related costs of employees, customer support costs, commission expenses to independent sales representatives, product promotion, other professional services and bad debt expenses. SG&A expenses were $6.0 million for the fiscal year ended May 31, 2011, compared with $6.1 million for the fiscal year ended May 31, 2010, a decrease of $0.1 million. The decrease in SG&A expenses was primarily due to a decrease in employment related expenses. The decrease in employment related expenses was primarily due to a decrease of $0.4 million in stock compensation expense which included the impact from the $0.5 million forfeited options in fiscal 2010, offset by an increase in salary expense of $0.2 million from the elimination of certain cost reduction initiatives previously implemented.

    RESEARCH AND DEVELOPMENT. Research and development, or R&D, expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies and professional consulting expenses. R&D expenses decreased to $4.6 million for the fiscal year ended May 31, 2011 from $4.8 million for the fiscal year ended May 31, 2010, a decrease of $0.2 million. This decrease was primarily attributable to the inclusion of a $0.2 million write-down of capital equipment in fiscal 2010.

    GAIN ON BANKRUPTCY CLAIM. Spansion, the Company's largest customer in fiscal 2009, 2010 and 2011, filed for bankruptcy in Japan in February 2009 and in the United States in March 2009. The Company filed a claim in the Spansion U.S. bankruptcy action. In the first quarter of fiscal 2010, the Company sold a portion of its bankruptcy claim to a third party for net proceeds of $3.3 million and recorded the amount as a reduction of operating expenses. In the third quarter of fiscal 2010, the Company sold the remaining balance of its Spansion U.S. bankruptcy claim to a third party for net proceeds of $4.6 million and recorded $0.6 million as a reduction of operating expenses. The portion of the claim representing cancellation charges and product shipments were recorded as revenue in fiscal 2010. In the fourth quarter of fiscal 2010, the Company received the remaining payment of $0.1 million due from its bankruptcy claim sale completed in the first quarter of fiscal 2010 and recognized the amount as a reduction of operating expenses. In the first quarter of fiscal 2011, the Company's Japanese subsidiary received approximately $155,000 in proceeds from the Spansion Japan bankruptcy claim and recorded the amount as a reduction of operating expenses. In the fourth quarter of fiscal 2011, the Company's Japanese subsidiary received approximately $677,000 in proceeds from the Spansion Japan bankruptcy claim and recorded the amount as a reduction of operating expenses.

    INTEREST INCOME. Interest income decreased to $3,000 for the fiscal year ended May 31, 2011 from $5,000 for the fiscal year ended May 31, 2010, a decrease of $2,000.

    OTHER INCOME, NET. Other income, net increased to $762,000 for the fiscal year ended May 31, 2011 from $131,000 for the fiscal year ended May 31, 2010. The increase in other income, net was primarily attributable to the receipt of a $575,000 dividend payment in the second quarter of fiscal 2011 related to a long-term investment.

    INCOME TAX (BENEFIT) EXPENSE. Income tax benefit was $49,000 for the fiscal year ended May 31, 2011, compared with income tax benefit of $139,000 for the fiscal year ended May 31, 2010. The income tax benefit for the fiscal year ended May 31, 2010 was related to the increase in the net operating loss carry-back period from two to five years and the inclusion of alternative minimum taxes paid in the carry-back calculation. The income tax benefit for the fiscal year ended May 31, 2011 was due to the expiration of the statute limitation related to the adoption of FIN-48.

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

LIQUIDITY AND CAPITAL RESOURCES

    We consider cash and cash equivalents as liquid and available for use. As of May 31, 2011, the Company had $4.0 million in cash and cash equivalents,
compared to $7.8 million as of May 31, 2010.   This decrease resulted
primarily from our operating loss.

    Net cash used in operating activities was $4.1 million for the fiscal year ended May 31, 2011 and net cash provided by operating activities was $3.2 million for the fiscal year ended May 31, 2010. For the fiscal year ended May 31, 2011, net cash used in operating activities was primarily the result of the net loss of $3.4 million as adjusted to exclude the effect of non-cash charges including stock-based compensation expense of $0.9 million and depreciation and amortization of $0.6 million, as well as the increase in inventories of $1.3 million. The increase in inventories is intended to support future shipments for customer orders. For the fiscal year ended May 31, 2010, net cash provided by operating activities was primarily the result of the net loss of $0.5 million as adjusted to exclude the effect of non-cash charges including stock-based compensation expense of $1.7 million and depreciation and amortization of $0.7 million, as well as the decrease in inventories of $0.8 million. The decrease in inventories was primarily due to the sale of certain goods from existing stock on hand, without subsequent purchases of replacement raw materials in fiscal 2010.

    Net cash used in investing activities was $15,000 for the fiscal year ended May 31, 2011 as compared to $69,000 for the fiscal year ended May 31, 2010. Net cash used in investing activities during the fiscal years ended May 31, 2011 and 2010 was primarily due to the purchase of property and equipment.

    Financing activities provided cash of $343,000 for the fiscal year ended May 31, 2011 as compared to $176,000 for the fiscal year ended May 31, 2010. Net cash provided by financing activities during the fiscal years ended May 31, 2011 and 2010 was primarily due to proceeds from issuance of common stock and exercise of stock options.

    As of May 31, 2011, the Company had working capital of $8.0 million. Working capital consists of cash and cash equivalents, accounts receivable, inventories and prepaid expenses and other current assets, less current liabilities.

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

    Net cash used in investing activities was $1.1 million for the fiscal year ended May 31, 2009. Net cash used in investing activities during the fiscal year ended May 31, 2009 was primarily due to the purchase of property and equipment.

    Financing activities provided cash of $503,000 for the fiscal year ended May 31, 2009. Net cash provided by financing activities during the fiscal year ended May 31, 2009 was primarily due to proceeds from issuance of common stock and exercise of stock options.

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

    The Company anticipates that the existing cash balance together with cash flows from operations and proceeds from the sale in June 2011 of its shares of ESA Electronics PTE Ltd., as well as funds available through the working capital credit facility entered into in August 2011, are adequate to meet its working capital and capital equipment requirements through fiscal 2012. After fiscal 2012, depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required, or if available, that such financing can be obtained on terms satisfactory to the Company.

OFF-BALANCE SHEET FINANCING

    The Company has not entered into any off-balance sheet financing arrangements and has not established any special purpose entities.

OVERVIEW OF CONTRACTUAL OBLIGATIONS

    The following table provides a summary of such arrangements, or contractual obligations.

                                         Payments Due by Period (in thousands)
                             ---------------------------------------------------------
                                        Less than      1-3         3-5          5
                               Total      1 year      years       years       years
                             ---------  ----------  ----------  ----------  ----------
Operating Leases.............   $2,386      $  585      $1,752         $49         $--
Purchases(1).................      908         908          --          --          --
                             ---------  ----------  ----------  ----------  ----------
Total........................   $3,294      $1,493      $1,752         $49         $--
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

    In May 2011 updated authoritative guidance to amend existing requirements for fair value measurements and disclosures was issued. The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities as well as instruments classified in shareholders' equity. The guidance will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and are to be applied prospectively. The Company will adopt this guidance in the first quarter of fiscal 2013. The implementation of this authoritative guidance is not expected to have a material impact on the Company's financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

    The Company had no holdings of derivative financial or commodity instruments at May 31, 2011.

    The Company is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. The Company only invests its short-term excess cash in government-backed securities with maturities of 18 months or less. The Company maintains a cost basis equity investment in a privately held company, ESA Electronics PTE Ltd. The Company does not use any financial instruments for speculative or trading purposes. Fluctuations in interest rates would not have a material effect on the Company's financial position, results of operations or cash flows.

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

Item 8.   Financial Statements and Supplementary Data


                                    INDEX


Consolidated Financial Statements of Aehr Test Systems

  Report of Independent Registered Public Accounting Firm ............     29

  Consolidated Balance Sheets at May 31, 2011 and 2010................     30

  Consolidated Statements of Operations for the years
    ended May 31, 2011, 2010 and 2009.................................     31

  Consolidated Statements of Shareholders' Equity and
    Comprehensive Income (Loss) for the years ended
    May 31, 2011, 2010 and 2009.......................................     32

  Consolidated Statements of Cash Flows for the years ended
    May 31, 2011, 2010 and 2009.......................................     33

  Notes to Consolidated Financial Statements..........................     34

  Selected Quarterly Consolidated Financial Data (unaudited)..........     52

  Financial statement schedules not listed above are either omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or in the Notes thereto.

                                REPORT OF
              INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Shareholders of Aehr Test Systems

    We have audited the accompanying consolidated balance sheets of Aehr Test Systems and its subsidiaries (the "Company") as of May 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended May 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aehr Test Systems and its subsidiaries as of May 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2011 in conformity with accounting principles generally accepted in the United States of America.


/s/ Burr Pilger Mayer, Inc.


San Jose, California
August 26, 2011

                       AEHR TEST SYSTEMS AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     May 31,
                                                            -------------------------
                                                                2011           2010
                                                            ----------     ----------
ASSETS

Current assets:
  Cash and cash equivalents ..........................         $ 4,020        $ 7,766
  Accounts receivable, net ...........................           1,432            596
  Inventories, net ...................................           4,958          3,635
  Prepaid expenses and other .........................             161            445
                                                            ----------     ----------
      Total current assets ...........................          10,571         12,442

Property and equipment, net ..........................             954          1,504
Other assets .........................................             558            528
                                                            ----------     ----------
      Total assets ...................................         $12,083        $14,474
                                                            ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...................................         $   885        $   703
  Accrued expenses ...................................           1,434          1,626
  Deferred revenue ...................................             221            286
                                                            ----------     ----------
      Total current liabilities ......................           2,540          2,615

Income tax payable ...................................             204            298
Deferred lease commitment ............................             238            280
                                                            ----------     ----------
      Total liabilities ..............................           2,982          3,193
                                                            ----------     ----------
Commitments and contingencies (Note 14)

Shareholders' equity:
  Preferred stock, $0.01 par value:
    Authorized: 10,000 shares;
    Issued and outstanding: none .....................              --             --
  Common stock, $0.01 par value:
    Authorized: 75,000 shares;
    Issued and outstanding: 8,932 shares and 8,664
      shares at May 31, 2011 and 2010, respectively ..              89             87
  Additional paid-in capital .........................          47,747         46,459
  Accumulated other comprehensive income .............           2,593          2,690
  Accumulated deficit ................................         (41,328)       (37,955)
                                                            ----------     ----------
      Total shareholders' equity .....................           9,101         11,281
                                                            ----------     ----------
      Total liabilities and shareholders' equity .....         $12,083        $14,474
                                                            ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                       AEHR TEST SYSTEMS AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          Year Ended May 31,
                                                   --------------------------------
                                                       2011       2010       2009
                                                   ---------- ---------- ----------
Net sales
  Product sales...............................        $13,737     $8,934    $21,407
  Cancellation charges........................             --      2,740         --
                                                   ---------- ---------- ----------
    Total net sales...........................         13,737     11,674     21,407
Cost of sales.................................          8,225      5,571     20,223
                                                   ---------- ---------- ----------
Gross profit..................................          5,512      6,103      1,184
                                                   ---------- ---------- ----------
Operating expenses:
  Selling, general and administrative.........          5,964      6,094     20,623
  Research and development....................          4,567      4,758      5,762
  Impairment of goodwill......................             --         --        274
  Gain on bankruptcy claim....................           (832)    (3,993)        --
                                                   ---------- ---------- ----------
    Total operating expenses..................          9,699      6,859     26,659
                                                   ---------- ---------- ----------
Loss from operations..........................         (4,187)      (756)   (25,475)

Interest income...............................              3          5        142
Other income, net.............................            762        131        277
                                                   ---------- ---------- ----------
Loss before income tax
  (benefit) expense...........................         (3,422)      (620)   (25,056)

Income tax (benefit) expense..................            (49)      (139)     4,915
                                                   ---------- ---------- ----------
Net loss......................................        $(3,373)     $(481)  $(29,971)
                                                   ========== ========== ==========


Net loss per share - basic ...................        $ (0.38)   $ (0.06)   $ (3.55)

Shares used in per share calculation - basic..          8,776      8,563      8,436

Net loss per share - diluted .................        $ (0.38)   $ (0.06)   $ (3.55)

Shares used in per share calculation - diluted          8,776      8,563      8,436



The accompanying notes are an integral part of these consolidated financial statements.

                                      AEHR TEST SYSTEMS AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                          AND COMPREHENSIVE INCOME (LOSS)
                                               (IN THOUSANDS)

                                                                Accumulated
                                                                   Other
                                                               Comprehensive
                                                                  Income
                                                               -------------
                                  Common Stock     Additional    Cumulative
                                ----------------     Paid-in    Translation   Accumulated
                                 Shares    Amount    Capital     Adjustment     Deficit       Total
                                -------   -------  ----------  -------------  -----------    -------
Balances, May 31, 2008            8,359       $84     $42,796         $2,395     $ (7,503)   $37,772

  Issuance of common stock
    under employee plans......      137         1         502             --           --        503
  Stock-based compensation....                          1,254             --           --      1,254
  Net loss....................       --        --          --             --      (29,971)   (29,971)
  Foreign currency
    translation adjustment....       --        --          --            405           --        405
                                                                                             -------
  Comprehensive loss..........                                                               (29,566)
                                -------   -------  ----------  -------------  -----------    -------
Balances, May 31, 2009            8,496        85      44,552          2,800      (37,474)     9,963

  Issuance of common stock
    under employee plans......      168         2         174             --           --        176
  Stock-based compensation....                          1,733             --           --      1,733
  Net loss....................       --        --          --             --         (481)      (481)
  Foreign currency
    translation adjustment....       --        --          --           (110)          --       (110)
                                                                                             -------
  Comprehensive loss..........                                                                  (591)
                                -------   -------  ----------  -------------  -----------    -------
Balances, May 31, 2010            8,664        87      46,459          2,690      (37,955)    11,281

  Issuance of common stock
    under employee plans......      268         2         341             --           --        343
  Stock-based compensation....                            947             --           --        947
  Net loss....................       --        --          --             --       (3,373)    (3,373)
  Foreign currency
    translation adjustment....       --        --          --            (97)          --        (97)
                                                                                             -------
  Comprehensive loss..........                                                                (3,470)
                                -------   -------  ----------  -------------  -----------    -------
Balances, May 31, 2011            8,932       $89     $47,747         $2,593     $(41,328)   $ 9,101
                                =======   =======  ==========  =============  ===========    =======


The accompanying notes are an integral part of these consolidated financial statements.

                      AEHR TEST SYSTEMS AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                            Year Ended May 31,
                                                    ---------------------------------
                                                       2011        2010        2009
                                                    ---------   ---------   ---------
Cash flows from operating activities:
  Net loss.......................................     $(3,373)   $   (481)   $(29,971)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Stock-based compensation expense.............         947       1,733       1,270
    Provision for doubtful accounts..............          15          59      13,655
    Loss on disposal of property and equipment...           1         301           6
    Impairment of goodwill.......................          --          --         274
    Depreciation and amortization................         573         690         644
    Deferred income taxes........................          --          --       4,943
    Changes in operating assets and liabilities:
      Accounts receivable........................        (501)        267      (3,612)
      Inventories................................      (1,322)        837       5,721
      Deferred lease commitment .................         (42)        (26)         37
      Accounts payable...........................        (353)       (446)     (1,986)
      Income tax payable.........................         (94)         28           2
      Accrued expenses and deferred revenue......        (280)       (138)     (1,532)
      Prepaid expenses and other.................         287         423        (487)
                                                    ---------   ---------   ---------
        Net cash provided by (used in)
          operating activities...................      (4,142)      3,247     (11,036)
                                                    ---------   ---------   ---------
Cash flows from investing activities:
    Purchase of property and equipment ..........         (15)        (69)     (1,113)
                                                    ---------   ---------   ---------
        Net cash used in
          investing activities...................         (15)        (69)     (1,113)
                                                    ---------   ---------   ---------
Cash flows from financing activities:
    Proceeds from issuance of common stock
      and exercise of stock options..............         343         176         503
                                                    ---------   ---------   ---------
        Net cash provided by
          financing activities...................         343         176         503
                                                    ---------   ---------   ---------

Effect of exchange rates on cash and
    cash equivalents.............................          68          52         358
                                                    ---------   ---------   ---------
        Net (decrease) increase in cash and
          cash equivalents.......................      (3,746)      3,406     (11,288)

Cash and cash equivalents, beginning of year.....       7,766       4,360      15,648
                                                    ---------   ---------   ---------
Cash and cash equivalents, end of year...........      $4,020     $7,766      $ 4,360
                                                    =========   =========   =========
Supplemental cash flow information:
    Cash paid during the year for:
      Income taxes   ............................         $51         $--        $223


The accompanying notes are an integral part of these consolidated financial statements.

                   AEHR TEST SYSTEMS AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS:

    Aehr Test Systems (the "Company") was incorporated in California in May 1977 and primarily designs, engineers and manufactures test and burn-in equipment used in the semiconductor industry. The Company's principal products are the Advanced Burn-In and Test System, or ABTS, the FOX full wafer contact parallel test and burn-in systems, the MAX burn-in system, WaferPak full wafer contactor, the DiePak carrier and test fixtures.

LIQUIDITY:

    Since inception, the Company has incurred substantial cumulative losses and negative cash flows from operations. During the second half of fiscal 2009, and in fiscal 2010 and fiscal 2011, the Company experienced a substantial decrease in its net sales as a result of a major customer filing bankruptcy and the slowdown in the semiconductor manufacturing industry. In response to the low levels of net sales, the Company took significant steps to minimize expense levels and to increase the likelihood that it will have sufficient cash to support operations during the slow business periods. Those steps included reductions in headcount, reduced compensation for officers and other salaried employees, a Company-wide shutdown for one week each month and lower fees paid to the Board of Directors, among other spending cuts. The Company has subsequently eliminated most of these cuts. The Company will continue to explore methods to reduce its costs.

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

    In the first quarter of fiscal 2011, the Company's Japanese subsidiary received $155,000 in proceeds from the Spansion Japan bankruptcy claim and recorded the amount as a reduction of operating expenses. In the fourth quarter of fiscal 2011, the Company's Japanese subsidiary received $677,000 in proceeds from the Spansion Japan bankruptcy claim and recorded the amount as a reduction of operating expenses.

    In August 2011, the Company entered into a working capital credit facility agreement with Silicon Valley Bank allowing the Company to borrow up to $1.5 million based upon qualified U.S. based and foreign customer receivables, and export-related inventory.

    The Company anticipates that the existing cash balance together with cash flows from operations and proceeds from the sale in June 2011 of its shares of ESA Electronics PTE Ltd., as well as funds available through the working capital credit facility entered into in August 2011, are adequate to meet its working capital and capital equipment requirements through fiscal 2012. After fiscal 2012, depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required, or if available, that such financing can be obtained on terms satisfactory to the Company.

CONSOLIDATION AND EQUITY INVESTMENTS:

    The consolidated financial statements include the accounts of the Company and both its wholly-owned and majority-owned foreign subsidiaries. Intercompany accounts and transactions have been eliminated. Equity investments in which the Company holds an equity interest less than 20 percent and over which the Company does not have significant influence are accounted for using the cost method. Dividends received from investees accounted for using the cost method are included in Other income on the statement of operations.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS:

    Assets and liabilities of the Company's foreign subsidiaries and branch office are translated into U.S. Dollars from their functional currencies of Japanese Yen, Euros and New Taiwan Dollars using the exchange rate in effect at the balance sheet date. Additionally, their net sales and expenses are translated using exchange rates approximating average rates prevailing during the fiscal year. Translation adjustments that arise from translating their financial statements from their local currencies to U.S. Dollars are accumulated and reflected as a separate component of shareholders' equity.

    Transaction gains and losses that arise from exchange rate changes denominated in currencies other than the local currency are included in the statements of operations as incurred. See Note 11 for the detail of foreign exchange transaction gains for all periods presented.

USE OF ESTIMATES:

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the Company's consolidated financial statements include allowance for doubtful accounts, valuation of inventory at the lower of cost or market, and warranty reserves.

CASH EQUIVALENTS AND INVESTMENTS:

    Cash equivalents consist of money market instruments, commercial paper and other highly liquid investments purchased with an original maturity of three months or less. Short-term investments not classified as cash equivalents are classified as available-for-sale. These investments are reported at fair value with unrealized gains and losses, net of tax, if any, included as a component of shareholders' equity.

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

    The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2011 (in thousands):

                                 Balance as of
                                 May 31, 2011     Level 1     Level 2
                                --------------   --------   ---------
Money market funds...........           $1,236     $1,236        $ --
                                --------------   --------   ---------
                                        $1,236     $1,236        $ --
                                ==============   ========   =========

Liabilities..................           $   --     $   --        $ --
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
                                ==============   ========   =========


    As of May 31, 2011 and 2010, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS:

    Accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. The Company also reviews its trade receivables by aging category to identify specific customers with known disputes or collection issues. The Company exercises judgment when determining the adequacy of these reserves as the Company evaluates historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received. During the year ended May 31, 2009, the Company recorded a $13,558,000 increase in its allowance for doubtful accounts as a result of its major customer filing for bankruptcy. During the year ended May 31, 2010, the allowance for doubtful accounts decreased by $12,330,000 due primarily to the write-off of the Spansion U.S. accounts receivable reserved in the prior fiscal year. No significant adjustments to the allowance for doubtful accounts were recorded during the year ended May 31, 2011.

CONCENTRATION OF CREDIT RISK:

    The Company sells its products primarily to semiconductor manufacturers in North America, Asia, and Europe. As of May 31, 2011, approximately 49%, 12% and 39% of gross accounts receivable are from customers located in the United States, Asia and Europe, respectively. As of May 31, 2010, approximately 2%, 81% and 17% of gross accounts receivable are from customers located in the United States, Asia and Europe, respectively. Three customers accounted for 41%, 17% and 11% of gross accounts receivable at May 31, 2011. Two customers accounted for 71% and 14% of gross accounts receivable at May 31, 2010. Two customers accounted for 16% and 11% of net sales in fiscal 2011. Three customers accounted for 55%, 12% and 11% of net sales in fiscal 2010. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. While the Company has historically maintained reserves within management expectations, as a result of the bankruptcy filing of a key customer during the fiscal year ended May 31, 2009, specific reserves were established. The specific reserves established for this customer accounted for virtually all the allowance for doubtful accounts at May 31, 2009. The Company uses letter of credit terms for some of its international customers.

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

CONCENTRATION OF SUPPLY RISK:

    The Company relies on subcontractors to manufacture many of the components and subassemblies used in its products. Quality or performance failures of the Company's products or changes in its manufacturers' financial or business condition could disrupt the Company's ability to supply quality products to its customers and thereby have a material and adverse effect on its business and operating results. Some of the components and technologies used in the Company's products are purchased and licensed from a single source or a limited number of sources. The loss of any of these suppliers may cause the Company to incur additional transition costs, result in delays in the manufacturing and delivery of its products, or cause it to carry excess or obsolete inventory and could cause it to redesign its products.

STRATEGIC INVESTMENTS:

    The Company invests in debt and equity of private companies as part of its business strategy. These available for sale investments are carried at cost and are included in "Other Assets" in the consolidated balance sheets. The investment has not been revalued at May 31, 2011 and 2010 as the fair value is not readily determinable due to the investment being a privately held company based in Singapore. The Company maintains less than 20% of the voting rights of the company invested. If the Company determines that an other-than-temporary decline exists in the fair value of an investment, the Company writes down the investment to its fair value and records the related write-down as an investment loss in "Other Income (Expense)" in its consolidated statements of operations. At May 31, 2011 and 2010, the carrying value of the strategic investments was $384,000.

    In June 2011, the Company sold all of its shares of ESA for approximately $1.4 million resulting in a gain of $1.0 million reported in the first quarter of fiscal 2012.

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

Furniture and fixtures..........................  2 to 6 years

Machinery and equipment.........................  4 to 6 years

Test equipment..................................  4 to 6 years

GOODWILL:

    Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in the Company's
acquisition of its Japanese subsidiary.   The Company reviews goodwill
annually or whenever events or circumstances indicate that a decline in value may have occurred. Based on the fair market value of the Company's common stock relative to its book value and revised estimates for its future cash flow and revenue projections, the Company determined that indicators of impairment for its goodwill were present during fiscal year 2009. As a result, the Company tested the goodwill for impairment, determined that it was impaired and recorded a non-cash impairment of goodwill charge of $274,000 for the fiscal year ended May 31, 2009 bringing the net value to zero. Both gross goodwill and accumulated impairment were each $274,000 at May 31, 2011 and 2010.

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

PRODUCT DEVELOPMENT COSTS AND CAPITALIZED SOFTWARE:

    Costs incurred in the research and development of new products or systems are charged to operations as incurred. Costs incurred in the development of software programs for the Company's products are charged to operations as incurred until technological feasibility of the software has been established. Generally, technological feasibility is established when the software module performs its primary functions described in its original specifications, contains features required for it to be usable in a production environment, is completely documented and the related hardware portion of the product is complete. After technological feasibility is established, any additional costs are capitalized. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use. Capitalized costs are amortized over the estimated life of the related software product using the greater of the units of sales or straight-line methods over ten years. No system software development costs were capitalized or amortized in fiscal 2011, 2010 and 2009.

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

    Although the Company files U.S. federal, various state, and foreign tax returns, the Company's only major tax jurisdictions are the United States, California, Germany and Japan. Tax years 1996 - 2010 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

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

    The following table summarizes compensation costs related to the Company's stock-based compensation for the years ended May 31, 2011, 2010 and 2009, respectively (in thousands, except per share data):

                                                        Year Ended
                                                          May 31,
                                                    --------------------
                                                     2011   2010   2009
                                                    ------ ------ ------
Stock-based compensation in the form of employee
  stock options and ESPP shares, included in:

Cost of sales...................................      $108   $293   $230
Selling, general and administrative.............       488    901    640
Research and development........................       351    539    400
                                                    ------ ------ ------
Net effect on net loss..........................      $947 $1,733 $1,270
                                                    ====== ====== ======

Effect on net loss per share:
  Basic. . . . . . . . . . . . . . . . .             $0.11  $0.20  $0.15
  Diluted. . . . . . . . . . . . . . . .             $0.11  $0.20  $0.15


    During fiscal 2011, 2010 and fiscal 2009, the Company recorded stock-based compensation related to stock options of $829,000, $1,511,000 and $1,115,000, respectively.

    In the second quarter of fiscal 2010, the seven officers of the Company elected to forfeit certain stock options previously granted. The forfeiture of these options resulted in the immediate recognition of the unamortized portion of stock compensation expense of $465,000.

    As of May 31, 2011, the total compensation cost related to unvested stock-based awards under the Company's 1996 Stock Option Plan and 2006 Equity Incentive Plan, but not yet recognized, was $779,000 which is net of estimated forfeitures of $2,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.65 years.

    During fiscal 2011, 2010 and fiscal 2009, the Company recorded stock-based compensation related to its ESPP of $118,000, $222,000 and $155,000, respectively.

    As of May 31, 2011, the total compensation cost related to options to purchase the Company's common shares under the ESPP but not yet recognized was $18,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 0.6 years.

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

    Fair Value. The fair values of the Company's stock options granted to employees and ESPP shares in fiscal 2011, 2010 and 2009 were estimated using the following weighted average assumptions in the Black-Scholes option valuation method.

    The fair value of our stock options granted to employees in fiscal 2011, 2010 and 2009 was estimated using the following weighted-average assumptions:

                                                Year Ended May 31,
                                        ----------------------------------
                                           2011        2010        2009
                                        ----------  ----------  ----------
Option Plan Shares
Expected Term (in years)...............          5           5           5
Volatility.............................       0.80        0.78        0.74
Expected Dividend......................      $0.00       $0.00       $0.00
Risk-free Interest Rates...............      1.73%       2.53%       2.99%
Weighted Average Grant Date Fair Value.      $1.19       $0.56       $3.67


     The fair value of our ESPP purchase rights for the fiscal 2010 and 2009 was estimated using the following weighted-average assumptions:

                                                 Year Ended May 31,
                                         ----------------------------------
                                                2010             2009
                                         ---------------- -----------------
Employee Stock Purchase Plan Shares
Expected Term (in years)................     0.5 - 2.0         0.5 - 2.0
Volatility..............................    0.89 - 1.01       0.62 - 1.08
Expected Dividend.......................       $0.00             $0.00
Risk-free Interest Rates................     0.2%-1.1%         0.4%-2.6%
Weighted Average Grant Date Fair Value..       $0.84             $1.28


There were no ESPP purchase rights granted during the ESPP periods in fiscal
2011.

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

    A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                   Year Ended May 31,
                                            --------------------------------
                                                2011       2010       2009
                                            ---------- ---------- ----------
Numerator: Net loss.........................   $(3,373)     $(481)  $(29,971)
                                            ---------- ---------- ----------
Denominator for basic net loss per share:
  Weighted-average shares outstanding.......     8,776      8,563      8,436
                                            ---------- ---------- ----------
Shares used in basic net loss per share
  calculation...............................     8,776      8,563      8,436

Effect of dilutive securities...............        --         --         --
                                            ---------- ---------- ----------

Denominator for diluted net loss per share..     8,776      8,563      8,436
                                            ---------- ---------- ----------

Basic net loss per share....................    $(0.38)    $(0.06)    $(3.55)
                                            ========== ========== ==========
Diluted net loss per share..................    $(0.38)    $(0.06)    $(3.55)
                                            ========== ========== ==========

    For purposes of computing diluted earnings per share, weighted average potential common shares do not include stock options with an exercise price greater than the average fair value of the Company's common stock for the period, as the effect would be anti-dilutive. Potential common shares have not been included in the calculation of diluted net loss per share for the fiscal years ended May 31, 2011, 2010 and 2009, as the effect would be anti-dilutive due to the Company's net loss. As such the numerator and the denominator used in computing both basic and diluted net loss per share for fiscal years ended May 31, 2011, 2010 and 2009 are the same. Stock options to purchase 2,083,000, 1,949,000 and 1,636,000 shares of common stock were outstanding on May 31, 2011, 2010 and 2009, respectively, but not included in the computation of diluted income per share, because the inclusion of such shares would be anti-dilutive.

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

    In May 2011 updated authoritative guidance to amend existing requirements for fair value measurements and disclosures was issued. The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities as well as instruments classified in shareholders' equity. The guidance will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and are to be applied prospectively. The Company will adopt this guidance in the first quarter of fiscal 2013. The implementation of this authoritative guidance is not expected to have a material impact on the Company's financial position or results of operations.

2. ACCOUNTS RECEIVABLE:

     Accounts receivable comprise (in thousands):

                                                   May 31,
                                            ----------------------
                                               2011        2010
                                            ----------  ----------
Trade accounts receivable...............        $1,455      $2,007
Less: Allowance for doubtful accounts...           (23)     (1,411)
                                            ----------  ----------
                                                $1,432        $596
                                            ==========  ==========

                                      Additions
                          Balance at  Charged to               Balance
                          beginning   costs and                 at end
                           of year     expenses   Deductions*  of year
                          ----------  ----------  ----------  ----------
Allowance for doubtful
   accounts receivable:

     May 31, 2011             $1,411         $15      $1,403         $23
                          ==========  ==========  ==========  ==========

     May 31, 2010            $13,741         $59     $12,389      $1,411
                          ==========  ==========  ==========  ==========

     May 31, 2009               $183     $13,655         $97     $13,741
                          ==========  ==========  ==========  ==========

* Deductions include write-offs of uncollectible accounts and collections of amounts previously reserved.

3. INVENTORIES:

     Inventories comprise (in thousands):

                                                   May 31,
                                         -------------------------
                                             2011         2010
                                         ------------ ------------
Raw materials and subassemblies.........       $1,992       $  754
Work in process.........................        2,699        2,633
Finished goods..........................          267          248
                                         ------------ ------------
                                               $4,958       $3,635
                                         ============ ============

4. PROPERTY AND EQUIPMENT:

    Property and equipment comprise (in thousands):

                                                   May 31,
                                         -------------------------
                                             2011         2010
                                         ------------ ------------
Leasehold improvements..................       $1,105       $1,105
Furniture and fixtures..................        1,246        1,186
Machinery and equipment.................        4,263        4,251
Test equipment..........................        3,004        3,053
                                         ------------ ------------
                                                9,618        9,595
Less: Accumulated depreciation
  and amortization......................       (8,664)      (8,091)
                                         ------------ ------------
                                                 $954       $1,504
                                         ============ ============

5.  PRODUCT WARRANTIES:

    The Company provides for the estimated cost of product warranties at the time revenues are recognized on the products shipped. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company's estimates, revisions to the estimated warranty liability would be required.

    Following is a summary of changes in the Company's liability for product warranties during the fiscal years ended May 31, 2011 and May 31, 2010 (in thousands):

                                                         Year ended
                                                           May 31,
                                                  -------------------------
                                                      2011         2010
                                                  ------------ ------------
Balance at the beginning of the year............          $174         $314
Accruals for warranties issued during the year..           174           92
Accruals related to pre-existing warranties
 (including changes in estimates)...............           (88)         (28)
Settlements made during the year
 (in cash or in kind)...........................          (157)        (204)
                                                  ------------ ------------
Balance at the end of the year..................          $103         $174
                                                  ============ ============

    The accrued warranty balance is included in accrued expenses on the accompanying consolidated balance sheets.

6. ACCRUED EXPENSES:

    Accrued expenses comprise (in thousands):

                                                   May 31,
                                         -------------------------
                                             2011         2010
                                         ------------ ------------
Payroll related.........................       $  736       $  617
Professional services...................          159          171
Accrued cancellation charges............            7            7
Commissions and bonuses.................          177          403
Taxes payable...........................           80           72
Warranty................................          102          174
Other...................................          173          182
                                         ------------ ------------
                                               $1,434       $1,626
                                         ============ ============

7.  INCOME TAXES:

    Domestic and foreign components of loss before income tax expense (benefit) are as follows (in thousands):

                                           Year Ended May 31,
                                  --------------------------------------
                                       2011         2010         2009
                                  ------------ ------------ ------------
Domestic.........................      $(4,424)       $(805)   $(22,480)
Foreign..........................        1,002          185      (2,576)
                                  ------------ ------------ ------------
                                       $(3,422)       $(620)   $(25,056)
                                  ============ ============ ============

    The income tax (benefit) expense consists of the following (in thousands):



                                            Year Ended May 31,
                                   --------------------------------------
                                       2011          2010         2009
                                   ------------ ------------ ------------
Federal income taxes:
  Current.........................           --      $  (185)     $   (57)
  Deferred........................           --           --        3,186
State income taxes:
  Current.........................        $  30            4           (5)
  Deferred........................           --           --          453
Foreign income taxes:
  Current.........................          (79)          42           34
  Deferred........................           --           --        1,304
                                   ------------ ------------ ------------
                                          $ (49)      $ (139)     $ 4,915
                                   ============ ============ ============

    The Company's effective tax rate differs from the U.S. federal statutory tax rate, as follows:

                                            Year Ended May 31,
                                   --------------------------------------
                                       2011          2010         2009
                                   ------------ ------------ ------------
U.S. federal statutory tax rate...       34.0 %       34.0 %       34.0 %
State taxes, net of federal tax
  effect..........................       (0.6)        (0.6)        (1.8)
Foreign rate differential.........       12.4          4.7         (8.9)
Stock-based compensation..........       (8.5)       (92.6)        (1.6)
Research and development credit...         --         13.2          1.0
Change in valuation allowance ....      (35.7)        64.5        (42.1)
Other.............................       (0.2)        (0.8)        (0.2)
                                   ------------ ------------ ------------
Effective tax rate................        1.4 %       22.4 %      (19.6)%
                                   ============ ============ ============

    The components of the net deferred tax asset (liability) are as follows (in thousands):



                                                           May 31,
                                                -------------------------
                                                    2011          2010
                                                ------------ ------------
  Net operating losses.....................        $  9,675     $  8,281
  Credit carryforwards.....................           3,548        3,577
  Inventory reserves.......................           2,945        3,340
  Reserves and accruals....................           3,506        2,704
  Other....................................             725          636
                                                ------------ ------------
                                                     20,399       18,538

Less: Valuation allowance..................         (20,399)     (18,538)
                                                ------------ ------------
Net deferred tax asset.....................        $     --     $     --
                                                ============ ============


    The valuation allowance increased by $1,861,000 during fiscal 2011, $56,000 during fiscal 2010, and $14,599,000 during fiscal 2009. As of May 31, 2011 and 2010, the Company concluded that it is more likely than not that the deferred tax assets will not be realized and therefore provided a full valuation allowance against the deferred tax assets.

The Company will continue to evaluate the need for a valuation allowance against its deferred tax assets on a quarterly basis.

    At May 31, 2011, the Company had federal and state net operating loss carryforwards of $24,127,000 and $24,011,000, respectively. These carryforwards will begin to expire in 2024 and 2014, respectively. At May 31, 2011, the Company also had federal and state research and development tax credit carryforwards of $1,685,000 and $3,957,000, respectively. The federal credit carryforward will begin to expire in 2016, and the California credit will carryforward indefinitely. These carryforwards may be subject to certain limitations on annual utilization in case of a change in ownership, as defined by tax law. The Company also has alternative minimum tax credit carryforwards of $91,000 for federal tax purposes and $34,000 for state purposes. The credits may be used to offset regular tax and do not expire.

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

    Foreign net operating loss carryforwards of $1,904,000 are available to reduce future foreign taxable income. The foreign net operating losses will begin to expire in 2012.

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

Beginning balance as of May 31, 2008.....................         $1,143
Increases related to prior year tax positions............             49
Increases related to current year tax positions .........              5
Decreases related to lapse of statute of limitations.....             (7)
                                                            ------------
Balance at May 31, 2009..................................         $1,190

Decreases related to prior year tax positions............             (5)
Decreases related to lapse of statute of limitations.....             (4)
                                                            ------------
Balance at May 31, 2010..................................         $1,181

Decreases related to prior year tax positions............             --
Decreases related to lapse of statute of limitations.....            (88)
                                                            ------------
Balance at May 31, 2011..................................         $1,093
                                                            ============

    If the ending balance of $1,093,000 of unrecognized tax benefits at May 31, 2011 were recognized, $204,000 would affect the effective income tax rate. In accordance with the Company's accounting policy, it recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company had accrued interest and penalties of $24,000 at May 31, 2011.

    Although the Company files U.S. federal, various state, and foreign tax returns, the Company's only major tax jurisdictions are the United States, California, Germany and Japan. Tax years 1996 - 2010 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

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

    As of May 31, 2011, out of the 2,771,000 shares authorized for grant under the 1996 Stock Option Plan and 2006 Equity Incentive Plan, approximately 2,083,000 shares had been granted.

    The following table summarizes the Company's stock option transactions during fiscal 2011, 2010 and 2009 (in thousands, except per share data):

                                            Outstanding Options
                                --------------------------------------------
                                                        Weighted
                                              Number    Average    Aggregate
                                 Available      of      Exercise   Intrinsic
                                  Shares      Shares      Price      Value
                                ----------   --------  ---------  ----------
Balances, May 31, 2008........         350      1,266      $5.05      $4,632

  Options granted.............        (555)       555      $6.01
  Additional shares reserved..         600         --
  Options terminated..........         141       (141)     $5.37
  Options exercised...........          --        (44)     $4.35
                                ----------   --------
Balances, May 31, 2009........         536      1,636      $5.37          --

  Options granted.............        (560)       560      $0.88
  Additional shares reserved..         800         --
  Options terminated..........         232       (232)     $7.19
  Plan shares expired.........         (10)        --
  Options exercised...........          --        (15)     $2.03
                                ----------   --------
Balances, May 31, 2010........         998      1,949      $3.88        $833

  Options granted.............        (508)       508      $1.88
  Options terminated..........         327       (327)     $4.30
  Plan shares expired.........        (130)        --
  Options exercised...........          --        (47)     $0.85
                                ----------   --------
Balances, May 31, 2011........         687      2,083      $3.40        $298
                                ==========   ========

Options exercisable and expected to be
  exercisable at May 31, 2011                   2,042      $3.40        $292
                                             ========


    The options outstanding and exercisable at May 31, 2011 were in the following exercise price ranges (in thousands, except per share data):


                     Options Outstanding              Options Exercisable
                       at May 31, 2011                  at May 31, 2011
            --------------------------------  --------------------------------------
                        Weighted                               Weighted
                        Average     Weighted  Number  Weighted Average
   Range of   Number    Remaining   Average   Exer-   Average  Remaining   Aggregate
   Exercise Outstanding Contractual Exercise  cisable Exercise Contractual Intrinsic
    Prices    Shares   Life (Years)  Price    Shares   Price   Life (Years)  Value
----------- ----------- ----------- --------  ------- -------- ----------- ---------
$0.85-$0.85         454      3.08      $0.85      436    $0.85       3.08
$1.29-$2.81         867      3.17      $2.12      436    $2.26       2.53
$2.84-$5.96         409      0.74      $4.59      405    $4.57       0.73
$6.00-$9.30         231      1.64      $7.66      225    $7.67       1.64
$9.94-$9.94         122      2.07      $9.94       89    $9.94       2.07
            -----------                       -------
$0.85-$9.94       2,083      2.44      $3.40    1,591    $3.66       2.07        282
            ===========                       =======


    The total intrinsic values of options exercised were $25,000, $7,000 and $219,000 during fiscal 2011, 2010 and 2009, respectively. The weighted average contractual life of the options exercisable and expected to be exercisable at May 31, 2011 was 2.44 years.

    Options to purchase 1,591,000, 1,343,000 and 997,000 shares were exercisable at May 31, 2011, 2010 and 2009, respectively. These exercisable options had weighted average exercise prices of $3.66, $4.20 and $4.86 as of May 31, 2011, 2010 and 2009, respectively.

9.  EMPLOYEE BENEFIT PLANS:

EMPLOYEE STOCK OWNERSHIP PLAN:

    The Company has a non-contributory, trusteed employee stock option plan for full-time employees who have completed three consecutive months of service and for part-time employees who have completed one year of service and have attained an age of 21. The Company can contribute either shares of the Company's stock or cash to the plan. The contribution is determined annually by the Company and cannot exceed 15% of the annual aggregate salaries of those employees eligible for participation in the plan. On May 31, 2007, the Company converted the Aehr Test Systems Employee Stock Bonus Plan into the Aehr Test Systems Employee Stock Ownership Plan (the "Plan"). The stock bonus plan was converted to an employee stock ownership plan ("ESOP") to enable the Plan to better comply with changes in the law regarding Company stock. Individuals' account balances vest at a rate of 20% per year commencing upon completion of two years of service. Non-vested balances, which are forfeited following termination of employment, are allocated to the remaining employees in the Plan. Under the Plan provisions, each employee who reaches age fifty-five (55) and has been a participant in the Plan for ten years will be offered an election each year to direct the transfer of up to 25% of his/her ESOP account to the employee self-directed account in the Savings & Retirement Plan. For anyone who met the above prerequisites, the first election to diversify holdings was offered after May 31, 2008. In the sixth year, employees will be able to diversify up to 50% of their ESOP accounts. Contributions of $60,000, $150,000 and $60,000 were authorized for the plan during fiscal 2011, 2010 and 2009, respectively. The contribution amounts are recorded as compensation expense, in the period authorized and included in accrued liabilities, in the period authorized. Contributions of 64,102 shares were made to the ESOP during fiscal 2011 for fiscal 2010. Contributions of 64,516 shares were made to the ESOP during fiscal 2010 for fiscal 2009. Contributions of 20,334 shares were made to the ESOP during fiscal 2009 for fiscal 2008. The contribution for fiscal 2011 will be made in fiscal 2012. Shares held in the ESOP are included in the EPS calculation.

401(K) PLAN:

    The Company maintains a defined contribution savings plan (the "401(k) Plan") to provide retirement income to all qualified employees of the Company. The 401(k) Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan is funded by voluntary pre-tax contributions from employees. Contributions are invested, as directed by the participant, in investment funds available under the 401(k) Plan. The Company is not required to make, and did not make, any contributions to the 401(k) Plan during fiscal 2011, 2010 and 2009.

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

    In October 2006, the Company's shareholders approved the 2006 Employee Stock Purchase Plan, or 2006 Purchase Plan. A total of 450,000 shares of the Company's common stock were reserved for issuance under the 2006 Purchase Plan. The 2006 Purchase Plan has consecutive, overlapping, twenty-four month offering periods. Each twenty-four month offering period includes four six month purchase periods. The offering periods generally begin on the first trading day on or after April 1 and October 1 each year. The first exercise date under the 2006 Purchase Plan was April 1, 2007. All employees who work a minimum of 20 hours per week and are customarily employed by the Company (or an affiliate thereof) for at least five months per calendar year are eligible to participate. Under the 2006 Purchase Plan, shares are purchased through employee payroll deductions at exercise prices equal to 85% of the lesser of the fair market value of the Company's common stock at either the first day of an offering period or the last day of the purchase period. If a participant's rights to purchase stock under all employee stock purchase plans of the Company accrue at a rate which exceeds $25,000 worth of stock for a calendar year, such participant may not be granted an option to purchase stock under the 2006 Purchase Plan. For the years ended May 31, 2011, 2010 and 2009, approximately 157,000, 89,000 and 73,000 shares of common stock, respectively, were issued under the plans. To date, 765,000 shares have been issued under both employee stock purchase plans.

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

11.  OTHER INCOME (EXPENSE), NET:

    Other income (expense), net comprises the following (in thousands):

                                            Year Ended May 31,
                                    -----------------------------------
                                       2011         2010         2009
                                    ----------- ----------- -----------
Dividend distribution on long-term
  investment......................         $575          --          --
Foreign exchange gain ............          135        $118        $331
Other, net........................           52          13         (54)
                                    ----------- ----------- -----------
                                           $762        $131        $277
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

    The following presents information about the Company's operations in different geographic areas (in thousands):


                                    United
                                    States      Asia      Europe       Total
                                   ---------  ---------  ---------   ---------
2011:
  Net sales......................    $11,911     $1,404       $422     $13,737
  Property and equipment, net....        872         72         10         954

2010:
  Net sales......................    $11,080       $256       $338     $11,674
  Property and equipment, net....      1,412         77         15       1,504

2009:
  Net sales......................    $17,268     $3,208       $931     $21,407
  Property and equipment, net....      2,642         88         11       2,741


    The Company's foreign operations are primarily those of its Japanese and German subsidiaries. Substantially all of the sales of the subsidiaries are made to unaffiliated Japanese or European customers. Net sales exclude intercompany transactions.

13.  RELATED PARTY TRANSACTIONS:

    The Company has entered into transactions with ESA Electronics Pte Ltd., or ESA, in which the Company owned a 12.5% interest at May 31, 2011, 2010 and 2009. ESA purchased goods from the Company for $11,000, $34,000 and $30,000 during fiscal 2011, 2010 and 2009, respectively. In addition, the Company purchased goods from ESA for $2,000 and $3,000 in fiscal 2010 and 2009, respectively. There were no goods purchased from ESA in fiscal 2011. At May 31, 2011 and 2010, the Company had no amounts payable to ESA. At May 31, 2011 and 2010, the Company had no amounts receivable from ESA.

    Mario M. Rosati, one of the Company's directors, is also a member of Wilson Sonsini Goodrich & Rosati, Professional Corporation, which has served as the Company's outside corporate counsel and has received compensation at normal commercial rates for these services.

14. COMMITMENTS AND CONTINGENCIES:

COMMITMENTS

    The Company leases most of its manufacturing and office space under operating leases. The Company entered into non-cancelable operating lease agreements for its United States manufacturing and office facilities and maintains equipment under non-cancelable operating leases in Germany. The Company's principal administrative and production facilities are located in Fremont, California, in a 51,289 square foot building. The term of the Company's current lease commenced on April 1, 2008 and ends on June 30, 2015. The Company has an option to extend the lease for an additional period at rates to be determined. The Company's facility in Japan is located in Tokyo in a 4,294 square foot building under a cancellable lease whose term commenced on October 1, 2007 and ends on September 30, 2013. The Company leases a sales and support office in Utting, Germany. The lease, which began February 1, 1992 and expires on January 31, 2012, contains an automatic twelve months renewal, at rates to be determined, if no notice is given prior to six months from expiry. Under the lease agreements, the Company is responsible for payments of utilities, taxes and insurance.

    Minimum annual rentals payments under operating leases in each of the next five fiscal years and thereafter are as follows (in thousands):

Years Ending May 31,
2012....................................      $  585
2013....................................         576
2014....................................         583
2015....................................         593
2016....................................          49
Thereafter..............................          --
                                              ------
Total                                         $2,386
                                              ======

    Rental expense for the years ended May 31, 2011, 2010 and 2009 was $680,000, $653,000 and $684,000, respectively.

    At May 31, 2011 and 2010, the Company had a $50,000 certificate of deposit held by a financial institution representing a security deposit for its United States manufacturing and office space lease. This amount is included in "Other Assets" on the consolidated balance sheets.

PURCHASE OBLIGATIONS

    The Company has purchase obligations to certain suppliers. In some cases the products the Company purchases are unique and have provisions against cancellation of the order. At May 31, 2011, the Company had $908,000 of purchase obligations which are due within the following 12 months. This amount does not include contractual obligations recorded on the consolidated balance sheets as liabilities.

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

15. SUBSEQUENT EVENT:

    In June 2011, the Company sold all of its shares of ESA for approximately $1.4 million resulting in a gain of $1.0 million reported in the first quarter of fiscal 2012.

    On August 25, 2011 the Company entered into a working capital credit facility agreement with Silicon Valley Bank allowing the Company to borrow up to $1.5 million based upon qualified U.S. based and foreign customer receivables, and export-related inventory. Each account receivable financed by Lender will bear an annual interest rate or finance charge equal to the greater of Lender's prime rate less 0.5%, or 3.50%, when the Company meets certain borrowing base requirements. If the Company does not meet the borrowing base requirements, each account receivable financed by Lender will bear an annual interest rate or finance charge equal to the greater of Lender's prime rate plus 0.75%, or 4.75%. The applicable interest is calculated based on the full amount of the account receivable and export-related inventory provided as collateral for the actual amounts borrowed. The term of the agreement is one year.

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

    The following table (presented in thousands, except per share data) sets forth selected unaudited condensed consolidated statements of operations data for each of the four quarters of the fiscal years ended May 31, 2011 and 2010. The unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in the Company's opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair statement of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period and should be read in conjunction with the audited consolidated financial statements of the Company's and the notes thereto included elsewhere herein.

                                                      Three Months Ended
                                        ------------------------------------------
                                         Aug. 31,   Nov. 30,    Feb 28,    May 31,
                                           2010       2010       2011       2011
                                        ---------  ---------  ---------  ---------
Net sales..............................   $ 2,169     $3,577     $4,242     $3,749
Gross profit...........................   $   944     $1,354     $1,605     $1,609
Net loss...............................   $(1,516)    $ (767)    $ (946)    $ (144)
Net loss per share (basic).............   $ (0.17)    $(0.09)    $(0.11)    $(0.02)
Net loss per share (diluted)...........   $ (0.17)    $(0.09)    $(0.11)    $(0.02)


    During the three months ended August 31, 2010 the Company's Japanese subsidiary received $0.2 million in proceeds from the Spansion Japan bankruptcy claim and recorded the amount as a reduction of operating expenses.

    During the three months ended November 30, 2010 the Company received a dividend payment of $0.6 million related to a long-term investment and reported the amount as other income.

    During the three months ended May 31, 2011 the Company's Japanese subsidiary received $0.7 million in proceeds from the Spansion Japan bankruptcy claim and recorded the amount as a reduction of operating expenses.

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

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that the Company's internal control over financial reporting was effective as of May 31, 2011. This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

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

      3.      Exhibits

               See Item 15(b) below.

(b) Exhibits

    The following exhibits are filed as part of or incorporated by reference into this Report:

Exhibit
  No.                                Description
-------     -----------------------------------------------------------------

  3.1(1)    Restated Articles of Incorporation of Registrant.
  3.2(1)    Bylaws of Registrant.
  3.2(2)    Amended and Restated Bylaws of Registrant.
  4.1(3)    Form of Common Stock certificate.
  4.2(4)    2006 Equity Incentive Plan.
  4.3(4)    2006 Employee Stock Purchase Plan.
 10.1(1)    Amended 1986 Incentive Stock Plan and form of agreement
            thereunder.
 10.2(3)    1996 Stock Option Plan (as amended and restated) and forms of
            Incentive Stock Option Agreement and Nonstatutory Stock Option
            Agreement thereunder.
 10.3(3)    1997 Employee Stock Purchase Plan and form of subscription agreement thereunder.
 10.4(3)    Form of Indemnification Agreement entered into between Registrant and its directors and executive officers.
 10.5(1)    Capital Stock Purchase Agreement dated September 11, 1979 between
            Registrant and certain holders of Common Stock.
 10.6(1)    Capital Stock Investment Agreement dated April 12, 1984 between
            Registrant and certain holders of Common Stock.
 10.7(1)    Amendment dated September 17, 1985 to Capital Stock Purchase
            Agreement dated April 12, 1984 between Registrant and certain holders of Common Stock.
 10.8(1)    Amendment dated February 26, 1990 to Capital Stock Purchase
            Agreement dated April 12, 1984 between Registrant and certain holders of Common Stock.
 10.9(1)    Stock Purchase Agreement dated September 18, 1985 between
            Registrant and certain holders of Common Stock.
 10.10(1)   Common Stock Purchase Agreement dated February 26, 1990 between
            Registrant and certain holders of Common Stock.
 10.11(1)   Lease dated May 14, 1991 for facilities located at 1667 Plymouth
            Street, Mountain View, California.
 10.12(5)   Lease dated August 3, 1999 for facilities located at Building C,
            400 Kato Terrace, Fremont, California.
 10.13(6)   Preferred Shares Rights Agreement dated March 5, 2001.
 10.14(7)   Form of Change of Control Agreement.
 10.15(9)   First Amendment dated May 06, 2008 for facilities located at
            400 Kato Terrace, Fremont, California.
 10.16(10)  Purchase and Sale Agreement between the Company and Fulcrum
            Credit Partners LLC dated August 31, 2009.
 10.17(11)  Purchase and Sale Agreement between the Company and APS Capital
            Corp. dated January 25, 2010.
 10.18(12)  Separation Agreement and Release between the Company and Gregory
            M. Perkins, dated February 1, 2011.
 10.19(13)  Sale and Purchase Agreement between the Company and IPCO
            International Limited dated April 13, 2011
 16.1(8)    Letter dated December 9, 2005 regarding change in Certifying
            Accountant.
 21.1(1)    Subsidiaries of the Company.
 23.1       Consent of Burr Pilger Mayer, Inc. - Independent Registered
            Public Accounting Firm (filed herewith).
 24.1       Power of Attorney (see page 58).
 31.1       Certification Statement of Chief Executive Officer pursuant to
            Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).
 31.2       Certification Statement of Chief Financial Officer pursuant to
            Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).
                                       56

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

(2) Incorporated by reference to the same-numbered exhibit previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2009 filed April 13, 2009 (File No. 000-22893).

(3) Incorporated by reference to the same-numbered exhibit previously filed with Amendment No.1 to the Company's Registration Statement on Form S-1 filed July 17, 1997 (File No. 333-28987).

(4) Incorporated by reference to the exhibit previously filed with the Company's Registration Statement on Form S-8 filed October 27, 2006 (File No. 333-138249).

(5) Incorporated by reference to the same-numbered exhibit previously filed with the Company's Form 10-K for the year ended May 31, 1999 filed August 30, 1999 (File No. 000-22893).

(6) Incorporated by reference to the Exhibit No. 4.1 previously filed with the Company's Current Report on Form 8-K filed March 28, 2001 (File No. 000-22893).

(7) Incorporated by reference to the same-numbered exhibit previously filed with the Company's Form 10-K for the year ended May 31, 2001 filed August 29, 2001 (File No. 000-22893).

(8) Incorporated by reference to the same-numbered exhibit previously filed with the Company's Current Report on Form 8-K filed December 9, 2005 (File No. 000-22893).

(9) Incorporated by reference to the same-numbered exhibit previously filed with the Company's Current Report on Form 8-K filed May 9, 2008 (File No. 000-22893).

(10) Incorporated by reference to the Exhibit No. 10.1 previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 2009 filed October 14, 2009 (File No. 000-22893).

(11) Incorporated by reference to the Exhibit No. 10.17 previously filed with the Company's Current Report on Form
8-K filed January 29, 2010 (File No. 000-22893).

(12) Incorporated by reference to the same-numbered exhibit previously filed with the Company's Current Report on Form 8-K filed February 3, 2011 (File No. 000-22893).

(13) Incorporated by reference to the same-numbered exhibit previously filed with the Company's Current Report on Form 8-K/A filed April 20, 2011 (File No. 000-22893).

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 26, 2011
                                AEHR TEST SYSTEMS

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



        Signature                          Title                     Date
--------------------------  -----------------------------------  -----------------
                             Chief Executive Officer
                              and Chairman of the
 /s/ RHEA J. POSEDEL          Board of Directors                 August 26, 2011
--------------------------    (Principal Executive Officer)      -----------------
    Rhea J. Posedel
                             Vice President of Finance
                              and Chief Financial Officer
 /s/ GARY L. LARSON           (Principal Financial and           August 26, 2011
--------------------------    Accounting Officer)                -----------------
    Gary L. Larson


 /s/ ROBERT R. ANDERSON      Director                            August 26, 2011
--------------------------                                       -----------------
    Robert R. Anderson


 /s/ WILLIAM W. R. ELDER     Director                            August 26, 2011
--------------------------                                       -----------------
    William W. R. Elder


 /s/ MUKESH PATEL            Director                            August 26, 2011
--------------------------                                       -----------------
    Mukesh Patel


 /s/ MARIO M. ROSATI	     Director                            August 26, 2011
--------------------------                                       -----------------
    Mario M. Rosati


 /s/ HOWARD T. SLAYEN        Director                            August 26, 2011
--------------------------                                       -----------------
    Howard T. Slayen
