Form 10-Q
period 2011-08-31
AEHR TEST SYSTEMS
filed 2011-10-14
CIK 1040470

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 2011.

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

				Yes  X       No
                                     ---         ---

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer                    Accelerated filer
                        ---                                   ---
Non-accelerated filer                      Smaller reporting company  X
                      ---                                            ---
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes          No   X
                                      ---         ---

     Number of shares of common stock, $0.01 par value, outstanding at September 30, 2011 was 8,931,928.

                                  FORM 10-Q

                      FOR THE QUARTER ENDED AUGUST 31, 2011

                                   INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
               August 31, 2011 and May 31, 2011 .......................   4

          Condensed Consolidated Statements of Operations for the
               three months ended August 31, 2011 and 2010.............   5

          Condensed Consolidated Statements of Cash Flows for the
               three months ended August 31, 2011 and 2010.............   6

          Notes to Condensed Consolidated Financial Statements.........   7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations...............................  15

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risks...  19

ITEM 4.  Controls and Procedures.......................................  20

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings  ...........................................  21

ITEM 1A. Risk Factors   ...............................................  21

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds...  28

ITEM 3.  Defaults Upon Senior Securities  .............................  28

ITEM 4.  (Removed and Reserved) .......................................  28

ITEM 5.  Other Information  ...........................................  28

ITEM 6.  Exhibits   ...................................................  28

SIGNATURE PAGE  .......................................................  29

Index to Exhibits .....................................................  30

                        PART I.  FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                             AEHR TEST SYSTEMS
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                   (in thousands, except per share data)
                                 (unaudited)

                                                     August 31,    May 31,
                                                        2011        2011
                                                    -----------  -----------
                                                                     (1)
                        ASSETS
Current assets:
  Cash and cash equivalents .....................   $     3,892  $     4,020
  Accounts receivable, net of allowances for
    doubtful accounts of $39 and $23 at
    August 31, 2011 and May 31, 2011,
    respectively  ...............................         2,633        1,432
  Inventories, net...............................         5,169        4,958
  Prepaid expenses and other.....................           247          161
                                                    -----------  -----------
    Total current assets  .......................        11,941       10,571

Property and equipment, net .....................           827          954
Other assets.....................................           178          558
                                                    -----------  -----------
    Total assets  ...............................   $    12,946  $    12,083
                                                    ===========  ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable...............................   $     1,473  $       885
  Accrued expenses...............................         1,451        1,434
  Deferred revenue...............................           209          221
                                                    -----------  -----------
    Total current liabilities ...................         3,133        2,540

Income tax payable...............................           165          204
Deferred lease commitment .......................           224          238
                                                    -----------  -----------
    Total liabilities ...........................         3,522        2,982
                                                    -----------  -----------

Shareholders' equity:
  Common stock, $0.01 par value:
    Issued and outstanding: 8,932 shares at
    August 31, 2011 and May 31, 2011.............            89           89
  Additional paid-in capital.....................        47,912       47,747
  Accumulated other comprehensive income.........         2,627        2,593
  Accumulated deficit ...........................       (41,204)     (41,328)
                                                    -----------  -----------
    Total shareholders' equity  .................         9,424        9,101
                                                    -----------  -----------
    Total liabilities and shareholders' equity...   $    12,946  $    12,083
                                                    ===========  ===========

(1) The condensed consolidated balance sheet at May 31, 2011 has been derived from the audited consolidated financial statements at that date.

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            AEHR TEST SYSTEMS
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share data)
                               (unaudited)

                                                   Three Months Ended
                                                       August 31,
                                                 ----------------------
                                                    2011        2010
                                                 ----------  ----------
Net sales.....................................   $    4,130  $    2,169
Cost of sales.................................        2,328       1,225
                                                 ----------  ----------
Gross profit .................................        1,802         944
                                                 ----------  ----------
Operating expenses:
  Selling, general and administrative.........        1,601       1,518
  Research and development ...................        1,082       1,142
  Gain on bankruptcy claim ...................           --        (155)
                                                 ----------  ----------
      Total operating expenses ...............        2,683       2,505
                                                 ----------  ----------
      Loss from operations ...................         (881)     (1,561)

Interest income...............................           --           2
Gain on sale of long-term investment .........          990          --
Other (expense) income, net...................          (12)         44
                                                 ----------  ----------
      Income (loss) before income tax
          (benefit) expense...................           97      (1,515)

Income tax (benefit) expense .................          (27)          1
                                                 ----------  ----------
Net income (loss).............................   $      124  $   (1,516)
                                                 ==========  ==========

Net income (loss) per share - basic...........   $     0.01  $    (0.17)
Net income (loss) per share - diluted.........   $     0.01  $    (0.17)

Shares used in per share calculations:
  Basic  .....................................        8,932       8,667
  Diluted.....................................        9,100       8,667

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                 AEHR TEST SYSTEMS
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)
                                    (unaudited)

                                                     Three Months Ended
                                                          August 31,
                                                     -------------------
                                                       2011       2010
                                                     --------   --------
Cash flows from operating activities:
  Net income (loss).............................     $    124   $ (1,516)
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
    Stock compensation expense..................          165        274
    Provision for doubtful accounts.............           16         11
    Loss on disposal of assets..................           --          2
    Gain on sale of long-term investment........         (990)        --
    Depreciation and amortization...............          137        147
    Changes in operating assets and liabilities:
      Accounts receivable.......................       (1,101)      (653)
      Inventories...............................         (211)      (307)
      Deferred lease commitment.................          (14)        (9)
      Accounts payable..........................          376       (292)
      Income tax payable........................          (38)       (20)
      Accrued expenses and deferred revenue.....           (1)      (464)
      Prepaid expenses and other................          (83)       260
                                                     --------   --------
        Net cash used in
          operating activities..................       (1,620)    (2,567)
                                                     --------   --------
Cash flows from investing activities:
    Proceeds from sale of investments...........        1,375         --
    Purchases of property and equipment.........           (7)        --
                                                     --------   --------
        Net cash provided by
          investing activities..................        1,368         --
                                                     --------   --------
Cash flows from financing activities:
    Proceeds from issuance of common stock
      and exercise of stock options.............           --         12
                                                     --------   --------
        Net cash provided by
          financing activities..................           --         12
                                                     --------   --------

Effect of exchange rates on cash................          124        194
                                                     --------   --------
        Net decrease in cash and
          cash equivalents......................         (128)    (2,361)

Cash and cash equivalents, beginning of period..        4,020      7,766
                                                     --------   --------
Cash and cash equivalents, end of period........     $  3,892   $  5,405
                                                     ========   ========

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

    In the opinion of management, the unaudited condensed consolidated financial statements for the interim periods presented reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the condensed consolidated financial position and results of operations as of and for such periods indicated. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2011. Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

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

2.  STOCK-BASED COMPENSATION

    Stock-based compensation expense consists of expenses for stock options and employee stock purchase plan, or ESPP, shares. Stock-based compensation cost is measured at each grant date, based on the fair value of the award using the Black-Scholes option valuation model, and is recognized as expense over the employee's requisite service period. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. The Company's employee stock options have characteristics significantly different from those of publicly traded options. All of the Company's stock based compensation is accounted for as an equity instrument. See Notes 8 and 9 in the Company's Annual Report on Form 10-K for fiscal 2011 filed on August 26, 2011 for further information regarding the stock option plan and the ESPP.

    The following table summarizes compensation costs related to the Company's stock-based compensation for the three months ended August 31, 2011 and 2010, respectively (in thousands):

                                                    Three Months Ended
                                                        August 31,
                                                    ------------------
                                                      2011      2010
                                                    --------  --------
Stock-based compensation in the form of employee
  stock options and ESPP shares, included in:

Cost of sales  .................................    $     19  $     32
Selling, general and administrative  ...........          93       143
Research and development .......................          53        99
                                                    --------  --------
Total stock-based compensation .................    $    165  $    274
                                                    ========  ========

    During the three months ended August 31, 2011 and 2010, the Company recorded stock-based compensation related to stock options of $155,000 and $223,000, respectively.

    As of August 31, 2011, the total unrecognized stock-based compensation cost related to unvested stock-based awards under the Company's 1996 Stock Option Plan and 2006 Equity Incentive Plan was approximately $963,000, which is net of estimated forfeitures of $2,000. This cost will be amortized over the remaining service period of the underlying options. The weighted average period is approximately 3.2 years.

    During the three months ended August 31, 2011 and 2010, the Company recorded stock-based compensation related to the ESPP of $10,000 and $51,000, respectively.

    As of August 31, 2011, the total compensation cost related to options to purchase the Company's common stock under the ESPP but not yet recognized was approximately $8,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 0.5 years.

VALUATION ASSUMPTIONS

    Valuation and Amortization Method. The Company estimates the fair value of stock options granted using the Black-Scholes option valuation model and a single option award approach. The fair value under the single option approach is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

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

    Fair Value. The fair values of the Company's stock options granted to employees for the three months ended August 31, 2011 and 2010 were estimated using the following weighted average assumptions in the Black-Scholes option valuation model.

                                                 Three months ended
                                                     August 31,
                                                 ------------------
                                                   2011       2010
                                                 -------    -------
Option Plan Shares
Expected Term (in years)....................           5          5
Volatility..................................        0.80       0.80
Expected Dividend...........................     $  0.00    $  0.00
Risk-free Interest Rates....................        1.57%      1.78%
Estimated Forfeiture Rate...................        0.25%      0.25%
Weighted Average Grant Date Fair Value......     $  0.80    $  1.25

    There were no ESPP shares granted to employees for the three months ended August 31, 2011 and 2010.

    The following table summarizes the stock option transactions during the three months ended August 31, 2011 (in thousands, except per share data):

                                            Outstanding Options
                                --------------------------------------------
                                                        Weighted
                                              Number    Average    Aggregate
                                 Available      of      Exercise   Intrinsic
                                  Shares      Shares      Price      Value
                                ----------   --------  ---------  ----------
Balances, May 31, 2011........         687      2,083  $    3.40  $      298

  Options granted.............        (432)       432  $    1.27
  Options terminated..........         140       (140) $    3.70
  Plan shares expired.........        (136)
                                ----------   --------
Balances, August 31, 2011...           259      2,375  $    2.99  $      123
                                ==========   ========

Options fully vested and expected to
  vest at August 31, 2011                       2,328  $    2.99  $      120
                                             ========

Options exercisable at August 31, 2011          1,547  $    3.59  $      123
                                             ========

    The options outstanding and exercisable at August 31, 2011 were in the following exercise price ranges (in thousands, except per share data):

                     Options Outstanding               Options Exercisable
                     at August 31, 2011                at August 31, 2011
            --------------------------------  --------------------------------------
                        Weighted                               Weighted
                        Average     Weighted  Number  Weighted Average
 Range of     Number    Remaining   Average   Exer-   Average  Remaining   Aggregate
 Exercise   Outstanding Contractual Exercise  cisable Exercise Contractual Intrinsic
  Prices      Shares    Life(Years)  Price    Shares   Price   Life (Years)  Value
----------- ----------- ----------- --------  ------- -------- ----------- ---------
$0.85-$0.85         454     2.83    $   0.85      454 $   0.85        2.83
$1.25-$2.81       1,296     4.15    $   1.83      496 $   2.20        2.49
$2.84-$5.96         272     0.81    $   5.02      272 $   5.02        0.81
$6.00-$9.30         231     1.38    $   7.66      228 $   7.67        1.38
$9.94-$9.94         122     1.81    $   9.94       97 $   9.94        1.81
            -----------                       -------
$0.85-$9.94       2,375     3.12    $   2.99    1,547 $   3.59        2.09 $     123
            ===========                       =======

    There were no stock options exercised for the three months ended August 31, 2011. The total intrinsic value of options exercised was $1,000 during the three months ended August 31, 2010. The weighted average contractual life of the options exercisable and expected to be exercisable at August 31, 2011 was 3.12 years.

    Options to purchase 1,547,000 and 1,393,000 shares were exercisable at August 31, 2011 and 2010, respectively. These exercisable options had weighted average exercise prices of $3.59 and $4.16 as of August 31, 2011 and 2010, respectively.

3.  EARNINGS PER SHARE

    Earnings per share is computed based on the weighted average number of common and common equivalent shares (common stock options and ESPP shares) outstanding, when dilutive, during each period using the treasury stock method.

                                                Three Months Ended
                                                    August 31,
                                               ---------  ---------
                                                  2011       2010
                                               ---------  ---------
                                              (in thousands, except
                                               per share amounts)
Numerator: Net income (loss)...............    $     124  $  (1,516)
                                               ---------  ---------
Denominator for basic net income (loss)
  per share:
  Weighted-average shares outstanding .....        8,932      8,667
                                               ---------  ---------
Shares used in basic net income (loss) per
  share calculation........................        8,932      8,667

Effect of dilutive securities..............          168         --
                                               ---------  ---------
Denominator for diluted net income (loss)
    per share..............................        9,100      8,667
                                               ---------  ---------

Basic net income (loss) per share..........    $    0.01  $   (0.17)
                                               =========  =========
Diluted net income (loss) per share........    $    0.01  $   (0.17)
                                               =========  =========

    For the purpose of computing diluted earnings per share, weighted average potential common shares do not include stock options with an exercise price greater than the average fair value of the Company's common stock for the period, as the effect would be anti-dilutive. Stock options to purchase 1,792,000 shares of common stock were outstanding on August 31, 2011, but were not included in the computation of diluted net income per share, because the inclusion of such shares would be anti-dilutive. Potential common shares have not been included in the calculation of diluted net loss per share for the quarter ended August 31, 2010 as the effect would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for the quarter ended August 31, 2010 are the same. Stock options to purchase 2,254,000 shares of common stock were outstanding on August 31, 2010, but not included in the computation of diluted net income per share, because the inclusion of such shares would be anti-dilutive.

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

    The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis as of August 31, 2011 (in thousands):

                                   Balance as of
                                  August 31, 2011    Level 1     Level 2
                                  ---------------   ---------   ---------
Money market funds..............  $         2,796   $   2,796   $      --
                                  ---------------   ---------   ---------
Assets..........................  $         2,796   $   2,796   $      --
                                  ===============   =========   =========

Liabilities.....................  $            --   $      --   $      --
                                  ===============   =========   =========

    The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2011 (in thousands):

                                   Balance as of
                                   May 31, 2011      Level 1     Level 2
                                  ---------------   ---------   ---------
Money market funds..............  $         1,236   $   1,236   $      --
                                  ---------------   ---------   ---------
Assets..........................  $         1,236   $   1,236   $      --
                                  ===============   =========   =========

Liabilities.....................  $            --   $      --   $      --
                                  ===============   =========   =========

    As of August 31, 2011 and May 31, 2011, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

    The Company has at times invested in debt and equity of private companies, and may do so again in the future, as part of its business strategy. These investments are carried at cost and are included in "Other Assets" in the consolidated balance sheets. If the Company determines that an other-than-temporary decline exists in the fair value of an investment, the Company writes down the investment to its fair value and records the related write-down as an investment loss in "Other Income (Expense)" in its consolidated statements of operations. During the first quarter of fiscal 2012, the Company sold its long-term investment in ESA Electronics PTE Ltd for proceeds of approximately $1.4 million, resulting in a gain of $990,000. At May 31, 2011, the carrying value of the strategic investments was $384,000.

5.  ACCOUNTS RECEIVABLE, NET

    Accounts receivable represents customer trade receivables and is presented net of allowance for doubtful accounts of $39,000 at August 31, 2011 and $23,000 at May 31, 2011. Accounts receivable are derived from the sale of products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies. The Company's allowance for doubtful accounts is based upon historical experience and review of trade receivables by aging category to identify specific customers with known disputes or collection issues. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received.

6.  INVENTORIES

    Inventories are comprised of the following (in thousands):

                                              August 31,    May 31,
                                                2011         2011
                                             ----------   ----------
Raw materials and sub-assemblies........     $    2,016   $    1,992
Work in process.........................          3,144        2,699
Finished goods..........................              9          267
                                             ----------   ----------
                                             $    5,169   $    4,958
                                             ==========   ==========

7.  SEGMENT INFORMATION

    The Company operates in one reportable segment: the design, manufacture and marketing of advanced test and burn-in products to the semiconductor manufacturing industry.

    The following presents information about the Company's operations in different geographic areas (in thousands):

                                            United
                                            States     Asia     Europe     Total
                                          --------- --------- --------- ---------
Three months ended August 31, 2011:
  Net sales...........................    $   3,906 $      26 $     198 $   4,130
  Property and equipment, net.........          745        74         8       827

Three months ended August 31, 2010:
  Net sales...........................    $   1,609 $     499 $      61 $   2,169
  Property and equipment, net.........        1,268        79        13     1,360

    The Company's foreign operations are primarily those of its Japanese and German subsidiaries. Substantially all of the sales of the subsidiaries are made to unaffiliated Japanese or European customers. Net sales from outside the United States include those of Aehr Test Systems Japan K.K. and Aehr Test Systems GmbH.

    Sales to the Company's five largest customers accounted for approximately 90% and 93% of its net sales in the three months ended August 31, 2011 and 2010, respectively. Two customers accounted for approximately 53% and 14% of the Company's net sales in the three months ended August 31, 2011. Four customers accounted for approximately 39%, 22%, 17% and 13% of the Company's net sales in the three months ended August 31, 2010. No other customers represented more than 10% of the Company's net sales for either of the three months ended August 31, 2011 and 2010.

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

    Following is a summary of changes in the Company's liability for product warranties during the three months ended August 31, 2011 and 2010 (in thousands):

                                                 Three Months Ended
                                                     August 31,
                                                 ------------------
                                                   2011      2010
                                                 --------  --------
Balance at the beginning of the period.....      $    103  $    174

Accruals for warranties issued
  during the period........................            55        21
Adjustments related to pre-existing warranties
  (including changes in estimates).........            --       (88)
Settlement made during the period
  (in cash or in kind) ....................           (58)      (13)
                                                 --------   -------
Balance at the end of the period...........      $    100   $    94
                                                 ========   =======

    The accrued warranty balance is included in accrued expenses on the accompanying condensed consolidated balance sheets.

9.  GAIN ON BANKRUPTCY CLAIM

    Spansion, the Company's largest customer in fiscal 2010 and 2011, filed for bankruptcy in Japan in February 2009 and in the United States in March 2009. The Company filed claims in the Spansion U.S. and Spansion Japan bankruptcy actions. In the first quarter of fiscal 2011, the Company's Japanese subsidiary received approximately $155,000 in proceeds from the Spansion Japan bankruptcy claim and recorded the amount as a reduction of operating expenses.

10. OTHER COMPREHENSIVE INCOME (LOSS)

    Other comprehensive income (loss), net of tax is comprised of the following (in thousands):

                                                  Three Months Ended
                                                      August 31,
                                                 -------------------
                                                   2011       2010
                                                 --------   --------
Net income (loss)..............................  $    124   $ (1,516)
Foreign currency translation adjustments               34         (5)
                                                 --------   --------
Comprehensive income (loss)....................  $    158   $ (1,521)
                                                 ========   ========

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

12. BORROWING AND FINANCING ARRANGEMENTS

    On August 25, 2011, the Company entered into a working capital credit facility agreement allowing the Company to borrow up to $1.5 million based upon qualified U.S. based and foreign customer receivables, and export-related inventory. Each account receivable financed by Lender will bear an annual interest rate or finance charge equal to the greater of Lender's prime rate less 0.5%, or 3.50%, when the Company meets certain borrowing base requirements. If the Company does not meet the borrowing base requirements, each account receivable financed by Lender will bear an annual interest rate or finance charge equal to the greater of Lender's prime rate plus 0.75%, or

4.75%. The applicable interest is calculated based on the full amount of the account receivable and export-related inventory provided as collateral for the actual amounts borrowed. Depending on the composition of the collateral items, whether or not the Company meets certain borrowing base requirements and the relative cash position of the Company, the equivalent annual interest rate applied to the actual loan balances may vary from 3.89% to 8.94%, assuming that the bank's prime rate is 4.00% or less. The term of the agreement is one year and is collateralized by all the Company's assets except for intellectual property. At August 31, 2011 the Company had not drawn against the credit facility and was in compliance with all covenants.

13. RECENT ACCOUNTING PRONOUNCEMENTS

    In October 2009, the Financial Accounting Standards Board, or FASB, issued authoritative guidance for revenue recognition with multiple deliverables. This authoritative guidance defines the criteria for identifying individual deliverables in a multiple-element arrangement and the manner in which revenues are allocated to individual deliverables. In absence of vendor-specific objective evidence, or VSOE, or other third party evidence, or TPE, of the selling price for the deliverables in a multiple-element arrangement, guidance requires companies to use an estimated selling price, or ESP, for the individual deliverables. Companies shall apply the relative-selling price model for allocating an arrangement's total consideration to its individual elements. Under this model, the ESP is used for both the delivered and undelivered elements that do not have VSOE or TPE of the selling price. This guidance is effective for fiscal years beginning on or after June 15, 2010, and will be applied prospectively to revenue arrangements entered into or materially modified after the effective date. The Company adopted these standards in the first quarter of 2012.

    In October 2009, the FASB issued authoritative guidance for the accounting for certain revenue arrangements that include software elements. This authoritative guidance amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. This guidance is effective for fiscal years beginning on or after June 15, 2010, and will be applied prospectively to revenue arrangements entered into or materially modified after the effective date. The Company adopted these standards in the first quarter of 2012.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report and with our Annual Report on Form 10-K for the fiscal year ended May 31, 2011 and the condensed consolidated financial statements and notes thereto.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, long-term service contracts, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of the critical accounting policies, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2011. We believe there have been no material changes to our critical accounting policies and estimates during the three months ended August 31, 2011 compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2011.

RESULTS OF OPERATIONS

    The following table sets forth items in the Company's unaudited condensed consolidated statements of operation as a percentage of net sales for the periods indicated.

                                                  Three Months Ended
                                                      August 31,
                                                 --------------------
                                                   2011        2010
                                                 --------    --------
Net sales.....................................      100.0%      100.0%
Cost of sales.................................       56.4        56.5
                                                 --------    --------
Gross profit .................................       43.6        43.5
                                                 --------    --------
Operating expenses:
  Selling, general and administrative.........       38.8        70.0
  Research and development ...................       26.2        52.7
  Gain on bankruptcy claim ...................         --        (7.2)
                                                 --------    --------
      Total operating expenses ...............       65.0       115.5
                                                 --------    --------
Loss from operations .........................      (21.4)      (72.0)

Interest income...............................         --         0.1
Gain on sale of long-term investment .........       24.0          --
Other (expense) income, net...................       (0.3)        2.0
                                                 --------    --------
Income (loss) before income tax
  (benefit) expense...........................        2.3       (69.9)

Income tax (benefit) expense .................       (0.7)         --
                                                 --------    --------
Net income (loss).............................        3.0%      (69.9)%
                                                 ========    ========

THREE MONTHS ENDED AUGUST 31, 2011 COMPARED TO THREE MONTHS ENDED AUGUST 31,
2010

    NET SALES. Net sales increased to $4.1 million for the three months ended August 31, 2011 from $2.2 million for the three months ended August 31, 2010, an increase of 90.4%. The increase in net sales for the three months ended August 31, 2011 resulted primarily from an increase in net sales of the Company's wafer-level and monitored burn-in products. Net sales of the Company's wafer-level products for the three months ended August 31, 2011 were $2.3 million, and increased approximately $1.2 million from the three months ended August 31, 2010. Net sales of the monitored burn-in products for the three months ended August 31, 2011 were $1.2 million, and increased approximately $0.6 million from the three months ended August 31, 2010.

    GROSS PROFIT. Gross profit consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit increased to $1.8 million for the three months ended August 31, 2011 from gross profit of $0.9 million for the three months ended August 31, 2010, an increase of $0.9 million. Gross profit margin for the three months ended August 31, 2011 and the three months ended August 31,2010 were 43.6% and 43.5%, respectively.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative, or SG&A, expenses consist primarily of salaries and related costs of employees, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses of $1.6 million for the three months ended August 31, 2011 increased from $1.5 million for the three months ended August 31, 2010, an increase of 5.5%. This increase was primarily attributable to an increase in employment related expenses due to the elimination of certain cost cutting initiatives previously implemented.

    RESEARCH AND DEVELOPMENT. Research and development, or R&D, expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses remained unchanged at $1.1 million for the three months ended August 31, 2011 and 2010.

    GAIN ON BANKRUPTCY CLAIM. Spansion, the Company's largest customer in fiscal 2011 and 2010, filed for bankruptcy in Japan in February 2009 and in the United States in March 2009. The Company filed claims in the Spansion
U.S. and Spansion Japan bankruptcy actions. In the first quarter of fiscal 2011, the Company's Japanese subsidiary received $155,000 in proceeds from the Spansion Japan bankruptcy claim and recorded the amount as a reduction of operating expenses.

    INTEREST INCOME. Interest income decreased to nil for the three months ended August 31, 2011 compared with $2,000 for the three months ended August 31, 2010.

    GAIN ON SALE OF LONG-TERM INVESTMENT. During the first quarter of fiscal 2012, the Company sold its long-term investment in ESA Electronics PTE Ltd, resulting in a gain of $990,000.

    OTHER (EXPENSE) INCOME, NET. Other expense was $12,000 for the three months ended August 31, 2011, compared with $44,000 of other income for the three months ended August 31, 2010. The change in other (expense) income, net was primarily attributable to foreign exchange losses recognized in the first quarter of fiscal 2012 compared to foreign exchange gains recognized in the first quarter of fiscal 2011.

    INCOME TAX (BENEFIT) EXPENSE. Income tax benefit was recognized in the income tax provision in the first quarter of fiscal 2012 resulting from an adjustment of a tax liability previously reported.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was $1.6 million for the three months ended August 31, 2011 and $2.6 million for the three months ended August 31, 2010. For the three months ended August 31, 2011, net cash used in operating activities was primarily driven by an increase of $1.1 million in accounts receivable and a $990,000 gain on the sale of the Company's long-term investment, partially offset by an increase in accounts payable of $376,000. The increase in accounts receivable was due to the timing of revenue generated in the first quarter of fiscal 2012. The increase in accounts payable was due primarily to inventory purchases to support future shipments. For the three months ended August 31, 2010, net cash used in operating activities was primarily driven by net loss of $1.5 million, partially offset by an increase of $0.7 million in accounts receivable. The increase is accounts receivable is due to higher revenues in the first quarter of fiscal 2011.

    Net cash provided by investing activities was $1.4 million for the three months ended August 31, 2011 compared to nil for the three months ended August 31, 2010. The increase was due primarily to the $1.4 million in proceeds received from the sale of the Company's long-term investment.

    Financing activities provided cash of nil for the three months ended August 31, 2011 and $12,000 for the three months ended August 31, 2010. Net cash provided by financing activities for the three months ended August 31, 2010 was primarily due to proceeds from the exercise of stock options.

    As of August 31, 2011, the Company had working capital of $8.8 million. Working capital consists of cash and cash equivalents, accounts receivable, inventory and other current assets, less current liabilities.

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

    The Company anticipates that the existing cash balance together with cash flows from operations, as well as funds available through the working capital credit facility entered into in August 2011, will be adequate to meet its working capital and capital equipment requirements through fiscal 2012. Refer to Note 12, BORROWING AND FINANCING ARRANGEMENTS, for further discussion of the credit facility agreement. After fiscal 2012, depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required, or if available, that such financing can be obtained on terms satisfactory to the Company.

OFF-BALANCE SHEET ARRANGEMENTS

    The Company has not entered into any off-balance sheet financing arrangements and has not established any variable interest entities.

OVERVIEW OF CONTRACTUAL OBLIGATIONS

    On August 25, 2011, the Company entered into a working capital credit facility agreement allowing the Company to borrow up to $1.5 million based upon qualified U.S. based and foreign customer receivables, and export-related inventory. Refer to Note 12, BORROWING AND FINANCING ARRANGEMENTS, for further discussion of the agreement.

    There have been no additional material changes in the composition, magnitude or other key characteristics of the Company's contractual obligations or other commitments as disclosed in the Company's Annual Report on Form 10-K for the year ended May 31, 2011.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The Company had no holdings of derivative financial or commodity instruments at August 31, 2011 or May 31, 2011.

    The Company is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. The Company only invests its short-term excess cash in government-backed securities with maturities of 18 months or less. The Company maintained a cost basis equity investment in a privately held company, ESA Electronics PTE Ltd through May 2011. This investment was sold in the first quarter of fiscal 2012. The Company does not use any financial instruments for speculative or trading purposes. Fluctuations in interest rates would not have a material effect on the Company's financial position, results of operations or cash flows.

    A majority of the Company's revenue and capital spending is transacted in U.S. Dollars. The Company, however, enters into transactions in other currencies, primarily Japanese Yen. Substantially all sales to Japanese customers are denominated in Yen. Since the price is determined at the time a purchase order is accepted, the Company is exposed to the risks of fluctuations in the Yen-U.S. Dollar exchange rate during the lengthy period from purchase order to ultimate payment. This exchange rate risk is partially offset to the extent that the Company's Japanese subsidiary incurs expenses payable in Yen. To date, the Company has not invested in instruments designed to hedge currency risks. In addition, the Company's Japanese subsidiary typically carries debt or other obligations due to the Company that may be denominated in either Yen or U.S. Dollars. Since the Japanese subsidiary's financial statements are based in Yen and the Company's condensed consolidated financial statements are based in U.S. Dollars, the Japanese subsidiary and the Company recognize foreign exchange gain or loss in any period in which the value of the Yen rises or falls in relation to the U.S. Dollar. A 10% decrease in the value of the Yen as compared with the U.S. Dollar would not be expected to result in a significant change to the Company's net income or loss. There have been no material changes in our risk exposure since the end of the last fiscal year, nor are any material changes to our risk exposure anticipated.

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

    Turmoil in the international financial markets has resulted, and may result in the future, in dramatic currency devaluations, stock market declines, restriction of available credit and general financial weakness. In addition, flash, DRAM and other memory device prices have historically declined, and will likely do so again in the future. These developments may affect us in several ways. We believe that many international semiconductor manufacturers limited their capital spending in calendar 2009 and again in calendar 2011, and that the uncertainty of the memory market may cause some manufacturers in the future to further delay capital spending plans. Economic conditions may also affect the ability of our customers to meet their payment obligations, resulting in cancellations or deferrals of existing orders and limiting additional orders. In addition, some governments have subsidized portions of fabrication facility construction, and financial turmoil may reduce these governments' willingness to continue such subsidies. Such developments could have a material adverse affect on our business, financial condition and results of operations.

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

    In the face of the recent sustained downturn in our business and decline in our net sales, we implemented a variety of cost controls and restructured our operations with the goal of reducing our operating costs to position ourselves to more effectively meet the needs of the then weak market for test and burn-in equipment. While we took significant steps in fiscal 2009 to minimize our expense levels and to increase the likelihood that we would have sufficient cash to support operations during the downturn, during fiscal 2009, 2010 and fiscal 2011 we experienced operating losses. Due primarily to these operating losses in fiscal 2009, 2010 and 2011, we experienced cash outflows. Should our business downturn be prolonged, and if we are unable to reduce our operating expenses sufficiently, we may require additional debt or equity financing to meet working capital or capital expenditure needs. While we believe our existing cash balance together with cash flows from operations, as well as funds available through the working capital credit facility entered into in August 2011, will be adequate to meet its working capital and capital equipment requirements through fiscal 2012, we cannot determine with certainty that, if needed, we will be able to raise additional funding through either equity or debt financing under these circumstances or on what terms such financing would be available.

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

    We rely on subcontractors to manufacture many of the components or subassemblies used in our products. Our FOX, ABTS and MAX systems, WaferPak contactors and DiePak carriers contain several components, including environmental chambers, power supplies, high-density interconnects, wafer contactors, signal distribution substrates and certain ICs that are currently supplied by only one or a limited number of suppliers. Our reliance on subcontractors and single source suppliers involves a number of significant risks, including the loss of control over the manufacturing process, the potential absence of adequate capacity and reduced control over delivery schedules, manufacturing yields, quality and costs. In the event that any significant subcontractor or single source supplier becomes unable or unwilling to continue to manufacture subassemblies, components or parts in required volumes, we will have to identify and qualify acceptable replacements. The process of qualifying subcontractors and suppliers could be lengthy, and no assurance can be given that any additional sources would be available to us on a timely basis. Any delay, interruption or termination of a supplier relationship could adversely affect our ability to deliver products, which would harm our operating results.

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

    Pursuant to the requirements of NASDAQ, if a company's stock price is below $1 per share for 30 consecutive trading days (the "Bid Price Rule"), NASDAQ will notify the company that it is no longer in compliance with the NASDAQ listing qualifications. If a company is not in compliance with the Bid Price Rule, the company will have 180 calendar days to regain compliance. On September 18, 2009, the Company received notice from NASDAQ that it was no longer in compliance with the Bid Price Rule. The Company regained compliance on September 30, 2009. Currently, the Company's stock price is below $1 per share and there can be no assurance that the Company will remain compliant with the Bid Price Rule.

    On January 18, 2011 the Company received notice from NASDAQ that it was no longer in compliance with NASDAQ's Listing Rule 5450(b)(1)(A), which specifies that an issuer must maintain stockholders' equity of at least $10 million. On March 21, 2011 the Company submitted an application to NASDAQ to transfer the listing of its company stock from the NASDAQ Global Market to the NASDAQ Capital Market. On March 24, 2011 the Company received a letter from NASDAQ informing it that the NASDAQ Listing Qualifications Staff had granted the Company's request to transfer the listing of its common stock to the NASDAQ Capital Market, effective at the opening of business on March 28, 2011. The Bid Price Rule is also a listing requirement of the NASDAQ Capital Market.

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

    There are no pending claims against us regarding infringement of any patents or other intellectual property rights of others. However, in the future we may receive communications from third parties asserting intellectual property claims against us. Such claims could include assertions that our products infringe, ormay infringe, the proprietary rights of third parties, requests for indemnification against such infringement or suggestions that we may be interested in acquiring a license from such third parties. There can be no assurance that any such claim will not result in litigation, which could involve significant expense to us, and, if we are required or deem it appropriate to obtain a license relating to one or more products or technologies, there can be no assurance that we would be able to do so on commercially reasonable terms, or at all.

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

                                                 Aehr Test Systems
                                                    (Registrant)

Date:     October 14, 2011                /s/    RHEA J. POSEDEL

                                        ----------------------------------
                                                  Rhea J. Posedel
                                            Chief Executive Officer and
                                        Chairman of the Board of Directors

Date:     October 14, 2011                 /s/    GARY L. LARSON
                                         --------------------------------
                                                 Gary L. Larson
                                           Vice President of Finance and
                                              Chief Financial Officer

                                 AEHR TEST SYSTEMS
                                 INDEX TO EXHIBITS

Exhibit No.     Description
----------      -----------------------------------------------------------
  3.1(1)        Restated Articles of Incorporation of the Company.

  3.2(2)        Amended and Restated Bylaws of the Company.

  10.20(3) Loan and Security Agreement dated August 25, 2011 by and between the Company and Silicon Valley Bank.

  10.21(3)      Export-Import Bank Loan and Security Agreement dated August 25,
                2011 by between the Company and Silicon Valley Bank.

  10.22(3)      Export-Import Bank of the United States Working Capital
                Guarantee Program Borrower Agreement dated August 25, 2011 made by the Company in favor of the Export Import Bank of the United
                States and Silicon Valley Bank.

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

  32 (4)        Certification of Chief Executive Officer and Chief Financial
                Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  101.INS       XBRL Instance Document*

  101.SCH       XBRL Taxonomy Extension Schema Document*

  101.CAL       XBRL Taxonomy Extension Calculation Linkbase Document*

  101.DEF       XBRL Taxonomy Extension Definition Linkbase Document*

  101.LAB       XBRL Taxonomy Extension Label Linkbase Document*

  101.PRE       XBRL Taxonomy Extension Presentation Linkbase Document*

--------------------------------------------------------------------------------

(1) Incorporated by reference to the same-numbered exhibit previously filed with the Company's Registration Statement on Form S-1 filed June 11, 1997 (File No. 333-28987).

(2) Incorporated by reference to the same-numbered exhibit previously filed with the Company's Quarterly Report on Form 10-Q filed April 13, 2009 (File No. 000-22893).

(3) Incorporated by reference to the same-numbered exhibit previously filed with the Company's Current Report on Form 8-K filed August 30, 2011 (File No. 000-22893).

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

*In accordance with Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections