Form 10-Q
period 2011-11-30
AEHR TEST SYSTEMS
filed 2012-01-17
CIK 1040470

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________.

Commission file number: 000-22893.

AEHR TEST SYSTEMS
(Exact name of Registrant as specified in its charter)

CALIFORNIA	94-2424084
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 KATO TERRACE FREMONT, CA	94539
(Address of principal executive offices)	(Zip Code)

(510) 623-9400
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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No☑

Number of shares of common stock, $0.01 par value, outstanding at December 31, 2011 was 9,055,172.

FORM 10-Q

FOR THE QUARTER ENDED NOVEMBER 30, 2011

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	November 30,	May 31,
	2011	2011
		(1)
ASSETS
Current assets:
Cash and cash equivalents	$3,126	$4,020
Accounts receivable, net of allowances for
doubtful accounts of $32 and $23 at
November 30, 2011 and May 31, 2011,
respectively	2,101	1,432
Inventories, net	5,579	4,958
Prepaid expenses and other	218	161

Total current assets	11,024	10,571

Property and equipment, net	707	954
Other assets	177	558

Total assets	$11,908	$12,083

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,494	$885
Accrued expenses	1,553	1,434
Deferred revenue	271	221

Total current liabilities	3,318	2,540

Income tax payable	128	204
Deferred lease commitment	209	238

Total liabilities	3,655	2,982

Shareholders' equity:
Common stock, $0.01 par value:
Issued and outstanding: 9,055 shares and
8,932 shares at November 30, 2011 and
May 31, 2011, respectively	91	89
Additional paid-in capital	48,196	47,747
Accumulated other comprehensive income	2,543	2,593
Accumulated deficit	(42,577)	(41,328)

Total shareholders' equity	8,253	9,101

Total liabilities and shareholders' equity	$11,908	$12,083

(1)	The condensed consolidated balance sheet at May 31, 2011 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2011	2010	2011	2010

Net sales	$3,860	$3,577	$7,990	$5,746
Cost of sales	2,732	2,223	5,060	3,448
Gross profit	1,128	1,354	2,930	2,298

Operating expenses:
Selling, general and administrative	1,528	1,495	3,129	3,013
Research and development	1,039	1,196	2,121	2,338
Gain on bankruptcy claim	--	--	--	(155)

Total operating expenses	2,567	2,691	5,250	5,196

Loss from operations	(1,439)	(1,337)	(2,320)	(2,898)

Interest income	--	1	--	3
Gain on sale of long-term investment	--	--	990	--
Other income, net	58	579	46	623

Loss before income tax
(benefit) expense	(1,381)	(757)	(1,284)	(2,272)

Income tax (benefit) expense	(8)	10	(35)	11
Net loss	$(1,373)	$(767)	$(1,249)	$(2,283)

Net loss per share – basic	$(0.15)	$(0.09)	$(0.14)	$(0.26)
Net loss per share – diluted	$(0.15)	$(0.09)	$(0.14)	$(0.26)

Shares used in per share calculations:
Basic	8,980	8,731	8,956	8,699
Diluted	8,980	8,731	8,956	8,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	November 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,249)	$(2,283)
Adjustments to reconcile net loss to
net cash used in operating
activities:
Stock compensation expense	337	512
Provision for doubtful accounts	8	13
Loss on disposal of asset	--	2
Gain on sale of long-term investment	(990)	--
Depreciation and amortization	268	292
Changes in operating assets and liabilities:
Accounts receivable	(661)	(726)
Inventories	(622)	(600)
Prepaid expenses and other	(60)	271
Accounts payable	483	(191)
Accrued expenses and deferred revenue	151	(387)
Income tax payable	(55)	(19)
Deferred lease commitment	(29)	(20)
Net cash used in
operating activities	(2,419)	(3,136)

Cash flows from investing activities:
Proceeds from sale of investments	1,375	--
Purchase of property and equipment	(18)	(3)
Net cash provided by (used in)
investing activities	1,357	(3)

Cash flows from financing activities:
Proceeds from issuance of common stock
and exercise of stock options	114	243
Net cash provided by
financing activities	114	243

Effect of exchange rates on cash	54	190

Net decrease in cash and
cash equivalents	(894)	(2,706)

Cash and cash equivalents, beginning of period	4,020	7,766

Cash and cash equivalents, end of period	$3,126	$5,060

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

2.  STOCK-BASED COMPENSATION

Stock-based compensation expense consists of expenses for stock options and employee stock purchase plan, or ESPP, shares. Stock-based compensation cost is measured at each grant date, based on the fair value of the award using the Black-Scholes option valuation model, and is recognized as expense over the employee’s requisite service period.  This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable.  The Company’s employee stock options have characteristics significantly different from those of publicly traded options.  All of the Company’s stock based compensation is accounted for as an equity instrument.  See Notes 8 and 9 in the Company’s Annual Report on Form 10-K for fiscal 2011 filed on August 26, 2011 for further information regarding the stock option plan and the ESPP.

The following table summarizes compensation costs related to the Company’s stock-based compensation for the three and six months ended November 30, 2011 and 2010, respectively (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2011	2010	2011	2010
Stock-based compensation in the form of employee stock options and ESPP shares, included in:
Cost of sales	$27	$28	$46	$60
Selling, general and administrative	95	122	188	265
Research and development	50	88	103	187
Total stock-based compensation	$172	$238	$337	$512

During the three months ended November 30, 2011 and 2010, the Company recorded stock-based compensation related to stock options of $134,000 and $204,000, respectively.  During the six months ended November 30, 2011 and 2010, the Company recorded stock-based compensation related to stock options of $289,000 and $428,000, respectively.

As of November 30, 2011, the total unrecognized stock-based compensation cost related to unvested stock-based awards under the Company’s 1996 Stock Option Plan and 2006 Equity Incentive Plan was approximately $844,000, which is net of estimated forfeitures of $2,000.  This cost will be amortized over the remaining service period of the underlying options.  The weighted average service period is approximately 3.1 years.

During the three months ended November 30, 2011 and 2010, the Company recorded stock-based compensation related to the ESPP of $38,000 and $34,000, respectively.  During the six months ended November 30, 2011 and 2010, the Company recorded stock-based compensation related to the ESPP of $48,000 and $84,000, respectively.

As of November 30, 2011, the total compensation cost related to options to purchase the Company’s common stock under the ESPP but not yet recognized was approximately $119,000.  This cost will be amortized on a straight-line basis over a weighted average service period of approximately 1.2 years.

Valuation Assumptions

Valuation and Amortization Method.  The Company estimates the fair value of stock options granted using the Black-Scholes option valuation model and a single option award approach.  The fair value under the single option approach is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Expected Term.  The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as evidenced by changes to the terms of its stock-based awards.

Expected Volatility.  Volatility is a measure of the amounts by which a financial variable such as stock price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period.  The Company uses the historical volatility for the past five years, which matches the expected term of most of the option grants, to estimate expected volatility. Volatility for each of the ESPP’s four time periods of six months, twelve months, eighteen months, and twenty-four months is calculated separately and included in the overall stock-based compensation cost recorded.

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

Fair Value.  The fair value of the Company’s stock options granted to employees for the three and six months ended November 30, 2011 and 2010 were estimated using the following weighted average assumptions in the Black-Scholes option valuation model.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2011	2010	2011	2010
Option Plan Shares
Expected Term (in years)	5	5	5	5
Volatility	0.81	0.79	0.81	0.80
Expected Dividend	$0.00	$0.00	$0.00	$0.00
Risk-free Interest Rates	1.01%	1.34%	1.51%	1.72%
Estimated Forfeiture Rate	0.25%	0.25%	0.25%	0.25%
Weighted Average Grant Date Fair Value	$0.57	$0.84	$0.78	$1.20

The fair values of the ESPP shares granted for the three and six months ended November 30, 2011 and 2010 were estimated using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2011	2010	2011	2010
Employee Stock Purchase Plan Shares
Expected Term (in years)	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0
Volatility	0.79-0.98	0.85-0.94	0.79-0.98	0.85-0.94
Expected Dividend	$0.00	$0.00	$0.00	$0.00
Risk-free Interest Rates	0.1%-1.1%	0.2%-0.4%	0.1%-1.1%	0.2%-0.4%
Estimated Forfeiture Rate	0%	0%	0%	0%
Weighted Average Grant Date Fair Value	$0.40	$0.74	$0.40	$0.74

The following table summarizes the stock option transactions during the three and six months ended November 30, 2011 (in thousands, except per share data):

		Outstanding Options
			Weighted
		Number	Average	Aggregate
	Available	of	Exercise	Intrinsic
	Shares	Shares	Price	Value
Balances, May 31, 2011	687	2,083	$3.40	$298

Options granted	(432)	432	$1.27
Options terminated	140	(140)	$3.70
Plan shares expired	(136)

Balances, August 31, 2011	259	2,375	$2.99	$123

Additional shares reserved	1,176	--
Options granted	(50)	50	$0.89
Options terminated	69	(69)	$3.94

Balances, November 30, 2011	1,454	2,356	$2.92	$--

Options fully vested and expected to vest at November 30, 2011		2,309	$2.92	$--

Options exercisable at November 30, 2011		1,580	$3.50	$--

The options outstanding and exercisable at November 30, 2011 were in the following exercise price ranges (in thousands, except per share data):

	Options Outstanding			Options Excercisable
	at November 30, 2011			at November 30, 2011
Range of Exercise Prices	Number Outstanding Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$0.85-$0.89	500	3.01	$0.85	454	$0.85	2.62
$1.25-$2.81	1,279	3.89	$1.84	566	$2.13	2.52
$3.00-$5.96	251	0.62	$5.18	251	$5.18	0.62
$6.00-$9.30	206	1.27	$7.82	206	$7.82	1.27
$9.94-$9.94	120	1.56	$9.94	103	$9.94	1.56

$0.85-$9.94	2,356	3.01	$2.92	1,580	$3.50	2.02	$--

The total intrinsic value of options exercised during the three and six months ended November 30, 2011 was $0.  The total intrinsic value of options exercised during the three and six months ended November 30, 2010 was $1,000 and $2,000, respectively.  The weighted average remaining contractual life of the options exercisable and expected to be exercisable at November 30, 2011 was 3.0 years.

Options to purchase 1,580,000 and 1,409,000 shares were exercisable at November 30, 2011 and 2010, respectively.  These exercisable options had weighted average exercise prices of $3.50 and $3.89 as of November 30, 2011 and 2010, respectively.

3.  EARNINGS PER SHARE

Earnings per share is computed based on the weighted average number of common and common equivalent shares (common stock options and ESPP shares) outstanding, when dilutive, during each period using the treasury stock method.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)

Numerator: Net loss	$(1,373)	$(767)	$(1,249)	$(2,283)

Denominator for basic net loss per share:
Weighted-average shares outstanding	8,980	8,731	8,956	8,699

Shares used in basic net loss per share calculation	8,980	8,731	8,956	8,699
Effect of dilutive securities	-	-	-	-

Denominator for diluted net loss per share	8,980	8,731	8,956	8,699

Basic net loss per share	$(0.15)	$(0.09)	$(0.14)	$(0.26)

Diluted net loss per share	$(0.15)	$(0.09)	$(0.14)	$(0.26)

For the purpose of computing diluted earnings per share, weighted average potential common shares do not include stock options with an exercise price greater than the average fair value of the Company’s common stock for the period, as the effect would be anti-dilutive.  Potential common shares have not been included in the calculation of diluted net loss per share as the effect would be anti-dilutive.  As such, the numerator and the denominator used in computing both basic and diluted net loss per share are the same.  Stock options to purchase 2,356,000 shares of common stock were outstanding on November 30, 2011, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive.  Stock options to purchase 2,190,000 shares of common stock were outstanding on November 30, 2010, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive.

4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments are measured at fair value consistent with authoritative guidance. This authoritative guidance defines fair value, establishes a framework for using fair value to measure assets and liabilities, and disclosures required related to fair value measurements.

The guidance establishes a fair value hierarchy based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable.  Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions.  The fair value hierarchy consists of the following three levels:

Level 1 - instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.

Level 2 - instrument valuations are obtained from readily-available pricing sources for comparable instruments.

Level 3 - instrument valuations are obtained without observable market values and require a high level of judgment to determine the fair value.

    The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of November 30, 2011 (in thousands):

	Balance as of
	November 30, 2011	Level 1	Level 2
Money market funds	$1,037	$1,037	$--

Assets	$1,037	$1,037	$--

Liabilities	$--	$--	$--

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2011 (in thousands):

	Balance as of
	May 31, 2011	Level 1	Level 2
Money market funds	$1,236	$1,236	$--

Assets	$1,236	$1,236	$--

Liabilities	$--	$--	$--

As of November 30, 2011 and May 31, 2011, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

The Company has at times invested in debt and equity of private companies, and may do so again in the future, as part of its business strategy.  These investments are carried at cost and are included in “Other Assets” in the consolidated balance sheets.  If the Company determines that an other-than-temporary decline exists in the fair value of an investment, the Company writes down the investment to its fair value and records the related write-down as an investment loss in “Other Income (Expense)” in its consolidated statements of operations.  During the first quarter of fiscal 2012, the Company sold its long-term investment in ESA Electronics PTE Ltd for proceeds of approximately $1.4 million, resulting in a gain of $990,000.  At May 31, 2011, the carrying value of the strategic investments was $384,000.

5.  ACCOUNTS RECEIVABLE, NET

Accounts receivable represents customer trade receivables and is presented net of allowance for doubtful accounts of $32,000 at November 30, 2011 and $23,000 at May 31, 2011.  Accounts receivable are derived from the sale of products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies.  The Company’s allowance for doubtful accounts is based upon historical experience and review of trade receivables by aging category to identify specific customers with known disputes or collection issues.  Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received.

6.  INVENTORIES

Inventories are comprised of the following (in thousands):

	November 30,	May 31,
	2011	2011
Raw materials and sub-assemblies	$2,450	$1,992
Work in process	2,577	2,699
Finished goods	552	267
	$5,579	$4,958

7.  SEGMENT INFORMATION

The Company operates in one reportable segment: the design, manufacture and marketing of advanced test and burn-in products to the semiconductor manufacturing industry.

The following presents information about the Company’s operations in different geographic areas (in thousands):

	United
	States	Asia	Europe	Total
Three months ended November 30, 2011:
Net sales	$2,997	$573	$290	$3,860
Property and equipment, net	630	71	6	707

Six months ended November 30, 2011:
Net sales	$6,903	$599	$488	$7,990
Property and equipment, net	630	71	6	707

Three months ended November 30, 2010:
Net sales	$3,137	$184	$256	$3,577
Property and equipment, net	1,130	78	13	1,221

Six months ended November 30, 2010:
Net sales	$4,746	$683	$317	$5,746
Property and equipment, net	1,130	78	13	1,221

The Company’s foreign operations are primarily those of its Japanese and German subsidiaries.  Substantially all of the sales of the subsidiaries are made to unaffiliated Japanese or European customers.  Net sales from outside the United States include those of Aehr Test Systems Japan K.K. and Aehr Test Systems GmbH.

Sales to the Company’s five largest customers accounted for approximately 90% and 84% of its net sales in the three and six months ended November 30, 2011, respectively.  Three customers accounted for approximately 38%, 21% and 17% of the Company’s net sales in the three months ended November 30, 2011. Three customers accounted for approximately 46%, 13% and 10% of the Company’s net sales in the six months ended November 30, 2011.  Sales to the Company’s five largest customers accounted for approximately 94% and 88% of its net sales in the three and six months ended November 30, 2010, respectively.  Two customers accounted for approximately 69% and 11% of the Company’s net sales in the three months ended November 30, 2010. Two customers accounted for approximately 58% and 13% of the Company’s net sales in the six months ended November 30, 2010.  No other customers represented more than 10% of the Company’s net sales for either fiscal 2012 or fiscal 2011.

8.  PRODUCT WARRANTIES

The Company provides for the estimated cost of product warranties at the time the products are shipped.  While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure.  Should actual product failure rates, material usage or service delivery costs differ from the Company’s estimates, revisions to the estimated warranty liability would be required.

The standard warranty period is ninety days for parts and service and one year for systems.

Following is a summary of changes in the Company's liability for product warranties during the three and six months ended November 30, 2011 and 2010 in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2011	2010	2011	2010

Balance at the beginning of the period	$100	$94	$103	$174

Accruals for warranties issued	86	39	141	60
during the period
Adjustments related to pre-existing
warranties (including changes in estimates).	--	--	--	(88)
Settlement made during the period
(in cash or in kind)	(57)	(36)	(115)	(49)

Balance at the end of the period	$129	$97	$129	$97

The accrued warranty balance is included in accrued expenses on the accompanying condensed consolidated balance sheets.

9.  GAIN ON BANKRUPTCY CLAIM

Spansion, the Company’s largest customer in fiscal 2010 and 2011, filed for bankruptcy in Japan in February 2009 and in the United States in March 2009.  The Company filed claims in the Spansion U.S. and Spansion Japan bankruptcy actions.  In the first quarter of fiscal 2011, the Company's Japanese subsidiary received approximately $155,000 in proceeds from the Spansion Japan bankruptcy claim and recorded the amount as a reduction of operating expenses.

10.  OTHER COMPREHENSIVE LOSS

Other comprehensive loss, net of tax is comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2011	2010	2011	2010

Net loss	$(1,373)	$(767)	$(1,249)	$(2,283)
Foreign currency translation adjustments	(84)	(5)	(50)	(10)

Comprehensive loss	$(1,457)	$(772)	$(1,299)	$(2,293)

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

The Company accounts for uncertain tax positions consistent with authoritative guidance.  The guidance prescribes a “more likely than not” recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company does not expect any material change in its unrecognized tax benefits over the next twelve months.  The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income taxes.

Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, California, Germany and Japan.  Tax years 1996 - 2010 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

12. BORROWING AND FINANCING ARRANGEMENTS

On August 25, 2011, the Company entered into a working capital credit facility agreement allowing the Company to borrow up to $1.5 million based upon qualified accounts receivable, and export-related inventory. Each account receivable financed by the lender will bear an annual interest rate or finance charge equal to the greater of the lender's prime rate less 0.5%, or 3.50%, when the Company meets certain borrowing base requirements. If the Company does not meet the borrowing base requirements, each account receivable financed by the lender will bear an annual interest rate or finance charge equal to the greater of the lender's prime rate plus 0.75%, or 4.75%.  The applicable interest is calculated based on the full amount of the account receivable and export-related inventory provided as collateral for the actual amounts borrowed.  Depending on the composition of the collateral items, whether or not the Company meets certain borrowing base requirements and the relative cash position of the Company, the equivalent annual interest rate applied to the actual loan balances may vary from 3.89% to 8.94%, assuming that the bank’s prime rate is 4.00% or less.  The term of the agreement is one year and is collateralized by all the Company’s assets except for intellectual property.  At November 30, 2011 the Company had not drawn against the credit facility and was in compliance with all covenants.

13.  RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board, or FASB, issued authoritative guidance for revenue recognition with multiple deliverables.  This authoritative guidance defines the criteria for identifying individual deliverables in a multiple-element arrangement and the manner in which revenues are allocated to individual deliverables. In absence of vendor-specific objective evidence, or VSOE, or other third party evidence, or TPE, of the selling price for the deliverables in a multiple-element arrangement, guidance requires companies to use an estimated selling price, or ESP, for the individual deliverables.  Companies shall apply the relative-selling price model for allocating an arrangement’s total consideration to its individual elements.  Under this model, the ESP is used for both the delivered and undelivered elements that do not have VSOE or TPE of the selling price.  This guidance is effective for fiscal years beginning on or after June 15, 2010, and will be applied prospectively to revenue arrangements entered into or materially modified after the effective date.  The Company adopted these standards in the first quarter of 2012.

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

These standards did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2011 updated authoritative guidance to amend existing requirements for fair value measurements and disclosures was issued.  The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value but whose fair value must be disclosed.  It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities as well as instruments classified in shareholders’ equity.  The guidance will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and are to be applied prospectively.  The Company will adopt this guidance in the first quarter of fiscal 2013.  The implementation of this authoritative guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, authoritative guidance was issued on the presentation of comprehensive income to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The implementation of this authoritative guidance will change the presentation of comprehensive income only.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report and with our Annual Report on Form 10-K for the fiscal year ended May 31, 2011 and the condensed consolidated financial statements and notes thereto.

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements in this report, including those made by the management of Aehr Test Systems, other than statements of historical fact, are forward-looking statements.  These statements typically may be identified by the use of forward-looking words or phrases such as "believe," "expect," "intend," "anticipate," "should," "planned," "estimated," and "potential," among others and include, but are not limited to, statements concerning our expectations regarding our operations, business, strategies, prospects, revenues, expenses, costs and resources.  These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated results or other expectations reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and other factors beyond our control, and in particular, the risks discussed in “Part II, Item 1A. Risk Factors” and those discussed in other documents we file with the SEC. All forward-looking statements included in this document are based on our current expectations, and we undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

The Company was founded in 1977 to develop and manufacture burn-in and test equipment for the semiconductor industry.  Since its inception, the Company has sold more than 2,500 systems to semiconductor manufacturers, semiconductor contract assemblers and burn-in and test service companies worldwide.  The Company’s principal products currently are the Advanced Burn-in and Test System, or ABTS, the FOX full wafer contact parallel test and burn-in system, the MAX burn-in system, waferPak contactors, the DiePak carrier and test fixtures.

The Company’s net sales consist primarily of sales of systems, test fixtures, die carriers, upgrades and spare parts and revenues from service contracts and cancellation charges.  The Company's selling arrangements may include contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, long-term service contracts, and contingencies and litigation.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  For a discussion of the critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011.  We believe there have been no material changes to our critical accounting policies and estimates during the six months ended November 30, 2011 compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2011.

RESULTS OF OPERATIONS

The following table sets forth items in the Company’s unaudited condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2011	2010	2011	2010

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.8	62.1	63.3	60.0
Gross profit	29.2	37.9	36.7	40.0

Operating expenses:
Selling, general and administrative	39.6	41.8	39.2	52.4
Research and development	26.9	33.4	26.5	40.7
Gain on bankruptcy claim	--	--	--	(2.7)

Total operating expenses	66.5	75.2	65.7	90.4

Loss from operations	(37.3)	(37.3)	(29.0)	(50.4)

Interest income	--	--	--	0.1
Gain on sale of long-term investment	--	--	12.4	--
Other income, net	1.5	16.2	0.6	10.8

Loss before income tax
expense (benefit)	(35.8)	(21.1)	(16.0)	(39.5)

Income tax expense (benefit)	(0.2)	0.3	(0.4)	0.2
Net loss	(35.6)%	(21.4)%	(15.6)%	(39.7)%

THREE MONTHS ENDED NOVEMBER 30, 2011 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2010

NET SALES.  Net sales increased to $3.9 million for the three months ended November 30, 2011 from $3.6 million for the three months ended November 30, 2010, an increase of 7.9%.  The increase in net sales for the three months ended November 30, 2011 was primarily due to an increase in net sales of the Company’s monitored burn-in products, offset by a decrease of the Company’s wafer level products.   Net sales of the monitored burn-in products for the three months ended November 30, 2011 were $2.1 million, and increased approximately $1.2 million from the three months ended November 30, 2010.  Net sales of the Company’s wafer-level products for the three months ended November 30, 2011 were $1.8 million, and decreased approximately $0.9 million from the three months ended November 30, 2010.

GROSS PROFIT.  Gross profit consists of net sales less cost of sales.  Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations.  Gross profit decreased to $1.1 million for the three months ended November 30, 2011 from $1.4 million for the three months ended November 30, 2010, a decrease of $0.3 million.  Gross profit margin decreased to 29.2% for the three months ended November 30, 2011 from 37.9% for the three months ended November 30, 2010.  The decrease in gross profit margin was primarily due to higher initial material costs related to certain early production systems.

SELLING, GENERAL AND ADMINISTRATIVE.  Selling, general and administrative, or SG&A, expenses consist primarily of salaries and related costs of employees, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses remained unchanged at $1.5 million for the three months ended November 30, 2011 and 2010.

RESEARCH AND DEVELOPMENT.  Research and development, or R&D, expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses decreased to $1.0 million for the three months ended November 30, 2011 from $1.2 million for the three months ended November 30, 2010, a decrease of $0.2 million.  This decrease was primarily attributable to the decreases in employment related expenses and outside services.  Employment related expenses decreased by $0.1 million resulting from lower stock based compensation, and outside services decreased by $0.1 million due to a decrease in patent related expenses.

INTEREST INCOME.  Interest income decreased to nil for the three months ended November 30, 2011 from $1,000 for the three months ended November 30, 2010.

OTHER INCOME, NET.  Other income was $58,000 for the three months ended November 30, 2011, compared with $579,000 for the three months ended November 30, 2010.  The other income for the three month ended November 30, 2010 was primarily attributable to the receipt of a $575,000 dividend payment related to a long-term investment. This long-term investment was sold in the first quarter of fiscal 2012.

INCOME TAX (BENEFIT) EXPENSE.  Income tax benefit was $8,000 for the three months ended November 30, 2011, compared with an income tax expense of $10,000 for the three months ended November 30, 2010.  Income tax benefit in the second quarter of fiscal 2012 resulted from an adjustment of a tax liability previously reported.

SIX MONTHS ENDED NOVEMBER 30, 2011 COMPARED TO SIX MONTHS ENDED NOVEMBER 30, 2010

NET SALES.  Net sales increased to $8.0 million for the six months ended November 30, 2011 from $5.7 million for the six months ended November 30, 2010, an increase of 39.1%.  The increase in net sales for the six months ended November 30, 2011 resulted primarily from an increase in net sales of the Company’s wafer-level and monitored burn-in products.  Net sales of the Company’s wafer-level products for the six months ended November 30, 2011 were $4.2 million, and increased approximately $0.5 million from the six months ended November 30, 2010.  Net sales of the monitored burn-in products for the six months ended November 30, 2011 were $3.7 million, and increased approximately $1.8 million from the six months ended November 30, 2010.

GROSS PROFIT.  Gross profit increased to $2.9 million for the six months ended November 30, 2011 from $2.3 million for the six months ended November 30, 2010, an increase of $0.6 million.  Gross profit margin decreased to 36.7% for the six months ended November 30, 2011 from 40.0% for the six months ended November 30, 2010.  The decrease in gross profit margin was primarily due to higher initial material costs related to certain early production systems.

SELLING, GENERAL AND ADMINISTRATIVE.  SG&A expenses increased to $3.1 million for the six months ended November 30, 2011 from $3.0 million for the six months ended November 30, 2010, an increase of $0.1 million.  The increase in SG&A expenses was primarily due to an increase in employment related expenses due to the elimination of certain cost cutting initiatives previously implemented.

RESEARCH AND DEVELOPMENT.  R&D expenses decreased to $2.1 million for the six months ended November 30, 2011 from $2.3 million for the six months ended November 30, 2010, a decrease of $0.2 million.  This decrease was primarily attributable to the decrease in employment related expenses and outside services.  R&D employment related expenses decreased by $0.1 million resulting from lower stock option expenses, and outside services decreased by $0.1 million due to a decrease in patent related expenses.

GAIN ON BANKRUPTCY CLAIM.  Spansion, the Company’s largest customer in fiscal 2011 and 2010, filed for bankruptcy in Japan in February 2009 and in the United States in March 2009.  The Company filed claims in the Spansion U.S. and Spansion Japan bankruptcy actions.  In the first quarter of fiscal 2011, the Company's Japanese subsidiary received $155,000 in proceeds from the Spansion Japan bankruptcy claim and recorded the amount as a reduction of operating expenses.

INTEREST INCOME.  Interest income decreased to nil for the six months ended November 30, 2011 compared with $3,000 for the six months ended November 30, 2010.

GAIN ON SALE OF LONG-TERM INVESTMENT.  During the first quarter of fiscal 2012, the Company sold its long-term investment in ESA Electronics PTE Ltd, resulting in a gain of $990,000.

OTHER INCOME, NET.  Other income decreased to $46,000 for the six months ended November 30, 2011 from $623,000 for the six months ended November 30, 2010.  The other income for the six month ended November 30, 2010 was primarily attributable to the receipt of a $575,000 dividend payment related to a long-term investment. This long-term investment was sold in the first quarter of fiscal 2012.

INCOME TAX (BENEFIT) EXPENSE.  Income tax benefit was $35,000 for the six months ended November 30, 2011, compared with income tax expense of $11,000 for the six months ended November 30, 2010.  Income tax benefit in the six months ended November 30, 2011 resulted from an adjustment of a tax liability previously reported.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $2.4 million for the six months ended November 30, 2011 and net cash used in operating activities was $3.1 million for the six months ended November 30, 2010.  For the six months ended November 30, 2011, net cash used in operating activities was primarily driven by a net loss of $1.2 million, a $990,000 gain on the sale of the Company’s long-term investment, increases in accounts receivable of $0.7 million and inventories of $0.6 million, partially offset by an increase in accounts payable of $0.5 million.  The increase in accounts receivable was primarily due to an increase in revenues for the six months ended November 30, 2011 compared to the same period in the prior fiscal year.  The increase in inventories was to support future shipments for customer orders.  The increase in accounts payable was due primarily to inventory purchases to support future shipments.  For the six months ended November 30, 2010, net cash used in operating activities was primarily driven by a net loss of $2.3 million, offset by stock compensation expense of $0.5 million, and increases in accounts receivable and inventories of $0.7 million and $0.6 million, respectively.  The increase in accounts receivable was primarily due to an increase in revenues for the six months ended November 30, 2010 compared to the same period in the prior fiscal year.  The increase in inventories was to support future shipments for customer orders.

Net cash provided by investing activities was $1.4 million for the six months ended November 30, 2011 compared to $3,000 net cash used for the six months ended November 30, 2010.  The increase was due primarily to the $1.4 million in proceeds received from the sale of the Company’s long-term investment.

Financing activities provided cash of $114,000 for the six months ended November 30, 2011 and $243,000 for the six months ended November 30, 2010.  Net cash provided by financing activities during the six months ended November 30, 2011 and 2010 was primarily due to proceeds from issuance of common stock for the ESPP, the Employee Stock Ownership Plan and from the exercise of stock options.

The effect of exchange rates on cash provided $54,000 for the six months ended November 30, 2011, compared to $190,000 for the six months ended November 30, 2010.  The decrease in cash provided is due to the change in the value of the dollar compared to foreign currencies.

As of November 30, 2011, the Company had working capital of $7.7 million.  Working capital consists of cash and cash equivalents, accounts receivable, inventory and other current assets, less current liabilities.

The Company leases its manufacturing and office space under operating leases.  The Company entered into a non-cancelable operating lease agreement for its United States manufacturing and office facilities, which commenced in April 2008 and expires in June 2015.  Under the lease agreement, the Company is responsible for payments of utilities, taxes and insurance.

From time to time, the Company evaluates potential acquisitions of businesses, products or technologies that complement the Company’s business.  If consummated, any such transactions may use a portion of the Company’s working capital or require the issuance of equity.  The Company has no present understandings, commitments or agreements with respect to any material acquisitions.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company had no holdings of derivative financial or commodity instruments at November 30, 2011 or May 31, 2011.

The Company is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates.  The Company only invests its short-term excess cash in government-backed securities with maturities of 18 months or less.  The Company maintained a cost basis equity investment in a privately held company, ESA Electronics PTE Ltd through May 2011.  This investment was sold in the first quarter of fiscal 2012.  The Company does not use any financial instruments for speculative or trading purposes.  Fluctuations in interest rates would not have a material effect on the Company’s financial position, results of operations or cash flows.

A majority of the Company’s revenue and capital spending is transacted in U.S. Dollars.  The Company, however, enters into transactions in other currencies, primarily Japanese Yen.  Substantially all sales to Japanese customers are denominated in Yen.  Since the price is determined at the time a purchase order is accepted, the Company is exposed to the risks of fluctuations in the Yen-U.S. Dollar exchange rate during the lengthy period from purchase order to ultimate payment.  This exchange rate risk is partially offset to the extent that the Company’s Japanese subsidiary incurs expenses payable in Yen.  To date, the Company has not invested in instruments designed to hedge currency risks.  In addition, the Company’s Japanese subsidiary typically carries debt or other obligations due to the Company that may be denominated in either Yen or U.S. Dollars.  Since the Japanese subsidiary’s financial statements are based in Yen and the Company’s condensed consolidated financial statements are based in U.S. Dollars, the Japanese subsidiary and the Company recognize foreign exchange gain or loss in any period in which the value of the Yen rises or falls in relation to the U.S. Dollar.  A 10% decrease in the value of the Yen as compared with the U.S. Dollar would not be expected to result in a significant change to the Company’s net income or loss. There have been no material changes in our risk exposure since the end of the last fiscal year, nor are any material changes to our risk exposure anticipated.

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

Turmoil in the international financial markets has resulted, and may result in the future, in dramatic currency devaluations, stock market declines, restriction of available credit and general financial weakness.  In addition, flash, DRAM and other memory device prices have historically declined, and will likely do so again in the future.  These developments may affect us in several ways.  We believe that many international semiconductor manufacturers limited their capital spending in calendar 2009 and again in calendar 2011, and that the uncertainty of the semiconductor market may cause some manufacturers in the future to further delay capital spending plans.  Economic conditions may also affect the ability of our customers to meet their payment obligations, resulting in cancellations or deferrals of existing orders and limiting additional orders.  In addition, some governments have subsidized portions of fabrication facility construction, and financial turmoil may reduce these governments’ willingness to continue such subsidies.  Such developments could have a material adverse affect on our business, financial condition and results of operations.

The recent economic conditions and uncertainty about future economic conditions make it challenging for us to forecast our operating results, make business decisions, and identify the risks that may affect our business, financial condition and results of operations.  If such conditions recur, and we are not able to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, our business, financial condition or results of operations may be materially and adversely affected.

If we are not able to reduce our operating expenses sufficiently during periods of weak revenue, or if we utilize significant amounts of cash to support operating losses, we may erode our cash resources and may not have sufficient cash to operate our business.

In the face of the recent sustained downturn in our business and decline in our net sales, we implemented a variety of cost controls and restructured our operations with the goal of reducing our operating costs to position ourselves to more effectively meet the needs of the then weak market for test and burn-in equipment.  While we took significant steps in fiscal 2009 to minimize our expense levels and to increase the likelihood that we would have sufficient cash to support operations during the downturn, during fiscal 2009, 2010, 2011 and fiscal 2012 we experienced operating losses.  Due primarily to these operating losses in fiscal 2009, 2010 and 2011, we experienced cash outflows.  Should our business downturn be prolonged, and if we are unable to reduce our operating expenses sufficiently, we may require additional debt or equity financing to meet working capital or capital expenditure needs.  While we believe our existing cash balance together with cash flows from operations, as well as funds available through the working capital credit facility entered into in August 2011, will be adequate to meet its working capital and capital equipment requirements through fiscal 2012, we cannot determine with certainty that, if needed, we will be able to raise additional funding through either equity or debt financing under these circumstances or on what terms such financing would be available.

We generate a large portion of our sales from a small number of customers.  If we were to lose one or more of our large customers, operating results could suffer dramatically.

The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and contract assemblers accounting for a substantial portion of the purchases of semiconductor equipment.  Sales to the Company’s five largest customers accounted for approximately 85% of its net sales in fiscal 2011 and 2010.  During fiscal 2011, Spansion and Texas Instruments Incorporated accounted for approximately 61% and 11%, respectively, of the Company’s net sales.  During fiscal 2010, Spansion, Micronas Semiconductor Holding AG and Texas Instruments Incorporated accounted for approximately 55%, 12% and 11%, respectively, of the Company’s net sales.  No other customers represented more than 10% of the Company's net sales for either fiscal 2011 or fiscal 2010.

We expect that sales of our products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future.  In addition, sales to particular customers may fluctuate significantly from quarter to quarter.  The loss of, or reduction or delay in an order, or orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect our business, financial condition and operating results.  For example, during fiscal 2009 Spansion Inc., our largest customer at the time, declared bankruptcy in Japan and in the U.S. and subsequently placed lower levels of orders with the Company, which caused our net sales to drop dramatically and impacted the Company’s ability to collect on accounts receivable.

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

The Company’s business operations could be negatively impacted by earthquakes or other natural disasters.

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

Because of the complexity of our products, significant delays can occur between a product’s introduction and the commencement of the volume production of such product.  We have experienced, from time to time, significant delays in the introduction of, and technical and manufacturing difficulties with, certain of our products and may experience delays and technical and manufacturing difficulties in future introductions or volume production of our new products.  Our inability to complete new product development, or to manufacture and ship products in time to meet customer requirements would materially adversely affect our business, financial condition and results of operations.

We may experience increased costs associated with new product introductions.

As is common with new complex products incorporating leading-edge technologies, we have encountered reliability, design and manufacturing issues as we began volume production and initial installations of certain products at customer sites.  Certain of these issues in the past have been related to components and subsystems supplied to us by third parties who have in some cases limited the ability of us to address such issues promptly.  This process in the past required and in the future is likely to require us to incur un-reimbursed engineering expenses and to experience larger than anticipated warranty claims which could result in product returns.  In the early stages of product development there can be no assurance that we will discover any reliability, design and manufacturing issues or, that if such issues arise, that they can be resolved to the customers’ satisfaction or that the resolution of such problems will not cause us to incur significant development costs or warranty expenses or to lose significant sales opportunities.

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

Our stock price may fluctuate.

The price of our common stock has fluctuated in the past and may fluctuate significantly in the future.  We believe that factors such as announcements of developments related to our business, fluctuations in our operating results, failure to meet securities analysts’ expectations, general conditions in the semiconductor and semiconductor equipment industries and the worldwide economy, announcement of technological innovations, new systems or product enhancements by us or our competitors, fluctuations in the level of cooperative development funding, acquisitions, changes in governmental regulations, developments in patents or other intellectual property rights and changes in our relationships with customers and suppliers could cause the price of our common stock to fluctuate substantially.  In addition, in recent years the stock market in general, and the market for small capitalization and high technology stocks in particular, have experienced extreme price fluctuations which have often been unrelated to the operating performance of the affected companies.  Such fluctuations could adversely affect the market price of our common stock.

The Company may not meet the listing requirements of the NASDAQ markets which could cause our stock to be delisted.

Pursuant to the requirements of NASDAQ, if a company’s stock price is below $1 per share for 30 consecutive trading days (the “Bid Price Rule”), NASDAQ will notify the company that it is no longer in compliance with the NASDAQ listing qualifications.  If a company is not in compliance with the Bid Price Rule, the company will have 180 calendar days to regain compliance.  On September 15,

2009, the Company received notice from NASDAQ that it was no longer in compliance with the Bid Price Rule.  The Company regained compliance on September 30, 2009.  On November 2, 2011, the Company received notice from NASDAQ that it was no longer in compliance with the Bid Price Rule.  The Company will be provided 180 calendar days, or until April 30, 2012, to regain compliance with the Bid Price Rule. There can be no assurance that the Company will remain compliant with the Bid Price Rule.

On January 18, 2011 the Company received notice from NASDAQ that it was no longer in compliance with NASDAQ’s Listing Rule 5450(b)(1)(A), which specifies that an issuer must maintain stockholders’ equity of at least $10 million.  On March 21, 2011 the Company submitted an application to NASDAQ to transfer the listing of its company stock from the NASDAQ Global Market to the NASDAQ Capital Market.  On March 24, 2011 the Company received a letter from NASDAQ informing it that the NASDAQ Listing Qualifications Staff had granted the Company’s request to transfer the listing of its common stock to the NASDAQ Capital Market, effective at the opening of business on March 28, 2011.  The Bid Price Rule is also a listing requirement of the NASDAQ Capital Market.

There can be no assurance that the Company will regain compliance with the Bid Price Rule, maintain compliance with the other listing requirements of the NASDAQ Capital Market, or that it will not be delisted.

We depend on our key personnel and our success depends on our ability to attract and retain talented employees.

Our success depends to a significant extent upon the continued service of Rhea Posedel, our Executive Chairman, Gayn Erickson, our Chief Executive Officer, as well as other executive officers and key employees.  We do not maintain key person life insurance for our benefit on any of our personnel, and none of our employees are subject to a non-competition agreement with the Company.  The loss of the services of any of our executive officers or a group of key employees could have a material adverse effect on our business, financial condition and operating results.  Our future success will depend in significant part upon our ability to attract and retain highly skilled technical, management, sales and marketing personnel.  There is a limited number of personnel with the requisite skills to serve in these positions, and it has become increasingly difficult for us to hire such personnel.  Competition for such personnel in the semiconductor equipment industry is intense, and there can be no assurance that we will be successful in attracting or retaining such personnel.  Changes in management could disrupt our operations and adversely affect our operating results.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we must include in our Annual Report on Form 10-K a report of management on the effectiveness of our internal control over financial reporting.  If we fail to maintain effective internal control over financial reporting, or management does not timely assess the adequacy of such internal control, we could be subject to regulatory sanctions and the investing public’s perception of the Company may decline.

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

Aehr Test Systems
(Registrant)

Date: January 13, 2012	/s/ GAYN ERICKSON
Gayn Erickson
President and Chief Executive Officer

Date: January 13, 2012	/s/ GARY L. LARSON
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
________________________

(1) Incorporated by reference to the same-numbered exhibit previously filed with the Company's Registration Statement on Form S-1 filed June 11, 1997 (File No. 333-28987).

(2) Incorporated by reference to the same-numbered exhibit previously filed with the Company's Quarterly Report on Form 10-Q filed April 13, 2009 (File No. 000-22893).

(3) This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

*In accordance with Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.