Form 10-Q
period 2012-02-29
AEHR TEST SYSTEMS
filed 2012-04-13
CIK 1040470

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012.

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

Yes  ☐  No  ☑

Number of shares of common stock, $0.01 par value, outstanding at March 31, 2012 was 9,055,172.

FORM 10-Q

FOR THE QUARTER ENDED FEBRUARY 29, 2012

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	February 29,	May 31,
	2012	2011
		(1)
ASSETS
Current assets:
Cash and cash equivalents	$2,975	$4,020
Accounts receivable, net of allowances for
doubtful accounts of $14 and $23 at
February 29, 2012 and May 31, 2011,
respectively	825	1,432
Inventories, net	5,650	4,958
Prepaid expenses and other	247	161

Total current assets	9,697	10,571

Property and equipment, net	587	954
Other assets	172	558

Total assets	$10,456	$12,083

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Line of credit	$716	$--
Accounts payable	960	885
Accrued expenses	1,221	1,434
Deferred revenue	185	221

Total current liabilities	3,082	2,540

Income tax payable	129	204
Deferred lease commitment	195	238

Total liabilities	3,406	2,982

Shareholders' equity:
Common stock, $0.01 par value:
Issued and outstanding: 9,055 shares and
8,932 shares at February 29, 2012 and
May 31, 2011, respectively	91	89
Additional paid-in capital	48,378	47,747
Accumulated other comprehensive income	2,519	2,593
Accumulated deficit	(43,938)	(41,328)

Total shareholders' equity	7,050	9,101

Total liabilities and shareholders' equity	$10,456	$12,083

(1)  The condensed consolidated balance sheet at May 31, 2011 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these
condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2012	2011	2012	2011

Net sales	$2,855	$4,242	$10,845	$9,988
Cost of sales	1,747	2,637	6,807	6,085
Gross profit	1,108	1,605	4,038	3,903

Operating expenses:
Selling, general and administrative	1,525	1,486	4,654	4,499
Research and development	933	1,039	3,054	3,377
Gain on bankruptcy claim	--	--	--	(155)
Total operating expenses	2,458	2,525	7,708	7,721

Loss from operations	(1,350)	(920)	(3,670)	(3,818)

Interest income	--	--	--	3
Gain on sale of long-term investment	--	--	990	--
Other income (expense), net	7	(30)	53	593

Loss before income tax
expense (benefit)	(1,343)	(950)	(2,627)	(3,222)

Income tax expense (benefit)	18	(4)	(17)	7

Net loss	$(1,361)	$(946)	$(2,610)	$(3,229)

Net loss per share - Basic	$(0.15)	$(0.11)	$(0.29)	$(0.37)
Net loss per share - Diluted	$(0.15)	$(0.11)	$(0.29)	$(0.37)

Shares used in per share calculations:
Basic	9,055	8,828	8,989	8,742
Diluted	9,055	8,828	8,989	8,742

The accompanying notes are an integral part of these
condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	February 29,	February 28,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,610)	$(3,229)
Adjustments to reconcile net loss to
net cash used in operating
activities:
Stock compensation expense	519	735
Provision for doubtful accounts	(9)	24
Loss on disposal of asset	--	9
Gain on sale of long-term investment	(990)	--
Depreciation and amortization	388	432
Changes in operating assets and liabilities:
Accounts receivable	535	(1,380)
Inventories	(694)	(1,027)
Prepaid expenses and other	(90)	242
Accounts payable	106	439
Accrued expenses and deferred revenue	(274)	(666)
Income tax payable	(44)	--
Deferred lease commitment	(43)	(31)
Net cash used in
operating activities	(3,206)	(4,452)

Cash flows from investing activities:
Proceeds from sale of investments	1,375	--
Purchase of property and equipment	(20)	(6)
Net cash provided by (used in)
investing activities	1,355	(6)

Cash flows from financing activities:
Line of credit borrowings, net	716	--
Proceeds from issuance of common stock
and exercise of stock options	114	246
Net cash provided by
financing activities	830	246

Effect of exchange rates on cash	(24)	254

Net decrease in cash and
cash equivalents	(1,045)	(3,958)

Cash and cash equivalents, beginning of period	4,020	7,766

Cash and cash equivalents, end of period	$2,975	$3,808

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

The following table summarizes compensation costs related to the Company’s stock-based compensation for the three and nine months ended February 29, 2012 and February 28, 2011, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011

Stock-based compensation in the
form of employee stock options
and ESPP shares, included in:

Cost of sales	$25	$25	$71	$85
Selling, general and administrative	111	115	299	380
Research and development	46	83	149	270
Total stock-based compensation.	$182	$223	$519	$735

During the three months ended February 29, 2012 and February 28, 2011, the Company recorded stock-based compensation related to stock options of $147,000 and $201,000, respectively.  During the nine months ended February 29, 2012 and February 28, 2011, the Company recorded stock-based compensation related to stock options of $436,000 and $629,000, respectively.

As of February 29, 2012, the total unrecognized stock-based compensation cost related to unvested stock-based awards under the Company’s 1996 Stock Option Plan and 2006 Equity Incentive Plan was approximately $939,000, which is net of estimated forfeitures of $2,000.  This cost will be amortized over the remaining service period of the underlying options.  The weighted average service period is approximately 3.3 years.

During the three months ended February 29, 2012 and February 28, 2011, the Company recorded stock-based compensation related to the ESPP of $35,000 and $22,000, respectively.  During the nine months ended February 29, 2012 and February 28, 2011, the Company recorded stock-based compensation related to the ESPP of $83,000 and $106,000, respectively.

As of February 29, 2012, the total compensation cost related to options to purchase the Company’s common stock under the ESPP but not yet recognized was approximately $84,000.  This cost will be amortized on a straight-line basis over a weighted average service period of approximately 1.0 year.

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

Fair Value.  The fair value of the Company’s stock options granted to employees for the three and nine months ended February 29, 2012 and February 28, 2011 were estimated using the following weighted average assumptions in the Black-Scholes option valuation model.

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2012	2011	2012	2011
Option Plan Shares
Expected Term (in years)	5	5	5	5
Volatility	0.85	0.80	0.83	0.80
Expected Dividend	$0.00	$0.00	$0.00	$0.00
Risk-free Interest Rates	0.84%	1.96%	1.14%	1.72%
Estimated Forfeiture Rate	0.25%	0.25%	0.25%	0.25%
Weighted Average Grant Date Fair Value	$0.43	$0.85	$0.59	$1.20

The fair values of the ESPP shares granted for the nine months ended February 29, 2012 and February 28, 2011 were estimated using the following weighted-average assumptions:

	Nine Months Ended
	February 29,	February 28,
	2012	2011
Employee Stock Purchase Plan Shares
Expected Term (in years)	0.5-2.0	0.5-2.0
Volatility	0.79-0.98	0.85-0.94
Expected Dividend	$0.00	$0.00
Risk-free Interest Rates	0.1%-1.1%	0.2%-0.4%
Estimated Forfeiture Rate	0%	0%
Weighted Average Grant Date Fair Value	$0.40	$0.74

There were no ESPP shares granted to employees for the three months ended February 29, 2012 and February 28, 2011.

The following table summarizes the stock option transactions during the three and nine months ended February 29, 2012 (in thousands, except per share data):

		Outstanding Options
			Weighted
		Number	Average	Aggregate
	Available	of	Exercise	Intrinsic
	Shares	Shares	Price	Value
Balances, May 31, 2011	687	2,083	$3.40	$298

Options granted	(432)	432	$1.27
Options terminated	140	(140)	$3.70
Plan shares expired	(136)

Balances, August 31, 2011	259	2,375	$2.99	$123

Additional shares reserved	1,176	--
Options granted	(50)	50	$0.89
Options terminated	69	(69)	$3.94

Balances, November 30, 2011	1,454	2,356	$2.92	$--

Options granted	(574)	574	$0.64
Options terminated	14	(14)	$3.31
Plan shares expired	(2)

Balances, February 29, 2012	892	2,916	$2.47	$93

Options fully vested and expected to
vest at February 29, 2012		2,857	$2.47	$91

Options exercisable at February 29, 2012		1,690	$3.38	$3

The options outstanding and exercisable at February 29, 2012 were in the following exercise price ranges (in thousands, except per share data):

	Options Outstanding at February 29, 2012			Options Excercisable at February 29, 2012
Range of Exercise Prices	Number Outstanding Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.59-$0.89	1,071	4.97	$0.74	501	2.81	$0.84
$1.25-$2.81	1,272	3.65	$1.84	625	2.46	$2.09
$3.00-$5.96	249	0.37	$5.18	249	0.37	$5.18
$6.00-$9.30	206	1.02	$7.82	206	1.02	$7.82
$9.94-$9.94	118	1.32	$9.94	109	1.32	$9.94
$0.59-$9.94	2,916	3.57	$2.47	1,690	2.01	$3.38	$3

The total intrinsic value of options exercised during the three and nine months ended February 29, 2012 was $0.  The total intrinsic value of options exercised during the three and nine months ended February 28, 2011 was $1,000 and $3,000, respectively.  The weighted average remaining contractual life of the options exercisable and expected to be exercisable at February 29, 2012 was 3.6 years.

Options to purchase 1,690,000 and 1,534,000 shares were exercisable at February 29, 2012 and February 28, 2011, respectively.  These exercisable options had weighted average exercise prices of $3.38 and $3.76 as of February 29, 2012 and February 28, 2011, respectively.

3.  EARNINGS PER SHARE

Earnings per share is computed based on the weighted average number of common and common equivalent shares (common stock options and ESPP shares) outstanding, when dilutive, during each period using the treasury stock method.

	Three Months Ended		Nine Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
	(in thousands, except per share amounts)

Numerator: Net loss	$(1,361)	$(946)	$(2,610)	$(3,229)

Denominator for basic net loss
per share:
Weighted-average shares outstanding	9,055	8,828	8,989	8,742

Shares used in basic net loss
per share calculation	9,055	8,828	8,989	8,742

Effect of dilutive securities	--	--	--	--

Denominator for diluted net loss
per share	9,055	8,828	8,989	8,742

Basic net loss per share	$(0.15)	$(0.11)	$(0.29)	$(0.37)

Diluted net loss per share	$(0.15)	$(0.11)	$(0.29)	$(0.37)

For the purpose of computing diluted earnings per share, weighted average potential common shares do not include stock options with an exercise price greater than the average fair value of the Company’s common stock for the period, as the effect would be anti-dilutive.  Potential common shares have not been included in the calculation of diluted net loss per share as the effect would be anti-dilutive.  As such, the numerator and the denominator used in computing both basic and diluted net loss per share are the same.  Stock options to purchase 2,916,000 shares of common stock were outstanding on February 29, 2012, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive.  Stock options to purchase 2,148,000 shares of common stock were outstanding on February 28, 2011, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of February 29, 2012 (in thousands):

	Balance as of
	February 29, 2012	Level 1	Level 2
Money market funds	$437	$437	$--

Assets	$437	$437	$--

Liabilities	$--	$--	$--

    The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2011 (in thousands):

	Balance as of
	May 31, 2011	Level 1	Level 2
Money market funds	$1,236	$1,236	$--

Assets	$1,236	$1,236	$--

Liabilities	$--	$--	$--

As of February 29, 2012 and May 31, 2011, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

The Company has at times invested in debt and equity of private companies, and may do so again in the future, as part of its business strategy.  These investments are carried at cost and are included in “Other Assets” in the consolidated balance sheets.  If the Company determines that an other-than-temporary decline exists in the fair value of an investment, the Company writes down the investment to its fair value and records the related write-down as an investment loss in “Other Income (Expense)” in its consolidated statements of operations.  During the first quarter of fiscal 2012, the Company sold its long-term investment in ESA Electronics PTE Ltd for proceeds of approximately $1.4 million, resulting in a gain of $990,000.  At May 31, 2011, the carrying value of the strategic investments was $384,000 and was included in other assets-long term on the accompanying condensed consolidated balance sheet.

5.  ACCOUNTS RECEIVABLE, NET

Accounts receivable represents customer trade receivables and is presented net of allowance for doubtful accounts of $14,000 at February 29, 2012 and $23,000 at May 31, 2011.  Accounts receivable are derived from the sale of products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies.  The Company’s allowance for doubtful accounts is based upon historical experience and review of trade receivables by aging category to identify specific customers with known disputes or collection issues.  Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received.

6.  INVENTORIES

Inventories are comprised of the following (in thousands):

	February 29,	May 31,
	2012	2011
Raw materials and sub-assemblies	$2,242	$1,992
Work in process	2,830	2,699
Finished goods	578	267
	$5,650	$4,958

7.  SEGMENT INFORMATION

The Company operates in one reportable segment: the design, manufacture and marketing of advanced test and burn-in products to the semiconductor manufacturing industry.

The following presents information about the Company’s operations in different geographic areas (in thousands):

	United
	States	Asia	Europe	Total
Three months ended February 29, 2012:
Net sales	$2,810	$9	$36	$2,855
Property and equipment, net	517	66	4	587

Nine months ended February 29, 2012:
Net sales	$9,713	$608	$524	$10,845
Property and equipment, net	517	66	4	587

Three months ended February 28, 2011:
Net sales	$4,159	$20	$63	$4,242
Property and equipment, net	990	76	12	1,078

Nine months ended February 28, 2011:
Net sales	$8,905	$703	$380	$9,988
Property and equipment, net	990	76	12	1,078

The Company’s foreign operations are primarily those of its Japanese and German subsidiaries.  Substantially all of the sales of the subsidiaries are made to unaffiliated Japanese or European customers.  Net sales from outside the United States include those of Aehr Test Systems Japan K.K. and Aehr Test Systems GmbH.

Sales to the Company’s five largest customers accounted for approximately 98% and 86% of its net sales in the three and nine months ended February 29, 2012, respectively.  Three customers accounted for approximately 59%, 17% and 17% of the Company’s net sales in the three months ended February 29, 2012. Three customers accounted for approximately 38%, 25% and 10% of the Company’s net sales in the nine months ended February 29, 2012.  Sales to the Company’s five largest customers accounted for approximately 95% and 87% of its net sales in the three and nine months ended February 28, 2011, respectively.  One customer accounted for approximately 73% of the Company’s net sales in the three months ended February 28, 2011. Two customers accounted for approximately 64% and 12% of the Company’s net sales in the nine months ended February 28, 2011.  No other customers represented more than 10% of the Company’s net sales for either fiscal 2012 or fiscal 2011.

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

Following is a summary of changes in the Company's liability for product warranties during the three and nine months ended February 29, 2012 and February 28, 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2012	2011	2012	2011

Balance at the beginning of the period	$129	$97	$103	$174

Accruals for warranties issued
during the period	35	26	176	86
Adjustments related to pre-existing
warranties (including changes in estimates)	--	--	--	(88)
Settlement made during the period
(in cash or in kind)	(52)	(41)	(167)	(90)

Balance at the end of the period	$112	$82	$112	$82

The accrued warranty balance is included in accrued expenses on the accompanying condensed consolidated balance sheets.

9.  GAIN ON BANKRUPTCY CLAIM

Spansion Inc., or Spansion, the Company’s largest customer in fiscal 2010 and 2011, filed for bankruptcy in Japan in February 2009 and in the United States in March 2009.  The Company filed claims in the Spansion U.S. and Spansion Japan bankruptcy actions.  In the first quarter of fiscal 2011, the Company's Japanese subsidiary received approximately $155,000 in proceeds from the Spansion Japan bankruptcy claim and recorded the amount as a reduction of operating expenses.

10.  OTHER COMPREHENSIVE LOSS

Other comprehensive loss, net of tax is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2012	2011	2012	2011

Net loss	$(1,361)	$(946)	$(2,610)	$(3,229)
Foreign currency translation adjustments	(24)	57	(74)	47

Comprehensive loss	$(1,385)	$(889)	$(2,684)	$(3,182)

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

Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, California, Germany and Japan.  Tax years 1996 - 2011 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

12. LINE OF CREDIT

On August 25, 2011, the Company entered into a working capital credit facility agreement allowing the Company to borrow up to $1.5 million based upon qualified accounts receivable, and export-related inventory. Each account receivable financed by the lender will bear an annual interest rate or finance charge equal to the greater of the lender's prime rate less 0.5%, or 3.50%, when the Company meets certain borrowing base requirements. If the Company does not meet the borrowing base requirements, each account receivable financed by the lender will bear an annual interest rate or finance charge equal to the greater of the lender's prime rate plus 0.75%, or 4.75%.  The applicable interest is calculated based on the full amount of the account receivable and export-related inventory provided as collateral for the actual amounts borrowed.  Depending on the composition of the collateral items, whether or not the Company meets certain borrowing base requirements and the relative cash position of the Company, the equivalent annual interest rate applied to the actual loan balances may vary from 3.89% to 8.94%, assuming that the bank’s prime rate is 4.00% or less.  The term of the agreement is one year and is collateralized by all the Company’s assets except for intellectual property.  At February 29, 2012 the Company had drawn $716,000 against the credit facility, the total available to borrow under the line at that date. The Company was in compliance with all covenants at February 29, 2012.

13.  RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board, or FASB, issued authoritative guidance for revenue recognition with multiple deliverables.  This authoritative guidance defines the criteria for identifying individual deliverables in a multiple-element arrangement and the manner in which revenues are allocated to individual deliverables. In absence of vendor-specific objective evidence, or VSOE, or other third party evidence, or TPE, of the selling price for the deliverables in a multiple-element arrangement, guidance requires companies to use an estimated selling price, or ESP, for the individual deliverables.  Companies shall apply the relative-selling price model for allocating an arrangement’s total consideration to its individual elements.  Under this model, the ESP is used for both the delivered and undelivered elements that do not have VSOE or TPE of the selling price.  This guidance is effective for fiscal years beginning on or after June 15, 2010, and will be applied prospectively to revenue arrangements entered into or materially modified after the effective date.  The Company adopted these standards in the first quarter of fiscal year 2012.

In October 2009, the FASB issued authoritative guidance for the accounting for certain revenue arrangements that include software elements.  This authoritative guidance amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products.  This guidance is effective for fiscal years beginning on or after June 15, 2010, and will be applied prospectively to revenue arrangements entered into or materially modified after the effective date.  The Company adopted these standards in the first quarter of fiscal year 2012.

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

In June 2011, authoritative guidance was issued on the presentation of comprehensive income to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The implementation of this authoritative guidance will change the presentation of comprehensive income only.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, long-term service contracts, and contingencies and litigation.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  For a discussion of the critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011.  We believe there have been no material changes to our critical accounting policies and estimates during the nine months ended February 29, 2012 compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2011.

RESULTS OF OPERATIONS

The following table sets forth items in the Company’s unaudited condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

	Three Months Ended		Nine Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.2	62.2	62.8	60.9
Gross profit	38.8	37.8	37.2	39.1

Operating expenses:
Selling, general and administrative	53.4	35.0	42.9	45.0
Research and development	32.7	24.5	28.2	33.8
Gain on bankruptcy claim	--	--	--	(1.5)

Total operating expenses	86.1	59.5	71.1	77.3

Loss from operations	(47.3)	(21.7)	(33.9)	(38.2)

Interest income	--	--	--	--
Gain on sale of long-term investment	--	--	9.1	--
Other income (expense), net	0.2	(0.7)	0.5	6.0

Loss before income tax
expense (benefit)	(47.1)	(22.4)	(24.3)	(32.2)

Income tax expense (benefit)	0.6	(0.1)	(0.2)	0.1
Net loss	(47.7)%	(22.3)%	(24.1)%	(32.3)%

THREE MONTHS ENDED FEBRUARY 29, 2012 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 2011

NET SALES.  Net sales decreased to $2.9 million for the three months ended February 29, 2012 from $4.2 million for the three months ended February 28, 2011, a decrease of 32.7%.  The decrease in net sales for the three months ended February 29, 2012 was primarily due to a decrease in net sales of the Company’s wafer-level products, partially offset by an increase of the Company’s monitored burn-in products.  Net sales of the Company’s wafer-level products for the three months ended February 29, 2012 were $1.0 million, and decreased approximately $2.0 million from the three months ended February 28, 2011.  Net sales of the monitored burn-in products for the three months ended February 29, 2012 were $1.8 million, and increased approximately $0.7 million from the three months ended February 28, 2011.

GROSS PROFIT.  Gross profit consists of net sales less cost of sales.  Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations.  Gross profit decreased to $1.1 million for the three months ended February 29, 2012 from $1.6 million for the three months ended February 28, 2011, a decrease of $0.5 million.  Gross profit margin, the percentage of gross profit to net sales, increased to 38.8% for the three months ended February 29, 2012 from 37.8% for the three months ended February 28, 2011.

SELLING, GENERAL AND ADMINISTRATIVE.  Selling, general and administrative, or SG&A, expenses consist primarily of salaries and related costs of employees, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses remained unchanged at $1.5 million for the three months ended February 29, 2012 compared with the three months ended February 28, 2011.

RESEARCH AND DEVELOPMENT.  Research and development, or R&D, expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and outside services. R&D expenses decreased to $0.9 million for the three months ended February 29, 2012 from $1.0 million for the three months ended February 28, 2011, a decrease of $0.1 million.  This decrease was primarily attributable to a reduction in outside services.

INTEREST INCOME.  Interest income was nil for the three months ended February 29, 2012 and February 28, 2011.

OTHER INCOME, NET.  Other income was $7,000 for the three months ended February 29, 2012, compared to other expense of $30,000 for the three months ended February 28, 2011.  The change between other expense and other income was due primarily to gains realized in connection with foreign exchange rate fluctuations.

INCOME TAX (BENEFIT) EXPENSE.  Income tax expense was $18,000 for the three months ended February 29, 2012, compared with an income tax benefit of $4,000 for the three months ended February 28, 2011.

NINE MONTHS ENDED FEBRUARY 29, 2012 COMPARED TO NINE MONTHS ENDED FEBRUARY 28, 2011

NET SALES.  Net sales increased to $10.8 million for the nine months ended February 29, 2012 from $10.0 million for the nine months ended February 28, 2011, an increase of 8.6%.  The increase in net sales for the nine months ended February 29, 2012 was primarily due to an increase in net sales of the Company’s monitored burn-in products, partially offset by a decrease of the Company’s wafer-level products.  Net sales of the monitored burn-in products for the nine months ended February 29, 2012 were $5.6 million, and increased approximately $2.4 million from the nine months ended February 28, 2011.  Net sales of the Company’s wafer-level products for the nine months ended February 29, 2012 were $5.2 million, and decreased approximately $1.6 million from the nine months ended February 28, 2011.

GROSS PROFIT.  Gross profit increased to $4.0 million for the nine months ended February 29, 2012 from $3.9 million for the nine months ended February 28, 2011, an increase of $0.1 million.  Gross profit margin decreased to 37.2% for the nine months ended February 29, 2012 from 39.1% for the nine months ended February 28, 2011.  The decrease in gross profit margin was primarily due to higher initial material costs related to certain early production systems sold in the second quarter of fiscal 2012.

SELLING, GENERAL AND ADMINISTRATIVE.  SG&A expenses increased to $4.7 million for the nine months ended February 29, 2012 from $4.5 million for the nine months ended February 28, 2011, an increase of $0.2 million.  The increase in SG&A expenses was primarily due to an increase in employment related expenses.

RESEARCH AND DEVELOPMENT.  R&D expenses decreased to $3.1 million for the nine months ended February 29, 2012 from $3.4 million for the nine months ended February 28, 2011, a decrease of $0.3 million.  This decrease was primarily attributable to the decrease in employment related expenses.

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

INTEREST INCOME.  Interest income decreased to nil for the nine months ended February 29, 2012 compared with $3,000 for the nine months ended February 28, 2011.

GAIN ON SALE OF LONG-TERM INVESTMENT.  During the first quarter of fiscal 2012, the Company sold its long-term investment in ESA Electronics PTE Ltd, resulting in a gain of $990,000.

OTHER INCOME, NET.  Other income decreased to $53,000 for the nine months ended February 29, 2012 from $593,000 for the nine months ended February 28, 2011.  The other income for the nine month ended February 28, 2011 was primarily attributable to the receipt of a $575,000 dividend payment related to a long-term investment in ESA Electronics PTE Ltd. This long-term investment was sold in the first quarter of fiscal 2012.

INCOME TAX (BENEFIT) EXPENSE.  Income tax benefit was $17,000 for the nine months ended February 29, 2012, compared with income tax expense of $7,000 for the nine months ended February 28, 2011.  Income tax benefit in the nine months ended February 29, 2012 resulted from an adjustment of a tax liability previously reported.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $3.2 million and $4.5 million for the nine months ended February 29, 2012 and February 28, 2011, respectively.  For the nine months ended February 29, 2012, net cash used in operating activities was primarily driven by a net loss of $2.6 million as adjusted to exclude the effect of non-cash charges including stock-based compensation expense of $0.5 million, depreciation and amortization of $0.4 million, and a $990,000 gain on the sale of the Company’s long-term investment.  Net cash used in operating activities also included an increase in inventories of $0.7 million, partially offset by a decrease in accounts receivable of $0.5 million.  The increase in inventories was to support future shipments for customer orders.  The decrease in accounts receivable was primarily due to improvements in customer payment terms.  For the nine months ended February 28, 2011, net cash used in operating activities was primarily driven by the net loss of $3.2 million, and increases in accounts receivable and inventories of $1.4 million and $1.0 million, respectively.  The increase in accounts receivable was primarily due to an increase in revenues for the nine months ended February 28, 2011 compared to the same period in the prior fiscal year.  The increase in inventories is to support future shipments for customer orders.  This was partially offset by stock-based compensation of $0.7 million and depreciation and amortization of $0.4 million.

Net cash provided by investing activities was $1.4 million for the nine months ended February 29, 2012 compared to net cash used in investing activities of $6,000 for the nine months ended February 28, 2011.  The increase was due primarily to the $1.4 million in proceeds received from the sale of the Company’s long-term investment in ESA Electronics PTE Ltd.

Financing activities provided cash of $830,000 for the nine months ended February 29, 2012 and $246,000 for the nine months ended February 28, 2011.  Net cash provided by financing activities during the nine months ended February 29, 2012 was primarily due to a $716,000 draw on our line of credit.  Proceeds from issuance of common stock for the ESPP, the Employee Stock Ownership Plan and from the exercise of stock options also contributed $114,000 and $246,000 in cash for the nine months ended February 29, 2012 and February 28, 2011, respectively.

The effect of exchange rates on cash used was $24,000 for the nine months ended February 29, 2012, compared to cash provided of $254,000 for the nine months ended February 28, 2011.  The change in cash provided or cash used was due to the fluctuation in the value of the dollar compared to foreign currencies.

As of February 29, 2012, the Company had working capital of $6.6 million.  Working capital consists of cash and cash equivalents, accounts receivable, inventory and other current assets, less current liabilities.

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

The Company anticipates that the existing cash balance together with cash flows from operations, as well as funds available through the working capital credit facility will be adequate to meet its working capital and capital equipment requirements through fiscal 2013.  Refer to Note 12, “LINE OF CREDIT”, for further discussion of the credit facility agreement.  After fiscal 2013, depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital equipment needs.  There can be no assurance that additional financing will be available when required, or if available, that such financing can be obtained on terms satisfactory to the Company.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has not entered into any off-balance sheet financing arrangements and has not established any variable interest entities.

OVERVIEW OF CONTRACTUAL OBLIGATIONS

On August 25, 2011, the Company entered into a working capital credit facility agreement allowing the Company to borrow up to $1.5 million based upon qualified U.S. based and foreign customer receivables, and export-related inventory.  Refer to Note 12, “LINE OF CREDIT”, for further discussion of the agreement.

There have been no additional material changes in the composition, magnitude or other key characteristics of the Company's contractual obligations or other commitments as disclosed in the Company's Annual Report on Form 10-K for the year ended May 31, 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company had no holdings of derivative financial or commodity instruments at February 29, 2012 or May 31, 2011.

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

The recent and historical global economic and semiconductor industry downturns negatively affected and could continue to negatively affect our business, results of operations, and financial condition.  The recent financial turmoil affected the banking system and financial markets resulting in a tightening of the credit markets, disruption in the financial markets and global economy downturn.  These events contributed to significant slowdowns in the industry in which we operate.   Difficulties in obtaining capital and deteriorating market conditions can pose the risk that some of our customers may not be able to obtain necessary financing on reasonable terms, which could result in lower sales for the Company.  Customers with liquidity issues may lead to additional bad debt expense for the Company.  For example, Spansion declared bankruptcy in Japan and the U.S. during fiscal 2009; as a result the Company subsequently recorded a $13.7 million provision for bad debts.   A recurrence of these conditions may also similarly affect our key suppliers, which could impact their ability to deliver parts and result in delays in deliveries of our products.

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

In the face of the recent sustained downturn in our business and decline in our net sales, we implemented a variety of cost controls and restructured our operations with the goal of reducing our operating costs to position ourselves to more effectively meet the needs of the then weak market for test and burn-in equipment.  While we took significant steps in fiscal 2009 to minimize our expense levels and to increase the likelihood that we would have sufficient cash to support operations during the downturn, during fiscal 2009, 2010, 2011 and fiscal 2012 we experienced operating losses.  Due primarily to these operating losses, we experienced cash outflows.  Should our business downturn be prolonged, and if we are unable to reduce our operating expenses sufficiently, we may require additional debt or equity financing to meet working capital or capital expenditure needs.  While we believe our existing cash balance together with cash flows from operations, as well as funds available through the working capital credit facility will be adequate to meet its working capital and capital equipment requirements through fiscal 2013, we cannot determine with certainty that, if needed, we will be able to raise additional funding through either equity or debt financing under these circumstances or on what terms such financing would be available.

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

The March 2011 Japanese earthquake and resulting tsunami seriously affected many companies in Japan, including some of our customers. Besides direct impact to their employees and facilities, they were affected by, among other things, the rolling electrical blackouts and industry wide shutdowns as well as the impact of the nuclear power plant disaster.  Some of our customers delayed capital equipment purchases as a result of the disaster. The disaster in Japan also negatively impacted the Japanese economy as a whole, which could further impact the Company's business prospects in Japan.

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

We depend upon some continued market acceptance for our MAX system and we may experience a limited market for the product.

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

The semiconductor equipment industry is subject to rapid technological change and new product introductions and enhancements.  Our ability to remain competitive will depend in part upon our ability to develop new products and to introduce these products at competitive prices and on a timely and cost-

effective basis.  Our success in developing new and enhanced products depends upon a variety of factors, including product selection, timely and efficient completion of product design, timely and efficient implementation of manufacturing and assembly processes, product performance in the field and effective sales and marketing.  Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both future demand and the technology that will be available to supply that demand.  Furthermore, introductions of new and complex products typically involve a period in which design, engineering and reliability issues are identified and addressed by our suppliers and by us.  There can be no assurance that we will be successful in selecting, developing, manufacturing and marketing new products that satisfy market demand.  Any such failure would materially and adversely affect our business, financial condition and results of operations.

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

Our success depends to a significant extent upon the continued service of Rhea Posedel, our Executive Chairman, Gayn Erickson, our President and Chief Executive Officer, as well as other executive officers and key employees.  We do not maintain key person life insurance for our benefit on any of our personnel, and none of our employees are subject to a non-competition agreement with the Company.  The loss of the services of any of our executive officers or a group of key employees could have a material adverse effect on our business, financial condition and operating results.  Our future success will depend in significant part upon our ability to attract and retain highly skilled technical, management, sales and marketing personnel.  There is a limited number of personnel with the requisite skills to serve in these positions, and it has become increasingly difficult for us to hire such personnel.  Competition for such personnel in the semiconductor equipment industry is intense, and there can be no assurance that we will be successful in attracting or retaining such personnel.  Changes in management could disrupt our operations and adversely affect our operating results.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The Exhibits listed on the accompanying "Index to Exhibits" are filed as part of, or incorporated by reference into, this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aehr Test Systems (Registrant)
Date: April 13, 2012	/s/ GAYN ERICKSON
Gayn Erickson
President and Chief Executive Officer

Date: April 13, 2012	/s/ GARY L. LARSON
Gary L. Larson
Vice President of Finance and Chief Financial Officer

AEHR TEST SYSTEMS
 INDEX TO EXHIBITS

Exhibit No	Description

3.1(1)	Restated Articles of Incorporation of the Company.

3.2(2)	Amended and Restated Bylaws of the Company.

10.23(3)	Offer Letter dated January 3, 2012, between the Company and Gayn Erickson.

10.24(4)	Offer Letter dated January 3, 2012, between the Company and Rhea Posedel.

10.25(5)	Change of Control Severance Agreement dated January 3, 2012, between the Company and Gayn Erickson.

10.26(6)	Amended and Restated Change of Control Severance Agreement dated January 3, 2012, between the Company and Rhea J. Posedel.

31.1
Certification of Chief Executive Officer pursuant to Rules13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32 (7)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

(1)	Incorporated by reference to the same-numbered exhibit previously filed with the Company's Registration Statement on Form S-1 filed June 11, 1997 (File No. 333-28987).

(2)	Incorporated by reference to Exhibit No. 3.1 previously filed with the Company’s Current Report on Form 8-K filed January 9, 2012 (File No. 000-22893).

(3)	Incorporated by reference to the Exhibit No. 10.1 previously filed with the Company's Current Report on Form 8-K filed January 9, 2012 (File No. 000-22893).

(4)	Incorporated by reference to the Exhibit No. 10.2 previously filed with the Company's Current Report on Form 8-K filed January 9, 2012 (File No. 000-22893).

(5)	Incorporated by reference to the Exhibit No. 10.3 previously filed with the Company's Current Report on Form 8-K filed January 9, 2012 (File No. 000-22893).

(6)	Incorporated by reference to the Exhibit No. 10.4 previously filed with the Company's Current Report on Form 8-K filed January 9, 2012 (File No. 000-22893).

(7)
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