Form 10-Q
period 2012-08-31
AEHR TEST SYSTEMS
filed 2012-10-12
CIK 1040470

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012.

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

Yes  ☐ No  ☑

Number of shares of common stock, $0.01 par value, outstanding at September 30, 2012 was 9,236,351.

FORM 10-Q

FOR THE QUARTER ENDED AUGUST 31, 2012

PART I.  FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	August 31,	May 31,
	2012	2012
		(1)
ASSETS
Current assets:
Cash and cash equivalents	$1,901	$2,073
Accounts receivable, net of allowances for
doubtful accounts of $38 and $39 at
August 31, 2012 and May 31, 2012, respectively	2,558	2,588
Inventories	6,710	6,070
Prepaid expenses and other	326	197

Total current assets	11,495	10,928

Property and equipment, net	439	510
Other assets	174	175

Total assets	$12,108	$11,613

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Line of credit	$1,452	$1,408
Accounts payable	2,001	1,507
Accrued expenses	1,580	1,385
Deferred revenue	393	555

Total current liabilities	5,426	4,855

Income tax payable	112	125
Deferred lease commitment	161	179

Total liabilities	5,699	5,159

Aehr Test Systems shareholders' equity:
Common stock, $0.01 par value:
Issued and outstanding: 9,236 shares and
9,135 shares at August 31, 2012 and
May 31, 2012, respectively	92	91
Additional paid-in capital	48,857	48,622
Accumulated other comprehensive income	2,473	2,458
Accumulated deficit	(44,991)	(44,695)

Total Aehr Test Systems shareholders' equity	6,431	6,476
Noncontrolling interest	(22)	(22)

Total shareholders' equity	6,409	6,454

Total liabilities and shareholders' equity	$12,108	$11,613

(1)    The condensed consolidated balance sheet at May 31, 2012 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	August 31,
	2012	2011

Net sales	$4,832	$4,130
Cost of sales	2,376	2,328
Gross profit	2,456	1,802

Operating expenses:
Selling, general and administrative	1,789	1,601
Research and development	930	1,082
Total operating expenses	2,719	2,683

Loss from operations	(263)	(881)

Interest expense	(12)	--
Gain on sale of long-term investment	--	990
Other expense, net	(19)	(12)

(Loss) income before income tax (expense) benefit	(294)	97

Income tax (expense) benefit	(2)	27

Net (loss) income	(296)	124

Less: Net income attributable to the noncontrolling interest	--	--

Net (loss) income attributable to Aehr Test Systems common shareholders	$(296)	$124

Net (loss) income per share – Basic	$(0.03)	$0.01
Net (loss) income per share – Diluted	$(0.03)	$0.01

Shares used in per share calculations:
Basic	9,166	8,932
Diluted	9,166	9,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended
	August 31,
	2012	2011

Net (loss) income	$(296)	$124

Other comprehensive income, net of tax:
Foreign currency translation gain	15	34

Total comprehensive (loss) income	(281)	158
Less: Comprehensive income attributable to noncontrolling interest	--	--

Comprehensive (loss) income, attributable to Aehr Test Systems	$(281)	$158

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	August 31,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(296)	$124
Adjustments to reconcile net (loss) income to
net cash used in operating
activities:
Stock based compensation expense	169	165
(Recovery of) provision for doubtful accounts	(1)	16
Gain on sale of long-term investment	--	(990)
Depreciation and amortization	86	137
Changes in operating assets and liabilities:
Accounts receivable	53	(1,101)
Inventories	(640)	(211)
Prepaid expenses and other	(127)	(83)
Accounts payable	485	376
Accrued expenses and deferred revenue	16	(1)
Income tax payable	1	(38)
Deferred lease commitment, net of current	(18)	(14)
Net cash used in
operating activities	(272)	(1,620)

Cash flows from investing activities:
Proceeds from sale of investments	--	1,375
Purchase of property and equipment	(16)	(7)
Net cash (used in) provided by
investing activities	(16)	1,368

Cash flows from financing activities:
Line of credit borrowings, net	44	--
Proceeds from issuance of common stock
and exercise of stock options	67	--
Net cash provided by
financing activities	111	--

Effect of exchange rates on cash	5	124

Net decrease in cash and
cash equivalents	(172)	(128)

Cash and cash equivalents, beginning of period	2,073	4,020

Cash and cash equivalents, end of period	$1,901	$3,892

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

In the opinion of management, the unaudited condensed consolidated financial statements for the interim periods presented reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the condensed consolidated financial position and results of operations as of and for such periods indicated.  These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2012.  Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

PRINCIPLES OF CONSOLIDATION.  The condensed consolidated financial statements include the accounts of Aehr Test Systems and its subsidiaries (collectively, the "Company," "we," "us," and "our").  All significant intercompany balances have been eliminated in consolidation.  For the majority owned subsidiary, we reflected the noncontrolling interest of the portion we do not own on our Consolidated Balance Sheets in Shareholders’ Equity and in the Consolidated Statements of Operations.

RECLASSIFICATION.  Certain reclassifications have been made to the consolidated financial statements to conform to the current period presentation. These reclassifications did not result in any change in previously reported net income, total assets or shareholders’ equity.

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

SIGNIFICANT ACCOUNTING POLICIES.  The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2012.  During the first quarter of fiscal 2013, the Company entered into an agreement with a customer to develop a next generation system. The project identifies multiple milestones and values assigned to each.  The consideration earned upon achieving the milestone is required to meet the following conditions prior to recognition: the value is commensurate with the vendor’s performance to meet the milestone, it relates solely to past performance, and it is reasonable relative to all of the deliverables and payment terms within the arrangement.

Other than recognition of revenue under the milestone method related to the development contract, the Company has not otherwise materially changed its significant accounting policies.

2.   STOCK-BASED COMPENSATION

Stock-based compensation expense consists of expenses for stock options and employee stock purchase plan, or ESPP, shares. Stock-based compensation cost is measured at each grant date, based on the fair value of the award using the Black-Scholes option valuation model, and is recognized as expense over the employee’s requisite service period.  This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable.  The Company’s employee stock options have characteristics significantly different from those of publicly traded options.  All of the Company’s stock based compensation is accounted for as an equity instrument.  See Notes 9 and 10 in the Company’s Annual Report on Form 10-K for fiscal 2012 filed on August 28, 2012 for further information regarding the stock option plan and the ESPP.

The following table summarizes compensation costs related to the Company’s stock-based compensation for the three months ended August 31, 2012 and 2011, respectively (in thousands):

	Three Months Ended
	August 31,
	2012	2011
Stock-based compensation in the form of employee
stock options and ESPP shares, included in:

Cost of sales	$13	$19
Selling, general and administrative	119	93
Research and development	37	53
Total stock-based compensation	$169	$165

During the three months ended August 31, 2012 and 2011, the Company recorded stock-based compensation related to stock options of $151,000 and $155,000, respectively.

As of August 31, 2012, the total unrecognized stock-based compensation cost related to unvested stock-based awards under the Company’s 1996 Stock Option Plan and 2006 Equity Incentive Plan was approximately $1,045,000, which is net of estimated forfeitures of $3,000.  This cost will be amortized over the remaining service period of the underlying options.  The weighted average period is approximately 3.2 years.

During the three months ended August 31, 2012 and 2011, the Company recorded stock-based compensation related to the ESPP of $18,000 and $10,000, respectively.

As of August 31, 2012, the total compensation cost related to options to purchase the Company’s common stock under the ESPP but not yet recognized was approximately $36,000.  This cost will be amortized on a straight-line basis over a weighted average period of approximately 0.8 years.

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

Fair Value.  The fair value of the Company’s stock options granted to employees for the three months ended August 31, 2012 and 2011 were estimated using the following weighted average assumptions in the Black-Scholes option valuation model.

	Three Months Ended
	August 31,
	2012	2011
Option Plan Shares
Expected Term (in years)	5	5
Volatility	0.90	0.80
Expected Dividend	$0.00	$0.00
Risk-free Interest Rates	0.75%	1.57%
Estimated Forfeiture Rate	0.25%	0.25%
Weighted Average Grant Date Fair Value	$0.88	$0.80

There were no ESPP shares granted to employees for the three months ended August 31, 2012 and 2011.

The following table summarizes the stock option transactions during the three months ended August 31, 2012 (in thousands, except per share data):

		Outstanding Options
			Weighted
		Number	Average	Aggregate
	Available	of	Exercise	Intrinsic
	Shares	Shares	Price	Value
Balances, May 31, 2012	839	2,957	$2.40	$587

Options granted	(439)	439	$1.28
Options terminated	402	(402)	$4.48
Plan shares expired	(180)
Options exercised	--	(101)	$0.67

Balances, August 31, 2012	622	2,893	$2.00	$340

Options fully vested and expected to
vest at August 31, 2012		2,836	$2.00	$333

Options exercisable at August 31, 2012		1,541	$2.70	$164

The options outstanding and exercisable at August 31, 2012 were in the following exercise price ranges (in thousands, except per share data):

	Options Outstanding at August 31, 2012			Options Excercisable at August 31, 2012
Range of Exercise Prices	Number Outstanding Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.59-$0.89	956	4.32	$0.74	606	3.16	$0.83
$1.10-$2.52	1,633	4.55	$1.57	631	2.96	$1.83
$3.00-$3.66	38	0.14	$3.51	38	0.14	$3.51
$6.00-$9.30	152	0.71	$8.17	152	0.71	$8.17
$9.94-$9.94	114	0.81	$9.94	114	0.81	$9.94
$0.59-$9.94	2,893	4.07	$2.00	1,541	2.59	$2.70	$164

The total intrinsic value of options exercised during the three months ended August 31, 2012 was $42,000.  There were no stock options exercised for the three months ended August 31, 2011.  The weighted average remaining contractual life of the options exercisable and expected to be exercisable at August 31, 2012 was 4.1 years.

Options to purchase 1,541,000 and 1,547,000 shares were exercisable at August 31, 2012 and 2011, respectively.  These exercisable options had weighted average exercise prices of $2.70 and $3.59 as of August 31, 2012 and 2011, respectively.

3.   EARNINGS PER SHARE

Earnings per share is computed based on the weighted average number of common and common equivalent shares (common stock options and ESPP shares) outstanding, when dilutive, during each period using the treasury stock method.

	Three Months Ended
	August 31,
	2012	2011
	(in thousands, except per share amounts)
Numerator: Net (loss) income	$(296)	$124

Denominator for basic net (loss) income
per share:
Weighted-average shares outstanding	9,166	8,932

Shares used in basic net (loss) income
per share calculation	9,166	8,932
Effect of dilutive securities	--	168

Denominator for diluted net (loss) income
per share	9,166	9,100

Basic net (loss) income per share	$(0.03)	$0.01

Diluted net (loss) income per share	$(0.03)	$0.01

For the purpose of computing diluted earnings per share, weighted average potential common shares do not include stock options with an exercise price greater than the average fair value of the Company’s common stock for the period, as the effect would be anti-dilutive.  Potential common shares have not been included in the calculation of diluted net loss per share as the effect would be anti-dilutive.  As such, the numerator and the denominator used in computing both basic and diluted net loss per share are the same.  Stock options to purchase 2,893,000 shares of common stock were outstanding on August 31, 2012, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive.  Stock options to purchase 1,792,000 shares of common stock were outstanding on August 31, 2011, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of August 31, 2012 (in thousands):

	Balance as of
	August 31, 2012	Level 1	Level 2	Level 3
Money market funds	$2	$2	$--	$--

Assets	$2	$2	$--	$--

Liabilities	$--	$--	$--	$--

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2012 (in thousands):

	Balance as of
	May 31, 2012	Level 1	Level 2	Level 3
Money market funds	$2	$2	$--	$--

Assets	$2	$2	$--	$--

Liabilities	$--	$--	$--	$--

As of August 31, 2012 and May 31, 2012, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

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

5.   ACCOUNTS RECEIVABLE, NET

Accounts receivable represents customer trade receivables and is presented net of allowance for doubtful accounts of $38,000 at August 31, 2012 and $39,000 at May 31, 2012.  Accounts receivable are derived from the sale of products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies.  The Company’s allowance for doubtful accounts is based upon historical experience and review of trade receivables by aging category to identify specific customers with known disputes or collection issues.  Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received.

6.   INVENTORIES

Inventories are comprised of the following (in thousands):

	August 31,	May 31,
	2012	2012
Raw materials and sub-assemblies	$3,652	$3,218
Work in process	3,057	2,657
Finished goods	1	195
	$6,710	$6,070

7.   SEGMENT INFORMATION

The Company operates in one reportable segment: the design, manufacture and marketing of advanced test and burn-in products to the semiconductor manufacturing industry.

The following presents information about the Company’s operations in different geographic areas (in thousands):

	United
	States	Asia	Europe	Total
Three months ended August 31, 2012:
Net sales	$4,668	$34	$130	$4,832
Property and equipment, net	369	69	1	439

Three months ended August 31, 2011:
Net sales	$3,906	$26	$198	$4,130
Property and equipment, net	745	74	8	827

The Company’s foreign operations are primarily those of its Japanese and German subsidiaries.  Substantially all of the sales of the subsidiaries are made to unaffiliated Japanese or European customers.  Net sales from outside the United States include those of Aehr Test Systems Japan K.K. and Aehr Test Systems GmbH.

Sales to the Company’s five largest customers accounted for approximately 93% and 90% of its net sales in the three months ended August 31, 2012 and 2011, respectively.  Two customers accounted for approximately 42%, and 38% of the Company’s net sales in the three months ended August 31, 2012. Two customers accounted for approximately 53% and 14% of the Company’s net sales in the three months ended August 31, 2011.  No other customers represented more than 10% of the Company's net sales for either of the three months ended August 31, 2012 and 2011.

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

Following is a summary of changes in the Company's liability for product warranties during the three months ended August 31, 2012 and 2011 (in thousands):

	Three Months Ended
	August 31,
	2012	2011

Balance at the beginning of the period	$91	$103

Accruals for warranties issued
during the period	130	55
Settlement made during the period
(in cash or in kind)	(106)	(58)

Balance at the end of the period	$115	$100

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

10.   LINE OF CREDIT

On August 25, 2011, the Company entered into a working capital credit facility agreement allowing the Company to borrow up to $1.5 million based upon qualified accounts receivable, and export-related inventory. On May 29, 2012 the credit agreement was amended to increase the borrowing limit to $2.0 million.  Each account receivable financed by the lender will bear an annual interest rate or finance charge equal to the greater of the lender's prime rate less 0.5%, or 3.50%, when the Company meets certain borrowing base requirements. If the Company does not meet the borrowing base requirements, each account receivable financed by the lender will bear an annual interest rate or finance charge equal to the greater of the lender's prime rate plus 0.75%, or 4.75%.  The applicable interest is calculated based on the full amount of the account receivable and export-related inventory provided as collateral for the actual amounts borrowed.  Depending on the composition of the collateral items, whether or not the Company meets certain borrowing base requirements and the relative cash position of the Company, the equivalent annual interest rate applied to the actual loan balances may vary from 3.89% to 8.94%, assuming that the bank’s prime rate is 4.00% or less.  At August 31, 2012 the weighted average interest rate on the outstanding loan balance was 4.33%.  The average loan balance for the first quarter of fiscal 2013 was $705,000.  The term of the agreement is one year and is collateralized by all the Company’s assets except for intellectual property.  At August 31, 2012 the Company had drawn $1,452,000 against the credit facility.  The balance available to borrow under the line at August 31, 2012 was $548,000.  The Company was in compliance with all covenants at August 31, 2012.  The credit limit on the line of credit was increased in September 2012.  See Note 12, “SUBSEQUENT EVENT”.

11.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, authoritative guidance was issued on the presentation of comprehensive income to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company adopted this guidance the first quarter of fiscal 2013.  Other than requiring additional disclosure, the adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

12.  SUBSEQUENT EVENT

         On September 11, 2012 the Company entered into the Second Amendment to Loan and Security Agreement to increase the borrowing limit under the credit facility from $2.0 million to $2.5 million.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report and with our Annual Report on Form 10-K for the fiscal year ended May 31, 2012 and the condensed consolidated financial statements and notes thereto.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

       The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, long-term service contracts, and contingencies and litigation.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  For a discussion of the critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2012.

        During the first quarter of fiscal 2013, the Company entered into an agreement with a customer to develop a next generation system. The project identifies multiple milestones and values assigned to each.  The consideration earned upon achieving the milestone is required to meet the following conditions prior to recognition: the value is commensurate with the vendor’s performance to meet the milestone, it relates solely to past performance, and it is reasonable relative to all of the deliverables and payment terms within the arrangement.

Other than recognition of revenue under the milestone method related to the development contract, we believe there have been no material changes to our critical accounting policies and estimates during the three months ended August 31, 2012 compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2012.

RESULTS OF OPERATIONS

The following table sets forth items in the Company’s unaudited condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

	Three Months Ended
	August 31
	2012	2011

Net sales	100.0%	100.0%
Cost of sales	49.2	56.4
Gross profit	50.8	43.6

Operating expenses:
Selling, general and administrative	37.0	38.8
Research and development	19.2	26.2

Total operating expenses	56.2	65.0

Loss from operations	(5.4)	(21.4)

Interest expense	(0.3)	-
Gain on sale of long-term investment	-	24.0
Other expense, net	(0.4)	(0.3)

(Loss) income before income tax (expense) benefit	(6.1)	2.3

Income tax (expense) benefit	-	0.7
Net (loss) income	(6.1)%	3.0%

THREE MONTHS ENDED AUGUST 31, 2012 COMPARED TO THREE MONTHS ENDED AUGUST 31, 2011

NET SALES.  Net sales increased to $4.8 million for the three months ended August 31, 2012 from $4.1 million for the three months ended August 31, 2011, an increase of 17.0%.  The increase in net sales for the three months ended August 31, 2012 was primarily due to an increase in net sales of the Company’s Test During Burn-in (TDBI) products, partially offset by a decrease of the Company’s wafer-level products.  Net sales of the TDBI products for the three months ended August 31, 2012 were $2.8 million, and increased approximately $1.2 million from the three months ended August 31, 2011. Net sales of the Company’s wafer-level products for the three months ended August 31, 2012 were $2.0 million, and decreased approximately $0.5 million from the three months ended August 31, 2011.

GROSS PROFIT.  Gross profit consists of net sales less cost of sales.  Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations.  Gross profit increased to $2.5 million for the three months ended August 31, 2012 from $1.8 million for the three months ended August 31, 2011, an increase of $0.7 million.  Gross profit margin, the percentage of gross profit to net sales, increased to 50.8% for the three months ended August 31, 2012 from 43.6% for the three months ended August 31, 2011.  The gross profit margin improved primarily due to the high margin net sales of an engineering development project for the three months ended August 31, 2012.

SELLING, GENERAL AND ADMINISTRATIVE.  Selling, general and administrative, or SG&A, expenses consist primarily of salaries and related costs of employees, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses increased to $1.8 million for the three months ended August 31, 2012 from $1.6 million for the three months ended August 31, 2011, an increase of 11.7%.  The increase in SG&A expenses was primarily due to an increase of $0.1 million in pre-sales support expenses.

RESEARCH AND DEVELOPMENT.  Research and development, or R&D, expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and outside services. R&D expenses decreased to $0.9 million for the three months ended August 31, 2012 from $1.1 million for the three months ended August 31, 2011, a decrease of 14.0%.  This decrease was primarily attributable to a reduction in project expenses of $42,000, outside services of $33,000 and employment related expenses of $28,000.

INTEREST EXPENSE.  Interest expense was $12,000 for the three months ended August 31, 2012 compared with nil for the three months ended August 31, 2011.

GAIN ON SALE OF LONG-TERM INVESTMENT.  During the first quarter of fiscal 2012, the Company sold its long-term investment in ESA Electronics PTE Ltd, resulting in a gain of $990,000.

OTHER EXPENSE, NET.  Other expense, net were $19,000 and $12,000 for the three months ended August 31, 2012 and 2011, respectively.

INCOME TAX (EXPENSE) BENEFIT.  Income tax expense was $2,000 for the three months ended August 31, 2012, compared with an income tax benefit of $27,000 for the three months ended August 31, 2011.  Income tax benefit was recognized in the income tax provision in the first quarter of fiscal 2012 resulting from an adjustment of a tax liability previously reported.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $0.3 million for the three months ended August 31, 2012 and $1.6 million for the three months ended August 31, 2011. For the three months ended August 31, 2012, net cash used in operating activities was primarily driven by a net loss of $0.3 million as adjusted to exclude the effect of non-cash charge of stock-based compensation expense of $0.2 million, as well as the increase in inventories of $0.6 million, partially offset by an increase in accounts payable of $0.5 million.  The increases in inventories and accounts payable were due primarily to inventory purchases to support future shipments.  For the three months ended August 31, 2011, net cash used in operating activities was primarily driven by an increase of $1.1 million in accounts receivable and a $1.0 million gain on the sale of the Company’s long-term investment, partially offset by an increase in accounts payable of $0.4 million.  The increase in accounts receivable was due to the timing of revenue generated in the first quarter of fiscal 2012.  The increase in accounts payable was due primarily to inventory purchases to support future shipments.

Net cash used in investing activities was $16,000 for the three months ended August 31, 2012 compared to net cash provided by investing activities of $1.4 million for the three months ended August 31, 2011.  The cash provided by investing activities for the three months ended August 31, 2011 was due primarily to the $1.4 million in proceeds received from the sale of the Company’s long-term investment in ESA Electronics PTE Ltd.

Financing activities provided cash of $111,000 for the three months ended August 31, 2012 and nil for the three months ended August 31, 2011.  Net cash provided by financing activities during the three months ended August 31, 2012 was primarily due the proceeds from issuance of common stock for the Employee Stock Ownership Plan and from the exercise of stock options.

The effect of exchange rates provided cash of $5,000 and $124,000 for the three months ended August 31, 2012 and 2011, respectively.  The change in cash provided was due to the fluctuation in the value of the dollar compared to foreign currencies.

As of August 31, 2012, the Company had working capital of $6.1 million.  Working capital consists of cash and cash equivalents, accounts receivable, inventory and other current assets, less current liabilities.

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

The Company anticipates that the existing cash balance together with cash flows from operations, as well as funds available through the working capital credit facility will be adequate to meet its working capital and capital equipment requirements through fiscal 2013.  Refer to Note 10, “LINE OF CREDIT”, for further discussion of the credit facility agreement.  After fiscal 2013, depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital equipment needs.  There can be no assurance that additional financing will be available when required, or if available, that such financing can be obtained on terms satisfactory to the Company.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has not entered into any off-balance sheet financing arrangements and has not established any variable interest entities.

OVERVIEW OF CONTRACTUAL OBLIGATIONS

On August 25, 2011, the Company entered into a working capital credit facility agreement allowing the Company to borrow up to $1.5 million based upon qualified U.S. based and foreign customer receivables, and export-related inventory.  On May 29, 2012 the credit agreement was amended to increase the borrowing limit to $2.0 million.  Refer to Note 10, “LINE OF CREDIT”, for further discussion of the agreement.  On September 11, 2012, the credit agreement was amended to increase the borrowing limit to $2.5 million. Refer to Note 12, “SUBSEQUENT EVENT” for further discussion of the agreement.

There have been no additional material changes in the composition, magnitude or other key characteristics of the Company's contractual obligations or other commitments as disclosed in the Company's Annual Report on Form 10-K for the year ended May 31, 2012.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company had no holdings of derivative financial or commodity instruments at August 31, 2012 or May 31, 2012.

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

In the face of the recent sustained downturn in our business and decline in our net sales, we implemented a variety of cost controls and restructured our operations with the goal of reducing our operating costs to position ourselves to more effectively meet the needs of the then weak market for test and burn-in equipment.  While we took significant steps in fiscal 2009 to minimize our expense levels and to increase the likelihood that we would have sufficient cash to support operations during the downturn from fiscal 2009 through fiscal 2012 we experienced operating losses.  Due primarily to these operating losses, we experienced cash outflows and, at August 31, 2012, had $1.9 million in cash and cash equivalents.  Should our business downturn be prolonged, and if we are unable to reduce our operating expenses sufficiently, we may require additional debt or equity financing to meet working capital or capital expenditure needs.  While we believe our existing cash balance, together with cash flows from operations, as well as funds available through our working capital credit facility, will be adequate to meet our working capital and capital equipment requirements through fiscal 2013, we cannot determine with certainty that, if needed, we will be able to raise additional funding through either equity or debt financing under these circumstances or on what terms such financing would be available.

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

Market acceptance of the ABTS family, first introduced in fiscal 2008, is subject to a number of risks.  We must complete engineering development of a next generation ABTS system in order to grow market share in the higher power logic burn-in market.  It is important that we achieve customer acceptance, satisfaction and increased market acceptance of this new ABTS product.  To date, the Company has received orders for the ABTS system from more than 12 customers worldwide.  The failure of the ABTS family to achieve increased market acceptance would have a material adverse effect on our future operating results and stock price.

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

Approximately 38% and 39% of our net sales for fiscal 2012 and 2011, respectively, were attributable to sales to customers for delivery outside of the United States.  We operate sales, service and limited manufacturing organizations in Japan and Germany and a sales and support organization in Taiwan.  We expect that sales of products for delivery outside of the United States will continue to represent a substantial portion of our future net sales.  Our future performance will depend, in significant part, upon our ability to continue to compete in foreign markets which in turn will depend, in part, upon a continuation of current trade relations between the United States and foreign countries in which semiconductor manufacturers or assemblers have operations.  A change toward more protectionist trade legislation in either the United States or such foreign countries, such as a change in the current tariff structures, export compliance or other trade policies, could adversely affect our ability to sell our products in foreign markets.  In addition, we are subject to other risks associated with doing business internationally, including longer receivable collection periods and greater difficulty in accounts receivable collection, the burden of complying with a variety of foreign laws, difficulty in staffing and managing global operations, risks of civil disturbance or other events which may limit or disrupt markets, international exchange restrictions, changing political conditions and monetary policies of foreign governments.

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

Aehr Test Systems
(Registrant)

Date: October 12, 2012	/s/ GAYN ERICKSON
Gayn Erickson
President and Chief Executive Officer

Date: October 12, 2012	/s/ GARY L. LARSON
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

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101. INS	XBRL Instance Document**
101. SCH	XBRL Taxonomy Extension Schema Document**
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101. LAB	XBRL Taxonomy Extension Label Linkbase Document**
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
________________

(1) Incorporated by reference to the same-numbered exhibit previously filed with the Company's Registration Statement on Form S-1 filed June 11, 1997 (File No. 333-28987).

(2) Incorporated by reference to Exhibit No. 3.1 previously filed with the Company’s Current Report on Form 8-K filed January 9, 2012 (File No. 000-22893).

*This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

**In accordance with Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.