Form 10-Q
period 2012-11-30
AEHR TEST SYSTEMS
filed 2013-01-11
CIK 1040470

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012.

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

Number of shares of common stock, $0.01 par value, outstanding at December 31, 2012 was 9,362,987.

FORM 10-Q

FOR THE QUARTER ENDED NOVEMBER 30, 2012

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	November 30,	May 31,
	2012	2012
		(1)
ASSETS
Current assets:
Cash and cash equivalents	$1,192	$2,073
Accounts receivable, net of allowances for
doubtful accounts of $44 and $39 at
November 30, 2012 and May 31, 2012, respectively	2,899	2,588
Inventories	6,444	6,070
Prepaid expenses and other	390	197

Total current assets	10,925	10,928

Property and equipment, net	358	510
Other assets	169	175

Total assets	$11,452	$11,613

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Line of credit	$1,685	$1,408
Accounts payable	1,461	1,507
Accrued expenses	1,611	1,385
Deferred revenue	594	555

Total current liabilities	5,351	4,855

Income tax payable	114	125
Deferred lease commitment	142	179

Total liabilities	5,607	5,159

Aehr Test Systems shareholders' equity:
Common stock, $0.01 par value:
Issued and outstanding: 9,363 shares and
9,135 shares at November 30, 2012 and
May 31, 2012, respectively	94	91
Additional paid-in capital	49,093	48,622
Accumulated other comprehensive income	2,482	2,458
Accumulated deficit	(45,802)	(44,695)

Total Aehr Test Systems shareholders' equity	5,867	6,476
Noncontrolling interest	(22)	(22)

Total shareholders' equity	5,845	6,454

Total liabilities and shareholders' equity	$11,452	$11,613

(1)	The condensed consolidated balance sheet at May 31, 2012 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)
	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2012	2011	2012	2011

Net sales	$5,054	$3,860	$9,886	$7,990
Cost of sales	2,791	2,732	5,167	5,060
Gross profit	2,263	1,128	4,719	2,930

Operating expenses:
Selling, general and administrative	2,068	1,528	3,857	3,129
Research and development	962	1,039	1,892	2,121
Total operating expenses	3,030	2,567	5,749	5,250

Loss from operations	(767)	(1,439)	(1,030)	(2,320)

Interest expense	(13)	--	(25)	--
Gain on sale of long-term investment	--	--	--	990
Other (expense) income, net	(15)	58	(34)	46

Loss before income tax
(expense) benefit	(795)	(1,381)	(1,089)	(1,284)

Income tax (expense) benefit	(16)	8	(18)	35

Net loss	(811)	(1,373)	(1,107)	(1,249)

Less: Net income attributable
to the noncontrolling interest	--	--	--	--

Net loss attributable to Aehr
Test Systems common shareholders	$(811)	$(1,373)	$(1,107)	$(1,249)

Net loss per share – basic	$(0.09)	$(0.15)	$(0.12)	$(0.14)
Net loss per share – diluted	$(0.09)	$(0.15)	$(0.12)	$(0.14)

Shares used in per share calculations:
Basic	9,300	8,980	9,233	8,956
Diluted	9,300	8,980	9,233	8,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2012	2011	2012	2011

Net loss	$(811)	$(1,373)	$(1,107)	$(1,249)

Other comprehensive income, net of tax:
Foreign currency translation gain (loss)	9	(84)	24	(50)

Total comprehensive loss	(802)	(1,457)	(1,083)	(1,299)

Less: Comprehensive income attributable to
noncontrolling interest	--	--	--	--

Comprehensive loss, attributable to
Aehr Test Systems	$(802)	$(1,457)	$(1,083)	$(1,299)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	November 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,107)	$(1,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	226	337
Provision for doubtful accounts	5	8
Gain on sale of long-term investment	--	(990)
Depreciation and amortization	170	268
Changes in operating assets and liabilities:
Accounts receivable	(297)	(661)
Inventories	(304)	(622)
Prepaid expenses and other	(193)	(60)
Accounts payable	54	483
Accrued expenses and deferred revenue	240	151
Income tax payable	14	(55)
Deferred lease commitment, net of current	(37)	(29)
Net cash used in
operating activities	(1,229)	(2,419)

Cash flows from investing activities:
Proceeds from sale of investments	--	1,375
Purchase of property and equipment	(21)	(18)
Net cash (used in) provided by
investing activities	(21)	1,357

Cash flows from financing activities:
Line of credit borrowings, net	277	--
Proceeds from issuance of common stock
and exercise of stock options	180	114
Net cash provided by
financing activities	457	114

Effect of exchange rates on cash	(88)	54

Net decrease in cash and
cash equivalents	(881)	(894)

Cash and cash equivalents, beginning of period	2,073	4,020

Cash and cash equivalents, end of period	$1,192	$3,126

Supplemental disclosure of non-cash flow information:
Net change in capitalized share-based compensation	$67	--

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

In the opinion of management, the unaudited condensed consolidated financial statements for the interim periods presented reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the condensed consolidated financial position and results of operations as of and for such periods indicated.  These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in Aehr Test Systems' Annual Report on Form 10-K for the fiscal year ended May 31, 2012.  Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

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

SIGNIFICANT ACCOUNTING POLICIES.  The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2012.  During the first quarter of fiscal 2013, the Company entered into an agreement with a customer to develop a next generation system. The project identifies multiple milestones with values assigned to each.  The consideration earned upon achieving the milestone is required to meet the following conditions prior to recognition: (i) the value is commensurate with the vendor’s performance to meet the milestone, (ii) it relates solely to past performance, (iii) and it is reasonable relative to all of the deliverables and payment terms within the arrangement.

Other than recognition of revenue under the milestone method related to the development contract described above, the Company has not otherwise materially changed its significant accounting policies.

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

The following table summarizes compensation costs related to the Company’s stock-based compensation for the three and six months ended November 30, 2012 and 2011, respectively (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2012	2011	2012	2011
Stock-based compensation in the form of employee stock options and ESPP shares, included in:
Cost of sales	$7	$27	$17	$46
Selling, general and administrative	66	95	156	188
Research and development	26	50	53	103
Total stock-based compensation	$99	$172	$226	$337

As of November 30, 2012, stock-based compensation costs of $67,000 were capitalized as part of inventory.  There was no stock-based compensation costs capitalized as part of inventory at November 30, 2011.

During the three months ended November 30, 2012 and 2011, the Company recorded stock-based compensation related to stock options of $83,000 and $134,000, respectively.  During the six months ended November 30, 2012 and 2011, the Company recorded stock-based compensation related to stock options of $192,000 and $289,000, respectively.

As of November 30, 2012, the total unrecognized stock-based compensation cost related to unvested stock-based awards under the Company’s 1996 Stock Option Plan and 2006 Equity Incentive Plan was approximately $1,016,000, which is net of estimated forfeitures of $3,000.  This cost will be amortized over the remaining service period of the underlying options.  The weighted average period is approximately 3.1 years.

During the three months ended November 30, 2012 and 2011, the Company recorded stock-based compensation related to the ESPP of $16,000 and $38,000, respectively.  During the six months ended November 30, 2012 and 2011, the Company recorded stock-based compensation related to the ESPP of $34,000 and $48,000, respectively.

As of November 30, 2012, the total compensation cost related to options to purchase the Company’s common stock under the ESPP but not yet recognized was approximately $28,000.  This cost will be amortized on a straight-line basis over a weighted average period of approximately 0.7 years.

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

Fair Value.  The fair value of the Company’s stock options granted to employees for the three and six months ended November 30, 2012 and 2011 were estimated using the following weighted average assumptions in the Black-Scholes option valuation model.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2012	2011	2012	2011
Option Plan Shares
Expected Term (in years)	5	5	5	5
Volatility	0.93	0.81	0.91	0.81
Expected Dividend	$0.00	$0.00	$0.00	$0.00
Risk-free Interest Rates	0.64%	1.01%	0.72%	1.51%
Estimated Forfeiture Rate	0.25%	0.25%	0.25%	0.25%
Weighted Average Grant Date Fair Value	$0.57	$0.57	$0.79	$0.78

The fair values of the ESPP shares granted for the three and six months ended November 30, 2011 were estimated using the following weighted-average assumptions:

	Three Months Ended	Six Months Ended
	November 30, 2011	November 30, 2011
Employee Stock Purchase Plan Shares
Expected Term (in years)	0.5-2.0	0.5-2.0
Volatility	0.79-0.98	0.79-0.98
Expected Dividend	$0.00	$0.00
Risk-free Interest Rates	0.1%-1.1%	0.1%-1.1%
Estimated Forfeiture Rate	0%	0%
Weighted Average Grant Date Fair Value	$0.40	$0.40

There were no ESPP shares granted for the three and six months ended November 30, 2012.

The following table summarizes the stock option transactions during the three and six months ended November 30, 2012 (in thousands, except per share data):

		Outstanding Options
			Weighted
		Number	Average	Aggregate
	Available	of	Exercise	Intrinsic
	Shares	Shares	Price	Value
Balances, May 31, 2012	839	2,957	$2.40	$587

Options granted	(439)	439	$1.28
Options terminated	402	(402)	$4.48
Plan shares expired	(180)	--
Options exercised	--	(101)	$0.67

Balances, August 31, 2012	622	2,893	$2.00	$340

Additional shares reserved	1,185	--
Options granted	(180)	180	$0.81
Options terminated	91	(91)	$3.92

Balances, November 30, 2012	1,718	2,982	$1.87	$167

Options fully vested and expected to
vest at November 30, 2012		2,923	$1.87	$163

Options exercisable at November 30, 2012		1,603	$2.50	$51

The options outstanding and exercisable at November 30, 2012 were in the following exercise price ranges (in thousands, except per share data):

	Options Outstanding at November 30, 2012			Options Excercisable at November 30, 2012
Range of Exercise Prices	Number Outstanding Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.59-$0.97	1,135	4.54	$0.75	638	3.07	$0.82
$1.10-$2.52	1,606	4.29	$1.57	724	2.93	$1.79
$6.00-$9.30	127	0.57	$8.34	127	0.57	$8.34
$9.94-$9.94	114	0.56	$9.94	114	0.56	$9.94
$0.59-$9.94	2,982	4.08	$1.87	1,603	2.63	$2.50	$51

The total intrinsic value of options exercised during the three and six months ended November 30, 2012 was $0 and $42,000, respectively.  The total intrinsic value of options exercised during the three and six months ended November 30, 2011 was $0.  The weighted average remaining contractual life of the options exercisable and expected to be exercisable at November 30, 2012 was 4.1 years.

3.  EARNINGS PER SHARE

Earnings per share is computed based on the weighted average number of common and common equivalent shares (common stock options and ESPP shares) outstanding, when dilutive, during each period using the treasury stock method.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)

Numerator: Net loss	$(811)	$(1,373)	$(1,107)	$(1,249)

Denominator for basic net loss
per share:
Weighted-average shares outstanding	9,300	8,980	9,233	8,956

Shares used in basic net loss
per share calculation	9,300	8,980	9,233	8,956
Effect of dilutive securities	--	--	--	--

Denominator for diluted net loss
per share	9,300	8,980	9,233	8,956

Basic net loss per share	$(0.09)	$(0.15)	$(0.12)	$(0.14)

Diluted net loss per share	$(0.09)	$(0.15)	$(0.12)	$(0.14)

For the purpose of computing diluted earnings per share, weighted average potential common shares do not include stock options with an exercise price greater than the average fair value of the Company’s common stock for the period, as the effect would be anti-dilutive.  Potential common shares have not been included in the calculation of diluted net loss per share as the effect would be anti-dilutive.  As such, the numerator and the denominator used in computing both basic and diluted net loss per share are the same.  Stock options to purchase 2,982,000 shares of common stock were outstanding on November 30, 2012, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive.  Stock options to purchase 2,356,000 shares of common stock were outstanding on November 30, 2011, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of November 30, 2012 (in thousands):

	Balance as of
	November 30, 2012	Level 1	Level 2	Level 3
Money market funds	$2	$2	$--	$--

Assets	$2	$2	$--	$--

Liabilities	$--	$--	$--	$--

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2012 (in thousands):

	Balance as of
	May 31, 2012	Level 1	Level 2	Level 3
Money market funds	$2	$2	$--	$--

Assets	$2	$2	$--	$--

Liabilities	$--	$--	$--	$--

As of November 30, 2012 and May 31, 2012, the Company did not have any assets or liabilities with significant other observable inputs (Level 2), and significant unobservable market values that would require a high level of judgment to determine fair value (Level 3 assets).

The Company has at times invested in debt and equity of private companies, and may do so again in the future, as part of its business strategy.  These investments are carried at cost and are included in “Other Assets” in the consolidated balance sheets.  If the Company determines that an other-than-temporary decline exists in the fair value of an investment, the Company writes down the investment to its fair value and records the related write-down as an investment loss in “Other Income (Expense), net” in its consolidated statements of operations.  During the first quarter of fiscal 2012, the Company sold its long-term investment in ESA Electronics PTE Ltd for proceeds of approximately $1.4 million, resulting in a gain of $990,000.

5.  ACCOUNTS RECEIVABLE, NET

Accounts receivable represents customer trade receivables and is presented net of allowances for doubtful accounts of $44,000 at November 30, 2012 and $39,000 at May 31, 2012.  Accounts receivable are derived from the sale of products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies.  The Company’s allowance for doubtful accounts is based upon historical experience and review of trade receivables by aging category to identify specific customers with known disputes or collection issues.  Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received.

6.  INVENTORIES

Inventories are comprised of the following (in thousands):

	November 30,	May 31,
	2012	2012
Raw materials and sub-assemblies	$3,709	$3,218
Work in process	2,718	2,657
Finished goods	17	195
	$6,444	$6,070

7.  SEGMENT INFORMATION

The Company operates in one reportable segment: the design, manufacture and marketing of advanced test and burn-in products to the semiconductor manufacturing industry.

The following presents information about the Company’s operations in different geographic areas.  Net sales are based upon ship-to location.

	United
(in thousands)	States	Asia	Europe	Total
Three months ended November 30, 2012:
Net sales	$701	$4,016	$337	$5,054
Property and equipment, net	293	64	1	358

Six months ended November 30, 2012:
Net sales	$3,995	$5,358	$533	$9,886
Property and equipment, net	293	64	1	358

Three months ended November 30, 2011:
Net sales	$2,054	$1,370	$436	$3,860
Property and equipment, net	630	71	6	707

Six months ended November 30, 2011:
Net sales	$4,892	$2,187	$911	$7,990
Property and equipment, net	630	71	6	707

The Company’s foreign operations are primarily those of its Japanese and German subsidiaries.  Substantially all of the sales of the subsidiaries are made to unaffiliated Japanese or European customers.  Net sales from outside the United States include those of Aehr Test Systems Japan K.K. and Aehr Test Systems GmbH.

Sales to the Company’s five largest customers accounted for approximately 85% and 81% of its net sales in the three and six months ended November 30, 2012, respectively.  Five customers accounted for approximately 28%, 18%, 17%, 12% and 10% of the Company’s net sales in the three months ended November 30, 2012. Three customers accounted for approximately 27%, 24% and 14% of the Company’s net sales in the six months ended November 30, 2012.  Sales to the Company’s five largest customers accounted for approximately 90% and 84% of its net sales in the three and six months ended November 30, 2011, respectively.  Three customers accounted for approximately 38%, 21% and 17% of the Company’s net sales in the three months ended November 30, 2011. Three customers accounted for approximately 46%, 13% and 10% of the Company’s net sales in the six months ended November 30, 2011. No other customers represented more than 10% of the Company’s net sales for either fiscal 2012 or fiscal 2011.

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

Following is a summary of changes in the Company's liability for product warranties during the three and six months ended November 30, 2012 and 2011 (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2012	2011	2012	2011

Balance at the beginning of the period	$115	$100	$91	$103

Accruals for warranties issued
during the period	120	86	250	141

Settlement made during the period
(in cash or in kind)	(61)	(57)	(167)	(115)

Balance at the end of the period	$174	$129	$174	$129

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

10. LINE OF CREDIT

On August 25, 2011, the Company entered into a working capital credit facility agreement allowing the Company to borrow up to $1.5 million based upon qualified accounts receivable, and export-related inventory. On May 29, 2012 the credit agreement was amended to increase the borrowing limit to $2.0 million.  On September 11, 2012 the Company entered into the Second Amendment to Loan and Security Agreement to increase the borrowing limit under the credit facility from $2.0 million to $2.5 million.  Each account receivable financed by the lender will bear an annual interest rate or finance charge equal to the greater of the lender's prime rate less 0.5%, or 3.50%, when the Company meets certain borrowing base requirements. If the Company does not meet the borrowing base requirements, each account receivable financed by the lender will bear an annual interest rate or finance charge equal to the greater of the lender's prime rate plus 0.75%, or 4.75%.  The applicable interest is calculated based on the full amount of the account receivable and export-related inventory provided as collateral for the actual amounts borrowed.  Depending on the composition of the collateral items, whether or not the Company meets certain borrowing base requirements and the relative cash position of the Company, the equivalent annual interest rate applied to the actual loan balances may vary from 3.89% to 8.94%, assuming that the bank’s prime rate is 4.00% or less.  At November 30, 2012 the weighted average interest rate on the outstanding loan balance was 3.95%.  The average loan balance for the three and six months of fiscal 2013 was $1,381,000 and $1,043,000, respectively.  The line of credit is collateralized by all the Company’s assets except for intellectual property, and has a maturity date of August 23, 2013.  At November 30, 2012 the Company had drawn $1,685,000 against the credit facility.  The balance available to borrow under the line at November 30, 2012 was $815,000.  The Company was in compliance with all covenants at November 30, 2012.

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

12. SUBSEQUENT EVENTS

Pursuant to the requirements of NASDAQ, if a company’s stock price is below $1 per share for 30 consecutive trading days (the "Bid Price Rule"), NASDAQ will notify the company that it is no longer in compliance with the NASDAQ listing qualifications. On December 26, 2012, the Company received notice from NASDAQ that it was no longer in compliance with the Bid Price Rule.   The Company will be provided 180 calendar days, or until June 24, 2013, to regain compliance with the Bid Price Rule.  The Company may regain compliance with the Bid Price Rule if the bid price of the Common Stock closes at $1.00 per share or more for a minimum of 10 consecutive business days at any time before June 24, 2013.

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

During the first quarter of fiscal 2013, the Company entered into an agreement with a customer to develop a next generation system. The project identifies multiple milestones with values assigned to each.  The consideration earned upon achieving the milestone is required to meet the following conditions prior to recognition: (i) the value is commensurate with the vendor’s performance to meet the milestone, (ii) it relates solely to past performance, (iii) and it is reasonable relative to all of the deliverables and payment terms within the arrangement.

Other than recognition of revenue under the milestone method related to the development contract described above, we believe there have been no material changes to our critical accounting policies and estimates during the six months ended November 30, 2012 compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2012.

RESULTS OF OPERATIONS

The following table sets forth items in the Company’s unaudited condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2012	2011	2012	2011

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.2	70.8	52.3	63.3
Gross profit	44.8	29.2	47.7	36.7

Operating expenses:
Selling, general and administrative	41.0	39.6	39.0	39.2
Research and development	19.0	26.9	19.1	26.5

Total operating expenses	60.0	66.5	58.1	65.7

Loss from operations	(15.2)	(37.3)	(10.4)	(29.0)

Interest expense	(0.2)	--	(0.3)	--
Gain on sale of long-term investment	--	--	--	12.4
Other (expense) income, net	(0.3)	1.5	(0.3)	0.6

Loss before income tax
(expense) benefit	(15.7)	(35.8)	(11.0)	(16.0)

Income tax (expense) benefit	(0.3)	0.2	(0.2)	0.4
Net loss	(16.0)%	(35.6)%	(11.2)%	(15.6)%

THREE MONTHS ENDED NOVEMBER 30, 2012 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2011

NET SALES.  Net sales increased to $5.1 million for the three months ended November 30, 2012 from $3.9 million for the three months ended November 30, 2011, an increase of 30.9%.  The increase in net sales for the three months ended November 30, 2012 was primarily due to an increase in net sales of the Company’s Test During Burn-in (TDBI) products, partially offset by a decrease of the Company’s wafer-level products.  Net sales of the TDBI products for the three months ended November 30, 2012 were $4.4 million, and increased approximately $2.6 million from the three months ended November 30, 2011.  Net sales of the Company’s wafer-level products for the three months ended November 30, 2012 were $0.6 million, and decreased approximately $1.2 million from the three months ended November 30, 2011.

GROSS PROFIT.  Gross profit consists of net sales less cost of sales.  Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations.  Gross profit increased to $2.3 million for the three months ended November 30, 2012 from $1.1 million for the three months ended November 30, 2011, an increase of 100.6%.  Gross profit margin increased to 44.8% for the three months ended November 30, 2012 from 29.2% for the three months ended November 30, 2011.  The increase in gross profit margin was primarily the result of a change in mix of product sales, and manufacturing efficiencies due to an increase in net sales noted above.

SELLING, GENERAL AND ADMINISTRATIVE.  Selling, general and administrative, or SG&A, expenses consist primarily of salaries and related costs of employees, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses increased to $2.1 million for the three months ended November 30, 2012 from $1.5 million for the three months ended November 30, 2011, an increase of 35.3%.  The increase in SG&A expenses was primarily due to an increase of $0.2 million in pre-sales support expenses, and $0.2 million sales commission to outside sales representatives.

RESEARCH AND DEVELOPMENT.  Research and development, or R&D, expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses remained unchanged at $1.0 million for the three months ended November 30, 2012 compared with the three months ended November 30, 2011.

INTEREST EXPENSE.  Interest expense increased to $13,000 for the three months ended November 30, 2012 from nil for the three months ended November 30, 2011 primarily as a result of borrowings on the line of credit.

OTHER (EXPENSE) INCOME, NET.  Other expense, net was $15,000 for the three months ended November 30, 2012, compared with other income, net of $58,000 for the three months ended November 30, 2011.  The change between other expense and other income was due primarily to gains and losses realized in connection with foreign exchange rate fluctuations during the referenced periods.

INCOME TAX (EXPENSE) BENEFIT.  Income tax expense was $16,000 for the three months ended November 30, 2012, compared with an income tax benefit of $8,000 for the three months ended November 30, 2011.  An income tax benefit was recognized in the second quarter of fiscal 2012 resulting from an adjustment of a tax liability previously reported.

SIX MONTHS ENDED NOVEMBER 30, 2012 COMPARED TO SIX MONTHS ENDED NOVEMBER 30, 2011

NET SALES.  Net sales increased to $9.9 million for the six months ended November 30, 2012 from $8.0 million for the six months ended November 30, 2011, an increase of 23.7%.  The increase in net sales for the six months ended November 30, 2012 resulted primarily from an increase in net sales of the Company’s Test During Burn-in (TDBI) products, partially offset by a decrease of the Company’s wafer-level products.  Net sales of the TDBI products for the six months ended November 30, 2012 were $7.2 million, and increased approximately $3.8 million from the six months ended November 30, 2011.  Net sales of the Company’s wafer-level products for the six months ended November 30, 2012 were $2.5 million, and decreased approximately $1.7 million from the six months ended November 30, 2011.

GROSS PROFIT.  Gross profit increased to $4.7 million for the six months ended November 30, 2012 from $2.9 million for the six months ended November 30, 2011, an increase of 61.1%.  Gross profit margin increased to 47.7% for the six months ended November 30, 2012 from 36.7% for the six months ended November 30, 2011.  The increase in gross profit margin was primarily the result of a change in mix of product sales, the impact in the first quarter of fiscal 2013 of development revenues for work previously performed, and manufacturing efficiencies due to an increase in net sales.

SELLING, GENERAL AND ADMINISTRATIVE.  SG&A expenses increased to $3.9 million for the six months ended November 30, 2012 from $3.1 million for the six months ended November 30, 2011, an increase of 23.3%.  The increase in SG&A expenses was primarily due to an increase of $0.3 million in pre-sales support expenses, and $0.2 million sales commission to outside sales representatives.

RESEARCH AND DEVELOPMENT.  R&D expenses decreased to $1.9 million for the six months ended November 30, 2012 from $2.1 million for the six months ended November 30, 2011, a decrease of 10.8%.  This decrease was primarily attributable to a reduction in development projects.

INTEREST EXPENSE.  Interest expense increased to $25,000 for the six months ended November 30, 2012 from nil for the six months ended November 30, 2011 primarily as a result of borrowings on the line of credit.

GAIN ON SALE OF LONG-TERM INVESTMENT.  During the first quarter of fiscal 2012, the Company sold its long-term investment in ESA Electronics PTE Ltd, resulting in a gain of $990,000.

OTHER (EXPENSE) INCOME, NET.  Other expense, net was $34,000 for the six months ended November 30, 2012, compared with other income, net of $46,000 for the six months ended November 30, 2011.  The change between other expense and other income was due primarily to gains and losses realized in connection with foreign exchange rate fluctuations during the referenced periods.

INCOME TAX (EXPENSE) BENEFIT.  Income tax expense was $18,000 for the six months ended November 30, 2012, compared with income tax benefit of $35,000 for the six months ended November 30, 2011.  An income tax benefit was recognized in the six months ended November 30, 2011 resulting from an adjustment of a tax liability previously reported.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1.2 million for the six months ended November 30, 2012 and $2.4 million for the six months ended November 30, 2011.  For the six months ended November 30, 2012, net cash used in operating activities was primarily the result of the net loss of $1.1 million as adjusted to exclude the effect of non-cash charges including stock-based compensation expense of $0.2 million and depreciation and amortization of $0.2 million, as well as increases in accounts receivable of $0.3 million and inventories of $0.3 million.  The increase in accounts receivable was primarily due to an increase in revenues for the six months ended November 30, 2012 compared to the same period in the prior fiscal year.  The increase in inventories was to support future shipments for customer orders.  For the six months ended November 30, 2011, net cash used in operating activities was primarily driven by a net loss of $1.2 million, a $990,000 gain on the sale of the Company’s long-term investment, increases in accounts receivable of $0.7 million and inventories of $0.6 million, partially offset by an increase in accounts payable of $0.5 million.  The increase in accounts receivable was primarily due to an increase in revenues for the six months ended November 30, 2011 compared to the same period in the prior fiscal year.  The increase in inventories was to support future shipments for customer orders.  The increase in accounts payable was due primarily to inventory purchases to support future shipments.

Net cash used in investing activities was $21,000 for the six months ended November 30, 2012 compared to $1.4 million net cash provided for the six months ended November 30, 2011.  The cash provided by investing activities for the six months ended November 30, 2011 was due primarily to the $1.4 million in proceeds received from the sale of the Company’s long-term investment in ESA Electronics PTE Ltd.

Financing activities provided cash of $457,000 for the six months ended November 30, 2012 and $114,000 for the six months ended November 30, 2011.  Net cash provided by financing activities during the six months ended November 30, 2012 was due primarily to net borrowings under the line of credit of $277,000 and $180,000 due to proceeds from issuance of common stock for the ESPP, the Employee Stock Ownership Plan and from the exercise of stock options.  Net cash provided by financing activities during the six months ended November 30, 2011 was due primarily to proceeds from issuance of common stock for the ESPP, the Employee Stock Ownership Plan and from the exercise of stock options.

The effect of exchange rates used cash of $88,000 for the six months ended November 30, 2012 and provided cash of $54,000 for the six months ended November 30, 2011.  The change in cash provided or used was due to the fluctuation in the value of the dollar compared to foreign currencies.

As of November 30, 2012, the Company had working capital of $5.6 million.  Working capital consists of cash and cash equivalents, accounts receivable, inventory and other current assets, less current liabilities.

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

OVERVIEW OF CONTRACTUAL OBLIGATIONS

On August 25, 2011, the Company entered into a working capital credit facility agreement allowing the Company to borrow up to $1.5 million based upon qualified U.S. based and foreign customer receivables, and export-related inventory.  On May 29, 2012, the credit agreement was amended to increase the borrowing limit to $2.0 million.  On September 11, 2012, the credit agreement was amended to increase the borrowing limit to $2.5 million.  The maturity date of the loan is August 23, 2013. Refer to Note 10, “LINE OF CREDIT”, for further discussion of the agreement.

There have been no additional material changes in the composition, magnitude or other key characteristics of the Company's contractual obligations or other commitments as disclosed in the Company's Annual Report on Form 10-K for the year ended May 31, 2012.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company had no holdings of derivative financial or commodity instruments at November 30, 2012 or May 31, 2012.

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

In the face of the recent sustained downturn in our business and decline in our net sales, we implemented a variety of cost controls and restructured our operations with the goal of reducing our operating costs to position ourselves to more effectively meet the needs of the then weak market for test and burn-in equipment.  While we took significant steps in fiscal 2009 to minimize our expense levels and to increase the likelihood that we would have sufficient cash to support operations during the downturn, from fiscal 2009 through fiscal 2012 we experienced operating losses.  Due primarily to these operating losses, we experienced cash outflows and, at November 30, 2012, had $1.2 million in cash and cash equivalents.  Should our business downturn be prolonged, and if we are unable to reduce our operating expenses sufficiently, we may require additional debt or equity financing to meet working capital or capital expenditure needs.  While we believe our existing cash balance, together with cash flows from operations, as well as funds available through our working capital credit facility, will be adequate to meet our working capital and capital equipment requirements through fiscal 2013, we cannot determine with certainty that, if needed, we will be able to raise additional funding through either equity or debt financing under these circumstances or on what terms such financing would be available.

The Company may not meet the listing requirements of the NASDAQ markets which could cause our stock to be delisted.

Pursuant to the requirements of NASDAQ, if a company’s stock price is below $1 per share for 30 consecutive trading days, NASDAQ will notify the company that it is no longer in compliance with the NASDAQ Bid Price Rule listing qualification.  If a company is not in compliance with the Bid Price Rule, the company will have 180 calendar days to regain compliance.  The company may regain compliance with the Bid Price Rule if the bid price of the Common Stock closes at $1.00 per share or more for a minimum of 10 consecutive business days at any time during the 180 day cure period.  On December 26, 2012, the Company received notice from NASDAQ that it was no longer in compliance with the Bid Price Rule.   The Company will be provided 180 calendar days, or until June 24, 2013, to regain compliance with the Bid Price Rule. On November 2, 2011, the Company received notice from NASDAQ that it was no longer in compliance with the Bid Price Rule.  The Company subsequently regained compliance on April 16, 2012.  Additionally, on September 15, 2009, the Company received notice from NASDAQ that it was no longer in compliance with the Bid Price Rule.  The Company regained compliance on September 30, 2009.  There can be no assurance that the Company will remain compliant with the Bid Price Rule.

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

There can be no assurance that the Company will regain compliance with the Bid Price Rule, and that it will maintain compliance with the other listing requirements of the NASDAQ Capital Market, or that it will not be delisted.

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

Aehr Test Systems (Registrant)

Date: January 11, 2013	/s/ GAYN ERICKSON
Gayn Erickson
President and Chief Executive
Officer

Date: January 11, 2013	/s/ GARY L. LARSON
Gary L. Larson
Vice President of Finance and
Chief Financial Officer

AEHR TEST SYSTEMS
INDEX TO EXHIBITS

Exhibit No.	Description

3.1(1)	Restated Articles of Incorporation of the Company.

3.2(2)	Amended and Restated Bylaws of the Company.

10.29(3)	Second Amendment to Loan and Security Agreement dated September 11, 2012 by and between the Company and Silicon Valley Bank.

10.30(4)	Second Amendment to Export-Import Bank Loan and Security Agreement dated September 11, 2012 by and between the Company and Silicon Valley Bank.

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

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
_________________
(1) Incorporated by reference to the same-numbered exhibit previously filed with the Company's Registration Statement on Form S-1 filed June 11, 1997 (File No. 333-28987).

(2) Incorporated by reference to Exhibit No. 3.1 previously filed with the Company’s Current Report on Form 8-K filed January 9, 2012 (File No. 000-22893).

(3) Incorporated by reference to Exhibit No. 10.1 previously filed with the Company’s Current Report on Form 8-K filed September 14, 2012 (File No. 000-22893).

(4) Incorporated by reference to Exhibit No. 10.2 previously filed with the Company’s Current Report on Form 8-K filed September 14, 2012 (File No. 000-22893).

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