Form 10-Q
period 2013-02-28
AEHR TEST SYSTEMS
filed 2013-04-12
CIK 1040470

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 28, 2013.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to ________ .

Commission file number: 000-22893.

AEHR TEST SYSTEMS
(Exact name of Registrant as specified in its charter)

CALIFORNIA	94-2424084
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 KATO TERRACE FREMONT, CA	94539
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☑

Number of shares of common stock, $0.01 par value, outstanding at March 31, 2013 was 10,520,987.

FORM 10-Q

FOR THE QUARTER ENDED FEBRUARY 28, 2013

INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	February 28,	May 31,
	2013	2012
		(1)
ASSETS
Current assets:
Cash and cash equivalents	$1,381	$2,073
Accounts receivable, net of allowances for doubtful accounts of $24 and $39 at February 28, 2013 and May 31, 2012, respectively	1,570	2,588
Inventories	5,722	6,070
Prepaid expenses and other	205	197

Total current assets	8,878	10,928

Property and equipment, net	378	510
Other assets	159	175

Total assets	$9,415	$11,613

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Line of credit	$1,215	$1,408
Accounts payable	1,517	1,507
Accrued expenses	1,554	1,385
Deferred revenue, short-term	238	555

Total current liabilities	4,524	4,855

Income tax payable	115	125
Deferred lease commitment	122	179
Deferred revenue, long-term	122	--

Total liabilities	4,883	5,159

Aehr Test Systems shareholders' equity:
Common stock, $0.01 par value:
Issued and outstanding: 9,363 shares and 9,135 shares at February 28, 2013 and May 31, 2012, respectively	94	91
Additional paid-in capital	49,251	48,622
Accumulated other comprehensive income	2,469	2,458
Accumulated deficit	(47,261)	(44,695)

Total Aehr Test Systems shareholders' equity	4,553	6,476

Noncontrolling interest	(21)	(22)

Total shareholders' equity	4,532	6,454

Total liabilities and shareholders' equity	$9,415	$11,613

(1)  The condensed consolidated balance sheet at May 31, 2012 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012

Net sales	$3,340	$2,855	$13,226	$10,845
Cost of sales	2,575	1,747	7,742	6,807
Gross profit	765	1,108	5,484	4,038

Operating expenses:
Selling, general and administrative	1,511	1,525	5,368	4,654
Research and development	685	933	2,577	3,054
Total operating expenses	2,196	2,458	7,945	7,708

Loss from operations	(1,431)	(1,350)	(2,461)	(3,670)

Interest expense	(18)	--	(43)	--
Gain on sale of long-term investment	--	--	--	990
Other (expense) income, net	(9)	7	(43)	53

Loss before income tax (expense) benefit	(1,458)	(1,343)	(2,547)	(2,627)

Income tax (expense) benefit	--	(18)	(18)	17

Net loss	(1,458)	(1,361)	(2,565)	(2,610)

Less: Net income attributable to the noncontrolling interest	--	--	--	1

Net loss attributable to Aehr Test Systems common shareholders	$(1,458)	$(1,361)	$(2,565)	$(2,611)

Net loss per share – basic	$(0.16)	$(0.15)	$(0.28)	$(0.29)
Net loss per share – diluted	$(0.16)	$(0.15)	$(0.28)	$(0.29)

Shares used in per share calculations:
Basic	9,363	9,055	9,276	8,989
Diluted	9,363	9,055	9,276	8,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012

Net loss	$(1,458)	$(1,361)	$(2,565)	$(2,610)

Other comprehensive (loss) income, net of tax:

Foreign currency translation gain (loss)	(13)	(24)	11	(74)

Total comprehensive loss	(1,471)	(1,385)	(2,554)	(2,684)

Less: Comprehensive income attributable to noncontrolling interest	--	--	--	1

Comprehensive loss, attributable to Aehr Test Systems	$(1,471)	$(1,385)	$(2,554)	$(2,685)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	February 28,	February 29,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,565)	$(2,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	427	519
Provision for doubtful accounts	(15)	(9)
Gain on sale of long-term investment	--	(990)
Depreciation and amortization	247	388
Changes in operating assets and liabilities:
Accounts receivable	951	535
Inventories	375	(694)
Prepaid expenses and other	(11)	(90)
Accounts payable	379	106
Accrued expenses and deferred revenue	(49)	(274)
Income tax payable	15	(44)
Deferred lease commitment	(57)	(43)
Net cash used in operating activities	(303)	(3,206)

Cash flows from investing activities:
Proceeds from sale of investments	--	1,375
Purchase of property and equipment	(126)	(20)
Net cash (used in) provided by investing activities	(126)	1,355

Cash flows from financing activities:
Line of credit (repayments) borrowings, net	(193)	716
Proceeds from issuance of common stock and exercise of stock options	180	114
Net cash (used in) provided by financing activities	(13)	830

Effect of exchange rates on cash	(250)	(24)

Net decrease in cash and cash equivalents	(692)	(1,045)

Cash and cash equivalents, beginning of period	2,073	4,020
Cash and cash equivalents, end of period	$1,381	$2,975

Supplemental disclosure of non-cash flow information:
Net change in capitalized share-based compensation	$25	--

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

During the third quarter of fiscal 2013, the Company revised its revenue recognition policy. Under the updated policy and consistent with our contractual obligations, we will not defer amounts related to acceptance activities which are deemed perfunctory or inconsequential. There was no material impact from adopting this policy.

Other than recognition of revenue under the milestone method related to the development contract and the revision to the revenue recognition policy affecting acceptance activities as described above, the Company has not otherwise materially changed its significant accounting policies.

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

The following table summarizes compensation costs related to the Company’s stock-based compensation for the three and nine months ended February 28, 2013 and February 29, 2012, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012
Stock-based compensation in the form of employee stock options and ESPP shares, included in:
Cost of sales	$9	$25	$26	$71
Selling, general and administrative	159	111	315	299
Research and development	33	46	86	149
Total stock-based compensation	$201	$182	$427	$519

As of February 28, 2013, stock-based compensation costs of $25,000 were capitalized as part of inventory. There was no stock-based compensation costs capitalized as part of inventory at February 29, 2012.

During the three months ended February 28, 2013 and February 29, 2012, the Company recorded stock-based compensation related to stock options of $189,000 and $147,000, respectively. During the nine months ended February 28, 2013 and February 29, 2012, the Company recorded stock-based compensation related to stock options of $381,000 and $436,000, respectively.

As of February 28, 2013, the total unrecognized stock-based compensation cost related to unvested stock-based awards under the Company’s 1996 Stock Option Plan and 2006 Equity Incentive Plan was approximately $900,000, which is net of estimated forfeitures of $3,000. This cost will be amortized over the remaining service period of the underlying options. The weighted average service period is approximately 2.9 years.

During the three months ended February 28, 2013 and February 29, 2012, the Company recorded stock-based compensation related to the ESPP of $12,000 and $35,000, respectively. During the nine months ended February 28, 2013 and February 29, 2012, the Company recorded stock-based compensation related to the ESPP of $46,000 and $83,000, respectively.

As of February 28, 2013, the total compensation cost related to options to purchase the Company’s common stock under the ESPP but not yet recognized was approximately $16,000. This cost will be amortized on a straight-line basis over a weighted average service period of approximately 0.6 years.

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

Fair Value. The fair value of the Company’s stock options granted to employees for the three and nine months ended February 28, 2013 and February 29, 2012 were estimated using the following weighted average assumptions in the Black-Scholes option valuation model.

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012
Option Plan Shares
Expected Term (in years)	5	5	5	5
Volatility	0.94	0.85	0.91	0.83
Expected Dividend	$0.00	$0.00	$0.00	$0.00
Risk-free Interest Rates	0.76%	0.84%	0.72%	1.14%
Estimated Forfeiture Rate	0.25%	0.25%	0.25%	0.25%
Weighted Average Grant Date Fair Value	$0.62	$0.43	$0.78	$0.59

The fair values of the ESPP purchase rights granted for the nine months ended February 29, 2012 were estimated using the following weighted-average assumptions:

Nine Months Ended February 29, 2012
Employee Stock Purchase Plan Purchase Rights
Expected Term (in years)	0.5-2.0
Volatility	0.79-0.98
Expected Dividend	$0.00
Risk-free Interest Rates	0.1%-1.1%
Estimated Forfeiture Rate	0%
Weighted Average Grant Date Fair Value	$0.40

There were no ESPP purchase rights granted during the three and nine months ended February 28, 2013 and the three months ended February 29, 2012.  Total ESPP shares issued during the nine months ended February 28, 2013 and February 29, 2012 were 79,392 shares and 82,704 shares, respectively.  As of February 28, 2013 there were 552,000 ESPP shares available for issuance.

The following table summarizes the stock option transactions during the three and nine months ended February 28, 2013 (in thousands, except per share data):

		Outstanding Options
			Weighted
		Number	Average	Aggregate
	Available	of	Exercise	Intrinsic
	Shares	Shares	Price	Value
Balances, May 31, 2012	839	2,957	$2.40	$587

Options granted	(439)	439	$1.28
Options terminated	402	(402)	$4.48
Plan shares expired	(180)	--
Options exercised	--	(101)	$0.67

Balances, August 31, 2012	622	2,893	$2.00	$340

Additional shares reserved	1,185	--
Options granted	(180)	180	$0.81
Options terminated	91	(91)	$3.92

Balances, November 30, 2012	1,718	2,982	$1.87	$167

Options granted	(50)	50	$0.97
Options terminated	65	(65)	$4.33
Plan shares expired	(4)	--

Balances, February 28, 2013	1,729	2,967	$1.80	$166

Options fully vested and expected to vest at February 28, 2013		2,908	$1.80	$162

Options exercisable at February 28, 2013		1,750	$2.26	$66

The options outstanding and exercisable at February 28, 2013 were in the following exercise price ranges (in thousands, except per share data):

	Options Outstanding at February 28, 2013			Options Excercisable at February 28, 2013
Range of Exercise Prices	Number Outstanding Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.59-$0.97	1,167	4.45	$0.76	750	3.51	$0.81
$1.10-$2.52	1,587	4.06	$1.56	787	2.90	$1.76
$6.00-$9.30	108	0.37	$8.53	108	0.37	$8.53
$9.94-$9.94	105	0.32	$9.94	105	0.32	$9.94
$0.59-$9.94	2,967	3.95	$1.80	1,750	2.85	$2.26	$66

The total intrinsic value of options exercised during nine months ended February 28, 2013 was $42,000.  There were no options exercised during the three months ended February 28, 2013.  There were no options exercised during the three and nine months ended February 29, 2012.  The weighted average remaining contractual life of the options exercisable and expected to be exercisable at February 28, 2013 was 3.95 years.

3.	EARNINGS PER SHARE

Earnings per share is computed based on the weighted average number of common and common equivalent shares (common stock options and ESPP shares) outstanding, when dilutive, during each period using the treasury stock method.

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012
	(in thousands, except per share amounts)

Numerator: Net loss	$(1,458)	$(1,361)	$(2,565)	$(2,611)

Denominator for basic net loss per share:

Weighted-average shares outstanding	9,363	9,055	9,276	8,989

Shares used in basic net loss per share calculation	9,363	9,055	9,276	8,989

Effect of dilutive securities	--	--	--	--

Denominator for diluted net loss per share	9,363	9,055	9,276	8,989

Basic net loss per share	$(0.16)	$(0.15)	$(0.28)	$(0.29)

Diluted net loss per share	$(0.16)	$(0.15)	$(0.28)	$(0.29)

For the purpose of computing diluted earnings per share, weighted average potential common shares do not include stock options with an exercise price greater than the average fair value of the Company’s common stock for the period, as the effect would be anti-dilutive.  Potential common shares have not been included in the calculation of diluted net loss per share as the effect would be anti-dilutive.  As such, the numerator and the denominator used in computing both basic and diluted net loss per share are the same.  Stock options to purchase 2,967,000 shares of common stock and ESPP rights to purchase 178,000 ESPP shares were outstanding on February 28, 2013, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive.  Stock options to purchase 2,916,000 shares of common stock and ESPP rights to purchase 315,000 ESPP shares were outstanding on February 29, 2012, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of February 28, 2013 (in thousands):

	Balance as of
	February 28, 2013	Level 1	Level 2	Level 3
Money market funds	$102	$102	$--	$--

Assets	$102	$102	$--	$--

Liabilities	$--	$--	$--	$--

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2012 (in thousands):

	Balance as of
	May 31, 2012	Level 1	Level 2	Level 3
Money market funds	$2	$2	$--	$--

Assets	$2	$2	$--	$--

Liabilities	$--	$--	$--	$--

As of February 28, 2013 and May 31, 2012, the Company did not have any assets or liabilities with significant other observable inputs (Level 2), and significant unobservable market values that would require a high level of judgment to determine fair value (Level 3 assets).

The Company has at times invested in debt and equity of private companies, and may do so again in the future, as part of its business strategy.  These investments are carried at cost and are included in “Other Assets” in the consolidated balance sheets.  If the Company determines that an other-than-temporary decline exists in the fair value of an investment, the Company writes down the investment to its fair value and records the related write-down as an investment loss in “Other (expense) income, net” in its consolidated statements of operations.  During the first quarter of fiscal 2012, the Company sold its long-term investment in ESA Electronics PTE Ltd for proceeds of approximately $1.4 million, resulting in a gain of $990,000.

5.	ACCOUNTS RECEIVABLE, NET

Accounts receivable represents customer trade receivables and is presented net of allowances for doubtful accounts of $24,000 at February 28, 2013 and $39,000 at May 31, 2012. Accounts receivable are derived from the sale of products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies. The Company’s allowance for doubtful accounts is based upon historical experience and review of trade receivables by aging category to identify specific customers with known disputes or collection issues. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received.

6.	INVENTORIES

Inventories are comprised of the following (in thousands):

	February 28, 2013	May 31, 2012
Raw materials and sub-assemblies	$2,843	$3,218
Work in process	2,879	2,657
Finished goods	--	195
	$5,722	$6,070

7.	SEGMENT INFORMATION

The Company operates in one reportable segment: the design, manufacture and marketing of advanced test and burn-in products to the semiconductor manufacturing industry.

The following presents information about the Company’s operations in different geographic areas. Net sales are based upon ship-to location.

(in thousands)	United States	Asia	Europe	Total
Three months ended February 28, 2013:
Net sales	$2,100	$1,188	$52	$3,340
Property and equipment, net	321	57	--	378

Nine months ended February 28, 2013:
Net sales	$6,095	$6,546	$585	$13,226
Property and equipment, net	321	57	--	378

Three months ended February 29, 2012:
Net sales	$2,184	$151	$520	$2,855
Property and equipment, net	517	66	4	587

Nine months ended February 29, 2012:
Net sales	$7,076	$2,338	$1,431	$10,845
Property and equipment, net	517	66	4	587

The Company’s foreign operations are primarily those of its Japanese and German subsidiaries. Substantially all of the sales of the subsidiaries are made to unaffiliated Japanese or European customers. Net sales from outside the United States include those of Aehr Test Systems Japan K.K. and Aehr Test Systems GmbH.

Sales to the Company’s five largest customers accounted for approximately 98% and 80% of its net sales in the three and nine months ended February 28, 2013, respectively. Three customers accounted for approximately 40%, 37%, and 16% of the Company’s net sales in the three months ended February 28, 2013. Three customers accounted for approximately 30%, 27% and 11% of the Company’s net sales in the nine months ended February 28, 2013. Sales to the Company’s five largest customers accounted for approximately 98% and 86% of its net sales in the three and nine months ended February 29, 2012, respectively. Three customers accounted for approximately 59%, 17% and 17% of the Company’s net sales in the three months ended February 29, 2012. Three customers accounted for approximately 38%, 25% and 10% of the Company’s net sales in the nine months ended February 29, 2012. No other customers represented more than 10% of the Company’s net sales for either fiscal 2013 or fiscal 2012.

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

Following is a summary of changes in the Company's liability for product warranties during the three and nine months ended February 28, 2013 and February 29, 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012

Balance at the beginning of the period	$174	$129	$91	$103

Accruals for warranties issued during the period	162	35	412	176

Settlement made during the period (in cash or in kind)	(139)	(52)	(306)	(167)

Balance at the end of the period	$197	$112	$197	$112

The accrued warranty balance is included in accrued expenses on the accompanying condensed consolidated balance sheets.

9.	INCOME TAXES

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

On August 25, 2011, the Company entered into a working capital credit facility agreement allowing the Company to borrow up to $1.5 million based upon qualified accounts receivable, and export-related inventory. On May 29, 2012 the credit agreement was amended to increase the borrowing limit to $2.0 million. On September 11, 2012 the Company entered into the Second Amendment to Loan and Security Agreement to increase the borrowing limit under the credit facility from $2.0 million to $2.5 million. Each account receivable financed by the lender will bear an annual interest rate or finance charge equal to the greater of the lender's prime rate less 0.5%, or 3.50%, when the Company meets certain borrowing base requirements. If the Company does not meet the borrowing base requirements, each account receivable financed by the lender will bear an annual interest rate or finance charge equal to the greater of the lender's prime rate plus 0.75%, or 4.75%. The applicable interest is calculated based on the full amount of the account receivable and export-related inventory provided as collateral for the actual amounts borrowed. Depending on the composition of the collateral items, whether or not the Company meets certain borrowing base requirements and the relative cash position of the Company, the equivalent annual interest rate applied to the actual loan balances may vary from 3.89% to 8.94%, assuming that the bank’s prime rate is 4.00% or less. At February 28, 2013 the weighted average interest rate on the outstanding loan balance was 4.07%. The average loan balance for the three and nine months of fiscal 2013 was $1,786,000 and $1,291,000, respectively. The line of credit is collateralized by all the Company’s assets except for intellectual property, and has a maturity date of August 23, 2013. At February 28, 2013 the Company had drawn $1,215,000 against the credit facility. The balance available to borrow under the line at February 28, 2013 was $0. The Company was in compliance with all covenants at February 28, 2013.

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

On March 15, 2013, the Company agreed to issue 1,158,000 shares of its common stock pursuant to a Common Stock Purchase Agreement by and among the Company and certain investors, including certain directors and officers of the Company. The purchase price per share of the common stock sold in the private placement was $1.00, resulting in gross proceeds to the Company of $1,158,000, before offering expenses. The closing of the private placement took place on March 15, 2013, and no placement agent was used in connection with the transaction.

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

The Company’s net sales consist primarily of sales of systems, test fixtures, die carriers, upgrades and spare parts and revenues from service contracts and engineering development charges. The Company's selling arrangements may include contractual customer acceptance provisions, which are mostly deemed perfunctory or inconsequential, and installation of the product occurs after shipment and transfer of title.

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

During the third quarter of fiscal 2013, the Company revised its revenue recognition policy. Under the updated policy and consistent with our contractual obligations, we will not defer amounts related to acceptance activities which are deemed perfunctory or inconsequential. There was no material impact from adopting this policy.

Other than recognition of revenue under the milestone method related to the development contract and the revision to the revenue recognition policy affecting acceptance activities as described above, we believe there have been no material changes to our critical accounting policies and estimates during the nine months ended February 28, 2013 compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2012.

RESULTS OF OPERATIONS

The following table sets forth items in the Company’s unaudited condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.1	61.2	58.5	62.8
Gross profit	22.9	38.8	41.5	37.2

Operating expenses:
Selling, general and administrative	45.2	53.4	40.6	42.9
Research and development	20.5	32.7	19.5	28.2
Total operating expenses	65.7	86.1	60.1	71.1

Loss from operations	(42.8)	(47.3)	(18.6)	(33.9)

Interest expense	(0.6)	--	(0.4)	--
Gain on sale of long-term investment	--	--	--	9.1
Other (expense) income, net	(0.3)	0.2	(0.3)	0.5

Loss before income tax (expense) benefit	(43.7)	(47.1)	(19.3)	(24.3)

Income tax (expense) benefit	--	(0.6)	(0.1)	0.2
Net loss	(43.7)%	(47.7)%	(19.4)%	(24.1)%

THREE MONTHS ENDED FEBRUARY 28, 2013 COMPARED TO THREE MONTHS ENDED FEBRUARY 29, 2012

NET SALES. Net sales increased to $3.3 million for the three months ended February 28, 2013 from $2.9 million for the three months ended February 29, 2012, an increase of 17.0%. The increase in net sales for the three months ended February 28, 2013 was primarily due to an increase in net sales of the Company’s wafer-level products, partially offset by a decrease of Company’s Test During Burn-in (TDBI) products. Net sales of the Company’s wafer-level products for the three months ended February 28, 2013 were $1.6 million, and increased approximately $0.6 million from the three months ended February 29, 2012. Net sales of the TDBI products for the three months ended February 28, 2013 were $1.6 million, and decreased approximately $0.2 million from the three months ended February 29, 2012.

GROSS PROFIT. Gross profit consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit decreased to $0.8 million for the three months ended February 28, 2013 from $1.1 million for the three months ended February 29, 2012, a decrease of 31%. Gross profit margin decreased to 22.9% for the three months ended February 28, 2013 from 38.8% for the three months ended February 29, 2012. The decrease in gross profit margin of 15.9% was primarily due to increased direct material costs as a percentage of sales resulting in a 6.2% gross profit margin reduction, increased provision for inventory reserves resulting in a 5.4% gross profit margin reduction, and an increased warranty provision resulting in a 3.4% gross profit margin reduction.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative, or SG&A, expenses consist primarily of salaries and related costs of employees, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses remained unchanged at $1.5 million for the three months ended February 28, 2013 compared with the three months ended February 29, 2012.

RESEARCH AND DEVELOPMENT. Research and development, or R&D, expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses decreased to $0.7 million for the three months ended February 28, 2013 from $0.9 million for the three months ended February 29, 2012, a decrease of 26.6%. This decrease was primarily attributable to a reduction in employment related expenses of $112,000 and project expenses of $37,000.

INTEREST EXPENSE. Interest expense increased to $18,000 for the three months ended February 28, 2013 from nil for the three months ended February 29, 2012 primarily as a result of higher average borrowings on the line of credit.

OTHER (EXPENSE) INCOME, NET. Other expense, net was $9,000 for the three months ended February 28, 2013, compared with other income, net of $7,000 for the three months ended February 29, 2012. The change between other expense and other income was due primarily to gains and losses realized in connection with foreign exchange rate fluctuations during the referenced periods.

INCOME TAX (EXPENSE) BENEFIT. Income tax expense was nil for the three months ended February 28, 2013, compared with an income tax expense of $18,000 for the three months ended February 29, 2012.

NINE MONTHS ENDED FEBRUARY 28, 2013 COMPARED TO NINE MONTHS ENDED FEBRUARY 29, 2012

NET SALES. Net sales increased to $13.2 million for the nine months ended February 28, 2013 from $10.8 million for the nine months ended February 29, 2012, an increase of 22.0%. The increase in net sales for the nine months ended February 28, 2013 resulted primarily from an increase in net sales of the Company’s TDBI products, partially offset by a decrease of the Company’s wafer-level products. Net sales of the TDBI products for the nine months ended February 28, 2013 were $8.8 million, and increased approximately $3.7 million from the nine months ended February 29, 2012. Net sales of the Company’s wafer-level products for the nine months ended February 28, 2013 were $4.2 million, and decreased approximately $1.1 million from the nine months ended February 29, 2012.

GROSS PROFIT. Gross profit increased to $5.5 million for the nine months ended February 28, 2013 from $4.0 million for the nine months ended February 29, 2012, an increase of 35.8%. Gross profit margin increased to 41.5% for the nine months ended February 28, 2013 from 37.2% for the nine months ended February 29, 2012. The increase in gross profit margin was primarily the result of manufacturing efficiencies due to an increase in net sales.

SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased to $5.4 million for the nine months ended February 28, 2013 from $4.7 million for the nine months ended February 29, 2012, an increase of 15.3%. The increase in SG&A expenses was primarily due to an increase of $0.4 million in pre-sales support expenses and $0.2 million in sales commissions to outside sales representatives.

RESEARCH AND DEVELOPMENT. R&D expenses decreased to $2.6 million for the nine months ended February 28, 2013 from $3.1 million for the nine months ended February 29, 2012, a decrease of 15.6%. This decrease was primarily attributable to a reduction in employment related expenses of $0.2 million and project expenses of $0.1 million.

INTEREST EXPENSE. Interest expense increased to $43,000 for the nine months ended February 28, 2013 from nil for the nine months ended February 29, 2012 as a result of higher average borrowings on the line of credit.

GAIN ON SALE OF LONG-TERM INVESTMENT. During the first quarter of fiscal 2012, the Company sold its long-term investment in ESA Electronics PTE Ltd, resulting in a gain of $990,000.

OTHER (EXPENSE) INCOME, NET. Other expense, net was $43,000 for the nine months ended February 28, 2013, compared with other income, net of $53,000 for the nine months ended February 29, 2012. The change between other expense and other income was due primarily to gains and losses realized in connection with foreign exchange rate fluctuations during the referenced periods.

INCOME TAX (EXPENSE) BENEFIT. Income tax expense was $18,000 for the nine months ended February 28, 2013, compared with income tax benefit of $17,000 for the nine months ended February 29, 2012. An income tax benefit was recognized in the nine months ended February 29, 2012 resulting from an adjustment of a tax liability previously reported.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $0.3 million for the nine months ended February 28, 2013 and $3.2 million for the nine months ended February 29, 2012. For the nine months ended February 28, 2013, net cash used in operating activities was primarily the result of the net loss of $2.6 million as adjusted to exclude the effect of non-cash charges including stock-based compensation expense of $0.4 million and depreciation and amortization of $0.2 million, as well as decreases in accounts receivable of $1.0 million and inventories of $0.4 million. The decrease in accounts receivable was primarily due to improvements in customer payment terms. The decrease in inventories was primarily due to the increase in inventory reserves related to older products as new products move into volume production. For the nine months ended February 29, 2012, net cash used in operating activities was primarily driven by a net loss of $2.6 million as adjusted to exclude the effect of non-cash charges including stock-based compensation expense of $0.5 million, depreciation and amortization of $0.4 million, and a $990,000 gain on the sale of the Company’s long-term investment. Net cash used in operating activities also included an increase in inventories of $0.7 million, partially offset by a decrease in accounts receivable of $0.5 million. The increase in inventories was to support future shipments for customer orders. The decrease in accounts receivable was primarily due to improvements in customer payment terms.

Net cash used in investing activities was $126,000 for the nine months ended February 28, 2013 compared to $1.4 million of net cash provided for the nine months ended February 29, 2012. The cash provided by investing activities for the nine months ended February 29, 2012 was due primarily to the $1.4 million in proceeds received from the sale of the Company’s long-term investment in ESA Electronics PTE Ltd.

Financing activities used cash of $13,000 for the nine months ended February 28, 2013 compared to cash provided of $830,000 for the nine months ended February 29, 2012. Net cash used by financing activities during the nine months ended February 28, 2013 was primarily due to net repayments under the line of credit of $193,000, offset by $180,000 in proceeds from issuance of common stock for the ESPP, the Employee Stock Ownership Plan and from the exercise of stock options. Net cash provided by financing activities during the nine months ended February 29, 2012 was due primarily to net borrowings under the line of credit of $716,000 and $114,000 due to proceeds from issuance of common stock for the ESPP, the Employee Stock Ownership Plan and from the exercise of stock options.

The effect of exchange rates on cash used was $250,000 and $24,000 for the nine months ended February 28, 2013 and February 29, 2012, respectively, due to the fluctuation in the value of the dollar compared to foreign currencies.

As of February 28, 2013, the Company had working capital of $4.4 million. Working capital consists of cash and cash equivalents, accounts receivable, inventory and other current assets, less current liabilities.

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

The Company anticipates that the existing cash balance together with cash flows from operations, funds from the private placement completed in March 2013 (refer to Note 12, “SUBSEQUENT EVENTS”), as well as funds available through the working capital credit facility will be adequate to meet its working capital and capital equipment requirements through calendar 2013. Refer to Note 10, “LINE OF CREDIT”, for further discussion of the credit facility agreement. After calendar 2013, depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required, or if available, that such financing can be obtained on terms satisfactory to the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company had no holdings of derivative financial or commodity instruments at February 28, 2013 or May 31, 2012.

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

A majority of the Company’s revenue and capital spending is transacted in U.S. Dollars. The Company, however, enters into transactions in other currencies, primarily Japanese Yen. Substantially all sales to Japanese customers are denominated in Yen. Since the price is determined at the time a purchase order is accepted, the Company is exposed to the risks of fluctuations in the Yen-U.S. Dollar exchange rate during the lengthy period from purchase order to ultimate payment. This exchange rate risk is partially offset to the extent that the Company’s Japanese subsidiary incurs expenses payable in Yen. To date, the Company has not invested in instruments designed to hedge currency risks. In addition, the Company’s Japanese subsidiary typically carries debt or other obligations due to the Company that may be denominated in either Yen or U.S. Dollars. Since the Japanese subsidiary’s financial statements are based in Yen and the Company’s condensed consolidated financial statements are based in U.S. Dollars, the Japanese subsidiary and the Company recognize foreign exchange gains or losses in any period in which the value of the Yen rises or falls in relation to the U.S. Dollar. A 10% decrease in the value of the Yen as compared with the U.S. Dollar would not be expected to result in a significant change to the Company’s net income or loss. There have been no material changes in our risk exposure since the end of the last fiscal year, nor are any material changes to our risk exposure anticipated.

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

Periodic global economic and semiconductor industry downturns have negatively affected and could continue to negatively affect our business, results of operations, and financial condition.  Financial turmoil in the banking system and financial markets has resulted, and may result in the future, in a tightening of the credit markets, disruption in the financial markets and global economy downturn.  These events may contribute to significant slowdowns in the industry in which we operate.   Difficulties in obtaining capital and deteriorating market conditions can pose the risk that some of our customers may not be able to obtain necessary financing on reasonable terms, which could result in lower sales for the Company.  Customers with liquidity issues may lead to additional bad debt expense for the Company.  For example, Spansion declared bankruptcy in Japan and the U.S. during fiscal 2009; as a result the Company subsequently recorded a $13.7 million provision for bad debts.   A recurrence of these conditions may also similarly affect our key suppliers, which could impact their ability to deliver parts and result in delays in deliveries of our products.

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

In the face of the recent sustained downturn in our business and decline in our net sales, we implemented a variety of cost controls and restructured our operations with the goal of reducing our operating costs to position ourselves to more effectively meet the needs of the then weak market for test and burn-in equipment.  While we took significant steps in fiscal 2009 to minimize our expense levels and to increase the likelihood that we would have sufficient cash to support operations during the downturn, from fiscal 2009 through fiscal 2012 we experienced operating losses.  Due primarily to these operating losses, we experienced cash outflows and, at February 28, 2013, had $1.4 million in cash and cash equivalents.  Should our business downturn be prolonged, and if we are unable to reduce our operating expenses sufficiently, we may require additional debt or equity financing to meet working capital or capital expenditure needs.  While we believe our existing cash balance, together with cash flows from operations, as well as funds available through our working capital credit facility, will be adequate to meet our working capital and capital equipment requirements through calendar 2013, we cannot determine with certainty that, if needed, we will be able to raise additional funding through either equity or debt financing under these circumstances or on what terms such financing would be available.

The Company may not meet the listing requirements of the NASDAQ markets which could cause our stock to be delisted.

Pursuant to the requirements of NASDAQ, if a company’s stock price is below $1 per share for 30 consecutive trading days , NASDAQ will notify the company that it is no longer in compliance with the NASDAQ Bid Price Rule listing qualification.  If a company is not in compliance with the Bid Price Rule, the company will have 180 calendar days to regain compliance.  The company may regain compliance with the Bid Price Rule if the bid price of the Common Stock closes at $1.00 per share or more for a minimum of 10 consecutive business days at any time during the 180 day cure period.  On December 26, 2012, the Company received notice from NASDAQ that it was no longer in compliance with the Bid Price Rule.  The Company subsequently regained compliance on April 3, 2013. On November 2, 2011, the Company received notice from NASDAQ that it was no longer in compliance with the Bid Price Rule.  The Company regained compliance on April 16, 2012.  There can be no assurance that the Company will remain compliant with the Bid Price Rule.

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

There can be no assurance that the Company will remain in compliance with the Bid Price Rule, and that it will maintain compliance with the other listing requirements of the NASDAQ Capital Market, or that it will not be delisted.

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

Market acceptance of the ABTS family, first introduced in fiscal 2008, is subject to a number of risks.  We have substantially completed the engineering development of a next generation ABTS system in order to grow market share in the higher power logic burn-in market.  It is important that we achieve customer acceptance, satisfaction and increased market acceptance of this new ABTS product.  To date, the Company has received orders for the ABTS system from more than 12 customers worldwide.  The failure of the ABTS family to achieve increased market acceptance would have a material adverse effect on our future operating results and stock price.

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

Our success depends to a significant extent upon the continued service of Rhea Posedel, our Chairman and Gayn Erickson, our President and Chief Executive Officer, as well as other executive officers and key employees.  We do not maintain key person life insurance for our benefit on any of our personnel, and none of our employees are subject to a non-competition agreement with the Company.  The loss of the services of any of our executive officers or a group of key employees could have a material adverse effect on our business, financial condition and operating results.  Our future success will depend in significant part upon our ability to attract and retain highly skilled technical, management, sales and marketing personnel.  There is a limited number of personnel with the requisite skills to serve in these positions, and it has become increasingly difficult for us to hire such personnel.  Competition for such personnel in the semiconductor equipment industry is intense, and there can be no assurance that we will be successful in attracting or retaining such personnel.  Changes in management could disrupt our operations and adversely affect our operating results.

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

Aehr Test Systems
(Registrant)

Date: April 12, 2013	By:	/s/ GAYN ERICKSON
Gayn Erickson
President and Chief Executive Officer

Date: April 12, 2013	By:	/s/ GARY L. LARSON
Gary L. Larson
Vice President of Finance and
Chief Financial Officer

AEHR TEST SYSTEMS

INDEX TO EXHIBITS

Exhibit No.	Description

3.1(1)	Restated Articles of Incorporation of the Company.

3.2(2)	Amended and Restated Bylaws of the Company.

10.31(3)	Offer Letter dated March 5, 2013, between the Company and Rhea J.Posedel

10.32(4)	Amended and Restated Change of Control Severance Agreement dated March 5, 2013, between the Company and Rhea J. Posedel.

10.33(5)	Common Stock Purchase Agreement by and among the Company and the Investors (defined therein), dated as of March 15, 2013.

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

__________________________________
(1) Incorporated by reference to the same-numbered exhibit previously filed with the Company's Registration Statement on Form S-1 filed June 11, 1997 (File No. 333-28987).

(2) Incorporated by reference to Exhibit No. 3.1 previously filed with the Company’s Current Report on Form 8-K filed January 9, 2012 (File No. 000-22893).

(3) Incorporated by reference to Exhibit No. 10.1 previously filed with the Company’s Current Report on Form 8-K filed March 8, 2013 (File No. 000-22893).

(4) Incorporated by reference to Exhibit No. 10.2 previously filed with the Company’s Current Report on Form 8-K filed March 8, 2013 (File No. 000-22893).

(5) Incorporated by reference to Exhibit No. 10.1 previously filed with the Company’s Current Report on Form 8-K filed March 20, 2013 (File No. 000-22893).

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