Form 10-K
period 2013-05-31
AEHR TEST SYSTEMS
filed 2013-08-28
CIK 1040470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(Mark One)
☑           Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2013

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

Common stock, $0.01 par value
Name of each exchange on which registered:  The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.  Yes  ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No ☑

The aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates of the registrant, based upon the closing price of $0.90 on November 30, 2012, as reported on the NASDAQ Capital Market, was $6,736,658.  For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock (other than such persons of whom the Registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

The number of shares of registrant’s common stock, par value $0.01 per share, outstanding at July 31, 2013 was 10,665,262.

Documents Incorporated By Reference

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s proxy statement for the Annual Meeting of Shareholders to be held on October 22, 2013 (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year ended May 31, 2013.

AEHR TEST SYSTEMS

FORM 10-K
FISCAL YEAR ENDED MAY 31, 2013

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

All of the Company’s systems are modular, allowing them to be configured with optional features to meet customer requirements. Systems can be configured for use in production applications, where capacity, throughout and price are most important, or for reliability engineering and quality assurance applications, where performance and flexibility, such as extended temperature ranges, are essential.

FULL WAFER CONTACT SYSTEMS

The FOX-1 full wafer parallel test system, introduced in June 2005, is designed for massively parallel test in wafer sort. The FOX-1 system is designed to make electrical contact to and test all of the die on a wafer in a single touchdown. The FOX-1 test head and WaferPak contactor are compatible with industry-standard 300 mm wafer probers which provide the wafer handling and alignment automation for the FOX-1 system. The FOX-1 pattern generator is designed to functionally test industry-standard memory such as flash and DRAMs, plus it is optimized to test memory or logic ICs that incorporate design for testability, or DFT, and built-in self-test, or BIST. The FOX-1 pin electronics and per-device power supplies are tailored to full-wafer functional test. The Company believes that the FOX-1 system can significantly reduce the cost of testing IC wafers. The Company is currently in development of the next generation FOX system funded through a development agreement with a leading semiconductor manufacturer. The system development is expected to be completed in calendar year 2013 and the Company has already received the first production order of this next generation system.

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

One of the key components of the FOX systems is the patented WaferPak cartridge system. The WaferPak cartridge contains a full-wafer single-touchdown probe card which is easily removable from the system. Traditional probe cards contact only a portion of the wafer, requiring multiple touchdowns to test the entire wafer. The unique design is intended to accommodate a wide range of contactor technologies so that the contactor technology can evolve along with the changing requirements of the customer’s wafers.

The full wafer contact systems product category accounted for approximately 31%, 53% and 66% of the Company’s net sales in fiscal 2013, 2012 and 2011, respectively.

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

The Advanced Burn-in and Test System, or ABTS, was introduced in fiscal 2008. The ABTS family of products is based on a completely new hardware and software architecture that is intended to address not only today’s devices, but also future devices for many years to come. The ABTS system can test and burn-in both high-power logic and low-power ICs. It can be configured to provide individual device temperature control for devices up to 70W or more and with up to 320 I/O channels.

        The MAX system family, the predecessor to the ABTS family, was designed for monitored burn-in of memory and logic devices. It has 96 channels and holds 64 burn-in boards, each of which may hold up to 350 or more devices, resulting in a system capacity of up to 22,400 or more devices. The output monitor feature allows the MAX system to perform functional tests of devices and it also supports BIST or other scan features. The MAX4 extends the MAX system family to target devices that require higher current, and can provide up to 227 amps of current per BIB position. All systems feature multi-tasking software which includes lot tracking and reporting software that are needed for production and military applications. The MAX system is nearing the end of its lifecycle and limited shipments are expected in the future.

This packaged part systems product category accounted for approximately 68%, 43% and 31% of the Company’s net sales in fiscal 2013, 2012 and 2011, respectively.

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

The Company has received patents or applied for patents on certain features of the FOX, ABTS and MAX4 test fixtures. The Company has licensed or authorized several other companies to provide MAX4 BIBs from which the Company receives royalties. Royalties and revenue for the test fixtures product category accounted for less than 5% of net sales in fiscal 2013, 2012 and 2011.

CUSTOMERS

The Company markets and sells its products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies.

Sales to the Company’s five largest customers accounted for approximately 81%, 83%, and 85% of its net sales in fiscal 2013, 2012 and 2011, respectively. During fiscal 2013, Texas Instruments Incorporated, or Texas Instruments, and Spansion Inc., or Spansion, accounted for approximately 32% and 26%, respectively, of the Company’s net sales. During fiscal 2012, Spansion and Texas Instruments accounted for approximately 40% and 22%, respectively, of the Company’s net sales. During fiscal 2011, Spansion and Texas Instruments accounted for approximately 61% and 11%, respectively, of the Company’s net sales. No other customers accounted for more than 10% of the Company’s net sales for any of these periods. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. In addition, sales to particular customers may fluctuate significantly from quarter to quarter. Such fluctuations may result in changes in utilization of the Company’s facilities and resources. The loss of or reduction or delay in orders from a significant customer or a delay in collecting or failure to collect accounts receivable from a significant customer could materially and adversely affect the Company’s business, financial condition and operating results.

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

BACKLOG

At May 31, 2013, the Company’s backlog was $9.1 million compared with $7.3 million at May 31, 2012. The Company’s backlog consists of product orders for which confirmed purchase orders have been received and which are scheduled for shipment within 12 months. Due to the possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments or development projects, the Company’s backlog as of a particular date may not be indicative of net sales for any succeeding period.

RESEARCH AND PRODUCT DEVELOPMENT

The Company historically has devoted a significant portion of its financial resources to research and development programs and expects to continue to allocate significant resources to these efforts. Certain research and development expenditures related to non-recurring engineering milestones have been transferred to cost of goods sold, reducing research and development expenses. The Company’s research and development expenses during fiscal 2013, 2012 and 2011 were $3.2 million, $4.2 million and $4.6 million, respectively.

The Company conducts ongoing research and development to design new products and to support and enhance existing product lines. Building upon the expertise gained in the development of its existing products, the Company has developed the FOX family of systems for performing test and burn-in of entire processed wafers, rather than individual die or packaged parts. During the first quarter of fiscal 2013, the Company entered into an agreement with a customer to develop a next generation FOX system. This new FOX system is designed to provide the customer with increased test flexibility and capability at a significantly lower cost of test than alternative solutions while also expanding the markets addressed by our FOX full wafer test products. The Company is completing development of the ABTS family of products, intended to improve the capability and performance for testing and burn-in of future generation ICs and provide the flexibility in a wide variety of applications from logic to memory.

MANUFACTURING

The Company assembles its products from components and parts manufactured by others, including environmental chambers, power supplies, metal fabrications, printed circuit assemblies, ICs, burn-in sockets, high-density interconnects, wafer contactors and interconnect substrates. Final assembly and testing are performed within the Company’s facilities. The Company’s strategy is to use in-house manufacturing only when necessary to protect a proprietary process or when a significant improvement in quality, cost or leadtime can be achieved. The Company’s principal manufacturing facility is located in Fremont, California. The Company’s facility in Utting, Germany provides limited manufacturing and product customization.

The Company relies on subcontractors to manufacture many of the components and subassemblies used in its products. The Company’s ABTS, FOX and MAX systems, WaferPak cartridges and DiePak carriers contain several components, including environmental chambers, power supplies, high-density interconnects, wafer contactors, signal distribution substrates and certain ICs, that are currently supplied by only one or a limited number of suppliers. The Company’s reliance on subcontractors and single source suppliers involves a number of significant risks, including the loss of control over the manufacturing process, the potential absence of adequate capacity and reduced control over delivery schedules, manufacturing yields, quality and costs. In the event that any significant subcontractor or single source supplier becomes unable or unwilling to continue to manufacture subassemblies, components or parts in required volumes, the Company will have to identify and qualify acceptable replacements. The process of qualifying subcontractors and suppliers could be lengthy, and no assurance can be given that any additional sources would be available to the Company on a timely basis. Any delay, interruption or termination of a supplier relationship could adversely affect our ability to deliver products, which would harm our operating results.

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

The Company’s FOX full wafer contact systems face competition from larger systems manufacturers that have significant technological know-how and manufacturing capability. Competing suppliers of full wafer contact systems include Advantest Corporation, Teradyne Inc., Micronics Japan Co., Ltd., and Delta V Instruments, Incorporated.

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

The Company expects that its WaferPak products will face significant competition. The Company believes that several companies have developed or are developing full-wafer and single-touchdown probe cards. As the full-wafer test market develops, the Company expects that other competitors will emerge. The Company expects that the primary competitive factors in this market will be cost, performance, reliability and assured supply. Competing suppliers of full-wafer probe cards include FormFactor, Inc., Advantest Corporation, Japan Electronic Materials Corporation and Micronics Japan Co., Ltd.

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

PROPRIETARY RIGHTS

The Company relies primarily on the technical and creative ability of its personnel, its proprietary software, and trade secrets and copyright protection, rather than on patents, to maintain its competitive position. The Company’s proprietary software is copyrighted and licensed to the Company’s customers. At May 31, 2013 the Company held thirty eight issued United States patents with expiration date ranges from 2014 to 2030 and had several additional United States patent applications and foreign patent applications pending.

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

EMPLOYEES

As of May 31, 2013, the Company, including its two foreign subsidiaries and one branch office, employed 72 persons collectively, on a full-time basis, of whom 19 were engaged in research, development and related engineering, 17 were engaged in manufacturing, 24 were engaged in marketing, sales and customer support and 12 were engaged in general administration and finance functions. In addition, the Company from time to time employs a number of contractors and part-time employees, particularly to perform customer support and manufacturing. The Company’s success is in part dependent on its ability to attract and retain highly skilled workers, who are in high demand. None of the Company’s employees are represented by a union and the Company has never experienced a work stoppage. The Company’s management considers its relations with its employees to be good.

BUSINESS SEGMENT DATA AND GEOGRAPHIC AREAS

The Company operates in a single business segment, the designing, manufacturing and marketing of advanced test and burn-in products to the semiconductor manufacturing industry in several geographic areas. Selected financial information, including net sales and property and equipment, net for each of the last three fiscal years, by geographic area is included in Part II, Item 8, Note 13 “Segment Information” and certain risks related to such operations are discussed in Part I, Item 1A, under the heading “We sell our products and services worldwide, and our business is subject to risks inherent in conducting business activities in geographic regions outside of the United States.”

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

Turmoil in the international financial markets has resulted, and may result in the future, in dramatic currency devaluations, stock market declines, restriction of available credit and general financial weakness. In addition, flash, DRAM and other memory device prices have historically declined, and will likely do so again in the future. These developments may affect us in several ways. We believe that many international semiconductor manufacturers limited their capital spending in calendar 2009 and again in calendar 2012, and that the uncertainty of the semiconductor market may cause some manufacturers in the future to further delay capital spending plans. Economic conditions may also affect the ability of our customers to meet their payment obligations, resulting in cancellations or deferrals of existing orders and limiting additional orders. In addition, some governments have subsidized portions of fabrication facility construction, and financial turmoil may reduce these governments’ willingness to continue such subsidies. Such developments could have a material adverse effect on our business, financial condition and results of operations.

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

In the face of the recent sustained downturn in our business and decline in our net sales, we implemented a variety of cost controls and restructured our operations with the goal of reducing our operating costs to position ourselves to more effectively meet the needs of the then weak market for test and burn-in equipment. While we took significant steps in fiscal 2009 to minimize our expense levels and to increase the likelihood that we would have sufficient cash to support operations during the downturn, from fiscal 2009 through fiscal 2013 we experienced operating losses. Due primarily to these operating losses, we experienced cash outflows and, at May 31, 2013, had $2.3 million in cash and cash equivalents. Should our business downturn be prolonged, and if we are unable to reduce our operating expenses sufficiently, we may require additional debt or equity financing to meet working capital or capital expenditure needs. While we believe our existing cash balance, together with cash flows from operations, as well as funds available through our working capital credit facility, will be adequate to meet our working capital and capital equipment requirements through fiscal 2014, we cannot determine with certainty that, if needed, we will be able to raise additional funding through either equity or debt financing under these circumstances or on what terms such financing would be available.

We generate a large portion of our sales from a small number of customers. If we were to lose one or more of our large customers, operating results could suffer dramatically.

The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and contract assemblers accounting for a substantial portion of the purchases of semiconductor equipment. Sales to the Company’s five largest customers accounted for approximately 81%, 83%, and 85% of its net sales in fiscal 2013, 2012 and 2011, respectively. During fiscal 2013, Texas Instruments and Spansion accounted for approximately 32% and 26%, respectively, of the Company’s net sales. During fiscal 2012, Spansion and Texas Instruments accounted for approximately 40% and 22%, respectively, of the Company’s net sales. During fiscal 2011, Spansion and Texas Instruments accounted for approximately 61% and 11%, respectively, of the Company’s net sales. No other customers accounted for more than 10% of the Company’s net sales for any of these periods.

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

A principal element of our business strategy is to capture an increasing share of the test equipment market through sales of our FOX wafer-level test and burn-in system. The FOX system is designed to simultaneously burn-in and functionally test all of the die on a wafer. The market for the FOX systems is in the early stages of development. Market acceptance of the FOX system is subject to a number of risks. Before a customer will incorporate the FOX system into a production line, lengthy qualification and correlation tests must be performed. We anticipate that potential customers may be reluctant to change their procedures in order to transfer burn-in and test functions to the FOX system. Initial purchases are expected to be limited to systems used for these qualifications and for engineering studies. Market acceptance of the FOX system also may be affected by a reluctance of IC manufacturers to rely on relatively small suppliers such as us. As is common with new complex products incorporating leading-edge technologies, we may encounter reliability, design and manufacturing issues as we begin volume production and initial installations of FOX systems at customer sites. The failure of the FOX system to achieve increased market acceptance would have a material adverse effect on our future operating results, long-term prospects and our stock price.

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

We have historically derived a substantial portion of our net sales from the sale of monitored burn-in systems. We believe that the market for burn-in systems is mature and is not expected to experience growth in the future. In general, process control improvements in the semiconductor industry have tended to reduce burn-in times. In addition, as a given IC product generation matures and yields increase, the required burn-in time may be reduced or eliminated. IC manufacturers, which historically have been our primary customer base, increasingly outsource test and burn-in to independent test labs, which may build their own systems. Our ABTS system may cannibalize the business that would previously have been addressed by the MAX system. We have some level of inventory which supports MAX products. Our success depends upon some limited need for our MAX burn-in products within these markets. There can be no assurance that the market for burn-in systems will not decline, or that sales of our MAX burn-in products will not cease, which would have an adverse effect on our operating results.

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

Approximately 55%, 38%, and 39% of our net sales for fiscal 2013, 2012 and 2011, respectively, were attributable to sales to customers for delivery outside of the United States. We operate sales, service and limited manufacturing organization in Germany and a sales and support organization in Japan and Taiwan. We expect that sales of products for delivery outside of the United States will continue to represent a substantial portion of our future net sales. Our future performance will depend, in significant part, upon our ability to continue to compete in foreign markets which in turn will depend, in part, upon a continuation of current trade relations between the United States and foreign countries in which semiconductor manufacturers or assemblers have operations. A change toward more protectionist trade legislation in either the United States or such foreign countries, such as a change in the current tariff structures, export compliance or other trade policies, could adversely affect our ability to sell our products in foreign markets. In addition, we are subject to other risks associated with doing business internationally, including longer receivable collection periods and greater difficulty in accounts receivable collection, the burden of complying with a variety of foreign laws, difficulty in staffing and managing global operations, risks of civil disturbance or other events which may limit or disrupt markets, international exchange restrictions, changing political conditions and monetary policies of foreign governments.

Approximately 95%, 1% and 4% of our net sales for fiscal 2013 were denominated in U.S. Dollars, Japanese Yen and Euros, respectively. Although the percentages of net sales denominated in Japanese Yen and Euros were small in fiscal 2013, they have been larger in the past and could become significant again in the future. A large percentage of net sales to European customers are denominated in U.S. Dollars, but sales to many Japanese customers are denominated in Yen. Because a substantial portion of our net sales is from sales of products for delivery outside the United States, an increase in the value of the U.S. Dollar relative to foreign currencies would increase the cost of our products compared to products sold by local companies in such markets. In addition, since the price is determined at the time a purchase order is accepted, we are exposed to the risks of fluctuations in the U.S. Dollar exchange rate during the lengthy period from the date a purchase order is received until payment is made. This exchange rate risk is partially offset to the extent our foreign operations incur expenses in the local currency. To date, we have not invested in instruments designed to hedge currency risks. Our operating results could be adversely affected by fluctuations in the value of the U.S. Dollar relative to other currencies.

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

Future improvements in semiconductor design and manufacturing technology may reduce or eliminate the need for our products. For example, improvements in semiconductor process technology and improvements in conventional test systems, such as reduced cost or increased throughput, may significantly reduce or eliminate the market for one or more of our products. If we are not able to improve our products or develop new products or technologies quickly enough to maintain a competitive position in our markets, our business may decline.

Semiconductor business cycles are unreliable and there is always the risk of cancellations and rescheduling which could have a material adverse effect on our operating results.

Our operating results depend primarily upon the capital expenditures of semiconductor manufacturers, semiconductor contract assemblers and burn-in and test service companies worldwide, which in turn depend on the current and anticipated market demand for ICs. The semiconductor equipment manufacturing industry has historically been subject to a relatively high rate of purchase order cancellation by customers as compared to other high technology industry sectors. Manufacturing companies that are the customers of semiconductor equipment companies frequently revise, postpone and cancel capital facility expansion plans. In such cases, semiconductor equipment companies may experience a significant rate of cancellations or rescheduling of purchase orders. For example, a significant increase in purchase order cancellations was recognized in the third quarter of fiscal 2009 as a result of the Spansion bankruptcy filing. There can be no assurance that we will not be materially adversely affected by future cancellations or rescheduling of purchase orders.

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

Our success depends to a significant extent upon the continued service of Gayn Erickson, our President and Chief Executive Officer, and Rhea Posedel, our Chairman, as well as other executive officers and key employees. We do not maintain key person life insurance for our benefit on any of our personnel, and none of our employees are subject to a non-competition agreement with the Company. The loss of the services of any of our executive officers or a group of key employees could have a material adverse effect on our business, financial condition and operating results. Our future success will depend in significant part upon our ability to attract and retain highly skilled technical, management, sales and marketing personnel. There is a limited number of personnel with the requisite skills to serve in these positions, and it has become increasingly difficult for us to hire such personnel. Competition for such personnel in the semiconductor equipment industry is intense, and there can be no assurance that we will be successful in attracting or retaining such personnel. Changes in management could disrupt our operations and adversely affect our operating results.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

        The Company’s principal administrative and production facilities are located in Fremont, California, in a 51,289 square foot building. The term of the Company’s current lease ends on June 30, 2015. The Company has an option to extend the lease for an additional period at rates to be determined. The Company’s facility in Japan was located in Tokyo in a 4,294 square foot building until this lease was cancelled on June 30, 2013. The Company moved its facility in Japan to a 418 square foot office in Tokyo under a lease which expires in June, 2016. The Company also maintains a 568 square foot warehouse in Yamanashi under a lease which expires in September, 2013. The Company leases a sales and support office in Utting, Germany. The lease, which began February 1, 1992 and expires on January 31, 2015, contains an automatic twelve months renewal, at rates to be determined, if no notice is given prior to six months from expiry. The Company’s and its subsidiaries’ annual rental payments currently aggregate $657,000. The Company periodically evaluates its global operations and facilities to bring its capacity in line with demand and to provide cost efficient services for its customers. In prior years, through this process, the Company has moved from certain facilities that exceeded the capacity required to satisfy its needs. The Company believes that its existing facilities are adequate to meet its current and reasonably foreseeable requirements. The Company regularly evaluates its expected future facilities requirements and believes that alternate facilities would be available if needed.

ITEM 3.   LEGAL PROCEEDINGS

None.

ITEM 4.   MINE SAFETY DISCLOSURE

Not Applicable

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is publicly traded on the NASDAQ Capital Market under the symbol “AEHR”. The following table sets forth, for the periods indicated, the high and low sale prices for the common stock on such market. These quotations represent prices between dealers and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

	High	Low
Fiscal 2013:
First quarter ended August 31, 2012	$1.34	$1.00
Second quarter ended November 30, 2012	1.28	0.66
Third quarter ended February 28, 2013	1.11	0.75
Fourth quarter ended May 31, 2013	1.50	0.72

Fiscal 2012:
First quarter ended August 31, 2011	$1.73	$1.01
Second quarter ended November 30, 2011	1.25	0.40
Third quarter ended February 29, 2012	1.00	0.51
Fourth quarter ended May 31, 2012	1.65	0.69

At August 6, 2013, the Company had 153 holders of record of its common stock. A substantially greater number of holders of the Company’s common stock are “street name” or beneficial holders whose shares are held by banks, brokers and other financial institutions.

The Company has not paid cash dividends on its common stock or other securities. The Company currently anticipates that it will retain its future earnings, if any, for use in the expansion and operation of its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future.

The Company did not repurchase any of its common stock during the fiscal year ended May 31, 2013.

EQUITY COMPENSATION PLAN INFORMATION

The information required by this item is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of the Proxy Statement and Part III, Item 12 of this Annual Report on Form 10-K.

PERFORMANCE MEASUREMENT COMPARISON

The following graph shows a comparison of total shareholder return for holders of the Company's common stock for the last five fiscal years ended May 31, 2013, compared with the NASDAQ Composite Index and the Philadelphia Semiconductor Index. The graph assumes that $100 was invested in the Company's common stock, in the NASDAQ Composite Index and the Philadelphia Semiconductor Index on May 31, 2008, and that all dividends were reinvested. The Company believes that while total shareholder return can be an important indicator of corporate performance, the stock prices of semiconductor equipment companies like us are subject to a number of market-related factors other than company performance, such as competitive announcements, mergers and acquisitions in the industry, the general state of the economy and the performance of other semiconductor equipment company stocks. Stock prices and shareholder returns over the indicated period should not be considered indicative of future stock prices or shareholder returns.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data in this section are not intended to replace the consolidated financial statements and are qualified in their entirety by the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

We derived the statements of operations data for the years ended May 31, 2013, 2012 and 2011 and the balance sheet data as of May 31, 2013 and 2012 from our audited consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. We derived the statements of operations data for the years ended May 31, 2010 and 2009 and the balance sheet data as of May 31, 2011, 2010 and 2009 from our audited consolidated financial statements and related notes which are not included in this Annual Report on Form 10-K. We have not declared or distributed any cash dividends.

	Fiscal Year Ended May 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS:
Net sales
Product sales	$16,488	$15,521	$13,737	$8,934	$21,407
Cancellation charges	--	--	--	2,740	--

Total net sales	16,488	15,521	13,737	11,674	21,407
Cost of sales	9,712	9,314	8,225	5,571	20,223

Gross profit	6,776	6,207	5,512	6,103	1,184

Operating expenses:
Selling, general and administrative	6,872	6,526	5,964	6,094	20,623
Research and development	3,211	4,188	4,567	4,758	5,762
Impairment of goodwill	--	--	--	--	274
Gain on bankruptcy claim	--	--	(832)	(3,993)	--

Total operating expenses	10,083	10,714	9,699	6,859	26,659

Loss from operations	(3,307)	(4,507)	(4,187)	(756)	(25,475)

Interest income	--	--	3	5	142
Interest expense	(49)	(4)	--	--	--
Gain on sale of long-term investment	--	990	--	--	--
Other (expense) income, net	(33)	117	762	131	277

Loss before income tax (expense)
benefit	(3,389)	(3,404)	(3,422)	(620)	(25,056)

Income tax (expense) benefit	(30)	15	49	139	(4,915)
Net loss	(3,419)	(3,389)	(3,373)	(481)	(29,971)
Less: Net income (loss) attributable to the noncontrolling interest	--	1	16	--	(40)

Net loss attributable to Aehr Test Systems common shareholders	$(3,419)	$(3,390)	$(3,389)	$(481)	$(29,931)
Net loss per share:
Basic	$(0.36)	$(0.38)	$(0.39)	$(0.06)	$(3.55)
Diluted	$(0.36)	$(0.38)	$(0.39)	$(0.06)	$(3.55)

Shares used in per share calculations
Basic	9,549	9,016	8,776	8,563	8,436
Diluted	9,549	9,016	8,776	8,563	8,436

	May 31,
	2013	2012	2011	2010	2009
CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$2,324	$2,073	$4,020	$7,766	$4,360
Working capital	4,821	6,120	8,031	9,827	7,299
Total assets	10,975	11,613	12,083	14,474	13,911
Long-term obligations, less current portion	280	351	442	578	605
Total shareholders' equity	4,994	6,454	9,101	11,281	9,963

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with our “Selected Consolidated Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

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

SIGNIFICANT ITEMS IMPACTING COMPARABILITY OF FINANCIAL STATEMENTS

Spansion, the Company’s largest customer in fiscal 2009 through 2012 and second largest customer in fiscal 2013, filed for bankruptcy in Japan in February 2009 and in the United States in March 2009. Due to the bankruptcy filing and the impact of the weak global economic environment on demand for the Company’s products, in the third quarter of fiscal 2009, we recorded a $13.7 million provision for bad debts in selling, general and administrative expenses, a $7.2 million provision for excess and obsolete inventory and a $0.3 million charge for cancellation charges to cost of sales, a $4.9 million charge to income tax expense related to the reinstatement of the valuation allowance against the Company’s deferred tax assets, a $0.3 million charge to operating expenses related to goodwill impairment and a $0.4 million expense related to severance charges.

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

The Company also significantly reduced its headcount and initiated other expense reduction measures in fiscal 2009. The Company intends to take actions as necessary to maintain sufficient cash to manage through the current period of slow business activity.

RECLASSIFICATION

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

PRODUCT DEVELOPMENT COSTS AND CAPITALIZED SOFTWARE

The Company capitalizes its systems software development costs incurred after a system achieves technological feasibility and before first commercial shipment. Such costs typically represent a small portion of total research and development costs. No system software development costs were capitalized or amortized in fiscal 2013, 2012 or 2011.

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

IMPAIRMENT OF GOODWILL

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in the Company’s acquisition of its Japanese subsidiary. The Company reviews goodwill annually or whenever events or circumstances indicate that a decline in value may have occurred. Based on the fair market value of the Company’s common stock relative to its book value and revised estimates for its future cash flow and revenue projections, the Company determined that indicators of impairment for its goodwill were present during fiscal year 2009. As a result, the Company tested the goodwill for impairment, determined that it was impaired and recorded a non-cash impairment of goodwill charge of $274,000 for the fiscal year ended May 31, 2009, bringing the net value to zero. Both gross goodwill and accumulated impairment were each $274,000 at May 31, 2013, 2012 and 2011.

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

Although the Company files U.S. federal, various state and foreign tax returns, the Company’s only major tax jurisdictions are the United States, California, Germany and Japan. Tax years 1996 – 2012 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

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

The fair value of each option grant and the right to purchase shares under the Company’s stock purchase plan are estimated on the date of grant using the Black-Scholes option valuation model with assumptions concerning expected term, stock price volatility, expected dividend yield, risk-free interest rate and the expected life of the award. In the second quarter of fiscal 2010, the seven officers of the Company elected to forfeit certain stock options previously granted. The forfeiture of these options resulted in the immediate recognition of the unamortized portion of stock compensation expense of $0.5 million. See Note 1 to our consolidated financial statements for additional information relating to stock-based compensation. See Notes 10 and 11 to our consolidated financial statements for detailed information regarding the stock option plan and the ESPP.

RESULTS OF OPERATIONS

The following table sets forth statements of operations data as a percentage of net sales for the periods indicated.

	Year Ended May 31,
	2013	2012	2011

Net sales	100.0%	100.0%	100.0%
Cost of sales	58.9	60.0	59.9
Gross profit	41.1	40.0	40.1

Operating expenses:
Selling, general and administrative	41.7	42.0	43.4
Research and development	19.5	27.0	33.2
Gain on bankruptcy claim	--	--	(6.0)

Total operating expenses	61.2	69.0	70.6

Loss from operations	(20.1)	(29.0)	(30.5)

Interest expense	(0.3)	--	--
Gain on sale of long-term investment	--	6.4	--
Other (expense) income, net	(0.2)	0.7	5.6

Loss before income tax (expense) benefit	(20.6)	(21.9)	(24.9)

Income tax (expense) benefit	(0.1)	0.1	0.3

Net loss	(20.7)	(21.8)	(24.6)
Less: Net income attributable to the noncontrolling interest	--	--	0.1
Net loss attributable to Aehr Test Systems common shareholders	(20.7)%	(21.8)%	(24.7)%

FISCAL YEAR ENDED MAY 31, 2013 COMPARED TO FISCAL YEAR ENDED MAY 31, 2012

NET SALES. Net sales consist primarily of sales of systems, test fixtures, die carriers, upgrades and spare parts as well as revenues from service contracts. Net sales increased to $16.5 million for the fiscal year ended May 31, 2013 from $15.5 million for the fiscal year ended May 31, 2012, an increase of 6.2%. The increase in net sales in fiscal 2013 was primarily due to an increase in net sales of the Company’s TDBI products, partially offset by a decrease of the Company’s wafer-level products. Net sales of the Company’s TDBI products for fiscal 2013 were $11.2 million, and increased approximately $4.5 million from fiscal 2012. Net sales of the wafer-level products for fiscal 2013 were $5.1 million, and decreased approximately $3.1 million from fiscal 2012.

GROSS PROFIT. Gross profit consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit increased to $6.8 million for the fiscal year ended May 31, 2013 from $6.2 million for the fiscal year ended May 31, 2012, an increase of 9.2% primarily due to an increase in net sales. Gross profit margin for the fiscal year ended May 31, 2013 was 41.1%, compared with 40.0% for the fiscal year ended May 31, 2012.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative, or SG&A, expenses consist primarily of salaries and related costs of employees, customer support costs, commission expenses to independent sales representatives, product promotion, other professional services and bad debt expenses. SG&A expenses were $6.9 million for the fiscal year ended May 31, 2013, compared with $6.5 million for the fiscal year ended May 31, 2012, an increase of 5.3%. The increase in SG&A expenses was primarily due to an increase in sales expenses of $0.3 million related primarily to pre-sales support activities, and an increase in commissions of $0.3 million. This was offset by a reduction in employment related expenses of $0.1 million.

RESEARCH AND DEVELOPMENT. Research and development, or R&D, expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies and professional consulting expenses. R&D expenses decreased to $3.2 million for the fiscal year ended May 31, 2013 from $4.2 million for the fiscal year ended May 31, 2012, a decrease of 23.3%. The decrease in R&D expenses was primarily due to decreases of $0.3 million of employment related expenses and $0.3 million of project expenses and outside services. Certain R&D expenditures related to non-recurring engineering milestones were transferred into cost of goods sold.

INTEREST EXPENSE. Interest expense increased to $49,000 for the fiscal year ended May 31, 2013 from $4,000 for the fiscal year ended May 31, 2012 as a result of higher average borrowings on the line of credit.

GAIN ON SALE OF LONG-TERM INVESTMENT. During the first quarter of fiscal 2012, the Company sold its long-term investment in ESA Electronics PTE Ltd, resulting in a gain of approximately $1.0 million.

OTHER (EXPENSE) INCOME, NET. Other expense, net for the fiscal year ended May 31, 2013 was $33,000, compared to other income, net of $117,000 for the fiscal year ended May 31, 2012. The change in other (expense) income was due to the fluctuation in the value of the dollar compared to foreign currencies.

INCOME TAX (EXPENSE) BENEFIT. Income tax expense was $30,000 for the fiscal year ended May 31, 2013, compared with income tax benefit of $15,000 for the fiscal year ended May 31, 2012. The income tax benefits for the fiscal year ended May 31, 2012 were due to the reversal of tax liabilities previously established under Financial Accounting Standards Board Interpretation No. 48, or FIN-48, which were no longer required.

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

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative, or SG&A, expenses consist primarily of salaries and related costs of employees, customer support costs, commission expenses to independent sales representatives, product promotion, other professional services and bad debt expenses. SG&A expenses were $6.5 million for the fiscal year ended May 31, 2012, compared with $6.0 million for the fiscal year ended May 31, 2011, an increase of 9.4%. The increase in SG&A expenses was primarily due to increases of $0.2 million of pre-sales support expenses and $0.1 million in employment related expenses.

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

GAIN ON BANKRUPTCY CLAIM. Spansion, the Company’s largest customer in fiscal 2012, 2011 and 2010, filed for bankruptcy in Japan in February 2009 and in the United States in March 2009. The Company filed claims in the Spansion U.S. and Spansion Japan bankruptcy actions. In fiscal 2011, the Company's Japanese subsidiary received $0.8 million in proceeds from the Spansion Japan bankruptcy claim and recorded the amount as a reduction of operating expenses. No proceeds were received in fiscal 2012.

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

OTHER (EXPENSE) INCOME, NET. Other income, net decreased to $117,000 for the fiscal year ended May 31, 2012 from $762,000 for the fiscal year ended May 31, 2011. Other income for the fiscal year ended May 31, 2011 was primarily attributable to the receipt of a $575,000 dividend payment related to a long-term investment in ESA Electronics PTE Ltd. This long-term investment was sold in the first quarter of fiscal 2012.

INCOME TAX (EXPENSE) BENEFIT. Income tax benefit was $15,000 for the fiscal year ended May 31, 2012, compared with income tax benefit of $49,000 for the fiscal year ended May 31, 2011. The income tax benefits for the fiscal year ended May 31, 2012 and 2011 were due the reversal of tax liabilities previously established under FIN-48 which were no longer required.

LIQUIDITY AND CAPITAL RESOURCES

We consider cash and cash equivalents as liquid and available for use. As of May 31, 2013, the Company had $2.3 million in cash and cash equivalents, compared to $2.1 million as of May 31, 2012.

Net cash used in operating activities was $0.3 million and $4.9 million for the fiscal years ended May 31, 2013 and 2012, respectively. For the fiscal year ended May 31, 2013, net cash used in operating activities was primarily the result of the net loss of $3.4 million, as adjusted to exclude the effect of non-cash charges including stock-based compensation expense of $0.6 million and depreciation and amortization of $0.3 million, an increase in customer deposits and deferred revenue of $1.5 million and a decrease in inventories of $0.7 million. The increase in customer deposits and deferred revenue was primarily due to 30% down payments from certain customers. The decrease in inventories was primarily due to $0.4 million in inventory usage as well as one-time charges of $0.3 million related to writedowns of older product inventory. For the fiscal year ended May 31, 2012, net cash used in operating activities was primarily the result of the net loss of $3.4 million, as adjusted to exclude the effect of non-cash charges including stock-based compensation expense of $0.7 million and depreciation and amortization of $0.5 million, and a gain of approximately $1.0 million on the sale of the Company’s long-term investment in ESA Electronics PTE Ltd., and increases in accounts receivable of $1.3 million and inventories of $1.1 million, partially offset by an increase in accounts payable of $0.6 million. The increase in accounts receivable was primarily due to an increase in revenues in fiscal year 2012 compared to fiscal year 2011. The increase in inventories was to support future shipments for customer orders. The increase in accounts payable was due primarily to inventory purchases to support future shipments.

Net cash used in investing activities was $0.1 million for the fiscal year ended May 31, 2013 as compared to net cash provided by investing activities of $1.3 million for the fiscal year ended May 31, 2012. Net cash used in investing activities during the fiscal year ended May 31, 2013 was primarily due to the purchase of property and equipment. Net cash provided by investing activities for the fiscal year ended May 31, 2012 was due primarily to the $1.4 million in proceeds received from the sale of the Company’s long-term investment in ESA Electronics PTE Ltd.

Financing activities provided cash of $1.1 million for the fiscal year ended May 31, 2013 as compared to $1.6 million for the fiscal year ended May 31, 2012. Net cash provided by financing activities during the fiscal year ended May 31, 2013 was primarily due to a $1.1 million of stock sold in the private placement. Net cash provided by financing activities during the fiscal year ended May 31, 2012 was primarily due to a $1.4 million draw on our line of credit. Refer to Note 9 of Notes to Consolidated Financial Statements, “LINE OF CREDIT”, for further discussion of the credit facility agreement.

As of May 31, 2013, the Company had working capital of $4.8 million. Working capital consists of cash and cash equivalents, accounts receivable, inventories and prepaid expenses and other current assets, less current liabilities.

As of May 31, 2012, the Company had $2.1 million in cash and cash equivalents, compared to $4.0 million as of May 31, 2011. This decrease resulted primarily from our operating loss.

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

Net cash used in investing activities was $15,000 for the fiscal year ended May 31, 2011. Net cash used in investing activities during the fiscal year ended May 31, 2011 was primarily due to the purchase of property and equipment.

Financing activities provided cash of $343,000 for the fiscal year ended May 31, 2011. Net cash provided by financing activities during the fiscal year ended May 31, 2011 was primarily due to proceeds from issuance of common stock and exercise of stock options.

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

The Company anticipates that the existing cash balance together with cash flows from operations, as well as funds available through the working capital credit facility will be adequate to meet its working capital and capital equipment requirements through fiscal 2014. The Company expects to become profitable in fiscal 2014. Refer to Note 9 of Notes to Consolidated Financial Statements, “LINE OF CREDIT”, for further discussion of the credit facility agreement. After fiscal 2014, depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required, or if available, that such financing can be obtained on terms satisfactory to the Company.

OFF-BALANCE SHEET FINANCING

The Company has not entered into any off-balance sheet financing arrangements and has not established any special purpose entities.

OVERVIEW OF CONTRACTUAL OBLIGATIONS

The following table provides a summary of such arrangements, or contractual obligations.

	Payments Due by Period (in thousands)
		Less than	1-3	3-5	5
	Total	1 year	years	years	years
Operating Leases	$1,240	$600	$640	$--	$--
Line of Credit	1,101	1,101	--	--	--
Purchases(1)	473	473	--	--	--
Total	$2,814	$2,174	$640	$--	$--

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

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," (Topic 220) - Comprehensive Income (ASU 2013-02), to amend existing rules to improve the reporting of reclassification out of accumulated other comprehensive income ("AOCI"). The amendment expands the existing disclosure by requiring entities to present information about significant items reclassified out of AOCI by component. In addition, an entity is required to provide information about the effects on net income of significant amounts reclassified out of each component of AOCI to net income either on the face of the statement where net income is presented or as a separate disclosure in the notes of the financial statements. The Company adopted this ASU 2013-02 the fourth quarter of fiscal 2013. Other than requiring additional disclosure, the adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had no holdings of derivative financial or commodity instruments at May 31, 2013.

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

A majority of the Company’s revenue and capital spending is transacted in U.S. Dollars. The Company, however, enters into transactions in other currencies, primarily Japanese Yen. Substantially all sales to Japanese customers are denominated in Yen. Since the price is determined at the time a purchase order is accepted, the Company is exposed to the risks of fluctuations in the Yen-U.S. Dollar exchange rate during the lengthy period from purchase order to ultimate payment. This exchange rate risk is partially offset to the extent that the Company’s Japanese subsidiary incurs expenses payable in Yen. To date, the Company has not invested in instruments designed to hedge currency risks. In addition, the Company’s Japanese subsidiary typically carries debt or other obligations due to the Company that may be denominated in either Yen or U.S. Dollars. Since the Japanese subsidiary’s financial statements are based in Yen and the Company’s condensed consolidated financial statements are based in U.S. Dollars, the Japanese subsidiary and the Company recognize foreign exchange gain or loss in any period in which the value of the Yen rises or falls in relation to the U.S. Dollar. A 10% decrease in the value of the Yen as compared with the U.S. Dollar would not be expected to result in a significant change to the Company’s net income or loss. There have been no material changes in our risk exposure since the end of fiscal 2012, nor are any material changes to our risk exposure anticipated.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statement schedules not listed above are either omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or in the Notes thereto.

 REPORT OF
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Aehr Test Systems

We have audited the accompanying consolidated balance sheets of Aehr Test Systems and its subsidiaries (the “Company”) as of May 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended May 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aehr Test Systems and its subsidiaries as of May 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr Pilger Mayer, Inc.

E. Palo Alto, California
August 28, 2013

AEHR TEST SYSTEMS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	May 31,
	2013	2012
ASSETS

Current assets:
Cash and cash equivalents	$2,324	$2,073
Accounts receivable, net	2,632	2,588
Inventories	5,369	6,070
Prepaid expenses and other	197	197

Total current assets	10,522	10,928

Property and equipment, net	301	510
Other assets	152	175

Total assets	$10,975	$11,613

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Line of credit	$1,101	$1,408
Accounts payable	1,188	1,507
Accrued expenses	1,440	1,385
Customer deposits and deferred revenue, short-term	1,972	508

Total current liabilities	5,701	4,808

Income tax payable	109	125
Deferred lease commitment, net of current portion	103	179
Deferred revenue, long-term	68	47
Total liabilities	5,981	5,159

Commitments and contingencies (Note 15)

Aehr Test Systems shareholders' equity:
Preferred stock, $0.01 par value:
Authorized: 10,000 shares;
Issued and outstanding: none	--	--
Common stock, $0.01 par value:
Authorized: 75,000 shares;
Issued and outstanding: 10,599 shares and 9,135
shares at May 31, 2013 and 2012, respectively	106	91
Additional paid-in capital	50,580	48,622
Accumulated other comprehensive income	2,442	2,458
Accumulated deficit	(48,114)	(44,695)
Total Aehr Test Systems shareholders' equity	5,014	6,476
Noncontrolling interest	(20)	(22)
Total shareholders' equity	4,994	6,454

Total liabilities and shareholders' equity	$10,975	$11,613

The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended May 31,
	2013	2012	2011

Net sales	$16,488	$15,521	$13,737
Cost of sales	9,712	9,314	8,225
Gross profit	6,776	6,207	5,512

Operating expenses:
Selling, general and administrative	6,872	6,526	5,964
Research and development	3,211	4,188	4,567
Gain on bankruptcy claim	--	--	(832)

Total operating expenses	10,083	10,714	9,699

Loss from operations	(3,307)	(4,507)	(4,187)

Interest income	--	--	3
Interest expense	(49)	(4)	--
Gain on sale of long-term investment	--	990	--
Other (expense) income, net	(33)	117	762

Loss before income tax (expense) benefit	(3,389)	(3,404)	(3,422)

Income tax (expense) benefit	(30)	15	49
Net loss	(3,419)	(3,389)	(3,373)
Less: Net income attributable to the noncontrolling interest	--	1	16

Net loss attributable to Aehr Test Systems common shareholders	$(3,419)	$(3,390)	$(3,389)

Net loss per share – basic and diluted	$(0.36)	$(0.38)	$(0.39)
Shares used in per share calculation – basic and diluted	9,549	9,016	8,776

The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)

	Year Ended May 31,
	2013	2012	2011

Net loss	$(3,419)	$(3,389)	$(3,373)

Other comprehensive loss, net of tax: Foreign currency translation loss	(14)	(135)	(97)

Total comprehensive loss	(3,433)	(3,524)	(3,470)
Less: Comprehensive income attributable to noncontrolling interest	--	1	16

Comprehensive loss, attributable to Aehr Test Systems	$(3,433)	$(3,525)	$(3,486)

The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)

						Total Aehr
				Accumulated		Test
			Additional	Other		Systems		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’	Noncontrolling	Shareholders'
	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity

Balances, May 31, 2010	8,664	$87	$46,459	$2,691	$(37,916)	$11,321	$(40)	$11,281

Issuance of common stock
under employee plans	268	2	341	--	--	343	--	343
Stock-based compensation			947	--	--	947	--	947
Net (loss) income	--	--	--	--	(3,389)	(3,389)	16	(3,373)
Foreign currency
translation adjustment	--	--	--	(98)	--	(98)	1	(97)

Balances, May 31, 2011	8,932	89	47,747	2,593	(41,305)	9,124	(23)	9,101

Issuance of common stock
under employee plans	203	2	166	--	--	168	--	168
Stock-based compensation			709	--	--	709	--	709
Net (loss) income	--	--	--	--	(3,390)	(3,390)	1	(3,389)
Foreign currency
translation adjustment	--	--	--	(135)	--	(135)	--	(135)

Balances, May 31, 2012	9,135	91	48,622	2,458	(44,695)	6,476	(22)	6,454

Issuance of common stock
under private placement	1,158	12	1,126	--	--	1,138	--	1,138
Issuance of common stock
under employee plans	306	3	231	--	--	234	--	234
Stock-based compensation			601	--	--	601	--	601
Net loss	--	--	--	--	(3,419)	(3,419)	--	(3,419)
Foreign currency
translation adjustment	--	--	--	(16)	--	(16)	2	(14)

Balances, May 31, 2013	10,599	$106	$50,580	$2,442	$(48,114)	$5,014	$(20)	$4,994

The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended May 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(3,419)	$(3,389)	$(3,373)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock-based compensation expense	601	709	947
Provision for doubtful accounts	--	16	15
Loss on disposal of asset	--	1	1
Gain on sale of long-term investment	--	(990)	--
Depreciation and amortization	322	491	573
Changes in operating assets and liabilities:
Accounts receivable	(206)	(1,285)	(501)
Inventories	702	(1,114)	(1,322)
Prepaid expenses and other	(7)	(42)	287
Accounts payable	243	570	(353)
Customer deposits and deferred revenue	1,477	331	(66)
Accrued expenses	58	(36)	(214)
Income tax payable	(5)	(78)	(94)
Deferred lease commitment	(76)	(59)	(42)
Net cash used in
operating activities	(310)	(4,875)	(4,142)

Cash flows from investing activities:
Proceeds from sale of investments	--	1,375	--
Purchase of property and equipment	(127)	(45)	(15)

Net cash (used in) provided by
investing activities	(127)	1,330	(15)

Cash flows from financing activities:
Line of credit (repayments) borrowings, net	(307)	1,408	--
Proceeds from issuance of common stock
under private placement	1,138	--	--
Proceeds from issuance of common stock
under employee plans	234	168	343

Net cash provided by
financing activities	1,065	1,576	343

Effect of exchange rates on cash and
cash equivalents	(377)	22	68

Net increase (decrease) in cash and
cash equivalents	251	(1,947)	(3,746)

Cash and cash equivalents, beginning of year	2,073	4,020	7,766

Cash and cash equivalents, end of year	$2,324	$2,073	$4,020

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$64	$62	$51
Interest	$49	$4	$--

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

LIQUIDITY:

Since inception, the Company has incurred substantial cumulative losses and negative cash flows from operations. In recent years, the Company has recognized significantly lower sales levels compared to the net sales of the years immediately preceding fiscal 2009, as a result of a major customer filing bankruptcy and a slowdown in the semiconductor manufacturing industry. In response to the low levels of net sales, the Company took significant steps to minimize expense levels and to increase the likelihood that it will have sufficient cash to support operations during the slow business periods. Those steps included reductions in headcount, reduced compensation for officers and other salaried employees, Company-wide shutdowns and lower fees paid to the Board of Directors, among other spending cuts. The Company will continue to explore methods to reduce its costs as necessary.

In March 2013, the Company sold 1,158,000 shares of its common stock in a private placement transaction with certain Directors and Officers of the Company and other accredited investors. The purchase price per share of the common stock sold in the private placement was $1.00, resulting in gross proceeds to the Company of $1,158,000, before offering expenses. The net proceeds after offering expenses were $1,138,000.

In August 2011, the Company entered into a working capital credit facility agreement allowing the Company to borrow up to $1.5 million based upon qualified U.S. based and foreign customer receivables, and export-related inventory. In May 2012, the credit agreement was amended to increase the borrowing limit to $2.0 million. In September 2012, the credit agreement was amended to increase the borrowing limit to $2.5 million. Refer to Note 9, “LINE OF CREDIT”, for further discussion of the credit facility agreement.

During fiscal 2013, 2012 and fiscal 2011 we experienced operating losses and negative cash flow from operating activities. Due primarily to these operating losses, we experienced cash outflows and, at May 31, 2013, had $2.3 million in cash and cash equivalents, compared to $2.1 million at May 31, 2012. The Company expects to become profitable in fiscal 2014. The Company anticipates that the existing cash balance together with cash flows from operations, as well as funds available through the working capital credit facility will be adequate to meet its working capital and capital equipment requirements through fiscal 2014. After fiscal 2014, depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required, or if available, that such financing can be obtained on terms satisfactory to the Company.

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

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS:

Assets and liabilities of the Company’s foreign subsidiaries and a branch office are translated into U.S. Dollars from their functional currencies of Japanese Yen, Euros and New Taiwan Dollars using the exchange rate in effect at the balance sheet date. Additionally, their net sales and expenses are translated using exchange rates approximating average rates prevailing during the fiscal year. Translation adjustments that arise from translating their financial statements from their local currencies to U.S. Dollars are accumulated and reflected as a separate component of shareholders’ equity.

Transaction gains and losses that arise from exchange rate changes denominated in currencies other than the local currency are included in the statements of operations as incurred. See Note 12 for the detail of foreign exchange transaction gains and losses for all periods presented.

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

CASH EQUIVALENTS AND INVESTMENTS:

Cash equivalents consist of money market instruments purchased with an original maturity of three months or less. These investments are reported at fair value.

FAIR VALUE OF FINANCIAL INSTRUMENTS AND MEASUREMENT:

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2013 (in thousands):

	Balance as of
	May 31, 2013	Level 1	Level 2	Level 3
Money market funds	$102	$102	$--	$--

Assets	$102	$102	$--	$--

Liabilities	$--	$--	$--	$--

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

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Accounts receivable are derived from the sale of products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies. Accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. The Company also reviews its trade receivables by aging category to identify specific customers with known disputes or collection issues. The Company exercises judgment when determining the adequacy of these reserves as the Company evaluates historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received. No significant adjustments to the allowance for doubtful accounts were recorded during the years ended May 31, 2013, 2012 or 2011.

CONCENTRATION OF CREDIT RISK:

The Company sells its products primarily to semiconductor manufacturers in North America, Asia, and Europe. As of May 31, 2013, approximately 52%, 37% and 12% of gross accounts receivable were from customers located in Asia, the United States and Europe, respectively. As of May 31, 2012, approximately 52%, 25% and 23% of gross accounts receivable were from customers located in the United States, Asia and Europe, respectively. Four customers accounted for 42%, 21%, 20% and 11% of gross accounts receivable at May 31, 2013. Three customers accounted for 45%, 22% and 18% of gross accounts receivable at May 31, 2012. Two customers accounted for 32% and 26% of net sales in fiscal 2013. Two customers accounted for 40% and 22% of net sales in fiscal 2012. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company uses letter of credit terms for some of its international customers.

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

At May 31, 2011 the Company held a long-term investment in ESA Electronics PTE Ltd. The carrying value of the strategic investments at that date was $384,000. The investment had not been revalued at May 31, 2011 as the fair value was not readily determinable due to the investment being a privately held company based in Singapore. The Company maintained less than 20% of the voting rights of the company invested.

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

PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost less accumulated depreciation and amortization. Major improvements are capitalized, while repairs and maintenance are expensed as incurred. Leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the related lease. Furniture and fixtures, machinery and equipment, and test equipment are depreciated on a straight-line basis over their estimated useful lives. The ranges of estimated useful lives are generally as follows:

Furniture and fixtures	2 to 6 years

Machinery and equipment	3 to 6 years

Test equipment	4 to 6 years

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

PRODUCT DEVELOPMENT COSTS AND CAPITALIZED SOFTWARE:

Costs incurred in the research and development of new products or systems are charged to operations as incurred. Costs incurred in the development of software programs for the Company’s products are charged to operations as incurred until technological feasibility of the software has been established. Generally, technological feasibility is established when the software module performs its primary functions described in its original specifications, contains features required for it to be usable in a production environment, is completely documented and the related hardware portion of the product is complete. After technological feasibility is established, any additional costs are capitalized. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use. Capitalized costs are amortized over the estimated life of the related software product using the greater of the units of sales or straight-line methods over ten years. No system software development costs were capitalized or amortized in fiscal 2013, 2012 and 2011.

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

A full valuation allowance was established against all deferred tax assets as management determined that it is more likely than not that deferred tax assets will not be realized as of May 31, 2013 and 2012.

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

Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, California, Germany and Japan. Tax years 1996 – 2012 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

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

The following table summarizes compensation costs related to the Company’s stock-based compensation for the years ended May 31, 2013, 2012 and 2011, respectively (in thousands, except per share data):

	Year Ended May 31,
	2013	2012	2011
Stock-based compensation in the form of employee
stock options and ESPP shares, included in:

Cost of sales	$36	$87	$108
Selling, general and administrative	446	430	488
Research and development	119	192	351

Net effect on net loss	$601	$709	$947

Effect on net loss per share:
Basic	$0.06	$0.08	$0.11
Diluted	$0.06	$0.08	$0.11

During fiscal 2013, 2012 and fiscal 2011, the Company recorded stock-based compensation related to stock options of $551,000, $613,000 and $829,000, respectively.

As of May 31, 2013, the total compensation cost related to unvested stock-based awards under the Company’s 1996 Stock Option Plan and 2006 Equity Incentive Plan, but not yet recognized, was $752,000 which is net of estimated forfeitures of $2,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.6 years.

During fiscal 2013, 2012 and fiscal 2011, the Company recorded stock-based compensation related to its ESPP of $50,000, $96,000 and $118,000, respectively.

As of May 31, 2013, the total compensation cost related to options to purchase the Company’s common shares under the ESPP but not yet recognized was $17,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 0.8 years.

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

Fair Value. The fair values of the Company’s stock options granted to employees shares in fiscal 2013, 2012 and 2011 were estimated using the following weighted average assumptions in the Black-Scholes option valuation method:

	Year Ended May 31,
	2013	2012	2011
Option Plan Shares
Expected Term (in years)	5	5	5
Volatility	0.91	0.84	0.80
Expected Dividend	$0.00	$0.00	$0.00
Risk-free Interest Rates	0.72%	1.12%	1.73%
Weighted Average Grant Date Fair Value	$0.78	$0.60	$1.19

The fair value of our ESPP purchase rights for the fiscal 2013, 2012 and 2011 was estimated using the following weighted-average assumptions:

	Year End May 31,
	2013	2012	2011
Employee Stock Purchase Plan Shares
Expected Term (in years)	0.5 - 2.0	0.5 - 2.0	n/a
Volatility	0.45 – 1.05	0.79 – 0.95	n/a
Expected Dividend	$0.00	$0.00	n/a
Risk-free Interest Rates	0.11%–0.23%	0.06%–1.05%	n/a
Weighted Average Grant Date Fair Value	$0.54	$0.40	n/a

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

A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

	Year Ended May 31,
	2013	2012	2011

Numerator: Net loss	$(3,419)	$(3,390)	$(3,389)

Denominator for basic net loss per share:
Weighted-average shares outstanding	9,549	9,016	8,776

Shares used in basic net loss per share
calculation	9,549	9,016	8,776

Effect of dilutive securities	--	--	--

Denominator for diluted net loss per share	9,549	9,016	8,776

Basic net loss per share	$(0.36)	$(0.38)	$(0.39)

Diluted net loss per share	$(0.36)	$(0.38)	$(0.39)

For purposes of computing diluted earnings per share, weighted average potential common shares do not include stock options with an exercise price greater than the average fair value of the Company’s common stock for the period, as the effect would be anti-dilutive. Potential common shares have not been included in the calculation of diluted net loss per share for the fiscal years ended May 31, 2013, 2012 and 2011, as the effect would be anti-dilutive due to the Company’s net loss. As such the numerator and the denominator used in computing both basic and diluted net loss per share for fiscal years ended May 31, 2013, 2012 and 2011 are the same. Stock options to purchase 2,956,000, 2,957,000 and 2,083,000 shares of common stock were outstanding on May 31, 2013, 2012 and 2011, respectively, but not included in the computation of diluted income per share, because the inclusion of such shares would be anti-dilutive.

COMPREHENSIVE LOSS:

Comprehensive loss generally represents all changes in shareholders’ equity except those resulting from investments or contributions by shareholders. Unrealized losses on foreign currency translation adjustments are included in the Company’s components of comprehensive loss, which are excluded from net loss. Comprehensive loss is included in the statement of shareholders’ equity and comprehensive loss.

RECLASSIFICATION

Certain reclassifications have been made to the consolidated financial statements to conform to the current period presentation. These reclassifications did not result in any change in previously reported net loss, total assets or shareholders’ equity.

RECENT ACCOUNTING PRONOUNCEMENTS:

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

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," (Topic 220) - Comprehensive Income (ASU 2013-02), to amend existing rules to improve the reporting of reclassification out of accumulated other comprehensive income ("AOCI"). The amendment expands the existing disclosure by requiring entities to present information about significant items reclassified out of AOCI by component. In addition, an entity is required to provide information about the effects on net income of significant amounts reclassified out of each component of AOCI to net income either on the face of the statement where net income is presented or as a separate disclosure in the notes of the financial statements. The Company adopted this ASU 2013-02 the fourth quarter of fiscal 2013. As this update only required additional disclosures, adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.

2. ACCOUNTS RECEIVABLE:

Accounts receivable comprise (in thousands):

	May 31,
	2013	2012
Accounts receivable	$2,671	$2,627
Less: Allowance for doubtful accounts	(39)	(39)
	$2,632	$2,588

		Additions
	Balance at	charged to		Balance
	beginning	costs and		at end
	of year	expenses	Deductions*	of year
Allowance for doubtful
accounts receivable:

May 31, 2013	$39	$--	$--	$39

May 31, 2012	$23	$16	$--	$39

*  Deductions include write-offs of uncollectible accounts and collections of amounts previously reserved.

3. INVENTORIES:

Inventories comprise (in thousands):

	May 31,
	2013	2012
Raw materials and sub-assemblies	$3,180	$3,218
Work in process	2,187	2,657
Finished goods	2	195
	$5,369	$6,070

4. PROPERTY AND EQUIPMENT, NET:

Property and equipment comprise (in thousands):

	May 31,
	2013	2012
Leasehold improvements	$1,104	$1,107
Furniture and fixtures	1,130	1,264
Machinery and equipment	4,137	4,303
Test equipment	3,040	2,972

	9,411	9,646
Less: Accumulated depreciation
and amortization	(9,110)	(9,136)
	$301	$510

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

Following is a summary of changes in the Company’s liability for product warranties during the fiscal years ended May 31, 2013 and May 31, 2012 (in thousands):

	May 31,
	2013	2012

Balance at the beginning of the year	$91	$103
Accruals for warranties issued during the year	536	208
Settlement made during the year
(in cash or in kind)	(405)	(220)

Balance at the end of the year	$222	$91

The accrued warranty balance is included in Accrued Expenses on the accompanying consolidated balance sheets.

6. ACCRUED EXPENSES:

Accrued expenses comprise (in thousands):

	May 31,
	2013	2012
Payroll related	$413	$573
Commissions and bonuses	419	218
Warranty	222	91
Professional services	143	209
Accrued customer obligations	35	95
Taxes payable	78	74
Deferred rent	76	59
Other	54	66
	$1,440	$1,385

7. INCOME TAXES:

Domestic and foreign components of loss before income tax (expense) benefit are as follows (in thousands):

	Year Ended May 31,
	2013	2012	2011
Domestic	$(3,392)	$(3,590)	(4,424)
Foreign	3	186	1,002
	$(3,389)	$(3,404)	$(3,422)

The income tax (expense) benefit consists of the following (in thousands):

	Year Ended May 31,
	2013	2012	2011
Federal income taxes:
Current	--	--	--
Deferred	--	--	--
State income taxes:
Current	$(21)	$(12)	$(30)
Deferred	--	--	--
Foreign income taxes:
Current	(9)	27	79
Deferred	--	--	--
	$(30)	$15	$49

The Company’s effective tax rate differs from the U.S. federal statutory tax rate, as follows:

	Year Ended May 31,
	2013	2012	2011
U.S. federal statutory tax rate	34.0%	34.0%	34.0%
State taxes, net of federal tax
effect	(0.4)	(0.2)	(0.6)
Foreign rate differential	0.2	2.9	12.4
Stock-based compensation	(4.4)	(6.0)	(8.5)
Research and development credit	3.0	0.1	--
Change in valuation allowance	(33.0)	(30.2)	(35.7)
Other	(0.3)	(0.2)	(0.2)
Effective tax rate	(0.9)%	0.4%	1.4%

The components of the net deferred tax assets are as follows (in thousands):

	Year Ended May 31,
	2013	2012

Net operating losses	$11,903	$11,106
Credit carryforwards	4,028	3,696
Inventory reserves	2,667	2,686
Reserves and accruals	2,913	2,957
Other	679	665

	22,190	21,110

Less: Valuation allowance	(22,190)	(21,110)
Net deferred tax assets	$--	$--

The valuation allowance increased by $1,080,000 during fiscal 2013, $711,000 during fiscal 2012, and $1,861,000 during fiscal 2011. As of May 31, 2013 and 2012, the Company concluded that it is more likely than not that the deferred tax assets will not be realized and therefore provided a full valuation allowance against the deferred tax assets. The Company will continue to evaluate the need for a valuation allowance against its deferred tax assets on a quarterly basis.

At May 31, 2013, the Company had federal and state net operating loss carryforwards of $31,225,000 and $27,235,000, respectively. These carryforwards will begin to expire in 2024 and 2014, respectively. At May 31, 2013, the Company also had federal and state research and development tax credit carryforwards of $1,894,000 and $4,324,000, respectively. The federal credit carryforward will begin to expire in 2016, and the California credit will carryforward indefinitely. These carryforwards may be subject to certain limitations on annual utilization in case of a change in ownership, as defined by tax law. The Company also has alternative minimum tax credit carryforwards of $91,000 for federal tax purposes and $34,000 for state purposes. The credits may be used to offset regular tax and do not expire.

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

Foreign net operating loss carryforwards of $997,000 are available to reduce future foreign taxable income. The foreign net operating losses will begin to expire in 2013.

The Company maintains liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available. The aggregate changes in the balance of gross unrecognized tax benefits are as follows: (in thousands)

Beginning balance as of May 31, 2010	$1,181
Decreases related to prior year tax positions	--
Decreases related to lapse of statute of limitations	(88)

Balance at May 31, 2011	$1,093

Decreases related to prior year tax positions	--
Decreases related to lapse of statute of limitations	(71)

Balance at May 31, 2012	$1,022

Decreases related to prior year tax positions	--
Decreases related to lapse of statute of limitations	(15)

Balance at May 31, 2013	$1,007

If the ending balance of $1,007,000 of unrecognized tax benefits at May 31, 2013 were recognized, $94,000 would affect the effective income tax rate. In accordance with the Company’s accounting policy, it recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company had accrued interest and penalties of $15,000 at May 31, 2013.

Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, California, Germany and Japan. Tax years 1996 – 2012 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

8. CUSTOMER DEPOSITS AND DEFERRED REVENUE, SHORT-TERM:

Customer deposits and deferred revenue, short-term (in thousands):

	May 31,
	2013	2012
Customer deposits	$1,728	$419
Deferred revenue, short-term	244	89
	$1,972	$508

9. LINE OF CREDIT:

On August 25, 2011, the Company entered into a working capital credit facility agreement allowing the Company to borrow up to $1.5 million based upon qualified accounts receivable, and export-related inventory. On May 29, 2012 the credit agreement was amended to increase the borrowing limit to $2.0 million. On September 11, 2012 the Company entered into the Second Amendment to Loan and Security Agreement to increase the borrowing limit under the credit facility from $2.0 million to $2.5 million. Each account receivable financed by the lender will bear an annual interest rate or finance charge equal to the greater of the lender's prime rate less 0.5%, or 3.50%, when the Company meets certain borrowing base requirements. If the Company does not meet the borrowing base requirements, each account receivable financed by the lender will bear an annual interest rate or finance charge equal to the greater of the lender's prime rate plus 0.75%, or 4.75%. The applicable interest is calculated based on the full amount of the account receivable and export-related inventory provided as collateral for the actual amounts borrowed. Depending on the composition of the collateral items, whether or not the Company meets certain borrowing base requirements and the relative cash position of the Company, the equivalent annual interest rate applied to the actual loan balances may vary from 3.89% to 8.94%, assuming that the bank’s prime rate is 4.00% or less. At May 31, 2013 the weighted average interest rate on the outstanding loan balance was 4.14%. The average loan balance in fiscal 2013 was 1,066,000. The line of credit is collateralized by all the Company’s assets except for intellectual property, and with an expiration date of August 23, 2013. On August 21, 2013 the Company entered into the Third Amendment to Loan and Security Agreement to extend the term of the agreement to August 22, 2014. Under the terms of the amendment to the line of credit, the lender will also have a security interest in the Company’s intellectual property. At May 31, 2013 and 2012, the Company had drawn $1,101,000 and $1,408,000 against the credit facility, respectively. The balance available to borrow under the line at May 31, 2013 was $846,000. The Company was in compliance with all covenants at May 31, 2013.

10. CAPITAL STOCK:

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

In October 2006, the Company’s 2006 Equity Incentive Plan and 2006 Employee Stock Purchase Plan (“2006 Plans”) were approved by the shareholders. A total of 3,900,000 shares of common stock have been reserved for issuance under the Company’s 2006 Equity Incentive Plan. Options granted under the 2006 Equity Incentive Plan are generally for periods not to exceed ten years (five years if the option is granted to a 10% stockholder) and are granted at the fair market value of the stock at the date of grant as determined by the Board of Directors. The 2006 Plans respectively replace the Company’s Amended and Restated 1996 Stock Option Plan, which would otherwise have expired in 2006; and the Company’s 1997 Employee Stock Purchase Plan, which would have otherwise expired in 2007. The Amended and Restated 1996 Stock Option Plan will continue to govern awards previously granted under that plan.

As of May 31, 2013, out of the 4,693,000 shares authorized for grant under the 1996 Stock Option Plan and 2006 Equity Incentive Plan, approximately 2,956,000 shares had been granted.

The following table summarizes the Company’s stock option transactions during fiscal 2013, 2012 and 2011 (in thousands, except per share data):

		Outstanding Options
			Weighted
		Number	Average	Aggregate
	Available	of	Exercise	Intrinsic
	Shares	Shares	Price	Value

Balances, May 31, 2010	998	1,949	$3.88	$833

Options granted	(508)	508	$1.88
Options terminated	327	(327)	$4.30
Plan shares expired	(130)	--
Options exercised	--	(47)	$0.85

Balances, May 31, 2011	687	2,083	$3.40	$298

Additional shares reserved	1,199	--
Options granted	(1,141)	1,141	$0.92
Options terminated	258	(258)	$3.72
Plan shares expired	(164)	--
Options exercised	--	(9)	$0.85

Balances, May 31, 2012	839	2,957	$2.40	$587

Additional shares reserved	1,223	--
Options granted	(670)	670	$1.13
Options terminated	569	(569)	$4.37
Plan shares expired	(224)	--
Options exercised	--	(102)	$0.67

Balances, May 31, 2013	1,737	2,956	$1.79	$964

Options exercisable and expected to be
exercisable at May 31, 2013		2,897	$1.79	$945

The options outstanding and exercisable at May 31, 2013 were in the following exercise price ranges (in thousands, except per share data):

	Options Outstanding			Options Exercisable
	at May 31, 2013			at May 31, 2013
Range of Exercise Prices	Number Outstanding Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$0.59-$0.97	1,165	4.20	$0.76	873	$0.81	3.71
$1.09-$1.95	1,331	4.37	$1.44	630	$1.54	3.60
$2.15-$2.52	252	0.80	$2.24	237	$2.25	0.72
$8.45-$9.94	208	0.10	$9.26	208	$9.26	0.10

$0.59-$9.94	2,956	3.70	$1.79	1,948	$2.12	2.92	$614

The total intrinsic values of options exercised were $43,000, $6,000 and $25,000 during fiscal 2013, 2012 and 2011, respectively. The weighted average contractual life of the options exercisable and expected to be exercisable at May 31, 2013 was 3.7 years.

Options to purchase 1,948,000, 1,850,000 and 1,591,000 shares were exercisable at May 31, 2013, 2012 and 2011, respectively. These exercisable options had weighted average exercise prices of $2.12, $3.13 and $3.66 as of May 31, 2013, 2012 and 2011, respectively.

11. EMPLOYEE BENEFIT PLANS:

EMPLOYEE STOCK OWNERSHIP PLAN:

The Company has a non-contributory, trusteed employee stock option plan for full-time employees who have completed three consecutive months of service and for part-time employees who have completed one year of service and have attained an age of 21. The Company can contribute either shares of the Company’s stock or cash to the plan. The contribution is determined annually by the Company and cannot exceed 15% of the annual aggregate salaries of those employees eligible for participation in the plan. On May 31, 2007, the Company converted the Aehr Test Systems Employee Stock Bonus Plan into the Aehr Test Systems Employee Stock Ownership Plan (the “Plan”). The stock bonus plan was converted to an employee stock ownership plan (“ESOP”) to enable the Plan to better comply with changes in the law regarding Company stock. Individuals’ account balances vest at a rate of 20% per year commencing upon completion of two years of service. Non-vested balances, which are forfeited following termination of employment, are allocated to the remaining employees in the Plan. Under the Plan provisions, each employee who reaches age fifty-five (55) and has been a participant in the Plan for ten years will be offered an election each year to direct the transfer of up to 25% of his/her ESOP account to the employee self-directed account in the Savings & Retirement Plan. For anyone who met the above prerequisites, the first election to diversify holdings was offered after May 31, 2008. In the sixth year, employees will be able to diversify up to 50% of their ESOP accounts. Contributions of $60,000 per year were authorized for the plan during fiscal 2013, 2012 and 2011. The contribution amounts are recorded as compensation expense, in the period authorized and included in accrued liabilities, in the period authorized. Contributions of 47,244 shares were made to the ESOP during fiscal 2013 for fiscal 2012. Contributions of 40,540 shares were made to the ESOP during fiscal 2012 for fiscal 2011. Contributions of 64,102 shares were made to the ESOP during fiscal 2011 for fiscal 2010. The contribution for fiscal 2013 will be made in fiscal 2014. Shares held in the ESOP are included in the EPS calculation.

401(K) PLAN:

The Company maintains a defined contribution savings plan (the “401(k) Plan”) to provide retirement income to all qualified employees of the Company. The 401(k) Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan is funded by voluntary pre-tax contributions from employees. Contributions are invested, as directed by the participant, in investment funds available under the 401(k) Plan. The Company is not required to make, and did not make, any contributions to the 401(k) Plan during fiscal 2013, 2012 and 2011.

EMPLOYEE STOCK PURCHASE PLAN:

In October 2006, the Company’s shareholders approved the 2006 Employee Stock Purchase Plan, or 2006 Purchase Plan. The 2006 Purchase Plan replaced the 1997 Employee Stock Purchase Plan which would have otherwise expired in 2007. A total of 1,150,000 shares of the Company’s common stock were reserved for issuance under the 2006 Purchase Plan. The 2006 Purchase Plan has consecutive, overlapping, twenty-four month offering periods. Each twenty-four month offering period includes four six month purchase periods. The offering periods generally begin on the first trading day on or after April 1 and October 1 each year. The first exercise date under the 2006 Purchase Plan was April 1, 2007. All employees who work a minimum of 20 hours per week and are customarily employed by the Company (or an affiliate thereof) for at least five months per calendar year are eligible to participate. Under the 2006 Purchase Plan, shares are purchased through employee payroll deductions at exercise prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of an offering period or the last day of the purchase period. If a participant’s rights to purchase stock under all employee stock purchase plans of the Company accrue at a rate which exceeds $25,000 worth of stock for a calendar year, such participant may not be granted an option to purchase stock under the 2006 Purchase Plan. The maximum number of shares a participant may purchase during a single purchase period is 3,000 shares. For the years ended May 31, 2013, 2012 and 2011, approximately 156,000, 154,000 and 157,000 shares of common stock, respectively, were issued under the plans. To date, 675,000 shares have been issued under the 2006 Purchase Plan.

12. OTHER (EXPENSE) INCOME, NET:

Other (expense) income, net comprises the following (in thousands):

	Year Ended May 31,
	2013	2012	2011
Dividend distribution on long-term
investment	--	--	$575
Foreign exchange (loss) gain	$(36)	$117	135
Other, net	3	--	52
	$(33)	$117	$762

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

The following presents information about the Company’s operations in different geographic areas. Net sales are based upon ship-to location (in thousands).

	United
	States	Asia	Europe	Total
2013:
Net sales	$15,748	$97	$643	$16,488
Property and equipment, net	249	52	--	301

2012:
Net sales	$14,173	$662	$686	$15,521
Property and equipment, net	441	66	3	510

2011:
Net sales	$11,911	$1,404	$422	$13,737
Property and equipment, net	872	72	10	954

The Company’s foreign operations are primarily those of its Japanese and German subsidiaries. Substantially all of the sales of the subsidiaries are made to unaffiliated Japanese or European customers. Net sales exclude intercompany transactions.

14. RELATED PARTY TRANSACTIONS:

The Company has entered into transactions with ESA Electronics Pte Ltd., or ESA, in which the Company owned a 12.5% interest at May 31, 2011. In June 2011, the Company sold its investment in ESA for approximately $1.4 million, recording a gain of $990,000. ESA purchased goods from the Company for $11,000 during fiscal 2011. There were no goods purchased from ESA in fiscal 2011. At May 31, 2011 the Company had no amounts payable to ESA. At May 31, 2011 the Company had no amounts receivable from ESA.

Mario M. Rosati, one of the Company’s directors, is also a member of Wilson Sonsini Goodrich & Rosati, Professional Corporation, which has served as the Company’s outside corporate counsel and has received compensation at normal commercial rates for these services. At May 31, 2013, the Company had $60,000 payable to Wilson Sonsini Goodrich & Rosati.

15. COMMITMENTS AND CONTINGENCIES:

COMMITMENTS

The Company leases most of its manufacturing and office space under operating leases. The Company entered into non-cancelable operating lease agreements for its United States manufacturing and office facilities and maintains equipment under non-cancelable operating leases in Germany. The Company’s principal administrative and production facilities are located in Fremont, California, in a 51,289 square foot building. The term of the Company’s current lease commenced on April 1, 2008 and ends on June 30, 2015. The Company has an option to extend the lease for an additional period at rates to be determined. The Company’s facility in Japan is located in Tokyo in a 4,294 square foot building under a cancellable lease whose term commenced on October 1, 2007 and was cancelled on June 30, 2013. The Company moved its facility in Japan to a 418 square foot office in Tokyo under a cancellable lease which expires in June, 2016. The Company also maintains a 568 square foot warehouse in Yamanashi under a lease which expires in September, 2013. The Company leases a sales and support office in Utting, Germany. The lease, which began February 1, 1992 and expires on January 31, 2015, contains an automatic twelve months renewal, at rates to be determined, if no notice is given prior to six months from expiry. Under the lease agreements, the Company is responsible for payments of utilities, taxes and insurance.

Minimum annual rentals payments under non-cancellable operating leases in each of the next five fiscal years and thereafter are as follows (in thousands):

Years Ending May 31,
2014	$600
2015	591
2016	49
2017	--
2018	--
Thereafter	--
Total	$1,240

Rental expense for the years ended May 31, 2013, 2012 and 2011 was $657,000, $680,000 and $680,000, respectively.

At May 31, 2013 and 2012, the Company had a $50,000 certificate of deposit held by a financial institution representing a security deposit for its United States manufacturing and office space lease. This amount is included in “Other Assets” on the consolidated balance sheets.

PURCHASE OBLIGATIONS

The Company has purchase obligations to certain suppliers. In some cases the products the Company purchases are unique and have provisions against cancellation of the order. At May 31, 2013, the Company had $473,000 of purchase obligations which are due within the following 12 months. This amount does not include contractual obligations recorded on the consolidated balance sheets as liabilities.

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

16. SUBSEQUENT EVENT

On August 21, 2013 the Company entered into the Third Amendment to Loan and Security Agreement to extend the term of the agreement to August 22, 2014. Under the terms of the amendment to the line of credit, the lender will also have a security interest in the Company’s intellectual property.

17. SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

The following tables (presented in thousands, except per share data) sets forth selected unaudited condensed consolidated statements of operations data for each of the four quarters of the fiscal years ended May 31, 2013 and 2012. The unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in the Company’s opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair statement of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period and should be read in conjunction with the audited consolidated financial statements of the Company’s and the notes thereto included elsewhere herein.

	Three Months Ended
	Aug. 31,	Nov. 30,	Feb. 28,	May 31,
	2012	2012	2013	2013
Net sales	$4,832	$5,054	$3,340	$3,262
Gross profit	$2,456	$2,263	$765	$1,292
Net loss	$(296)	$(811)	$(1,458)	$(854)
Net loss per share basic and diluted	$(0.03)	$(0.09)	$(0.16)	$(0.08)

	Three Months Ended
	Aug. 31,	Nov. 30,	Feb. 29,	May 31,
	2011	2011	2012	2012
Net sales	$4,130	$3,860	$2,855	$4,676
Gross profit	$1,802	$1,128	$1,108	$2,169
Net income (loss)	$124	$(1,373)	$(1,361)	$(779)
Net income (loss) per share basic and diluted	$0.01	$(0.15)	$(0.15)	$(0.09)

During the three months ended August 31, 2011 the Company sold all of its shares of ESA for approximately $1.4 million resulting in a gain of approximately $1.0 million.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of May 31, 2013. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

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

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

      1.       Financial Statements

See Index under Item 8.

      2.       Financial Statement Schedule

See Index under Item 8.

      3.       Exhibits

                 See Item 15(b) below.

(b) Exhibits

The following exhibits are filed as part of or incorporated by reference into this Report:

Exhibit
No.	Description

3.1(1)	Restated Articles of Incorporation of Registrant.

3.2(2)	Amended and Restated Bylaws of Registrant.

4.1(3)	Form of Common Stock certificate.

10.1(4)	2006 Equity Incentive Plan.*

10.2(4)	2006 Employee Stock Purchase Plan.*

10.3(3)	Form of Indemnification Agreement entered into between Registrant and its directors and executive officers.*

10.4(5)	Lease dated August 3, 1999 for facilities located at Building C, 400 Kato Terrace, Fremont, California.

10.5(6)	Form of Change of Control Agreement.*

10.6(7)	First Amendment dated May 06, 2008 for facilities located at 400 Kato Terrace, Fremont, California.

10.7(8)	Purchase and Sale Agreement between the Company and Fulcrum Credit Partners LLC dated August 31, 2009.

10.8(9)	Purchase and Sale Agreement between the Company and APS Capital Corp. dated January 25, 2010.

10.9(10)	Sale and Purchase Agreement between the Company and IPCO International Limited dated April 13, 2011.

10.10(11)	Loan and Security Agreement dated August 25, 2011 by and between Aehr Test Systems and Silicon Valley Bank.

10.11(12)	First Amendment to Loan and Security Agreement dated May 29, 2012 by and between Aehr Test Systems and Silicon Valley Bank.

10.12(13)	Second Amendment to Loan and Security Agreement dated September 11, 2012 by and between Aehr Test Systems and Silicon Valley Bank.

10.13(14)	Export-Import Bank Loan and Security Agreement dated August 25, 2011 by and between Aehr Test Systems and Silicon Valley Bank.

10.14(15)	First Amendment to Export-Import Bank Loan and Security Agreement dated May 29, 2012 by and between Aehr Test Systems and Silicon Valley Bank.

10.15(16)	Second Amendment to Export-Import Bank Loan and Security Agreement dated September 11, 2012 by and between Aehr Test Systems and Silicon Valley Bank.

10.16(17)
Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement dated August 25, 2011 made by Aehr Test Systems in favor of the Export Import Bank of the United States and Silicon Valley Bank.

10.17(18)	Offer Letter dated January 3, 2012, between the Company and Gayn Erickson.*

10.18(19)	Offer Letter dated January 3, 2012, between the Company and Rhea Posedel.*

10.19(20)	Offer Letter dated March 5, 2013, between the Company and Rhea Posedel.*

10.20(21)	Change of Control Severance Agreement dated January 3, 2012, between the Company and Gayn Erickson.*

10.21(22)	Amended and Restated Change of Control Severance Agreement dated January 3, 2012, between the Company and Rhea J. Posedel.*

10.22(23)	Amended and Restated Change of Control Severance Agreement dated March 5, 2013, between the Company and Rhea J. Posedel.*

10.23(24)	Common Stock Purchase Agreement by and among the Company and the Investors (defined therein), dated as of March 15, 2013.

21.1(1)	Subsidiaries of the Company.

23.1	Consent of Burr Pilger Mayer, Inc. - Independent Registered Public Accounting Firm (filed herewith).

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1	Certification Statement of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Statement of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
----------------------
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

(6)  Incorporated by reference to the same-numbered exhibit previously filed with the Company’s Form 10-K for the year ended May 31, 2001 filed August 29, 2001 (File No. 000-22893).

(7)  Incorporated by reference to the same-numbered exhibit previously filed with the Company’s Current Report on Form 8-K filed May 9, 2008 (File No. 000-22893).

(8) Incorporated by reference to the Exhibit No. 10.1 previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2009 filed October 14, 2009 (File No. 000-22893).

(9) Incorporated by reference to the Exhibit No. 10.17 previously filed with the Company’s Current Report on Form 8-K filed January 29, 2010 (File No. 000-22893).

(10) Incorporated by reference to the same-numbered exhibit previously filed with the Company’s Current Report on Form 8-K/A filed April 20, 2011 (File No. 000-22893).

(11) Incorporated by reference to the same-numbered exhibit previously filed with the Company’s Current Report on Form 8-K filed August 30, 2011 (File No. 000-22893).

(12) Incorporated by reference to Exhibit 10.1 previously filed with the Company’s Current Report on Form 8-K filed June 4, 2012 (File No. 000-22893).

(13) Incorporated by reference to the Exhibit No. 10.1 previously filed with the Company's Current Report on Form 8-K filed September 14, 2012 (File No. 000-22893).

(14) Incorporated by reference to Exhibit 10.21 previously filed with the Company’s Current Report on Form 8-K filed August 30, 2011 (File No. 000-22893).

(15) Incorporated by reference to Exhibit 10.2 previously filed with the Company’s Current Report on Form 8-K filed June 4, 2012 (File No. 000-22893).

(16) Incorporated by reference to the Exhibit No. 10.2 previously filed with the Company's Current Report on Form 8-K filed September 14, 2012 (File No. 000-22893).

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

(20) Incorporated by reference to the Exhibit No. 10.1 previously filed with the Company's Current Report on Form 8-K filed March 8, 2013 (File No. 000-22893).

(21) Incorporated by reference to the Exhibit No. 10.3 previously filed with the Company's Current Report on Form 8-K filed January 9, 2012 (File No. 000-22893).

(22) Incorporated by reference to the Exhibit No. 10.4 previously filed with the Company's Current Report on Form 8-K filed January 9, 2012 (File No. 000-22893).

(23) Incorporated by reference to the Exhibit No. 10.2 previously filed with the Company's Current Report on Form 8-K filed March 8, 2013 (File No. 000-22893).

(24) Incorporated by reference to the Exhibit No. 10.1 previously filed with the Company's Current Report on Form 8-K filed March 20, 2013 (File No. 000-22893).

* Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

**In accordance with Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

AEHR TEST SYSTEMS

Dated: August 28, 2013	By:	/s/ GAYN ERICKSON
Gayn Erickson
PRESIDENT AND CHIEF EXECUTIVE OFFICER

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gayn Erickson and Gary L. Larson, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

President, Chief
Executive Officer, and Director
/s/ GAYN ERICKSON	(Principal Executive Officer)	August 28, 2013
Gayn Erickson

Vice President of Finance
and Chief Financial Officer
/s/ GARY L. LARSON	(Principal Financial and	August 28, 2013
Gary L. Larson	Accounting Officer)

August 28, 2013
/s/ RHEA J. POSEDEL	Chairman
Rhea J. Posedel

/s/ ROBERT R. ANDERSON	Director	August 28, 2013
Robert R. Anderson

/s/ WILLIAM W. R. ELDER	Director	August 28, 2013
William W. R. Elder

/s/ MUKESH PATEL	Director	August 28, 2013
Mukesh Patel

/s/ MARIO M. ROSATI	Director	August 28, 2013
Mario M. Rosati

/s/ HOWARD T. SLAYEN	Director	August 28, 2013
Howard T. Slayen