Form 10-Q
period 2013-08-31
AEHR TEST SYSTEMS
filed 2013-10-15
CIK 1040470

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 31, 2013.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to __________.

Commission file number: 000-22893.

AEHR TEST SYSTEMS
(Exact name of Registrant as specified in its charter)

CALIFORNIA	94-2424084
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 KATO TERRACE FREMONT, CA	94539
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☑

Number of shares of common stock, $0.01 par value, outstanding at September 30, 2013 was 10,708,920.

FORM 10-Q

 FOR THE QUARTER ENDED AUGUST 31, 2013

 PART I.  FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	August 31,	May 31,
	2013	2013
		(1)
ASSETS
Current assets:
Cash and cash equivalents	$2,435	$2,324
Accounts receivable, net of allowances for doubtful accounts of $46 and $39 at August 31, 2013 and May 31, 2013, respectively	2,860	2,632
Inventories	5,369	5,369
Prepaid expenses and other	456	197

Total current assets	11,120	10,522

Property and equipment, net	246	301
Other assets	78	152
Total assets	$11,444	$10,975

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Line of credit	$947	$1,101
Accounts payable	1,403	1,188
Accrued expenses	1,437	1,440
Customer deposits and deferred revenue, short-term	2,413	1,972

Total current liabilities	6,200	5,701

Income tax payable	76	109
Deferred lease commitment	80	103
Deferred revenue, long-term	36	68

Total liabilities	6,392	5,981

Aehr Test Systems shareholders' equity:
Common stock, $0.01 par value:
Issued and outstanding: 10,668 shares and 10,599 shares at August 31, 2013 and May 31, 2013, respectively	107	106
Additional paid-in capital	50,781	50,580
Accumulated other comprehensive income	2,465	2,442
Accumulated deficit	(48,280)	(48,114)

Total Aehr Test Systems shareholders' equity	5,073	5,014
Noncontrolling interest	(21)	(20)

Total shareholders' equity	5,052	4,994

Total liabilities and shareholders' equity	$11,444	$10,975

(1)	The condensed consolidated balance sheet at May 31, 2013 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	August 31,
	2013	2012

Net sales	$3,752	$4,832
Cost of sales	1,808	2,376
Gross profit	1,944	2,456

Operating expenses:
Selling, general and administrative	1,420	1,789
Research and development	681	930
Total operating expenses	2,101	2,719

Loss from operations	(157)	(263)

Interest expense	(4)	(12)
Other expense, net	(34)	(19)

Loss before income tax benefit (expense)	(195)	(294)

Income tax benefit (expense)	29	(2)

Net loss	(166)	(296)
Less: Net income attributable to the noncontrolling interest	--	--

Net loss attributable to Aehr Test Systems common shareholders	$(166)	$(296)

Net loss per share – Basic and diluted	$(0.02)	$(0.03)

Shares used in per share calculations:
Basic and diluted	10,635	9,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three Months Ended
	August 31,
	2013	2012

Net loss	$(166)	$(296)
Other comprehensive income, net of tax: Foreign currency translation gain	23	15

Total comprehensive loss	(143)	(281)
Less: Comprehensive income attributable to noncontrolling interest	(1)	--

Comprehensive loss, attributable to Aehr Test Systems	$(144)	$(281)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
(unaudited)

	Three Months Ended
	August 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(166)	$(296)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	143	169
Provision for (recovery of) doubtful accounts	7	(1)
Loss on disposal of assets	9	--
Depreciation and amortization	53	86
Changes in operating assets and liabilities:
Accounts receivable	(216)	53
Inventories	--	(640)
Prepaid expenses and other	(181)	(127)
Accounts payable	175	485
Customer deposits and deferred revenue	409	(162)
Accrued expenses	7	178
Income tax payable	(45)	1
Deferred lease commitment	(23)	(18)
Net cash provided by (used in) operating activities	172	(272)
Cash flows from investing activities:
Purchase of property and equipment	(6)	(16)
Net cash used in investing activities	(6)	(16)
Cash flows from financing activities:
Line of credit (repayments) borrowings, net	(154)	44
Proceeds from issuance of common stock and exercise of stock options	59	67
Net cash (used in) provided by financing activities	(95)	111
Effect of exchange rates on cash	40	5
Net increase (decrease) in cash and cash equivalents	111	(172)
Cash and cash equivalents, beginning of period	2,324	2,073

Cash and cash equivalents, end of period	$2,435	$1,901

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

    In the opinion of management, the unaudited condensed consolidated financial statements for the interim periods presented reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the condensed consolidated financial position and results of operations as of and for such periods indicated.  These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2013.  Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

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

    SIGNIFICANT ACCOUNTING POLICIES.  The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2013.

2.  STOCK-BASED COMPENSATION

Stock-based compensation expense consists of expenses for stock options and employee stock purchase plan, or ESPP, shares. Stock-based compensation cost is measured at each grant date, based on the fair value of the award using the Black-Scholes option valuation model, and is recognized as expense over the employee’s requisite service period.  This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable.  The Company’s employee stock options have characteristics significantly different from those of publicly traded options.  All of the Company’s stock-based compensation is accounted for as an equity instrument.  See Notes 10 and 11 in the Company’s Annual Report on Form 10-K for fiscal 2013 filed on August 28, 2013 for further information regarding the stock option plan and the ESPP.

The following table summarizes compensation costs related to the Company’s stock-based compensation for the three months ended August 31, 2013 and 2012 (in thousands):

	Three Months Ended
	August 31,
	2013	2012
Stock-based compensation in the form of employee stock options and ESPP shares, included in:
Cost of sales	$8	$13
Selling, general and administrative	104	119
Research and development	31	37
Total stock-based compensation	$143	$169

    During the three months ended August 31, 2013 and 2012, the Company recorded stock-based compensation related to stock options of $134,000 and $151,000, respectively.

    As of August 31, 2013, the total unrecognized stock-based compensation cost related to unvested stock-based awards under the Company’s 1996 Stock Option Plan and 2006 Equity Incentive Plan was approximately $1,223,000, which is net of estimated forfeitures of $3,000.  This cost will be amortized over the remaining service period of the underlying options.  The weighted average period is approximately 5.5 years.

    During the three months ended August 31, 2013 and 2012, the Company recorded stock-based compensation related to the ESPP of $9,000 and $18,000, respectively.

    As of August 31, 2013, the total compensation cost related to options to purchase the Company’s common stock under the ESPP but not yet recognized was approximately $8,000.  This cost will be amortized on a straight-line basis over a weighted average period of approximately 0.7 years.

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

    Expected Volatility.  Volatility is a measure of the amounts by which a financial variable such as stock price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period.  The Company uses the historical volatility for the past four or five years, which matches the expected term of most of the option grants, to estimate expected volatility. Volatility for each of the ESPP’s four time periods of six months, twelve months, eighteen months, and twenty-four months is calculated separately and included in the overall stock-based compensation cost recorded.

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

    Fair Value.  The fair value of the Company’s stock options granted to employees for the three months ended August 31, 2013 and 2012 were estimated using the following weighted average assumptions in the Black-Scholes option valuation model:

	Three Months Ended
	August 31,
	2013	2012
Option plan shares
Expected term (in years)	4	5
Volatility	0.95	0.90
Expected dividend	$0.00	$0.00
Risk-free interest rates	1.46%	0.75%
Estimated forfeiture rate	0.25%	0.25%
Weighted average grant date fair value	$0.92	$0.88

    There were no ESPP shares granted to employees for the three months ended August 31, 2013 and 2012.

    The following table summarizes the stock option transactions during the three months ended August 31, 2013 (in thousands, except per share data):

		Outstanding Options
			Weighted
		Number	Average	Aggregate
	Available	of	Exercise	Intrinsic
	Shares	Shares	Price	Value
Balances, May 31, 2013	1,737	2,956	$1.79	$964

Options granted	(725)	725	$1.38
Options terminated	289	(289)	$6.99
Plan shares expired	(104)	--
Options exercised	--	(69)	$0.86

Balances, August 31, 2013	1,197	3,323	$1.27	$1,301

Options fully vested and expected to vest at August 31, 2013		3,257	$1.27	$1,275
Options exercisable at August 31, 2013		1,816	$1.28	$769

    The options outstanding and exercisable at August 31, 2013 were in the following exercise price ranges (in thousands, except per share data):

	Options Outstanding at August 31, 2013			Options Exercisable at August 31, 2013
Range of Exercise Prices	Number Outstanding Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.59-$0.97	1,101	3.94	$0.76	846	3.51	$0.80
$1.09-$1.42	1,484	5.59	$1.28	453	4.53	$1.28
$1.55-$1.95	487	3.45	$1.88	277	2.04	$1.93
$2.15-$2.52	251	0.55	$2.24	240	0.49	$2.25
$0.59-$2.52	3,323	4.35	$1.27	1,816	3.14	$1.28	$769

    The total intrinsic value of options exercised during the three months ended August 31, 2013 was $43,000.  The total intrinsic value of options exercised during the three months ended August 31, 2012 was $42,000.  The weighted average remaining contractual life of the options exercisable and expected to be exercisable at August 31, 2013 was 4.35 years.

    Options to purchase 1,816,000 and 1,541,000 shares were exercisable at August 31, 2013 and 2012, respectively.  These exercisable options had weighted average exercise prices of $1.28 and $2.70 as of August 31, 2013 and 2012, respectively.

3.  EARNINGS PER SHARE

    Earnings per share is computed based on the weighted average number of common and common equivalent shares (common stock options and ESPP shares) outstanding, when dilutive, during each period using the treasury stock method.

    The following table presents the computation of basic and diluted net loss per share attributable to Aehr Test Systems common shareholders (in thousands, except per share data):

	Three Months Ended
	August 31,
	2013	2012
Numerator: Net loss	$(166)	$(296)

Denominator for basic net loss per share:
Weighted-average shares outstanding	10,635	9,166

Shares used in basic net loss per share calculation	10,635	9,166
Effect of dilutive securities	--	--

Denominator for diluted net loss per share	10,635	9,166

Basic net loss per share	$(0.02)	$(0.03)
Diluted net loss per share	$(0.02)	$(0.03)

    For the purpose of computing diluted earnings per share, weighted average potential common shares do not include stock options with an exercise price greater than the average fair value of the Company’s common stock for the period, as the effect would be anti-dilutive.  Potential common shares have not been included in the calculation of diluted net loss per share as the effect would be anti-dilutive.  As such, the numerator and the denominator used in computing both basic and diluted net loss per share are the same.  Stock options to purchase 3,323,000 shares of common stock were outstanding on August 31, 2013, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive.  Stock options to purchase 2,893,000 shares of common stock were outstanding on August 31, 2012, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive.

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

    The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of August 31, 2013 (in thousands):

	Balance as of
	August 31, 2013	Level 1	Level 2	Level 3
Money market funds	$402	$402	$--	$--

Assets	$402	$402	$--	$--

Liabilities	$--	$--	$--	$--

    The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2013 (in thousands):

	Balance as of
	May 31, 2013	Level 1	Level 2	Level 3
Money market funds	$102	$102	$--	$--

Assets	$102	$102	$--	$--

Liabilities	$--	$--	$--	$--

    As of August 31, 2013 and May 31, 2013, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

The Company has at times invested in debt and equity of private companies, and may do so again in the future, as part of its business strategy.  These investments are carried at cost and are included in “Other assets” in the consolidated balance sheets.  If the Company determines that an other-than-temporary decline exists in the fair value of an investment, the Company writes down the investment to its fair value and records the related write-down as an investment loss in “Other expense, net” in its consolidated statements of operations.

5.  ACCOUNTS RECEIVABLE, NET

Accounts receivable represents customer trade receivables and is presented net of allowance for doubtful accounts of $46,000 at August 31, 2013 and $39,000 at May 31, 2013.  Accounts receivable are derived from the sale of products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies.  The Company’s allowance for doubtful accounts is based upon historical experience and review of trade receivables by aging category to identify specific customers with known disputes or collection issues.  Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received.

6.  INVENTORIES

Inventories are comprised of the following (in thousands):

	August 31,	May 31,
	2013	2013
Raw materials and sub-assemblies	$2,739	$3,180
Work in process	2,429	2,187
Finished goods	201	2
	$5,369	$5,369

7.  SEGMENT INFORMATION

The Company operates in one reportable segment: the design, manufacture and marketing of advanced test and burn-in products to the semiconductor manufacturing industry.

The following presents information about the Company’s operations in different geographic areas.  Net sales are based upon ship-to location (in thousands).

	United
	States	Asia	Europe	Total
Three months ended August 31, 2013:
Net sales	$3,605	$53	$94	$3,752
Property and equipment, net	202	44	--	246

Three months ended August 31, 2012:
Net sales	$4,668	$34	$130	$4,832
Property and equipment, net	369	69	1	439

The Company’s Japanese and German subsidiaries primarily comprise the foreign operations.  Substantially all of the sales of the subsidiaries are made to unaffiliated Japanese or European customers.  Net sales from outside the United States include those of Aehr Test Systems Japan K.K. and Aehr Test Systems GmbH.

Sales to the Company’s five largest customers accounted for approximately 95% and 93% of its net sales in the three months ended August 31, 2013 and 2012, respectively.  Two customers accounted for approximately 64%, and 27% of the Company’s net sales in the three months ended August 31, 2013. Two customers accounted for approximately 42%, and 38% of the Company’s net sales in the three months ended August 31, 2012.  No other customers represented more than 10% of the Company's net sales for either of the three months ended August 31, 2013 and 2012.

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

The following is a summary of changes in the Company's liability for product warranties during the three months ended August 31, 2013 and 2012 (in thousands):

	Three Months Ended
	August 31,
	2013	2012

Balance at the beginning of the period	$222	$91

Accruals for warranties issued during the period	92	130

Settlement made during the period (in cash or in kind)	(88)	(106)

Balance at the end of the period	$226	$115

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

Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, California, Germany and Japan.  Tax years 1996 - 2012 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

10. CUSTOMER DEPOSITS AND DEFERRED REVENUE, SHORT-TERM

Customer deposits and deferred revenue, short-term (in thousands):

	August 31,	May 31,
	2013	2013
Customer deposits	$2,167	$1,728
Deferred revenue, short-term	246	244
	$2,413	$1,972

11. LINE OF CREDIT

On August 25, 2011, the Company entered into a working capital credit facility agreement allowing the Company to borrow up to $1.5 million based upon qualified accounts receivable, and export-related inventory. On May 29, 2012 the credit agreement was amended to increase the borrowing limit to $2.0 million.  On September 11, 2012, the Company entered into the second amendment to the Loan and Security Agreement to increase the borrowing limit under the credit facility from $2.0 million to $2.5 million.  Each account receivable financed by the lender will bear an annual interest rate or finance charge equal to the greater of the lender's prime rate less 0.5%, or 3.50%, if the Company meets certain borrowing base requirements. If the Company does not meet the borrowing base requirements, each account receivable financed by the lender will bear an annual interest rate or finance charge equal to the greater of the lender's prime rate plus 0.75%, or 4.75%.  The applicable interest is calculated based on the full amount of the account receivable and export-related inventory provided as collateral for the actual amounts borrowed.  Depending on the composition of the collateral items, whether or not the Company meets certain borrowing base requirements and the relative cash position of the Company, the equivalent annual interest rate applied to the actual loan balances may vary from 3.89% to 8.94%, assuming that the bank’s prime rate is 4.00% or less.  At August 31, 2013 the weighted average interest rate on the outstanding loan balance was 3.89%.  The average loan balance for the first quarter of fiscal 2014 was $751,000.  The line of credit is collateralized by all of the Company’s assets except for intellectual property, and with an expiration date of August 23, 2013.  On August 21, 2013 the Company entered into the Third Amendment to Loan and Security Agreement to extend the term of the agreement to August 22, 2014.  Under the terms of the amendment to the line of credit, the lender will also have a security interest in the Company’s intellectual property.  At August 31, 2013, the Company had drawn $947,000 against the credit facility.  The balance available to borrow under the line at August 31, 2013 was $1,486,000.  The Company was in compliance with all covenants at August 31, 2013.

12.  RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," (Topic 220) - Comprehensive Income (ASU 2013-02), to amend existing rules to improve the reporting of reclassification out of accumulated other comprehensive income ("AOCI").  The amendment expands the existing disclosure by requiring entities to present information about significant items reclassified out of AOCI by component.  Additionally, an entity is required to provide information about the effects on net income of significant amounts reclassified out of each component of AOCI to net income either on the face of the statement where net income is presented or as a separate disclosure in the notes of the financial statements.  The Company adopted this ASU 2013-02 the fourth quarter of fiscal 2013.  As this update only required additional disclosures, adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.

In July 2013, the Financial Accounting Standards Board (FASB) issued authoritative guidance that will require an unrecognized tax benefit to be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, with certain exceptions. The authoritative guidance becomes effective for the Company in the first quarter of fiscal 2015, with early adoption permitted. The guidance is not expected to have an impact on the Company's financial position or results of operations.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report and with our Annual Report on Form 10-K for the fiscal year ended May 31, 2013 and the condensed consolidated financial statements and notes thereto.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, income taxes, financing operations, warranty obligations, and long-term service contracts.  The Company’s estimates are derived from historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Those results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  For a discussion of the critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2013.

We believe there have been no material changes to our critical accounting policies and estimates during the three months ended August 31, 2013 compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013.

RESULTS OF OPERATIONS

The following table sets forth items in the Company’s unaudited condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

	Three Months Ended
	August 31
	2013	2012

Net sales	100.0%	100.0%
Cost of sales	48.2	49.2
Gross profit	51.8	50.8

Operating expenses:
Selling, general and administrative	37.8	37.0
Research and development	18.2	19.2

Total operating expenses	56.0	56.2

Loss from operations	(4.2)	(5.4)

Interest expense	(0.1)	(0.3)
Other expense, net	(0.9)	(0.4)

Loss before income tax benefit (expense)	(5.2)	(6.1)

Income tax benefit	0.8	--

Net loss	(4.4)	(6.1)
Less: Net income attributable to the noncontrolling interest	--	--
Net loss attributable to Aehr Test Systems common shareholders	(4.4)%	(6.1)%

THREE MONTHS ENDED AUGUST 31, 2013 COMPARED TO THREE MONTHS ENDED AUGUST 31, 2012

NET SALES.  Net sales decreased to $3.8 million for the three months ended August 31, 2013 from $4.8 million for the three months ended August 31, 2012, a decrease of 22.4%.  The decrease in net sales for the three months ended August 31, 2013 was primarily due to the decrease in net sales of the Company’s Test During Burn-in (TDBI) and wafer-level products.  Net sales of the TDBI products for the three months ended August 31, 2013 were $1.1 million, and decreased approximately $0.9 million from the three months ended August 31, 2012. Net sales of the Company’s wafer-level products for the three months ended August 31, 2013 were $2.6 million, and decreased approximately $0.2 million from the three months ended August 31, 2012.

GROSS PROFIT.  Gross profit consists of net sales less cost of sales.  Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations.  Gross profit decreased to $1.9 million for the three months ended August 31, 2013 from $2.5 million for the three months ended August 31, 2012, a decrease of approximately $0.5 million.  Gross profit margin, the percentage of gross profit to net sales, increased to 51.8% for the three months ended August 31, 2013 from 50.8% for the three months ended August 31, 2012.

SELLING, GENERAL AND ADMINISTRATIVE.  Selling, general and administrative, or SG&A, expenses consist primarily of salaries and related costs of employees, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses decreased to $1.4 million for the three months ended August 31, 2013 from $1.8 million for the three months ended August 31, 2012, a decrease of 20.6%.  The decrease in SG&A expenses was primarily due to the decrease of $0.2 million in employment related expenses, approximately $0.1 million in travel expenses and approximately $0.1 million related to presale support.

RESEARCH AND DEVELOPMENT.  Research and development, or R&D, expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and outside services. R&D expenses decreased to $0.7 million for the three months ended August 31, 2013 from $0.9 million for the three months ended August 31, 2012, a decrease of 26.8%.  This decrease was primarily attributable to the decrease of $0.2 million in employment related expenses.

INTEREST EXPENSE.  Interest expense was $4,000 for the three months ended August 31, 2013 compared with $12,000 for the three months ended August 31, 2012 primarily as a result of lower average borrowings on the line of credit.

OTHER EXPENSE, NET.  Other expenses, net were $34,000 and $19,000 for the three months ended August 31, 2013 and 2012, respectively.  The change in other expense was due to the fluctuation in the value of the dollar compared to foreign currencies.

INCOME TAX BENEFIT (EXPENSE).  Income tax benefit was $29,000 for the three months ended August 31, 2013, compared with an income tax expense of $2,000 for the three months ended August 31, 2012.  The income tax benefit for the three months ended August 31, 2013 was due to the reversal of tax liabilities previously established under Financial Accounting Standards Board Interpretation No. 48, which were no longer required.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $0.2 million for the three months ended August 31, 2013, and net cash used in operating activities was $0.3 million for the three months ended August 31, 2012. For the three months ended August 31, 2013, net cash provided by operating activities was primarily driven by the increase in customer deposits and deferred revenue of $0.4 million, partially offset by an increase in accounts receivable of $0.2 million.  The increase in customer deposits and deferred revenue was primarily due to the receipt of additional 30% down payments from certain customers.  The increase in accounts receivable was primarily due to an increase in revenues in this quarter compared to the three months ended May 31, 2013.  For the three months ended August 31, 2012, net cash used in operating activities was primarily driven by a net loss of $0.3 million as adjusted to exclude the effect of non-cash charge of stock-based compensation expense of $0.2 million, as well as the increase in inventories of $0.6 million, partially offset by an increase in accounts payable of $0.5 million.  The increases in inventories and accounts payable were due primarily to inventory purchases to support future shipments.

Net cash used in investing activities was $6,000 for the three months ended August 31, 2013 compared to net cash used in investing activities of $16,000 for the three months ended August 31, 2012.

Net cash used in financing activities was $95,000 for the three months ended August 31, 2013 as compared to net cash provided by financing activities of $111,000 for the three months ended August 31, 2012.  Net cash used by financing activities during the three months ended August 31, 2013 was primarily due to net repayments under the line of credit of $154,000, offset by $59,000 in proceeds from the exercise of stock options.  Net cash provided by financing activities for the three months ended August 31, 2012 was primarily due to proceeds from the issuance of stock options of $67,000 and net borrowings under the line of credit of $44,000.

The effect of exchange rates provided cash of $40,000 and $5,000 for the three months ended August 31, 2013 and 2012, respectively, due to the fluctuation in the value of the dollar compared to foreign currencies.

As of August 31, 2013, the Company had working capital of $4.9 million.  Working capital consists of cash and cash equivalents, accounts receivable, inventory and other current assets, less current liabilities.

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

The Company anticipates that the existing cash balance together with cash flows from operations, as well as funds available through the working capital credit facility will be adequate to meet its working capital and capital equipment requirements through fiscal 2014.  Refer to Note 11, “LINE OF CREDIT”, for further discussion of the credit facility agreement.  After fiscal 2014, depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital equipment needs.  There can be no assurance that additional financing will be available when required, or if available, that such financing can be obtained on terms satisfactory to the Company.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has not entered into any off-balance sheet financing arrangements and has not established any variable interest entities.

OVERVIEW OF CONTRACTUAL OBLIGATIONS

On August 25, 2011, the Company entered into a working capital credit facility agreement allowing the Company to borrow up to $1.5 million based upon qualified U.S. based and foreign customer receivables, and export-related inventory.  On May 29, 2012 the credit agreement was amended to increase the borrowing limit to $2.0 million.  On September 11, 2012, the credit agreement was amended to increase the borrowing limit to $2.5 million.  On August 21, 2013 the Company entered into the Third Amendment to Loan and Security Agreement to extend the term of the agreement to August 22, 2014.  Refer to Note 11, “LINE OF CREDIT,” for further discussion of the credit agreement.

There have been no additional material changes in the composition, magnitude or other key characteristics of the Company's contractual obligations or other commitments as disclosed in the Company's Annual Report on Form 10-K for the year ended May 31, 2013.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company had no holdings of derivative financial or commodity instruments at August 31, 2013 or May 31, 2013.

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

A majority of the Company’s revenue and capital spending is transacted in U.S. Dollars.  The Company, however, enters into transactions in other currencies, primarily Japanese Yen.  Most sales to Japanese customers are denominated in Yen.  Since the price is determined at the time a purchase order is accepted, the Company is exposed to the risks of fluctuations in the Yen-U.S. Dollar exchange rate during the lengthy period from purchase order to ultimate payment.  This exchange rate risk is partially offset to the extent that the Company’s Japanese subsidiary incurs expenses payable in Yen.  To date, the Company has not invested in instruments designed to hedge currency risks.  In addition, the Company’s Japanese subsidiary typically carries debt or other obligations due to the Company that may be denominated in either Yen or U.S. Dollars.  Since the Japanese subsidiary’s financial statements are based in Yen and the Company’s condensed consolidated financial statements are based in U.S. Dollars, the Japanese subsidiary and the Company recognize foreign exchange gain or loss in any period in which the value of the Yen rises or falls in relation to the U.S. Dollar.  A 10% decrease in the value of the Yen as compared with the U.S. Dollar would not be expected to result in a significant change to the Company’s net income or loss. There have been no material changes in our risk exposure since the end of the last fiscal year, nor are any material changes to our risk exposure anticipated.

Item 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.  Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

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

Periodic global economic and semiconductor industry downturns have negatively affected and could continue to negatively affect our business, results of operations, and financial condition.  Financial turmoil in the banking system and financial markets has resulted, and may result in the future, in a tightening of the credit markets, disruption in the financial markets and global economy downturn.  These events may contribute to significant slowdowns in the industry in which we operate.   Difficulties in obtaining capital and deteriorating market conditions can pose the risk that some of our customers may not be able to obtain necessary financing on reasonable terms, which could result in lower sales for the Company.  Customers with liquidity issues may lead to additional bad debt expense for the Company.  For example, as a result of Spansion declaring bankruptcy in Japan and the U.S. during fiscal 2009, the Company subsequently recorded a $13.7 million provision for bad debts.  A recurrence of these or similar conditions may also affect our key suppliers, which could impact their ability to deliver parts and result in delays in deliveries of our products.

Turmoil in the international financial markets has resulted, and may result in the future, in dramatic currency devaluations, stock market declines, restriction of available credit and general financial weakness.  In addition, flash, DRAM and other memory device prices have historically declined, and will likely do so again in the future.  These developments may affect us in several ways.  We believe that many international semiconductor manufacturers limited their capital spending in calendar 2009 and again in calendar 2012 and 2013, and that the uncertainty of the semiconductor market may cause some manufacturers in the future to further delay capital spending plans.  Economic conditions may also affect the ability of our customers to meet their payment obligations, resulting in cancellations or deferrals of existing orders and limiting additional orders.  In addition, some governments have subsidized portions of fabrication facility construction, and financial turmoil may reduce these governments’ willingness to continue such subsidies.  Such developments could have a material adverse effect on our business, financial condition and results of operations.

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

We expect that sales of our products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future.  In addition, sales to particular customers may fluctuate significantly from quarter to quarter.  The loss of, reduction or delay in an order, or orders from a significant customer, or a delay in collecting or failure to collect accounts receivable from a significant customer could adversely affect our business, financial condition and operating results.  For example, during fiscal 2009 Spansion, our largest customer at the time, declared bankruptcy in Japan and in the U.S. and subsequently placed lower levels of orders with the Company, which caused our net sales to drop dramatically and impacted the Company’s ability to collect on accounts receivable.

A substantial portion of our net sales is generated by relatively small volume, high value transactions.

We derive a substantial portion of our net sales from the sale of a relatively small number of systems which typically range in purchase price from approximately $200,000 to over $1 million per system.  As a result, the loss or deferral of a limited number of system sales could have a material adverse effect on our net sales and operating results in a particular period.  All customer purchase orders are subject to cancellation or rescheduling by the customer with limited penalties, and, therefore, backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.  From time to time, cancellations and rescheduling of customer orders have occurred, and delays by our suppliers in providing components or subassemblies to us have caused delays in our shipments of our own products.  There can be no assurance that we will not be materially adversely affected by future cancellations or rescheduling.  For non-standard products where we have not effectively demonstrated the ability to meet specifications in the customer environment, we defer revenue until this event occurs.  Any delay in meeting customer specifications could have a material adverse effect on our operating results. A substantial portion of net sales typically are realized near the end of each quarter. A delay or reduction in shipments near the end of a particular quarter, due, for example, to unanticipated shipment rescheduling, cancellations or deferrals by customers, customer credit issues, unexpected manufacturing difficulties experienced by us or delays in deliveries by suppliers, could cause net sales in a particular quarter to fall significantly below our expectations.

We rely on increasing market acceptance for our FOX system, and we may not be successful in attracting new customers or maintaining our existing customers.

A principal element of our business strategy is to increase our presence in the test equipment market through sales of our FOX wafer-level test and burn-in system.  The FOX system is designed to simultaneously burn-in and functionally test all of the die on a wafer on a single touchdown.  The market for the FOX systems is in the early stages of development.  Market acceptance of the FOX system is subject to a number of risks.  Before a customer will incorporate the FOX system into a production line, lengthy qualification and correlation tests must be performed.  We anticipate that potential customers may be reluctant to change their procedures in order to transfer burn-in and test functions to the FOX system.  Initial purchases are expected to be limited to systems used for these qualifications and for engineering studies.  Market acceptance of the FOX system also may be affected by a reluctance of IC manufacturers to rely on relatively small suppliers such as us.  As is common with new complex products incorporating leading-edge technologies, we may encounter reliability, design and manufacturing issues as we begin volume production and initial installations of FOX systems at customer sites.  The failure of the FOX system to achieve increased market acceptance would have a material adverse effect on our future operating results, long-term prospects and our stock price.

We rely on increasing market acceptance for our ABTS system and our ability to complete certain enhancements.

Market acceptance of the ABTS family, first introduced in fiscal 2008, is subject to a number of risks.  We have nearly completed the engineering development of a next generation ABTS system in order to grow market share in the higher power logic burn-in market.  It is important that we achieve customer acceptance, satisfaction and increased market acceptance of this new ABTS product.  To date, the Company has received orders for the ABTS system from more than 12 customers worldwide.  The failure of the ABTS family to achieve increased market acceptance would have a material adverse effect on our future operating results and stock price.

We depend upon some continued market need for our MAX system; a limited market for the product may result in our having excess inventory.

We have historically derived a substantial portion of our net sales from the sale of monitored burn-in systems.  We believe that the market for burn-in systems is mature and is not expected to experience growth in the future.  In general, process control improvements in the semiconductor industry have tended to reduce burn-in times.  In addition, as a given IC product generation matures and yields increase, the required burn-in time may be reduced or eliminated.  IC manufacturers, which historically have been our primary customer base, increasingly outsource test and burn-in to independent test labs, which may build their own systems.  Our ABTS system may cannibalize the business that would previously have been addressed by the MAX system.  We have some level of inventory which supports MAX products which may result in our having excess inventory in the event of a decline in demand for MAX systems.  There can be no assurance that the market for burn-in systems will not decline, or that sales of our MAX burn-in products will not cease, which would have an adverse effect on our operating results.

We may experience increased costs associated with new product introductions.

As is common with new complex products incorporating leading-edge technologies, we have encountered reliability, design and manufacturing issues as we began volume production and initial installations of certain products at customer sites.  Some of these issues in the past have been related to components and subsystems supplied to us by third parties who have in some cases limited the ability of us to address such issues promptly.  This process in the past required and in the future is likely to require us to incur un-reimbursed engineering expenses and to experience larger than anticipated warranty claims which could result in product returns.  In the early stages of product development there can be no assurance that we will discover any reliability, design and manufacturing issues or, that if such issues arise, that they can be resolved to the customers’ satisfaction or that the resolution of such problems will not cause us to incur significant development costs or warranty expenses or to lose significant sales opportunities.

The Company may not meet the listing requirements of the NASDAQ markets which could cause our stock to be delisted.

Pursuant to the requirements of NASDAQ, if a company’s stock price is below $1.00 per share for 30 consecutive trading days , NASDAQ will notify the company that it is no longer in compliance with the NASDAQ Bid Price Rule listing qualification.  If a company is not in compliance with the Bid Price Rule, the company will have 180 calendar days to regain compliance.  The company may regain compliance with the Bid Price Rule if the bid price of the common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days at any time during the 180 day cure period.  On November 2, 2011, the Company received notice from NASDAQ that it was no longer in compliance with the Bid Price Rule.  The Company regained compliance on April 16, 2012.  On December 26, 2012, the Company received notice from NASDAQ that it was no longer in compliance with the Bid Price Rule.  The Company subsequently regained compliance on April 3, 2013.

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

Approximately 95%, 1% and 4% of our net sales for fiscal 2013 were denominated in U.S. Dollars, Japanese Yen and Euros, respectively.  Although the percentages of net sales denominated in Japanese Yen and Euros were small in fiscal 2013, they have been larger in the past and could become significant again in the future.  A large percentage of net sales to European customers are denominated in U.S. Dollars, but sales to many Japanese customers are denominated in Japanese Yen.  Because a substantial portion of our net sales is from sales of products for delivery outside the United States, an increase in the value of the U.S. Dollar relative to foreign currencies would increase the cost of our products compared to products sold by local companies in such markets.  In addition, since the price is determined at the time a purchase order is accepted, we are exposed to the risks of fluctuations in the U.S. Dollar exchange rate during the lengthy period from the date a purchase order is received until payment is made.  This exchange rate risk is partially offset to the extent our foreign operations incur expenses in the local currency.  To date, we have not invested in instruments designed to hedge currency risks.  Our operating results could be adversely affected by fluctuations in the value of the U.S. Dollar relative to other currencies.

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

The semiconductor equipment industry is subject to rapid technological change and new product introductions and enhancements.  Our ability to remain competitive depends in part upon our ability to develop new products and to introduce them at competitive prices and on a timely and cost-effective basis.  Our success in developing new and enhanced products depends upon a variety of factors, including product selection, timely and efficient completion of product design, timely and efficient implementation of manufacturing and assembly processes, product performance in the field and effective sales and marketing.  Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both future demand and the technology that will be available to supply that demand.  Furthermore, introductions of new and complex products typically involve a period in which design, engineering and reliability issues are identified and addressed by our suppliers and by us.  There can be no assurance that we will be successful in selecting, developing, manufacturing and marketing new products that satisfy market demand.  Any such failure would materially and adversely affect our business, financial condition and results of operations.

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

We rely on subcontractors to manufacture many of the components or subassemblies used in our products.  Our FOX and ABTS systems, WaferPak contactors and DiePak carriers contain several components, including environmental chambers, power supplies, high-density interconnects, wafer contactors, signal distribution substrates and certain ICs that are currently supplied by only one or a limited number of suppliers.  Our reliance on subcontractors and single source suppliers involves a number of significant risks, including the loss of control over the manufacturing process, the potential absence of adequate capacity and reduced control over delivery schedules, manufacturing yields, quality and costs.  In the event that any significant subcontractor or single source supplier is unable or unwilling to continue to manufacture subassemblies, components or parts in required volumes, we would have to identify and qualify acceptable replacements.  The process of qualifying subcontractors and suppliers could be lengthy, and no assurance can be given that any additional sources would be available to us on a timely basis.  Any delay, interruption or termination of a supplier relationship could adversely affect our ability to deliver products, which would harm our operating results.

Our suppliers manufacture components, tooling, and provide engineering services.  During this process, our suppliers are allowed access to intellectual property of the Company.  While the Company maintains patents to protect from intellectual property infringement, there can be no assurance that technological information gained in the manufacture of our products will not be used to develop a new product, improve processes or techniques which compete against our products.  Litigation may be necessary to enforce or determine the validity and scope of our proprietary rights, and there can be no assurance that our intellectual property rights, if challenged, will be upheld as valid.

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

Our operating results depend primarily upon the capital expenditures of semiconductor manufacturers, semiconductor contract assemblers and burn-in and test service companies worldwide, which in turn depend on the current and anticipated market demand for ICs.  The semiconductor equipment manufacturing industry has historically been subject to a relatively high rate of purchase order cancellation by customers as compared to other high technology industry sectors.  Manufacturing companies who are the customers of semiconductor equipment companies frequently revise, postpone and cancel capital facility expansion plans.  In such cases, semiconductor equipment companies may experience a significant rate of cancellations or rescheduling of purchase orders.  There can be no assurance that we will not be materially adversely affected by future cancellations or rescheduling of purchase orders.

Our stock price may fluctuate.

The price of our common stock has fluctuated in the past and may fluctuate significantly in the future.  We believe that factors such as announcements of developments related to our business, fluctuations in our operating results, failure to meet securities analysts’ expectations, general conditions in the semiconductor and semiconductor equipment industries as well as the worldwide economy, announcement of technological innovations, new systems or product enhancements by us or our competitors, fluctuations in the level of cooperative development funding, acquisitions, changes in governmental regulations, developments in patents or other intellectual property rights and changes in our relationships with customers and suppliers could cause the price of our common stock to fluctuate substantially.  In addition, in recent years the stock market in general, and the market for small capitalization and high technology stocks in particular, have experienced extreme price fluctuations which have often been unrelated to the operating performance of the affected companies.  Such fluctuations could adversely affect the market price of our common stock.

We depend on our key personnel and our success depends on our ability to attract and retain talented employees.

Our success depends to a significant extent upon the continued service of Gayn Erickson, our President and Chief Executive Officer, and Rhea Posedel, our Chairman, as well as other executive officers and key employees.  We do not maintain key person life insurance for our benefit on any of our personnel, and none of our employees are subject to a non-competition agreement with us.  The loss of the services of any of our executive officers or a group of key employees could have a material adverse effect on our business, financial condition and operating results.  Our future success will depend in significant part upon our ability to attract and retain highly skilled technical, management, sales and marketing personnel.  There is a limited number of personnel with the requisite skills to serve in these positions, and it has become increasingly difficult for us to hire such personnel.  Competition for such personnel in the semiconductor equipment industry is intense, and there can be no assurance that we will be successful in attracting or retaining such personnel.  Changes in management could disrupt our operations and adversely affect our operating results.

We may be subject to litigation relating to intellectual property infringement which would be time-consuming, expensive and a distraction from our business.

If we do not adequately protect our intellectual property, competitors may be able to use our proprietary information to erode our competitive advantage, which could harm our business and operating results.  Litigation may be necessary to enforce or determine the validity and scope of our proprietary rights, and there can be no assurance that our intellectual property rights, if challenged, will be upheld as valid.  Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our operating results, regardless of the outcome of the litigation.  In addition, there can be no assurance that any of the patents issued to us will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to us.

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

Federal, state and local regulations impose various controls on the use, storage, discharge, handling, emission, generation, manufacture and disposal of toxic and other hazardous substances used in our operations.  We believe that our activities conform in all material respects to current environmental and land use regulations applicable to our operations and our current facilities, and that we have obtained environmental permits necessary to conduct our business.  Nevertheless, failure to comply with current or future regulations could result in substantial fines, suspension of production, alteration of our manufacturing processes or cessation of operations.  Such regulations could require us to acquire expensive remediation equipment or to incur substantial expenses to comply with environmental regulations.  Any failure to control the use, disposal or storage of or adequately restrict the discharge of, hazardous or toxic substances could subject us to significant liabilities.

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

Aehr Test Systems
(Registrant)

Date: October 15, 2013	By:	/s/ GAYN ERICKSON
Gayn Erickson
President and Chief Executive Officer

Date: October 15, 2013	By:	/s/ GARY L. LARSON
Gary L. Larson
Vice President of Finance and
Chief Financial Officer

AEHR TEST SYSTEMS
INDEX TO EXHIBITS

Exhibit No.	Description

3.1(1)	Restated Articles of Incorporation of the Company.

3.2(2)	Amended and Restated Bylaws of the Company.

10.1(3)	Third Amendment to Loan and Security Agreement dated August 21, 2013 by and between Aehr Test Systems and Silicon Valley Bank.

10.2(4)	Third Amendment to Export-Import Bank Loan and Security Agreement Dated August 21, 2013 by and between Aehr Test Systems and Silicon Valley Bank.

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

(3) Incorporated by reference to Exhibit No. 10.1 previously filed with the Company’s Current Report on Form 8-K filed August 21, 2013 (File No. 000-22893).

(4) Incorporated by reference to Exhibit No. 10.2 previously filed with the Company’s Current Report on Form 8-K filed August 21, 2013 (File No. 000-22893).

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