Form 10-Q
period 2013-11-30
AEHR TEST SYSTEMS
filed 2014-01-13
CIK 1040470

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013.

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

Yes  ☐ No  ☑

Number of shares of common stock, $0.01 par value, outstanding at December 31, 2013 was 10,974,682.

FORM 10-Q

FOR THE QUARTER ENDED NOVEMBER 30, 2013

PART I.  FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	November 30,	May 31,
	2013	2013
		(1)
ASSETS
Current assets:
Cash and cash equivalents	$2,494	$2,324
Accounts receivable, net	2,735	2,632
Inventories	5,650	5,369
Prepaid expenses and other	420	276

Total current assets	11,299	10,601

Property and equipment, net	249	301
Other assets	78	73
Total assets	$11,626	$10,975

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Line of credit	$476	$1,101
Accounts payable	1,892	1,188
Accrued expenses	1,245	1,440
Customer deposits and deferred revenue, short-term	2,038	1,972

Total current liabilities	5,651	5,701

Income tax payable	76	109
Deferred lease commitment	56	103
Deferred revenue, long-term	20	68
Total liabilities	5,803	5,981

Aehr Test Systems shareholders' equity:
Common stock, $0.01 par value: Authorized: 75,000 shares;
Issued and outstanding: 10,934 shares and 10,599 shares at November 30, 2013 and May 31, 2013, respectively	109	106
Additional paid-in capital	51,390	50,580
Accumulated other comprehensive income	2,488	2,442
Accumulated deficit	(48,143)	(48,114)

Total Aehr Test Systems shareholders' equity	5,844	5,014
Noncontrolling interest	(21)	(20)

Total shareholders' equity	5,823	4,994
Total liabilities and shareholders' equity	$11,626	$10,975

(1)	The condensed consolidated balance sheet at May 31, 2013 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2013	2012	2013	2012

Net sales	$4,950	$5,054	$8,702	$9,886
Cost of sales	2,456	2,791	4,264	5,167
Gross profit	2,494	2,263	4,438	4,719

Operating expenses:
Selling, general and administrative	1,517	2,068	2,937	3,857
Research and development	798	962	1,479	1,892
Total operating expenses	2,315	3,030	4,416	5,749

Income (loss) from operations	179	(767)	22	(1,030)

Interest expense	(10)	(13)	(14)	(25)
Other expense, net	(30)	(15)	(64)	(34)

Income (loss) before income tax (expense) benefit	139	(795)	(56)	(1,089)

Income tax (expense) benefit	(2)	(16)	27	(18)
Net income (loss)	137	(811)	(29)	(1,107)
Less: Net income attributable to the noncontrolling interest	--	--	--	--

Net income (loss) attributable to Aehr Test Systems common shareolders	$137	$(811)	$(29)	$(1,107)

Net income (loss) per share – basic	$0.01	$(0.09)	$(0.00)	$(0.12)
Net income (loss) per share – diluted	$0.01	$(0.09)	$(0.00)	$(0.12)

Shares used in per share calculations:
Basic	10,806	9,300	10,721	9,233
Diluted	11,839	9,300	10,721	9,233

               The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2013	2012	2013	2012

Net income (loss)	$137	$(811)	$(29)	$(1,107)

Other comprehensive income, net of tax:
Foreign currency translation gain	23	9	46	24

Total comprehensive income (loss)	160	(802)	17	(1,083)

Less: Comprehensive income attributable to
noncontrolling interest	--	--	(1)	--

Comprehensive income (loss), attributable to
Aehr Test Systems	$160	$(802)	$16	$(1,083)

               The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	November 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(29)	$(1,107)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	390	226
Provision for doubtful accounts	5	5
Loss on disposal of asset	9	--
Depreciation and amortization	95	170
Changes in operating assets and liabilities:
Accounts receivable	(58)	(297)
Inventories	(281)	(304)
Prepaid expenses and other	(146)	(193)
Accounts payable	711	54
Accrued expenses	(183)	201
Customer deposits and deferred revenue	16	39
Income tax payable	(47)	14
Deferred lease commitment	(47)	(37)
Net cash provided by (used in) operating activities	435	(1,229)

Cash flows from investing activities:
Purchase of property and equipment	(52)	(21)
Net cash used in investing activities	(52)	(21)

Cash flows from financing activities:
Line of credit (repayments) borrowings, net	(625)	277
Proceeds from issuance of common stock and exercise of stock options	423	180
Net cash (used in) provided by financing activities	(202)	457

Effect of exchange rates on cash	(11)	(88)

Net increase (decrease) in cash and cash equivalents	170	(881)

Cash and cash equivalents, beginning of period	2,324	2,073

Cash and cash equivalents, end of period	$2,494	$1,192

Supplemental disclosure of non-cash flow information:
Net change in capitalized share-based compensation	$--	$67

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

The following table summarizes compensation costs related to the Company’s stock-based compensation for the three and six months ended November 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2013	2012	2013	2012
Stock-based compensation in the form of employee stock options and ESPP shares, included in:
Cost of sales	$15	$7	$23	$17
Selling, general and administrative	183	66	287	156
Research and development	49	26	80	53
Total stock-based compensation	$247	$99	$390	$226

There were no stock-based compensation costs capitalized as part of inventory at November 30, 2013.  As of November 30, 2012, stock-based compensation costs of $67,000 were capitalized as part of inventory.

During the three months ended November 30, 2013 and 2012, the Company recorded stock-based compensation related to stock options of $193,000 and $83,000, respectively.  During the six months ended November 30, 2013 and 2012, the Company recorded stock-based compensation related to stock options of $328,000 and $192,000, respectively.

As of November 30, 2013, the total unrecognized stock-based compensation cost related to unvested stock-based awards under the Company’s 1996 Stock Option Plan and 2006 Equity Incentive Plan was approximately $1,218,000, which is net of estimated forfeitures of $3,000.  This cost will be amortized over the remaining service period of the underlying options.  The weighted average period is approximately 2.9 years.

During the three months ended November 30, 2013 and 2012, the Company recorded stock-based compensation related to the ESPP of $54,000 and $16,000, respectively.  During the six months ended November 30, 2013 and 2012, the Company recorded stock-based compensation related to the ESPP of $62,000 and $34,000, respectively.

As of November 30, 2013, the total compensation cost related to options to purchase the Company’s common stock under the ESPP but not yet recognized was approximately $315,000.  This cost will be amortized on a straight-line basis over a weighted average period of approximately 1.2 years.

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

Fair Value.  The fair value of the Company’s stock options granted to employees for the three and six months ended November 30, 2013 and 2012 were estimated using the following weighted average assumptions in the Black-Scholes option valuation model:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2013	2012	2013	2012
Option plan shares
Expected term (in years)	4	5	4	5
Volatility	0.94	0.93	0.95	0.91
Expected dividend	$0.00	$0.00	$0.00	$0.00
Risk-free interest rates	0.95%	0.64%	1.40%	0.72%
Estimated forfeiture rate	0.25%	0.25%	0.25%	0.25%
Weighted average grant date fair value	$1.77	$0.57	$1.03	$0.79

The fair values of the ESPP shares granted for the three and six months ended November 30, 2013 were estimated using the following weighted-average assumptions:

Three and Six
Months Ended
November 30, 2013
Employee stock purchase plan shares
Expected term (in years)	0.5-2.0
Volatility	0.86-1.00
Expected dividend	$0.00
Risk-free interest rates	0.04%-0.33%
Estimated forfeiture rate	0%
Weighted average grant date fair value	$1.34

There were no ESPP shares granted for the three and six months ended November 30, 2012.

The following table summarizes the stock option transactions during the three and six months ended November 30, 2013 (in thousands, except per share data):

		Outstanding Options
			Weighted
		Number	Average	Aggregate
	Available	of	Exercise	Intrinsic
	Shares	Shares	Price	Value
Balances, May 31, 2013	1,737	2,956	$1.79	$964

Options granted	(725)	725	$1.38
Options terminated	289	(289)	$6.99
Plan shares expired	(104)	--
Options exercised	--	(69)	$0.86

Balances, August 31, 2013	1,197	3,323	$1.27	$1,301

Options granted	(107)	107	$2.68
Options terminated	131	(131)	$2.26
Options exercised	--	(149)	$1.71

Balances, November 30, 2013	1,221	3,150	$1.25	$4,968

Options fully vested and expected to vest at November 30, 2013		3,087	$1.25	$4,868

Options exercisable at November 30, 2013		1,734	$1.19	$2,837

The options outstanding and exercisable at November 30, 2013 were in the following exercise price ranges (in thousands, except per share data):

	Options Outstanding			Options Exercisable
	at November 30, 2013			at November 30, 2013
Range of Exercise Prices	Number Outstanding Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.59-$0.97	1,074	3.77	$0.76	853	3.43	$0.80
$1.09-$1.42	1,449	5.34	$1.28	506	4.43	$1.29
$1.73-$1.95	465	3.28	$1.88	315	2.42	$1.92
$2.15-$2.68	162	5.08	$2.50	60	2.71	$2.26
$0.59-$2.68	3,150	4.49	$1.25	1,734	3.51	$1.19	$ 2,837

The total intrinsic value of options exercised during the three and six months ended November 30, 2013 was $110,000 and $153,000, respectively.  The total intrinsic value of options exercised during the three and six months ended November 30, 2012 was $0 and $42,000, respectively.  The weighted average remaining contractual life of the options exercisable and expected to be exercisable at November 30, 2013 was 4.49 years.

3.  EARNINGS PER SHARE

Earnings per share is computed based on the weighted average number of common and common equivalent shares (common stock options and ESPP shares) outstanding, when dilutive, during each period using the treasury stock method.

The following table presents the computation of basic and diluted net income (loss) per share attributable to Aehr Test Systems common shareholders (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2013	2012	2013	2012

Numerator: Net income (loss)	$137	$(811)	$(29)	$(1,107)

Denominator for basic net income (loss) per share:

Weighted-average shares outstanding	10,806	9,300	10,721	9,233

Shares used in basic net income (loss) per share calculation	10,806	9,300	10,721	9,233
Effect of dilutive securities	1,033	--	--	--

Denominator for diluted net income (loss) per share	11,839	9,300	10,721	9,233

Basic net income (loss) per share	$0.01	$(0.09)	$(0.00)	$(0.12)
Diluted net income (loss) per share	$0.01	$(0.09)	$(0.00)	$(0.12)

For the purpose of computing diluted earnings per share, weighted average potential common shares do not include stock options with an exercise price greater than the average fair value of the Company’s common stock for the period, as the effect would be anti-dilutive.  In the three months ended November 30, 2012 and the six months ended November 30, 2013 and 2012 potential common shares have not been included in the calculation of diluted net loss per share as the effect would be anti-dilutive.  As such, the numerator and the denominator used in computing both basic and diluted net loss per share for these periods are the same.  Stock options to purchase 262,998 shares of common stock were outstanding on November 30, 2013, but were not included in the computation of diluted net income per share, because the inclusion of such shares would be anti-dilutive.  Stock options to purchase 2,982,000 shares of common stock were outstanding on November 30, 2012, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of November 30, 2013 (in thousands):

	Balance as of
	November 30, 2013	Level 1	Level 2	Level 3
Money market funds	$402	$402	$--	$--

Assets	$402	$402	$--	$--

Liabilities	$--	$--	$--	$--

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2013 (in thousands):

	Balance as of
	May 31, 2013	Level 1	Level 2	Level 3
Money market funds	$102	$102	$--	$--

Assets	$102	$102	$--	$--

Liabilities	$--	$--	$--	$--

As of November 30, 2013 and May 31, 2013, the Company did not have any assets or liabilities with significant other observable inputs (Level 2), and significant unobservable market values that would require a high level of judgment to determine fair value (Level 3 assets).

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

5.  ACCOUNTS RECEIVABLE, NET

Accounts receivable represents customer trade receivables and is presented net of allowances for doubtful accounts of $44,000 at November 30, 2013 and $39,000 at May 31, 2013.  Accounts receivable are derived from the sale of products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies.  The Company’s allowance for doubtful accounts is based upon historical experience and review of trade receivables by aging category to identify specific customers with known disputes or collection issues.  Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received.

6.  INVENTORIES

Inventories are comprised of the following (in thousands):

	November 30,	May 31,
	2013	2013
Raw materials and sub-assemblies	$2,786	$3,180
Work in process	2,765	2,187
Finished goods	99	2
	$5,650	$5,369

7.  SEGMENT INFORMATION

The Company operates in one reportable segment: the design, manufacture and marketing of advanced test and burn-in products to the semiconductor manufacturing industry.

The following presents information about the Company’s operations in different geographic areas.  Net sales are based upon ship-to location (in thousands).

	United
	States	Asia	Europe	Total
Three months ended November 30, 2013:
Net sales	$2,881	$1,608	$461	$4,950
Property and equipment, net	206	42	1	249

Six months ended November 30, 2013:
Net sales	$4,219	$3,924	$559	$8,702
Property and equipment, net	206	42	1	249

Three months ended November 30, 2012:
Net sales	$701	$4,016	$337	$5,054
Property and equipment, net	293	64	1	358

Six months ended November 30, 2012:
Net sales	$3,995	$5,358	$533	$9,886
Property and equipment, net	293	64	1	358

The Company’s Japanese and German subsidiaries primarily comprise the foreign operations.  Substantially all of the sales of the subsidiaries are made to unaffiliated Japanese or European customers.  Net sales from outside the United States include those of Aehr Test Systems Japan K.K. and Aehr Test Systems GmbH.

Sales to the Company’s five largest customers accounted for approximately 96% and 95% of its net sales in the three and six months ended November 30, 2013, respectively.  Two customers accounted for approximately 43% each of the Company’s net sales in the three months ended November 30, 2013. Two customers accounted for approximately 52% and 36% of the Company’s net sales in the six months ended November 30, 2013.  Sales to the Company’s five largest customers accounted for approximately 85% and 81% of its net sales in the three and six months ended November 30, 2012, respectively.  Five customers accounted for approximately 28%, 18%, 17%, 12% and 10% of the Company’s net sales in the three months ended November 30, 2012. Three customers accounted for approximately 27%, 24% and 14% of the Company’s net sales in the six months ended November 30, 2012.  No other customers represented more than 10% of the Company’s net sales for either fiscal 2014 or fiscal 2013.

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

The following is a summary of changes in the Company's liability for product warranties during the three and six months ended November 30, 2013 and 2012 (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2013	2012	2013	2012

Balance at the beginning of the period	$226	$115	$222	$91

Accruals for warranties issued during the period	62	120	154	250
Settlement made during the period (in cash or in kind)	(80)	(61)	(168)	(167)
Balance at the end of the period	$208	$174	$208	$174

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

10. CUSTOMER DEPOSITS AND DEFERRED REVENUE, SHORT-TERM

Customer deposits and deferred revenue, short-term (in thousands):

	November 30,	May 31,
	2013	2013
Customer deposits	$1,866	$1,728
Deferred revenue, short-term	172	244
	$2,038	$1,972

11. LINE OF CREDIT

On August 25, 2011, the Company entered into a working capital credit facility agreement allowing the Company to borrow up to $1.5 million based upon qualified accounts receivable, and export-related inventory. On May 29, 2012 the credit agreement was amended to increase the borrowing limit to $2.0 million.  On September 11, 2012, the Company entered into the second amendment to the Loan and Security Agreement to increase the borrowing limit under the credit facility from $2.0 million to $2.5 million.  On August 21, 2013 the Company entered into the Third Amendment to Loan and Security Agreement to extend the term of the agreement to August 22, 2014.  Under the terms of the amendment to the line of credit, the lender will also have a security interest in the Company’s intellectual property.  The line of credit is collateralized by all of the Company’s assets.  Each account receivable financed by the lender will bear an annual interest rate or finance charge equal to the greater of the lender's prime rate less 0.5%, or 3.50%, if the Company meets certain borrowing base requirements. If the Company does not meet the borrowing base requirements, each account receivable financed by the lender will bear an annual interest rate or finance charge equal to the greater of the lender's prime rate plus 0.75%, or 4.75%.  The applicable interest is calculated based on the full amount of the account receivable and export-related inventory provided as collateral for the actual amounts borrowed.  Depending on the composition of the collateral items, whether or not the Company meets certain borrowing base requirements and the relative cash position of the Company, the equivalent annual interest rate applied to the actual loan balances may vary from 3.89% to 8.94%, assuming that the bank’s prime rate is 4.00% or less.  At November 30, 2013 the weighted average interest rate on the outstanding loan balance was 4.375%.  The average loan balance for the three and six months ending November 30, 2013 was $221,000 and $486,000, respectively.  At November 30, 2013, the Company had drawn $476,000 against the credit facility.  The balance available to borrow under the line at November 30, 2013 was $2,024,000.  The Company was in compliance with all covenants at November 30, 2013.

12. RECENT ACCOUNTING PRONOUNCEMENTS

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

There have been no material changes to our critical accounting policies and estimates during the six months ended November 30, 2013 compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013.

RESULTS OF OPERATIONS

The following table sets forth items in the Company’s unaudited condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2013	2012	2013	2012

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	49.6	55.2	49.0	52.3
Gross profit	50.4	44.8	51.0	47.7

Operating expenses:
Selling, general and administrative	30.6	41.0	33.8	39.0
Research and development	16.1	19.0	17.0	19.1

Total operating expenses	46.7	60.0	50.8	58.1

Income (loss) from operations	3.7	(15.2)	0.2	(10.4)

Interest expense	(0.2)	(0.2)	(0.1)	(0.3)
Other expense, net	(0.7)	(0.3)	(0.7)	(0.3)

Income (loss) before income tax (expense) benefit	2.8	(15.7)	(0.6)	(11.0)

Income tax (expense) benefit	--	(0.3)	0.3	(0.2)
Net income (loss)	2.8	(16.0)	(0.3)	(11.2)
Less: Net income attributable to the noncontrolling interest	--	--	--	--

Net income (loss) attributable to Aehr Test Systems common shareolders	2.8%	(16.0)%	(0.3)%	(11.2)%

THREE MONTHS ENDED NOVEMBER 30, 2013 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2012

NET SALES.  Net sales decreased to $5.0 million for the three months ended November 30, 2013 from $5.1 million for the three months ended November 30, 2012, a decrease of 2.1%.  The decrease in net sales for the three months ended November 30, 2013 resulted primarily from a decrease in net sales of the Company’s Test During Burn-in (TDBI) products, partially offset by an increase of the Company’s wafer-level products.  Net sales of the TDBI products for the three months ended November 30, 2013 were $2.3 million, and decreased approximately $2.1 million from the three months ended November 30, 2012.  Net sales of the Company’s wafer-level products for the three months ended November 30, 2013 were $2.6 million, and increased approximately $2.0 million from the three months ended November 30, 2012.

GROSS PROFIT.  Gross profit consists of net sales less cost of sales.  Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations.  Gross profit increased to $2.5 million for the three months ended November 30, 2013 from $2.3 million for the three months ended November 30, 2012, an increase of 10.2%.  Gross profit margin increased to 50.4% for the three months ended November 30, 2013 from 44.8% for the three months ended November 30, 2012.  The increase in gross profit margin was primarily the result of the sale of  a system containing previously reserved inventory.

SELLING, GENERAL AND ADMINISTRATIVE.  Selling, general and administrative, or SG&A, expenses consist primarily of salaries and related costs of employees, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses decreased to $1.5 million for the three months ended November 30, 2013 from $2.1 million for the three months ended November 30, 2012, a decrease of 26.6%.  The decrease in SG&A expenses were primarily due to decreases of $0.3 million in sales commission to outside sales representatives, $0.2 million in pre-sales support expenses and $0.1 million in employment related expenses.

RESEARCH AND DEVELOPMENT.  Research and development, or R&D, expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses decreased to $0.8 million for the three months ended November 30, 2013 from $1.0 million for the three months ended November 30, 2012, a decrease of 17.0%.  The decrease in R&D expenses was primarily due to the transfer of $0.3 million R&D expenditures, related to non-recurring engineering milestones, into cost of goods sold and prepaid expenses. This was partially offset by an increase of $0.1 million in project expense.

INTEREST EXPENSE.  Interest expense decreased to $10,000 for the three months ended November 30, 2013 from $13,000 for the three months ended November 30, 2012 primarily as a result of lower borrowings on the line of credit.

OTHER EXPENSE, NET.  Other expenses, net were $30,000 and $15,000 for the three months ended November 30, 2013 and 2012, respectively.  The change in other expense was due primarily to losses realized in connection with foreign exchange rate fluctuations during the referenced periods.

INCOME TAX (EXPENSE) BENEFIT.  Income tax expenses were $2,000 and $16,000 for the three months ended November 30, 2013 and 2012, respectively.

SIX MONTHS ENDED NOVEMBER 30, 2013 COMPARED TO SIX MONTHS ENDED NOVEMBER 30, 2012

NET SALES.  Net sales decreased to $8.7 million for the six months ended November 30, 2013 from $9.9 million for the six months ended November 30, 2012, a decrease of 12.0%.  The decrease in net sales for the six months ended November 30, 2013 resulted primarily from a decrease in net sales of the Company’s TDBI products, partially offset by an increase of the Company’s wafer-level products.  Net sales of the TDBI products for the six months ended November 30, 2013 were $4.9 million, and decreased approximately $2.3 million from the six months ended November 30, 2012.  Net sales of the Company’s wafer-level products for the six months ended November 30, 2013 were $3.7 million, and increased approximately $1.2 million from the six months ended November 30, 2012.

GROSS PROFIT.  Gross profit decreased to $4.4 million for the six months ended November 30, 2013 from $4.7 million for the six months ended November 30, 2012, a decrease of 6.0%.  Gross profit margin increased to 51.0% for the six months ended November 30, 2013 from 47.7% for the six months ended November 30, 2012.  The increase in gross profit margin was primarily the result of the sale of systems containing previously reserved inventory.

SELLING, GENERAL AND ADMINISTRATIVE.  SG&A expenses decreased to $2.9 million for the six months ended November 30, 2013 from $3.9 million for the six months ended November 30, 2012, a decrease of 23.9%.  The decrease in SG&A expenses was primarily due to decreases of $0.4 million in employment related expenses, $0.3 million in pre-sales support expenses and $0.3 million in sales commission to outside sales representatives.

RESEARCH AND DEVELOPMENT.  R&D expenses decreased to $1.5 million for the six months ended November 30, 2013 from $1.9 million for the six months ended November 30, 2012, a decrease of 21.8%.  The decrease in R&D expenses was primarily due to the transfer of $0.4 million R&D expenditures, related to non-recurring engineering milestones, into cost of goods sold and prepaid expenses.

INTEREST EXPENSE.  Interest expense decreased to $14,000 for the six months ended November 30, 2013 from $25,000 for the six months ended November 30, 2012 primarily as a result of lower borrowings on the line of credit.

OTHER EXPENSE, NET.  Other expenses, net were $64,000 and $34,000 for the six months ended November 30, 2013 and 2012, respectively.  The change in other expense was due primarily to losses realized in connection with foreign exchange rate fluctuations during the referenced periods.

INCOME TAX (EXPENSE) BENEFIT.  Income tax benefit was $27,000 for the six months ended November 30, 2013, compared with income tax expense of $18,000 for the six months ended November 30, 2012.  The income tax benefit for the six months ended November 30, 2013 was due to the reversal of tax liabilities previously established under Financial Accounting Standards Board Interpretation No. 48, which were no longer required.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $0.4 million for the six months ended November 30, 2013 and cash used in operating activities was $1.2 million for the six months ended November 30, 2012.  For the six months ended November 30, 2013, net cash provided by operating activities was primarily due to the increase in accounts payable of $0.7 million and the exclusion of the effect of non-cash charges of stock-based compensation expense of $0.4 million, partially offset by an increase in inventories of $0.3 million and a decrease in accrued expenses of $0.2 million.  The increases in accounts payable and inventories were due primarily to inventory purchases to support future shipments.  The decrease in accrued expenses was primarily from the decrease in sales commission accrual.  For the six months ended November 30, 2012, net cash used in operating activities was primarily the result of the net loss of $1.1 million as adjusted to exclude the effect of non-cash charges including stock-based compensation expense of $0.2 million and depreciation and amortization of $0.2 million, as well as increases in accounts receivable of $0.3 million and inventories of $0.3 million.  The increase in accounts receivable was primarily due to an increase in revenues for the six months ended November 30, 2012 compared to the same period in the prior fiscal year.  The increase in inventories was to support future shipments for customer orders.

Net cash used in investing activities was $52,000 and $21,000 for the six months ended November 30, 2013 and 2012, respectively. Net cash used in investing activities was primarily due to the purchase of property and equipment.

Financing activities used cash of $202,000 for the six months ended November 30, 2013 and provided cash of $457,000 for the six months ended November 30, 2012.  Net cash used in financing activities during the six months ended November 30, 2013 was due primarily to the net repayments for the line of credit of $625,000, offset by cash provided of $423,000 from the proceeds of issuance of common stock and exercise of stock options.  Net cash provided by financing activities during the six months ended November 30, 2012 was due primarily to net borrowings under the line of credit of $277,000 and $180,000 due to proceeds from issuance of common stock and exercise of stock options.

The effect of exchange rates used cash of $11,000 for the six months ended November 30, 2013 and $88,000 for the six months ended November 30, 2012.  The change in cash used was due to the fluctuation in the value of the dollar compared to foreign currencies.

As of November 30, 2013, the Company had working capital of $5.6 million.  Working capital consists of cash and cash equivalents, accounts receivable, inventory and other current assets, less current liabilities.

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

The Company anticipates that the existing cash balance together with cash flows from operations, as well as funds available through the working capital credit facility will be adequate to meet its working capital and capital equipment requirements through calendar 2014.  Refer to Note 11, “LINE OF CREDIT”, for further discussion of the credit facility agreement.  After calendar 2014, depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital equipment needs.  There can be no assurance that additional financing will be available when required, or if available, that such financing can be obtained on terms satisfactory to the Company.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has not entered into any off-balance sheet financing arrangements and has not established any variable interest entities.

OVERVIEW OF CONTRACTUAL OBLIGATIONS

On August 25, 2011, the Company entered into a working capital credit facility agreement allowing the Company to borrow up to $1.5 million based upon qualified U.S. based and foreign customer receivables, and export-related inventory.  On May 29, 2012 the credit agreement was amended to increase the borrowing limit to $2.0 million.  On September 11, 2012, the credit agreement was amended to increase the borrowing limit to $2.5 million.  On August 21, 2013 the credit agreement was further amended to extend the term of the agreement to August 22, 2014.  Refer to Note 11, “LINE OF CREDIT,” for further discussion of the credit agreement.

There have been no additional material changes in the composition, magnitude or other key characteristics of the Company's contractual obligations or other commitments as disclosed in the Company's Annual Report on Form 10-K for the year ended May 31, 2013.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company had no holdings of derivative financial or commodity instruments at November 30, 2013 or May 31, 2013.

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

A majority of the Company’s revenue and capital spending is transacted in U.S. Dollars.  The Company, however, enters into transactions in other currencies, primarily Euros and Japanese Yen.  Since the price is determined at the time a purchase order is accepted, the Company is exposed to the risks of fluctuations in the foreign currency-U.S. Dollar exchange rates during the lengthy period from purchase order to ultimate payment.  This exchange rate risk is partially offset to the extent that the Company’s subsidiaries incur expenses payable in their local currency.  To date, the Company has not invested in instruments designed to hedge currency risks.  In addition, the Company’s subsidiaries typically carry debt or other obligations due to the Company that may be denominated in either their local currency or U.S. Dollars.  Since the Company’s subsidiaries’ financial statements are based in their local currency and the Company’s condensed consolidated financial statements are based in U.S. Dollars, the Company’s subsidiaries and the Company recognize foreign exchange gains or losses in any period in which the value of the local currency rises or falls in relation to the U.S. Dollar.  A 10% decrease in the value of the subsidiaries’local currency as compared with the U.S. Dollar would not be expected to result in a significant change to the Company’s net income or loss. There have been no material changes in our risk exposure since the end of the last fiscal year, nor are any material changes to our risk exposure anticipated.

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

In the face of the recent sustained downturn in our business and decline in our net sales, we implemented a variety of cost controls and restructured our operations with the goal of reducing our operating costs to position ourselves to more effectively meet the needs of the then weak market for test and burn-in equipment.  While we took significant steps in fiscal 2009 to minimize our expense levels and to increase the likelihood that we would have sufficient cash to support operations during the downturn, from fiscal 2009 through fiscal 2013 we experienced operating losses.  Due primarily to these operating losses, we experienced cash outflows and, at November 30, 2013, had $2.5 million in cash and cash equivalents.  Should our business downturn be prolonged, and if we are unable to reduce our operating expenses sufficiently, we may require additional debt or equity financing to meet working capital or capital expenditure needs.  While we believe our existing cash balance, together with cash flows from operations, as well as funds available through our working capital credit facility, will be adequate to meet our working capital and capital equipment requirements through fiscal 2014, we cannot determine with certainty that, if needed, we will be able to raise additional funding through either equity or debt financing under these circumstances or on what terms such financing would be available.

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

We rely on continued market acceptance of our ABTS system and our ability to complete certain enhancements.

Increased market acceptance of the ABTS family, first introduced in fiscal 2008, is subject to a number of risks.  It is important that we achieve customer acceptance, customer satisfaction and increased market acceptance as we add new features and enhancements to the ABTS product.  To date, the Company has shipped ABTS systems to customers worldwide for use in both reliability and production applications.  The failure of the ABTS family to maintain revenues at or above current levels would have a material adverse effect on our future operating results.

We depend upon continued market demand for test systems used for traditional package level burn-in during production of integrated circuits.

We have historically derived a substantial portion of our net sales from the sale of monitored and test during burn-in systems of packaged integrated circuits.  We believe that the market for package level burn-in systems is mature and is not expected to experience significant growth in the future.  In general, process control improvements in the semiconductor industry have tended to reduce burn-in times.  In addition, as a given IC product generation matures and yields increase, the required burn-in time may be reduced or eliminated.  There can be no assurance that the market for burn-in systems will not decline, which would have a negative effect on our operating results.

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

Pursuant to the requirements of NASDAQ, if a company’s stock price is below $1.00 per share for 30 consecutive trading days, NASDAQ will notify the company that it is no longer in compliance with the NASDAQ Bid Price Rule listing qualification.  If a company is not in compliance with the Bid Price Rule, the company will have 180 calendar days to regain compliance.  The company may regain compliance with the Bid Price Rule if the bid price of the common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days at any time during the 180 day cure period.  On November 2, 2011, the Company received notice from NASDAQ that it was no longer in compliance with the Bid Price Rule.  The Company regained compliance on April 16, 2012.  On December 26, 2012, the Company received notice from NASDAQ that it was no longer in compliance with the Bid Price Rule.  The Company subsequently regained compliance on April 3, 2013.

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

Approximately 55%, 38%, and 39% of our net sales for fiscal 2013, 2012 and 2011, respectively, were attributable to sales to customers for delivery outside of the United States.  We operate a sales, service and limited manufacturing organization in Germany and a sales and service organization in Japan and Taiwan.  We expect that sales of products for delivery outside of the United States will continue to represent a substantial portion of our future net sales.  Our future performance will depend, in significant part, upon our ability to continue to compete in foreign markets which in turn will depend, in part, upon a continuation of current trade relations between the United States and foreign countries in which semiconductor manufacturers or assemblers have operations.  A change toward more protectionist trade legislation in either the United States or such foreign countries, such as a change in the current tariff structures, export compliance or other trade policies, could adversely affect our ability to sell our products in foreign markets.  In addition, we are subject to other risks associated with doing business internationally, including longer receivable collection periods and greater difficulty in accounts receivable collection, the burden of complying with a variety of foreign laws, difficulty in staffing and managing global operations, risks of civil disturbance or other events which may limit or disrupt markets, international exchange restrictions, changing political conditions and monetary policies of foreign governments.

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

Aehr Test Systems
(Registrant)

Date: January 13, 2014	By:	/s/ GAYN ERICKSON
Gayn Erickson
President and Chief Executive Officer

Date: January 13, 2014	By:	/s/ GARY L. LARSON
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

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document

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