Form 10-Q
period 2014-02-28
AEHR TEST SYSTEMS
filed 2014-04-11
CIK 1040470

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended February 28, 2014.

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

Yes  ☐       No ☑

Number of shares of common stock, $0.01 par value, outstanding at March 31, 2014 was 11,035,994.

FORM 10-Q

 FOR THE QUARTER ENDED FEBRUARY 28, 2014

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	February 28,	May 31,
	2014	2013
		(1)
ASSETS
Current assets:
Cash and cash equivalents	$1,846	$2,324
Accounts receivable, net	3,378	2,632
Inventories	5,931	5,369
Prepaid expenses and other	399	276

Total current assets	11,554	10,601

Property and equipment, net	311	301
Other assets	78	73

Total assets	$11,943	$10,975

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Line of credit	$406	$1,101
Acounts payable	2,265	1,188
Accrued expenses	1,447	1,440
Customer deposits and deferred revenue, short-term	1,345	1,972

Total current liabilities	5,463	5,701

Income tax payable	77	109
Deferred lease commitment	32	103
Deferred revenue, long-term	8	68

Total liabilities	5,580	5,981

Aehr Test Systems shareholders' equity:
Common stock, $0.01 par value: Authorized: 75,000 shares;
Issued and outstanding: 11,018 shares and 10,599 shares at February 28, 2014 and
May 31, 2013, respectively	110	106
Additional paid-in capital	51,703	50,580
Accumulated other comprehensive income	2,502	2,442
Accumulated deficit	(47,931)	(48,114)

Total Aehr Test Systems shareholders' equity	6,384	5,014
Noncontrolling interest	(21)	(20)

Total shareholders' equity	6,363	4,994

Total liabilities and shareholders' equity	$11,943	$10,975

(1)	The condensed consolidated balance sheet at May 31, 2013 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2014	2013	2014	2013

Net sales	$5,612	$3,340	$14,314	$13,226
Cost of sales	2,742	2,575	7,006	7,742
Gross profit	2,870	765	7,308	5,484

Operating expenses:
Selling, general and administrative	1,701	1,511	4,638	5,368
Research and development	907	685	2,386	2,577
Total operating expenses	2,608	2,196	7,024	7,945

Income (loss) from operations	262	(1,431)	284	(2,461)

Interest expense	(7)	(18)	(21)	(43)
Other expense, net	(21)	(9)	(85)	(43)

Income (loss) before income tax (expense) benefit	234	(1,458)	178	(2,547)

Income tax (expense) benefit	(22)	--	5	(18)

Net income (loss)	212	(1,458)	183	(2,565)

Less: Net income attributable to the noncontrolling interest	--	--	--	--

Net income (loss) attributable to Aehr Test Systems common shareholders	$212	$(1,458)	$183	$(2,565)

Net income (loss) per share – basic	$0.02	$(0.16)	$0.02	$(0.28)
Net income (loss) per share – diluted	$0.02	$(0.16)	$0.02	$(0.28)

Shares used in per share calculations:
Basic	10,982	9,363	10,807	9,276
Diluted	12,277	9,363	11,583	9,276

  The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2014	2013	2014	2013

Net income (loss)	$212	$(1,458)	$183	$(2,565)

Other comprehensive income (loss), net of tax: Foreign currency translation gain (loss)	14	(13)	60	11

Total comprehensive income (loss)	226	(1,471)	243	(2,554)
Less: Comprehensive loss attributable to noncontrolling interest	--	--	(1)	--

Comprehensive income (loss), attributable to Aehr Test Systems	$226	$(1,471)	$242	$(2,554)

               The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	February 28,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$183	$(2,565)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	625	427
Provision for (recovery of) doubtful accounts	13	(15)
Gain on disposal of fixed asset	(41)	--
Depreciation and amortization	119	247
Changes in operating assets and liabilities:
Accounts receivable	(685)	951
Inventories	(546)	375
Prepaid expenses and other	(123)	(11)
Accounts payable	1,075	379
Accrued expenses	8	(49)
Customer deposits and deferred revenue	(691)	--
Income tax payable	(35)	15
Deferred lease commitment	(71)	(57)
Net cash used in operating activities	(169)	(303)

Cash flows from investing activities:
Purchases of property and equipment	(154)	(126)
Proceeds from sales of property and equipment	50	--
Net cash used in investing activities	(104)	(126)

Cash flows from financing activities:
Line of credit repayments, net	(695)	(193)
Proceeds from issuance of common stock and exercise of stock options	502	180
Net cash used in financing activities	(193)	(13)

Effect of exchange rates on cash	(12)	(250)
Net decrease in cash and cash equivalents	(478)	(692)

Cash and cash equivalents, beginning of period	2,324	2,073

Cash and cash equivalents, end of period	$1,846	$1,381

Supplemental disclosure of non-cash flow information:
Net change in capitalized share-based compensation	$--	$25

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

RECLASSIFICATION.  Certain reclassifications have been made to the consolidated financial statements to conform to the current period presentation. These reclassifications did not result in any change in previously reported net income (loss), total assets or shareholders’ equity.

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

The following table summarizes compensation costs related to the Company’s stock-based compensation for the three and nine months ended February 28, 2014 and 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2014	2013	2014	2013
Stock-based compensation in the form of employee stock options and ESPP shares, included in:
Cost of sales	$10	$9	$33	$26
Selling, general and administrative	184	159	471	315
Research and development	41	33	121	86
Total stock-based compensation	$235	$201	$625	$427

There was no stock-based compensation costs capitalized as part of inventory at February 28, 2014.  As of February 28, 2013, stock-based compensation costs of $25,000 were capitalized as part of inventory.

During the three months ended February 28, 2014 and 2013, the Company recorded stock-based compensation related to stock options of $205,000 and $189,000, respectively.  During the nine months ended February 28, 2014 and 2013, the Company recorded stock-based compensation related to stock options of $533,000 and $381,000, respectively.

As of February 28, 2014, the total unrecognized stock-based compensation cost related to unvested stock-based awards under the Company’s 1996 Stock Option Plan and 2006 Equity Incentive Plan was approximately $1,013,000, which is net of estimated forfeitures of $3,000.  This cost will be amortized over the remaining service period of the underlying options.  The weighted average service period is approximately 2.6 years.

During the three months ended February 28, 2014 and 2013, the Company recorded stock-based compensation related to the ESPP of $30,000 and $12,000, respectively.  During the nine months ended February 28, 2014 and 2013, the Company recorded stock-based compensation related to the ESPP of $92,000 and $46,000, respectively.

As of February 28, 2014, the total compensation cost related to options to purchase the Company’s common stock under the ESPP but not yet recognized was approximately $137,000.  This cost will be amortized on a straight-line basis over a weighted average service period of approximately 1.1 years.

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

Fair Value.  The fair value of the Company’s stock options granted to employees for the three months ended February 28, 2013, and the nine months ended February 28, 2014 and 2013 were estimated using the following weighted average assumptions in the Black-Scholes option valuation model:

	Three Months Ended	Nine Months Ended
	February 28,	February 28,
	2013	2014	2013
Option plan shares
Expected term (in years)	5	4	5
Volatility	0.94	0.95	0.91
Expected dividend	$0.00	$0.00	$0.00
Risk-free interest rates	0.76%	1.40%	0.72%
Estimated forfeiture rate	0.25%	0.25%	0.25%
Weighted average grant date fair value	$0.62	$1.03	$0.78

There were no options granted during the three months ended February 28, 2014.

The fair values of the ESPP purchase rights granted for the nine months ended February 28, 2014 were estimated using the following weighted-average assumptions:

Nine Months Ended
February 28,2014
Employee stock purchase plan purchase rights
Expected term (in years)	0.5-2.0
Volatility	0.86-1.00
Expected dividend	$0.00
Risk-free interest rates	0.04%-0.33%
Estimated forfeiture rate	0%
Weighted average grant date fair value	$1.34

There were no ESPP purchase rights granted during the three months ended February 28, 2014 and 2013, and the nine months ended February 28, 2013.  There were no ESPP shares issued during the three months ended February 28, 2014 and 2013.  Total ESPP shares issued during the nine months ended February 28, 2014 and 2013 were 75,000 shares and 79,000 shares, respectively.  As of February 28, 2014 there were 400,000 ESPP shares available for issuance.

The following table summarizes the stock option transactions during the three and nine months ended February 28, 2014 (in thousands, except per share data):

		Outstanding Options
			Weighted
		Number	Average	Aggregate
	Available	of	Exercise	Intrinsic
	Shares	Shares	Price	Value
Balances, May 31, 2013	1,737	2,956	$1.79	$964

Options granted	(725)	725	$1.38
Options terminated	289	(289)	$6.99
Plan shares expired	(104)	--
Options exercised	--	(69)	$0.86

Balances, August 31, 2013	1,197	3,323	$1.27	$1,301

Options granted	(107)	107	$2.68
Options terminated	131	(131)	$2.26
Options exercised	--	(149)	$1.71

Balances, November 30, 2013	1,221	3,150	$1.25	$4,968

Options granted	--	--
Options terminated	--	--
Options exercised	--	(85)	$0.93

Balances, February 28, 2014	1,221	3,065	$1.26	$3,370

Options fully vested and expected to vest at February 28, 2014		3,004	$1.26	$3,303

Options exercisable at February 28, 2014		1,852	$1.21	$2,051

The options outstanding and exercisable at February 28, 2014 were in the following exercise price ranges (in thousands, except per share data):

	Options Outstanding			Options Exercisable
	at February 28, 2014			at February 28, 2014
Range of Exercise Prices	Number Outstanding Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.59-$0.97	1,000	3.76	$0.75	804	3.50	$0.79
$1.09-$1.42	1,442	5.11	$1.28	585	4.37	$1.29
$1.73-$1.95	461	3.05	$1.88	361	2.47	$1.91
$2.15-$2.68	162	4.83	$2.50	102	4.00	$1.57
$0.59-$2.68	3,065	4.35	$1.26	1,852	3.60	$1.21	$ 2,051

The total intrinsic value of options exercised during the three and nine months ended February 28, 2014 was $162,000 and $315,000, respectively.  The total intrinsic value of options exercised during the three and nine months ended February 28, 2013 was $0 and $42,000, respectively.  The weighted average remaining contractual life of the options exercisable and expected to be exercisable at February 28, 2014 was 4.35 years.

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

The following table presents the computation of basic and diluted net income (loss) per share attributable to Aehr Test Systems common shareholders (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2014	2013	2014	2013

Numerator: Net income (loss)	$212	$(1,458)	$183	$(2,565)

Denominator for basic net income (loss) per share:
Weighted-average shares outstanding	10,982	9,363	10,807	9,276

Shares used in basic net income (loss) per share calculation	10,982	9,363	10,807	9,276
Effect of dilutive securities	1,295	--	776	--

Denominator for diluted net income (loss) per share	12,277	9,363	11,583	9,276

Basic net income (loss) per share	$0.02	$(0.16)	$0.02	$(0.28)

Diluted net income (loss) per share	$0.02	$(0.16)	$0.02	$(0.28)

For the purpose of computing diluted earnings per share, weighted average potential common shares do not include stock options with an exercise price greater than the average fair value of the Company’s common stock for the period, as the effect would be anti-dilutive.  Stock options to purchase 192,000 shares of common stock and ESPP rights to purchase 177,000 ESPP shares were outstanding for the three months ending February 28, 2014, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive.  Stock options to purchase 370,000 shares of common stock and ESPP rights to purchase 177,000 ESPP shares were outstanding for the nine months ending February 28, 2014, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive.  In the three and nine months ended February 28, 2013, potential common shares have not been included in the calculation of diluted net loss per share as the effect would be anti-dilutive.  As such, the numerator and the denominator used in computing both basic and diluted net loss per share for these periods are the same.  Stock options to purchase 2,967,000 shares of common stock and ESPP rights to purchase 178,000 ESPP shares were outstanding on February 28, 2013, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of February 28, 2014 (in thousands):

	Balance as of
	February 28, 2014	Level 1	Level 2	Level 3
Money market funds	$452	$452	$--	$--

Assets	$452	$452	$--	$--

Liabilities	$--	$--	$--	$--

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2013 (in thousands):

	Balance as of
	May 31, 2013	Level 1	Level 2	Level 3
Money market funds	$102	$102	$--	$--

Assets	$102	$102	$--	$--

Liabilities	$--	$--	$--	$--

As of February 28, 2014 and May 31, 2013, the Company did not have any assets or liabilities with significant other observable inputs (Level 2), and significant unobservable market values that would require a high level of judgment to determine fair value (Level 3 assets).

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

5.     ACCOUNTS RECEIVABLE, NET

Accounts receivable represents customer trade receivables and is presented net of allowances for doubtful accounts of $52,000 at February 28, 2014 and $39,000 at May 31, 2013.  Accounts receivable are derived from the sale of products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies.  The Company’s allowance for doubtful accounts is based upon historical experience and review of trade receivables by aging category to identify specific customers with known disputes or collection issues.  Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received.

6.    INVENTORIES

Inventories are comprised of the following (in thousands):

	February 28,	May 31,
	2014	2013
Raw materials and sub-assemblies	$2,920	$3,180
Work in process	3,011	2,187
Finished goods	--	2
	$5,931	$5,369

7.    SEGMENT INFORMATION

The Company operates in one reportable segment: the design, manufacture and marketing of advanced test and burn-in products to the semiconductor manufacturing industry.

The following presents information about the Company’s operations in different geographic areas.  Net sales are based upon ship-to location (in thousands).

	United
	States	Asia	Europe	Total
Three months ended February 28, 2014:
Net sales	$2,863	$1,039	$1,710	$5,612
Property and equipment, net	268	42	1	311

Nine months ended February 28, 2014:
Net sales	$7,082	$4,963	$2,269	$14,314
Property and equipment, net	268	42	1	311

Three months ended February 28, 2013:
Net sales	$2,100	$1,188	$52	$3,340
Property and equipment, net	321	57	--	378

Nine months ended February 28, 2013:
Net sales	$6,095	$6,546	$585	$13,226
Property and equipment, net	321	57	--	378

The Company’s Japanese and German subsidiaries primarily comprise the foreign operations.  Substantially all of the sales of the subsidiaries are made to unaffiliated Japanese or European customers.  Net sales from outside the United States include those of Aehr Test Systems Japan K.K. and Aehr Test Systems GmbH.

Sales to the Company’s five largest customers accounted for approximately 95% and 94% of its net sales in the three and nine months ended February 28, 2014, respectively.  Four customers accounted for approximately 36%, 28%, 19% and 11% of the Company’s net sales in the three months ended February 28, 2014. Two customers accounted for approximately 46% and 33% of the Company’s net sales in the nine months ended February 28, 2014.  Sales to the Company’s five largest customers accounted for approximately 98% and 80% of its net sales in the three and nine months ended February 28, 2013, respectively.  Three customers accounted for approximately 40%, 37%, and 16% of the Company’s net sales in the three months ended February 28, 2013. Three customers accounted for approximately 30%, 27% and 11% of the Company’s net sales in the nine months ended February 28, 2013.  No other customers represented more than 10% of the Company’s net sales for either fiscal 2014 or fiscal 2013.

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

Following is a summary of changes in the Company's liability for product warranties during the three and nine months ended February 28, 2014 and 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2014	2013	2014	2013

Balance at the beginning of the period	$208	$174	$222	$91
Accruals for warranties issued during the period	34	162	188	412
Settlement made during the period (in cash or in kind)	(46)	(139)	(214)	(306)
Balance at the end of the period	$196	$197	$196	$197

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

Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, California, Germany and Japan.  Tax years 1996 - 2013 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

10.    CUSTOMER DEPOSITS AND DEFERRED REVENUE, SHORT-TERM

Customer deposits and deferred revenue, short-term (in thousands):

	February 28,	May 31,
	2014	2013
Customer deposits	$1,158	$1,728
Deferred revenue, short-term	187	244
	$1,345	$1,972

11.    LINE OF CREDIT

On August 25, 2011, the Company entered into a working capital credit facility agreement allowing the Company to borrow up to $1.5 million based upon qualified accounts receivable, and export-related inventory. On May 29, 2012, the credit agreement was amended to increase the borrowing limit to $2.0 million.  On September 11, 2012, the Company entered into the second amendment to the Loan and Security Agreement to increase the borrowing limit under the credit facility from $2.0 million to $2.5 million.  On August 21, 2013, the Company entered into the Third Amendment to Loan and Security Agreement to extend the term of the agreement to August 22, 2014.  Under the terms of the amendment to the line of credit, the lender will also have a security interest in the Company’s intellectual property.  The line of credit is collateralized by all of the Company’s assets.  Each account receivable financed by the lender will bear an annual interest rate or finance charge equal to the greater of the lender's prime rate less 0.5%, or 3.50%, if the Company meets certain borrowing base requirements. If the Company does not meet the borrowing base requirements, each account receivable financed by the lender will bear an annual interest rate or finance charge equal to the greater of the lender's prime rate plus 0.75%, or 4.75%.  The applicable interest is calculated based on the full amount of the account receivable and export-related inventory provided as collateral for the actual amounts borrowed.  Depending on the composition of the collateral items, whether or not the Company meets certain borrowing base requirements and the relative cash position of the Company, the equivalent annual interest rate applied to the actual loan balances may vary from 3.89% to 8.94%, assuming that the bank’s prime rate is 4.00% or less.  At February 28, 2014, the weighted average interest rate on the outstanding loan balance was 4.375%.  The average loan balance for the three and nine months ending February 28, 2014 was $475,000 and $482,000, respectively.  At February 28, 2014, the Company had drawn $406,000 against the credit facility.  The balance available to borrow under the line at February 28, 2014 was $1,039,000.  The Company was in compliance with all covenants at February 28, 2014.

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

The Company’s net sales consist primarily of sales of systems, WaferPak contactors, test fixtures, die carriers, upgrades and spare parts and revenues from service contracts and engineering development charges.  The Company's selling arrangements may include contractual customer acceptance provisions, which are mostly deemed perfunctory or inconsequential, and installation of the product occurs after shipment and transfer of title.

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

There have been no material changes to our critical accounting policies and estimates during the nine months ended February 28, 2014 compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013.

RESULTS OF OPERATIONS

The following table sets forth items in the Company’s unaudited condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2014	2013	2014	2013

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	48.9	77.1	48.9	58.5
Gross profit	51.1	22.9	51.1	41.5

Operating expenses:
Selling, general and administrative	30.3	45.2	32.4	40.6
Research and development	16.2	20.5	16.7	19.5
Total operating expenses	46.5	65.7	49.1	60.1

Income (loss) from operations	4.6	(42.8)	2.0	(18.6)

Interest expense	(0.1)	(0.6)	(0.1)	(0.4)
Other expense, net	(0.3)	(0.3)	(0.6)	(0.3)

Income (loss) before income tax (expense) benefit	4.2	(43.7)	1.3	(19.3)

Income tax (expense) benefit	(0.4)	--	--	(0.1)
Net income (loss)	3.8	(43.7)	1.3	(19.4)
Less: Net income attributable to the noncontrolling interest	--	--	--	--

Net income (loss) attributable to Aehr Test Systems common shareholders	3.8%	(43.7)%	1.3%	(19.4)%

THREE MONTHS ENDED FEBRUARY 28, 2014 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 2013

NET SALES.  Net sales increased to $5.6 million for the three months ended February 28, 2014 from $3.3 million for the three months ended February 28, 2013, an increase of 68.0%.  The increase in net sales for the three months ended February 28, 2014 was primarily due to increases in both net sales of the Company’s Test During Burn-in (TDBI) products and wafer-level products.  Net sales of the TDBI products for the three months ended February 28, 2014 were $3.3 million, and increased approximately $1.7 million from the three months ended February 28, 2013.  Net sales of the Company’s wafer-level products for the three months ended February 28, 2014 were $2.3 million, and increased approximately $0.6 million from the three months ended February 28, 2013.

GROSS PROFIT.  Gross profit consists of net sales less cost of sales.  Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations.  Gross profit increased to $2.9 million for the three months ended February 28, 2014 from $0.8 million for the three months ended February 28, 2013, an increase of 275.2%.  Gross profit margin increased to 51.1% for the three months ended February 28, 2014 from 22.9% for the three months ended February 28, 2013.  The increase in gross profit margin was primarily due to decreased direct material costs as a percentage of sales due to the sales of multiple systems including previously written down material  resulting in a 11.5% gross profit margin increase, and manufacturing efficiencies due to an increase in net sales resulting in a 7.7% gross profit margin increase.

SELLING, GENERAL AND ADMINISTRATIVE.  Selling, general and administrative, or SG&A, expenses consist primarily of salaries and related costs of employees, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses increased to $1.7 million for the three months ended February 28, 2014 from $1.5 million for the three months ended February 28, 2013, an increase of 12.6%.  The increase in SG&A expenses was primarily due to increases of $59,000 in stock-based compensation expenses, $41,000 in sales commission to outside sales representatives, $26,000 in outside services expenses, and $13,000 in employment related expenses.

RESEARCH AND DEVELOPMENT.  Research and development, or R&D, expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses increased to $0.9 million for the three months ended February 28, 2014 from $0.7 million for the three months ended February 28, 2013, an increase of 32.4%.  This increase was primarily attributable to increases in employment related expenses and project expenses of $0.1 million each.

INTEREST EXPENSE.  Interest expense decreased to $7,000 for the three months ended February 28, 2014 from $18,000 for the three months ended February 28, 2013 primarily as a result of lower average borrowings on the line of credit.

OTHER EXPENSE, NET.  Other expense, net was $21,000 and $9,000 for the three months ended February 28, 2014 and 2013, respectively.  The change in other expense was due primarily to losses realized in connection with foreign exchange rate fluctuations during the referenced periods.

INCOME TAX (EXPENSE) BENEFIT.  Income tax expenses were $22,000 and nil for the three months ended February 28, 2014 and 2013, respectively.

NINE MONTHS ENDED FEBRUARY 28, 2014 COMPARED TO NINE MONTHS ENDED FEBRUARY 28, 2013

NET SALES.  Net sales increased to $14.3 million for the nine months ended February 28, 2014 from $13.2 million for the nine months ended February 28, 2013, an increase of 8.2%.  The increase in net sales for the nine months ended February 28, 2014 resulted primarily from an increase in net sales of the Company’s wafer-level products, partially offset by a decrease of the Company’s TDBI products.  Net sales of the Company’s wafer-level products for the nine months ended February 28, 2014 were $6.0 million, and increased approximately $1.8 million from the nine months ended February 28, 2013.  Net sales of the TDBI products for the nine months ended February 28, 2014 were $8.2 million, and decreased approximately $0.6 million from the nine months ended February 28, 2013.

GROSS PROFIT.  Gross profit increased to $7.3 million for the nine months ended February 28, 2014 from $5.5 million for the nine months ended February 28, 2013, an increase of 33.3%.  Gross profit margin increased to 51.1% for the nine months ended February 28, 2014 from 41.5% for the nine months ended February 28, 2013.  The increase in gross profit margin was primarily due to decreased direct material costs resulting from the sales of multiple systems including previously written down material.

SELLING, GENERAL AND ADMINISTRATIVE.  SG&A expenses decreased to $4.6 million for the nine months ended February 28, 2014 from $5.4 million for the nine months ended February 28, 2013, a decrease of 13.6%.  The decrease in SG&A expenses was primarily due to decreases of $0.3 million in employment related expenses, $0.3 million in sales commissions to outside sales representatives and $0.2 million in pre-sales support expenses.

RESEARCH AND DEVELOPMENT.  R&D expenses decreased to $2.4 million for the nine months ended February 28, 2014 from $2.6 million for the nine months ended February 28, 2013, a decrease of 7.4%.  The decrease in R&D expenses was primarily due to the transfer of $0.5 million R&D expenditures, related to non-recurring engineering milestones, into cost of goods sold and prepaid expenses, and a decrease of $0.1 million in employment related expenses. These were partially offset by increases in project materials and outside services of $0.2 million each.

INTEREST EXPENSE.  Interest expense decreased to $21,000 for the nine months ended February 28, 2014 from $43,000 for the nine months ended February 28, 2013 as a result of lower average borrowings on the line of credit.

OTHER EXPENSE, NET.  Other expense, net was $85,000 and $43,000 for the nine months ended February 28, 2014 and 2013, respectively.  The change in other expense was due primarily to losses realized in connection with foreign exchange rate fluctuations during the referenced periods.

INCOME TAX (EXPENSE) BENEFIT.  Income tax benefit was $5,000 for the nine months ended February 28, 2014, compared with income tax expense of $18,000 for the nine months ended February 28, 2013.  The income tax benefit for the nine months ended February 28, 2014 was due to the reversal of tax liabilities previously established under Financial Accounting Standards Board Interpretation No. 48, which were no longer required.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $0.2 million for the nine months ended February 28, 2014 and $0.3 million for the nine months ended February 28, 2013.  For the nine months ended February 28, 2014, net cash provided by operating activities was primarily due to the increase in accounts payable of $1.1 million and the exclusion of the effect of non-cash charges of stock-based compensation expense of $0.6 million, partially offset by an increase in accounts receivable of $0.7 million, inventories of $0.5 million and a decrease in customer deposits and deferred revenue of $0.7 million.  The increases in accounts payable and inventories were due primarily to inventory purchases to support future shipments.  The increase in accounts receivable was primarily due to an increase in sales.  The decrease in customer deposits and deferred revenue was primarily due to the shipments of customer orders with down payments.  For the nine months ended February 28, 2013, net cash used in operating activities was primarily the result of the net loss of $2.6 million as adjusted to exclude the effect of non-cash charges including stock-based compensation expense of $0.4 million and depreciation and amortization of $0.2 million, as well as decreases in accounts receivable of $1.0 million and inventories of $0.4 million.  The decrease in accounts receivable was primarily due to improvements in customer payment terms.  The decrease in inventories was primarily due to the increase in inventory reserves related to older products as new products move into volume production.

Net cash used in investing activities was $104,000 and $126,000 for the nine months ended February 28, 2014 and 2013, respectively. Net cash used in investing activities was due to the purchases of property and equipment, offset by proceeds from the sales of property and equipment.

Financing activities used cash of $193,000 and $13,000 for the nine months ended February 28, 2014 and 2013, respectively.  Net cash used by financing activities during the nine months ended February 28, 2014 was due to net repayments under the line of credit of $695,000, offset by $502,000 in proceeds from issuance of common stock and exercise of stock options.  Net cash used by financing activities during the nine months ended February 28, 2013 was due to net repayments under the line of credit of $193,000, offset by $180,000 in proceeds from issuance of common stock and exercise of stock options.

The effect of exchange rates used cash of $12,000 and $250,000 for the nine months ended February 28, 2014 and 2013, respectively, due to the fluctuation in the value of the dollar compared to foreign currencies.

As of February 28, 2014, the Company had working capital of $6.1 million.  Working capital consists of cash and cash equivalents, accounts receivable, inventory and other current assets, less current liabilities.

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

The Company anticipates that the existing cash balance together with cash flows from operations, as well as funds available through the working capital credit facility will be adequate to meet its working capital and capital equipment requirements through fiscal 2015.  Refer to Note 11, “LINE OF CREDIT”, for further discussion of the credit facility agreement.  After fiscal 2015, depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital equipment needs.  There can be no assurance that additional financing will be available when required, or if available, that such financing can be obtained on terms satisfactory to the Company.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company had no holdings of derivative financial or commodity instruments at February 28, 2014 or May 31, 2013.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.  There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

INHERENT LIMITATIONS OF INTERNAL CONTROLS.  Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

In the face of the recent sustained downturn in our business and decline in our net sales, we implemented a variety of cost controls and restructured our operations with the goal of reducing our operating costs to position ourselves to more effectively meet the needs of the then weak market for test and burn-in equipment.  While we took significant steps in fiscal 2009 to minimize our expense levels and to increase the likelihood that we would have sufficient cash to support operations during the downturn, from fiscal 2009 through fiscal 2013 we experienced operating losses.  Due primarily to these operating losses, we experienced cash outflows and, at February 28, 2014, had $1.8 million in cash and cash equivalents.  Should our business downturn recur, and if we are unable to reduce our operating expenses sufficiently, we may require additional debt or equity financing to meet working capital or capital expenditure needs.  While we believe our existing cash balance, together with cash flows from operations, as well as funds available through our working capital credit facility, will be adequate to meet our working capital and capital equipment requirements through fiscal 2015, we cannot determine with certainty that, if needed, we will be able to raise additional funding through either equity or debt financing under these circumstances or on what terms such financing would be available.

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

A principal element of our business strategy is to increase our presence in the test equipment market through system sales in our FOX wafer-level test and burn-in product family.  The FOX system is designed to simultaneously functionally test and burn-in all of the die on a wafer on a single touchdown.  The market for the FOX systems is in the early stages of development.  Market acceptance of the FOX system is subject to a number of risks.  Before a customer will incorporate the FOX system into a production line, lengthy qualification and correlation tests must be performed.  We anticipate that potential customers may be reluctant to change their procedures in order to transfer burn-in and test functions to the FOX system.  Initial purchases are expected to be limited to systems used for these qualifications and for engineering studies.  Market acceptance of the FOX system also may be affected by a reluctance of IC manufacturers to rely on relatively small suppliers such as us.  As is common with new complex products incorporating leading-edge technologies, we may encounter reliability, design and manufacturing issues as we begin volume production and initial installations of FOX systems at customer sites.  The failure of the FOX system to achieve increased market acceptance would have a material adverse effect on our future operating results, long-term prospects and our stock price.

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

Pursuant to the listing requirements of NASDAQ, if a company’s stock price is below $1.00 per share for 30 consecutive trading days , NASDAQ will notify the company that it is no longer in compliance with the NASDAQ Bid Price Rule listing qualification.  If a company is not in compliance with the Bid Price Rule, the company will have 180 calendar days to regain compliance.  The company may regain compliance with the Bid Price Rule if the bid price of the common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days at any time during the 180 day cure period.  On November 2, 2011, the Company received notice from NASDAQ that it was no longer in compliance with the Bid Price Rule.  The Company regained compliance on April 16, 2012.  On December 26, 2012, the Company received notice from NASDAQ that it was no longer in compliance with the Bid Price Rule.  The Company subsequently regained compliance on April 3, 2013.

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

Aehr Test Systems
(Registrant)

Date: April 11, 2014	By:	/s/ GAYN ERICKSON
Gayn Erickson
President and Chief Executive Officer

Date: April 11, 2014	By:	/s/ GARY L. LARSON
Gary L. Larson
Vice President of Finance and Chief Financial Officer

AEHR TEST SYSTEMS

INDEX TO EXHIBITS

Exhibit No.	Description

3.1(1)	Restated Articles of Incorporation of the Company.

3.2(2)	Amended and Restated Bylaws of the Company.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the SecuritiesExchange Act of 1934, as amended, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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