Form 10-K
period 2014-05-31
AEHR TEST SYSTEMS
filed 2014-08-28
CIK 1040470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(Mark One)
☑           Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended May 31, 2014
or
☐           Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________

Commission file number: 000-22893.

AEHR TEST SYSTEMS
(Exact name of registrant as specified in its charter)

CALIFORNIA (State or other jurisdiction of incorporation or organization)	94-2424084 (IRS Employer Identification Number)

400 KATO TERRACE, FREMONT, CA (Address of principal executive offices)	94539 (Zip Code)

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
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☑

  The aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates of the registrant, based upon the closing price of $2.83 on November 30, 2013, as reported on the NASDAQ Capital Market, was $23,598,088.  For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock (other than such persons of whom the Registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

      The number of shares of registrant’s common stock, par value $0.01 per share, outstanding at July 31, 2014 was 11,465,718.

Documents Incorporated By Reference

    Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s proxy statement for the Annual Meeting of Shareholders to be held on October 21, 2014 (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year ended May 31, 2014.

AEHR TEST SYSTEMS

FORM 10-K
FISCAL YEAR ENDED MAY 31, 2014

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

PART I

Item 1.   Business

THE COMPANY

    Aehr Test was incorporated in the state of California on May 25, 1977.  We develop, manufacture and sell systems which are designed to reduce the cost of testing and to perform reliability screening, or burn-in, of complex logic and memory devices.  These systems can be used to simultaneously perform parallel testing and burn-in of packaged integrated circuits, or ICs, singulated bare die or ICs still in wafer form.  Increased quality and reliability needs of the Automotive, Mobility and flash memory integrated circuit markets are driving additional testing requirements, capacity needs and opportunities for Aehr Test products in package and wafer level testing.  Leveraging its expertise as a long-time leading provider of burn-in equipment, with over 2,500 systems installed worldwide, the Company has developed and introduced several innovative product families, including the ABTSTM and FOXTM systems, the WaferPakTM cartridge and the DiePak® carrier.  The latest ABTS family of systems can perform test during burn-in of complex devices, such as digital signal processors, microprocessors, microcontrollers and systems-on-a-chip, and offers Individual Temperature Control for high-power advanced logic devices.  The FOX systems are full wafer contact parallel test and burn-in systems designed to make contact with all pads of a wafer simultaneously, thus enabling full wafer parallel test and burn-in.  The WaferPak cartridge includes a full-wafer probe card for use in testing wafers in FOX systems.  The DiePak carrier is a reusable, temporary package that enables IC manufacturers to perform cost-effective final test and burn-in of singulated bare die.

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

    Testing and reliability screening involve multiple steps.  The first set of tests is typically performed by IC manufacturers before the processed semiconductor wafer is cut into individual die, in order to avoid the cost of packaging defective die into their packages.  This “wafer probe” testing can be performed on one or many die at a time, including testing the entire wafer at once.  After the die are packaged and before they undergo reliability screening, a short test is typically performed to detect packaging defects.  Most leading-edge microprocessors, microcontrollers, digital signal processors, and memory ICs then undergo an extensive reliability screening and stress testing procedure known as “burn-in” or “cycling.”  The burn-in process screens for early failures by operating the IC at elevated voltages and temperatures, up to 150 degrees Celsius (302 degrees Fahrenheit), for periods typically ranging from 2 to 48 hours.  A typical burn-in system can process thousands of ICs simultaneously.  After burn-in, the ICs undergo a final test process using automatic test equipment, or testers.  The cycling process screens flash memory devices for failure to meet write/erase cycling endurance requirements.

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

    FULL WAFER CONTACT SYSTEMS

    The FOX-1 full wafer parallel test system, introduced in June 2005, is designed for massively parallel test in wafer sort.  The FOX-1 system is designed to make electrical contact to and test all of the die on a wafer in a single touchdown.  The FOX-1 test head and WaferPak contactor are compatible with industry-standard 300 mm wafer probers which provide the wafer handling and alignment automation for the FOX-1 system.  The FOX-1 pattern generator is designed to functionally test industry-standard memory such as flash and DRAMs, plus it is optimized to test memory or logic ICs that incorporate design for testability, or DFT, and built-in self-test, or BIST.  The FOX-1 pin electronics and per-device power supplies are tailored to full-wafer functional test.  The Company believes that the FOX-1 system can significantly reduce the cost of testing IC wafers.  The Company is currently in development of the next generation FOX system partially funded through a development agreement with a leading semiconductor manufacturer.   The system development is expected to be completed in calendar year 2014 and the Company has already received the first production order of this next generation system.

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

    The full wafer contact systems product category accounted for approximately 42%, 31% and 53% of the Company’s net sales in fiscal 2014, 2013 and 2012, respectively.

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

    This packaged part systems product category accounted for approximately 57%, 68% and 43% of the Company’s net sales in fiscal 2014, 2013 and 2012, respectively.

    TEST FIXTURES

    The Company sells, and licenses others to manufacture and sell, custom-designed test fixtures for its systems.  The test fixtures include BIBs for the ABTS parallel test and burn-in system and for the MAX monitored burn-in system.  These test fixtures hold the devices undergoing test or burn-in and electrically connect the devices under test to the system electronics.  The capacity of each test fixture depends on the type of device being tested or burned-in, ranging from several hundred in memory production to as few as eight for high pin-count complex Application Specific Integrated Circuits, or ASICs, or microprocessor devices.  Test fixtures are sold both with new Aehr Test systems and for use with the Company’s installed base of systems.  Test fixtures are also available from third-party suppliers.

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

    The Company has received patents or applied for patents on certain features of the FOX, ABTS and MAX4 test fixtures.  The Company has licensed or authorized several other companies to provide MAX4 BIBs from which the Company receives royalties.  Royalties and revenue for the test fixtures product category accounted for less than 5% of net sales in fiscal 2014, 2013 and 2012.

CUSTOMERS

    The Company markets and sells its products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies.

    Sales to the Company’s five largest customers accounted for approximately 90%, 81%, and 83% of its net sales in fiscal 2014, 2013 and 2012, respectively.  During fiscal 2014, Texas Instruments Incorporated, or Texas Instruments, and Spansion Inc., or Spansion, and Micronas GMBH accounted for approximately 40%, 30% and 12%, respectively, of the Company’s net sales.  During fiscal 2013, Texas Instruments and Spansion accounted for approximately 32% and 26%, respectively, of the Company’s net sales.  During fiscal 2012, Spansion and Texas Instruments accounted for approximately 40% and 22%, respectively, of the Company’s net sales.   No other customers accounted for more than 10% of the Company’s net sales for any of these periods.  The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future.  In addition, sales to particular customers may fluctuate significantly from quarter to quarter.  Such fluctuations may result in changes in utilization of the Company’s facilities and resources.  The loss of or reduction or delay in orders from a significant customer or a delay in collecting or failure to collect accounts receivable from a significant customer could materially and adversely affect the Company’s business, financial condition and operating results.

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

BACKLOG

    At May 31, 2014, the Company’s backlog was $6.0 million compared with $9.1 million at May 31, 2013.  The Company’s backlog consists of product orders for which confirmed purchase orders have been received and which are scheduled for shipment within 12 months.  Due to the possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments or development projects, the Company’s backlog as of a particular date may not be indicative of net sales for any succeeding period.

RESEARCH AND PRODUCT DEVELOPMENT

    The Company historically has devoted a significant portion of its financial resources to research and development programs and expects to continue to allocate significant resources to these efforts.  Certain research and development expenditures related to non-recurring engineering milestones have been transferred to cost of goods sold, reducing research and development expenses.  The Company’s research and development expenses during fiscal 2014, 2013 and 2012 were $3.4 million, $3.2 million and $4.2 million, respectively.

    The Company conducts ongoing research and development to design new products and to support and enhance existing product lines.  Building upon the expertise gained in the development of its existing products, the Company has developed the FOX family of systems for performing test and burn-in of entire processed wafers, rather than individual die or packaged parts.  During the first quarter of fiscal 2013, the Company entered into an agreement with a customer to develop a next generation FOX system.   This new FOX system is designed to provide the customer with increased test flexibility and capability at a significantly lower cost of test than alternative solutions while also expanding the markets addressed by our FOX full wafer test products.  The Company is developing enhancements to the ABTS family of products, intended to improve the capability and performance for testing and burn-in of future generation ICs and provide the flexibility in a wide variety of applications from logic to memory.

MANUFACTURING

    The Company assembles its products from components and parts manufactured by others, including environmental chambers, power supplies, metal fabrications, printed circuit assemblies, ICs, burn-in sockets, high-density interconnects, wafer contactors and interconnect substrates.  Final assembly and testing are performed within the Company’s facilities.  The Company’s strategy is to use in-house manufacturing only when necessary to protect a proprietary process or when a significant improvement in quality, cost or lead time can be achieved.  The Company’s principal manufacturing facility is located in Fremont, California.  The Company’s facility in Utting, Germany provides limited manufacturing and product customization.

    The Company relies on subcontractors to manufacture many of the components and subassemblies used in its products.  The Company’s FOX and ABTS systems, WaferPak cartridges and DiePak carriers contain several components, including environmental chambers, power supplies, high-density interconnects, wafer contactors, signal distribution substrates and certain ICs, that are currently supplied by only one or a limited number of suppliers.  The Company’s reliance on subcontractors and single source suppliers involves a number of significant risks, including the loss of control over the manufacturing process, the potential absence of adequate capacity and reduced control over delivery schedules, manufacturing yields, quality and costs.  In the event that any significant subcontractor or single source supplier becomes unable or unwilling to continue to manufacture subassemblies, components or parts in required volumes, the Company will have to identify and qualify acceptable replacements.  The process of qualifying subcontractors and suppliers could be lengthy, and no assurance can be given that any additional sources would be available to the Company on a timely basis.  Any delay, interruption or termination of a supplier relationship could adversely affect our ability to deliver products, which would harm our operating results.

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

    The Company’s WaferPak products are facing and are expected to face increasing competition.  Several companies have developed or are developing full-wafer and single-touchdown probe cards.  As the full-wafer test market develops, the Company expects that other competitors will emerge.  The primary competitive factors in this market are cost, performance, reliability and assured supply.  Competing suppliers of full-wafer probe cards include FormFactor, Inc., Japan Electronic Materials Corporation and Micronics Japan Co., Ltd.

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

    The Company expects that its DiePak products will face significant competition.  The Company believes that several companies have developed or are developing products which are intended to enable test and burn-in of bare die.  As the bare die market develops, the Company expects that other competitors will emerge.  The DiePak products also face severe competition from other alternative test solutions.  The Company expects that the primary competitive factors in this market will be cost, performance, reliability and assured supply.  Suppliers with products that compete with our DiePak products include Yamaichi Electronics Co., Ltd.

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

PROPRIETARY RIGHTS

    The Company relies primarily on the technical and creative ability of its personnel, its proprietary software, and trade secrets and copyright protection, rather than on patents, to maintain its competitive position.  The Company’s proprietary software is copyrighted and licensed to the Company’s customers.  At May 31, 2014 the Company held forty issued United States patents with expiration date ranges from 2014 to 2029 and had several additional United States patent applications and foreign patent applications pending.

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

EMPLOYEES

    As of May 31, 2014, the Company, including its two foreign subsidiaries and one branch office, employed 76 persons collectively, on a full-time basis, of whom 21 were engaged in research, development and related engineering, 20 were engaged in manufacturing, 23 were engaged in marketing, sales and customer support and 12 were engaged in general administration and finance functions.  In addition, the Company from time to time employs a number of contractors and part-time employees, particularly to perform customer support and manufacturing.  The Company’s success is in part dependent on its ability to attract and retain highly skilled workers, who are in high demand.  None of the Company’s employees are represented by a union and the Company has never experienced a work stoppage.  The Company’s management considers its relations with its employees to be good.

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

    In prior years, in the face of a downturn in our business and a decline in our net sales, we implemented a variety of cost controls and restructured our operations with the goal of reducing our operating costs to position ourselves to more effectively meet the needs of the then weak market for test and burn-in equipment.  While we took significant steps in fiscal 2009 to minimize our expense levels and to increase the likelihood that we would have sufficient cash to support operations during the downturn, from fiscal 2009 through fiscal 2013 we experienced operating losses.  Should a business downturn recur, and if we are unable to reduce our operating expenses sufficiently, we may require additional debt or equity financing to meet working capital or capital expenditure needs.  While we believe our existing cash balance, together with cash flows from operations, as well as funds available through our working capital credit facility, will be adequate to meet our working capital and capital equipment requirements through fiscal 2015, we cannot determine with certainty that, if needed, we will be able to raise additional funding through either equity or debt financing under these circumstances or on what terms such financing would be available.

We generate a large portion of our sales from a small number of customers.  If we were to lose one or more of our large customers, operating results could suffer dramatically.

    The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and contract assemblers accounting for a substantial portion of the purchases of semiconductor equipment.  Sales to the Company’s five largest customers accounted for approximately 90%, 81%, and 83% of its net sales in fiscal 2014, 2013, and 2012, respectively.  During fiscal 2014, Texas Instruments, Spansion and Micronas GMBH accounted for approximately 40%, 30% and 12%, respectively, of the Company’s net sales.  During fiscal 2013, Texas Instruments and Spansion accounted for approximately 32% and 26%, respectively, of the Company’s net sales.  During fiscal 2012, Spansion and Texas Instruments accounted for approximately 40% and 22%, respectively, of the Company’s net sales.  No other customers accounted for more than 10% of the Company’s net sales for any of these periods.

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

    We derive a substantial portion of our net sales from the sale of a relatively small number of systems which typically range in purchase price from approximately $200,000 to over $1 million per system.  As a result, the loss or deferral of a limited number of system sales could have a material adverse effect on our net sales and operating results in a particular period.  All customer purchase orders are subject to cancellation or rescheduling by the customer with limited penalties, and, therefore, backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.  From time to time, cancellations and rescheduling of customer orders have occurred, and delays by our suppliers in providing components or subassemblies to us have caused delays in our shipments of our own products.  There can be no assurance that we will not be materially adversely affected by future cancellations or rescheduling.  For non-standard products where we have not effectively demonstrated the ability to meet specifications in the customer environment, we defer revenue until we have met such customer specifications.  Any delay in meeting customer specifications could have a material adverse effect on our operating results.  A substantial portion of net sales typically are realized near the end of each quarter.  A delay or reduction in shipments near the end of a particular quarter, due, for example, to unanticipated shipment rescheduling, cancellations or deferrals by customers, customer credit issues, unexpected manufacturing difficulties experienced by us or delays in deliveries by suppliers, could cause net sales in a particular quarter to fall significantly below our expectations.

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

    Continued market acceptance of the ABTS family, first introduced in fiscal 2008, is subject to a number of risks.  It is important that we achieve customer acceptance, customer satisfaction and increased market acceptance as we add new features and enhancements to the ABTS product.  To date, the Company has shipped ABTS systems to customers worldwide for use in both reliability and production applications.  The failure of the ABTS family to maintain revenues at or above current levels would have a material adverse effect on our future operating results.

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

    Approximately 56%, 55%, and 38% of our net sales for fiscal 2014, 2013 and 2012, respectively, were attributable to sales to customers for delivery outside of the United States.  We operate a sales, service and limited manufacturing organization in Germany and a sales and service organization in Japan and Taiwan.  We expect that sales of products for delivery outside of the United States will continue to represent a substantial portion of our future net sales.  Our future performance will depend, in significant part, upon our ability to continue to compete in foreign markets which in turn will depend, in part, upon a continuation of current trade relations between the United States and foreign countries in which semiconductor manufacturers or assemblers have operations.  A change toward more protectionist trade legislation in either the United States or such foreign countries, such as a change in the current tariff structures, export compliance or other trade policies, could adversely affect our ability to sell our products in foreign markets.  In addition, we are subject to other risks associated with doing business internationally, including longer receivable collection periods and greater difficulty in accounts receivable collection, the burden of complying with a variety of foreign laws, difficulty in staffing and managing global operations, risks of civil disturbance or other events which may limit or disrupt markets, international exchange restrictions, changing political conditions and monetary policies of foreign governments.

    Approximately 96%, 3% and 1% of our net sales for fiscal 2014 were denominated in U.S. Dollars, Euros and Japanese Yen, respectively.  Although the percentages of net sales denominated in Euros and Japanese Yen were small in fiscal 2014, they have been larger in the past and could become significant again in the future.  A large percentage of net sales to European customers are denominated in U.S. Dollars, but sales to many Japanese customers are denominated in Japanese Yen.  Because a substantial portion of our net sales is from sales of products for delivery outside the United States, an increase in the value of the U.S. Dollar relative to foreign currencies would increase the cost of our products compared to products sold by local companies in such markets.  In addition, since the price is determined at the time a purchase order is accepted, we are exposed to the risks of fluctuations in the U.S. Dollar exchange rate during the lengthy period from the date a purchase order is received until payment is made.  This exchange rate risk is partially offset to the extent our foreign operations incur expenses in the local currency.  To date, we have not invested in instruments designed to hedge currency risks.  Our operating results could be adversely affected by fluctuations in the value of the U.S. Dollar relative to other currencies.

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

Semiconductor business cycles are not easily predicted and there is always the risk of cancellations and rescheduling which could have a material adverse effect on our operating results.

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

    Our success depends to a significant extent upon the continued service of Gayn Erickson, our President and Chief Executive Officer, as well as other executive officers and key employees.  We do not maintain key person life insurance for our benefit on any of our personnel, and none of our employees are subject to a non-competition agreement with us.  The loss of the services of any of our executive officers or a group of key employees could have a material adverse effect on our business, financial condition and operating results.  Our future success will depend in significant part upon our ability to attract and retain highly skilled technical, management, sales and marketing personnel.  There is a limited number of personnel with the requisite skills to serve in these positions, and it has become increasingly difficult for us to hire such personnel.  Competition for such personnel in the semiconductor equipment industry is intense, and there can be no assurance that we will be successful in attracting or retaining such personnel.  Changes in management could disrupt our operations and adversely affect our operating results.

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

Item 1B.  Unresolved Staff Comments

    None.

Item 2.   Properties

    The Company’s principal administrative and production facilities are located in Fremont, California, in a 51,289 square foot building.  The term of the Company’s current lease ends on June 30, 2015.  The Company has an option to extend the lease for an additional period at rates to be determined.  The Company’s facility in Japan was located in Tokyo in a 4,294 square foot building until this lease was cancelled on June 30, 2013.  The Company moved its facility in Japan to a 418 square foot office in Tokyo under a lease which expires in June, 2016.  The Company also maintains a 1,585 square foot warehouse in Yamanashi under a lease which expires in November, 2015.  The Company leases a sales and support office in Utting, Germany.  The lease, which began February 1, 1992 and expires on January 31, 2015, contains an automatic twelve months renewal, at rates to be determined, if no notice is given prior to six months from expiry.  The Company’s and its subsidiaries’ annual rental payments currently aggregate $562,000.  The Company periodically evaluates its global operations and facilities to bring its capacity in line with demand and to provide cost efficient services for its customers.  In prior years, through this process, the Company has moved from certain facilities that exceeded the capacity required to satisfy its needs.  The Company believes that its existing facilities are adequate to meet its current and reasonably foreseeable requirements. The Company regularly evaluates its expected future facilities requirements and believes that alternate facilities would be available if needed.

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

	High	Low
Fiscal 2014:
First quarter ended August 31, 2013	$2.05	$1.24
Second quarter ended November 30, 2013	3.59	1.46
Third quarter ended February 28, 2014	3.48	2.23
Fourth quarter ended May 31, 2014	3.03	1.75

Fiscal 2013:
First quarter ended August 31, 2012	$1.34	$1.00
Second quarter ended November 30, 2012	1.28	0.66
Third quarter ended February 28, 2013	1.11	0.75
Fourth quarter ended May 31, 2013	1.50	0.72

    At August 6, 2014, the Company had 161 holders of record of its common stock.  A substantially greater number of holders of the Company’s common stock are “street name” or beneficial holders whose shares are held by banks, brokers and other financial institutions.

    The Company has not paid cash dividends on its common stock or other securities.  The Company currently anticipates that it will retain its future earnings, if any, for use in the expansion and operation of its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future.

    The Company did not repurchase any of its common stock during the fiscal year ended May 31, 2014.

EQUITY COMPENSATION PLAN INFORMATION

    The information required by this item is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of the Proxy Statement and Part III, Item 12 of this Annual Report on Form 10-K.

PERFORMANCE MEASUREMENT COMPARISON

    The following graph shows a comparison of total shareholder return for holders of the Company's common stock for the last five fiscal years ended May 31, 2014, compared with the NASDAQ Composite Index and the Philadelphia Semiconductor Index.  The graph assumes that $100 was invested in the Company's common stock, in the NASDAQ Composite Index and the Philadelphia Semiconductor Index on May 31, 2009, and that all dividends were reinvested.  The Company believes that while total shareholder return can be an important indicator of corporate performance, the stock prices of semiconductor equipment companies like us are subject to a number of market-related factors other than company performance, such as competitive announcements, mergers and acquisitions in the industry, the general state of the economy and the performance of other semiconductor equipment company stocks.  Stock prices and shareholder returns over the indicated period should not be considered indicative of future stock prices or shareholder returns.

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

    We derived the statements of operations data for the years ended May 31, 2014, 2013 and 2012 and the balance sheet data as of May 31, 2014 and 2013 from our audited consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. We derived the statements of operations data for the years ended May 31, 2011 and 2010 and the balance sheet data as of May 31, 2012, 2011 and 2010 from our audited consolidated financial statements and related notes which are not included in this Annual Report on Form 10-K. We have not declared or distributed any cash dividends.

	Fiscal Year Ended May 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS:
Net sales
Product sales	$19,684	$16,488	$15,521	$13,737	$8,934
Cancellation charges	--	--	--	--	2,740

Total net sales	19,684	16,488	15,521	13,737	11,674
Cost of sales	9,462	9,712	9,314	8,225	5,571
Gross profit	10,222	6,776	6,207	5,512	6,103

Operating expenses:
Selling, general and administrative	6,323	6,872	6,526	5,964	6,094
Research and development	3,402	3,211	4,188	4,567	4,758
Gain on bankruptcy claim	--	--	--	(832)	(3,993)

Total operating expenses	9,725	10,083	10,714	9,699	6,859

Income (loss) from operations	497	(3,307)	(4,507)	(4,187)	(756)

Interest income	--	--	--	3	5
Interest expense	(26)	(49)	(4)	--	--
Gain on sale of long-term investment	--	--	990	--	--
Other (expense) income, net	(64)	(33)	117	762	131

Income (loss) before income tax benefit (expense)	407	(3,389)	(3,404)	(3,422)	(620)

Income tax benefit (expense)	15	(30)	15	49	139
Net income (loss)	422	(3,419)	(3,389)	(3,373)	(481)
Less: Net income (loss) attributable to the noncontrolling interest	--	--	1	16	--

Net income (loss) attributable to Aehr Test Systems common shareholders	$422	$(3,419)	$(3,390)	$(3,389)	$(481)
Net income (loss) per share:
Basic	$0.04	$(0.36)	$(0.38)	$(0.39)	$(0.06)
Diluted	$0.04	$(0.36)	$(0.38)	$(0.39)	$(0.06)

Shares used in per share calculations:
Basic	10,877	9,549	9,016	8,776	8,563
Diluted.	11,889	9,549	9,016	8,776	8,563

	May 31,
	2014	2013	2012	2011	2010
CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$1,809	$2,324	$2,073	$4,020	$7,766
Working capital	6,556	4,821	6,120	8,031	9,827
Total assets	12,225	10,975	11,613	12,083	14,474
Long-term obligations, less current portion	79	280	351	442	578
Total shareholders' equity	7,029	4,994	6,454	9,101	11,281

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

OVERVIEW

    The Company was founded in 1977 to develop and manufacture burn-in and test equipment for the semiconductor industry.  Since its inception, the Company has sold more than 2,500 systems to semiconductor manufacturers, semiconductor contract assemblers and burn-in and test service companies worldwide.  The Company’s principal products currently are the Advanced Burn-in and Test System, the FOX full wafer contact parallel test and burn-in system, WaferPak contactors, the DiePak carrier and test fixtures.

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

    During the first quarter of fiscal 2013, the Company entered into an agreement with a customer to develop a next generation FOX system. The project identifies multiple milestones with values assigned to each.  The consideration earned upon achieving the milestone is required to meet the following conditions prior to recognition: (i) the value is commensurate with the vendor’s performance to meet the milestone, (ii) it relates solely to past performance, (iii) and it is reasonable relative to all of the deliverables and payment terms within the arrangement. Revenue is recognized for the milestone upon acceptance by the customer.

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

    PRODUCT DEVELOPMENT COSTS AND CAPITALIZED SOFTWARE

    The Company capitalizes its systems software development costs incurred after a system achieves technological feasibility and before first commercial shipment.  Such costs typically represent a small portion of total research and development costs.  No system software development costs were capitalized or amortized in fiscal 2014, 2013, or 2012.

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

    IMPAIRMENT OF GOODWILL

    Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in the Company’s acquisition of its Japanese subsidiary.  The Company reviews goodwill annually or whenever events or circumstances indicate that a decline in value may have occurred.  Both gross goodwill and accumulated impairment were each $274,000 at May 31, 2014, 2013 and 2012.

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

    Although the Company files U.S. federal, various state and foreign tax returns, the Company’s only major tax jurisdictions are the United States, California, Germany and Japan.  Tax years 1996 – 2013 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

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

RESULTS OF OPERATIONS

    The following table sets forth statements of operations data as a percentage of net sales for the periods indicated.

	Year Ended May 31,
	2014	2013	2012

Net sales	100.0%	100.0%	100.0%
Cost of sales	48.1	58.9	60.0
Gross profit	51.9	41.1	40.0

Operating expenses:
Selling, general and administrative	32.1	41.7	42.0
Research and development	17.3	19.5	27.0

Total operating expenses	49.4	61.2	69.0

Net income (loss) from operations	2.5	(20.1)	(29.0)

Interest expense	(0.1)	(0.3)	--
Gain on sale of long-term investment	--	--	6.4
Other (expense) income, net	(0.3)	(0.2)	0.7

Income (loss) before income tax benefit (expense)	2.1	(20.6)	(21.9)

Income tax benefit (expense)	--	(0.1)	0.1

Net income (loss)	2.1	(20.7)	(21.8)
Less: Net income attributable to the noncontrolling interest	--	--	--
Net income (loss) attributable to Aehr Test Systems common shareholders	2.1%	(20.7)%	(21.8)%

FISCAL YEAR ENDED MAY 31, 2014 COMPARED TO FISCAL YEAR ENDED MAY 31, 2013

    NET SALES.  Net sales consist primarily of sales of systems, test fixtures, die carriers, upgrades and spare parts as well as revenues from service contracts.  Net sales increased to $19.7 million for the fiscal year ended May 31, 2014 from $16.5 million for the fiscal year ended May 31, 2013, an increase of 19.4%.  The increase in net sales in fiscal 2014 was primarily due to an increase in net sales of the Company’s wafer-level products.  Net sales of the wafer-level products for fiscal 2014 were $8.3 million, and increased approximately $3.2 million from fiscal 2013.

    GROSS PROFIT.  Gross profit consists of net sales less cost of sales.  Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations.  Gross profit increased to $10.2 million for the fiscal year ended May 31, 2014 from $6.8 million for the fiscal year ended May 31, 2013, an increase of 50.9% primarily due to an increase in net sales.  Gross profit margin for the fiscal year ended May 31, 2014 was 51.9%, compared with 41.1% for the fiscal year ended May 31, 2013. The increase in gross profit margin was primarily due to decreased direct material costs resulting from the sales of certain systems which included previously written-down material.

    SELLING, GENERAL AND ADMINISTRATIVE.  Selling, general and administrative, or SG&A, expenses consist primarily of salaries and related costs of employees, customer support costs, commission expenses to independent sales representatives, product promotion, other professional services and bad debt expenses.  SG&A expenses were $6.3 million for the fiscal year ended May 31, 2014, compared with $6.9 million for the fiscal year ended May 31, 2013, a decrease of 8.0%.  The decrease in SG&A expenses was primarily due to decreases of $0.3 million in sales commissions to outside sales representatives and $0.2 million in pre-sales support expenses.

    RESEARCH AND DEVELOPMENT.  Research and development, or R&D, expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies and professional consulting expenses.  R&D expenses increased to $3.4 million for the fiscal year ended May 31, 2014 from $3.2 million for the fiscal year ended May 31, 2013, an increase of 5.9%.  The increase in R&D expenses was primarily due to increases of $0.3 million of project expenses and $0.2 million of outside services.  These were partially offset by an increase of $0.4 million of R&D expenditures, related to non-recurring engineering milestones, transferred into cost of goods sold and prepaid expenses.

    INTEREST EXPENSE.  Interest expense decreased to $26,000 for the fiscal year ended May 31, 2014 from $49,000 for the fiscal year ended May 31, 2013 as a result of lower average borrowings on the line of credit.

    OTHER (EXPENSE) INCOME, NET.  Other expense, net increased to $64,000 for the fiscal year ended May 31, 2014 from $33,000 for the fiscal year ended May 31, 2013.  The change in other expense was due to foreign exchange losses resulting from the fluctuation in the value of the dollar compared to foreign currencies.

    INCOME TAX BENEFIT (EXPENSE).  Income tax expense was $30,000 for the fiscal year ended May 31, 2013, compared with income tax benefit of $15,000 for the fiscal year ended May 31, 2012.  The income tax benefits for the fiscal year ended May 31, 2012 were due to the reversal of tax liabilities previously established, which were no longer required.

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

    GAIN ON SALE OF LONG-TERM INVESTMENT.  During the first quarter of fiscal 2012, the Company sold its long-term investment in ESA Electronics PTE Ltd, or ESA, resulting in a gain of approximately $1.0 million.

    OTHER (EXPENSE) INCOME, NET.  Other expense, net for the fiscal year ended May 31, 2013 was $33,000, compared to other income, net of $117,000 for the fiscal year ended May 31, 2012.  The change in other (expense) income was due to the fluctuation in the value of the dollar compared to foreign currencies.

    INCOME TAX BENEFIT (EXPENSE).  Income tax expense was $30,000 for the fiscal year ended May 31, 2013, compared with income tax benefit of $15,000 for the fiscal year ended May 31, 2012.  The income tax benefits for the fiscal year ended May 31, 2012 were due to the reversal of tax liabilities previously established, which were no longer required.

LIQUIDITY AND CAPITAL RESOURCES

    We consider cash and cash equivalents as liquid and available for use.  As of May 31, 2014, the Company had $1.8 million in cash and cash equivalents, compared to $2.3 million as of May 31, 2013.

    Net cash used in operating activities was $0.6 million and $0.3 million for the fiscal years ended May 31, 2014 and 2013, respectively.  For the fiscal year ended May 31, 2014, net cash used in operating activities was primarily the result of net income of $0.4 million, as adjusted to exclude the effect of non-cash charges including stock-based compensation expense of $0.8 million, a decrease in customer deposits and deferred revenue of $1.0 million and an increase in inventories of $0.7 million.  The decrease in customer deposits and deferred revenue was primarily due to the shipments against customer orders with down payments.  The increase in inventories was primarily due to inventory purchases to support future shipments.  For the fiscal year ended May 31, 2013, net cash used in operating activities was primarily the result of the net loss of $3.4 million, as adjusted to exclude the effect of non-cash charges including stock-based compensation expense of $0.6 million and depreciation and amortization of $0.3 million, an increase in customer deposits and deferred revenue of $1.5 million and a decrease in inventories of $0.7 million.  The increase in customer deposits and deferred revenue was primarily due to 30% down payments from certain customers.  The decrease in inventories was primarily due to $0.4 million in inventory usage as well as one-time charges of $0.3 million related to write-downs of older product inventory.

    Net cash used in investing activities was $0.3 million for the fiscal year ended May 31, 2014 as compared to net cash used in investing activities of $0.1 million for the fiscal year ended May 31, 2013.  Net cash used in investing activities during the fiscal years ended May 31, 2014 and 2013 was primarily due to the purchase of property and equipment.

    Financing activities provided cash of $0.4 million for the fiscal year ended May 31, 2014 as compared to $1.1 million for the fiscal year ended May 31, 2013.  Net cash provided by financing activities during the fiscal year ended May 31, 2014 was primarily due to $715,000 in proceeds from issuance of common stock and exercise of stock options, partially offset by net repayments under the line of credit of $324,000.  Refer to Note 9 of Notes to Consolidated Financial Statements, “LINE OF CREDIT”, for further discussion of the credit facility agreement.  Net cash provided by financing activities during the fiscal year ended May 31, 2013 was primarily due to $1.1 million in common stock sold in the Company’s private placement.

    As of May 31, 2014, the Company had working capital of $6.6 million.  Working capital consists of cash and cash equivalents, accounts receivable, inventories and prepaid expenses and other current assets, less current liabilities.

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

OVERVIEW OF CONTRACTUAL OBLIGATIONS

    The following table provides a summary of such arrangements, or contractual obligations.

	Payments Due by Period (in thousands)
		Less than	1-3	3-5	5
	Total	1 year	years	years	years
Operating Leases	$696	$623	$73	$--	$--
Line of Credit	777	777	--	--	--
Purchases(1)	1,491	1,491	--	--	--
Total	$2,964	$2,891	$73	$--	$--

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

RECENT ACCOUNTING PRONOUNCEMENTS:

    In May 2014, the Financial Accounting Standards Board ("FASB")  issued Accounting Standards Update ("ASU")  No. 2014-09, Revenue from contracts with customers, a new standard on revenue recognition.  The new standard will supersede existing revenue recognition guidance and apply to all entities that enter into contracts to provide goods or services to customers.  The guidance also addresses the measurement and recognition of gains and losses on the sale of certain non-financial assets, such as real estate, and property and equipment.  The new standard will become effective for us beginning with the first quarter of 2017 and can be adopted either retrospectively to each reporting period presented or as a cumulative effect adjustment as of the date of adoption.  We are currently evaluating the impact of adopting this new guidance on our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

    The Company had no holdings of derivative financial or commodity instruments at May 31, 2014.

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

    A majority of the Company’s revenue and capital spending is transacted in U.S. Dollars.  The Company, however, enters into transactions in other currencies, primarily Euros and Japanese Yen.  Since the price is determined at the time a purchase order is accepted, the Company is exposed to the risks of fluctuations in the foreign currency-U.S. Dollar exchange rates during the lengthy period from purchase order to ultimate payment.  This exchange rate risk is partially offset to the extent that the Company’s subsidiaries incur expenses payable in their local currency.  To date, the Company has not invested in instruments designed to hedge currency risks.  In addition, the Company’s subsidiaries typically carry debt or other obligations due to the Company that may be denominated in either their local currency or U.S. Dollars.  Since the Company’s subsidiaries’ financial statements are based in their local currency and the Company’s condensed consolidated financial statements are based in U.S. Dollars, the Company’s subsidiaries and the Company recognize foreign exchange gains or losses in any period in which the value of the local currency rises or falls in relation to the U.S. Dollar.  A 10% decrease in the value of the subsidiaries’ local currency as compared with the U.S. Dollar would not be expected to result in a significant change to the Company’s net income or loss. There have been no material changes in our risk exposure since the end of the last fiscal year, nor are any material changes to our risk exposure anticipated.

Item 8.   Financial Statements and Supplementary Data

Financial statement schedules not listed above are either omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or in the Notes thereto.

 REPORT OF
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Aehr Test Systems

    We have audited the accompanying consolidated balance sheets of Aehr Test Systems and its subsidiaries (the “Company”) as of May 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended May 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aehr Test Systems and its subsidiaries as of May 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr Pilger Mayer, Inc.

E. Palo Alto, California
August 28, 2014

AEHR TEST SYSTEMS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	May 31,
	2014	2013
ASSETS

Current assets:
Cash and cash equivalents	$1,809	$2,324
Accounts receivable, net	3,390	2,632
Inventories	6,148	5,369
Prepaid expenses and other	326	276

Total current assets	11,673	10,601

Property and equipment, net	474	301
Other assets	78	73

Total assets	$12,225	$10,975

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Line of credit	$777	$1,101
Accounts payable	1,892	1,188
Accrued expenses	1,390	1,440
Customer deposits and deferred revenue, short-term	1,058	1,972

Total current liabilities	5,117	5,701

Income tax payable	71	109
Deferred rent, net of current portion	8	103
Deferred revenue, long-term	--	68
Total liabilities	5,196	5,981

Commitments and contingencies (Note 15)

Aehr Test Systems shareholders' equity:
Preferred stock, $0.01 par value:
Authorized: 10,000 shares;
Issued and outstanding: none	--	--
Common stock, $0.01 par value:
Authorized: 75,000 shares;
Issued and outstanding: 11,203 shares and 10,599 shares at May 31, 2014 and 2013, respectively	112	106
Additional paid-in capital	52,142	50,580
Accumulated other comprehensive income	2,488	2,442
Accumulated deficit	(47,692)	(48,114)
Total Aehr Test Systems shareholders' equity	7,050	5,014
Noncontrolling interest.	(21)	(20)
Total shareholders' equity	7,029	4,994

Total liabilities and shareholders' equity	$12,225	$10,975

The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended May 31,
	2014	2013	2012

Net sales	$19,684	$16,488	$15,521
Cost of sales	9,462	9,712	9,314
Gross profit	10,222	6,776	6,207

Operating expenses:
Selling, general and administrative	6,323	6,872	6,526
Research and development	3,402	3,211	4,188

Total operating expenses	9,725	10,083	10,714

Income (loss) from operations	497	(3,307)	(4,507)

Interest expense	(26)	(49)	(4)
Gain on sale of long-term investment	--	--	990
Other (expense) income, net	(64)	(33)	117

Income (loss) before income tax benefit (expense)	407	(3,389)	(3,404)

Income tax benefit (expense)	15	(30)	15
Net income (loss)	422	(3,419)	(3,389)
Less: Net income attributable to the noncontrolling interest	--	--	1

Net income (loss) attributable to Aehr Test Systems common shareholders	$422	$(3,419)	$(3,390)

Net income (loss) per share – basic and diluted	$0.04	$(0.36)	$(0.38)
Shares used in per share calculation – basic	10,877	9,549	9,016
Shares used in per share calculation – diluted	11,889	9,549	9,016

The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)

	Year Ended May 31,
	2014	2013	2012

Net income (loss)	$422	$(3,419)	$(3,389)

Other comprehensive income (loss), net of tax: Foreign currency translation income (loss)	45	(14)	(135)

Total comprehensive income (loss)	467	(3,433)	(3,524)
Less: Comprehensive (loss) income attributable to noncontrolling interest	(1)	2	1

Comprehensive income (loss), attributable to Aehr Test Systems	$468	$(3,435)	$(3,525)

The accompanying notes are an integral part of these consolidated financial statements.

    AEHR TEST SYSTEMS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 (IN THOUSANDS)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Aehr Test Systems Shareholders’	Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
Balances, May 31, 2011	8,932	$89	$47,747	$2,593	$(41,305)	$9,124	$(23)	$9,101

Issuance of common stock
under employee plans	203	2	166	--	--	168	--	168
Stock-based compensation	--	--	709	--	--	709	--	709
Net (loss) income	--	--	--	--	(3,390)	(3,390)	1	(3,389)
Foreign currency
translation adjustment	--	--	--	(135)	--	(135)	--	(135)

Balances, May 31, 2012	9,135	91	48,622	2,458	(44,695)	6,476	(22)	6,454

Issuance of common stock
under private placement	1,158	12	1,126	--	--	1,138	--	1,138
Issuance of common stock
under employee plans	306	3	231	--	--	234	--	234
Stock-based compensation	--	--	601	--	--	601	--	601
Net loss	--	--	--	--	(3,419)	(3,419)	--	(3,419)
Foreign currency
translation adjustment	--	--	--	(16)	--	(16)	2	(14)

Balances, May 31, 2013	10,599	106	50,580	2,442	(48,114)	5,014	(20)	4,994

Issuance of common stock
under employee plans	604	6	709	--	--	715	--	715
Stock-based compensation.	--	--	853	--	--	853	--	853
Net income	--	--	--	--	422	422	--	422
Foreign currency
translation adjustment	--	--	--	46	--	46	(1)	45

Balances, May 31, 2014	11,203	$112	$52,142	$2,488	$(47,692)	$7,050	$(21)	$7,029

The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended May 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$422	$(3,419)	$(3,389)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Stock-based compensation expense	829	601	709
Provision for doubtful accounts	15	--	16
(Gain) loss on disposal of asset	(41)	--	1
Gain on sale of long-term investment	--	--	(990)
Depreciation and amortization	141	322	491
Changes in operating assets and liabilities:
Accounts receivable	(720)	(206)	(1,285)
Inventories	(740)	702	(1,114)
Prepaid expenses and other	(51)	(7)	(42)
Accounts payable	707	243	570
Customer deposits and deferred revenue	(984)	1,477	331
Accrued expenses	(25)	58	(36)
Income tax payable	(65)	(5)	(78)
Deferred rent	(95)	(76)	(59)
Net cash used in
operating activities	(607)	(310)	(4,875)

Cash flows from investing activities:
Proceeds from sales of investments	--	--	1,375
Proceeds from sales of property and equipment	50	--	--
Purchases of property and equipment	(339)	(127)	(45)

Net cash (used in) provided by
investing activities.	(289)	(127)	1,330

Cash flows from financing activities:
Line of credit (repayments) borrowings, net	(324)	(307)	1,408
Proceeds from issuance of common stock
under private placement	--	1,138	--
Proceeds from issuance of common stock
under employee plans	715	234	168

Net cash provided by
financing activities	391	1,065	1,576

Effect of exchange rates on cash and
cash equivalents	(10)	(377)	22

Net (decrease) increase in cash and
cash equivalents	(515)	251	(1,947)

Cash and cash equivalents, beginning of year	2,324	2,073	4,020

Cash and cash equivalents, end of year	$1,809	$2,324	$2,073

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$44	$64	$62
Interest	$27	$49	$4

Non cash transactions:
Net change in capitalized stock-based compensation	$24	$--	$--

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

  During fiscal 2013, 2012 and fiscal 2011 we experienced operating losses and negative cash flow from operating activities.  Due primarily to these operating losses, we experienced cash outflows and, at May 31, 2014, had $1.8 million in cash and cash equivalents, compared to $2.3 million at May 31, 2013.  The Company anticipates that the existing cash balance together with cash flows from operations, as well as funds available through the working capital credit facility will be adequate to meet its working capital and capital equipment requirements through fiscal 2015.  After fiscal 2015, depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital equipment needs.  There can be no assurance that additional financing will be available when required, or if available, that such financing can be obtained on terms satisfactory to the Company.

CONSOLIDATION AND EQUITY INVESTMENTS:

    The consolidated financial statements include the accounts of the Company and both its wholly-owned and majority-owned foreign subsidiaries.  Intercompany accounts and transactions have been eliminated.  Equity investments in which the Company holds an equity interest less than 20 percent and over which the Company does not have significant influence are accounted for using the cost method.  Dividends received from investees accounted for using the cost method are included in other income on the Consolidated Statements of Operations.

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

    Transaction gains and losses that arise from exchange rate changes denominated in currencies other than the local currency are included in the Consolidated Statements of Operations as incurred.  See Note 12 for the detail of foreign exchange transaction gains and losses for all periods presented.

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

    The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2014 (in thousands):

	Balance as of
	May 31, 2014	Level 1	Level 2	Level 3
Money market funds	$477	$477	$--	$--
Certificate of Deposit	50	--	50	--
Assets	$527	$477	$50	$--

Liabilities	$--	$--	$--	$--

    The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2013 (in thousands):

	Balance as of
	May 31, 2013	Level 1	Level 2	Level 3
Money market funds	$102	$102	$--	$--
Certificate of Deposit	50	--	50	--
Assets	$152	$102	$50	$--

Liabilities	$--	$--	$--	$--

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

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS:

    Accounts receivable are derived from the sale of products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies.  Accounts receivable are recorded at the invoiced amount and are not interest bearing.  The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables.  The Company also reviews its trade receivables by aging category to identify specific customers with known disputes or collection issues.  The Company exercises judgment when determining the adequacy of these reserves as the Company evaluates historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions.  Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received.  No significant adjustments to the allowance for doubtful accounts were recorded during the years ended May 31, 2014, 2013 or 2012.

CONCENTRATION OF CREDIT RISK:

    The Company sells its products primarily to semiconductor manufacturers in North America, Asia, and Europe.  As of May 31, 2014, approximately 36%, 35% and 29% of gross accounts receivable were from customers located in Asia, Europe and North America, respectively.  As of May 31, 2013, approximately 52%, 37% and 12% of gross accounts receivable were from customers located in Asia, the United States and Europe, respectively.  Four customers accounted for 35%, 24%, 18% and 17% of gross accounts receivable at May 31, 2014.  Four customers accounted for 42%, 21%, 20% and 11% of gross accounts receivable at May 31, 2013.  Three customers accounted for 40%, 30% and 12% of net sales in fiscal 2014.  Two customers accounted for 32% and 26% of net sales in fiscal 2013.  The Company performs ongoing credit evaluations of its customers and generally does not require collateral.  The Company uses letter of credit terms for some of its international customers.

    The Company’s cash and cash equivalents are generally deposited with major financial institutions in the United States, Japan, Germany and Taiwan.  The Company invests its excess cash in money market funds.  The money market funds bear the risk associated with each fund.  The money market funds have variable interest rates.  The Company has not experienced any material losses on its money market funds or short-term cash deposits.

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

    During the first quarter of fiscal 2013, the Company entered into an agreement with a customer to develop a next generation system. The project identifies multiple milestones with values assigned to each.  The consideration earned upon achieving the milestone is required to meet the following conditions prior to recognition: (i) the value is commensurate with the vendor’s performance to meet the milestone, (ii) it relates solely to past performance, (iii) and it is reasonable relative to all of the deliverables and payment terms within the arrangement.  Revenue is recognized for the milestone upon acceptance by the customer.

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

PRODUCT DEVELOPMENT COSTS AND CAPITALIZED SOFTWARE:

    Costs incurred in the research and development of new products or systems are charged to operations as incurred.  Costs incurred in the development of software programs for the Company’s products are charged to operations as incurred until technological feasibility of the software has been established.  Generally, technological feasibility is established when the software module performs its primary functions described in its original specifications, contains features required for it to be usable in a production environment, is completely documented and the related hardware portion of the product is complete.  After technological feasibility is established, any additional costs are capitalized.  Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use.  Capitalized costs are amortized over the estimated life of the related software product using the greater of the units of sales or straight-line methods over ten years.  No system software development costs were capitalized or amortized in fiscal 2014, 2013 and 2012.

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

    A full valuation allowance was established against all deferred tax assets, as management determined that it is more likely than not that deferred tax assets will not be realized, as of May 31, 2014 and 2013.

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

    Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, California, Germany and Japan.  Tax years 1996 – 2013 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

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

    The following table summarizes compensation costs related to the Company’s stock-based compensation for the years ended May 31, 2014, 2013 and 2012, respectively (in thousands, except per share data):

	Year Ended May 31,
	2014	2013	2012
Stock-based compensation in the form of employee
stock options and ESPP shares, included in:

Cost of sales	$43	$36	$87
Selling, general and administrative	643	446	430
Research and development	167	119	192

Net effect on net income (loss)	$853	$601	$709

Effect on net income (loss) per share:
Basic	$0.08	$0.06	$0.08
Diluted	$0.07	$0.06	$0.08

    During fiscal 2014, 2013 and fiscal 2012, the Company recorded stock-based compensation related to stock options of $723,000, $551,000 and $613,000, respectively.

    As of May 31, 2014, the total compensation cost related to unvested stock-based awards under the Company’s 1996 Stock Option Plan and 2006 Equity Incentive Plan, but not yet recognized, was $955,000 which is net of estimated forfeitures of $2,000.  This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.5 years.

    During fiscal 2014, 2013 and fiscal 2012, the Company recorded stock-based compensation related to its ESPP of $130,000, $50,000 and $96,000, respectively.

    As of May 31, 2014 there was $24,000 of stock-based compensation costs capitalized as part of inventory.  There were no stock-based compensation costs capitalized as part of inventory as of May 31, 2013 or 2012.

    As of May 31, 2014, the total compensation cost related to options to purchase the Company’s common shares under the ESPP but not yet recognized was $109,000.  This cost will be amortized on a straight-line basis over a weighted average period of approximately 1.0 years.

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

    Fair Value.  The fair values of the Company’s stock options granted to employees shares in fiscal 2014, 2013 and 2012 were estimated using the following weighted average assumptions in the Black-Scholes option valuation method:

	Year Ended May 31,
	2014	2013	2012
Option Plan Shares
Expected Term (in years)	4	5	5
Volatility	0.95	0.91	0.84
Expected Dividend	$0.00	$0.00	$0.00
Risk-free Interest Rates	1.39%	0.72%	1.12%
Weighted Average Grant Date Fair Value	$1.09	$0.78	$0.60

     The fair value of our ESPP purchase rights for the fiscal 2014, 2013 and 2012 was estimated using the following weighted-average assumptions:

	Year End May 31,
	2014	2013	2012
Employee Stock Purchase Plan Shares
Expected Term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Volatility	0.86 – 1.00	0.45 – 1.05	0.79 – 0.95
Expected Dividend	$0.00	$0.00	$0.00
Risk-free Interest Rates	0.04%–0.44%	0.11%–0.23%	0.06%–1.05%
Weighted Average Grant Date Fair Value	$1.34	$0.54	$0.40

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

    A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

	Year Ended May 31,
	2014	2013	2012
Numerator: Net income (loss)	$422	$(3,419)	$(3,390)

Denominator for basic net income (loss) per share:
Weighted-average shares outstanding	10,877	9,549	9,016

Shares used in basic net income (loss) per share calculation	10,877	9,549	9,016

Effect of dilutive securities	1,012	--	--

Denominator for diluted net income (loss) per share	11,889	9,549	9,016

Basic net income (loss) per share	$0.04	$(0.36)	$(0.38)

Diluted net income (loss) per share	$0.04	$(0.36)	$(0.38)

    For the purpose of computing diluted earnings per share, weighted average potential common shares do not include stock options with an exercise price greater than the average fair value of the Company’s common stock for the period, as the effect would be anti-dilutive.  Stock options to purchase 301,000 shares of common stock and ESPP rights to purchase 131,000 ESPP shares were outstanding on May 31, 2014, but were not included in the computation of diluted net income per share, because the inclusion of such shares would be anti-dilutive.  In the fiscal year’s ended May 31, 2013 and 2012, potential common shares have not been included in the calculation of diluted net loss per share as the effect would be anti-dilutive.  As such, the numerator and the denominator used in computing both basic and diluted net loss per share for these periods are the same.  Stock options to purchase 2,956,000 and 2,967,000 shares of common stock were outstanding on May 31, 2013 and 2012, respectively, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive.  ESPP rights to purchase 178,000 and 253,000

ESPP shares were outstanding on May 31, 2013 and 2012, respectively, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive.

COMPREHENSIVE INCOME  (LOSS):

Comprehensive income (loss) generally represents all changes in shareholders’ equity except those resulting from investments or contributions by shareholders.  Unrealized gains and losses on foreign currency translation adjustments are included in the Company’s components of comprehensive income (loss), which are excluded from net income (loss).  Comprehensive income (loss) is included in the statement of shareholders’ equity and comprehensive loss.

RECLASSIFICATION

Certain reclassifications have been made to the consolidated financial statements to conform to the current period presentation. These reclassifications did not result in any change in previously reported net loss, total assets or shareholders’ equity.

RECENT ACCOUNTING PRONOUNCEMENTS:

 In May 2014, the Financial Accounting Standards Board ("FASB")  issued Accounting Standards Update ("ASU")  No. 2014-09, Revenue from contracts with customers, a new standard on revenue recognition.  The new standard will supersede existing revenue recognition guidance and apply to all entities that enter into contracts to provide goods or services to customers.  The guidance also addresses the measurement and recognition of gains and losses on the sale of certain non-financial assets, such as real estate, and property and equipment.  The new standard will become effective for us beginning with the first quarter of 2017 and can be adopted either retrospectively to each reporting period presented or as a cumulative effect adjustment as of the date of adoption.  We are currently evaluating the impact of adopting this new guidance on our consolidated financial statements.

2. ACCOUNTS RECEIVABLE:

Accounts receivable comprise (in thousands):

	May 31,
	2014	2013
Accounts receivable	$3,441	$2,671
Less: Allowance for doubtful accounts	(51)	(39)
	$3,390	$2,632

		Additions
	Balance at	charged to		Balance
	beginning	costs and		at end
	of year	expenses	Deductions*	of year
Allowance for doubtful
accounts receivable:

May 31, 2014	$39	$15	$(3)	$51

May 31, 2013	$39	$--	$--	$39

*  Deductions include write-offs of uncollectible accounts and collections of amounts previously reserved.

3. INVENTORIES:

Inventories comprise (in thousands):

	May 31,
	2014	2013
Raw materials and sub-assemblies	$3,348	$3,180
Work in process	2,585	2,187
Finished goods	215	2
	$6,148	$5,369

4. PROPERTY AND EQUIPMENT, NET:

Property and equipment comprise (in thousands):

	May 31,
	2014	2013
Leasehold improvements	$1,093	$1,104
Furniture and fixtures	1,094	1,130
Machinery and equipment	3,801	4,137
Test equipment	3,041	3,040

	9,029	9,411
Less: Accumulated depreciation
and amortization	(8,555)	(9,110)
	$474	$301

    Depreciation expense was $141,000, $322,000 and $491,000 for fiscal 2014, 2013, and 2012, respectively.

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

    Following is a summary of changes in the Company’s liability for product warranties during the fiscal years ended May 31, 2014 and May 31, 2013 (in thousands):

	May 31,
	2014	2013

Balance at the beginning of the year	$222	$91
Accruals for warranties issued during the year	297	536
Settlement made during the year (in cash or in kind)	(296)	(405)

Balance at the end of the year	$223	$222

    The accrued warranty balance is included in Accrued Expenses on the accompanying consolidated balance sheets.

6. ACCRUED EXPENSES:

    Accrued expenses comprise (in thousands):

	May 31,
	2014	2013
Payroll related	$596	$413
Warranty	223	222
Commissions and bonuses	174	419
Professional services	147	143
Deferred rent	95	76
Taxes payable	68	84
Accrued customer obligations	35	35
Other	52	48
	$1,390	$1,440

7. INCOME TAXES:

    Domestic and foreign components of loss before income tax benefit (expense) are as follows (in thousands):

	Year Ended May 31,
	2014	2013	2012
Domestic	$438	$(3,392)	$(3,590)
Foreign	(31)	3	186
	$407	$(3,389)	$(3,404)

    The income tax benefit (expense) consists of the following (in thousands):

	Year Ended May 31,
	2014	2013	2012
Federal income taxes:
Current	$--	$--	$--
Deferred	--	--	--
State income taxes:
Current	(30)	(21)	(12)
Deferred	--	--	--
Foreign income taxes:
Current	45	(9)	27
Deferred	--	--	--
	$15	$(30)	$15

      The Company’s effective tax rate differs from the U.S. federal statutory tax rate, as follows:

	Year Ended May 31,
	2014	2013	2012
U.S. federal statutory tax rate	34.0%	34.0%	34.0%
State taxes, net of federal tax effect	4.7	(0.4)	(0.2)
Foreign rate differential	(11.9)	0.2	2.9
Stock-based compensation	34.5	(4.4)	(6.0)
Research and development credit	(20.5)	3.0	0.1
Change in valuation allowance	(45.8)	(33.0)	(30.2)
Other	1.3	(0.3)	(0.2)
Effective tax rate	(3.7)%	(0.9)%	0.4%

     The components of the net deferred tax assets are as follows (in thousands):

	Year Ended May 31,
	2014	2013

Net operating losses	$12,368	$11,903
Credit carryforwards	4,192	4,028
Inventory reserves	1,822	2,667
Reserves and accruals	2,899	2,913
Other	703	679

	21,984	22,190

Less: Valuation allowance	(21,984)	(22,190)
Net deferred tax assets	$--	$--

    The valuation allowance decreased by $206,000 during fiscal 2014, and increased by $1,080,000 during fiscal 2013, and $711,000 during fiscal 2012.  As of May 31, 2014 and 2013, the Company concluded that it is more likely than not that the deferred tax assets will not be realized and therefore provided a full valuation allowance against the deferred tax assets.  The Company will continue to evaluate the need for a valuation allowance against its deferred tax assets on a quarterly basis.

    At May 31, 2014, the Company had federal and state net operating loss carryforwards of $32,672,000 and $28,185,000, respectively.  These carryforwards will begin to expire in 2024 and 2014, respectively.  At May 31, 2014, the Company also had federal and state research and development tax credit carryforwards of $1,959,000 and $4,452,000, respectively.  The federal credit carryforward will begin to expire in 2016, and the California credit will carryforward indefinitely.  These carryforwards may be subject to certain limitations on annual utilization in case of a change in ownership, as defined by tax law.  The Company also has alternative minimum tax credit carryforwards of $91,000 for federal tax purposes and $34,000 for state purposes.  The credits may be used to offset regular tax and do not expire.

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

    Foreign net operating loss carryforwards of $959,000 are available to reduce future foreign taxable income.  The foreign net operating losses will begin to expire in 2018.

    The Company maintains liabilities for uncertain tax positions.  These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available.  The aggregate changes in the balance of gross unrecognized tax benefits are as follows (in thousands):

Beginning balance as of May 31, 2011	$1,093
Decreases related to prior year tax positions	--
Decreases related to lapse of statute of limitations	(71)

Balance at May 31, 2012	$1,022

Decreases related to prior year tax positions	--
Decreases related to lapse of statute of limitations	(15)

Balance at May 31, 2013	$1,007

Decreases related to prior year tax positions	--
Decreases related to lapse of statute of limitations	(34)

Balance at May 31, 2014	$973

    If the ending balance of $973,000 of unrecognized tax benefits at May 31, 2014 were recognized, $71,000 would affect the effective income tax rate.  In accordance with the Company’s accounting policy, it recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes.  The Company had accrued interest and penalties of $11,000 at May 31, 2014.

    Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, California, Germany and Japan.  Tax years 1996 – 2013 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

8. CUSTOMER DEPOSITS AND DEFERRED REVENUE, SHORT-TERM:

    Customer deposits and deferred revenue, short-term (in thousands):

	May 31,
	2014	2013
Customer deposits	$871	$1,728
Deferred revenue, short-term	187	244
	$1,058	$1,972

9. LINE OF CREDIT:

    On August 25, 2011, the Company entered into a working capital credit facility agreement allowing the Company to borrow up to $1.5 million based upon qualified accounts receivable, and export-related inventory. On May 29, 2012, the credit agreement was amended to increase the borrowing limit to $2.0 million.  On September 11, 2012, the Company entered into the second amendment to the Loan and Security Agreement to increase the borrowing limit under the credit facility from $2.0 million to $2.5 million.  On August 21, 2013, the Company entered into the Third Amendment to Loan and Security Agreement to extend the term of the agreement to August 22, 2014.  Under the terms of the amendment to the line of credit, the lender will also have a security interest in the Company’s intellectual property.  On August 22, 2014, the Company entered into the Fourth Amendment to Loan and Security Agreement to extend the term of the agreement to August 21, 2015.  The line of credit is collateralized by all of the Company’s assets.  Each account receivable financed by the lender will bear an annual interest rate or finance charge equal to the greater of the lender's prime rate less 0.5%, or 3.50%, if the Company meets certain borrowing base requirements. If the Company does not meet the borrowing base requirements, each account receivable financed by the lender will bear an annual interest rate or finance charge equal to the greater of the lender's prime rate plus 0.75%, or 4.75%.  The applicable interest is calculated based on the full amount of the account receivable and export-related inventory provided as collateral for the actual amounts borrowed.  Depending on the composition of the collateral items, whether or not the Company meets certain borrowing base requirements and the relative cash position of the Company, the equivalent annual interest rate applied to the actual loan balances may vary from 3.89% to 8.94%, assuming that the bank’s prime rate is 4.00% or less.  At May 31, 2014, the weighted average interest rate on the outstanding loan balance was 4.14%.  The average loan balance in fiscal 2014 was $473,000.  At May 31, 2014 and 2013, the Company had drawn $777,000 and $1,101,000 against the credit facility, respectively.  The balance available to borrow under the line at May 31, 2014 was $1,566,000.  The Company was in compliance with all covenants at May 31, 2014.

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

    As of May 31, 2014, out of the 4,147,000 shares authorized for grant under the 1996 Stock Option Plan and 2006 Equity Incentive Plan, approximately 3,002,000 shares were outstanding.

      The following table summarizes the Company’s stock option transactions during fiscal 2014, 2013 and 2012 (in thousands, except per share data):

		Outstanding Options
			Weighted
		Number	Average	Aggregate
	Available	of	Exercise	Intrinsic
	Shares	Shares	Price	Value
Balances, May 31, 2011	687	2,083	$3.40	$298

Additional shares reserved	1,199	--
Options granted	(1,141)	1,141	$0.92
Options terminated	258	(258)	$3.72
Plan shares expired	(164)	--
Options exercised	--	(9)	$0.85

Balances, May 31, 2012	839	2,957	$2.40	$587

Additional shares reserved	1,223	--
Options granted	(670)	670	$1.13
Options terminated	569	(569)	$4.37
Plan shares expired	(224)	--
Options exercised	--	(102)	$0.67

Balances, May 31, 2013	1,737	2,956	$1.79	$964

Options granted	(908)	908	$1.64
Options terminated	420	(420)	$5.51
Plan shares expired	(104)	--
Options exercised	--	(442)	$1.17

Balances, May 31, 2014	1,145	3,002	$1.31	$2,913

Options exercisable and expected to be
exercisable at May 31, 2014		2,942	$1.31	$2,855

    The options outstanding and exercisable at May 31, 2014 were in the following exercise price ranges (in thousands, except per share data):

	Options Outstanding			Options Exercisable
	at May 31, 2014			at May 31, 2014
Range of Exercise Prices	Number Outstanding Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$0.59-$0.97	871	4.01	$0.73	702	$0.77	3.87
$1.09-$1.42	1,432	4.87	$1.28	661	$1.28	4.26
$1.73-$1.95	460	2.80	$1.88	384	$1.91	2.22
$2.15-$2.68	239	5.32	$2.54	145	$1.33	4.44

$0.59-$2.68	3,002	4.34	$1.31	1,892	$1.22	3.72	$1,835

    The total intrinsic values of options exercised were $520,000, $43,000 and $6,000 during fiscal 2014, 2013 and 2012, respectively.  The weighted average contractual life of the options exercisable and expected to be exercisable at May 31, 2014 was 4.34 years.

    Options to purchase 1,892,000, 1,948,000 and 1,850,000 shares were exercisable at May 31, 2014, 2013 and 2012, respectively.  These exercisable options had weighted average exercise prices of $1.22, $2.12 and $3.13 as of May 31, 2014, 2013 and 2012, respectively.

11. EMPLOYEE BENEFIT PLANS:

EMPLOYEE STOCK OWNERSHIP PLAN:

    The Company has a non-contributory, trusteed employee stock option plan for full-time employees who have completed three consecutive months of service and for part-time employees who have completed one year of service and have attained an age of 21.  The Company can contribute either shares of the Company’s stock or cash to the plan. The contribution is determined annually by the Company and cannot exceed 15% of the annual aggregate salaries of those employees eligible for participation in the plan.  On May 31, 2007, the Company converted the Aehr Test Systems Employee Stock Bonus Plan into the Aehr Test Systems Employee Stock Ownership Plan (the “Plan”).  The stock bonus plan was converted to an employee stock ownership plan (“ESOP”) to enable the Plan to better comply with changes in the law regarding Company stock.  Individuals’ account balances vest at a rate of 20% per year commencing upon completion of two years of service.  Non-vested balances, which are forfeited following termination of employment, are allocated to the remaining employees in the Plan.  Under the Plan provisions, each employee who reaches age fifty-five (55) and has been a participant in the Plan for ten years will be offered an election each year to direct the transfer of up to 25% of his/her ESOP account to the employee self-directed account in the Savings and Retirement Plan.  For anyone who met the above prerequisites, the first election to diversify holdings was offered after May 31, 2008.  In the sixth year, employees will be able to diversify up to 50% of their ESOP accounts.  Contributions of $60,000 per year were authorized for the plan during fiscal 2014, 2013 and 2012.  The contribution amounts are recorded as compensation expense, in the period authorized and included in accrued liabilities, in the period authorized.  Contributions of 41,666 shares were made to the ESOP during fiscal 2014 for fiscal 2013.  Contributions of 47,244 shares were made to the ESOP during fiscal 2013 for fiscal 2012.  Contributions of 40,540 shares were made to the ESOP during fiscal 2012 for fiscal 2011.  The contribution for fiscal 2014 will be made in fiscal 2015.  Shares held in the ESOP are included in the EPS calculation.

401(K) PLAN:

    The Company maintains a defined contribution savings plan (the “401(k) Plan”) to provide retirement income to all qualified employees of the Company.  The 401(k) Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended.  The 401(k) Plan is funded by voluntary pre-tax contributions from employees.  Contributions are invested, as directed by the participant, in investment funds available under the 401(k) Plan.  The Company is not required to make, and did not make, any contributions to the 401(k) Plan during fiscal 2014, 2013 and 2012.

EMPLOYEE STOCK PURCHASE PLAN:

    In October 2006, the Company’s shareholders approved the 2006 Employee Stock Purchase Plan, or 2006 Purchase Plan.  The 2006 Purchase Plan replaced the 1997 Employee Stock Purchase Plan which would have otherwise expired in 2007.  A total of 1,150,000 shares of the Company’s common stock were reserved for issuance under the 2006 Purchase Plan.  The 2006 Purchase Plan has consecutive, overlapping, twenty-four month offering periods.  Each twenty-four month offering period includes four six month purchase periods.  The offering periods generally begin on the first trading day on or after April 1 and October 1 each year.  The first exercise date under the 2006 Purchase Plan was April 1, 2007.  All employees who work a minimum of 20 hours per week and are customarily employed by the Company (or an affiliate thereof) for at least five months per calendar year are eligible to participate.  Under the 2006 Purchase Plan, shares are purchased through employee payroll deductions at exercise prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of an offering period or the last day of the purchase period.  If a participant’s rights to purchase stock under all employee stock purchase plans of the Company accrue at a rate which exceeds $25,000 worth of stock for a calendar year, such participant may not be granted an option to purchase stock under the 2006 Purchase Plan.  The maximum number of shares a participant may purchase during a single purchase period is 3,000 shares.  For the years ended May 31, 2014, 2013 and 2012, approximately 120,000, 156,000 and 154,000 shares of common stock, respectively, were issued under the plans.  To date, 795,000 shares have been issued under the 2006 Purchase Plan.

12. OTHER (EXPENSE) INCOME, NET:

    Other (expense) income, net comprises the following (in thousands):

	Year Ended May 31,
	2014	2013	2012
Foreign exchange (loss) gain	$(47)	$(36)	$117
Other, net	(17)	3	--
	$(64)	$(33)	$117

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

	United
	States	Asia	Europe	Total
2014:
Net sales	$8,708	$7,453	$3,523	$19,684
Property and equipment, net	415	42	17	474

2013:
Net sales	$7,379	$8,184	$925	$16,488
Property and equipment, net	249	52	--	301

2012:
Net sales	$9,560	$4,276	$1,685	$15,521
Property and equipment, net	441	66	3	510

    The Company’s foreign operations are primarily those of its Japanese and German subsidiaries.  Substantially all of the sales of the subsidiaries are made to unaffiliated Japanese or European customers.  Net sales exclude intercompany transactions.

14. RELATED PARTY TRANSACTIONS:

    Mario M. Rosati, one of the Company’s directors, is also a member of Wilson Sonsini Goodrich & Rosati, Professional Corporation, which has served as the Company’s outside corporate counsel and has received compensation at normal commercial rates for these services.  At May 31, 2014, the Company had $8,000 payable to Wilson Sonsini Goodrich & Rosati.

15. COMMITMENTS AND CONTINGENCIES:

COMMITMENTS

    The Company leases most of its manufacturing and office space under operating leases.  The Company entered into non-cancelable operating lease agreements for its United States manufacturing and office facilities and maintains equipment under non-cancelable operating leases in Germany.  The Company’s principal administrative and production facilities are located in Fremont, California, in a 51,289 square foot building.  The term of the Company’s current lease commenced on April 1, 2008 and ends on June 30, 2015.  The Company has an option to extend the lease for an additional period at rates to be determined.  The Company’s facility in Japan was located in Tokyo in a 4,294 square foot building until this lease was cancelled on June 30, 2013.  The Company moved its facility in Japan to a 418 square foot office in Tokyo under a cancellable lease which expires in June, 2016.  The Company also maintains a 1,585 square foot warehouse in Yamanashi under a lease which expires in November, 2015.  The Company leases a sales and support office in Utting, Germany.  The lease, which began February 1, 1992 and expires on January 31, 2015, contains an automatic twelve months renewal, at rates to be determined, if no notice is given prior to six months from expiry.  Under the lease agreements, the Company is responsible for payments of utilities, taxes and insurance.

   Minimum annual rentals payments under non-cancellable operating leases in each of the next five fiscal years and thereafter are as follows (in thousands):

Years Ending May 31,
2015	$623
2016	62
2017	11
2018	--
2019	--
Thereafter	--
Total	$696

    Rental expense for the years ended May 31, 2014, 2013 and 2012 was $562,000, $657,000 and $680,000, respectively.

    At May 31, 2014 and 2013, the Company had a $50,000 certificate of deposit held by a financial institution representing a security deposit for its United States manufacturing and office space lease.  This amount is included in “Other Assets” on the consolidated balance sheets.

PURCHASE OBLIGATIONS

    The Company has purchase obligations to certain suppliers.  In some cases the products the Company purchases are unique and have provisions against cancellation of the order.  At May 31, 2014, the Company had $1,491,000 of purchase obligations which are due within the following 12 months.  This amount does not include contractual obligations recorded on the consolidated balance sheets as liabilities.

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

16. SUBSEQUENT EVENT

     On August 22, 2014 the Company entered into the Fourth Amendment to Loan and Security Agreement to extend the term of the agreement to August 21, 2015.

17. SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

    The following tables (presented in thousands, except per share data) sets forth selected unaudited condensed consolidated statements of operations data for each of the four quarters of the fiscal years ended May 31, 2014 and 2013.  The unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in the Company’s opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair statement of the information for the quarters presented.  The operating results for any quarter are not necessarily indicative of results for any future period and should be read in conjunction with the audited consolidated financial statements of the Company’s and the notes thereto included elsewhere herein.

	Three Months Ended
	Aug. 31,	Nov. 30,	Feb. 28,	May 31,
	2013	2013	2014	2014
Net sales	$3,752	$4,950	$5,612	$5,370
Gross profit	$1,944	$2,494	$2,870	$2,914
Net (loss) income	$(166)	$137	$212	$239
Net (loss) income per share basic and diluted	$(0.02)	$0.01	$0.02	$0.02

	Three Months Ended
	Aug. 31,	Nov. 30,	Feb. 28,	May 31,
	2012	2012	2013	2013
Net sales	$4,832	$5,054	$3,340	$3,262
Gross profit	$2,456	$2,263	$765	$1,292
Net loss	$(296)	$(811)	$(1,458)	$(854)
Net loss per share basic and diluted	$(0.03)	$(0.09)	$(0.16)	$(0.08)

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

Item 9A.   Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

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

            Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act.  Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control – Integrated Framework” (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of May 31, 2014.  This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

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

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Report:

      1.      Financial Statements

         See Index under Item 8.

      2.      Financial Statement Schedule

See Index under Item 8.

      3.      Exhibits

               See Item 15(b) below.

(b) Exhibits

    The following exhibits are filed as part of or incorporated by reference into this Report:

Exhibit No.	Description
3.1(1)	Restated Articles of Incorporation of Registrant.
3.2(2)	Amended and Restated Bylaws of Registrant.
4.1(3)	Form of Common Stock certificate.
10.1(4)	2006 Equity Incentive Plan.*
10.2(4)	2006 Employee Stock Purchase Plan.*
10.3(3)	Form of Indemnification Agreement entered into between Registrant and its directors and executive officers.*
10.4(5)	Lease dated August 3, 1999 for facilities located at Building C, 400 Kato Terrace, Fremont, California.
10.5(6)	Form of Change of Control Agreement.*
10.6(7)	First Amendment dated May 06, 2008 for facilities located at 400 Kato Terrace, Fremont, California.
10.7(8)	Loan and Security Agreement dated August 25, 2011 by and between Aehr Test Systems and Silicon Valley Bank.
10.8(9)	First Amendment to Loan and Security Agreement dated May 29, 2012 by and between Aehr Test Systems and Silicon Valley Bank.
10.9(10)	Second Amendment to Loan and Security Agreement dated September 11, 2012 by and between Aehr Test Systems and Silicon Valley Bank.
10.10(11)	Third Amendment to Loan and Security Agreement dated August 21, 2013, by and between Aehr Test Systems and Silicon Valley Bank.
10.11(12)	Export-Import Bank Loan and Security Agreement dated August 25, 2011 by and between Aehr Test Systems and Silicon Valley Bank.
10.12(13)	First Amendment to Export-Import Bank Loan and Security Agreementdated May 29, 2012 by and between Aehr Test Systems and Silicon Valley Bank.
10.13(14)	Second Amendment to Export-Import Bank Loan and Security Agreement dated September 11, 2012 by and between Aehr Test Systems and Silicon Valley Bank.
10.14(15)	Third Amendment to Export-Import Bank Loan and Security Agreement dated August 21, 2013 by and between Aehr Test Systems and Silicon Valley Bank.
10.15(16)	Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement dated August 25, 2011 made by Aehr Test Systems in favor of the Export Import Bank of the United States and Silicon Valley Bank.
10.16(17)	Offer Letter dated January 3, 2012, between the Company and Gayn Erickson.*
10.17(18)	Offer Letter dated January 3, 2012, between the Company and Rhea Posedel.*
10.18(19)	Offer Letter dated March 5, 2013, between the Company and Rhea Posedel.*
10.19(20)	Change of Control Severance Agreement dated January 3, 2012, between the Company and Gayn Erickson.*
10.20(21)	Amended and Restated Change of Control Severance Agreement dated January 3, 2012, between the Company and Rhea J. Posedel.*
10.21(22)	Amended and Restated Change of Control Severance Agreement dated March 5, 2013, between the Company and Rhea J. Posedel.*
10.22(23)	Common Stock Purchase Agreement by and among the Company and the Investors (defined therein), dated as of March 15, 2013.
21.1(1)	Subsidiaries of the Company.
23.1	Consent of Burr Pilger Mayer, Inc. - Independent Registered Public Accounting Firm (filed herewith).
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31.1	Certification Statement of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification Statement of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(9) Incorporated by reference to Exhibit 10.1 previously filed with the Company’s Current Report on Form 8-K filed June 4, 2012 (File No. 000-22893).

(10) Incorporated by reference to the Exhibit No. 10.1 previously filed with the Company's Current Report on Form 8-K filed September 14, 2012 (File No. 000-22893).

(11) Incorporated by reference to the Exhibit No. 10.1 previously filed with the Company's Current Report on Form 8-K filed August 26, 2013 (File No. 000-22893).

(12) Incorporated by reference to Exhibit 10.21 previously filed with the Company’s Current Report on Form 8-K filed August 30, 2011 (File No. 000-22893).

(13) Incorporated by reference to Exhibit 10.2 previously filed with the Company’s Current Report on Form 8-K filed June 4, 2012 (File No. 000-22893).

(14) Incorporated by reference to the Exhibit No. 10.2 previously filed with the Company's Current Report on Form 8-K filed September 14, 2012 (File No. 000-22893).

(15) Incorporated by reference to the Exhibit No. 10.2 previously filed with the Company's Current Report on Form 8-K filed August 26, 2013 (File No. 000-22893).

(16) Incorporated by reference to Exhibit 10.22 previously filed with the Company’s Current Report on Form 8-K filed August 30, 2011 (File No. 000-22893).

(17) Incorporated by reference to the Exhibit No. 10.1 previously filed with the Company's Current Report on Form 8-K filed January 9, 2012 (File No. 000-22893).

(18) Incorporated by reference to the Exhibit No. 10.2 previously filed with the Company's Current Report on Form 8-K filed January 9, 2012 (File No. 000-22893).

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

(23) Incorporated by reference to the Exhibit No. 10.1 previously filed with the Company's Current Report on Form 8-K filed March 20, 2013 (File No. 000-22893).

* Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

AEHR TEST SYSTEMS

August 28, 2014	By:	/s/ GAYN ERICKSON
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

Signature	Title	Date

President, Chief
/s/ GAYN ERICKSON	Executive Officer, and Director
Gayn Erickson	(Principal Executive Officer)	August 28, 2014

Vice President of Finance
and Chief Financial Officer
/s/ GARY LARSON	(Principal Financial and
Gary Larson	Accounting Officer)	August 28, 2014

/s/ RHEA J. POSEDEL
Rhea J. Posedel	Chairman	August 28, 2014

/s/ ROBERT R. ANDERSON
Robert R. Anderson	Director	August 28, 2014

/s/ WILLIAM W. R. ELDER
William W. R. Elder	Director	August 28, 2014

/s/ MUKESH PATEL
Mukesh Patel	Director	August 28, 2014

/s/ MARIO M. ROSATI
Mario M. Rosati	Director	August 28, 2014

/s/ HOWARD T. SLAYEN
Howard T. Sl	Director	August 28, 2014