Form 10-Q
period 2014-08-31
AEHR TEST SYSTEMS
filed 2014-10-14
CIK 1040470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 000-22893

AEHR TEST SYSTEMS
(Exact name of Registrant as specified in its charter)

California	94-2424084
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Kato Terrace Fremont, CA	94539
(Address of principal executive offices)	(Zip Code)

(510) 623-9400
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of shares of the registrant’s common stock, $0.01 par value, outstanding as of September 30, 2014 was 11,500,499.

AEHR TEST SYSTEMS

FORM 10-Q

FOR THE QUARTER ENDED AUGUST 31, 2014

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	August 31,	May 31,
	2014	2014
		(1)
ASSETS
Current assets:
Cash and cash equivalents	$2,075	$1,809
Accounts receivable, net	2,098	3,390
Inventories	6,304	6,148
Prepaid expenses and other	351	326

Total current assets	10,828	11,673

Property and equipment, net	492	474
Other assets	95	78

Total assets	$11,415	$12,225

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Line of credit	$1,000	$777
Accounts payable	1,586	1,892
Accrued expenses	1,435	1,390
Customer deposits and deferred revenue, short-term	761	1,058

Total current liabilities	4,782	5,117

Income taxes payable	8	71
Deferred rent, net of current portion	--	8

Total liabilities	4,790	5,196

Aehr Test Systems shareholders' equity:
Common stock, $0.01 par value: Authorized: 75,000;
Issued and outstanding: 11,498 shares and
11,203 shares at August 31, 2014 and
May 31, 2014, respectively	115	112
Additional paid-in capital	52,678	52,142
Accumulated other comprehensive income	2,451	2,488
Accumulated deficit	(48,599)	(47,692)

Total Aehr Test Systems shareholders' equity	6,645	7,050
Noncontrolling interest	(20)	(21)

Total shareholders' equity	6,625	7,029

Total liabilities and shareholders' equity	$11,415	$12,225

(1)  The condensed consolidated balance sheet at May 31, 2014 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	August 31,
	2014	2013

Net sales	$3,558	$3,752
Cost of sales	1,948	1,808
Gross profit	1,610	1,944

Operating expenses:
Selling, general and administrative	1,624	1,420
Research and development	959	681
Total operating expenses	2,583	2,101

Loss from operations	(973)	(157)

Interest expense	(14)	(4)
Other income (expense), net	31	(34)

Loss before income tax benefit	(956)	(195)

Income tax benefit	49	29

Net loss	(907)	(166)
Less: Net income attributable to the noncontrolling interest	--	--

Net loss attributable to Aehr Test Systems common shareholders	$(907)	$(166)

Net loss per share – Basic and diluted	$(0.08)	$(0.02)

Shares used in per share calculations:
Basic and diluted	11,391	10,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, unaudited)

	Three Months Ended
	August 31,
	2014	2013

Net loss	$(907)	$(166)

Other comprehensive (loss) income, net of tax:
Net change in cumulative translation adjustments	(36)	22

Total comprehensive loss	(943)	(144)
Less: Comprehensive income (loss) attributable to the noncontrolling interest	1	(1)

Comprehensive loss, attributable to Aehr Test Systems	$(944)	$(143)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	August 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(907)	$(166)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	197	143
(Recovery of) provision for doubtful accounts	(20)	7
Loss on disposal of assets	--	9
Depreciation and amortization	29	53
Changes in operating assets and liabilities:
Accounts receivable	1,272	(216)
Inventories	(156)	--
Prepaid expenses and other	(46)	(181)
Accounts payable	(270)	175
Accrued expenses	38	7
Customer deposits and deferred revenue	(294)	409
Income taxes payable	(53)	(45)
Deferred rent	(8)	(23)
Net cash (used in) provided by operating activities	(218)	172

Cash flows from investing activities:
Purchases of property and equipment	(21)	(6)
Net cash used in investing activities	(21)	(6)

Cash flows from financing activities:
Line of credit borrowings (repayments), net	223	(154)
Proceeds from issuance of common stock and exercise of stock options	315	59
Net cash provided by (used in) financing activities	538	(95)

Effect of exchange rates on cash	(33)	40

Net increase in cash and cash equivalents	266	111

Cash and cash equivalents, beginning of period	1,809	2,324

Cash and cash equivalents, end of period	$2,075	$2,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying financial information has been prepared by Aehr Test Systems, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the unaudited condensed consolidated financial statements for the interim periods presented have been prepared on a basis consistent with the May 31, 2014 audited consolidated financial statements and reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated financial position and results of operations as of and for such periods indicated.  These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2014.  Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

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

ACCOUNTING ESTIMATES.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates are used to account for revenue adjustments, the allowance for doubtful accounts, inventory reserves, income taxes, stock-based compensation expenses, and product warranties, among others. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results could differ materially from those estimates.

SIGNIFICANT ACCOUNTING POLICIES.  The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2014. There have been no changes in our significant accounting policies during the three months ended August 31, 2014.

2.  STOCK-BASED COMPENSATION

Stock-based compensation expense consists of expenses for stock options and employee stock purchase plan, or ESPP, shares. Stock-based compensation cost is measured at each grant date, based on the fair value of the award using the Black-Scholes option valuation model, and is recognized as expense over the employee’s requisite service period.  This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable.  The Company’s employee stock options have characteristics significantly different from those of publicly traded options.  All of the Company’s stock-based compensation is accounted for as an equity instrument.  See Notes 10 and 11 in the Company’s Annual Report on Form 10-K for fiscal 2014 filed on August 28, 2014 for further information regarding the stock option plan and the ESPP.

The following table summarizes compensation costs related to the Company’s stock-based compensation for the three months ended August 31, 2014 and 2013 (in thousands):

	Three Months Ended
	August 31,
	2014	2013
Stock-based compensation in the form of employee stock options and ESPP shares, included in:
Cost of sales	$14	$8
Selling, general and administrative	148	104
Research and development	35	31
Total stock-based compensation	$197	$143

As of August 31, 2014, stock-based compensation costs of $51,000 were capitalized as part of inventory.  There were no stock-based compensation costs capitalized as part of inventory at August 31, 2013.

During the three months ended August 31, 2014 and 2013, the Company recorded stock-based compensation related to stock options of $162,000 and $134,000, respectively.

As of August 31, 2014, the total unrecognized stock-based compensation cost related to unvested stock-based awards under the Company’s 1996 Stock Option Plan and 2006 Equity Incentive Plan was approximately $1,781,000, which is net of estimated forfeitures of $4,000.  This cost will be amortized over the remaining service period of the underlying options.  The weighted average period is approximately 3.0 years.

During the three months ended August 31, 2014 and 2013, the Company recorded stock-based compensation related to the ESPP of $35,000 and $9,000, respectively.

As of August 31, 2014, the total compensation cost related to options to purchase the Company’s common stock under the ESPP but not yet recognized was approximately $74,000.  This cost will be amortized on a straight-line basis over a weighted average period of approximately 0.9 years.

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

Fair Value.  The fair value of the Company’s stock options granted to employees for the three months ended August 31, 2014 and 2013 were estimated using the following weighted average assumptions in the Black-Scholes option valuation model:

	Three Months Ended
	August 31,
	2014	2013

Expected term (in years)	4	4
Volatility	0.91	0.95
Expected dividend	$0.00	$0.00
Risk-free interest rates	1.28%	1.46%
Estimated forfeiture rate	0.25%	0.25%
Weighted average grant date fair value	$1.71	$0.92

There were no ESPP shares granted to employees for the three months ended August 31, 2014 and 2013.

The following table summarizes the stock option transactions during the three months ended August 31, 2014 (in thousands, except per share data):

		Outstanding Options
			Weighted
		Number	Average	Aggregate
	Available	of	Exercise	Intrinsic
	Shares	Shares	Price	Value
Balances, May 31, 2014	1,145	3,002	$1.31	$2,913

Options granted	(625)	625	$2.65
Options terminated	9	(9)	$1.27
Options exercised	--	(295)	$1.07

Balances, August 31, 2014	529	3,323	$1.59	$3,277

Options fully vested and expected to vest at August 31, 2014		3,257	$1.59	$3,212
Options exercisable at August 31, 2014		1,768	$1.26	$2,074

The options outstanding and exercisable at August 31, 2014 were in the following exercise price ranges (in thousands, except per share data):

	Options Outstanding			Options Exercisable
	at August 31, 2014			at August 31, 2014
Range of Exercise Prices	Number Outstanding Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.59-$0.97	680	4.59	$0.70	536	4.66	$0.73
$1.09-$1.42	1,351	4.67	$1.28	675	4.15	$1.28
$1.73-$1.95	428	2.68	$1.88	365	2.11	$1.90
$2.15-$2.71	864	6.07	$2.63	192	4.73	$1.47
$0.59-$2.71	3,323	4.76	$1.59	1,768	3.94	$1.26	$2,074

The total intrinsic value of options exercised during the three months ended August 31, 2014 was $407,000.  The total intrinsic value of options exercised during the three months ended August 31, 2013 was $43,000.  The weighted average remaining contractual life of the options exercisable and expected to be exercisable at August 31, 2014 was 4.76 years.

3.  EARNINGS PER SHARE

Basic earnings per share is determined using the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined using the weighted average number of common shares and potential common shares (representing the dilutive effect of stock options, and employee stock purchase plan shares) outstanding during the period using the treasury stock method.

The following table presents the computation of basic and diluted net loss per share attributable to Aehr Test Systems common shareholders (in thousands, except per share data):

	Three Months Ended
	August 31,
	2014	2013

Numerator: Net loss	$(907)	$(166)

Denominator for basic net loss per share:
Weighted-average shares outstanding	11,391	10,635

Shares used in basic net loss per share calculation	11,391	10,635

Effect of dilutive securities	--	--

Denominator for diluted net loss per share	11,391	10,635

Basic net loss per share	$(0.08)	$(0.02)

Diluted net loss per share	$(0.08)	$(0.02)

For the purpose of computing diluted earnings per share, weighted average potential common shares do not include stock options with an exercise price greater than the average fair value of the Company’s common stock for the period, as the effect would be anti-dilutive.  In the three months ended August 31, 2014, potential common shares have not been included in the calculation of diluted net loss per share as the effect would be anti-dilutive.  As such, the numerator and the denominator used in computing both basic and diluted net loss per share for these periods are the same.  Stock options to purchase 3,323,000 shares of common stock and ESPP rights to purchase 131,000 ESPP shares were outstanding on August 31, 2014, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of August 31, 2014 (in thousands):

	Balance as of
	August 31, 2014	Level 1	Level 2	Level 3
Money market funds	$527	$527	$--	$--
Certificate of deposit	50	--	50	--
Assets	$577	$527	$50	$--

Liabilities	$--	$--	$--	$--

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2014 (in thousands):

	Balance as of
	May 31, 2014	Level 1	Level 2	Level 3
Money market funds	$477	$477	$--	$--
Certificate of deposit	50	--	50	--
Assets	$527	$477	$50	$--

Liabilities	$--	$--	$--	$--

There were no transfers between Level 1 and Level 2 fair value measurements during the three months ended August 31, 2014 and 2013.

Financial instruments include cash, cash equivalents, receivables, accounts payable and certain other accrued liabilities. The fair value of cash, cash equivalents, receivables, accounts payable and certain other accrued liabilities are valued at their carrying value, which approximates fair value due to their short maturities.

The Company has, at times, invested in debt and equity of private companies, and may do so again in the future, as part of its business strategy.

5.  ACCOUNTS RECEIVABLE, NET

Accounts receivable represents customer trade receivables and is presented net of allowance for doubtful accounts of $31,000 at August 31, 2014 and $51,000 at May 31, 2014.  Accounts receivable are derived from the sale of products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies.  The Company’s allowance for doubtful accounts is based upon historical experience and review of trade receivables by aging category to identify specific customers with known disputes or collection issues.  Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received.

6.  INVENTORIES

Inventories are comprised of the following (in thousands):

	August 31,	May 31,
	2014	2014
Raw materials and sub-assemblies	$3,504	$3,348
Work in process	2,558	2,585
Finished goods	242	215
	$6,304	$6,148

7.  SEGMENT INFORMATION

The Company operates in one reportable segment: the design, manufacture and marketing of advanced test and burn-in products to the semiconductor manufacturing industry.

The following presents information about the Company’s operations in different geographic areas.  Net sales are based upon ship-to location (in thousands).

	United
	States	Asia	Europe	Total
Three months ended August 31, 2014:
Net sales	$1,663	$1,086	$809	$3,558
Property and equipment, net	435	40	17	492

Three months ended August 31, 2013:
Net sales	$1,338	$2,316	$98	$3,752
Property and equipment, net	202	44	--	246

The Company’s Japanese and German subsidiaries primarily comprise the foreign operations.  Substantially all of the sales of the subsidiaries are made to unaffiliated Japanese or European customers.  Net sales from outside the United States include those of Aehr Test Systems Japan K.K. and Aehr Test Systems GmbH.

Sales to the Company’s five largest customers accounted for approximately 95% of its net sales in both the three months ended August 31, 2014 and 2013.  Four customers accounted for approximately 35%, 22%, 22% and 10% of the Company’s net sales in the three months ended August 31, 2014. Two customers accounted for approximately 64% and 27% of the Company’s net sales in the three months ended August 31, 2013.  No other customers represented more than 10% of the Company's net sales for either of the three months ended August 31, 2014 and 2013.

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

The following is a summary of changes in the Company's liability for product warranties during the three months ended August 31, 2014 and 2013 (in thousands):

	Three Months Ended
	August 31,
	2014	2013

Balance at the beginning of the period	$223	$222

Accruals for warranties issued during the period	32	92

Settlement made during the period (in cash or in kind)	(87)	(88)

Balance at the end of the period	$168	$226

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

10. CUSTOMER DEPOSITS AND DEFERRED REVENUE, SHORT-TERM

Customer deposits and deferred revenue, short-term (in thousands):

	August 31,	May 31,
	2014	2014
Customer deposits	$636	$871
Deferred revenue, short-term	125	187
	$761	$1,058

11. LINE OF CREDIT

On August 25, 2011, the Company entered into a working capital credit facility agreement allowing the Company to borrow up to $1.5 million based upon qualified accounts receivable, and export-related inventory. On May 29, 2012, the credit agreement was amended to increase the borrowing limit to $2.0 million.  On September 11, 2012, the Company entered into the second amendment to the Loan and Security Agreement to increase the borrowing limit under the credit facility from $2.0 million to $2.5 million.  On August 21, 2013, the Company entered into the Third Amendment to Loan and Security Agreement to extend the term of the agreement to August 22, 2014.  Under the terms of the amendment to the line of credit, the lender will also have a security interest in the Company’s intellectual property.  On August 22, 2014, the Company entered into the Fourth Amendment to Loan and Security Agreement to extend the term of the agreement to August 21, 2015.  The line of credit is collateralized by all of the Company’s assets.  Each account receivable financed by the lender will bear an annual interest rate or finance charge equal to the greater of the lender's prime rate less 0.5%, or 3.50%, if the Company meets certain borrowing base requirements. If the Company does not meet the borrowing base requirements, each account receivable financed by the lender will bear an annual interest rate or finance charge equal to the greater of the lender's prime rate plus 0.75%, or 4.75%.  The applicable interest is calculated based on the full amount of the account receivable and export-related inventory provided as collateral for the actual amounts borrowed.  Depending on the composition of the collateral items, whether or not the Company meets certain borrowing base requirements and the relative cash position of the Company, the equivalent annual interest rate applied to the actual loan balances may vary from 3.89% to 8.94%, assuming that the bank’s prime rate is 4.00% or less.  At August 31, 2014, the weighted average interest rate on the outstanding loan balance was 3.952%.  The average loan balance for the three months ending August 31, 2014 was $838,000.  At August 31, 2014, the Company had drawn $1,000,000 against the credit facility.  The balance available to borrow under the line at August 31, 2014 was $569,000.  The Company was in compliance with all covenants at August 31, 2014.

12.  RECENT ACCOUNTING PRONOUNCEMENTS

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Going Concern.  This standard requires management to evaluate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern and whether or not it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the financial statements are issued.  The new standard will apply to all entities and will be effective for us in the fiscal year 2018, with early adoption permitted. We are currently evaluating the impact of adopting this new guidance on our consolidated financial statements.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report and with our Annual Report on Form 10-K for the fiscal year ended May 31, 2014 and the consolidated financial statements and notes thereto.

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

The Company’s net sales consist primarily of sales of systems, WaferPak contactors, test fixtures, die carriers, upgrades and spare parts, revenues from service contracts, and engineering development charges.  The Company's selling arrangements may include contractual customer acceptance provisions, which are mostly deemed perfunctory or inconsequential, and installation of the product occurs after shipment and transfer of title.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, income taxes, financing operations, warranty obligations, and long-term service contracts.  The Company’s estimates are derived from historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Those results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  For a discussion of the critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014.

There have been no material changes to our critical accounting policies and estimates during the three months ended August 31, 2014 compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2014.

RESULTS OF OPERATIONS

The following table sets forth items in the Company’s unaudited condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

	Three Months Ended
	August 31,
	2014	2013

Net sales	100.0%	100.0%
Cost of sales	54.7	48.2
Gross profit	45.3	51.8

Operating expenses:
Selling, general and administrative	45.6	37.8
Research and development	27.0	18.2

Total operating expenses	72.6	56.0

Loss from operations	(27.3)	(4.2)

Interest expense	(0.4)	(0.1)
Other income (expense), net	0.9	(0.9)

Loss before income tax benefit	(26.8)	(5.2)

Income tax benefit	1.3	0.8

Net loss	(25.5)	(4.4)
Less: Net income attributable to the noncontrolling interest	--	--
Net loss attributable to Aehr Test Systems common shareholders	(25.5)%	(4.4)%

THREE MONTHS ENDED AUGUST 31, 2014 COMPARED TO THREE MONTHS ENDED AUGUST 31, 2013

NET SALES.  Net sales decreased to $3.6 million for the three months ended August 31, 2014 from $3.8 million for the three months ended August 31, 2013, a decrease of 5.2%.  The decrease in net sales for the three months ended August 31, 2014 was primarily due to the decrease in net sales of the Company’s Test During Burn-in (TDBI) products, partially offset by an increase of the Company’s wafer-level products.  Net sales of the Company’s TDBI products for the three months ended August 31, 2014 were $1.4 million, and decreased approximately $1.2 million from the three months ended August 31, 2013. Net sales of the Company’s wafer-level products for the three months ended August 31, 2014 were $2.0 million, and increased approximately $0.9 million from the three months ended August 31, 2013.

GROSS PROFIT.  Gross profit consists of net sales less cost of sales.  Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations.  Gross profit decreased to $1.6 million for the three months ended August 31, 2014 from $1.9 million for the three months ended August 31, 2013, a decrease of approximately $0.3 million.  Gross profit margin, the percentage of gross profit to net sales, decreased to 45.3% for the three months ended August 31, 2014 from 51.8% for the three months ended August 31, 2013.  The higher gross profit margin for the three months ended August 31, 2013 was primarily the result of the sale of systems containing previously written down material.

SELLING, GENERAL AND ADMINISTRATIVE.  Selling, general and administrative, or SG&A, expenses consist primarily of salaries and related costs of employees, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses increased to $1.6 million for the three months ended August 31, 2014 from $1.4 million for the three months ended August 31, 2013, an increase of 14.4%.  The increase in SG&A expenses was primarily due to the increase in employment related expenses.

RESEARCH AND DEVELOPMENT.  Research and development, or R&D, expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses.  R&D expenses increased to $1.0 million for the three months ended August 31, 2014 from $0.7 million for the three months ended August 31, 2013, an increase of 40.8%.  This increase was primarily attributable to increases in employment related expenses and project expenses of $0.1 million each.

INTEREST EXPENSE.  Interest expense was $14,000 for the three months ended August 31, 2014 compared with $4,000 for the three months ended August 31, 2013 primarily as a result of higher average borrowings on the line of credit.

OTHER INCOME (EXPENSE), NET.  Other income, net was $31,000 for the three months ended August 31, 2014, compared with other expense, net of $34,000 for the three months ended August 31, 2013.  The change between other income and other expense was due primarily to gains and losses realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

INCOME TAX BENEFIT.  Income tax benefit was $49,000 and $29,000 for the three months ended August 31, 2014 and 2013, respectively.  The income tax benefit for the three months ended August 31, 2014 and 2013 was due to the reversal of tax liabilities previously established under Financial Accounting Standards Board Interpretation No. 48, which were no longer required.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $0.2 million for the three months ended August 31, 2014, and net cash provided by operating activities was $0.2 million for the three months ended August 31, 2013. For the three months ended August 31, 2014, net cash used in operating activities was primarily the result of the net loss of $0.9 million, as well as decreases in accounts payable and customer deposits and deferred revenue of $0.3 million each, partially offset by a decrease in accounts receivable of $1.3 million.  The decrease in customer deposits and deferred revenue was primarily due to the shipments of customer orders with down payments.  The decrease in accounts payable was primarily due to lower expenditures associated with lower revenue.  The decrease in accounts receivable was primarily due to a decrease in revenues in the quarter ended August 31, 2014 compared to the three months ended May 31, 2014.  For the three months ended August 31, 2013, net cash provided by operating activities was primarily driven by the increase in customer deposits and deferred revenue of $0.4 million, partially offset by an increase in accounts receivable of $0.2 million.  The increase in customer deposits and deferred revenue was primarily due to the receipt of additional 30% down payments from certain customers.  The increase in accounts receivable was primarily due to an increase in revenues in the quarter ended August 31, 2013 compared to the three months ended May 31, 2013.

Net cash used in investing activities was $21,000 and $6,000 for the three months ended August 31, 2014 and 2013, respectively.  Net cash used in investing activities was due to purchases of property and equipment

Net cash provided by financing activities was $538,000 for the three months ended August 31, 2014 compared to net cash used in financing activities of $95,000 for the three months ended August 31, 2013.  Net cash provided by financing activities during the three months ended August 31, 2014 was primarily due to proceeds from the exercise of stock options of $315,000 and net borrowings under the line of credit of $223,000.  Net cash used by financing activities during the three months ended August 31, 2013 was primarily due to net repayments under the line of credit of $154,000, offset by $59,000 in proceeds from the exercise of stock options.

The effect of fluctuation in exchange rates used cash of $33,000 for the three months ended August 31, 2014 and provided cash of $40,000 for the three months ended August 31, 2013.  The change in cash used or provided was due to the fluctuation in the value of the dollar compared to foreign currencies.

As of August 31, 2014, the Company had working capital of $6.0 million.  Working capital consists of cash and cash equivalents, accounts receivable, inventory and other current assets, less current liabilities.

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

Based on the Company’s existing cash balance together with cash flows from operations, as well as funds available through the working capital credit facility, the Company anticipates that it may require additional equity or debt financing to meet its working capital requirements to support its new product initiatives  for fiscal 2015 and beyond and is taking steps to obtain such additional financing.  However, there can be no assurance that additional financing will be available when required, or if available, that such financing can be obtained on terms satisfactory to the Company.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has not entered into any off-balance sheet financing arrangements and has not established any variable interest entities.

OVERVIEW OF CONTRACTUAL OBLIGATIONS

On August 25, 2011, the Company entered into a working capital credit facility agreement allowing the Company to borrow up to $1.5 million based upon qualified U.S. based and foreign customer receivables, and export-related inventory.  On May 29, 2012 the credit agreement was amended to increase the borrowing limit to $2.0 million.  On September 11, 2012, the credit agreement was amended to increase the borrowing limit to $2.5 million.  On August 21, 2013 the credit agreement was further amended to extend the term of the agreement to August 22, 2014.  On August 22, 2014 the credit agreement was further amended to extend the term of the agreement to August 21, 2015.  As of August 31, 2014, the Company had drawn $1.0 million against the credit facility.  Refer to Note 11, “LINE OF CREDIT,” for further discussion of the credit agreement.

There have been no additional material changes in the composition, magnitude or other key characteristics of the Company's contractual obligations or other commitments as disclosed in the Company's Annual Report on Form 10-K for the year ended May 31, 2014.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company had no holdings of derivative financial or commodity instruments as of August 31, 2014 or May 31, 2014.

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

In prior years, in the face of a downturn in our business and a decline in our net sales, we implemented a variety of cost controls and restructured our operations with the goal of reducing our operating costs to position ourselves to more effectively meet the needs of the then weak market for test and burn-in equipment.  While we took significant steps in fiscal 2009 to minimize our expense levels and to increase the likelihood that we would have sufficient cash to support operations during the downturn, from fiscal 2009 through fiscal 2013 we experienced operating losses. Based on the Company’s existing cash balance together with cash flows from operations, as well as funds available through the working capital credit facility, the Company anticipates that it may require additional equity or debt financing to meet its working capital requirements  to support its new product initiatives for fiscal 2015 and beyond and is taking steps to obtain such additional financing.  However, there can be no assurance that additional financing will be available when required, or if available, that such financing can be obtained on terms satisfactory to the Company.

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

Aehr Test Systems
(Registrant)

Date: October 14, 2014	By:	/s/ GAYN ERICKSON
Gayn Erickson
President and Chief Executive Officer

Date: October 14, 2014		/s/ GARY L. LARSON
Gary L. Larson
Vice President of Finance and Chief Financial Officer

AEHR TEST SYSTEMS
INDEX TO EXHIBITS

Exhibit No.	Description

10.1(1)	Fourth Amendment to Loan and Security Agreement dated August 22, 2014 by and between Aehr Test Systems and Silicon Valley Bank.

10.2(1)	Fourth Amendment to Export-Import Bank Loan and Security Agreement dated August 22, 2014 by and between Aehr Test Systems and Silicon Valley Bank.

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

(1) Incorporated by reference to the same-numbered exhibit previously filed with the Company's Current Report on Form 8-K filed August 26, 2014.

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