Form 10-Q
period 2014-11-30
AEHR TEST SYSTEMS
filed 2015-01-13
CIK 1040470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 2014

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

(510) 623-9400
                 (Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐         No  ☒

     Number of shares of the registrant’s common stock, $0.01 par value, outstanding as of December 31, 2014 was 12,672,279.

AEHR TEST SYSTEMS

 FORM 10-Q

FOR THE QUARTER ENDED NOVEMBER 30, 2014

PART I.  FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	November 30,	May 31,
	2014	2014
		(1)
ASSETS
Current assets:
Cash and cash equivalents	$3,596	$1,809
Accounts receivable, net	1,352	3,390
Inventories	6,035	6,148
Prepaid expenses and other	359	326

Total current assets	11,342	11,673

Property and equipment, net	538	474
Other assets	94	78

Total assets	$11,974	$12,225

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Line of credit	$642	$777
Accounts payable	1,790	1,892
Accrued expenses	1,248	1,390
Customer deposits and deferred revenue, short-term	792	1,058

Total current liabilities	4,472	5,117

Income taxes payable	8	71
Deferred rent, net of current portion	--	8

Total liabilities	4,480	5,196

Aehr Test Systems shareholders' equity:
Common stock, $0.01 par value:
Authorized: 75,000 shares; Issued and outstanding: 12,667 shares and
11,203 shares at November 30, 2014 and
May 31, 2014, respectively	127	112
Additional paid-in capital	55,725	52,142
Accumulated other comprehensive income	2,373	2,488
Accumulated deficit	(50,713)	(47,692)

Total Aehr Test Systems shareholders' equity	7,512	7,050
Noncontrolling interest	(18)	(21)

Total shareholders' equity	7,494	7,029

Total liabilities and shareholders' equity	$11,974	$12,225

(1)  The condensed consolidated balance sheet at May 31, 2014 has been derived from the audited consolidated financial statements at that date.

               The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2014	2013	2014	2013

Net sales	$2,615	$4,950	$6,173	$8,702
Cost of sales	1,921	2,456	3,869	4,264
Gross profit	694	2,494	2,304	4,438

Operating expenses:
Selling, general and administrative	1,736	1,517	3,360	2,937
Research and development	1,105	798	2,064	1,479
Total operating expenses	2,841	2,315	5,424	4,416

(Loss) income from operations	(2,147)	179	(3,120)	22

Interest expense	(8)	(10)	(22)	(14)
Other income (expense), net	60	(30)	91	(64)

(Loss) income before income tax (expense) benefit	(2,095)	139	(3,051)	(56)

Income tax (expense) benefit	(19)	(2)	30	27
Net (loss) income	(2,114)	137	(3,021)	(29)
Less: Net income attributable to the noncontrolling interest	--	--	--	--

Net (loss) income attributable to Aehr Test Systems common shareolders	$(2,114)	$137	$(3,021)	$(29)

Net (loss) income per share – basic	$(0.18)	$0.01	$(0.26)	$(0.00)
Net (loss) income per share – diluted	$(0.18)	$0.01	$(0.26)	$(0.00)

Shares used in per share calculations:
Basic	11,724	10,806	11,557	10,721
Diluted	11,724	11,839	11,557	10,721

               The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2014	2013	2014	2013

Net (loss) income	$(2,114)	$137	$(3,021)	$(29)

Other comprehensive (loss) income, net of tax: Net change in cumulative translation adjustments	(76)	23	(112)	45

Total comprehensive (loss) income	(2,190)	160	(3,133)	16
Less: Comprehensive income (loss) attributable to the noncontrolling interest	2	--	3	(1)

Comprehensive (loss) income, attributable to Aehr Test Systems	$(2,192)	$160	$(3,136)	$17

               The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	November 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,021)	$(29)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	474	390
(Recovery of) provision for doubtful accounts	(31)	5
Loss on disposal of asset	--	9
Depreciation and amortization	61	95
Changes in operating assets and liabilities:
Accounts receivable	1,945	(58)
Inventories	119	(281)
Prepaid expenses and other	(55)	(146)
Accounts payable	125	711
Accrued expenses	(159)	(183)
Customer deposits and deferred revenue	(257)	16
Income taxes payable	(36)	(47)
Deferred rent	(8)	(47)
Net cash (used in) provided by operating activities	(843)	435

Cash flows from investing activities:
Purchases of property and equipment	(105)	(52)
Net cash used in investing activities	(105)	(52)

Cash flows from financing activities:
Line of credit repayments, net	(135)	(625)
Proceeds from issuance of common stock under private placement, net of issuance costs	2,574	--
Proceeds from issuance of common stock under employee plans	515	423

Net cash provided by (used in) financing activities	2,954	(202)

Effect of exchange rates on cash	(219)	(11)

Net increase in cash andcash equivalents	1,787	170

Cash and cash equivalents, beginning of period	1,809	2,324

Cash and cash equivalents, end of period	$3,596	$2,494

Supplemental disclosure of non-cash flow information:
Net change in capitalized share-based compensation	$36	$--

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

        PRINCIPLES OF CONSOLIDATION.  The condensed consolidated financial statements include the accounts of Aehr Test Systems and its subsidiaries (collectively, the "Company," "we," "us," and "our").  All significant intercompany balances have been eliminated in consolidation.  For the majority owned subsidiary, Aehr Test Systems Japan, we reflected the noncontrolling interest of the portion we do not own on our Consolidated Balance Sheets in Shareholders’ Equity and in the Consolidated Statements of Operations.

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

        SIGNIFICANT ACCOUNTING POLICIES.  The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2014.  There have been no changes in our significant accounting policies during the six months ended November 30, 2014.

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

The following table summarizes compensation costs related to the Company’s stock-based compensation for the three and six months ended November 30, 2014 and 2013 (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2014	2013	2014	2013
Stock-based compensation in the form of employee stock options and ESPP shares, included in:
Cost of sales	$16	$15	$30	$23
Selling, general and administrative	212	183	360	287
Research and development	49	49	84	80
Total stock-based compensation	$277	$247	$474	$390

        As of November 30, 2014, stock-based compensation costs of $60,000 were capitalized as part of inventory.  There were no stock-based compensation costs capitalized as part of inventory at November 30, 2013.

        During the three months ended November 30, 2014 and 2013, the Company recorded stock-based compensation related to stock options of $245,000 and $193,000, respectively.  During the six months ended November 30, 2014 and 2013, the Company recorded stock-based compensation related to stock options of $407,000 and $328,000, respectively.

        As of November 30, 2014, the total unrecognized stock-based compensation cost related to unvested stock-based awards under the Company’s 1996 Stock Option Plan and 2006 Equity Incentive Plan was approximately $1,749,000, which is net of estimated forfeitures of $4,000.  This cost will be amortized over the remaining service period of the underlying options.  The weighted average period is approximately 2.8 years.

        During the three months ended November 30, 2014 and 2013, the Company recorded stock-based compensation related to the ESPP of $32,000 and $54,000, respectively.  During the six months ended November 30, 2014 and 2013, the Company recorded stock-based compensation related to the ESPP of $67,000 and $62,000, respectively.

        As of November 30, 2014, the total compensation cost related to options to purchase the Company’s common stock under the ESPP but not yet recognized was approximately $148,000.  This cost will be amortized on a straight-line basis over a weighted average period of approximately 1.3 years.

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

        Fair Value.  The fair value of the Company’s stock options granted to employees for the three and six months ended November 30, 2014 and 2013 were estimated using the following weighted average assumptions in the Black-Scholes option valuation model:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2014	2013	2014	2013

Expected term (in years)	4	4	4	4
Volatility	0.90	0.94	0.91	0.95
Expected dividend	$0.00	$0.00	$0.00	$0.00
Risk-free interest rates	1.11%	0.95%	1.25%	1.40%
Estimated forfeiture rate	0.25%	0.25%	0.25%	0.25%
Weighted average grant date fair value	$1.32	$1.77	$1.64	$1.03

        The fair values of the ESPP shares granted for the three and six months ended November 30, 2014 and 2013 were estimated using the following weighted-average assumptions:

	Three and Six Months Ended	Three and Six Months Ended
	November 30, 2014	November 30, 2013

Expected Term (in years)	0.5-2.0	0.5-2.0
Volatility	0.55-0.83	0.86-1.00
Expected Dividend	$0.00	$0.00
Risk-free Interest Rates	0.04%-0.53%	0.04%-0.33%
Estimated Forfeiture Rate	0%	0%
Weighted Average Grant Date Fair Value	$1.47	$1.34

        The following table summarizes the stock option transactions during the three and six months ended November 30, 2014 (in thousands, except per share data):

		Outstanding Options
			Weighted
		Number	Average	Aggregate
	Available	of	Exercise	Intrinsic
	Shares	Shares	Price	Value
Balances, May 31, 2014	1,145	3,002	$1.31	$2,913

Options granted	(625)	625	$2.65
Options terminated	9	(9)	$1.27
Options exercised	--	(295)	$1.07

Balances, August 31, 2014	529	3,323	$1.59	$3,277

Additional shares reserved	860	--
Options granted	(140)	140	$2.06
Options terminated	10	(10)	$1.74
Options exercised	--	(35)	$1.62

Balances, November 30, 2014	1,259	3,418	$1.61	$3,657

Options fully vested and expected to vest at November 30, 2014		3,350	$1.61	$3,584

Options exercisable at November 30, 2014		1,928	$1.29	$2,435

        The options outstanding and exercisable at November 30, 2014 were in the following exercise price ranges (in thousands, except per share data):

	Options Outstanding			Options Exercisable
	at November 30, 2014			at November 30, 2014
Range of Exercise Prices	Number Outstanding Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.59-$0.97	680	4.34	$0.70	561	4.39	$0.72
$1.09-$1.40	1,327	4.47	$1.28	737	4.06	$1.28
$1.73-$2.06	547	3.58	$1.92	372	2.21	$1.91
$2.15-$2.71	864	6.18	$2.63	258	4.99	$1.68
$0.59-$2.71	3,418	4.74	$1.61	1,928	3.92	$1.29	$$2,435

        The total intrinsic value of options exercised during the three and six months ended November 30, 2014 was $29,000 and $435,000, respectively.  The total intrinsic value of options exercised during the three and six months ended November 30, 2013 was $110,000 and $153,000, respectively.  The weighted average remaining contractual life of the options exercisable and expected to be exercisable at November 30, 2014 was 4.74 years.

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

        The following table presents the computation of basic and diluted net (loss) income per share attributable to Aehr Test Systems common shareholders (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2014	2013	2014	2013

Numerator: Net (loss) income	$(2,114)	$137	$(3,021)	$(29)

Denominator for basic net (loss) income per share:
Weighted-average shares outstanding	11,724	10,806	11,557	10,721

Shares used in basic net (loss) income per share calculation	11,724	10,806	11,557	10,721
Effect of dilutive securities	--	1,033	--	--

Denominator for diluted net (loss) income
per share	11,724	11,839	11,557	10,721

Basic net (loss) income per share	$(0.18)	$0.01	$(0.26)	$(0.00)
Diluted net (loss) income per share	$(0.18)	$0.01	$(0.26)	$(0.00)

        For the purpose of computing diluted earnings per share, weighted average potential common shares do not include stock options with an exercise price greater than the average fair value of the Company’s common stock for the period, as the effect would be anti-dilutive.  Stock options to purchase 3,418,000 shares of common stock and ESPP rights to purchase 175,000 ESPP shares were outstanding at November 30, 2014, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive.  In the three months ended November 30, 2014 and the six months ended November 30, 2014 and 2013 potential common shares have not been included in the calculation of diluted net loss per share as the effect would be anti-dilutive.  As such, the numerator and the denominator used in computing both basic and diluted net loss per share for these periods are the same.  Stock options to purchase 262,998 shares of common stock were outstanding at November 30, 2013, but were not included in the computation of diluted net income per share, because the inclusion of such shares would be anti-dilutive.

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

        The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of November 30, 2014 (in thousands):

	Balance as of
	November 30, 2014	Level 1	Level 2	Level 3
Money market funds	$500	$500	$--	$--
Certificate of deposit	50	--	50	--
Assets	$550	$500	$50	$--

Liabilities	$--	$--	$--	$--

        The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2014 (in thousands):

	Balance as of
	May 31, 2014	Level 1	Level 2	Level 3
Money market funds	$477	$477	$--	$--
Certificate of deposit	50	--	50	--
Assets	$527	$477	$50	$--

Liabilities	$--	$--	$--	$--

        There were no transfers between Level 1 and Level 2 fair value measurements during the three and six months ended November 31, 2014 and 2013.

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

5.  ACCOUNTS RECEIVABLE, NET

    Accounts receivable represents customer trade receivables and is presented net of allowances for doubtful accounts of $20,000 at November 30, 2014 and $51,000 at May 31, 2014.  Accounts receivable are derived from the sale of products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies.  The Company’s allowance for doubtful accounts is based upon historical experience and review of trade receivables by aging category to identify specific customers with known disputes or collection issues.  Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received.

6.  INVENTORIES

        Inventories are comprised of the following (in thousands):

	November 30,	May 31,
	2014	2014
Raw materials and sub-assemblies	$3,187	$3,348
Work in process	2,617	2,585
Finished goods	231	215
	$6,035	$6,148

7.  SEGMENT INFORMATION

        The Company operates in one reportable segment: the design, manufacture and marketing of advanced test and burn-in products to the semiconductor manufacturing industry.

        The following presents information about the Company’s operations in different geographic areas.  Net sales are based upon ship-to location (in thousands).

	United
	States	Asia	Europe	Total
Three months ended November 30, 2014:
Net sales	$707	$1,780	$128	$2,615
Property and equipment, net	488	35	15	538

Six months ended November 30, 2014:
Net sales	$2,370	$2,866	$937	$6,173
Property and equipment, net	488	35	15	538

Three months ended November 30, 2013:
Net sales	$2,881	$1,608	$461	$4,950
Property and equipment, net	206	42	1	249

Six months ended November 30, 2013:
Net sales	$4,219	$3,924	$559	$8,702
Property and equipment, net	206	42	1	249

        The Company’s Japanese and German subsidiaries primarily comprise the foreign operations.  Substantially all of the sales of the subsidiaries are made to unaffiliated Japanese or European customers.  Net sales from outside the United States include those of Aehr Test Systems Japan K.K. and Aehr Test Systems GmbH.

        Sales to the Company’s five largest customers accounted for approximately 94% and 91% of its net sales in the three and six months ended November 30, 2014, respectively.  Three customers accounted for approximately 53%, 23% and 13% of the Company’s net sales in the three months ended November 30, 2014. Five customers accounted for approximately 43%, 14%, 13%, 12% and 10% of the Company’s net sales in the six months ended November 30, 2014.  Sales to the Company’s five largest customers accounted for approximately 96% and 95% of its net sales in the three and six months ended November 30, 2013, respectively.  Two customers accounted for approximately 43% each of the Company’s net sales in the three months ended November 30, 2013.  Two customers accounted for approximately 52% and 36% of the Company’s net sales in the six months ended

November 30, 2013.  No other customers represented more than 10% of the Company’s net sales for either fiscal 2014 or fiscal 2013.

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

        The following is a summary of changes in the Company's liability for product warranties during the three and six months ended November 30, 2014 and 2013 (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2014	2013	2014	2013

Balance at the beginning of the period	$168	$226	$223	$222

Accruals for warranties issued during the period	66	62	98	154

Settlement made during the period (in cash or in kind)	(85)	(80)	(172)	(168)

Balance at the end of the period	$149	$208	$149	$208

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

10. CUSTOMER DEPOSITS AND DEFERRED REVENUE, SHORT-TERM

        Customer deposits and deferred revenue, short-term (in thousands):

	November 30,	May 31,
	2014	2014
Customer deposits	$680	$871
Deferred revenue, short-term	112	187
	$792	$1,058

11. LINE OF CREDIT

        On August 25, 2011, the Company entered into a working capital credit facility agreement allowing the Company to borrow up to $1.5 million based upon qualified accounts receivable, and export-related inventory. On May 29, 2012, the credit agreement was amended to increase the borrowing limit to $2.0 million.  On September 11, 2012, the Company entered into the second amendment to the Loan and Security Agreement to increase the borrowing limit under the credit facility from $2.0 million to $2.5 million.  On August 21, 2013, the Company entered into the Third Amendment to Loan and Security Agreement to extend the term of the agreement to August 22, 2014.  Under the terms of the amendment to the line of credit, the lender will also have a security interest in the Company’s intellectual property.  On August 22, 2014, the Company entered into the Fourth Amendment to Loan and Security Agreement to extend the term of the agreement to August 21, 2015.  The line of credit is collateralized by all of the Company’s assets.  Each account receivable financed by the lender will bear an annual interest rate or finance charge equal to the greater of the lender's prime rate less 0.5%, or 3.50%, if the Company meets certain borrowing base requirements. If the Company does not meet the borrowing base requirements, each account receivable financed by the lender will bear an annual interest rate or finance charge equal to the greater of the lender's prime rate plus 0.75%, or 4.75%.  The applicable interest is calculated based on the full amount of the account receivable and export-related inventory provided as collateral for the actual amounts borrowed.  Depending on the composition of the collateral items, whether or not the Company meets certain borrowing base requirements and the relative cash position of the Company, the equivalent annual interest rate applied to the actual loan balances may vary from 3.89% to 8.94%, assuming that the bank’s prime rate is 4.00% or less.  At November 30, 2014, the weighted average interest rate on the outstanding loan balance was 3.889%.  The average loan balance for the three and six months ending November 30, 2014 was $713,000 and $775,000, respectively.  At November 30, 2014, the Company had drawn $642,000 against the credit facility.  The balance available to borrow under the line at November 30, 2014 was $218,000.  The Company was in compliance with all covenants at November 30, 2014.

12. SALES OF EQUITY SECURITIES

During the second quarter of fiscal 2015 the Company sold 1,065,029 shares of its common stock in a private placement transaction with certain directors and officers of the Company and other accredited investors.  The private placement resulted in net proceeds to the Company of $2,574,000 and closed on November 26, 2014.

13. RECENT ACCOUNTING PRONOUNCEMENTS

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

        The Company’s net sales consist primarily of sales of systems, WaferPak contactor, test fixtures, die carriers, upgrades and spare parts, revenues from service contracts, and engineering development charges.  The Company's selling arrangements may include contractual customer acceptance provisions, which are mostly deemed perfunctory or inconsequential, and installation of the product occurs after shipment and transfer of title.

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

        There have been no material changes to our critical accounting policies and estimates during the six months ended November 30, 2014 compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2014.

RESULTS OF OPERATIONS

        The following table sets forth items in the Company’s unaudited condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2014	2013	2014	2013

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.5	49.6	62.7	49.0
Gross profit	26.5	50.4	37.3	51.0

Operating expenses:
Selling, general and administrative	66.4	30.6	54.4	33.8
Research and development	42.3	16.1	33.4	17.0

Total operating expenses	108.7	46.7	87.8	50.8

(Loss) income from operations	(82.2)	3.7	(50.5)	0.2

Interest expense	(0.3)	(0.2)	(0.4)	(0.1)
Other income (expense), net	2.4	(0.7)	1.5	(0.7)

(Loss) income before income tax (expense) benefit	(80.1)	2.8	(49.4)	(0.6)

Income tax (expense) benefit	(0.7)	--	0.5	0.3
Net (loss) income	(80.8)	2.8	(48.9)	(0.3)
Less: Net income attributable to the noncontrolling interest	--	--	--	--

Net (loss) income attributable to Aehr Test Systems common shareholders	(80.8)%	2.8%	(48.9)%	(0.3)%

THREE MONTHS ENDED NOVEMBER 30, 2014 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2013

        NET SALES.  Net sales decreased to $2.6 million for the three months ended November 30, 2014 from $5.0 million for the three months ended November 30, 2013, a decrease of 47.2%.  The decrease in net sales for the three months ended November 30, 2014 resulted primarily from the decreases in net sales of both the Company’s wafer-level products and Test During Burn-in (TDBI) products.  Net sales of the Company’s wafer-level products for the three months ended November 30, 2014 were $0.5 million, and decreased approximately $2.1 million from the three months ended November 30, 2013.  Net sales of the TDBI products for the three months ended November 30, 2014 were $2.1 million, and decreased approximately $0.2 million from the three months ended November 30, 2013.

        GROSS PROFIT.  Gross profit consists of net sales less cost of sales.  Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations.  Gross profit decreased to $0.7 million for the three months ended November 30, 2014 from $2.5 million for the three months ended November 30, 2013, a decrease of 72.2%.  Gross profit margin decreased to 26.5% for the three months ended November 30, 2014 from 50.4% for the three months ended November 30, 2013.  Of the 23.9% difference in gross profit margin, approximately one-half of the difference is due to shipment of a higher level of previously written down parts in the three months ended November 30, 2013 and about one-third of the difference is due to a higher level of inventory reserves recorded in the three months ended November 30, 2014.

        SELLING, GENERAL AND ADMINISTRATIVE.  Selling, general and administrative, or SG&A, expenses consist primarily of salaries and related costs of employees, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses increased to $1.7 million for the three months ended November 30, 2014 from $1.5 million for the three months ended November 30, 2013, an increase of 14.4%.  The increase in SG&A expenses was primarily due to the increase in employment related expenses.

        RESEARCH AND DEVELOPMENT.  Research and development, or R&D, expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses increased to $1.1 million for the three months ended November 30, 2014 from $0.8 million for the three months ended November 30, 2013, an increase of 38.5%.  Lower R&D expenses in the three months ended November 30, 2013 were primarily due to the transfer of $0.3 million of R&D expenditures, related to non-recurring engineering milestones, into cost of goods sold and prepaid expenses.

        INTEREST EXPENSE.  Interest expense decreased to $8,000 for the three months ended November 30, 2014 from $10,000 for the three months ended November 30, 2013 primarily as a result of lower borrowings on the line of credit.

        OTHER INCOME (EXPENSE), NET.  Other income, net was $60,000 for the three months ended November 30, 2014, compared with other expense, net of $30,000 for the three months ended November 30, 2013.  The change between other income and other expense was due primarily to gains or losses realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

        INCOME TAX (EXPENSE) BENEFIT.  Income tax expenses were $19,000 and $2,000 for the three months ended November 30, 2014 and 2013, respectively.

SIX MONTHS ENDED NOVEMBER 30, 2014 COMPARED TO SIX MONTHS ENDED NOVEMBER 30, 2013

        NET SALES.  Net sales decreased to $6.2 million for the six months ended November 30, 2014 from $8.7 million for the six months ended November 30, 2013, a decrease of 29.1%.  The decrease in net sales for the six months ended November 30, 2014 resulted primarily from the decreases in net sales of both the

Company’s Test During Burn-in (TDBI) products and wafer-level products.  Net sales of the TDBI products for the six months ended November 30, 2014 were $3.5 million, and decreased approximately $1.4 million from the six months ended November 30, 2013.  Net sales of the Company’s wafer-level products for the six months ended November 30, 2014 were $2.4 million, and decreased approximately $1.2 million from the six months ended November 30, 2013.

        GROSS PROFIT.  Gross profit decreased to $2.3 million for the six months ended November 30, 2014 from $4.4 million for the six months ended November 30, 2013, a decrease of 48.1%.  Gross profit margin decreased to 37.3% for the six months ended November 30, 2014 from 51.0% for the six months ended November 30, 2013.  The higher gross profit margin for the six months ended November 30, 2013 was primarily the result of the sale of systems containing previously reserved inventory.

        SELLING, GENERAL AND ADMINISTRATIVE.  SG&A expenses increased to $3.4 million for the six months ended November 30, 2014 from $2.9 million for the six months ended November 30, 2013, an increase of 14.4%.  The increase in SG&A expenses was primarily due to increases of $0.3 million in employment related expenses and $0.1 million in shareholder relation expenses.

        RESEARCH AND DEVELOPMENT.  R&D expenses increased to $2.1 million for the six months ended November 30, 2014 from $1.5 million for the six months ended November 30, 2013, an increase of 39.6%. Lower R&D expenses in the six months ended November 30, 2013 were primarily due to the transfer of $0.4 million R&D expenditures, related to non-recurring engineering milestones, into cost of goods sold and prepaid expenses.

        INTEREST EXPENSE.  Interest expense increased to $22,000 for the six months ended November 30, 2014 from $14,000 for the six months ended November 30, 2013 primarily as a result of increased borrowings on the line of credit.

        OTHER INCOME (EXPENSE), NET.  Other income, net was $91,000 for the six months ended November 30, 2014, compared with other expense, net of $64,000 for the six months ended November 30, 2013.  The change between other income and other expense was due primarily to gains or losses realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

        INCOME TAX (EXPENSE) BENEFIT.  Income tax benefit was $30,000 and $27,000 for the six months ended November 30, 2014 and 2013, respectively.  The income tax benefit was due to the reversal of tax liabilities previously established under Financial Accounting Standards Board Interpretation No. 48, which were no longer required.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operating activities was $0.8 million for the six months ended November 30, 2014 and net cash provided by operating activities was $0.4 million for the six months ended November 30, 2013.  For the six months ended November 30, 2014, net cash used in operating activities was primarily the result of the net loss of $3.0 million as adjusted to exclude the effect of non-cash charges including stock-based compensation expense of $0.5 million and depreciation and amortization of $0.1 million, as well as a decrease in accounts receivable of $1.9 million.  The decrease in accounts receivable was primarily due to a decrease in sales.  For the six months ended November 30, 2013, net cash provided by operating activities was primarily due to the increase in accounts payable of $0.7 million and the exclusion of the effect of non-cash charges of stock-based compensation expense of $0.4 million, partially offset by an increase in inventories of $0.3 million and a decrease in accrued expenses of $0.2 million.  The increases in accounts payable and inventories were due primarily to inventory purchases to support future shipments.  The decrease in accrued expenses was primarily from the decrease in sales commission accrual.

        Net cash used in investing activities was $105,000 and $52,000 for the six months ended November 30, 2014 and 2013, respectively. Net cash used in investing activities was due to the purchases of property and equipment.

Financing activities provided cash of $3.0 million for the six months ended November 30, 2014 and used cash of $0.2 million for the six months ended November 30, 2013.  Net cash provided by financing activities during the six months ended November 30, 2014 was due primarily to the sale of $2.6 million of our common stock in a private placement transaction with certain directors and officers of the Company and other accredited investors that closed on November 26, 2014 and $0.5 million in proceeds from the issuance of common stock under employee plans.  Net cash used in financing activities during the six months ended November 30, 2013 was due primarily to the net repayments under the line of credit of $0.6 million, offset by $0.4 million in proceeds from the exercise of stock options.

      The effect of fluctuation in exchange rates used cash of $219,000 for the six months ended November 30, 2014 and $11,000 for the six months ended November 30, 2013.  The change in cash used was due to the fluctuation in the value of the dollar compared to foreign currencies.

      As of November 30, 2014, the Company had working capital of $6.9 million.  Working capital consists of cash and cash equivalents, accounts receivable, inventory and other current assets, less current liabilities.

      The Company leases its manufacturing and office space under operating leases.  The Company entered into a non-cancelable operating lease agreement for its United States manufacturing and office facilities, which was renewed in November, 2014 and expires in June, 2018.  Under the lease agreement, the Company is responsible for payments of utilities, taxes and insurance.

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

OVERVIEW OF CONTRACTUAL OBLIGATIONS

      On August 25, 2011, the Company entered into a working capital credit facility agreement allowing the Company to borrow up to $1.5 million based upon qualified U.S. based and foreign customer receivables, and export-related inventory.  On May 29, 2012 the credit agreement was amended to increase the borrowing limit to $2.0 million.  On September 11, 2012, the credit agreement was amended to increase the borrowing limit to $2.5 million.  On August 21, 2013 the credit agreement was further amended to extend the term of the agreement to August 22, 2014.  On August 22, 2014 the credit agreement was further amended to extend the term of the agreement to August 21, 2015.  As of November 30, 2014, the Company had drawn $0.6 million against the credit facility.  Refer to Note 11, “LINE OF CREDIT,” for further discussion of the credit agreement.

          The only material changes in the composition, magnitude or other key characteristics of the Company's contractual obligations or other commitments as disclosed in the Company's Annual Report on Form 10-K for the year ended May 31, 2014 was the extension of the lease signed on November 7, 2014.

        Minimum annual rentals payments under non-cancellable operating leases in each of the next five fiscal years and thereafter are as follows (in thousands):

Years Ending May 31,
2015	$623
2016	468
2017	466
2018	469
2019	39
Thereafter	--
Total	$2,065

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        The Company had no holdings of derivative financial or commodity instruments as of November 30, 2014 or May 31, 2014.

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

        Turmoil in the international financial markets has resulted, and may result in the future, in dramatic currency devaluations, stock market declines,

restriction of available credit and general financial weakness.  In addition, flash, DRAM and other memory device prices have historically declined, and will likely do so again in the future.  These developments may affect us in several ways.  We believe that many international semiconductor manufacturers limited their capital spending in calendar 2012 and 2013, and that the uncertainty of the semiconductor market may cause some manufacturers in the future to further delay capital spending plans.  Economic conditions may also affect the ability of our customers to meet their payment obligations, resulting in cancellations or deferrals of existing orders and limiting additional orders.  In addition, some governments have subsidized portions of fabrication facility construction, and financial turmoil may reduce these governments’ willingness to continue such subsidies.  Such developments could have a material adverse effect on our business, financial condition and results of operations.

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

The semiconductor equipment industry is intensely competitive.  In each of the markets it serves, the Company faces competition from established competitors and potential new entrants, many of which have greater financial, engineering, manufacturing and marketing resources than the Company.

        The Company’s FOX full wafer contact systems face competition from larger systems manufacturers that have significant technological know-how and manufacturing capability.  The Company’s ABTS TDBI systems have faced and are expected to continue to face increasingly severe competition, especially from several regional, low-cost manufacturers and from systems manufacturers that offer higher power dissipation per device under test.  Some users of such systems, such as independent test labs, build their own burn-in systems, while others, particularly large IC manufacturers in Asia, acquire burn-in systems from captive or affiliated suppliers.  The Company’s WaferPak products are facing and are expected to face increasing competition.  Several companies have developed or are developing full-wafer and single-touchdown probe cards.  The Company’s test fixture products face numerous regional competitors.  There are limited barriers to entry into the burn-in board, or BIB, market, and as a result, many companies design and manufacture BIBs, including BIBs for use with the Company’s ABTS systems.  The Company expects that its DiePak products will face significant competition.  The Company believes that several companies have developed or are developing products which are intended to enable test and burn-in of bare die.

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

Our stock price may fluctuate.

        The price of our common stock has fluctuated in the past and may fluctuate significantly in the future.  We believe that factors such as announcements of developments related to our business, fluctuations in our operating results, general conditions in the semiconductor and semiconductor equipment industries as well as the worldwide economy, announcement of technological innovations, new systems or product enhancements by us or our competitors, fluctuations in the level of cooperative development funding, acquisitions, changes in governmental regulations, developments in patents or other intellectual property rights and changes in our relationships with customers and suppliers could cause the price of our common stock to fluctuate substantially.  In addition, in recent years the stock market in general, and the market for small capitalization and high technology stocks in particular, have experienced extreme price fluctuations which have often been unrelated to the operating performance of the affected companies.  Such fluctuations could adversely affect the market price of our common stock.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None except as previously reported on our Current Report on Form 8-K filed November 28, 2014.

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

Aehr Test Systems
(Registrant)

Date: January 13, 2015	By:	/s/ Gayn Erickson
Gayn Erickson
President and Chief Executive Officer

Date: January 13, 2015	By:	/s/ Gary L. Larson
Gary L. Larson
Vice President of Finance and Chief Financial Officer

AEHR TEST SYSTEMS
INDEX TO EXHIBITS

Exhibit No	Description

10.1(1)	Second Amendment dated November 7, 2014 by and between Aehr Test Systems and CWCA Scott Creek 28, L.L.C. for facilities located at 400 Kato Terrace, Fremont, California.

10.2(2)	Common Stock Purchase Agreement by and among the Company and the Investors (defined therein), dated as of November 24, 2014.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to the same-numbered exhibit previously filed with the Company's Current Report on Form 8-K filed November 12, 2014.

(2) Incorporated by reference to the exhibit 10.1 previously filed with the Company's Current Report on Form 8-K filed November 26, 2014.

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