Form 10-Q
period 2015-02-28
AEHR TEST SYSTEMS
filed 2015-04-14
CIK 1040470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 28, 2015

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑       No  ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).          Yes  ☑        No☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐           No    ☑

     Number of shares of the registrant’s common stock, $0.01 par value, outstanding as of March 31, 2015 was 12,709,054.

AEHR TEST SYSTEMS

FORM 10-Q

 FOR THE QUARTER ENDED FEBRUARY 28, 2015

 INDEX

PART I.  FINANCIAL INFORMATION

PART I.  FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

AEHR TEST SYSTEMS
 CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
 (unaudited)

	February 28,	May 31,
	2015	2014
		(1)
ASSETS
Current assets:
Cash and cash equivalents	$2,274	$1,809
Accounts receivable, net	597	3,390
Inventories	6,854	6,148
Prepaid expenses and other	428	326

Total current assets	10,153	11,673

Property and equipment, net	502	474
Other assets	94	78

Total assets	$10,749	$12,225

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Line of credit	$115	$777
Accounts payable	1,631	1,892
Accrued expenses	1,375	1,390
Customer deposits and deferred revenue	1,712	1,058

Total current liabilities	4,833	5,117

Income taxes payable	8	71
Deferred rent, net of current portion	--	8

Total liabilities	4,841	5,196

Aehr Test Systems shareholders' equity:
Common stock, $0.01 par value: Authorized: 75,000 shares;
Issued and outstanding: 12,695 shares and 11,203 shares at February 28, 2015 and May 31, 2014, respectively	127	112
Additional paid-in capital	55,976	52,142
Accumulated other comprehensive income	2,262	2,488
Accumulated deficit	(52,439)	(47,692)

Total Aehr Test Systems shareholders' equity	5,926	7,050
Noncontrolling interest	(18)	(21)

Total shareholders' equity	5,908	7,029

Total liabilities and shareholders' equity	$10,749	$12,225

(1) The condensed consolidated balance sheet at May 31, 2014 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2015	2014	2015	2014

Net sales	$2,027	$5,612	$8,200	$14,314
Cost of sales	1,175	2,742	5,044	7,006
Gross profit	852	2,870	3,156	7,308

Operating expenses:
Selling, general and administrative	1,584	1,701	4,944	4,638
Research and development	1,031	907	3,095	2,386
Total operating expenses	2,615	2,608	8,039	7,024

(Loss) income from operations	(1,763)	262	(4,883)	284

Interest expense	(7)	(7)	(29)	(21)
Other income (expense), net	110	(21)	201	(85)

(Loss) income before income tax (expense) benefit	(1,660)	234	(4,711)	178

Income tax (expense) benefit	(66)	(22)	(36)	5
Net (loss) income	(1,726)	212	(4,747)	183
Less: Net income attributable to the noncontrolling interest	--	--	--	--
Net (loss) income attributable to Aehr Test Systems common shareholders	$(1,726)	$212	$(4,747)	$183

Net (loss) income per share – basic	$(0.14)	$0.02	$(0.40)	$0.02
Net (loss) income per share – diluted	$(0.14)	$0.02	$(0.40)	$0.02

Shares used in per share calculations:
Basic	12,677	10,982	11,931	10,807
Diluted	12,677	12,277	11,931	11,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2015	2014	2015	2014

Net (loss) income	$(1,726)	$212	$(4,747)	$183

Other comprehensive (loss) income, net of tax: Net change in cumulative translation adjustment	(111)	14	(223)	59

Total comprehensive (loss) income	(1,837)	226	(4,970)	242
Less: Comprehensive income (loss) attributable to the noncontrolling interest	--	--	3	(1)

Comprehensive (loss) income, attributable to Aehr Test Systems	$(1,837)	$226	$(4,973)	$243

               The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	February 28,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(4,747)	$183
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation expense	693	625
(Recovery of) provision for doubtful accounts	(44)	13
Gain on disposal of fixed asset	--	(41)
Depreciation and amortization	98	119
Changes in operating assets and liabilities:
Accounts receivable	2,584	(685)
Inventories	(706)	(546)
Prepaid expenses and other	(129)	(123)
Accounts payable	6	1,075
Accrued expenses	(71)	8
Customer deposits and deferred revenue	663	(691)
Income taxes payable	21	(35)
Deferred rent	(8)	(71)
Net cash used in operating activities	(1,640)	(169)

Cash flows from investing activities:
Purchases of property and equipment	(106)	(154)
Proceeds from sales of property and equipment	--	50
Net cash used in investing activities	(106)	(104)

Cash flows from financing activities:
Line of credit repayments, net	(662)	(695)
Proceeds from issuance of common stock under private placement, net of issuance costs	2,574	--
Proceeds from issuance of common stock under employee plans	553	502
Net cash provided by (used in) financing activities	2,465	(193)

Effect of exchange rates on cash	(254)	(12)

Net increase (decrease) in cash and cash equivalents	465	(478)

Cash and cash equivalents, beginning of period	1,809	2,324

Cash and cash equivalents, end of period	$2,274	$1,846

Supplemental disclosure of non-cash flow information:
Net change in capitalized share-based compensation	$29	$-

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

    SIGNIFICANT ACCOUNTING POLICIES.  The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2014.  There have been no changes in our significant accounting policies during the nine months ended February 28, 2015.

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

    The following table summarizes compensation costs related to the Company’s stock-based compensation for the three and nine months ended February 28, 2015 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2015	2014	2015	2014
Stock-based compensation in the form of employee stock options and ESPP shares, included in:
Cost of sales	$17	$10	$47	$33
Selling, general and administrative	148	184	508	471
Research and development	54	41	138	121
Total stock-based compensation	$219	$235	$693	$625

    As of February 28, 2015, stock-based compensation costs of $53,000 were capitalized as part of inventory.  There were no stock-based compensation costs capitalized as part of inventory at February 28, 2014.

    During the three months ended February 28, 2015 and 2014, the Company recorded stock-based compensation related to stock options of $183,000 and $205,000, respectively.  During the nine months ended February 28, 2015 and 2014, the Company recorded stock-based compensation related to stock options of $589,000 and $533,000, respectively.

    As of February 28, 2015, the total unrecognized stock-based compensation cost related to unvested stock-based awards under the Company’s 1996 Stock Option Plan and 2006 Equity Incentive Plan was approximately $1,540,000, which is net of estimated forfeitures of $4,000.  This cost will be amortized over the remaining service period of the underlying options.  The weighted average service period is approximately 2.7 years.

    During the three months ended February 28, 2015 and 2014, the Company recorded stock-based compensation related to the ESPP of $37,000 and $30,000, respectively.  During the nine months ended February 28, 2015 and 2014, the Company recorded stock-based compensation related to the ESPP of $104,000 and $92,000, respectively.

    As of February 28, 2015, the total compensation cost related to options to purchase the Company’s common stock under the ESPP but not yet recognized was approximately $111,000.  This cost will be amortized on a straight-line basis over a weighted average service period of approximately 1.2 years.

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

    Fair Value.  The fair value of the Company’s stock options granted to employees for the three months ended February 28, 2015, and the nine months ended February 28, 2015 and 2014 were estimated using the following weighted average assumptions in the Black-Scholes option valuation model:

	Three Months Ended	Nine Months Ended
	February 28,	February 28,

	2015	2015	2014

Option plan shares
Expected term (in years)	4	4	4
Volatility	0.90	0.91	0.95
Expected dividend	$0.00	$0.00	$0.00
Risk-free interest rates	1.16%	1.25%	1.40%
Estimated forfeiture rate	0.25%	0.25%	0.25%
Weighted average grant date fair value	$1.62	$1.64	$1.03

There were no options granted during the three months ended February 28, 2014.

The fair values of the ESPP purchase rights granted for the nine months ended February 28, 2015 and 2014 were estimated using the following weighted-average assumptions:

	Nine Months Ended
	February 28,

Employee stock purchase plan purchase rights	2015	2014
Expected term (in years)	0.5-2.0	0.5-2.0
Volatility	0.55-0.83	0.86-1.00
Expected dividend	$0.00	$0.00
Risk-free interest rates	0.04%-0.53%	0.04%-0.33%
Estimated forfeiture rate	0%	0%
Weighted average grant date fair value	$1.47	$1.34

    There were no ESPP purchase rights granted during the three months ended February 28, 2015 and 2014.  During the nine months ended February 28, 2015 and 2014, ESPP purchase rights of 170,000 and 163,000 shares, respectively, were granted.  There were no ESPP shares issued during the three months ended February 28, 2015 and 2014.  Total ESPP shares issued during the nine months ended February 28, 2015 and 2014 were 43,000 shares and 75,000 shares, respectively.  As of February 28, 2015 there were 311,000 ESPP shares available for issuance.

    The following table summarizes the stock option transactions during the three and nine months ended February 28, 2015 (in thousands, except per share data):

		Outstanding Options
			Weighted
		Number	Average	Aggregate
	Available	of	Exercise	Intrinsic
	Shares	Shares	Price	Value
Balances, May 31, 2014	1,145	3,002	$1.31	$2,913

Options granted	(625)	625	$2.65
Options terminated	9	(9)	$1.27
Options exercised	--	(295)	$1.07

Balances, August 31, 2014	529	3,323	$1.59	$3,277

Additional shares reserved	860	--
Options granted	(140)	140	$2.06
Options terminated	10	(10)	$1.74
Options exercised	--	(35)	$1.62

Balances, November 30, 2014	1,259	3,418	$1.61	$3,657

Options granted	(35)	35	$2.54
Options terminated	24	(24)	$2.06
Options exercised	--	(27)	$1.56

Balances, February 28, 2015	1,248	3,402	$1.61	$3,534

Options fully vested and expected to vest at February 28, 2015		3,334	$1.61	$3,463

Options exercisable at February 28, 2015		2,098	$1.43	$2,551

    The options outstanding and exercisable at February 28, 2015 were in the following exercise price ranges (in thousands, except per share data):

	Options Outstanding			Options Exercisable
	at February 28, 2015			at February 28, 2015
Range of Exercise Prices	Number Outstanding Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.59-$0.97	680	4.10	$0.70	586	4.14	$0.72
$1.09-$1.40	1,311	4.23	$1.28	807	3.86	$1.28
$1.73-$2.06	512	3.25	$1.91	409	2.55	$1.92
$2.15-$2.71	899	5.96	$2.62	296	4.96	$2.56
$0.59-$2.71	3,402	4.51	$1.61	2,098	3.84	$1.43	$$2,551

    The total intrinsic value of options exercised during the three and nine months ended February 28, 2015 was $30,000 and $466,000, respectively.  The total intrinsic value of options exercised during the three and nine months ended February 28, 2014 was $162,000 and $315,000, respectively.  The weighted average remaining contractual life of the options exercisable and expected to be exercisable at February 28, 2015 was 4.51 years.

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

    The following table presents the computation of basic and diluted net (loss) income per share attributable to Aehr Test Systems common shareholders (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2015	2014	2015	2014

Numerator: Net (loss) income	$(1,726)	$212	$(4,747)	$183

Denominator for basic net (loss) income per share:
Weighted-average shares outstanding	12,677	10,982	11,931	10,807

Shares used in basic net (loss) income per share calculation	12,677	10,982	11,931	10,807
Effect of dilutive securities	--	1,295	--	776

Denominator for diluted net (loss) income per share	12,677	12,277	11,931	11,583

Basic net (loss) income per share	$(0.14)	$0.02	$(0.40)	$0.02

Diluted net (loss) income per share	$(0.14)	$0.02	$(0.40)	$0.02

    For the purpose of computing diluted earnings per share, weighted average potential common shares do not include stock options with an exercise price greater than the average fair value of the Company’s common stock for the period, as the effect would be anti-dilutive.  Stock options to purchase 3,402,000 shares of common stock and ESPP rights to purchase 175,000 ESPP shares were outstanding for the three months ending February 28, 2015, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive.  Stock options to purchase 3,381,000 shares of common stock and ESPP rights to purchase 160,000 ESPP shares were outstanding for the nine months ending February 28, 2015, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive.  In the three and nine months ended February 28, 2015, potential common shares have not been included in the calculation of diluted net loss per share as the effect would be anti-dilutive.  As such, the numerator and the denominator used in computing both basic and diluted net loss per share for these periods are the same.  Stock options to purchase 192,000 shares of common stock and ESPP rights to purchase 177,000 ESPP shares were outstanding for the three months ending February 28, 2014, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive.  Stock options to purchase 370,000 shares of common stock and ESPP rights to purchase 177,000 ESPP shares were outstanding for the nine months ending February 28, 2014, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive.

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

    The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of February 28, 2015 (in thousands):

	Balance as of
	February 28,
	2015	Level 1	Level 2	Level 3
Money market funds	$500	$500	$--	$--
Certificate of deposit	50	--	50	--
Assets	$550	$500	$50	$--

Liabilities	$--	$--	$--	$--

    The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2014 (in thousands):

	Balance as of
	May 31, 2014	Level 1	Level 2	Level 3
Money market funds	$477	$477	$--	$--
Certificate of deposit	50	--	50	--
Assets	$527	$477	$50	$--

Liabilities	$--	$--	$--	$--

    There were no transfers between Level 1 and Level 2 fair value measurements during the three and nine months ended February 28, 2015 and 2014.

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

5.  ACCOUNTS RECEIVABLE, NET

Accounts receivable represents customer trade receivables and is presented net of allowances for doubtful accounts of $7,000 at February 28, 2015 and $51,000 at May 31, 2014.  Accounts receivable are derived from the sale of products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies.  The Company’s allowance for doubtful accounts is based upon historical experience and review of trade receivables by aging category to identify specific customers with known disputes or collection issues.  Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received.

6.  INVENTORIES

    Inventories are comprised of the following (in thousands):

	February 28,	May 31,
	2015	2014
Raw materials and sub-assemblies	$3,627	$3,348
Work in process	3,099	2,585
Finished goods	128	215
	$6,854	$6,148

7.  SEGMENT INFORMATION

    The Company operates in one reportable segment: the design, manufacture and marketing of advanced test and burn-in products to the semiconductor manufacturing industry.

    The following presents information about the Company’s operations in different geographic areas.  Net sales are based upon ship-to location (in thousands).

	United
	States	Asia	Europe	Total
Three months ended February 28, 2015:
Net sales	$684	$979	$364	$2,027
Property and equipment, net	455	35	12	502

Nine months ended February 28, 2015:
Net sales	$3,054	$3,845	$1,301	$8,200
Property and equipment, net	455	35	12	502

Three months ended February 28, 2014:
Net sales	$2,863	$1,039	$1,710	$5,612
Property and equipment, net	268	42	1	311

Nine months ended February 28, 2014:
Net sales	$7,082	$4,963	$2,269	$14,314
Property and equipment, net	268	42	1	311

    The Company’s Japanese and German subsidiaries primarily comprise the foreign operations.  Substantially all of the sales of the subsidiaries are made to unaffiliated Japanese or European customers.  Net sales from outside the United States include those of Aehr Test Systems Japan K.K. and Aehr Test Systems GmbH.

    Sales to the Company’s five largest customers accounted for approximately 82% and 87% of its net sales in the three and nine months ended February 28, 2015, respectively.  One customer accounted for approximately 60% of the

Company’s net sales in the three months ended February 28, 2015.  Three customers accounted for approximately 47%, 12% and 10% of the Company’s net sales in the nine months ended February 28, 2015.  Sales to the Company’s five largest customers accounted for approximately 95% and 94% of its net sales in the three and nine months ended February 28, 2014, respectively.  Four customers accounted for approximately 36%, 28%, 19% and 11% of the Company’s net sales in the three months ended February 28, 2014.  Two customers accounted for approximately 46% and 33% of the Company’s net sales in the nine months ended February 28, 2014.  No other customers represented more than 10% of the Company’s net sales for either fiscal 2015 or fiscal 2014.

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

    Following is a summary of changes in the Company's liability for product warranties during the three and nine months ended February 28, 2015 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2015	2014	2015	2014

Balance at the beginning of the period	$149	$208	$223	$222

Accruals for warranties issued during the period	47	34	145	188

Settlement made during the period (in cash or in kind)	(34)	(46)	(206)	(214)

Balance at the end of the period	$162	$196	$162	$196

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

    Since fiscal 2009, a full valuation allowance was established against all deferred tax assets as management determined that it is more likely than not that certain deferred tax assets will not be realized.

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

    Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, California, Germany and Japan.  Tax years 1996 - 2014 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

10. CUSTOMER DEPOSITS AND DEFERRED REVENUE

    Customer deposits and deferred revenue (in thousands):

	February 28,	May 31,
	2015	2014
Customer deposits	$546	$871
Deferred revenue	1,166	187
	$1,712	$1,058

11. LINE OF CREDIT

   On August 25, 2011, the Company entered into a working capital credit facility agreement allowing the Company to borrow up to $1.5 million based upon qualified accounts receivable, and export-related inventory. On May 29, 2012, the credit agreement was amended to increase the borrowing limit to $2.0 million.  On September 11, 2012, the Company entered into the second amendment to the Loan and Security Agreement to increase the borrowing limit under the credit facility from $2.0 million to $2.5 million.  On August 21, 2013, the Company entered into the Third Amendment to Loan and Security Agreement to extend the term of the agreement to August 22, 2014.  Under the terms of the amendment to the line of credit, the lender will also have a security interest in the Company’s intellectual property.  On August 22, 2014, the Company entered into the Fourth Amendment to Loan and Security Agreement to extend the term of the agreement to August 21, 2015.  The line of credit is collateralized by all of the Company’s assets.  Each account receivable financed by the lender will bear an annual interest rate or finance charge equal to the greater of the lender's prime rate less 0.5%, or 3.50%, if the Company meets certain borrowing base requirements. If the Company does not meet the borrowing base requirements, each account receivable financed by the lender will bear an annual interest rate or finance charge equal to the greater of the lender's prime rate plus 0.75%, or 4.75%.  The applicable interest is calculated based on the full amount of the account receivable and export-related inventory provided as collateral for the actual amounts borrowed.  Depending on the composition of the collateral items, whether or not the Company meets certain borrowing base requirements and the relative cash position of the Company, the equivalent annual interest rate applied to the actual loan balances may vary from 3.89% to 8.94%, assuming that the bank’s prime rate is 4.00% or less.  At February 28, 2015, the weighted average interest rate on the outstanding loan balance was 4.188%.  The average loan balance for the three and nine months ending February 28, 2015 was $397,000 and $649,000, respectively.  At February 28, 2015, the Company had drawn $115,000 against the credit facility.  The balance available to borrow under the line at February 28, 2015 was $78,000.  The Company was in compliance with all covenants at February 28, 2015.

    On April 10, 2015 the Company entered into a Convertible Note Purchase and Credit Facility Agreement with QVT Fund LP and Quintessence Fund L.P., resulting in the termination of the working capital credit agreement.  See Note 14, “SUBSEQUENT EVENT,” for a description of the Convertible Note Purchase and Credit Facility Agreement.

12. SALES OF EQUITY SECURITIES

    During the second quarter of fiscal 2015, the Company sold 1,065,029 shares of its common stock in a private placement transaction with certain directors and officers of the Company and other accredited investors.  The private placement resulted in net proceeds to the Company of $2,574,000 and closed on November 26, 2014.

13. RECENT ACCOUNTING PRONOUNCEMENTS

    In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU")  No. 2014-09, Revenue from contracts with customers, a new standard on revenue recognition.  The new standard will supersede existing revenue recognition guidance and apply to all entities that enter into contracts to provide goods or services to customers.  The guidance also addresses the measurement and recognition of gains and losses on the sale of certain non-financial assets, such as real estate, and property and equipment.  The new standard will become effective for us beginning with the first quarter of fiscal 2017 and can be adopted either retrospectively to each reporting period presented or as a cumulative effect adjustment as of the date of adoption.  We are currently evaluating the impact of adopting this new guidance on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Going Concern.  This standard requires management to evaluate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern and whether or not it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the financial statements are issued.  The new standard will apply to all entities and will be effective for us in the fiscal year 2017, with early adoption permitted. The adoption of this update is not expected to have a material effect on the Company’s consolidated financial statements or disclosures.

14. SUBSEQUENT EVENT

    On April 10, 2015, Aehr Test Systems the “Company”) entered into a Convertible Note Purchase and Credit Facility Agreement (the “Purchase Agreement”) with QVT Fund LP and Quintessence Fund L.P. (the “Purchasers”) providing for (a) the Company’s sale to the Purchasers of $4,110,000 in aggregate principal amount of 9.0% Convertible Secured Notes due 2017 (the “Convertible Notes”) and (b) a secured revolving loan facility (the “Credit Facility”) in an aggregate principal amount of up to $2,000,000.  This agreement resulted in the termination of the working capital credit facility agreement discussed in Note 11, “LINE OF CREDIT.”

    The Convertible Notes bear interest at an annual rate of 9.0% and will mature on April 10, 2017 unless repurchased or converted prior to that date.  Interest is payable quarterly on March 1, June 1, September 1 and December 1 of each year.  The Company may not redeem the Convertible Notes prior to maturity.

    The initial conversion price for the Convertible Notes is $2.65 per share of the Company’s common stock and is subject to adjustment upon the occurrence of certain specified events (as adjusted, the “Conversion Price”).   Holders may convert all or any part of the principal amount of their Convertible Notes in integrals of $10,000 at any time prior to the maturity date.  Upon conversion, the Company will deliver shares of its common stock to the holder of Convertible Notes electing such conversion.

    Advances under the Credit Facility will bear interest at an annual rate of 5%.  Each advance under the Credit Facility and any accrued and unpaid interest thereon must be repaid within 90 days from the date on which such advance is made.  Unless paid in full at maturity, amounts owing under the credit facility may be converted by the holder into Convertible Notes.  Advances under the Credit Facility may be prepaid without any prepayment premium or penalty and may be reborrowed (unless converted into Convertible Notes).

    The Company’s obligations under the Purchase Agreement, Convertible Notes and the Credit Facility are secured by substantially all of the assets of the Company.

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

    There have been no material changes to our critical accounting policies and estimates during the nine months ended February 28, 2015 compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2014.

RESULTS OF OPERATIONS

    The following table sets forth items in the Company’s unaudited condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2015	2014	2015	2014

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.0	48.9	61.5	48.9
Gross profit	42.0	51.1	38.5	51.1

Operating expenses:
Selling, general and administrative	78.1	30.3	60.3	32.4
Research and development	50.9	16.2	37.7	16.7
Total operating expenses	129.0	46.5	98.0	49.1

(Loss) income from operations	(87.0)	4.6	(59.5)	2.0

Interest expense	(0.3)	(0.1)	(0.4)	(0.1)
Other income (expense), net	5.4	(0.3)	2.4	(0.6)

(Loss) income before income tax (expense) benefit	(81.9)	4.2	(57.5)	1.3

Income tax (expense) benefit	(3.3)	(0.4)	(0.4)	--
Net (loss) income	(85.2)	3.8	(57.9)	1.3
Less: Net income attributable to the noncontrolling interest	--	--	--	--

Net (loss) income attributable to Aehr Test Systems common shareholders	(85.2)%	3.8%	(57.9)%	1.3%

THREE MONTHS ENDED FEBRUARY 28, 2015 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 2014

    NET SALES.  Net sales decreased to $2.0 million for the three months ended February 28, 2015 from $5.6 million for the three months ended February 28, 2014, a decrease of 63.9%.  The decrease in net sales for the three months ended February 28, 2015 was primarily due to decreases in both net sales of the Company’s Test During Burn-in (TDBI) products and wafer-level products.  Net sales of the TDBI products for the three months ended February 28, 2015 were $1.5 million, and decreased approximately $1.8 million from the three months ended February 28, 2014.  Net sales of the Company’s wafer-level products for the three months ended February 28, 2015 were $0.4 million, and decreased approximately $1.9 million from the three months ended February 28, 2014.

    GROSS PROFIT.  Gross profit consists of net sales less cost of sales.  Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations.  Gross profit decreased to $852,000 for the three months ended February 28, 2015 from $2.9 million for the three months ended February 28, 2014, a decrease of 70.3%.  Gross profit margin decreased to 42.0% for the three months ended February 28, 2015 from 51.1% for the three months ended February 28, 2014, primarily as a result of manufacturing inefficiencies due to a lower level of net sales.

    SELLING, GENERAL AND ADMINISTRATIVE.  Selling, general and administrative, or SG&A, expenses consist primarily of salaries and related costs of employees, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses decreased to $1.6 million for the three months ended February 28, 2015 from $1.7 million for the three months ended February 28, 2014, a decrease of 6.9%.  The decreases in SG&A expenses were primarily due to decreases of $43,000 in sales commission to outside sales representatives and $21,000 in bad debt expense.

    RESEARCH AND DEVELOPMENT.  Research and development, or R&D, expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses increased to $1.0 million for the three months ended February 28, 2015 from $0.9 million for the three months ended February 28, 2014, an increase of 13.7%.  Lower R&D expenses in the three months ended February 28, 2014 were primarily due to the transfer of $156,000 of R&D expenditures, related to non-recurring engineering milestones, into cost of goods sold and prepaid expenses.

    INTEREST EXPENSE.  Interest expense of $7,000 was flat for the three months ended February 28, 2015 and 2014.

    OTHER INCOME (EXPENSE), NET.  Other income, net was $110,000 for the three months ended February 28, 2015, compared with other expense, net of $21,000 for the three months ended February 28, 2014.  The change between other income and other expense was due primarily to gains or losses realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

    INCOME TAX (EXPENSE) BENEFIT.  Income tax expenses were $66,000 and $22,000 for the three months ended February 28, 2015 and 2014, respectively.

NINE MONTHS ENDED FEBRUARY 28, 2015 COMPARED TO NINE MONTHS ENDED FEBRUARY 28, 2014

    NET SALES.  Net sales decreased to $8.2 million for the nine months ended February 28, 2015 from $14.3 million for the nine months ended February 28, 2014, a decrease of 42.7%.  The decrease in net sales for the nine months ended February 28, 2015 resulted primarily from decreases in both net sales of the Company’s Test During Burn-in (TDBI) products and wafer-level products.  Net sales of the TDBI products for the nine months ended February 28, 2015 were $5.0 million, and decreased approximately $3.2 million from the nine months ended February 28, 2014.  Net sales of the Company’s wafer-level products for the nine months ended February 28, 2015 were $2.8 million, and decreased approximately $3.1 million from the nine months ended February 28, 2014.  The decrease in net sales for the nine months ended February 28, 2015 reflects the drop in our base ABTS packaged part burn-in business and softness in our FOX wafer level business as customers absorbed capacity that they put in place over the last year.

    GROSS PROFIT.  Gross profit decreased to $3.2 million for the nine months ended February 28, 2015 from $7.3 million for the nine months ended February 28, 2014, a decrease of 56.8%.  Gross profit margin decreased to 38.5% for the nine months ended February 28, 2015 from 51.1% for the nine months ended February 28, 2014.  The higher gross profit margin for the nine months ended February 28, 2014 was primarily the result of the sale of systems containing previously reserved inventory.

    SELLING, GENERAL AND ADMINISTRATIVE.  SG&A expenses increased to $4.9 million for the nine months ended February 28, 2015 from $4.6 million for the nine months ended February 28, 2014, an increase of 6.6%.  The increase in SG&A expenses was primarily due to an increase of $0.3 million in employment related expenses.

    RESEARCH AND DEVELOPMENT.  R&D expenses increased to $3.1 million for the nine months ended February 28, 2015 from $2.4 million for the nine months ended February 28, 2014, an increase of 29.7%.  Lower R&D expenses in the nine months ended February 28, 2014 were primarily due to the transfer of $0.6 million R&D expenditures, related to non-recurring engineering milestones, into cost of goods sold and prepaid expenses.

    INTEREST EXPENSE.  Interest expense increased to $29,000 for the nine months ended February 28, 2015 from $21,000 for the nine months ended February 28, 2014 as a result of higher average borrowings on the line of credit.

    OTHER INCOME (EXPENSE), NET.  Other income, net was $201,000 for the nine months ended February 28, 2015, compared with other expense, net of $85,000 for the nine months ended February 28, 2014.  The change between other income and other expense was due primarily to gains or losses realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

    INCOME TAX (EXPENSE) BENEFIT.  Income tax expense was $36,000 for the nine months ended February 28, 2015, compared with income tax benefit of $5,000 for the nine months ended February 28, 2014.  The income tax benefit for the nine months ended February 28, 2014 was due to the reversal of tax liabilities previously established under Financial Accounting Standards Board Interpretation No. 48, which were no longer required.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was $1.6 million and $0.2 million for the nine months ended February 28, 2015 and 2014, respectively.  For the nine months ended February 28, 2015, net cash used in operating activities was primarily the result of the net loss of $4.7 million as adjusted to exclude the non-cash charge of stock-based compensation expense of $0.7 million, as well as a decrease in accounts receivable of $2.6 million.  The decrease in accounts receivable was primarily due to a decrease in sales.  For the nine months ended February 28, 2014, net cash used in operating activities was primarily due to the increase in accounts payable of $1.1 million and the exclusion of the effect of non-cash charges of stock-based compensation expense of $0.6 million, partially offset by an increase in accounts receivable of $0.7 million, inventories of $0.5 million and a decrease in customer deposits and deferred revenue of $0.7 million.  The increases in accounts payable and inventories were due primarily to inventory purchases to support future shipments.  The increase in accounts receivable was primarily due to an increase in sales.  The decrease in customer deposits and deferred revenue was primarily due to the shipments of customer orders with down payments.

    Net cash used in investing activities was $106,000 and $104,000 for the nine months ended February 28, 2015 and 2014, respectively. Net cash used in investing activities was due to the purchases of property and equipment, offset by proceeds from the sales of property and equipment.

Financing activities provided cash of $2.5 million for the nine months ended February 28, 2015 and used cash of $0.2 million for the nine months ended February 28, 2014.  Net cash provided by financing activities during the nine months ended February 28, 2015 was due primarily to the sale of $2.6 million of our common stock in a private placement transaction with certain directors and officers of the Company and other accredited investors that closed on November 26, 2014 and $0.6 million in proceeds from the issuance of common stock under employee plans, offset by net repayments under the line of credit of $0.7 million. Net cash used by financing activities during the nine months ended February 28, 2014 was due to net repayments under the line of credit of $0.7 million, offset by $0.5 million in proceeds from issuance of common stock under employee plans.

    The effect of exchange rates used cash of $254,000 and $12,000 for the nine months ended February 28, 2015 and 2014, respectively, due to the fluctuation in the value of the dollar compared to foreign currencies.

    As of February 28, 2015, the Company had working capital of $5.3 million.  Working capital consists of cash and cash equivalents, accounts receivable, inventory and other current assets, less current liabilities.

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

    On April 10, 2015, the Company entered into a Convertible Note Purchase and Credit Facility Agreement providing for the Company’s sale of convertible secured notes, and a secured revolving loan facility.  See note 14, “SUBSEQUENT EVENT”, for a description of the Agreement.  This Agreement resulted in the termination of the working capital credit facility agreement discussed in Note 11, “LINE OF CREDIT.”

    The Company anticipates that the existing cash balance together with cash flows from operations, as well as funds available through the Convertible Note Purchase and Credit Facility Agreement will be adequate to meet its working capital and capital equipment requirements through calendar 2015.

After calendar 2015, depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital equipment needs.  There can be no assurance that additional financing will be available when required, or if available, that such financing can be obtained on terms satisfactory to the Company.

OFF-BALANCE SHEET ARRANGEMENTS

    The Company has not entered into any off-balance sheet financing arrangements and has not established any variable interest entities.

OVERVIEW OF CONTRACTUAL OBLIGATIONS

    On August 25, 2011, the Company entered into a working capital credit facility agreement allowing the Company to borrow up to $1.5 million based upon qualified U.S. based and foreign customer receivables, and export-related inventory.  On May 29, 2012 the credit agreement was amended to increase the borrowing limit to $2.0 million.  On September 11, 2012, the credit agreement was amended to increase the borrowing limit to $2.5 million.  On August 21, 2013 the credit agreement was further amended to extend the term of the agreement to August 22, 2014.  On August 22, 2014 the credit agreement was further amended to extend the term of the agreement to August 21, 2015.  As of February 28, 2015, the Company had drawn $0.1 million against the credit facility.  Refer to Note 11, “LINE OF CREDIT,” for further discussion of the credit agreement.

    On April 10, 2015, the Company entered into a Convertible Note Purchase and Credit Facility Agreement providing for the Company’s sale of convertible secured notes, and a secured revolving loan facility.  See note 14, “SUBSEQUENT EVENT”, for a description of the Agreement.  This Agreement resulted in the termination of the working capital credit facility agreement.

    In addition to the Convertible Note Purchase and Credit Facility Agreemen the only material changes in the composition, magnitude or other key characteristics of the Company's contractual obligations or other commitments as disclosed in the Company's Annual Report on Form 10-K for the year ended May 31, 2014 was the extension of the lease signed on November 7, 2014.

    Minimum annual rentals payments under non-cancellable operating leases in each of the next five fiscal years and thereafter are as follows (in thousands):

Years Ending May 31,
2015	$623
2016	468
2017	466
2018	469
2019	39
Thereafter	--
Total	$2,065

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The Company had no holdings of derivative financial or commodity instruments at February 28, 2015 or May 31, 2014.

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

    In prior years, in the face of a downturn in our business and a decline in our net sales, we implemented a variety of cost controls and restructured our operations with the goal of reducing our operating costs to position ourselves to more effectively meet the needs of the then weak market for test and burn-in equipment.  While we took significant steps in fiscal 2009 to minimize our expense levels and to increase the likelihood that we would have sufficient cash to support operations during the downturn, from fiscal 2009 through fiscal 2013 we experienced operating losses.  While we believe our existing cash balance, together with cash flows from operations, as well as funds available through our Convertible Note Purchase and Credit Facility Agreement, see note 14, “SUBSEQUENT EVENT”, for a description of the Agreement, will be adequate to meet our working capital and capital equipment requirements through calendar 2015, we cannot determine with certainty that, if needed, we will be able to raise additional funding through either equity or debt financing under these circumstances or on what terms such financing would be available.

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

Continued market acceptance of the ABTS family, first introduced in fiscal 2008, is subject to a number of risks.  It is important that we achieve customer acceptance, customer satisfaction and increased market acceptance as we add new features and enhancements to the ABTS product.  To date, the Company has shipped ABTS systems to customers worldwide for use in both reliability and production applications.  The Company has recognized a weakening of ABTS product sales over the past few quarters as customers absorbed capacity that they put in place over the last year. The failure of the ABTS family to maintain revenues at or above current levels would have a material adverse effect on our future operating results.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    As previously reported on our Current Report on Form 8-K filed November 28, 2014, during the second quarter of fiscal 2015, the Company sold 1,065,029 shares of its common stock in a private placement transaction with certain directors and officers of the Company and other accredited investors.  The private placement resulted in net proceeds to the Company of $2,574,000 and closed on November 26, 2014.

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

Aehr Test Systems

Date: April 14, 2015	By:	/s/ GAYN ERICKSON
Gayn Erickson
President and Chief Executive Officer

Date: April 14, 2015	By:	/s/ GARY L. LARSON
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