Form 10-K
period 2015-05-31
AEHR TEST SYSTEMS
filed 2015-08-31
CIK 1040470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(Mark One)
[X]           Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended May 31, 2015
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
        Yes  [X]                 No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ X ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

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
        Yes  [   ]                 No [X]

     The aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates of the registrant, based upon the closing price of $2.67 on November 28, 2014, as reported on the NASDAQ Capital Market, was $26,544,438.  For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock (other than such persons of whom the Registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

     The number of shares of registrant’s common stock, par value $0.01 per share, outstanding at July 31, 2015 was 12,986,555.

Documents Incorporated By Reference

    Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s proxy statement for the Annual Meeting of Shareholders to be held on October 20, 2015 (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year ended May 31, 2015.

AEHR TEST SYSTEMS

FORM 10-K
FISCAL YEAR ENDED MAY 31, 2015

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

PART I

Item 1.   Business

THE COMPANY

    Aehr Test was incorporated in the state of California on May 25, 1977.  We develop, manufacture and sell systems which are designed to reduce the cost of testing and to perform reliability screening, or burn-in, of complex logic devices, memory ICs, sensors and optical devices.  These systems can be used to simultaneously perform parallel testing and burn-in of packaged integrated circuits, or ICs, singulated bare die or ICs still in wafer form.  Increased quality and reliability needs of the Automotive, Mobility and flash memory integrated circuit markets are driving additional testing requirements, capacity needs and opportunities for Aehr Test products in package and wafer level testing.  Leveraging its expertise as a long-time leading provider of burn-in equipment, with over 2,500 systems installed worldwide, the Company has developed and introduced several innovative product families, including the ABTSTM and FOXTM systems, the WaferPakTM cartridge and the DiePak® carrier.  The latest ABTS family of packaged part burn-in and test systems can perform test during burn-in of complex devices, such as digital signal processors, microprocessors, microcontrollers and systems-on-a-chip, and offers individual temperature control for high-power advanced logic devices.  The FOX systems are full wafer contact parallel test and burn-in systems designed to make contact with all pads of a wafer simultaneously, thus enabling full wafer parallel test and burn-in.  The WaferPak cartridge includes a full-wafer probe card for use in testing wafers in FOX systems.  The DiePak carrier is a reusable, temporary package that enables IC manufacturers to perform cost-effective final test and burn-in of singulated bare die.

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

    Testing and reliability screening involve multiple steps.  The first set of tests is typically performed by IC manufacturers before the processed semiconductor wafer is cut into individual die, in order to avoid the cost of packaging defective die into their packages.  This “wafer probe” testing can be performed on one or many die at a time, including testing the entire wafer at once.  After the die are packaged and before they undergo reliability screening, a short test is typically performed to detect packaging defects.  Most leading-edge microprocessors, microcontrollers, digital signal processors, memory ICs, sensors and optical devices (such as vertical-cavity surface-emitting lasers, or VCSELs) then undergo an extensive reliability screening and stress testing procedure known as “burn-in” or “cycling,” depending on the application.    The burn-in process screens for early failures by operating the IC at elevated voltages and temperatures, up to 150 degrees Celsius (302 degrees Fahrenheit), for periods typically ranging from 2 to 48 hours.  A typical burn-in system can process thousands of ICs simultaneously.  After burn-in, the ICs undergo a final test process using automatic test equipment, or testers.  The cycling process screens flash memory devices for failure to meet write/erase cycling endurance requirements.

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

    FULL WAFER CONTACT SYSTEMS

    The FOX-1P full wafer parallel test system, introduced in October 2014, is designed for massively parallel test in wafer sort.  The FOX-1P system is designed to make electrical contact to and test all of the die on a wafer in a single touchdown.  The FOX-1P test head and WaferPak contactor are compatible with industry-standard 300 mm wafer probers which provide the wafer handling and alignment automation for the FOX-1P system.  The FOX-1P pattern generator is designed to functionally test industry-standard memory devices such as flash and DRAMs, plus it is optimized to test memory or logic ICs that incorporate design for testability, or DFT, and built-in self-test, or BIST.  The FOX-1P universal per-pin architecture to provide per-pin electronics and per-device power supplies is tailored to full-wafer functional test.  The Company believes that the FOX-1P system can significantly reduce the cost of testing IC wafers.  The Company FOX-1P system was partially funded through a development agreement with a leading semiconductor manufacturer.   The Company has received the first production order of this new system.

    The FOX-1 full wafer parallel test system, the predecessor to the FOX-1P system, was introduced in June 2005 and was designed for massively parallel test in wafer sort.  The FOX-1 system is nearing the end of its lifecycle and limited shipments are expected in the future.

    The FOX-15 full wafer contact test and burn-in system, introduced in October 2007, is designed for use with wafers that require test and burn-in times typically measured in hours.  The FOX-15 system is focused on parallel testing and burning-in up to 15 wafers at a time.  For high reliability applications, such as automotive, the FOX-15 system is a cost-effective solution for producing tested and burned-in die for use in multi-chip packages.  Using Known-Good Die, or KGD, which are fully burned-in and tested die, in multi-chip packages helps assure the reliability of the final product and lowers costs by increasing the yield of high-cost multi-chip packages.  Wafer-level burn-in and test enables lower cost production of KGD for multi-chip modules, 3-D stacked packages and systems-in-a-package.

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

    The full wafer contact systems product category accounted for approximately 31%, 42% and 31% of the Company’s net sales in fiscal 2015, 2014 and 2013, respectively.

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

    This packaged part systems product category accounted for approximately 65%, 57% and 68% of the Company’s net sales in fiscal 2015, 2014 and 2013, respectively.

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

    The Company has received patents or applied for patents on certain features of the FOX, ABTS and MAX4 test fixtures.  The Company has licensed or authorized several other companies to provide MAX4 BIBs from which the Company receives royalties.  Royalties and revenue for the test fixtures product category accounted for less than 5% of net sales in fiscal 2015, 2014 and 2013.

CUSTOMERS

    The Company markets and sells its products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies.

    Sales to the Company’s five largest customers accounted for approximately 79%, 90%, and 81% of its net sales in fiscal 2015, 2014 and 2013, respectively.  During fiscal 2015, Texas Instruments Incorporated, or Texas Instruments, and Micronas GMBH, or Micronas, accounted for approximately 45% and 11%, respectively, of the Company’s net sales.  During fiscal 2014, Texas Instruments, and Spansion Inc., or Spansion, and Micronas accounted for approximately 40%, 30% and 12%, respectively, of the Company’s net sales.  During fiscal 2013, Texas Instruments and Spansion accounted for approximately 32% and 26%, respectively, of the Company’s net sales.  No other customers accounted for more than 10% of the Company’s net sales for any of these periods.  The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future.  In addition, sales to particular customers may fluctuate significantly from quarter to quarter.  Such fluctuations may result in changes in utilization of the Company’s facilities and resources.  The loss of or reduction or delay in orders from a significant customer or a delay in collecting or failure to collect accounts receivable from a significant customer could materially and adversely affect the Company’s business, financial condition and operating results.

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

    The Company’s customer service and support program includes system installation, system repair, applications engineering support, spare parts inventories, customer training and documentation.  The Company has both applications engineering and field service personnel located at the corporate headquarters in Fremont, California, at two locations in Texas, at the Company’s subsidiaries in Japan and Germany, and its branch office in Taiwan.  The Company’s distributors provide applications and field service support in other parts of the world.  The Company customarily provides a warranty on its products.  The Company offers service contracts on its systems directly and through its subsidiaries, distributors and representatives.  The Company maintains customer support personnel in the Philippines, China and Korea.  The Company believes that maintaining a close relationship with customers and providing them with ongoing engineering support improves customer satisfaction and will provide the Company with a competitive advantage in selling its products to the Company’s customers.

BACKLOG

    At May 31, 2015, the Company’s backlog was $12.0 million compared with $6.0 million at May 31, 2014.  The Company’s backlog consists of product orders for which confirmed purchase orders have been received and which are scheduled for shipment within 12 months.  Due to the possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments or development projects, the Company’s backlog as of a particular date may not be indicative of net sales for any succeeding period.

RESEARCH AND PRODUCT DEVELOPMENT

    The Company historically has devoted a significant portion of its financial resources to research and development programs and expects to continue to allocate significant resources to these efforts.  Certain research and development expenditures related to non-recurring engineering milestones have been transferred to cost of goods sold, reducing research and development expenses.  The Company’s research and development expenses during fiscal 2015, 2014 and 2013 were $4.1 million, $3.4 million and $3.2 million, respectively.

    The Company conducts ongoing research and development to design new products and to support and enhance existing product lines.  Building upon the expertise gained in the development of its existing products, the Company has developed the FOX family of systems for performing test and burn-in of entire processed wafers, rather than individual die or packaged parts.  During the first quarter of fiscal 2013, the Company entered into an agreement with a customer to develop a next generation FOX system.   This new FOX system is designed to provide the customer with increased test flexibility and capability at a significantly lower cost of test than alternative solutions while also expanding the markets addressed by our FOX full wafer test products.  The Company is developing enhancements to the ABTS and FOX families of products, intended to improve the capability and performance for testing and burn-in of future generation ICs and provide the flexibility in a wide variety of applications from logic to memory.

MANUFACTURING

    The Company assembles its products from components and parts manufactured by others, including environmental chambers, power supplies, metal fabrications, printed circuit assemblies, ICs, burn-in sockets, high-density interconnects, wafer contactors and interconnect substrates.  Final assembly and testing are performed within the Company’s facilities.  The Company’s strategy is to use in-house manufacturing only when necessary to protect a proprietary process or when a significant improvement in quality, cost or lead time can be achieved and relies on subcontractors to manufacture many of the components and subassemblies used in its products.  The Company’s principal manufacturing facility is located in Fremont, California.  The Company’s facility in Utting, Germany provides limited manufacturing and product customization.

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

    The Company’s FOX full wafer contact systems face competition from larger systems manufacturers that have significant technological know-how and manufacturing capability.  Competing suppliers of full wafer contact systems include Advantest Corporation, Teradyne Inc., Micronics Japan Co., Ltd., and Tokyo Electron Limited.

    The Company’s ABTS TDBI systems have faced and are expected to continue to face increasingly severe competition, especially from several regional, low-cost manufacturers and from systems manufacturers that offer higher power dissipation per device under test.  Some users of such systems, such as independent test labs, build their own burn-in systems, while others, particularly large IC manufacturers in Asia, acquire burn-in systems from captive or affiliated suppliers.  The market for burn-in systems is highly fragmented, with many domestic and international suppliers.  Competing suppliers of burn-in and functional test systems that compete with ABTS systems include Dong-Il Corporation, Micro Control Company, Incal Technology and Advantest Corporation.

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

    The Company expects that its DiePak products will face significant competition.  The Company believes that several companies have developed or are developing products which are intended to enable test and burn-in of bare die.  If the bare die market develops, the Company expects that other competitors will emerge.  The DiePak products also face severe competition from other alternative test solutions.  The Company expects that the primary competitive factors in this market will be cost, performance, reliability and assured supply.  Suppliers with products that compete with our DiePak products include Yamaichi Electronics Co., Ltd.

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

PROPRIETARY RIGHTS

    The Company relies primarily on the technical and creative ability of its personnel, its proprietary software, and trade secrets and copyright protection, rather than on patents, to maintain its competitive position.  The Company’s proprietary software is copyrighted and licensed to the Company’s customers.  At May 31, 2015 the Company held forty-one issued United States patents with expiration date ranges from 2017 to 2033 and had several additional United States patent applications and foreign patent applications pending.

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

EMPLOYEES

    As of May 31, 2015, the Company, including its two foreign subsidiaries and one branch office, employed 76 persons collectively, on a full-time basis, of whom 21 were engaged in research, development and related engineering, 19 were engaged in manufacturing, 24 were engaged in marketing, sales and customer support and 12 were engaged in general administration and finance functions.  In addition, the Company from time to time employs a number of contractors and part-time employees, particularly to perform customer support and manufacturing.  The Company’s success is in part dependent on its ability to attract and retain highly skilled workers, who are in high demand.  None of the Company’s employees are represented by a union and the Company has never experienced a work stoppage.  The Company’s management considers its relations with its employees to be good.

BUSINESS SEGMENT DATA AND GEOGRAPHIC AREAS

    The Company operates in a single business segment, the designing, manufacturing and marketing of advanced test and burn-in products to the semiconductor manufacturing industry in several geographic areas.  Selected financial information, including net sales and property and equipment, net for each of the last three fiscal years, by geographic area is included in Part II, Item 8, Note 15 “Segment Information” and certain risks related to such operations are discussed in Part I, Item 1A, under the heading “We sell our products and services worldwide, and our business is subject to risks inherent in conducting business activities in geographic regions outside of the United States.”

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

    The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site, www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

    In recent years, in the face of a downturn in our business and a decline in our net sales, we implemented a variety of cost controls and restructured our operations with the goal of reducing our operating costs to position ourselves to more effectively meet the needs of the then weak market for test and burn-in equipment.  While we took significant steps to minimize our expense levels and to increase the likelihood that we would have sufficient cash to support operations during the downturn, from fiscal 2009 through fiscal 2015, with the exception of fiscal 2014, we experienced operating losses.  While we believe our existing cash balance, together with cash flows from operations, as well as funds available through our credit facility will be adequate to meet our working capital and capital equipment requirements through fiscal 2016, we cannot determine with certainty that, if needed, we will be able to raise additional funding through either equity or debt financing under these circumstances or on what terms such financing would be available.

We generate a large portion of our sales from a small number of customers.  If we were to lose one or more of our large customers, operating results could suffer dramatically.

    The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and contract assemblers accounting for a substantial portion of the purchases of semiconductor equipment.  Sales to the Company’s five largest customers accounted for approximately 79%, 90%, and 81% of its net sales in fiscal 2015, 2014 and 2013, respectively.  During fiscal 2015, Texas Instruments and Micronas accounted for approximately 45% and 11%, respectively, of the Company’s net sales.  During fiscal 2014, Texas Instruments, Spansion and Micronas accounted for approximately 40%, 30% and 12%, respectively, of the Company’s net sales.  During fiscal 2013, Texas Instruments and Spansion accounted for approximately 32% and 26%, respectively, of the Company’s net sales.  No other customers accounted for more than 10% of the Company’s net sales for any of these periods.

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

    Continued market acceptance of the ABTS family, first introduced in fiscal 2008, is subject to a number of risks.  It is important that we achieve customer acceptance, customer satisfaction and increased market acceptance as we add new features and enhancements to the ABTS product.  To date, the Company has shipped ABTS systems to customers worldwide for use in both reliability and production applications.  The Company has recognized a weakening of ABTS product sales over the past few quarters.  The failure of the ABTS family to increase revenues above current levels would have a material adverse effect on our future operating results.

A substantial portion of our net sales is generated by relatively small volume, high value transactions.

    We derive a substantial portion of our net sales from the sale of a relatively small number of systems which typically range in purchase price from approximately $300,000 to well over $1 million per system.  As a result, the loss or deferral of a limited number of system sales could have a material adverse effect on our net sales and operating results in a particular period.  Most customer purchase orders are subject to cancellation or rescheduling by the customer with limited penalties, and, therefore, backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.  From time to time, cancellations and rescheduling of customer orders have occurred, and delays by our suppliers in providing components or subassemblies to us have caused delays in our shipments of our own products.  There can be no assurance that we will not be materially adversely affected by future cancellations or rescheduling.  For non-standard products where we have not effectively demonstrated the ability to meet specifications in the customer environment, we defer revenue until we have met such customer specifications.  Any delay in meeting customer specifications could have a material adverse effect on our operating results.  A substantial portion of net sales typically are realized near the end of each quarter.  A delay or reduction in shipments near the end of a particular quarter, due, for example, to unanticipated shipment rescheduling, cancellations or deferrals by customers, customer credit issues, unexpected manufacturing difficulties experienced by us or delays in deliveries by suppliers, could cause net sales in a particular quarter to fall significantly below our expectations.

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

    Approximately 64%, 56%, and 55% of our net sales for fiscal 2015, 2014 and 2013, respectively, were attributable to sales to customers for delivery outside of the United States.  We operate a sales, service and limited manufacturing organization in Germany and sales and service organizations in Japan and Taiwan.  We expect that sales of products for delivery outside of the United States will continue to represent a substantial portion of our future net sales.  Our future performance will depend, in significant part, upon our ability to continue to compete in foreign markets which in turn will depend, in part, upon a continuation of current trade relations between the United States and foreign countries in which semiconductor manufacturers or assemblers have operations.  A change toward more protectionist trade legislation in either the United States or such foreign countries, such as a change in the current tariff structures, export compliance or other trade policies, could adversely affect our ability to sell our products in foreign markets.  In addition, we are subject to other risks associated with doing business internationally, including longer receivable collection periods and greater difficulty in accounts receivable collection, the burden of complying with a variety of foreign laws, difficulty in staffing and managing global operations, risks of civil disturbance or other events which may limit or disrupt markets, international exchange restrictions, changing political conditions and monetary policies of foreign governments.

    Approximately 95%, 3% and 2% of our net sales for fiscal 2015 were denominated in U.S. Dollars, Euros and Japanese Yen, respectively.  Although the percentages of net sales denominated in Euros and Japanese Yen were small in fiscal 2015, they have been larger in the past and could become significant again in the future.  A large percentage of net sales to European customers are denominated in U.S. Dollars, but sales to many Japanese customers are denominated in Japanese Yen.  Because a substantial portion of our net sales is from sales of products for delivery outside the United States, an increase in the value of the U.S. Dollar relative to foreign currencies would increase the cost of our products compared to products sold by local companies in such markets.  In addition, since the price is determined at the time a purchase order is accepted, we are exposed to the risks of fluctuations in the U.S. Dollar exchange rate during the lengthy period from the date a purchase order is received until payment is made.  This exchange rate risk is partially offset to the extent our foreign operations incur expenses in the local currency.  To date, we have not invested in any instruments designed to hedge currency risks.  Our operating results could be adversely affected by fluctuations in the value of the U.S. Dollar relative to other currencies.

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

The Company may not continue to meet the listing requirements of the NASDAQ markets which could cause our stock to be delisted.

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

If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.

    We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. The provisions of the act require, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. Preparing our financial statements involves a number of complex processes, many of which are done manually and are dependent upon individual data input or review. These processes include, but are not limited to, calculating revenue, deferred revenue and inventory costs. While we continue to automate our processes and enhance our review and put in place controls to reduce the likelihood for errors, we expect that for the foreseeable future, many of our processes will remain manually intensive and thus subject to human error.

Item 1B.  Unresolved Staff Comments

    None.

Item 2.   Properties

    The Company’s principal administrative and production facilities are located in Fremont, California, in a 51,289 square foot building.  The Company’s lease was renewed in November, 2014 and expires in June, 2018.  The Company has an option to extend the lease for an additional three year period at rates to be determined.  The Company’s facility in Japan is located in a 418 square foot office in Tokyo under a lease which expires in June, 2016.  The Company also maintains a 1,585 square foot warehouse in Yamanashi under a lease which expires in November, 2015.  The Company leases a sales and support office in Utting, Germany.  The lease, which began February 1, 1992 and expires on January 31, 2016, contains an automatic twelve months renewal, at rates to be determined, if no notice is given prior to six months from expiry.  The Company’s and its subsidiaries’ annual rental payments currently aggregate $554,000.  The Company periodically evaluates its global operations and facilities to bring its capacity in line with demand and to provide cost efficient services for its customers.  In prior years, through this process, the Company has moved from certain facilities that exceeded the capacity required to satisfy its needs.  The Company believes that its existing facilities are adequate to meet its current and reasonably foreseeable requirements. The Company regularly evaluates its expected future facilities requirements and believes that alternate facilities would be available if needed.

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

	High	Low
Fiscal 2015:
First quarter ended August 31, 2014	$3.24	$1.92
Second quarter ended November 30, 2014	2.80	1.80
Third quarter ended February 28, 2015	2.80	2.18
Fourth quarter ended May 31, 2015	2.86	1.87

Fiscal 2014:
First quarter ended August 31, 2013	$2.05	$1.24
Second quarter ended November 30, 2013	3.59	1.46
Third quarter ended February 28, 2014	3.48	2.23
Fourth quarter ended May 31, 2014	3.03	1.75

    At August 6, 2015, the Company had 162 holders of record of its common stock.  A substantially greater number of holders of the Company’s common stock are “street name” or beneficial holders whose shares are held by banks, brokers and other financial institutions.

    The Company has not paid cash dividends on its common stock or other securities.  The Company currently anticipates that it will retain its future earnings, if any, for use in the expansion and operation of its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future.

    The Company did not repurchase any of its common stock during the fiscal year ended May 31, 2015.

EQUITY COMPENSATION PLAN INFORMATION

    The information required by this item is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of the Proxy Statement and Part III, Item 12 of this Annual Report on Form 10-K.

PERFORMANCE MEASUREMENT COMPARISON

    The following graph shows a comparison of total shareholder return for holders of the Company's common stock for the last five fiscal years ended May 31, 2015, compared with the NASDAQ Composite Index and the Philadelphia Semiconductor Index.  The graph assumes that $100 was invested in the Company's common stock, in the NASDAQ Composite Index and the Philadelphia Semiconductor Index on May 31, 2010, and that all dividends were reinvested.  The Company believes that while total shareholder return can be an important indicator of corporate performance, the stock prices of semiconductor equipment companies like us are subject to a number of market-related factors other than company performance, such as competitive announcements, mergers and acquisitions in the industry, the general state of the economy and the performance of other semiconductor equipment company stocks.  Stock prices and shareholder returns over the indicated period should not be considered indicative of future stock prices or shareholder returns.

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

    We derived the statements of operations data for the years ended May 31, 2015, 2014 and 2013 and the balance sheet data as of May 31, 2015 and 2014 from our audited consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. We derived the statements of operations data for the years ended May 31, 2012 and 2011 and the balance sheet data as of May 31, 2013, 2012 and 2011 from our audited consolidated financial statements and related notes which are not included in this Annual Report on Form 10-K. We have not declared or distributed any cash dividends.

	Fiscal Year Ended May 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS:

Net sales	$10,018	$19,684	$16,488	$15,521	$13,737

Cost of sales	6,180	9,462	9,712	9,314	8,225
Gross profit	3,838	10,222	6,776	6,207	5,512

Operating expenses:
Selling, general and administrative	6,470	6,323	6,872	6,526	5,964
Research and development	4,062	3,402	3,211	4,188	4,567
Gain on bankruptcy claim	--	--	--	--	(832)

Total operating expenses	10,532	9,725	10,083	10,714	9,699

(Loss) income from operations	(6,694)	497	(3,307)	(4,507)	(4,187)

Interest income	--	--	--	--	3
Interest expense	(130)	(26)	(49)	(4)	--
Gain on sale of long-term investment	--	--	--	990	--
Other income (expense), net	211	(64)	(33)	117	762

(Loss) income before income tax (expense) benefit	(6,613)	407	(3,389)	(3,404)	(3,422)

Income tax (expense) benefit	(34)	15	(30)	15	49
Net (loss) income	(6,647)	422	(3,419)	(3,389)	(3,373)
Less: Net income (loss) attributable to the noncontrolling interest	--	--	--	1	16

Net (loss) income attributable to Aehr Test Systems common shareholders	$(6,647)	$422	$(3,419)	$(3,390)	$(3,389)
Net (loss) income per share:
Basic	$(0.55)	$0.04	$(0.36)	$(0.38)	$(0.39)
Diluted	$(0.55)	$0.04	$(0.36)	$(0.38)	$(0.39)

Shares used in per share calculations
Basic	12,047	10,877	9,549	9,016	8,776
Diluted	12,047	11,889	9,549	9,016	8,776

	May 31,
	2015	2014	2013	2012	2011
CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$5,527	$1,809	$2,324	$2,073	$4,020
Working capital	7,776	6,556	4,900	6,120	8,031
Total assets	14,868	12,225	10,975	11,613	12,083
Long-term obligations, less current portion	3,799	79	280	351	442
Total shareholders' equity	4,550	7,029	4,994	6,454	9,101

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

OVERVIEW

    The Company was founded in 1977 to develop and manufacture burn-in and test equipment for the semiconductor industry.  Since its inception, the Company has sold more than 2,500 systems to semiconductor manufacturers, semiconductor contract assemblers and burn-in and test service companies worldwide.  The Company’s principal products currently are the ABTS Advanced Burn-in and Test System, the FOX full wafer contact parallel test and burn-in system, WaferPak contactors, the DiePak carrier and test fixtures.

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

    Revenue related to the multiple elements are allocated to each unit of accounting using the relative selling price hierarchy.  Consistent with accounting guidance, the selling price is based upon vendor specific objective evidence (VSOE).  If VSOE is not available, third party evidence (TPE) is used to establish the selling price.  In the absence of VSOE or TPE, estimated selling price is used.  The Company has adopted this guidance effective with the first quarter of fiscal 2012.  Prior to fiscal 2012, revenue for arrangements containing multiple deliverables was allocated based upon estimated fair values.  The adoption of the new revenue recognition accounting standards did not have a material impact on our consolidated financial statements.

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

    PRODUCT DEVELOPMENT COSTS AND CAPITALIZED SOFTWARE

    The Company capitalizes its systems software development costs incurred after a system achieves technological feasibility and before first commercial shipment.  Such costs typically represent a small portion of total research and development costs.  No system software development costs were capitalized or amortized in fiscal 2015, 2014, or 2013.

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

    IMPAIRMENT OF GOODWILL

    Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in the Company’s acquisition of its Japanese subsidiary.  During fiscal 2009, the Company tested the goodwill for impairment, determined it was impaired, and fully reserved the goodwill amount of $274,000.  Both gross goodwill and accumulated impairment were each $274,000 at May 31, 2015, 2014 and 2013.

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

    Although the Company files U.S. federal, various state and foreign tax returns, the Company’s only major tax jurisdictions are the United States, California, Germany and Japan.  Tax years 1996 – 2014 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

    STOCK-BASED COMPENSATION EXPENSE

    Stock-based compensation expense consists of expenses for stock options and employee stock purchase plan, or ESPP, purchase rights.  Stock-based compensation cost is measured at each grant date, based on the fair value of the award using the Black-Scholes option valuation model, and is recognized as expense over the employee’s requisite service period.  This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable.  The Company’s employee stock options have characteristics significantly different from those of publicly traded options.  All of the Company’s stock-based compensation is accounted for as an equity instrument.

    The fair value of each option grant and the right to purchase shares under the Company’s stock purchase plan are estimated on the date of grant using the Black-Scholes option valuation model with assumptions concerning expected term, stock price volatility, expected dividend yield, risk-free interest rate and the expected life of the award.  See Note 1 to our consolidated financial statements for additional information relating to stock-based compensation.  See Notes 12 and 13 to our consolidated financial statements for detailed information regarding the stock option plan and the ESPP.

RESULTS OF OPERATIONS

    The following table sets forth statements of operations data as a percentage of net sales for the periods indicated.

	Year Ended May 31,
	2015	2014	2013

Net sales	100.0%	100.0%	100.0%
Cost of sales	61.7	48.1	58.9
Gross profit	38.3	51.9	41.1

Operating expenses:
Selling, general and administrative	64.6	32.1	41.7
Research and development	40.5	17.3	19.5

Total operating expenses	105.1	49.4	61.2

(Loss) income from operations	(66.8)	2.5	(20.1)

Interest expense	(1.3)	(0.1)	(0.3)
Other income (expense), net	2.1	(0.3)	(0.2)

(Loss) income before income tax (expense) benefit	(66.0)	2.1	(20.6)

Income tax (expense) benefit	(0.4)	--	(0.1)

Net (loss) income	(66.4)	2.1	(20.7)
Less: Net income attributable to the noncontrolling interest	--	--	--
Net (loss) income attributable to Aehr Test Systems common shareholders	(66.4)%	2.1%	(20.7)%

FISCAL YEAR ENDED MAY 31, 2015 COMPARED TO FISCAL YEAR ENDED MAY 31, 2014

    NET SALES.  Net sales consist primarily of sales of systems, test fixtures, die carriers, upgrades and spare parts as well as revenues from service contracts.  Net sales decreased to $10.0 million for the fiscal year ended May 31, 2015 from $19.7 million for the fiscal year ended May 31, 2014, a decrease of 49.1%.  The decrease in net sales in fiscal 2015 was primarily due to customer order and shipment push outs, customers absorbing capacity taken in earlier quarters, and the delay in the release of our new FOX-1P system.  The decreases included both net sales of the Company’s wafer-level products and Test During Burn-in (TDBI) products.  Net sales of the wafer-level products for fiscal 2015 were $3.1 million, and decreased approximately $5.2 million from fiscal 2014.   Net sales of the TDBI products for fiscal 2015 were $6.6 million, and decreased approximately $4.6 million from fiscal 2014.

    GROSS PROFIT.  Gross profit consists of net sales less cost of sales.  Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations.  Gross profit decreased to $3.8 million for the fiscal year ended May 31, 2015 from $10.2 million for the fiscal year ended May 31, 2014, a decrease of 62.5% primarily due to a decrease in net sales.  Gross profit margin for the fiscal year ended May 31, 2015 was 38.3%, compared with 51.9% for the fiscal year ended May 31, 2014. The decrease in gross profit margin of 13.6% was primarily due to increased direct material costs as a percentage of sales resulting in a 8.1% gross profit margin reduction and manufacturing inefficiencies resulting in a 5.2% gross profit margin reduction.

    SELLING, GENERAL AND ADMINISTRATIVE.  Selling, general and administrative, or SG&A, expenses consist primarily of salaries and related costs of employees, customer support costs, commission expenses to independent sales representatives, product promotion, other professional services and bad debt expenses.  SG&A expenses were $6.5 million for the fiscal year ended May 31, 2015, compared with $6.3 million for the fiscal year ended May 31, 2014, an increase of 2.3%.  The increase in SG&A expenses was primarily due to an increase in employment related expenses.

    RESEARCH AND DEVELOPMENT.  Research and development, or R&D, expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies and professional consulting expenses.  R&D expenses increased to $4.1 million for the fiscal year ended May 31, 2015 from $3.4 million for the fiscal year ended May 31, 2014, an increase of 19.4%.  Lower R&D expenses in the fiscal year ended May 31, 2014 were primarily due to the transfer of R&D expenditures, related to non-recurring engineering milestones, into cost of goods sold and prepaid expenses.

    INTEREST EXPENSE.  Interest expense increased to $130,000 for the fiscal year ended May 31, 2015 from $26,000 for the fiscal year ended May 31, 2014.  The increase in interest expense for the fiscal year ended May 31, 2015 was primarily due to expenses related to the convertible debt financing which closed in April 2015.

    OTHER INCOME (EXPENSE), NET.  Other income, net was $211,000 for the fiscal year ended May 31, 2015, compared with other expense, net of $64,000 for the fiscal year ended May 31, 2014.  The other income in fiscal 2015 and the other expense in fiscal 2014 were primarily due to gains or losses, respectively, realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

    INCOME TAX (EXPENSE) BENEFIT.  Income tax expense was $34,000 for the fiscal year ended May 31, 2015, compared with income tax benefit of $15,000 for the fiscal year ended May 31, 2014.  The income tax benefit for the fiscal year ended May 31, 2014 was primarily due to the reversal of tax liabilities previously established under Financial Accounting Standards Board Interpretation No. 48, or FIN-48, which were no longer required.

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

    OTHER INCOME (EXPENSE), NET.  Other expense, net increased to $64,000 for the fiscal year ended May 31, 2014 from $33,000 for the fiscal year ended May 31, 2013.  The change in other expense was due to foreign exchange losses resulting from the fluctuation in the value of the dollar compared to foreign currencies.

    INCOME TAX (EXPENSE) BENEFIT.  Income tax benefit was $15,000 for the fiscal year ended May 31, 2014, compared with income tax expense of $30,000 for the fiscal year ended May 31, 2013.  The income tax benefit for the fiscal year ended May 31, 2014 was primarily due to the reversal of tax liabilities previously established under FIN-48, which were no longer required.

LIQUIDITY AND CAPITAL RESOURCES

    We consider cash and cash equivalents as liquid and available for use.  As of May 31, 2015, the Company had $5.5 million in cash and cash equivalents, compared to $1.8 million as of May 31, 2014.

    Net cash used in operating activities was $2.3 million and $0.6 million for the fiscal years ended May 31, 2015 and 2014, respectively.  For the fiscal year ended May 31, 2015, net cash used in operating activities was primarily the result of the net loss of $6.6 million, as adjusted to exclude the effect of non-cash charges including stock-based compensation expense of $1.0 million, and an increase in inventories of $1.0 million, partially offset by an increase in customer deposits and deferred revenue of $3.7 million and a decrease in accounts receivable of $1.8 million.  The increase in inventories was primarily due to inventory purchases to support future shipments.  The increase in customer deposits and deferred revenue was primarily due to the receipt of additional down payments from certain customers.  The decrease in accounts receivable was primarily due to a decrease in sales.  For the fiscal year ended May 31, 2014, net cash used in operating activities was primarily the result of net income of $0.4 million, as adjusted to exclude the effect of non-cash charges including stock-based compensation expense of $0.8 million, a decrease in customer deposits and deferred revenue of $1.0 million and an increase in inventories of $0.7 million.  The decrease in customer deposits and deferred revenue was primarily due to the shipments against customer orders with down payments.  The increase in inventories was primarily due to inventory purchases to support future shipments.

    Net cash used in investing activities was $0.1 million for the fiscal year ended May 31, 2015 as compared to net cash used in investing activities of $0.3 million for the fiscal year ended May 31, 2014.  Net cash used in investing activities during the fiscal years ended May 31, 2015 and 2014 was primarily due to the purchase of property and equipment.

    Financing activities provided net cash of $6.4 million for the fiscal year ended May 31, 2015 as compared to $0.4 million for the fiscal year ended May 31, 2014.  Net cash provided by financing activities during the fiscal year ended May 31, 2015 was primarily due to net proceeds of $3.8 million from the issuance of convertible notes, and the net proceeds of $2.6 million from the sale of our common stock in a private placement transaction with certain directors and officers of the Company and other accredited investors that closed on November 26, 2014.  Refer to Note 9 and Note 11 of Notes to Consolidated Financial Statements, “LINE OF CREDIT” and “LONG-TERM DEBT”, for further discussion of the credit facility agreement and convertible notes.  Net cash provided by financing activities during the fiscal year ended May 31, 2014 was primarily due to $0.7 million in proceeds from issuance of common stock and exercise of stock options, partially offset by net repayments under the line of credit of $0.3 million.

    As of May 31, 2015, the Company had working capital of $7.8 million.  Working capital consists of cash and cash equivalents, accounts receivable, inventories and prepaid expenses and other current assets, less current liabilities.

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

    Net cash used in investing activities was $0.1 million for the fiscal year ended May 31, 2013 was primarily due to the purchase of property and equipment.

    Financing activities provided cash of $1.1 million for the fiscal year ended May 31, 2013, due to $1.1 million in common stock sold in the Company’s private placement.

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

    The Company anticipates that the existing cash balance together with cash flows from operations, as well as funds available through the working capital credit facility will be adequate to meet its working capital and capital equipment requirements through fiscal 2016.   Refer to Note 9 of Notes to Consolidated Financial Statements, “LINE OF CREDIT”, for further discussion of the new credit facility agreement with QVT Fund LP and Quintessence Fund L.P.  After fiscal 2016, depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital equipment needs.  There can be no assurance that additional financing will be available when required, or if available, that such financing can be obtained on terms satisfactory to the Company.

OFF-BALANCE SHEET FINANCING

    The Company has not entered into any off-balance sheet financing arrangements and has not established any special purpose entities.

OVERVIEW OF CONTRACTUAL OBLIGATIONS

    The following table provides a summary of such arrangements, or contractual obligations.

	Payments Due by Period (in thousands)
		Less than	1-3	3-5	5
	Total	1 year	years	years	years
Operating Leases	$1,459	$486	$934	$39	$--
Long-term Debt (1)	4,110	--	4,110	--	--
Interest on Long-term Debt (2)	688	278	410	--	--
Purchases (3)	2,879	2,879	--	--	--
Total	$9,136	$3,643	$5,454	$39	$--

(1)  Long-term Debt on the balance sheet is net of unamortized debt issuance costs of $319,000.
(2)  Based on 9% interest rate.  See Note 11 “LONG-TERM DEBT.”
(3)  Shown above are the Company’s binding purchase obligations. The large majority of the Company’s purchase orders are cancelable by either party, which if canceled may result in a negotiation with the vendor to determine if there shall be any restocking or cancellation fees payable to the vendor.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

    In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, a new standard on revenue recognition.  The new standard will supersede existing revenue recognition guidance and apply to all entities that enter into contracts to provide goods or services to customers.  The guidance also addresses the measurement and recognition of gains and losses on the sale of certain non-financial assets, such as real estate, and property and equipment.  The new standard will become effective for us beginning with the first quarter of fiscal 2019 and can be adopted either retrospectively to each reporting period presented or as a cumulative effect adjustment as of the date of adoption.  The Company is currently evaluating the impact of adopting this new guidance on our consolidated financial statements.

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

    In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest. This standard requires management to simplify the presentation of debt issuance costs by presenting the costs related to obtaining a debt liability as a direct deduction from that debt liability. The debt issuance costs, or discount, is amortized over the life of the debt liability. The new standard is effective for us in fiscal 2017, with early adoption permitted. The Company has adopted this update for the fiscal year ended May 31, 2015. Refer to Note 11 of Notes to Consolidated Financial Statements, “LONG-TERM DEBT” for further discussion of the new credit facility with QVT Fund LP and Quintessence Fund L.P.

    In July 2015, the FASB issued ASU No. 2015-11, Inventory. This standard requires management to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This new standard will be effective for us in the fiscal year 2018, with early adoption permitted. The Company is currently evaluating the impact of adopting this new guidance on our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

    The Company had no holdings of derivative financial or commodity instruments at May 31, 2015.

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

    We have audited the accompanying consolidated balance sheets of Aehr Test Systems and subsidiaries (the “Company”) as of May 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity and cash flows for each of the years in the three-year period ended May 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aehr Test Systems and subsidiaries as of May 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr Pilger Mayer, Inc.

E. Palo Alto, California
August 28, 2015

AEHR TEST SYSTEMS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	May 31,
	2015	2014
ASSETS

Current assets:
Cash and cash equivalents	$5,527	$1,809
Accounts receivable, net	1,383	3,390
Inventories	7,123	6,148
Prepaid expenses and other	262	326

Total current assets	14,295	11,673

Property and equipment, net	478	474
Other assets	95	78

Total assets	$14,868	$12,225

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Line of credit	$--	$777
Accounts payable	724	1,892
Accrued expenses	1,045	1,390
Customer deposits and deferred revenue	4,750	1,058

Total current liabilities	6,519	5,117

Long-term debt, net of debt issuance costs	3,791	--
Income taxes payable	8	71
Deferred rent, net of current portion	--	8
Total liabilities	10,318	5,196

Commitments and contingencies (Note 17)

Aehr Test Systems shareholders' equity:
Preferred stock, $0.01 par value:
Authorized: 10,000 shares;
Issued and outstanding: none	--	--
Common stock, $0.01 par value:
Authorized: 75,000 shares;
Issued and outstanding: 12,857 shares and 11,203 shares at May 31, 2015 and 2014, respectively	129	112
Additional paid-in capital	56,547	52,142
Accumulated other comprehensive income	2,231	2,488
Accumulated deficit	(54,339)	(47,692)
Total Aehr Test Systems shareholders' equity	4,568	7,050
Noncontrolling interest	(18)	(21)
Total shareholders' equity	4,550	7,029

Total liabilities and shareholders' equity	$14,868	$12,225

The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended May 31,
	2015	2014	2013

Net sales	$10,018	$19,684	$16,488
Cost of sales	6,180	9,462	9,712
Gross profit	3,838	10,222	6,776

Operating expenses:
Selling, general and administrative	6,470	6,323	6,872
Research and development	4,062	3,402	3,211

Total operating expenses	10,532	9,725	10,083

(Loss) income from operations	(6,694)	497	(3,307)

Interest expense	(130)	(26)	(49)
Other income (expense), net	211	(64)	(33)

(Loss) income before income tax (expense) benefit	(6,613)	407	(3,389)

Income tax (expense) benefit	(34)	15	(30)
Net (loss) income	(6,647)	422	(3,419)
Less: Net income attributable to the noncontrolling interest	--	--	--

Net (loss) income attributable to Aehr Test Systems common shareholders	$(6,647)	$422	$(3,419)

Net (loss) income per share – basic and diluted	$(0.55)	$0.04	$(0.36)
Shares used in per share calculation – basic	12,047	10,877	9,549
Shares used in per share calculation – diluted	12,047	11,889	9,549

The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(IN THOUSANDS)
	Year Ended May 31,
	2015	2014	2013

Net (loss) income	$(6,647)	$422	$(3,419)

Other comprehensive (loss) income, net of tax: Foreign currency translation (loss) income	(254)	45	(14)

Total comprehensive (loss) income	(6,901)	467	(3,433)

Less: Comprehensive income (loss) attributable to noncontrolling interest	3	(1)	2

Comprehensive (loss) income, attributable to Aehr Test Systems	$(6,904)	$468	$(3,435)

The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)

						Total Aehr
				Accumulated		Test
			Additional	Other		Systems		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’	Noncontrolling	Shareholders'
	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
Balances, May 31, 2012	9,135	$91	$48,622	$2,458	$(44,695)	$6,476	$(22)	$6,454

Issuance of common stock
under private placement	1,158	12	1,126	--	--	1,138	--	1,138
Issuance of common stock
under employee plans	306	3	231	--	--	234	--	234
Stock-based compensation	--	--	601	--	--	601	--	601
Net loss	--	--	--	--	(3,419)	(3,419)	--	(3,419)
Foreign currency
translation adjustment	--	--	--	(16)	--	(16)	2	(14)

Balances, May 31, 2013	10,599	106	50,580	2,442	(48,114)	5,014	(20)	4,994

Issuance of common stock
under employee plans	604	6	709	--	--	715	--	715
Stock-based compensation	--	--	853	--	--	853	--	853
Net income	--	--	--	--	422	422	--	422
Foreign currency
translation adjustment	--	--	--	46	--	46	(1)	45

Balances, May 31, 2014	11,203	112	52,142	2,488	(47,692)	7,050	(21)	7,029

Issuance of common stock
under private placement	1,065	11	2,563	--	--	2,574	--	2,574
Issuance of common stock
under employee plans	589	6	849	--	--	855	--	855
Stock-based compensation	--	--	993	--	--	993	--	993
Net loss	--	--	--	--	(6,647)	(6,647)	--	(6,647)
Foreign currency
translation adjustment	--	--	--	(257)	--	(257)	3	(254)

Balances, May 31, 2015	12,857	$129	$56,547	$2,231	$(54,339)	$4,568	$(18)	$4,550

The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended May 31,
	2015	2014	2013
Cash flows from operating activities:
Net (loss) income	$(6,647)	$422	$(3,419)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation expense	997	829	601
(Recovery of) provision for doubtful accounts	(30)	15	--
Gain on disposal of asset	--	(41)	--
Amortization of debt issuance costs	31	--	--
Depreciation and amortization	135	141	322
Changes in operating assets and liabilities:
Accounts receivable	1,774	(720)	(206)
Inventories	(1,008)	(740)	702
Prepaid expenses and other	34	(51)	(7)
Accounts payable	(850)	707	243
Accrued expenses	(371)	(25)	58
Customer deposits and deferred revenue	3,702	(984)	1,477
Income taxes payable	(15)	(65)	(5)
Deferred rent	(8)	(95)	(76)
Net cash used in operating activities	(2,256)	(607)	(310)

Cash flows from investing activities:
Purchases of property and equipment	(118)	(339)	(127)
Proceeds from sales of property and equipment	--	50	--

Net cash used in investing activities	(118)	(289)	(127)

Cash flows from financing activities:
Line of credit repayments, net	(777)	(324)	(307)
Proceed from issuance of long-term debt, net	3,760	--	--
Proceeds from issuance of common stock under private placement, net of issuance cost	2,574	--	1,138
Proceeds from issuance of common stock under employee plans	855	715	234

Net cash provided by financing activities	6,412	391	1,065

Effect of exchange rates on cash and cash equivalents	(320)	(10)	(377)

Net increase (decrease) in cash and cash equivalents	3,718	(515)	251

Cash and cash equivalents, beginning of year	1,809	2,324	2,073

Cash and cash equivalents, end of year	$5,527	$1,809	$2,324

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$26	$44	$64
Interest	$130	$27	$49

Non-cash transactions:
Net change in capitalized stock-based compensation	$(4)	$24	$--

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

    In November 2014, the Company sold 1,065,000 shares of its common stock in a private placement transaction with certain Directors and Officers of the Company and other accredited investors.  The purchase price per share of the common stock sold in the private placement was $2.431, resulting in gross proceeds to the Company of $2,589,000, before offering expenses.  The net proceeds after offering expenses were $2,574,000.

    In August 2011, the Company entered into a working capital credit facility agreement allowing the Company to borrow up to $1.5 million based upon qualified U.S. based and foreign customer receivables, and export-related inventory.  In May 2012, the credit agreement was amended to increase the borrowing limit to $2.0 million.  In September 2012, the credit agreement was amended to increase the borrowing limit to $2.5 million.   On April 10, 2015, the Company terminated the working capital credit facility and entered into a Convertible Notes Purchase (the “Convertible Notes”) and Credit Facility (the “Credit Facility”) Agreement with QVT Fund LP and Quintessence Fund L.P.  The Company received $3.8 million in net proceeds from the issuance of the convertible notes.  Refer to Note 9, “LINE OF CREDIT” and Note 11, “LONG-TERM DEBT”, for further discussion of the Credit Facility and Convertible Notes agreement.

    During fiscal 2015, 2014 and 2013, the Company experienced negative cash flow from operating activities.  The Company anticipates that the existing cash balance together with cash flows from operations, as well as funds available through the  Credit Facility will be adequate to meet its working capital and capital equipment requirements through fiscal 2016.  After fiscal 2016, depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital equipment needs.  There can be no assurance that additional financing will be available when required, or if available, that such financing can be obtained on terms satisfactory to the Company.

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

    Transaction gains and losses that arise from exchange rate changes denominated in currencies other than the local currency are included in the Consolidated Statements of Operations as incurred.  See Note 14 for the detail of foreign exchange transaction gains and losses for all periods presented.

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

    The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2015 (in thousands):

	Balance as of
	May 31, 2015	Level 1	Level 2	Level 3
Money market funds	$4,650	$4,650	$--	$--
Certificate of deposit	50	--	50	--
Assets	$4,700	$4,650	$50	$--

Liabilities	$--	$--	$--	$--

    The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2014 (in thousands):

	Balance as of
	May 31, 2014	Level 1	Level 2	Level 3
Money market funds	$477	$477	$--	$--
Certificate of deposit	50	--	50	--
Assets	$527	$477	$50	$--

Liabilities	$--	$--	$--	$--

    There were no transfers between Level 1 and Level 2 fair value measurements during the fiscal year ended May 31, 2015 and 2014.

    Financial instruments include cash, cash equivalents, receivables, accounts payable and certain other accrued liabilities. The fair value of cash, cash equivalents, receivables, accounts payable and certain other accrued liabilities are valued at their carrying value, which approximates fair value due to their short maturities.  The carrying value of the debt approximates the fair value.

    The Company has at times invested in debt and equity of private companies, and may do so again in the future, as part of its business strategy.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS:

    Accounts receivable are derived from the sale of products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies.  Accounts receivable are recorded at the invoiced amount and are not interest bearing.  The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables.  The Company also reviews its trade receivables by aging category to identify specific customers with known disputes or collection issues.  The Company exercises judgment when determining the adequacy of these reserves as the Company evaluates historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions.  Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received.  No significant adjustments to the allowance for doubtful accounts were recorded during the years ended May 31, 2015, 2014 or 2013.

CONCENTRATION OF CREDIT RISK:

    The Company sells its products primarily to semiconductor manufacturers in North America, Asia, and Europe.  As of May 31, 2015, approximately 70%, 3% and 27% of gross accounts receivable were from customers located in Asia, Europe and North America, respectively.  As of May 31, 2014, approximately 36%, 35% and 29% of gross accounts receivable were from customers located in Asia, Europe and North America, respectively.  Two customers accounted for 41% and 32% of gross accounts receivable at May 31, 2015.  Four customers accounted for 35%, 24%, 18% and 17% of gross accounts receivable at May 31, 2014.  Two customers accounted for 45% and 11% of net sales in fiscal 2015.  Three customers accounted for 40%, 30% and 12% of net sales in fiscal 2014.  The Company performs ongoing credit evaluations of its customers and generally does not require collateral.  The Company uses letter of credit terms for some of its international customers.

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

    Revenue related to the multiple elements are allocated to each unit of accounting using the relative selling price hierarchy.  Consistent with accounting guidance, the selling price is based upon vendor specific objective evidence (VSOE).  If VSOE is not available, third party evidence (TPE) is used to establish the selling price.  In the absence of VSOE or TPE, estimated selling price is used.  The Company has adopted this guidance effective with the first quarter of fiscal 2012.  Prior to fiscal 2012, revenue for arrangements containing multiple deliverables was allocated based upon estimated fair values.  The adoption of the new revenue recognition accounting standards did not have a material impact on our consolidated financial statements.

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

PRODUCT DEVELOPMENT COSTS AND CAPITALIZED SOFTWARE:

    Costs incurred in the research and development of new products or systems are charged to operations as incurred.  Costs incurred in the development of software programs for the Company’s products are charged to operations as incurred until technological feasibility of the software has been established.  Generally, technological feasibility is established when the software module performs its primary functions described in its original specifications, contains features required for it to be usable in a production environment, is completely documented and the related hardware portion of the product is complete.  After technological feasibility is established, any additional costs are capitalized.  Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use.  Capitalized costs are amortized over the estimated life of the related software product using the greater of the units of sales or straight-line methods over ten years.  No system software development costs were capitalized or amortized in fiscal 2015, 2014 and 2013.

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

    A full valuation allowance was established against all deferred tax assets, as management determined that it is more likely than not that deferred tax assets will not be realized, as of May 31, 2015 and 2014.

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

    Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, California, Germany and Japan.  Tax years 1996 – 2014 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

STOCK-BASED COMPENSATION:

    Stock-based compensation expense consists of expenses for stock options and employee stock purchase plan, or ESPP, purchase rights.  Stock-based compensation cost is measured at each grant date, based on the fair value of the award using the Black-Scholes option valuation model, and is recognized as expense over the employee’s requisite service period.  This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable.  The Company’s employee stock options have characteristics significantly different from those of publicly traded options.  All of the Company’s stock-based compensation is accounted for as an equity instrument.

    The following table summarizes compensation costs related to the Company’s stock-based compensation for the years ended May 31, 2015, 2014 and 2013 (in thousands, except per share data):

	Year Ended May 31,
	2015	2014	2013
Stock-based compensation in the form of employee
stock options and ESPP purchase rights, included in:

Cost of sales	$70	$43	$36
Selling, general and administrative	726	643	446
Research and development	201	167	119

Net effect on net (loss) income	$997	$853	$601

Effect on net (loss) income per share:
Basic	$0.08	$0.08	$0.06
Diluted	$0.08	$0.07	$0.06

    During fiscal 2015, 2014 and fiscal 2013, the Company recorded stock-based compensation related to stock options of $857,000, $723,000 and $551,000, respectively.

    As of May 31, 2015, the total compensation cost related to unvested stock-based awards under the Company’s 1996 Stock Option Plan and 2006 Equity Incentive Plan, but not yet recognized, was $1,873,000 which is net of estimated forfeitures of $5,000.  This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.9 years.

    During fiscal 2015, 2014 and fiscal 2013, the Company recorded stock-based compensation related to its ESPP of $140,000, $130,000 and $50,000, respectively.

    As of May 31, 2015 and 2014, stock-based compensation costs of $20,000 and $24,000, respectively, were capitalized as part of inventory.  There were no stock-based compensation costs capitalized as part of inventory as of May 31, 2013.

    As of May 31, 2015, the total compensation cost related to purchase rights under the ESPP but not yet recognized was $135,000.  This cost will be amortized on a straight-line basis over a weighted average period of approximately 1.3 years.

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

    Fair Value.  The fair values of the Company’s stock options granted to employees shares in fiscal 2015, 2014 and 2013 were estimated using the following weighted average assumptions in the Black-Scholes option valuation method:

	Year Ended May 31,
	2015	2014	2013
Option plan shares
Expected term (in years)	4	4	5
Volatility	0.90	0.95	0.91
Expected dividend	$0.00	$0.00	$0.00
Risk-free interest rates	1.20%	1.39%	0.72%
Weighted-average grant date fair value	$1.52	$1.09	$0.78

    The fair value of our ESPP purchase rights for the fiscal 2015, 2014 and 2013 was estimated using the following weighted-average assumptions:

	Year End May 31,
	2015	2014	2013
Employee stock purchase plan shares
Expected term (in years)	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0
Volatility	0.55 – 0.83	0.86 – 1.00	0.45 – 1.05
Expected dividend	$0.00	$0.00	$0.00
Risk-free interest rates	0.04%–0.55%	0.04%–0.44%	0.11%–0.23%
Weighted-average grant date fair value	$1.43	$1.34	$0.52

    During the fiscal years ended May 31, 2015, 2014 and 2013, ESPP purchase rights of 222,000, 172,000, and 27,000 shares, respectively, were granted.  Total ESPP shares issued during the fiscal years ended May 31, 2015, 2014, and 2013 were 87,000, 120,000, and 156,000 shares, respectively.  As of May 31, 2015 there were 268,000 ESPP shares available for issuance.

EARNINGS PER SHARE (“EPS”):

    Basic EPS is determined using the weighted average number of common shares outstanding during the period. Diluted EPS is determined using the weighted average number of common shares and potential common shares (representing the dilutive effect of stock options, and employee stock purchase plan shares) outstanding during the period using the treasury stock method.

    The following table presents the computation of basic and diluted net (loss) income per share attributable to Aehr Test Systems common shareholders (in thousands, except per share data):

	Year Ended May 31,
	2015	2014	2013
Numerator: Net (loss) income	$(6,647)	$422	$(3,419)

Denominator for basic net (loss) income per share:
Weighted-average shares outstanding	12,047	10,877	9,549

Shares used in basic net (loss) income per share calculation	12,047	10,877	9,549

Effect of dilutive securities	--	1,012	--

Denominator for diluted net (loss) income per share	12,047	11,889	9,549

Basic net (loss) income per share	$(0.55)	$0.04	$(0.36)

Diluted net (loss) income per share	$(0.55)	$0.04	$(0.36)

    For the purpose of computing diluted earnings per share, weighted average potential common shares do not include stock options with an exercise price greater than the average fair value of the Company’s common stock for the period, as the effect would be anti-dilutive. In the fiscal year’s ended May 31, 2015 and 2013, potential common shares have not been included in the calculation of diluted net loss per share as the effect would be anti-dilutive.  As such, the numerator and the denominator used in computing both basic and diluted net loss per share for these periods are the same.  Stock options to purchase 3,686,000, 301,000 and 2,956,000 shares of common stock were outstanding on May 31, 2015, 2014 and 2013, respectively, but were not included in the computation of diluted net (loss) income per share, because the inclusion of such shares would be anti-dilutive.  ESPP rights to purchase 175,000, 131,000 and 178,000 ESPP shares were outstanding on May 31, 2015, 2014 and 2013, respectively, but were not included in the computation of diluted net (loss) income per share, because the inclusion of such shares would be anti-dilutive.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

    In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU")  No. 2014-09, Revenue from Contracts with Customers, a new standard on revenue recognition.  The new standard will supersede existing revenue recognition guidance and apply to all entities that enter into contracts to provide goods or services to customers.  The guidance also addresses the measurement and recognition of gains and losses on the sale of certain non-financial assets, such as real estate, and property and equipment.  The new standard will become effective for us beginning with the first quarter of fiscal 2019 and can be adopted either retrospectively to each reporting period presented or as a cumulative effect adjustment as of the date of adoption.  The Company is currently evaluating the impact of adopting this new guidance on our consolidated financial statements.

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

    In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest. This standard requires management to simplify the presentation of debt issuance costs by presenting the costs related to obtaining a debt liability as a direct deduction from that debt liability. The debt issuance costs, or discount, is amortized over the life of the debt liability. The new standard is effective for us in fiscal 2017, with early adoption permitted. The Company has adopted this update for the fiscal year ended May 31, 2015. Refer to Note 11 of Notes to Consolidated Financial Statements, “LONG-TERM DEBT” for further discussion of the new credit facility with QVT Fund LP and Quintessence Fund L.P.

    In July 2015, the FASB issued ASU No. 2015-11, Inventory. This standard requires management to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This new standard will be effective for us in the fiscal year 2018, with early adoption permitted. The Company is currently evaluating the impact of adopting this new guidance on our consolidated financial statements.

2. ACCOUNTS RECEIVABLE:

     Accounts receivable comprise (in thousands):

	May 31,
	2015	2014
Accounts receivable	$1,404	$3,441
Less: Allowance for doubtful accounts	(21)	(51)
	$1,383	$3,390

		Additions
	Balance at	charged to		Balance
	beginning	costs and		at end
	of year	expenses	Deductions*	of year
Allowance for doubtful
accounts receivable:

May 31, 2015	$51	$--	$(30)	$21

May 31, 2014	$39	$15	$(3)	$51

*  Deductions include write-offs of uncollectible accounts and collections of amounts previously reserved.

3. INVENTORIES:

     Inventories comprise (in thousands):

	May 31,
	2015	2014
Raw materials and sub-assemblies	$4,018	$3,348
Work in process	2,584	2,585
Finished goods	521	215
	$7,123	$6,148

4. PROPERTY AND EQUIPMENT, NET:

    Property and equipment, net comprise (in thousands):
	May 31,
	2015	2014
Leasehold improvements	$1,093	$1,093
Furniture and fixtures	1,062	1,094
Machinery and equipment	3,802	3,801
Test equipment	2,967	3,041

	8,924	9,029
Less: Accumulated depreciation and amortization	(8,446)	(8,555)
	$478	$474

    Depreciation expense was $135,000, $141,000 and $322,000 for fiscal 2015, 2014, and 2013, respectively.

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

    The standard warranty period is one year for systems and ninety days for parts and service.

     Following is a summary of changes in the Company’s liability for product warranties during the fiscal years ended May 31, 2015 and 2014 (in thousands):

	May 31,
	2015	2014

Balance at the beginning of the year	$223	$222
Accruals for warranties issued during the year	150	297
Settlement made during the year (in cash or in kind)	(236)	(296)

Balance at the end of the year	$137	$223

    The accrued warranty balance is included in accrued expenses on the accompanying consolidated balance sheets.

6. ACCRUED EXPENSES:

    Accrued expenses comprise (in thousands):

	May 31,
	2015	2014
Payroll related	$503	$596
Professional services	142	147
Warranty	137	223
Taxes payable	101	68
Commissions and bonuses	94	174
Deferred rent	8	95
Accrued customer obligations	--	35
Other	60	52
	$1,045	$1,390

7. INCOME TAXES:

    Domestic and foreign components of loss before income tax benefit (expense) are as follows (in thousands):

	Year Ended May 31,
	2015	2014	2013
Domestic	$(6,871)	$438	$(3,392)
Foreign	258	(31)	3
	$(6,613)	$407	$(3,389)

    The income tax benefit (expense) consists of the following (in thousands):

	Year Ended May 31,
	2015	2014	2013
Federal income taxes:
Current	$--	$--	$--
Deferred	--	--	--
State income taxes:
Current	(19)	(30)	(21)
Deferred	--	--	--
Foreign income taxes:
Current	(15)	45	(9)
Deferred	--	--	--
	$(34)	$15	$(30)

    The Company’s effective tax rate differs from the U.S. federal statutory tax rate, as follows:

	Year Ended May 31,
	2015	2014	2013
U.S. federal statutory tax rate	34.0%	34.0%	34.0%
State taxes, net of federal tax effect	(0.2)	4.7	(0.4)
Foreign rate differential	1.4	(11.9)	0.2
Stock-based compensation	(2.2)	34.5	(4.4)
Research and development credit	1.1	(20.5)	3.0
Change in valuation allowance	(34.4)	(45.8)	(33.0)
Other	(0.2)	1.3	(0.3)
Effective tax rate	(0.5)%	(3.7)%	(0.9)%

     The components of the net deferred tax assets are as follows (in thousands):

	Year Ended May 31,
	2015	2014

Net operating losses	$15,063	$12,368
Credit carryforwards	3,946	4,192
Inventory reserves	1,429	1,822
Reserves and accruals	2,809	2,899
Other	960	703

	24,207	21,984

Less: Valuation allowance	(24,207)	(21,984)
Net deferred tax assets	$--	$--

    The valuation allowance increased by $2,223,000 during fiscal 2015, decreased by $206,000 during fiscal 2014, and increased by $1,080,000 during fiscal 2013.  As of May 31, 2015 and 2014, the Company concluded that it is more likely than not that the deferred tax assets will not be realized and therefore provided a full valuation allowance against the deferred tax assets.  The Company will continue to evaluate the need for a valuation allowance against its deferred tax assets on a quarterly basis.

    At May 31, 2015, the Company had federal and state net operating loss carryforwards of $40,100,000 and $33,529,000, respectively.  The federal and state net operating loss carryforwards will begin to expire in 2024 and 2015, respectively.  At May 31, 2015, the Company also had federal and state research and development tax credit carryforwards of $1,554,000 and $4,672,000, respectively.  The federal credit carryforward will begin to expire in 2019, and the California credit will carryforward indefinitely.  These carryforwards may be subject to certain limitations on annual utilization in case of a change in ownership, as defined by tax law.  The Company also has alternative minimum tax credit carryforwards of $91,000 for federal tax purposes and $34,000 for state purposes.  The credits may be used to offset regular tax and do not expire.

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

    Foreign net operating loss carryforwards of $769,000 are available to reduce future foreign taxable income.  The foreign net operating losses will begin to expire in 2018.

    The Company maintains liabilities for uncertain tax positions.  These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available.  The aggregate changes in the balance of gross unrecognized tax benefits are as follows (in thousands):

Beginning balance as of May 31, 2012	$1,022
Decreases related to prior year tax positions	--
Decreases related to lapse of statute of limitations	(15)

Balance at May 31, 2013	$1,007

Decreases related to prior year tax positions	--
Decreases related to lapse of statute of limitations	(34)

Balance at May 31, 2014	$973

Decreases related to prior year tax positions	--
Decreases related to lapse of statute of limitations	(54)

Balance at May 31, 2015	$919

    If the ending balance of $919,000 of unrecognized tax benefits at May 31, 2015 were recognized, $8,000 would affect the effective income tax rate.  In accordance with the Company’s accounting policy, it recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes.  The Company had accrued interest and penalties of $2,000 at May 31, 2015.

    Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, California, Germany and Japan.  Tax years 1996 – 2014 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

8. CUSTOMER DEPOSITS AND DEFERRED REVENUE:

    Customer deposits and deferred revenue (in thousands):

	May 31,
	2015	2014
Customer deposits	$3,685	$871
Deferred revenue	1,065	187
	$4,750	$1,058

9. LINE OF CREDIT:

    On August 25, 2011, the Company entered into a working capital credit facility agreement allowing the Company to borrow up to $1.5 million based upon qualified accounts receivable, and export-related inventory. On May 29, 2012, the credit agreement was amended to increase the borrowing limit to $2.0 million.  On September 11, 2012, the Company entered into the second amendment to the Loan and Security Agreement to increase the borrowing limit under the credit facility from $2.0 million to $2.5 million.  On August 21, 2013, the Company entered into the Third Amendment to Loan and Security Agreement to extend the term of the agreement to August 22, 2014.  Under the terms of the amendment to the line of credit, the lender will also have a security interest in the Company’s intellectual property.  On August 22, 2014, the Company entered into the Fourth Amendment to Loan and Security Agreement to extend the term of the agreement to August 21, 2015.  The line of credit is collateralized by all of the Company’s assets.  Each account receivable financed by the lender will bear an annual interest rate or finance charge equal to the greater of the lender's prime rate less 0.5%, or 3.50%, if the Company meets certain borrowing base requirements. If the Company does not meet the borrowing base requirements, each account receivable financed by the lender will bear an annual interest rate or finance charge equal to the greater of the lender's prime rate plus 0.75%, or 4.75%.  The applicable interest is calculated based on the full amount of the account receivable and export-related inventory provided as collateral for the actual amounts borrowed.  Depending on the composition of the collateral items, whether or not the Company meets certain borrowing base requirements and the relative cash position of the Company, the equivalent annual interest rate applied to the actual loan balances may vary from 3.89% to 8.94%, assuming that the bank’s prime rate is 4.00% or less.  The average loan balance in fiscal 2015 was $492,000.  At May 31, 2014, the Company had drawn $777,000 against the credit facility.  The working capital credit facility agreement was terminated on April 10, 2015 upon execution of the Convertible Notes Purchase (the “Convertible Notes”) and Credit Facility (the “Credit Facility”) Agreement with QVT

Fund LP and Quintessence Fund L.P. (the “Purchase Agreement”).  See Note 11, “LONG-TERM DEBT,” for a description of the Purchase Agreement.

    The Credit Facility entered into on April 10, 2015 allows the Company to borrow an aggregate principal amount of up to $2.0 million.  Advances under the Credit Facility will bear interest at an annual rate of 5%.  Each advance under the Credit Facility and any accrued and unpaid interest thereon must be repaid within 90 days from the date on which such advance is made.  Unless paid in full at maturity, amounts owing under the credit facility may be converted by the holder into Convertible Notes.  Advances under the Credit Facility may be prepaid without any prepayment premium or penalty.  The Credit Facility is secured by substantially all of the assets of the Company.  At May 31, 2015, the Company has not drawn any amount against the Credit Facility.

10. SALES OF EQUITY SECURITIES:

    During the second quarter of fiscal 2015, the Company sold 1,065,029 shares of its common stock in a private placement transaction with certain directors and officers of the Company and other accredited investors.  The private placement resulted in net proceeds to the Company of $2,574,000 and closed on November 26, 2014.

11. LONG-TERM DEBT:

    On April 10, 2015, Aehr Test Systems (the “Company”) entered into a Convertible Notes Purchase and Credit Facility Agreement (the “Purchase Agreement”) with QVT Fund LP and Quintessence Fund L.P., (the “Purchasers”) providing for the Company’s sale to the Purchasers of $4,110,000 in aggregate principal amount of 9.0% Convertible Secured Notes due April 2017 (the “Convertible Notes”).   See Note 9, “LINE OF CREDIT,” for a description of the Purchase Agreement.  Debt issuance costs of $350,000 were offset against the loan balance and are amortized over the life of the loan.  During fiscal 2015, $31,000 of amortization costs was recognized as interest expense.  Unamortized debt issuance costs of $319,000 were offset against the loan balance at May 31, 2015.

    Long-term debt, net of debt issuance costs (in thousands):
	May 31,
	2015	2014
Principal	$4,110	$--
Unamortized debt issuance costs	(319)	--
	$3,791	$--

    The Convertible Notes bear interest at an annual rate of 9.0% and will mature on April 10, 2017 unless repurchased or converted prior to that date.  Interest is payable quarterly on March 1, June 1, September 1 and December 1 of each year.  The $350,000 in debt issuance costs, amortized over the life of the loan, represent an effective interest rate of 4.3%.  The Company may not redeem the Convertible Notes prior to maturity.

    The initial conversion price for the Convertible Notes is $2.65 per share of the Company’s common stock and is subject to adjustment upon the occurrence of certain specified events (as adjusted, the “Conversion Price”).   Holders may convert all or any part of the principal amount of their Convertible Notes in integral multiples of $10,000 at any time prior to the maturity date.  Upon conversion, the Company will deliver shares of its common stock to the holder of Convertible Notes electing such conversion.

    The Company’s obligations under the Convertible Notes are secured by substantially all of the assets of the Company.

12. CAPITAL STOCK:

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

    In October 2006, the Company’s 2006 Equity Incentive Plan and 2006 Employee Stock Purchase Plan (“2006 Plans”) were approved by the shareholders.  A total of 4,650,000 shares of common stock have been reserved for issuance under the Company’s 2006 Equity Incentive Plan.  Options granted under the 2006 Equity Incentive Plan are generally for periods not to exceed ten years (five years if the option is granted to a 10% stockholder) and are granted at the fair market value of the stock at the date of grant as determined by the Board of Directors.  The 2006 Plans respectively replace the Company’s Amended and Restated 1996 Stock Option Plan, which would otherwise have expired in 2006; and the Company’s 1997 Employee Stock Purchase Plan, which would have otherwise expired in 2007.  The Amended and Restated 1996 Stock Option Plan will continue to govern awards previously granted under that plan.

    As of May 31, 2015, out of the 4,531,000 shares authorized for grant under the 1996 Stock Option Plan and 2006 Equity Incentive Plan, approximately 3,686,000 shares were outstanding.

    The following table summarizes the Company’s stock option transactions during fiscal 2015, 2014 and 2013 (in thousands, except per share data):

		Outstanding Options
			Weighted
		Number	Average	Aggregate
	Available	of	Exercise	Intrinsic
	Shares	Shares	Price	Value
Balances, May 31, 2012	839	2,957	$2.40	$587

Additional shares reserved	1,223	--
Options granted	(670)	670	$1.13
Options terminated	569	(569)	$4.37
Plan shares expired	(224)	--
Options exercised	--	(102)	$0.67

Balances, May 31, 2013	1,737	2,956	$1.79	$964

Options granted	(908)	908	$1.64
Options terminated	420	(420)	$5.51
Plan shares expired	(104)	--
Options exercised	--	(442)	$1.17

Balances, May 31, 2014	1,145	3,002	$1.31	$2,913

Additional shares reserved	860	--
Options granted	(1,253)	1,253	$2.38
Options terminated	93	(93)	$2.30
Options exercised	--	(476)	$1.33

Balances, May 31, 2015	845	3,686	$1.66	$2,946

Options exercisable and expected to be exercisable at May 31, 2015		3,612	$1.66	$2,887

    The options outstanding and exercisable at May 31, 2015 were in the following exercise price ranges (in thousands, except per share data):

	Options Outstanding			Options Exercisable
	at May 31, 2015			at May 31, 2015
Range of Exercise Prices	Number Outstanding Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.59-$0.97	680	3.85	$0.70	612	3.87	$0.71
$1.09-$1.40	1,293	3.97	$1.28	874	3.64	$1.28
$1.73-$2.06	411	3.71	$1.90	345	3.37	$1.92
$2.15-$2.71	1,302	6.10	$2.45	358	5.01	$2.54

$0.59-$2.71	3,686	4.67	$1.66	2,189	3.89	$1.43	$2,198

    The total intrinsic values of options exercised were $540,000, $520,000 and $43,000 during fiscal 2015, 2014 and 2013, respectively.  The weighted average contractual life of the options exercisable and expected to be exercisable at May 31, 2015 was 4.67 years.

    Options to purchase 2,189,000, 1,892,000 and 1,948,000 shares were exercisable at May 31, 2015, 2014 and 2013, respectively.  These exercisable options had weighted average exercise prices of $1.43, $1.22 and $2.12 as of May 31, 2015, 2014 and 2013, respectively.

13. EMPLOYEE BENEFIT PLANS:

EMPLOYEE STOCK OWNERSHIP PLAN:

    The Company has a non-contributory, trusteed employee stock option plan for full-time employees who have completed three consecutive months of service and for part-time employees who have completed one year of service and have attained an age of 21.  The Company can contribute either shares of the Company’s stock or cash to the plan. The contribution is determined annually by the Company and cannot exceed 15% of the annual aggregate salaries of those employees eligible for participation in the plan.  On May 31, 2007, the Company converted the Aehr Test Systems Employee Stock Bonus Plan into the Aehr Test Systems Employee Stock Ownership Plan (the “Plan”).  The stock bonus plan was converted to an employee stock ownership plan (“ESOP”) to enable the Plan to better comply with changes in the law regarding Company stock.  Individuals’ account balances vest at a rate of 20% per year commencing upon completion of two years of service.  Non-vested balances, which are forfeited following termination of employment, are allocated to the remaining employees in the Plan.  Under the Plan provisions, each employee who reaches age fifty-five (55) and has been a participant in the Plan for ten years will be offered an election each year to direct the transfer of up to 25% of his/her ESOP account to the employee self-directed account in the Savings and Retirement Plan.  For anyone who met the above prerequisites, the first election to diversify holdings was offered after May 31, 2008.  In the sixth year, employees will be able to diversify up to 50% of their ESOP accounts.  Contributions of $60,000 per year were authorized for the plan during fiscal 2015, 2014 and 2013.  The contribution amounts are recorded as compensation expense, in the period authorized and included in accrued liabilities, in the period authorized.  Contributions of 26,548 shares were made to the ESOP during fiscal 2015 for fiscal 2014.  Contributions of 41,666 shares were made to the ESOP during fiscal 2014 for fiscal 2013.  Contributions of 47,244 shares were made to the ESOP during fiscal 2013 for fiscal 2012.  The contribution for fiscal 2015 will be made in fiscal 2016.  Shares held in the ESOP are included in the EPS calculation.

401(K) PLAN:

    The Company maintains a defined contribution savings plan (the “401(k) Plan”) to provide retirement income to all qualified employees of the Company.  The 401(k) Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended.  The 401(k) Plan is funded by voluntary pre-tax contributions from employees.  Contributions are invested, as directed by the participant, in investment funds available under the 401(k) Plan.  The Company is not required to make, and did not make, any contributions to the 401(k) Plan during fiscal 2015, 2014 and 2013.

EMPLOYEE STOCK PURCHASE PLAN:

    In October 2006, the Company’s shareholders approved the 2006 Employee Stock Purchase Plan, or 2006 Purchase Plan.  The 2006 Purchase Plan replaced the 1997 Employee Stock Purchase Plan which would have otherwise expired in 2007.  A total of 1,150,000 shares of the Company’s common stock were reserved for issuance under the 2006 Purchase Plan.  The 2006 Purchase Plan has consecutive, overlapping, twenty-four month offering periods.  Each twenty-four month offering period includes four six month purchase periods.  The offering periods generally begin on the first trading day on or after April 1 and October 1 each year.  The first exercise date under the 2006 Purchase Plan was April 1, 2007.  All employees who work a minimum of 20 hours per week and are customarily employed by the Company (or an affiliate thereof) for at least five months per calendar year are eligible to participate.  Under the 2006 Purchase Plan, shares are purchased through employee payroll deductions at exercise prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of an offering period or the last day of the purchase period.  If a participant’s rights to purchase stock under all employee stock purchase plans of the Company accrue at a rate which exceeds $25,000 worth of stock for a calendar year, such participant may not be granted an option to purchase stock under the 2006 Purchase Plan.  The maximum number of shares a participant may purchase during a single purchase period is 3,000 shares.  For the years ended May 31, 2015, 2014 and 2013, approximately 87,000, 120,000 and 156,000 shares of common stock, respectively, were issued under the plans.  To date, 882,000 shares have been issued under the 2006 Purchase Plan.

14. OTHER INCOME (EXPENSE), NET:

    Other income (expense), net comprises the following (in thousands):

	Year Ended May 31,
	2015	2014	2013
Foreign exchange gain (loss)	$194	$(47)	$(36)
Other, net	17	(17)	3
	$211	$(64)	$(33)

15. SEGMENT INFORMATION:

    The Company operates in one reportable segment: the design, manufacture and marketing of advanced test and burn-in products to the semiconductor manufacturing industry.

    The following presents information about the Company’s operations in different geographic areas.  Net sales are based upon ship-to location (in thousands).

	United
	States	Asia	Europe	Total
2015:
Net sales	$3,648	$4,943	$1,427	$10,018
Property and equipment, net	432	34	12	478

2014:
Net sales	$8,708	$7,453	$3,523	$19,684
Property and equipment, net	415	42	17	474

2013:
Net sales	$7,379	$8,184	$925	$16,488
Property and equipment, net	249	52	--	301

    The Company’s Japanese and German subsidiaries primarily comprise the foreign operations.  Substantially all of the sales of the subsidiaries are made to unaffiliated Japanese or European customers.  Net sales from outside the United States include those of Aehr Test Systems Japan K.K. and Aehr Test Systems GmbH.

16. RELATED PARTY TRANSACTIONS:

    Mario M. Rosati, one of the Company’s directors, is also a member of Wilson Sonsini Goodrich & Rosati, Professional Corporation, which has served as the Company’s outside corporate counsel and has received compensation at normal commercial rates for these services.  At May 31, 2015, the Company had $141,000 payable to Wilson Sonsini Goodrich & Rosati.

17. COMMITMENTS AND CONTINGENCIES:

COMMITMENTS

    The Company leases most of its manufacturing and office space under operating leases.  The Company entered into non-cancelable operating lease agreements for its United States manufacturing and office facilities and maintains equipment under non-cancelable operating leases in Germany.  The Company’s principal administrative and production facilities are located in Fremont, California, in a 51,289 square foot building.  The Company’s lease was renewed in November, 2014 and expires in June 2018.  The Company has an option to extend the lease for an additional three year period at rates to be determined.  The Company’s facility in Japan is located in a 418 square foot office in Tokyo under a cancellable lease which expires in June 2016.  The Company also maintains a 1,585 square foot warehouse in Yamanashi under a lease which expires in November 2015.  The Company leases a sales and support office in Utting, Germany.  The lease, which began February 1, 1992 and expires on January 31, 2016, contains an automatic twelve months renewal, at rates to be determined, if no notice is given prior to six months from expiry.  Under the lease agreements, the Company is responsible for payments of utilities, taxes and insurance.

   Minimum annual rentals payments under non-cancellable operating leases in each of the next five fiscal years and thereafter are as follows (in thousands):

Years Ending May 31,
2016	$486
2017	465
2018	469
2019	39
2020	--
Thereafter	--
Total	$1,459

    Rental expense for the years ended May 31, 2015, 2014 and 2013 was $554,000, $562,000 and $657,000, respectively.

    At May 31, 2015 and 2014, the Company had a $50,000 certificate of deposit held by a financial institution representing a security deposit for its United States manufacturing and office space lease.  This amount is included in “Other Assets” on the consolidated balance sheets.

PURCHASE OBLIGATIONS

    The Company has purchase obligations to certain suppliers.  In some cases the products the Company purchases are unique and have provisions against cancellation of the order.  At May 31, 2015, the Company had $2,879,000 of purchase obligations which are due within the following 12 months.  This amount does not include contractual obligations recorded on the consolidated balance sheets as liabilities.

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

18. SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

    The following tables (presented in thousands, except per share data) sets forth selected unaudited condensed consolidated statements of operations data for each of the four quarters of the fiscal years ended May 31, 2015 and 2014.  The unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in the Company’s opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair statement of the information for the quarters presented.  The operating results for any quarter are not necessarily indicative of results for any future period and should be read in conjunction with the audited consolidated financial statements of the Company’s and the notes thereto included elsewhere herein.

	Three Months Ended
	Aug. 31,	Nov. 30,	Feb. 28,	May 31,
	2014	2014	2015	2015
Net sales	$3,558	$2,615	$2,027	$1,818
Gross profit	$1,610	$694	$852	$682
Net loss	$(907)	$(2,114)	$(1,726)	$(1,900)
Net loss per share basic and diluted	$(0.08)	$(0.18)	$(0.14)	$(0.15)

	Three Months Ended
	Aug. 31,	Nov. 30,	Feb. 28,	May 31,
	2013	2013	2014	2014
Net sales	$3,752	$4,950	$5,612	$5,370
Gross profit	$1,944	$2,494	$2,870	$2,914
Net (loss) income	$(166)	$137	$212	$239
Net (loss) income per share basic and diluted	$(0.02)	$0.01	$0.02	$0.02

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

Item 9A.   Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

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

            Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act.  Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control – Integrated Framework” (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of May 31, 2015.  This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

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

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Report:

      1.      Financial Statements

         See Index under Item 8.

      2.      Financial Statement Schedule

                 See Index under Item 8.

      3.      Exhibits

                 See Item 15(b) below.

(b) Exhibits

    The following exhibits are filed as part of or incorporated by reference into this Report:

Exhibit No.	Description
3.1(1)	Restated Articles of Incorporation of Registrant.
3.2(2)	Amended and Restated Bylaws of Registrant.
4.1(3)	Form of Common Stock certificate.
4.2(4)	Convertible Note Purchase and Credit Facility Agreement, dated April 10, 2015, by and among Aehr Test Systems, QVT Fund LP and Quintessence Fund L.P.
4.3	Form of 9.0% Convertible Secured Note due 2017 (included in Exhibit 4.2)
4.4	Form of 5.0% Secured Revolving Credit Note (included in Exhibit 4.2)
4.5(5)	Registration Rights Agreement, dated April 10, 2015, by and among Aehr Test Systems, QVT Fund LP and Quintessence Fund L.P.
10.1(6)	2006 Equity Incentive Plan.*
10.2(7)	2006 Employee Stock Purchase Plan.*
10.3(8)	Form of Indemnification Agreement entered into between Registrant and its directors and executive officers.*
10.5(9)	Form of Change of Control Agreement.*
10.6(10)	Lease dated August 3, 1999 for facilities located at Building C, 400 Kato Terrace, Fremont, California.
10.6.1(11)	First Amendment dated May 06, 2008 for facilities located at 400 Kato Terrace, Fremont, California.
10.6.2(12)	Second Amendment dated November 7, 2014 for facilities located at 400 Kato Terrace, Fremont, California.
10.7(13)	Loan and Security Agreement dated August 25, 2011 by and between Aehr Test Systems and Silicon Valley Bank.
10.7.1(14)	First Amendment to Loan and Security Agreement dated May 29, 2012 by and between Aehr Test Systems and Silicon Valley Bank.
10.7.2(15)	Second Amendment to Loan and Security Agreement dated September 11,2012 by and between Aehr Test Systems and Silicon Valley Bank.
10.7.3(16)	Third Amendment to Loan and Security Agreement dated August 21, 2013, by and between Aehr Test Systems and Silicon Valley Bank.
10.7.4(17)	Fourth Amendment to Loan and Security Agreement dated August 22, 2014 by and between Aehr Test Systems and Silicon Valley Bank.
10.8(18)	Export-Import Bank Loan and Security Agreement dated August 25, 2011 by and between Aehr Test Systems and Silicon Valley Bank.
10.8.1(19)	First Amendment to Export-Import Bank Loan and Security Agreement dated May 29, 2012 by and between Aehr Test Systems and Silicon Valley Bank.
10.8.2(20)	Second Amendment to Export-Import Bank Loan and Security Agreement dated September 11, 2012 by and between Aehr Test Systems and Silicon Valley Bank.
10.8.3(21)	Third Amendment to Export-Import Bank Loan and Security Agreement dated August 21, 2013 by and between Aehr Test Systems and Silicon Valley Bank.
10.8.4(22)	Fourth Amendment to Export-Import Bank Loan and Security Agreement dated August 22, 2014 by and between Aehr Test Systems and Silicon Valley Bank.
10.9(23)
Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement dated August 25, 2011 made by Aehr Test Systems in favor of the Export Import Bank of the United States and Silicon Valley Bank.

10.10(24)	Offer Letter dated January 3, 2012, between the Company and Gayn Erickson.*
10.11(25)	Offer Letter dated March 5, 2013, between the Company and Rhea Posedel.*
10.12(26)	Change of Control Severance Agreement dated January 3, 2012, between the Company and Gayn Erickson.*

10.13(27)	Amended and Restated Change of Control Severance Agreement dated March 5, 2013, between the Company and Rhea J. Posedel.*
10.14(28)	Common Stock Purchase Agreement by and among the Company and the Investors (defined therein), dated as of March 15, 2013.
10.15(29)	Common Stock Purchase Agreement by and among the Company and the Investors (defined therein), dated as of November 24, 2014.
10.16(30)	Security Agreement, dated April 10, 2015, by and among Aehr Test Systems, QVT Fund LP and Quintessence Fund L.P.
21.1	Subsidiaries of the Company.
23.1	Consent of Burr Pilger Mayer, Inc. - Independent Registered Public Accounting Firm (filed herewith).
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31.1	Certification Statement of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification Statement of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

(4) Incorporated by reference to Exhibit 4.1 previously filed with the Company’s Current Report on Form 8-K filed April 14, 2015 (File No. 000-22893).

(5) Incorporated by reference to Exhibit 4.4 previously filed with the Company’s Current Report on Form 8-K filed April 14, 2015 (File No. 000-22893).

(6)  Incorporated by reference to Exhibit 4.1 previously filed with the Company’s Registration Statement on Form S-8 filed October 27, 2006 (File No. 333-138249).

(7)  Incorporated by reference to Exhibit 4.2 previously filed with the Company’s Registration Statement on Form S-8 filed October 27, 2006 (File No. 333-138249).

(8)  Incorporated by reference to Exhibit 10.4 previously filed with Amendment No.1 to the Company’s Registration Statement on Form S-1 filed July 17, 1997 (File No. 333-28987).

(9)  Incorporated by reference to Exhibit 10.14 previously filed with the Company’s Form 10-K for the year ended May 31, 2001 filed August 29, 2001 (File No. 000-22893).

(10)  Incorporated by reference to Exhibit 10.12 exhibit previously filed with the Company’s Form 10-K for the year ended May 31, 1999 filed August 30, 1999 (File No. 000-22893).

(11)  Incorporated by reference to Exhibit 10.15 previously filed with the Company’s Current Report on Form 8-K filed May 9, 2008 (File No. 000-22893).

(12)  Incorporated by reference to Exhibit 10.1 previously filed with the Company’s Current Report on Form 8-K filed November 12, 2014 (File No. 000-22893).

(13) Incorporated by reference to Exhibit 10.20 previously filed with the Company’s Current Report on Form 8-K filed August 30, 2011 (File No. 000-22893).

(14) Incorporated by reference to Exhibit 10.1 previously filed with the Company’s Current Report on Form 8-K filed June 4, 2012 (File No. 000-22893).

(15) Incorporated by reference to Exhibit No. 10.1 previously filed with the Company's Current Report on Form 8-K filed September 14, 2012 (File No. 000-22893).

(16) Incorporated by reference to Exhibit No. 10.1 previously filed with the Company's Current Report on Form 8-K filed August 26, 2013 (File No. 000-22893).

(17) Incorporated by reference to Exhibit No. 10.1 previously filed with the Company's Current Report on Form 8-K filed August 26, 2014 (File No. 000-22893).

(18) Incorporated by reference to Exhibit 10.21 previously filed with the Company’s Current Report on Form 8-K filed August 30, 2011 (File No. 000-22893).

(19) Incorporated by reference to Exhibit 10.2 previously filed with the Company’s Current Report on Form 8-K filed June 4, 2012 (File No. 000-22893).

(20) Incorporated by reference to Exhibit No. 10.2 previously filed with the Company's Current Report on Form 8-K filed September 14, 2012 (File No. 000-22893).

(21) Incorporated by reference to Exhibit No. 10.2 previously filed with the Company's Current Report on Form 8-K filed August 26, 2013 (File No. 000-22893).

(22) Incorporated by reference to Exhibit No. 10.2 previously filed with the Company's Current Report on Form 8-K filed August 26, 2014 (File No. 000-22893).

(23) Incorporated by reference to Exhibit 10.22 previously filed with the Company’s Current Report on Form 8-K filed August 30, 2011 (File No. 000-22893).

(24) Incorporated by reference to Exhibit No. 10.1 previously filed with the Company's Current Report on Form 8-K filed January 9, 2012 (File No. 000-22893).

(25) Incorporated by reference to Exhibit No. 10.1 previously filed with the Company's Current Report on Form 8-K filed March 8, 2013 (File No. 000-22893).

(26) Incorporated by reference to Exhibit No. 10.3 previously filed with the Company's Current Report on Form 8-K filed January 9, 2012 (File No. 000-22893).

(27) Incorporated by reference to Exhibit No. 10.2 previously filed with the Company's Current Report on Form 8-K filed March 8, 2013 (File No. 000-22893).

(28) Incorporated by reference to Exhibit No. 10.1 previously filed with the Company's Current Report on Form 8-K filed March 20, 2013 (File No. 000-22893).

(29) Incorporated by reference to Exhibit No. 10.1 previously filed with the Company's Current Report on Form 8-K filed November 26, 2014 (File No. 000-22893).

(30) Incorporated by reference to Exhibit 10.1 previously filed with the Company’s Current Report on Form 8-K filed April 14, 2015 (File No. 000-22893).

* Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 28, 2015
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

Signature	Title	Date

/s/ GAYN ERICKSON	President, Chief	August 28, 2015
Gayn Erickson	Executive Officer, and Director
(Principal Executive Officer)

/s/ GARY L. LARSON	Vice President of Finance	August 28, 2015
Gayn Erickson	and Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ RHEA J. POSEDEL	Chairman	August 28, 2015
Rhea J. Posedel

/s/ ROBERT R. ANDERSON	Director	August 28, 2015
Robert R. Anderson

/s/ WILLIAM W. R. ELDER	Director	August 28, 2015
William W. R. Elder

/s/ MARIO M. ROSATI	Director	August 28, 2015
Mario M. Rosati

/s/ JOHN M. SCHNEIDER	Director	August 28, 2015
John M. Schneider

/s/ HOWARD T. SLAYEN	Director	August 28, 2015
Howard T. Slayen