Form 10-Q
period 2015-08-31
AEHR TEST SYSTEMS
filed 2015-10-14
CIK 1040470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended August 31, 2015

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

Yes  [  ]        No  [X]

     Number of shares of the registrant’s common stock, $0.01 par value, outstanding as of September 30, 2015 was 12,991,278.

AEHR TEST SYSTEMS

FORM 10-Q

FOR THE QUARTER ENDED AUGUST 31, 2015

PART I.  FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands, except per share data)
(unaudited)

	August 31,	May 31,
	2015	2015
		(1)
ASSETS
Current assets:
Cash and cash equivalents	$3,653	$5,527
Accounts receivable, net	2,628	1,383
Inventories	7,258	7,123
Prepaid expenses and other	465	262

Total current assets	14,004	14,295

Property and equipment, net	465	478
Other assets	94	95

Total assets	$14,563	$14,868

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,848	$724
Accrued expenses	1,557	1,045
Customer deposits and deferred revenue, short-term	1,819	4,750

Total current liabilities	5,224	6,519

Long-term debt, net of debt issuance costs	3,828	3,791
Income taxes payable	--	8
Deferred revenue, long-term	127	--

Total liabilities	9,179	10,318

Aehr Test Systems shareholders' equity:
Common stock, $0.01 par value: Authorized: 75,000; Issued and outstanding: 12,987 shares and 12,857 shares at August 31, 2015 and May 31, 2015, respectively	130	129
Additional paid-in capital	57,068	56,547
Accumulated other comprehensive income	2,249	2,231
Accumulated deficit	(54,045)	(54,339)

Total Aehr Test Systems shareholders' equity	5,402	4,568
Noncontrolling interest	(18)	(18)

Total shareholders' equity	5,384	4,550

Total liabilities and shareholders' equity	$14,563	$14,868

(1)  The condensed consolidated balance sheet at May 31, 2015 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	August 31,
	2015	2014

Net sales	$6,633	$3,558
Cost of sales	3,250	1,948
Gross profit	3,383	1,610

Operating expenses:
Selling, general and administrative	1,845	1,624
Research and development	1,062	959
Total operating expenses	2,907	2,583

Income (loss) from operations	476	(973)

Interest expense	(135)	(14)
Other (expense) income, net	(24)	31

Income (loss) before income tax (expense) benefit	317	(956)

Income tax (expense) benefit	(23)	49

Net income (loss)	294	(907)
Less: Net income attributable to the noncontrolling interest	--	--

Net income (loss) attributable to Aehr Test Systems common shareholders	$294	$(907)

Net income (loss) per share
Basic and Diluted	$0.02	$(0.08)

Shares used in per share calculations:
Basic	12,963	11,391
Diluted	13,814	11,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three Months Ended
	August 31,
	2015	2014

Net income (loss)	$294	$(907)
Other comprehensive income (loss), net of tax:
Net change in cumulative translation adjustments	18	(36)

Total comprehensive income (loss)	312	(943)
Less: Comprehensive income attributable to the noncontrolling interest	--	1

Comprehensive income (loss), attributable to Aehr Test Systems	$312	$(944)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	August 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$294	$(907)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	319	197
Provision for (recovery of) doubtful accounts	19	(20)
Amortization of debt issuance costs	37	--
Depreciation and amortization	37	29
Changes in operating assets and liabilities:
Accounts receivable	(1,257)	1,272
Inventories	(156)	(156)
Prepaid expenses and other	(201)	(46)
Accounts payable	1,113	(270)
Accrued expenses	505	38
Customer deposits and deferred revenue	(2,804)	(294)
Income taxes payable	(2)	(53)
Deferred rent	--	(8)
Net cash used in operating activities	(2,096)	(218)

Cash flows from investing activities:
Purchases of property and equipment	(21)	(21)
Net cash used in investing activities	(21)	(21)

Cash flows from financing activities:
Line of credit borrowings, net	--	223
Proceeds from issuance of common stock under employee plans	223	315
Net cash provided by financing activities	223	538

Effect of exchange rates on cash	20	(33)

Net (decrease) increase in cash and cash equivalents	(1,874)	266

Cash and cash equivalents, beginning of period	5,527	1,809

Cash and cash equivalents, end of period	$3,653	$2,075

Supplemental disclosure of non-cash flow information:
Net change in capitalized share-based compensation	$(20)	$27

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

    In the opinion of management, the unaudited condensed consolidated financial statements for the interim periods presented have been prepared on a basis consistent with the May 31, 2015 audited consolidated financial statements and reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated financial position and results of operations as of and for such periods indicated.  These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2015.  Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

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

    SIGNIFICANT ACCOUNTING POLICIES.  The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2015. There have been no changes in our significant accounting policies during the three months ended August 31, 2015.

2.  STOCK-BASED COMPENSATION

    Stock-based compensation expense consists of expenses for stock options and employee stock purchase plan, or ESPP, shares. Stock-based compensation cost is measured at each grant date, based on the fair value of the award using the Black-Scholes option valuation model, and is recognized as expense over the employee’s requisite service period.  This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable.  The Company’s employee stock options have characteristics significantly different from those of publicly traded options.  All of the Company’s stock-based compensation is accounted for as an equity instrument.  See Notes 12 and 13 in the Company’s Annual Report on Form

10-K for fiscal 2015 filed on August 28, 2015 for further information regarding the stock option plan and the ESPP.

    The following table summarizes compensation costs related to the Company’s stock-based compensation for the three months ended August 31, 2015 and 2014 (in thousands):

	Three Months Ended
	August 31,
	2015	2014
Stock-based compensation in the form of employee stock options and ESPP shares, included in:
Cost of sales	$22	$14
Selling, general and administrative	238	148
Research and development	59	35
Total stock-based compensation	$319	$197

    As of August 31, 2015, there were no stock-based compensation costs capitalized as part of inventory.  Stock-based compensation costs of $51,000 were capitalized as part of inventory at August 31, 2014.

    During the three months ended August 31, 2015 and 2014, the Company recorded stock-based compensation related to stock options of $286,000 and $162,000, respectively.

    As of August 31, 2015, the total compensation cost related to unvested stock-based awards under the Company’s 1996 Stock Option Plan and 2006 Equity Incentive Plan, but not yet recognized, was approximately $1,610,000, which is net of estimated forfeitures of $4,000.  This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.7 years.

    During the three months ended August 31, 2015 and 2014, the Company recorded stock-based compensation related to the ESPP of $33,000 and $35,000, respectively.

    As of August 31, 2015, the total compensation cost related to purchase rights under the ESPP but not yet recognized was approximately $101,000.  This cost will be amortized on a straight-line basis over a weighted average period of approximately 1.2 years.

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

    Fair Value.  The fair value of the Company’s stock options granted to employees for the three months ended August 31, 2014 were estimated using the following weighted average assumptions in the Black-Scholes option valuation model:

August 31,
2014
Option plan shares
Expected term (in years)	4
Volatility	0.91
Expected dividend	$0.00
Risk-free interest rate	1.28%
Estimated forfeiture rate	0.25%
Weighted average grant date fair value	$1.71

    There were no stock options granted to employees for the three months ended August 31, 2015.

    During the three months ended August 31, 2015, Restricted Stock Units (RSUs) were granted for 35,000 shares.  The market value on the date of the grant was $2.16 per share.  The RSUs are performance based and immediately vest upon attainment of goals established.

    There were no ESPP purchase rights granted to employees for the three months ended August 31, 2015 and 2014.

    The following table summarizes the stock option transactions during the three months ended August 31, 2015 (in thousands, except per share data):

		Outstanding Options
			Weighted
		Number	Average	Aggregate
	Available	of	Exercise	Intrinsic
	Shares	Shares	Price	Value
Balances, May 31, 2015	845	3,686	$1.66	$2,946

Options granted	--	--	--
Options terminated	122	(122)	$2.04
Options exercised	--	(130)	$1.72

Balances, August 31, 2015	967	3,434	$1.63	$2,587

Options fully vested and expected to vest at August 31, 2015		3,366	$1.63	$2,535
Options exercisable at August 31, 2015		2,174	$1.41	$2,062

    The options outstanding and exercisable at August 31, 2015 were in the following exercise price ranges (in thousands, except per share data):

	Options Outstanding			Options Exercisable
	at August 31, 2015			at August 31, 2015
Range of Exercise Prices	Number Outstanding Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.59-$0.97	670	3.60	$0.70	627	3.62	$0.71
$1.09-$1.40	1,257	3.75	$1.28	921	3.47	$1.28
$1.73-$2.06	267	5.43	$1.88	216	5.49	$1.90
$2.10-$2.71	1,240	6.12	$2.45	410	5.85	$2.53
$0.59-$2.71	3,434	4.71	$1.63	2,174	4.16	$1.41	$2,062

    The total intrinsic value of options exercised during the three months ended August 31, 2015 was $60,000.  The total intrinsic value of options exercised during the three months ended August 31, 2014 was $407,000.  The weighted average remaining contractual life of the options exercisable and expected to be exercisable at August 31, 2015 was 4.7 years.

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

    The following table presents the computation of basic and diluted net loss per share attributable to Aehr Test Systems common shareholders (in thousands, except per share data):

	Three Months Ended
	August 31,
	2015	2014

Numerator: Net income (loss)	$294	$(907)
Denominator for basic net income (loss) per share:
Weighted-average shares outstanding	12,963	11,391
Shares used in basic net income (loss) per share calculation	12,963	11,391
Effect of dilutive securities	851	--
Denominator for diluted net income (loss) per share	13,814	11,391
Basic net income (loss) per share	$0.02	$(0.08)
Diluted net income (loss) per share	$0.02	$(0.08)

    For the purpose of computing diluted earnings per share, weighted average potential common shares do not include stock options with an exercise price greater than the average fair value of the Company’s common stock for the period, as the effect would be anti-dilutive.  Stock options to purchase 1,371,000 shares of common stock and ESPP rights to purchase 175,000 ESPP shares were outstanding for the three months ending August 31, 2015, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive.  Stock options to purchase 3,323,000 shares of common stock and ESPP rights to purchase 131,000 ESPP shares were outstanding on August 31, 2014, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive.

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

    The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of August 31, 2015 (in thousands):

	Balance as of August 31, 2015	Level 1	Level 2	Level 3
Money market funds	$2,900	$2,900	$--	$--
Certificate of deposit	50	--	50	--
Assets	$2,950	$2,900	$50	$--

Liabilities	$--	$--	$--	$--

    The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2015 (in thousands):

	Balance as of
	May 31, 2015	Level 1	Level 2	Level 3
Money market funds	$4,650	$4,650	$--	$--
Certificate of deposit	50	--	50	--
Assets	$4,700	$4,650	$50	$--

Liabilities	$--	$--	$--	$--

    There were no transfers between Level 1 and Level 2 fair value measurements during the three months ended August 31, 2015 and 2014.

    The carrying amounts of financial instruments including cash, cash equivalents, receivables, accounts payable and certain other accrued liabilities, approximate fair value due to their short maturities.  The carrying value of the debt approximates the fair value.

    The Company has, at times, invested in debt and equity of private companies, and may do so again in the future, as part of its business strategy.

5.  ACCOUNTS RECEIVABLE, NET

    Accounts receivable represents customer trade receivables and is presented net of allowance for doubtful accounts of $40,000 at August 31, 2015 and $21,000 at May 31, 2015.  Accounts receivable are derived from the sale of products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies.  The Company’s allowance for doubtful accounts is based upon historical experience and review of trade receivables by aging category to identify specific customers with known disputes or collection issues.  Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received.

6.  INVENTORIES

    Inventories are comprised of the following (in thousands):
	August 31,	May 31,
	2015	2015
Raw materials and sub-assemblies	$3,104	$4,018
Work in process	4,154	2,584
Finished goods	--	521
	$7,258	$7,123

7.  SEGMENT INFORMATION

    The Company operates in one reportable segment: the design, manufacture and marketing of advanced test and burn-in products to the semiconductor manufacturing industry.

    The following presents information about the Company’s operations in different geographic areas.  Net sales are based upon ship-to location (in thousands).

	United
	States	Asia	Europe	Total
Three months ended August 31, 2015:
Net sales	$718	$5,381	$534	$6,633
Property and equipment, net	418	34	13	465

Three months ended August 31, 2014:
Net sales	$1,663	$1,086	$809	$3,558
Property and equipment, net	435	40	17	492

    The Company’s Japanese and German subsidiaries primarily comprise the foreign operations.  Substantially all of the sales of the subsidiaries are made to unaffiliated Japanese or European customers.  Net sales from outside the United States include those of Aehr Test Systems Japan K.K. and Aehr Test Systems GmbH.

    Sales to the Company’s five largest customers accounted for approximately 96% and 95% of its net sales for the three months ended August 31, 2015 and 2014, respectively.  Two customers accounted for approximately 67% and 11% of the Company’s net sales in the three months ended August 31, 2015. Four customers accounted for approximately 35%, 22%, 22% and 10% of the Company’s net sales in the three months ended August 31, 2014. No other customers represented more than 10% of the Company's net sales for either of the three months ended August 31, 2015 and 2014.

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

    The following is a summary of changes in the Company's liability for product warranties during the three months ended August 31, 2015 and 2014 (in thousands):

	Three Months Ended
	August 31,
	2015	2014

Balance at the beginning of the period	$137	$223

Accruals for warranties issued during the period	109	32
Settlement made during the period (in cash or in kind)	(27)	(87)

Balance at the end of the period	$219	$168

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

10. CUSTOMER DEPOSITS AND DEFERRED REVENUE, SHORT-TERM

    Customer deposits and deferred revenue, short-term (in thousands):

	August 31,	May 31,
	2015	2015
Customer deposits	$1,037	$3,685
Deferred revenue	782	1,065
	$1,819	$4,750

11. LONG-TERM DEBT AND LINE OF CREDIT

    On April 10, 2015, Aehr Test Systems (the “Company”) entered into a Convertible Note Purchase and Credit Facility Agreement (the “Purchase Agreement”) with QVT Fund LP and Quintessence Fund L.P. (the “Purchasers”) providing for (a) the Company’s sale to the Purchasers of $4,110,000 in aggregate principal amount of 9.0% Convertible Secured Notes due 2017 (the “Convertible Notes”) and (b) a secured revolving loan facility (the “Credit Facility”) in an aggregate principal amount of up to $2,000,000.

    The Convertible Notes bear interest at an annual rate of 9.0% and will mature on April 10, 2017 unless repurchased or converted prior to that date.  Interest is payable quarterly on March 1, June 1, September 1 and December 1 of each year.  Debt issuance costs of $356,000, which represent an effective interest rate of 4.3%, were offset against the loan balance and are amortized over the life of loan.  During three months ended August 31, 2015, $37,000 of amortization costs was recognized as interest expense.  Unamortized debt issuance costs of $282,000 were offset against the loan balance at August 31,2015.

    Long-term debt, net of debt issuance costs (in thousands):

	August 31,	May 31,
	2015	2015
Principal	$4,110	$4,110
Unamortized debt issuance costs	(282)	(319)
	$3,828	$3,791

    The initial conversion price for the Convertible Notes is $2.65 per share of the Company’s common stock and is subject to adjustment upon the occurrence of certain specified events (as adjusted, the “Conversion Price”).   Holders may convert all or any part of the principal amount of their Convertible Notes in integrals of $10,000 at any time prior to the maturity date.  Upon conversion, the Company will deliver shares of its common stock to the holder of Convertible Notes electing such conversion.  The Company may not redeem the Convertible Notes prior to maturity.

    Advances under the Credit Facility will bear interest at an annual rate of 5%.  Each advance under the Credit Facility and any accrued and unpaid interest thereon must be repaid within 90 days from the date on which such advance is made.  Unless paid in full at maturity, amounts owing under the credit facility may be converted by the holder into Convertible Notes.  Advances under the Credit Facility may be prepaid without any prepayment premium or penalty and may be reborrowed (unless converted into Convertible Notes). At August 31, 2015 and May 31, 2015, the Company has not drawn any amount against the Credit Facility.

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

    In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest. This standard requires management to simplify the presentation of debt issuance costs by presenting the costs related to obtaining a debt liability as a direct deduction from that debt liability. The debt issuance costs, or discount, is amortized over the life of the debt liability. The new standard is effective for us in fiscal 2017, with early adoption permitted. The Company has adopted this update for the fiscal year ended May 31, 2015. Refer to Note 11 of Notes to Consolidated Financial Statements, “LONG-TERM DEBT AND LINE OF CREDIT” for further discussion of the new credit facility with QVT Fund LP and Quintessence Fund L.P.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report and with our Annual Report on Form 10-K for the fiscal year ended May 31, 2015 and the consolidated financial statements and notes thereto.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, income taxes, financing operations, warranty obligations, and long-term service contracts.  The Company’s estimates are derived from historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Those results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  For a discussion of the critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2015.

    There have been no material changes to our critical accounting policies and estimates during the three months ended August 31, 2015 compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2015.

RESULTS OF OPERATIONS

    The following table sets forth items in the Company’s unaudited condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

	Three Months Ended
	August 31,
	2015	2014

Net sales	100.0%	100.0%
Cost of sales	49.0	54.7
Gross profit	51.0	45.3

Operating expenses:
Selling, general and administrative	27.8	45.6
Research and development	16.0	27.0

Total operating expenses	43.8	72.6

Income (loss) from operations	7.2	(27.3)

Interest expense	(2.0)	(0.4)
Other (expense) income, net	(0.4)	0.9

Income (loss) before income tax (expense) benefit	4.8	(26.8)

Income tax (expense) benefit	(0.4)	1.3

Net income (loss)	4.4	(25.5)
Less: Net income attributable to the noncontrolling interest	--	--
Net income (loss) attributable to Aehr Test Systems common shareholders	4.4%	(25.5)%

THREE MONTHS ENDED AUGUST 31, 2015 COMPARED TO THREE MONTHS ENDED AUGUST 31, 2014

    NET SALES.  Net sales increased to $6.6 million for the three months ended August 31, 2015 from $3.6 million for the three months ended August 31, 2014, an increase of 86.4%.  The increase in net sales for the three months ended August 31, 2015 was primarily due to the increase in net sales of the Company’s wafer-level products.

    GROSS PROFIT.  Gross profit consists of net sales less cost of sales.  Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations.  Gross profit increased to $3.4 million for the three months ended August 31, 2015 from $1.6 million for the three months ended August 31, 2014, an increase of approximately $1.8 million.  Gross profit margin, the percentage of gross profit to net sales, increased to 51.0% for the three months ended August 31, 2015 from 45.3% for the three months ended August 31, 2014.  The higher gross profit margin for the three months ended August 31, 2015 was primarily the result of changes in product mix of sales.

    SELLING, GENERAL AND ADMINISTRATIVE.  Selling, general and administrative, or SG&A, expenses consist primarily of salaries and related costs of employees, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses increased to $1.8 million for the three months ended August 31, 2015 from $1.6 million for the three months ended August 31, 2014, an increase of 13.6%.  The increase in SG&A expenses was primarily due to the increases in employment related expenses and sales commission to outside sales representatives of $0.1 million each.

    RESEARCH AND DEVELOPMENT.  Research and development, or R&D, expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses.  R&D expenses increased to $1.1 million for the three months ended August 31, 2015 from $1.0 million for the three months ended August 31, 2014, an increase of 10.7%.  This increase was primarily attributable to the increase in project expenses.

    INTEREST EXPENSE.  Interest expense was $135,000 for the three months ended August 31, 2015 compared with $14,000 for the three months ended August 31, 2014.  The increase in interest expense in the three months ended August 31, 2015 was primarily due to expenses related to the convertible debt financing.

    OTHER (EXPENSE) INCOME, NET.  Other expense, net was $24,000 for the three months ended August 31, 2015, compared with other income, net of $31,000 for the three months ended August 31, 2014.  The change between other income and other expense was due primarily to gains and losses realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

    INCOME TAX (EXPENSE) BENEFIT.  Income tax expense was $23,000 for the three months ended August 31, 2015, compared with an income tax benefit of $49,000 for the three months ended August 31, 2014.  The income tax benefit for the three months ended August 31, 2014 was due to the reversal of tax liabilities previously established under Financial Accounting Standards Board Interpretation No. 48, which were no longer required.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was $2.1 million and $0.2 million for the three months ended August 31, 2015 and 2014, respectively.  For the three months ended August 31, 2015, net cash used in operating activities was primarily the result of a decrease in customer deposits and deferred revenue of $2.8 million, and an increase in accounts receivable of $1.3 million.  This was partially offset by an increase in accounts payables of $1.1 million, accrued liabilities of $0.5 million, and net income of $0.3 million, as adjusted to exclude the effect of non-cash charge of stock-based compensation expense of $0.3 million.  The decrease in customer deposits and deferred revenue was primarily due to the shipments of customer orders with down payments.  The increase in accounts receivable was primarily due to an increase in sales.  The increase in accounts payable was primarily due to higher expenditures associated with higher revenue.  For the three months ended August 31, 2014, net cash used in operating activities was primarily the result of the net loss of $0.9 million, as adjusted to exclude the effect of non-cash charge of stock-based compensation expense of $0.2 million, as well as decreases in accounts payable and customer deposits and deferred revenue of $0.3 million each, partially offset by a decrease in accounts receivable of $1.3 million.  The decrease in customer deposits and deferred revenue was primarily due to the shipments of customer orders with down payments.  The decrease in accounts payable was primarily due to lower expenditures associated with lower revenue.  The decrease in accounts receivable was primarily due to a decrease in revenues in the quarter ended August 31, 2014 compared to the three months ended May 31, 2014.

    Net cash used in investing activities was $21,000 each for the three months ended August 31, 2015 and 2014.  Net cash used in investing activities was due to purchases of property and equipment.

    Net cash provided by financing activities was $223,000 and $538,000 for the three months ended August 31, 2015 and 2014, respectively.  Net cash provided by financing activities during the three months ended August 31, 2015 was primarily due to proceeds from the exercise of stock options.  Net cash provided by financing activities during the three months ended August 31, 2014 was due to proceeds from the exercise of stock options of $315,000 and net borrowings under the line of credit of $223,000.

    The effect of fluctuation in exchange rates provided cash of $20,000 for the three months ended August 31, 2015 and used cash of $33,000 for the three months ended August 31, 2014.  The change in cash provided or used was due to the fluctuation in the value of the dollar compared to foreign currencies.

    As of August 31, 2015, the Company had working capital of $8.8 million.  Working capital consists of cash and cash equivalents, accounts receivable, inventory and other current assets, less current liabilities.

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

OVERVIEW OF CONTRACTUAL OBLIGATIONS

    On April 10, 2015, the Company entered into a Convertible Note Purchase and Credit Facility Agreement providing for the Company’s sale of convertible secured notes, and a secured revolving loan facility.  See note 11, “LONG-TERM DEBT AND LINE OF CREDIT”, for a description of the Agreement.

    There have been no additional material changes in the composition, magnitude or other key characteristics of the Company's contractual obligations or other commitments as disclosed in the Company's Annual Report on Form 10-K for the year ended May 31, 2015.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The Company had no holdings of derivative financial or commodity instruments as of August 31, 2015 or May 31, 2015.

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

    The Company’s FOX full wafer contact systems face competition from larger systems manufacturers that have significant technological know-how and manufacturing capability.  The Company’s ABTS Test During Burn-in (TDBI) systems have faced and are expected to continue to face increasingly severe competition, especially from several regional, low-cost manufacturers and from systems manufacturers that offer higher power dissipation per device under test.  Some users of such systems, such as independent test labs, build their own burn-in systems, while others, particularly large IC manufacturers in Asia, acquire burn-in systems from captive or affiliated suppliers.  The Company’s WaferPak products are facing and are expected to face increasing competition.  Several companies have developed or are developing full-wafer and single-touchdown probe cards.  The Company’s test fixture products face numerous regional competitors.  There are limited barriers to entry into the burn-in board, or BIB, market, and as a result, many companies design and manufacture BIBs, including BIBs for use with the Company’s ABTS systems.  The Company expects that its DiePak products will face significant competition.  The Company believes that several companies have developed or are developing products which are intended to enable test and burn-in of bare die.

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

Aehr Test Systems
(Registrant)

Date: October 14, 2015	/s/ GAYN ERICKSON
Gayn Erickson
President and Chief Executive Officer

Date: October 14, 2015	/s/ KENNETH B. SPINK
Kenneth B. Spink
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