Form 10-Q
period 2015-11-30
AEHR TEST SYSTEMS
filed 2016-01-13
CIK 1040470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 2015

    OR

/  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to __________

Commission file number: 000-22893

AEHR TEST SYSTEMS
(Exact name of Registrant as specified in its charter)

California	94-2424084
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

400 Kato Terrace
Fremont, CA	94539
(Address of principal	(Zip Code)
executive offices)

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

Yes  [  ]          No  [X]

     Number of shares of the registrant’s common stock, $0.01 par value, outstanding as of December 31, 2015 was 13,164,396.

AEHR TEST SYSTEMS

FORM 10-Q

FOR THE QUARTER ENDED NOVEMBER 30, 2015

PART I.  FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	November 30,	May 31,
	2015	2015
		(1)
ASSETS
Current assets:
Cash and cash equivalents	$1,955	$5,527
Accounts receivable, net	2,503	1,383
Inventories	7,419	7,123
Prepaid expenses and other	402	262

Total current assets	12,279	14,295

Property and equipment, net	576	478
Other assets	93	95

Total assets	$12,948	$14,868

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,390	$724
Accrued expenses	1,496	1,045
Customer deposits and deferred revenue, short-term	1,295	4,750

Total current liabilities	4,181	6,519

Long-term debt, net of debt issuance costs	3,873	3,791
Income taxes payable	--	8
Deferred revenue, long-term	127	--

Total liabilities	8,181	10,318

Aehr Test Systems shareholders' equity:
Common stock, $0.01 par value:
Authorized: 75,000 shares; Issued and outstanding: 13,164 shares and 12,857 shares at November 30, 2015 and May 31, 2015, respectively	132	129
Additional paid-in capital	57,557	56,547
Accumulated other comprehensive income	2,189	2,231
Accumulated deficit	(55,093)	(54,339)

Total Aehr Test Systems shareholders' equity	4,785	4,568
Noncontrolling interest	(18)	(18)

Total shareholders' equity	4,767	4,550

Total liabilities and shareholders' equity	$12,948	$14,868

(1) The condensed consolidated balance sheet at May 31, 2015 has been derived from the audited consolidated financial statements at that date.

               The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2015	2014	2015	2014

Net sales	$4,620	$2,615	$11,253	$6,173
Cost of sales	2,929	1,921	6,179	3,869
Gross profit	1,691	694	5,074	2,304

Operating expenses:
Selling, general and administrative	1,713	1,736	3,558	3,360
Research and development	923	1,105	1,985	2,064
Total operating expenses	2,636	2,841	5,543	5,424

Loss from operations	(945)	(2,147)	(469)	(3,120)

Interest expense	(137)	(8)	(272)	(22)
Other income, net	55	60	31	91

Loss before income tax (expense) benefit	(1,027)	(2,095)	(710)	(3,051)

Income tax (expense) benefit	(21)	(19)	(44)	30
Net loss	(1,048)	(2,114)	(754)	(3,021)
Less: Net income attributable to the noncontrolling interest	--	--	--	--

Net loss attributable to Aehr Test Systems common shareholders	$(1,048)	$(2,114)	$(754)	$(3,021)

Net loss per share
Basic and Diluted	$(0.08)	$(0.18)	$(0.06)	$(0.26)

Shares used in per share calculations:
Basic and Diluted	13,048	11,724	13,005	11,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2015	2014	2015	2014

Net loss	$(1,048)	$(2,114)	$(754)	$(3,021)

Other comprehensive loss, net of tax: Net change in cumulative translation adjustments	(60)	(76)	(42)	(112)

Total comprehensive loss	(1,108)	(2,190)	(796)	(3,133)
Less: Comprehensive income attributable to the noncontrolling interest	--	2	--	3

Comprehensive loss, attributable to Aehr Test Systems	$(1,108)	$(2,192)	$(796)	$(3,136)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	November 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(754)	$(3,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	573	474
Provision for (recovery of) doubtful accounts	17	(31)
Amortization of debt issuance costs	82	--
Depreciation and amortization	73	61
Changes in operating assets and liabilities:
Accounts receivable	(1,196)	1,945
Inventories	(316)	119
Prepaid expenses and other	(139)	(55)
Accounts payable	687	125
Accrued expenses	439	(159)
Customer deposits and deferred revenue	(3,328)	(257)
Income taxes payable	9	(36)
Deferred rent	--	(8)
Net cash used in operating activities	(3,853)	(843)

Cash flows from investing activities:
Purchases of property and equipment	(169)	(105)
Net cash used in investing activities	(169)	(105)

Cash flows from financing activities:
Line of credit repayments, net	--	(135)
Proceeds from issuance of common stock under private placement, net of issuance costs	--	2,574
Proceeds from issuance of common stock under employee plans	460	515
Net cash provided by financing activities	460	2,954

Effect of exchange rates on cash	(10)	(219)

Net (decrease) increase in cash and cash equivalents	(3,572)	1,787

Cash and cash equivalents, beginning of period	5,527	1,809

Cash and cash equivalents, end of period	$1,955	$3,596
Supplemental disclosure of non-cash flow information:
Net change in capitalized share-based compensation	$(20)	$36

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

    PRINCIPLES OF CONSOLIDATION.  The condensed consolidated financial statements include the accounts of Aehr Test Systems and its subsidiaries (collectively, the "Company," "we," "us," and "our").  All significant intercompany balances have been eliminated in consolidation.  For our majority owned subsidiary, Aehr Test Systems Japan K.K., we reflected the noncontrolling interest of the portion we do not own on our Consolidated Balance Sheets in Shareholders’ Equity and in the Consolidated Statements of Operations.

    ACCOUNTING ESTIMATES.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates are used to account for revenue adjustments, the allowance for doubtful accounts, inventory reserves, income taxes, stock-based compensation expenses, and product warranties, among others.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results could differ materially from those estimates.

    SIGNIFICANT ACCOUNTING POLICIES.  The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2015.  There have been no changes in our significant accounting policies during the six months ended November 30, 2015.

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

    The following table summarizes compensation costs related to the Company’s stock-based compensation for the three and six months ended November 30, 2015 and 2014 (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2015	2014	2015	2014
Stock-based compensation in the form of employee stock options and ESPP shares, included in:
Cost of sales	$20	$16	$42	$30
Selling, general and administrative	186	212	424	360
Research and development	48	49	107	84
Total stock-based compensation	$254	$277	$573	$474

    As of November 30, 2015, there were no stock-based compensation costs capitalized as part of inventory.  As of November 30, 2014, stock-based compensation costs of $60,000 were capitalized as part of inventory.

    During the three months ended November 30, 2015 and 2014, the Company recorded stock-based compensation related to stock options of $233,000 and $245,000, respectively.  During the six months ended November 30, 2015 and 2014, the Company recorded stock-based compensation related to stock options of $518,000 and $407,000, respectively.

    As of November 30, 2015, the total compensation cost related to unvested stock-based awards under the Company’s 1996 Stock Option Plan and 2006 Equity Incentive Plan, but not yet recognized, was approximately $1,508,000, which is net of estimated forfeitures of $4,000.  This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.3 years.

    During the three months ended November 30, 2015 and 2014, the Company recorded stock-based compensation related to the ESPP of $21,000 and $32,000, respectively.  During the six months ended November 30, 2015 and 2014, the Company recorded stock-based compensation related to the ESPP of $55,000 and $67,000, respectively.

    As of November 30, 2015, the total compensation cost related to purchase rights under the ESPP but not yet recognized was approximately $75,000.  This cost will be amortized on a straight-line basis over a weighted average period of approximately 1.0 years.

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

    Fair Value.  The fair value of the Company’s stock options granted to employees for the three and six months ended November 30, 2015 and 2014 were estimated using the following weighted average assumptions in the Black-Scholes option valuation model:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2015	2014	2015	2014
Option plan shares
Expected term (in years)	4	4	4	4
Volatility	0.86	0.90	0.86	0.91
Expected dividend	$0.00	$0.00	$0.00	$0.00
Risk-free interest rates	1.21%	1.11%	1.21%	1.25%
Estimated forfeiture rate	0.25%	0.25%	0.25%	0.25%
Weighted average grant date fair value	$1.38	$1.32	$1.38	$1.64

    There were no Restricted Stock Units (RSUs) granted to employees for the three months ended November 30, 2015.  During the six months ended November 30, 2015, RSUs were granted for 35,000 shares.  The market value on the date of the grant was $2.16 per share.  The RSUs are performance based and immediately vest upon attainment of goals established.

    The fair values of the ESPP purchase rights granted for the three and six months ended November 30, 2014 were estimated using the following weighted-average assumptions:

Three and Six Months Ended November 30, 2014

Expected term (in years)	0.5-2.0
Volatility	0.55-0.83
Expected dividend	$0.00
Risk-free interest rates	0.04%-0.53%
Estimated forfeiture rate	0%
Weighted average grant date fair value	$1.47

     There were no ESPP purchase rights granted for the three and six months ended November 30, 2015.

    The following table summarizes the stock option transactions during the three and six months ended November 30, 2015 (in thousands, except per share data):

		Outstanding Options
			Weighted
		Number	Average	Aggregate
	Available	of	Exercise	Intrinsic
	Shares	Shares	Price	Value
Balances, May 31, 2015	845	3,686	$1.66	$2,946

Options granted	--	--	--
Options terminated	122	(122)	$2.04
Options exercised	--	(130)	$1.72

Balances, August 31, 2015	967	3,434	$1.63	$2,587

Additional shares reserved	800	--
Options granted	(82)	82	$2.22
Options terminated	15	(15)	$1.61
Options exercised	--	(116)	$0.91

Balances, November 30, 2015	1,700	3,385	$1.67	$1,643

Options fully vested and expected to vest at November 30, 2015		3,318	$1.67	$1,610

Options exercisable at November 30, 2015		2,238	$1.47	$1,416

    The options outstanding and exercisable at November 30, 2015 were in the following exercise price ranges (in thousands, except per share data):

	Options Outstanding			Options Exercisable
	at November 30, 2015			at November 30, 2015
Range of Exercise Price	Number Outstanding Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.59-$0.97	578	3.31	$0.68	561	3.32	$0.68
$1.09-$1.40	1,222	3.59	$1.28	945	3.38	$1.28
$1.73-$2.06	267	5.18	$1.88	228	5.25	$1.90
$2.10-$2.71	1,318	5.93	$2.43	504	5.70	$2.49
$0.59-$2.71	3,385	4.58	$1.67	2,238	4.08	$1.47	$1,416

    The total intrinsic value of options exercised during the three and six months ended November 30, 2015 was $125,000 and $185,000, respectively.  The total intrinsic value of options exercised during the three and six months ended November 30, 2014 was $29,000 and $435,000, respectively.  The weighted average remaining contractual life of the options exercisable and expected to be exercisable at November 30, 2015 was 4.58 years.

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

    The following table presents the computation of basic and diluted net loss per share attributable to Aehr Test Systems common shareholders (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2015	2014	2015	2014

Numerator: Net loss	$(1,048)	$(2,114)	$(754)	$(3,021)

Denominator for basic net loss per share:
Weighted-average shares outstanding	13,048	11,724	13,005	11,557

Shares used in basic net loss per share calculation	13,048	11,724	13,005	11,557
Effect of dilutive securities	--	--	--	--

Denominator for diluted net loss per share	13,048	11,724	13,005	11,557

Basic net loss per share	$(0.08)	$(0.18)	$(0.06)	$(0.26)
Diluted net loss per share	$(0.08)	$(0.18)	$(0.06)	$(0.26)

    For the purpose of computing diluted earnings per share, weighted average potential common shares do not include stock options with an exercise price greater than the average fair value of the Company’s common stock for the period, as the effect would be anti-dilutive.  In the three months ended November 30, 2015 and 2014 and the six months ended November 30, 2015 and 2014 potential common shares have not been included in the calculation of diluted net loss per share as the effect would be anti-dilutive.  As such, the numerator and the denominator used in computing both basic and diluted net loss per share for these periods are the same.  Stock options to purchase 3,385,000 shares of common stock and ESPP rights to purchase 131,000 ESPP shares were outstanding as of November 30, 2015, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive.  Stock options to purchase 3,418,000 shares of common stock and ESPP rights to purchase 175,000 ESPP shares were outstanding as of November 30, 2014, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive.

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

    The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of November 30, 2015 (in thousands):

	Balance as of November 30, 2015	Level 1	Level 2	Level 3
Money market funds	$700	$700	$--	$--
Certificate of deposit	50	--	50	--
Assets	$750	$700	$50	$--

Liabilities	$--	$--	$--	$--

    The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2015 (in thousands):

	Balance as of May 31, 2015	Level 1	Level 2	Level 3
Money market funds	$4,650	$4,650	$--	$--
Certificate of deposit	50	--	50	--
Assets	$4,700	$4,650	$50	$--

Liabilities	$--	$--	$--	$--

    There were no transfers between Level 1 and Level 2 fair value measurements during the three and six months ended November 30, 2015 and 2014.

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

5.  ACCOUNTS RECEIVABLE, NET

    Accounts receivable represents customer trade receivables and is presented net of allowances for doubtful accounts of $38,000 at November 30, 2015 and $21,000 at May 31, 2015.  Accounts receivable are derived from the sale of products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies.  The Company’s allowance for doubtful accounts is based upon historical experience and review of trade receivables by aging category to identify specific customers with known disputes or collection issues.  Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received.

6.  INVENTORIES

    Inventories are comprised of the following (in thousands):
	November 30,	May 31,
	2015	2015
Raw materials and sub-assemblies	$3,570	$4,018
Work in process	3,848	2,584
Finished goods	1	521
	$7,419	$7,123

7.  SEGMENT INFORMATION

    The Company operates in one reportable segment: the design, manufacture and marketing of advanced test and burn-in products to the semiconductor manufacturing industry.

    The following presents information about the Company’s operations in different geographic areas.  Net sales are based upon ship-to location (in thousands).

	United
	States	Asia	Europe	Total
Three months ended November 30, 2015:
Net sales	$507	$3,768	$345	$4,620
Property and equipment, net	530	33	13	576

Six months ended November 30, 2015:
Net sales	$1,225	$9,149	$879	$11,253
Property and equipment, net	530	33	13	576

Three months ended November 30, 2014:
Net sales	$707	$1,780	$128	$2,615
Property and equipment, net	488	35	15	538

Six months ended November 30, 2014:
Net sales	$2,370	$2,866	$937	$6,173
Property and equipment, net	488	35	15	538

    The Company’s Japanese and German subsidiaries primarily comprise the foreign operations.  Substantially all of the sales of the subsidiaries are made to unaffiliated Japanese or European customers.  Net sales from outside the United States include those of Aehr Test Systems Japan K.K. and Aehr Test Systems GmbH.

    Sales to the Company’s five largest customers accounted for approximately 97% and 96% of its net sales in the three and six months ended November 30, 2015, respectively.  Two customers accounted for approximately 51% and 36% of the Company’s net sales in the three months ended November 30, 2015. Two customers accounted for approximately 54% and 27% of the Company’s net sales in the six months ended November 30, 2015.  Sales to the Company’s five largest customers accounted for approximately 94% and 91% of its net sales in the three and six months ended November 30, 2014, respectively.  Three customers accounted for approximately 53%, 23% and 13% of the Company’s net sales in the three months ended

November 30, 2014. Five customers accounted for approximately 43%, 14%, 13%, 12% and 10% of the Company’s net sales in the six months ended November 30, 2014.  No other customers represented more than 10% of the Company’s net sales for either fiscal 2015 or fiscal 2014.

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

    The following is a summary of changes in the Company's liability for product warranties during the three and six months ended November 30, 2015 and 2014 (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2015	2014	2015	2014

Balance at the beginning of the period	$219	$168	$137	$223

Accruals for warranties issued during the period	128	66	237	98
Settlement made during the period (in cash or in kind)	(42)	(85)	(69)	(172)

Balance at the end of the period	$305	$149	$305	$149

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

10.  CUSTOMER DEPOSITS AND DEFERRED REVENUE, SHORT-TERM

    Customer deposits and deferred revenue, short-term (in thousands):

	November 30, 2015	May 31, 2015
Customer deposits	$909	$3,685
Deferred revenue	386	1,065
	$1,295	$4,750

11.  LONG-TERM DEBT AND LINE OF CREDIT

    On April 10, 2015, the Company entered into a Convertible Note Purchase and Credit Facility Agreement (the “Purchase Agreement”) with QVT Fund LP and Quintessence Fund L.P. (the “Purchasers”) providing for (a) the Company’s sale to the Purchasers of $4,110,000 in aggregate principal amount of 9.0% Convertible Secured Notes due 2017 (the “Convertible Notes”) and (b) a secured revolving loan facility (the “Credit Facility”) in an aggregate principal amount of up to $2,000,000.

    The Convertible Notes bear interest at an annual rate of 9.0% and will mature on April 10, 2017 unless repurchased or converted prior to that date.  Interest is payable quarterly on March 1, June 1, September 1 and December 1 of each year.  Debt issuance costs of $356,000, which represent an effective interest rate of 4.3%, were offset against the loan balance and are amortized over the life of loan.  During the three and six months ended November 30, 2015, $44,000 and $82,000, respectively, of amortization costs were recognized as interest expense.

    Long-term debt, net of debt issuance costs (in thousands):

	November 30, 2015	May 31, 2015
Principal	$4,110	$4,110
Unamortized debt issuance costs	(237)	(319)
	$3,873	$3,791

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

    Advances under the Credit Facility must be supported by outstanding valid purchase orders at least equal to the amount of the requested drawdown plus the principal amount of all outstanding 5.0% Notes.  Advances will bear interest at an annual rate of 5%.  Each advance under the Credit Facility and any accrued and unpaid interest thereon must be repaid within 90 days from the date on which such advance is made.  Unless paid in full at maturity, amounts owing under the credit facility may be converted by the holder into Convertible Notes.  Advances under the Credit Facility may be prepaid without any prepayment premium or penalty and may be reborrowed (unless converted into Convertible Notes).  As of November 30, 2015 and May 31, 2015, the Company has not drawn any amount against the Credit Facility.  The balance available to borrow under the Credit Facility as of November 30, 2015 was $2,000,000.

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

    In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest. This standard requires management to simplify the presentation of debt issuance costs by presenting the costs related to obtaining a debt liability as a direct deduction from that debt liability. The debt issuance costs, or discount, is amortized over the life of the debt liability. The new standard is effective for us in fiscal 2017, with early adoption permitted. The Company has adopted this update for the fiscal year ended May 31, 2015. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements, “LONG-TERM DEBT AND LINE OF CREDIT” for further discussion of the new credit facility with QVT Fund LP and Quintessence Fund L.P.

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

    In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements in this report, including those made by the management of Aehr Test Systems, other than statements of historical fact, are forward-looking statements.  These statements typically may be identified by the use of forward-

looking words or phrases such as "believe," "expect," "intend," "anticipate," "should," "planned," "estimated," and "potential," among others and include, but are not limited to, statements concerning our expectations regarding our operations, business, strategies, prospects, revenues, expenses, costs and resources.  These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated results or other expectations reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and other factors beyond our control, and in particular, the risks discussed in “Part II, Item 1A. Risk Factors” and those discussed in other documents we file with the SEC. All forward-looking statements included in this document are based on our current expectations, and we undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

    There have been no material changes to our critical accounting policies and estimates during the six months ended November 30, 2015 compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2015.

RESULTS OF OPERATIONS

    The following table sets forth items in the Company’s unaudited condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2015	2014	2015	2014

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.4	73.5	54.9	62.7
Gross profit	36.6	26.5	45.1	37.3

Operating expenses:
Selling, general and administrative	37.1	66.4	31.6	54.4
Research and development	20.0	42.3	17.6	33.4

Total operating expenses	57.1	108.7	49.2	87.8

Loss from operations	(20.5)	(82.2)	(4.1)	(50.5)

Interest expense	(3.0)	(0.3)	(2.4)	(0.4)
Other income, net	1.3	2.4	0.2	1.5

Loss before income tax (expense) benefit	(22.2)	(80.1)	(6.3)	(49.4)

Income tax (expense) benefit	(0.5)	(0.7)	(0.4)	0.5
Net loss	(22.7)	(80.8)	(6.7)	(48.9)
Less: Net income attributable to the noncontrolling interest	--	--	--	--

Net loss attributable to Aehr Test Systems common shareholders	(22.7)%	(80.8)%	(6.7)%	(48.9)%

THREE MONTHS ENDED NOVEMBER 30, 2015 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2014

    NET SALES.  Net sales increased to $4.6 million for the three months ended November 30, 2015 from $2.6 million for the three months ended November 30, 2014, an increase of 76.7%.  The increase in net sales for the three months ended November 30, 2015 resulted primarily from the increases in net sales of both the Company’s wafer-level products and Test During Burn-in (TDBI) products.  Net sales of the Company’s wafer-level products for the three months ended November 30, 2015 were $2.1 million, and increased approximately $1.6 million from the three months ended November 30, 2014.  Net sales of the TDBI products for the three months ended November 30, 2015 were $2.5 million, and increased approximately $0.4 million from the three months ended November 30, 2014.

    GROSS PROFIT.  Gross profit consists of net sales less cost of sales.  Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations.  Gross profit increased to $1.7 million for the three months ended November 30, 2015 from $0.7 million for the three months ended November 30, 2014, an increase of 143.7%.  Gross profit margin increased to 36.6% for the three months ended November 30, 2015 from 26.5% for the three months ended November 30, 2014.  The lower gross profit margin for the three months ended November 30, 2014 was primarily due to a higher level of inventory reserves recorded.

    SELLING, GENERAL AND ADMINISTRATIVE.  Selling, general and administrative, or SG&A, expenses consist primarily of salaries and related costs of employees, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses remained unchanged at $1.7 million for the three months ended November 30, 2015 compared with the three months ended November 30, 2014.

    RESEARCH AND DEVELOPMENT.  Research and development, or R&D, expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses decreased to $0.9 million for the three months ended November 30, 2015 from $1.1 million for the three months ended November 30, 2014, a decrease of 16.5%.  The decrease in R&D expenses was primarily due to the decrease in outside services and project expenses of 0.1 million each.

    INTEREST EXPENSE.  Interest expense was $137,000 for the three months ended November 30, 2015 compared with $8,000 for the three months ended November 30, 2014.  The increase in interest expense in the three months ended November 30, 2015 was primarily due to expenses related to the convertible debt financing.

    OTHER INCOME, NET.  Other income, net was $55,000 and $60,000 for the three months ended November 30, 2015 and 2014, respectively.  The change in other income was due primarily to gains realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

    INCOME TAX (EXPENSE) BENEFIT.  Income tax expenses were $21,000 and $19,000 for the three months ended November 30, 2015 and 2014, respectively.

SIX MONTHS ENDED NOVEMBER 30, 2015 COMPARED TO SIX MONTHS ENDED NOVEMBER 30, 2014

    NET SALES.  Net sales increased to $11.3 million for the six months ended November 30, 2015 from $6.2 million for the six months ended November 30, 2014, an increase of 82.3%.  The increase in net sales for the six months ended November 30, 2015 resulted primarily from the increases in net sales of both the Company’s wafer-level products and TDBI products.  Net sales of the Company’s wafer-level products for the six months ended November 30, 2015 were $7.3 million, and increased approximately $4.9 million from the six months ended November 30, 2014.  Net sales of the TDBI products for the six months ended November 30, 2015 were $3.9 million, and increased approximately $0.4 million from the six months ended November 30, 2014.

    GROSS PROFIT.  Gross profit increased to $5.1 million for the six months ended November 30, 2015 from $2.3 million for the six months ended November 30, 2014, an increase of 120.2%.  Gross profit margin increased to 45.1% for the six months ended November 30, 2015 from 37.3% for the six months ended November 30, 2014.  The higher gross profit margin for the six months ended November 30, 2015 was primarily the result of the sale of systems containing previously reserved inventory.

    SELLING, GENERAL AND ADMINISTRATIVE.  SG&A expenses increased to $3.6 million for the six months ended November 30, 2015 from $3.4 million for the six months ended November 30, 2014, an increase of 5.9%.  The increase in SG&A expenses was primarily due to the increase in sales commissions to outside sales representatives.

    RESEARCH AND DEVELOPMENT.  R&D expenses decreased to $2.0 million for the six months ended November 30, 2015 from $2.1 million for the six months ended November 30, 2014, a decrease of 3.8%.  The decrease in R&D expenses was primarily due to the decrease in outside services.

    INTEREST EXPENSE.  Interest expense was $272,000 for the six months ended November 30, 2015 compared with $22,000 for the six months ended November 30, 2014.  The increase in interest expense in the six months ended November 30, 2015 was primarily due to expenses related to the convertible debt financing.

    OTHER INCOME, NET.  Other income, net was $31,000 and $91,000 for the six months ended November 30, 2015 and 2014, respectively.  The change in other income was due primarily to gains realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

    INCOME TAX (EXPENSE) BENEFIT.  Income tax expense was $44,000 for the six months ended November 30, 2015 compared with income tax benefit of $30,000 for the six months ended November 30, 2014.  The income tax benefit was due to the reversal of tax liabilities previously established under Financial Accounting Standards Board Interpretation No. 48, which were no longer required.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was $3.9 million and $0.8 million for the six months ended November 30, 2015 and 2014, respectively.  For the six months ended November 30, 2015, net cash used in operating activities was primarily the result of net loss of $0.8 million, as adjusted to exclude the effect of non-cash charge of stock-based compensation expense of $0.6 million, as well as a decrease in customer deposits and deferred revenue of $3.3 million and an increase in accounts receivable of $1.2 million.  This was partially offset by an increase in accounts payables of $0.7 million.  The decrease in customer deposits and deferred revenue was primarily due to the shipments of customer orders with down payments.  The increase in accounts receivable was primarily due to an increase in sales.  The increase in accounts payable was primarily due to higher expenditures associated with higher revenue.  For the six months ended November 30, 2014, net cash used in operating activities was primarily the result of the net loss of $3.0 million as adjusted to exclude the effect of non-cash charges including stock-based compensation expense of $0.5 million and depreciation and amortization of $0.1 million, as well as a decrease in accounts receivable of $1.9 million.  The decrease in accounts receivable was primarily due to a decrease in sales.

    Net cash used in investing activities was $169,000 and $105,000 for the six months ended November 30, 2015 and 2014, respectively. Net cash used in investing activities was due to the purchases of property and equipment.

   Financing activities provided cash of $0.5 million and $3.0 million for the six months ended November 30, 2015 and 2014, respectively.  Net cash provided by financing activities during the six months ended November 30, 2015 was due to proceeds from the issuance of common stock under employee plans.  Net cash provided by financing activities during the six months ended November 30, 2014 was due primarily to the sale of $2.6 million of our common stock in a private placement transaction with certain directors and officers of the Company and other accredited investors that closed on November 26, 2014 and $0.5 million in proceeds from the issuance of common stock under employee plans.

    The effect of fluctuation in exchange rates used cash of $10,000 for the six months ended November 30, 2015 and $219,000 for the six months ended November 30, 2014.  The change in cash used was due to the fluctuation in the value of the dollar compared to foreign currencies.

    As of November 30, 2015, the Company had working capital of $8.1 million.  Working capital consists of cash and cash equivalents, accounts receivable, inventory and other current assets, less current liabilities.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The Company had no holdings of derivative financial or commodity instruments as of November 30, 2015 or May 31, 2015.

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

    We rely on subcontractors to manufacture many of the components or subassemblies used in our products.  Our FOX and ABTS systems and WaferPak contactors contain several components, including environmental chambers, power supplies, high-density interconnects, wafer contactors, signal distribution substrates and certain ICs that are currently supplied by only one or a limited number of suppliers.  Our reliance on subcontractors and single source suppliers involves a number of significant risks, including the loss of control over the manufacturing process, the potential absence of adequate capacity and reduced control over delivery schedules, manufacturing yields, quality and costs.  In the event that any significant subcontractor or single source supplier is unable or unwilling to continue to manufacture subassemblies, components or parts in required volumes, we would have to identify and qualify acceptable replacements.  The process of qualifying subcontractors and suppliers could be lengthy, and no assurance can be given that any additional sources would be available to us on a timely basis.  Any delay, interruption or termination of a supplier relationship could adversely affect our ability to deliver products, which would harm our operating results.

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

Aehr Test Systems
(Registrant)

Date: January 13, 2016	/s/ GAYN ERICKSON
Gayn Erickson
President and Chief Executive Officer

Date: January 13, 2016	/s/ KENNETH B. SPINK
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