Form 10-Q
period 2016-02-29
AEHR TEST SYSTEMS
filed 2016-04-13
CIK 1040470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 29, 2016

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

Yes  [  ]          No  [X]

     Number of shares of the registrant’s common stock, $0.01 par value, outstanding as of March 31, 2016 was 13,164,396.

AEHR TEST SYSTEMS

FORM 10-Q

FOR THE QUARTER ENDED FEBRUARY 29, 2016

PART I.  FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	February 29,	May 31,
	2016	2015
		(1)
ASSETS
Current assets:
Cash and cash equivalents	$2,472	$5,527
Accounts receivable, net	1,947	1,383
Inventories	7,378	7,123
Prepaid expenses and other	297	262

Total current assets	12,094	14,295

Property and equipment, net	1,251	478
Other assets	94	95

Total assets	$13,439	$14,868

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Line of credit	$2,000	$--
Accounts payable	1,883	724
Accrued expenses	1,458	1,045
Customer deposits and deferred revenue, short-term	2,026	4,750

Total current liabilities	7,367	6,519

Long-term debt, net of debt issuance costs	3,917	3,791
Income taxes payable	--	8
Deferred revenue, long-term	127	--

Total liabilities	11,411	10,318

Aehr Test Systems shareholders' equity:
Common stock, $0.01 par value:
Authorized: 75,000 shares; Issued and outstanding: 13,164 shares and 12,857 shares at February 29, 2016 and May 31, 2015, respectively	132	129
Additional paid-in capital	57,770	56,547
Accumulated other comprehensive income	2,213	2,231
Accumulated deficit	(58,068)	(54,339)

Total Aehr Test Systems shareholders' equity	2,047	4,568
Noncontrolling interest	(19)	(18)

Total shareholders' equity	2,028	4,550

Total liabilities and shareholders' equity	$13,439	$14,868

(1)	The condensed consolidated balance sheet at May 31, 2015 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)
	Three Months Ended		Nine Months Ended
	Feb. 29,	Feb. 28,	Feb. 29,	Feb. 28,
	2016	2015	2016	2015

Net sales	$1,677	$2,027	$12,930	$8,200
Cost of sales	1,508	1,175	7,687	5,044
Gross profit	169	852	5,243	3,156

Operating expenses:
Selling, general and administrative	1,695	1,584	5,253	4,944
Research and development	1,293	1,031	3,278	3,095
Total operating expenses	2,988	2,615	8,531	8,039

Loss from operations	(2,819)	(1,763)	(3,288)	(4,883)

Interest expense	(165)	(7)	(437)	(29)
Other (expense) income, net	(24)	110	7	201

Loss before income tax benefit (expense)	(3,008)	(1,660)	(3,718)	(4,711)
Income tax benefit (expense)	33	(66)	(11)	(36)
Net loss	(2,975)	(1,726)	(3,729)	(4,747)
Less: Net income attributable to the noncontrolling interest	--	--	--	--

Net loss attributable to Aehr Test Systems common shareholders	$(2,975)	$(1,726)	$(3,729)	$(4,747)

Net loss per share
Basic and Diluted	$(0.23)	$(0.14)	$(0.29)	$(0.40)

Shares used in per share calculations:
Basic and Diluted	13,164	12,677	13,058	11,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	Feb. 29,	Feb. 28,	Feb. 29,	Feb. 28,
	2016	2015	2016	2015

Net loss	$(2,975)	$(1,726)	$(3,729)	$(4,747)

Other comprehensive income (loss), net of tax:
Net change in cumulative translation adjustments	23	(111)	(19)	(223)

Total comprehensive loss	(2,952)	(1,837)	(3,748)	(4,970)
Less: Comprehensive (loss) income attributable to the noncontrolling interest	(1)	--	(1)	3

Comprehensive loss, attributable to Aehr Test Systems	$(2,951)	$(1,837)	$(3,747)	$(4,973)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	February 29,	February 28,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,729)	$(4,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	786	693
Provision for (recovery of) doubtful accounts	8	(44)
Amortization of debt issuance costs	126	--
Depreciation and amortization	123	98
Changes in operating assets and liabilities:
Accounts receivable	(592)	2,584
Inventories	(275)	(706)
Prepaid expenses and other	(34)	(129)
Accounts payable	1,068	6
Accrued expenses	434	(71)
Customer deposits and deferred revenue	(2,597)	663
Income taxes payable	(25)	21
Deferred rent	--	(8)
Net cash used in operating activities	(4,707)	(1,640)

Cash flows from investing activities:
Purchases of property and equipment	(890)	(106)
Net cash used in investing activities	(890)	(106)

Cash flows from financing activities:
Line of credit borrowings (repayments), net	2,000	(662)
Proceeds from issuance of common stock under private placement, net of issuance costs	--	2,574
Proceeds from issuance of common stock under employee plans	460	553
Net cash provided by financing activities	2,460	2,465

Effect of exchange rates on cash	82	(254)

Net (decrease) increase in cash and cash equivalents	(3,055)	465

Cash and cash equivalents, beginning of period	5,527	1,809

Cash and cash equivalents, end of period	$2,472	$2,274

Supplemental disclosure of non-cash flow information:
Net change in capitalized share-based compensation	$(20)	$29

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

    SIGNIFICANT ACCOUNTING POLICIES.  The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2015.  There have been no changes in our significant accounting policies during the nine months ended February 29, 2016.

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

    The following table summarizes compensation costs related to the Company’s stock-based compensation for the three and nine months ended February 29, 2016 and February 28, 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	Feb. 29,	Feb. 28,	Feb. 29,	Feb. 28,
	2016	2015	2016	2015
Stock-based compensation in the form of employee stock options and ESPP shares, included in:
Cost of sales	$20	$17	$62	$47
Selling, general and administrative	145	148	569	508
Research and development	48	54	155	138
Total stock-based compensation	$213	$219	$786	$693

    As of February 29, 2016, there were no stock-based compensation costs capitalized as part of inventory.  As of February 28, 2015, stock-based compensation costs of $53,000 were capitalized as part of inventory.

    During the three months ended February 29, 2016 and February 28, 2015, the Company recorded stock-based compensation related to stock options of $190,000 and $182,000, respectively.  During the nine months ended February 29, 2016 and February 28, 2015, the Company recorded stock-based compensation related to stock options of $708,000 and $589,000, respectively.

    As of February 29, 2016, the total compensation cost related to unvested stock-based awards under the Company’s 1996 Stock Option Plan and 2006 Equity Incentive Plan, but not yet recognized, was approximately $1,270,000, which is net of estimated forfeitures of $3,000.  This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.2 years.

    During the three months ended February 29, 2016 and February 28, 2015, the Company recorded stock-based compensation related to the ESPP of $23,000 and $37,000, respectively.  During the nine months ended February 29, 2016 and February 28, 2015, the Company recorded stock-based compensation related to the ESPP of $78,000 and $104,000, respectively.

    As of February 29, 2016, the total compensation cost related to purchase rights under the ESPP but not yet recognized was approximately $51,000.  This cost will be amortized on a straight-line basis over a weighted average period of approximately 0.9 years.

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

    Fair Value.  The fair value of the Company’s stock options granted to employees for the three and nine months ended February 29, 2016 and February 28, 2015 were estimated using the following weighted average assumptions in the Black-Scholes option valuation model:

	Three Months Ended		Nine Months Ended
	Feb. 29,	Feb. 28,	Feb. 29,	Feb. 28,
	2016	2015	2016	2015
Option plan shares
Expected term (in years)	4	4	4	4
Volatility	0.80	0.90	0.86	0.91
Expected dividend	$0.00	$0.00	$0.00	$0.00
Risk-free interest rates	1.23%	1.16%	1.21%	1.25%
Estimated forfeiture rate	0.25%	0.25%	0.25%	0.25%
Weighted average grant date fair value	$0.80	$1.62	$1.31	$1.64

    There were no Restricted Stock Units (RSUs) granted to employees for the three months ended February 29, 2016.  During the nine months ended February 29, 2016, RSUs were granted for 35,000 shares.  The market value on the date of the grant was $2.16 per share.  The RSUs are performance based and immediately vest upon attainment of goals established.

    The fair values of the ESPP purchase rights granted for the nine months ended February 28, 2015 were estimated using the following weighted-average assumptions:

Nine Months Ended
February 28,
2015
Expected term (in years)	0.5-2.0
Volatility	0.55-0.83
Expected dividend	$0.00
Risk-free interest rates	0.04%-0.53%
Estimated forfeiture rate	0%
Weighted average grant date fair value	$1.47

    There were no ESPP purchase rights granted during the three and nine months ended February 29, 2016, and three months ended February 28, 2015.  During the nine months ended February 28, 2015, ESPP purchase rights of 170,000 were granted.  Total ESPP shares issued during the nine months ended February 29, 2016 and February 28, 2015 were 36,000 and 43,000 shares, respectively.  As of February 29, 2016, there were 232,000 ESPP shares available for issuance.

    The following table summarizes the stock option transactions during the three and nine months ended February 29, 2016 (in thousands, except per share data):

		Outstanding Options
			Weighted
		Number	Average	Aggregate
	Available	of	Exercise	Intrinsic
	Shares	Shares	Price	Value
Balances, May 31, 2015	845	3,686	$1.66	$2,946

Options granted	--	--	--
Options terminated	122	(122)	$2.04
Options exercised	--	(130)	$1.72

Balances, August 31, 2015	967	3,434	$1.63	$2,587

Additional shares reserved	800	--
Options granted	(82)	82	$2.22
Options terminated	15	(15)	$1.61
Options exercised	--	(116)	$0.91

Balances, November 30, 2015	1,700	3,385	$1.67	$1,643

Options granted	(11)	11	$1.36
Options terminated	110	(110)	$2.19
Options exercised	--	--	--

Balances, February 29, 2016	1,799	3,286	$1.66	$294

Options fully vested and expected to vest at February 29, 2016		3,220	$1.66	$288

Options exercisable at February 29, 2016		2,339	$1.47	$293

    The options outstanding and exercisable at February 29, 2016 were in the following exercise price ranges (in thousands, except per share data):

	Options Outstanding			Options Exercisable
	at February 29, 2016			at February 29, 2016
Range of Exercise Prices	Number Outstanding Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.59-$0.97	578	3.07	$0.68	577	3.07	$0.68
$1.09-$1.40	1,214	3.37	$1.28	1,001	3.18	$1.28
$1.73-$2.06	248	4.95	$1.88	216	5.02	$1.90
$2.10-$2.71	1,246	5.70	$2.43	545	5.55	$2.47
$0.59-$2.71	3,286	4.32	$1.66	2,339	3.87	$1.47	$293

    The total intrinsic value of options exercised during the nine months ended February 29, 2016 was $185,000.  There were no options exercised in the three months ended February 29, 2016.  The total intrinsic value of options exercised during the three and nine months ended February 28, 2015 was $30,000 and $466,000, respectively.  The weighted average remaining contractual life of the options exercisable and expected to be exercisable at February 29, 2016 was 4.32 years.

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

    The following table presents the computation of basic and diluted net loss per share attributable to Aehr Test Systems common shareholders (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	Feb. 29,	Feb. 28,	Feb. 29,	Feb. 28,
	2016	2015	2016	2015

Numerator: Net loss	$(2,975)	$(1,726)	$(3,729)	$(4,747)

Denominator for basic net loss per share:
Weighted-average shares outstanding	13,164	12,677	13,058	11,931

Shares used in basic net loss per share calculation	13,164	12,677	13,058	11,931
Effect of dilutive securities	--	--	--	--

Denominator for diluted net loss per share	13,164	12,677	13,058	11,931

Basic net loss per share	$(0.23)	$(0.14)	$(0.29)	$(0.40)
Diluted net loss per share	$(0.23)	$(0.14)	$(0.29)	$(0.40)

    For the purpose of computing diluted earnings per share, weighted average potential common shares do not include stock options with an exercise price greater than the average fair value of the Company’s common stock for the period, as the effect would be anti-dilutive.  In the three and nine months ended February 29, 2016 and February 28, 2015, potential common shares have not been included in the calculation of diluted net loss per share as the effect would be anti-dilutive.  As such, the numerator and the denominator used in computing both basic and diluted net loss per share for these periods are the same.  Stock options to purchase 3,286,000 shares of common stock and ESPP rights to purchase 131,000 ESPP shares were outstanding as of February 29, 2016 but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive.  Stock options to purchase 3,402,000 shares of common stock and ESPP rights to purchase 175,000 ESPP shares were outstanding as of February 28, 2015, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive.

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

    The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of February 29, 2016 (in thousands):

	Balance as of
	February 29, 2016	Level 1	Level 2	Level 3
Money market funds	$451	$451	$--	$--
Certificate of deposit	50	--	50	--
Assets	$501	$451	$50	$--

Liabilities	$--	$--	$--	$--

    The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2015 (in thousands):

	Balance as of
	May 31, 2015	Level 1	Level 2	Level 3
Money market funds	$4,650	$4,650	$--	$--
Certificate of deposit	50	--	50	--
Assets	$4,700	$4,650	$50	$--

Liabilities	$--	$--	$--	$--

    There were no transfers between Level 1 and Level 2 fair value measurements during the three and nine months ended February 29, 2016 and February 28, 2015.

    The carrying amounts of financial instruments including cash, cash equivalents, receivables, accounts payable and certain other accrued liabilities, approximate fair value due to their short maturities.  The carrying value of the debt approximates the fair value.

5.  ACCOUNTS RECEIVABLE, NET

Accounts receivable represents customer trade receivables and is presented net of allowances for doubtful accounts of $29,000 at February 29, 2016 and $21,000 at May 31, 2015.  Accounts receivable are derived from the sale of products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies.  The Company’s allowance for doubtful accounts is based upon historical experience and review of trade receivables by aging category to identify specific customers with known disputes or collection issues.  Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received.

6.  INVENTORIES

    Inventories are comprised of the following (in thousands):

	February 29,	May 31,
	2016	2015
Raw materials and sub-assemblies	$3,047	$4,018
Work in process	4,331	2,584
Finished goods	--	521
	$7,378	$7,123

7.  SEGMENT INFORMATION

    The Company operates in one reportable segment: the design, manufacture and marketing of advanced test and burn-in products to the semiconductor manufacturing industry.

    The following presents information about the Company’s operations in different geographic areas.  Net sales are based upon ship-to location (in thousands).

	United
	States	Asia	Europe	Total
Three months ended February 29, 2016:
Net sales	$1,235	$380	$62	$1,677
Property and equipment, net	1,200	38	13	1,251

Nine months ended February 29, 2016:
Net sales	$2,460	$9,529	$941	$12,930
Property and equipment, net	1,200	38	13	1,251

Three months ended February 28, 2015:
Net sales	$684	$979	$364	$2,027
Property and equipment, net	455	35	12	502

Nine months ended February 28, 2015:
Net sales	$3,054	$3,845	$1,301	$8,200
Property and equipment, net	455	35	12	502

    The Company’s Japanese and German subsidiaries primarily comprise the foreign operations.  Substantially all of the sales of the subsidiaries are made to unaffiliated Japanese or European customers.  Net sales from outside the United States include those of Aehr Test Systems Japan K.K. and Aehr Test Systems GmbH.

    Sales to the Company’s five largest customers accounted for approximately 93% and 94% of its net sales in the three and nine months ended February 29, 2016, respectively.  Two customers accounted for approximately 45% and 37% of the Company’s net sales in the three months ended February 29, 2016. Two customers accounted for approximately 48% and 29% of the Company’s net sales in the nine months ended February 29, 2016.  Sales to the Company’s five largest customers accounted for approximately 82% and 87% of its net sales in the three and nine months ended February 28, 2015, respectively.  One customer accounted for approximately 60% of the Company’s net sales in the three months ended February 28, 2015.  Three customers accounted for approximately 47%, 12% and 10% of the Company’s net sales in the nine months ended February 28, 2015. No other customers represented more than 10% of the Company’s net sales for either fiscal 2016 or fiscal 2015.

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

    The following is a summary of changes in the Company's liability for product warranties during the three and nine months ended February 29, 2016 and February 28, 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	Feb. 29,	Feb. 28,	Feb. 29,	Feb. 28,
	2016	2015	2016	2015

Balance at the beginning of the period	$305	$149	$137	$223

Accruals for warranties issued during the period	2	47	239	145
Settlement made during the period (in cash or in kind)	(154)	(34)	(223)	(206)

Balance at the end of the period	$153	$162	$153	$162

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

    Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, California, Germany and Japan.  Tax years 1996 - 2015 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

10.  CUSTOMER DEPOSITS AND DEFERRED REVENUE, SHORT-TERM

    Customer deposits and deferred revenue, short-term (in thousands):

	February 29,	May 31,
	2016	2015
Customer deposits	$540	$3,685
Deferred revenue	1,486	1,065
	$2,026	$4,750

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

    The Convertible Notes bear interest at an annual rate of 9.0% and will mature on April 10, 2017 unless repurchased or converted prior to that date.  Interest is payable quarterly on March 1, June 1, September 1 and December 1 of each year.  Debt issuance costs of $356,000, which represent an effective interest rate of 4.3%, were offset against the loan balance and are amortized over the life of loan.  During the three and nine months ended February 29, 2016, $44,000 and $126,000, respectively, of amortization costs were recognized as interest expense.

    Long-term debt, net of debt issuance costs (in thousands):

	February 29,	May 31,
	2016	2015
Principal	$4,110	$4,110
Unamortized debt issuance costs	(193)	(319)
	$3,917	$3,791

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

    Advances under the Credit Facility must be supported by outstanding valid purchase orders at least equal to the amount of the requested drawdown plus the principal amount of all outstanding 5.0% Notes.  Advances will bear interest at an annual rate of 5%.  Each advance under the Credit Facility and any accrued and unpaid interest thereon must be repaid within 90 days from the date on which such advance is made.  Unless paid in full at maturity, amounts owing under the credit facility may be converted by the holder into Convertible Notes.  Advances under the Credit Facility may be prepaid without any prepayment premium or penalty and may be reborrowed (unless converted into Convertible Notes).  As of February 29, 2016 and May 31, 2015, the Company has drawn $2,000,000 and zero against the Credit Facility, respectively.  The balance available to borrow under the Credit Facility as of February 29, 2016 was zero.

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

    In August 2015, the FASB issued ASU No. 2015-15, Imputation of Interest.  This standard clarifies ASU 2015-03, Debt Issuance Costs discussed above, in which an entity may defer and present debt issuance costs for line of credit arrangements as an asset and subsequently amortize the costs over the term of the line of credit agreement regardless of whether any amounts are outstanding. The Company is currently evaluating the impact of adopting this new guidance on our consolidated financial statements.

    In November 2015, FASB issued ASU No. 2015-17, Income Taxes. This standard simplifies the presentation of deferred income taxes to be classified as noncurrent in the consolidated balance sheet. This new standard will be effective for us in the fiscal year 2018, with early adoption permitted. The Company is currently evaluating the impact of adopting this new guidance on our consolidated financial statements.

    In February 2016, FASB issued ASU No. 2016-02, Leases. This standard requires management to present all leases greater than one year on the balance sheet as a liability to make payments and an asset as the right to use the underlying asset for the lease term. This new standard will be effective for us in the fiscal year 2020, with early adoption permitted. The Company is currently evaluating the impact of adopting this new guidance on our consolidated financial statements.

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

    There have been no material changes to our critical accounting policies and estimates during the nine months ended February 29, 2016 compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2015.

RESULTS OF OPERATIONS

    The following table sets forth items in the Company’s unaudited condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

	Three Months Ended		Nine Months Ended
	Feb. 29,	Feb. 28,	Feb. 29,	Feb. 28,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	89.9	58.0	59.5	61.5
Gross profit	10.1	42.0	40.5	38.5

Operating expenses:
Selling, general and administrative	101.1	78.1	40.6	60.3
Research and development	77.1	50.9	25.3	37.7
Total operating expenses	178.2	129.0	65.9	98.0

Loss from operations	(168.1)	(87.0)	(25.4)	(59.5)

Interest expense	(9.8)	(0.3)	(3.4)	(0.4)
Other (expense) income, net	(1.5)	5.4	--	2.4

Loss before income tax benefit (expense)	(179.4)	(81.9)	(28.8)	(57.5)

Income tax benefit (expense)	2.0	(3.3)	--	(0.4)
Net loss	(177.4)	(85.2)	(28.8)	(57.9)
Less: Net income attributable to the noncontrolling interest	--	--	--	--

Net loss attributable to Aehr Test Systems common shareholders	(177.4)%	(85.2)%	(28.8)%	(57.9)%

THREE MONTHS ENDED FEBRUARY 29, 2016 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 2015

    NET SALES.  Net sales decreased to $1.7 million for the three months ended February 29, 2016 from $2.0 million for the three months ended February 28, 2015, a decrease of 17.3%.  The decrease in net sales for the three months ended February 29, 2016 resulted primarily from a decrease in net sales of the Company’s Test During Burn-in (TDBI) products, partially offset by an increase in net sales of the Company’s wafer-level products.  Net sales of the TDBI products for the three months ended February 29, 2016 were $0.8 million, and decreased approximately $0.8 million from the three months ended February 28, 2015. Net sales of the Company’s wafer-level products for the three months ended February 29, 2016 were $0.9 million, and increased approximately $0.5 million from the three months ended February 28, 2015.

    GROSS PROFIT.  Gross profit consists of net sales less cost of sales.  Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations.  Gross profit decreased to $0.2 million for the three months ended February 29, 2016 from $0.9 million for the three months ended February 28, 2015, a decrease of 80.2%.  Gross profit margin decreased to 10.1% for the three months ended February 29, 2016 from 42.0% for the three months ended February 28, 2015.  The lower gross profit margin for the three months ended February 29, 2016 was primarily due to a higher level of inventory reserves recorded and  was also impacted by higher unabsorbed overhead charged to cost of goods due to lower manufacturing and revenue levels in the quarter.

    SELLING, GENERAL AND ADMINISTRATIVE.  Selling, general and administrative, or SG&A, expenses consist primarily of salaries and related costs of employees, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses increased to $1.7 million for the three months ended February 29, 2016 from $1.6 million for the three months ended February 28, 2015, an increase of 7.0%.  The increase in SG&A expenses was primarily due to an increase in employment related expenses.

    RESEARCH AND DEVELOPMENT.  Research and development, or R&D, expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses increased to $1.3 million for the three months ended February 29, 2016 from $1.0 million for the three months ended February 28, 2015, an increase of 25.4%.  The increase in R&D expenses was primarily due to an increase of $0.2 million in project expenses and 0.1 million in employment related expenses.

    INTEREST EXPENSE.  Interest expenses were $165,000 and $7,000 for the three months ended February 29, 2016 and February 28, 2015, respectively.  The increase in interest expense in the three months ended February 29, 2016 was primarily due to an increase in the line of credit and convertible long-term debt.

    OTHER (EXPENSE) INCOME, NET.  Other expense, net was $24,000 for the three months ended February 29, 2016, compared with other income, net of $110,000 for the three months ended February 28, 2015.  The change between other expense and other income was due primarily to losses or gains realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

    INCOME TAX BENEFIT (EXPENSE).  Income tax benefit was $33,000 for the three months ended February 29, 2016 compared with income tax expense of $66,000 for the three months ended February 28, 2015. The income tax benefit was due to a reversal of tax liabilities previously established under ASC 740-10, which were no longer required.

NINE MONTHS ENDED FEBRUARY 29, 2016 COMPARED TO NINE MONTHS ENDED FEBRUARY 28, 2015

    NET SALES.  Net sales increased to $12.9 million for the nine months ended February 29, 2016 from $8.2 million for the nine months ended February 28, 2015, an increase of 57.7%.  The increase in net sales for the nine months ended February 29, 2016 resulted primarily from an increase in net sales of the Company’s wafer-level products, partially offset by a decrease in net sales of the Company’s TDBI products.  Net sales of the Company’s wafer-level products for the nine months ended February 29, 2016 were $8.2 million, and increased approximately $5.4 million from the nine months ended February 28, 2015.  Net sales of the TDBI products for the nine months ended February 29, 2016 were $4.7 million, and decreased approximately $0.3 million from the nine months ended February 28, 2015.

    GROSS PROFIT.  Gross profit increased to $5.2 million for the nine months ended February 29, 2016 from $3.2 million for the nine months ended February 28, 2015, an increase of 66.1%.  Gross profit margin increased to 40.5% for the nine months ended February 29, 2016 from 38.5% for the nine months ended February 28, 2015.

    SELLING, GENERAL AND ADMINISTRATIVE.  SG&A expenses increased to $5.3 million for the nine months ended February 29, 2016 from $4.9 million for the nine months ended February 28, 2015, an increase of 6.3%.  The increase in SG&A expenses was primarily due to increases of $0.1 million each in sales commissions to outside sales representatives, employment related expenses and bad debt expense.

    RESEARCH AND DEVELOPMENT.  R&D expenses increased to $3.3 million for the nine months ended February 29, 2016 from $3.1 million for the nine months ended February 28, 2015, an increase of 5.9%.  The increase in R&D expenses was primarily due to an increase in project expense.

    INTEREST EXPENSE.  Interest expense was $437,000 for the nine months ended February 29, 2016 compared with $29,000 for the nine months ended February 28, 2015.  The increase in interest expense in the nine months ended February 29, 2016 was primarily due to an increase in the line of credit and convertible long-term debt.

    OTHER (EXPENSE) INCOME, NET.  Other income, net was $7,000 and $201,000 for the nine months ended February 29, 2016 and February 28, 2015, respectively.  The change in other income was due primarily to gains realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

    INCOME TAX BENEFIT (EXPENSE).  Income tax expenses were $11,000 and $36,000 for the nine months ended February 29, 2016 and February 28, 2015, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was $4.7 million and $1.6 million for the nine months ended February 29, 2016 and February 28, 2015, respectively.  For the nine months ended February 29, 2016, net cash used in operating activities was primarily the result of net loss of $3.7 million, as adjusted to exclude the effect of non-cash charge of stock-based compensation expense of $0.8 million, as well as a decrease in customer deposits and deferred revenue of $2.6 million and an increase in accounts payable of $1.1 million.  The decrease in customer deposits and deferred revenue was primarily due to the shipments of customer orders with down payments.  The increase in accounts payable was primarily due to higher expenditures associated with higher revenue.  For the nine months ended February 28, 2015, net cash used in operating activities was primarily the result of the net loss of $4.7 million as adjusted to exclude the non-cash charge of stock-based compensation expense of $0.7 million, as well as a decrease in accounts receivable of $2.6 million.  The decrease in accounts receivable was primarily due to a decrease in sales.

    Net cash used in investing activities was $890,000 and $106,000 for the nine months ended February 29, 2016 and February 28, 2015, respectively. The net cash used in investing activities for the nine months ended February 29, 2016 was due to the purchases of property and equipment for our capital and infrastructure improvement plan to showcase our products and to enhance our manufacturing capabilities in preparation for increased demand.

    Financing activities provided cash of $2.5 million each for the nine months ended February 29, 2016 and February 28, 2015.  Net cash provided by financing activities during the nine months ended February 29, 2016 was due to $2.0 million borrowing from line of credit and $0.5 million in proceeds from the issuance of common stock under employee plans.  Net cash provided by financing activities during the nine months ended February 28, 2015 was due primarily to the sale of $2.6 million of our common stock in a private placement transaction with certain directors and officers of the Company and other accredited investors that closed on November 26, 2014 and $0.6 million in proceeds from the issuance of common stock under employee plans, offset by net repayments under the line of credit of $0.7 million.

    The effect of fluctuation in exchange rates provided cash of $82,000 for the nine months ended February 29, 2016 and used cash of $254,000 for the nine months ended February 28, 2015.  The change between cash provided and cash used was due to the fluctuation in the value of the dollar compared to foreign currencies.

    As of February 29, 2016, the Company had working capital of $4.7 million.  Working capital consists of cash and cash equivalents, accounts receivable, inventory and other current assets, less current liabilities.

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

    The Company anticipates that the existing cash balance together with cash flows from operations will be adequate to meet its short-term working capital and capital equipment requirements.  The Company is planning on meeting its short-term cash requirements through collections of existing accounts receivable, revenue from its existing backlog of products, the sale of inventory on hand, and deposits and down payments against significant orders.  Depending on its rate of growth and profitability, and its ability to obtain significant orders with down payments, the Company may require additional equity or debt financing to meet its working capital requirements or capital equipment needs.  There can be no assurance that additional financing will be available when required, or if available, that such financing can be obtained on terms satisfactory to the Company.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The Company had no holdings of derivative financial or commodity instruments as of February 29, 2016 or May 31, 2015.

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

    In recent years, in the face of a downturn in our business and a decline in our net sales, we implemented a variety of cost controls and restructured our operations with the goal of reducing our operating costs to position ourselves to more effectively meet the needs of the then weak market for test and burn-in equipment.  While we took significant steps to minimize our expense levels and to increase the likelihood that we would have sufficient cash to support operations during the downturn, from fiscal 2009 through fiscal 2015, with the exception of fiscal 2014, we experienced operating losses.  We anticipate that our existing cash balance, together with cash flows from operations, will be adequate to meet our short-term working capital and capital equipment requirements.  We are planning on meeting our short-term cash requirements through collections of existing accounts receivable, revenue from our existing backlog of products, the sale of inventory on hand, and deposits and down payments against significant orders.  Depending on our rate of growth and profitability, and our ability to obtain significant orders with down payments, we may require additional equity or debt financing to meet our working capital requirements or capital equipment needs.  There can be no assurance that additional financing will be available when required, or if available, that such financing can be obtained on terms satisfactory to the Company.

Our common stock may be delisted from The NASDAQ Capital Market if we cannot maintain compliance with NASDAQ’s continued listing requirements.

     In order to maintain our listing on The NASDAQ Capital Market, we are required to maintain compliance with NASDAQ’s continued listing requirements.  The continued listing requirements include, among others, a minimum bid price of $1.00 per share and any of: (i) a minimum stockholders’ equity of $2.5 million; (ii) a market value of listed securities of at least $35 million; or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three fiscal years. There are no assurances that we will be able to sustain long-term compliance with NASDAQ’s continued listing requirements. In particular, as of February 29, 2016, we do not have a minimum stockholders’ equity of $2.5 million, and we are not in compliance with NASDAQ’s continued listing requirements. We plan to take appropriate steps to regain compliance although there are no assurances that we will be able to do so or, if we do, that we will be able to maintain compliance. If we fail to regain and maintain compliance with the applicable requirements, our stock may be delisted.

     If we are delisted, we would expect our common stock to be traded in the over-the-counter market, which could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Delisting from The NASDAQ Capital Market would also constitute an event of default under our line of credit and convertible debt. In addition, delisting could result in negative publicity and make it more difficult for us to raise additional capital.

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

Aehr Test Systems
(Registrant)

Date: April 13, 2016	/s/ GAYN ERICKSON
Gayn Erickson
President and Chief Executive Officer

Date: April 13, 2016	/s/ KENNETH B. SPINK
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