Form 10-K
period 2016-05-30
AEHR TEST SYSTEMS
filed 2016-08-29
CIK 1040470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended May 31, 2016
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
Yes [ ] No [X]

     The aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates of the registrant, based upon the closing price of $1.98 on November 30, 2015, as reported on the NASDAQ Capital Market, was $18,433,279. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock (other than such persons of whom the Registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

     The number of shares of registrant’s common stock, par value $0.01 per share, outstanding at July 31, 2016 was 13,331,965.

AEHR TEST SYSTEMS

FORM 10-K
FISCAL YEAR ENDED MAY 31, 2016

    This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “plan,” “intend,” “expect,” “could,” “target,” “project,” “should,” “predict,” “potential,” “would,” “seek” and similar expressions and the negative of those expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. These risks include but are not limited to those factors identified in “Risk Factors” beginning on page 9 of this Annual Report on Form 10-K, those factors that we may from time to time identify in our periodic filings with the Securities and Exchange Commission, as well as other factors beyond our control. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason. Unless the context requires otherwise, references in this Form 10-K to “Aehr Test,” the “Company,” “we,” “us” and “our” refer to Aehr Test Systems.

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

    FULL WAFER CONTACT SYSTEMS

    The FOX-1P full wafer parallel test system, introduced in October 2014, is designed for massively parallel test in wafer sort. The FOX-1P system is designed to make electrical contact to and test all of the die on a wafer in a single touchdown. The FOX-1P test head and WaferPak contactor are compatible with industry-standard 300 mm wafer probers which provide the wafer handling and alignment automation for the FOX-1P system. The FOX-1P pattern generator is designed to functionally test industry-standard memory devices such as flash and DRAMs, plus it is optimized to test memory or logic ICs that incorporate design for testability, or DFT, and built-in self-test, or BIST. The FOX-1P universal per-pin architecture to provide per-pin electronics and per-device power supplies is tailored to full-wafer functional test. The Company believes that the FOX-1P system can significantly reduce the cost of testing IC wafers. The Company’s FOX-1P system was partially funded through a development agreement with a leading semiconductor manufacturer. The Company has received the first production order of this new system and shipped the first system in July 2016.

    The FOX-1 full wafer parallel test system, the predecessor to the FOX-1P system, was introduced in June 2005 and was designed for massively parallel test in wafer sort. The FOX-1 system is nearing the end of its lifecycle and limited shipments are expected in the future.

    The FOX-XP full wafer contact test and burn-in system, introduced in July 2016, is designed for use with wafers that require test and burn-in times typically measured in hours. The FOX-XP system is focused on parallel testing and burning-in up to 18 wafers at a time. For high reliability applications, such as automotive, mobile devices, sensors, and SSDs the FOX-XP system is a cost-effective solution for producing tested and burned-in die for use in multi-chip packages. Using Known-Good Die, or KGD, which are fully burned-in and tested die, in multi-chip packages helps assure the reliability of the final product and lowers costs by increasing the yield of high-cost multi-chip packages. Wafer-level burn-in and test enables lower cost production of KGD for multi-chip modules, 3-D stacked packages and systems-in-a-package.

    The FOX-15 full wafer parallel test system, the predecessor to the FOX-XP system, was introduced in October 2007 and was designed for full-wafer test and burn-in. The FOX-15 system is nearing the end of its lifecycle and limited shipments are expected in the future.

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

    Another key component of our FOX-XP and FOX-15 test cell is the WaferPak Aligner. The WaferPak Aligner performs automatic alignment of the customer’s wafer to the WaferPak cartridge so that the wafer can be tested and burned-in by the FOX-XP and FOX-15 systems. Typically one WaferPak Aligner can support several FOX-XP or FOX-15 systems.

    The full wafer contact systems product category accounted for approximately 60%, 31% and 42% of the Company’s net sales in fiscal 2016, 2015 and 2014, respectively.

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

    This packaged part systems product category accounted for approximately 40%, 65% and 57% of the Company’s net sales in fiscal 2016, 2015 and 2014, respectively.

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

    The Company has received patents or applied for patents on certain features of the FOX, ABTS and MAX4 test fixtures. The Company has licensed or authorized several other companies to provide MAX4 BIBs from which the Company receives royalties. Royalties and revenue for the test fixtures product category accounted for less than 5% of net sales in fiscal 2016, 2015 and 2014.

CUSTOMERS

    The Company markets and sells its products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies.

    Sales to the Company’s five largest customers accounted for approximately 94%, 79%, and 90% of its net sales in fiscal 2016, 2015 and 2014, respectively. During fiscal 2016, Apple Operations, or Apple, and Texas Instruments Incorporated, or Texas Instruments, accounted for approximately 47% and 32%, respectively, of the Company’s net sales. During fiscal 2015, Texas Instruments, and Micronas GMBH, or Micronas, accounted for approximately 45% and 11%, respectively, of the Company’s net sales. During fiscal 2014, Texas Instruments, and Spansion Inc., or Spansion, and Micronas accounted for approximately 40%, 30% and 12%, respectively, of the Company’s net sales. No other customers accounted for more than 10% of the Company’s net sales for any of these periods. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. In addition, sales to particular customers may fluctuate significantly from quarter to quarter. Such fluctuations may result in changes in utilization of the Company’s facilities and resources. The loss of or reduction or delay in orders from a significant customer or a delay in collecting or failure to collect accounts receivable from a significant customer could materially and adversely affect the Company’s business, financial condition and operating results.

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

BACKLOG

    At May 31, 2016, the Company’s backlog was $5.3 million compared with $12.0 million at May 31, 2015. The Company’s backlog consists of product orders for which confirmed purchase orders have been received and which are scheduled for shipment within 12 months. Due to the possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments or development projects, the Company’s backlog as of a particular date may not be indicative of net sales for any succeeding period.

RESEARCH AND PRODUCT DEVELOPMENT

    The Company historically has devoted a significant portion of its financial resources to research and development programs and expects to continue to allocate significant resources to these efforts. Certain research and development expenditures related to non-recurring engineering milestones have been transferred to cost of goods sold, reducing research and development expenses. The Company’s research and development expenses during fiscal 2016, 2015 and 2014 were $4.3 million, $4.1 million and $3.4 million, respectively.

    The Company conducts ongoing research and development to design new products and to support and enhance existing product lines. Building upon the expertise gained in the development of its existing products, the Company has developed the FOX family of systems for performing test and burn-in of entire processed wafers, rather than individual die or packaged parts. During the first quarter of fiscal 2013, the Company entered into an agreement with a customer to develop a next generation FOX system, and the Company shipped the first system in July 2016. This new FOX system is designed to provide the customer with increased test flexibility and capability at a significantly lower cost of test than alternative solutions while also expanding the markets addressed by our FOX full wafer test products. The Company is developing enhancements to the ABTS and FOX families of products, intended to improve the capability and performance for testing and burn-in of future generation ICs and provide the flexibility in a wide variety of applications from logic to memory.

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

PROPRIETARY RIGHTS

    The Company relies primarily on the technical and creative ability of its personnel, its proprietary software, and trade secrets and copyright protection, rather than on patents, to maintain its competitive position. The Company’s proprietary software is copyrighted and licensed to the Company’s customers. At May 31, 2016 the Company held forty-six issued United States patents with expiration date ranges from 2017 to 2029 and had several additional United States patent applications and foreign patent applications pending.

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

EMPLOYEES

    As of May 31, 2016, the Company, including its two foreign subsidiaries and one branch office, employed 76 persons collectively, on a full-time basis, of whom 21 were engaged in research, development and related engineering, 21 were engaged in manufacturing, 23 were engaged in marketing, sales and customer support and 11 were engaged in general administration and finance functions. In addition, the Company from time to time employs a number of contractors and part-time employees, particularly to perform customer support and manufacturing. The Company’s success is in part dependent on its ability to attract and retain highly skilled workers, who are in high demand. None of the Company’s employees are represented by a union and the Company has never experienced a work stoppage. The Company’s management considers its relations with its employees to be good.

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

    In recent years, in the face of a downturn in our business and a decline in our net sales, we implemented a variety of cost controls and restructured our operations with the goal of reducing our operating costs to position ourselves to more effectively meet the needs of the then weak market for test and burn-in equipment. While we took significant steps to minimize our expense levels and to increase the likelihood that we would have sufficient cash to support operations during the downturn, from fiscal 2009 through fiscal 2016, with the exception of fiscal 2014, we experienced operating losses. The Company anticipates that the existing cash balance together with income from operations, collections of existing accounts receivable, revenue from our existing backlog of products, the sale of inventory on hand, and deposits and down payments against significant orders will be adequate to meet its short-term working capital and capital equipment requirements. The Company extended the maturity date of its 9.0% Convertible Secured Notes due 2017 (the "Convertible Notes") to April 10, 2019 which improves our ability to meet current liabilities for fiscal 2017.  Refer to Note 9 and Note 16 of Notes to Consolidated Financial Statements, “CONVERTIBLE NOTES AND LINE OF CREDIT” and “SUBSEQUENT EVENTS” for further discussion of the Convertible Notes. Depending on our rate of growth and profitability, and our ability to obtain significant orders with down payments, we may require additional equity or debt financing to meet our working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required, or if available, that such financing can be obtained on terms satisfactory to the Company. Depending on our rate of growth and profitability, and our ability to obtain significant orders with down payments, we may require additional equity or debt financing to meet our working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required, or if available, that such financing can be obtained on terms satisfactory to the Company.

Our common stock may be delisted from The NASDAQ Capital Market if we cannot maintain compliance with NASDAQ’s continued listing requirements.

     In order to maintain our listing on The NASDAQ Capital Market, we are required to maintain compliance with NASDAQ’s continued listing requirements. The continued listing requirements include, among others, a minimum bid price of $1.00 per share and any of: (i) a minimum stockholders’ equity of $2.5 million; (ii) a market value of listed securities of at least $35 million; or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three fiscal years. There are no assurances that we will be able to sustain long-term compliance with NASDAQ’s continued listing requirements. On April 19, 2016 the Company was notified by NASDAQ that it was no longer in compliance with NASDAQ’s continued listing requirements as we did not have a minimum stockholders’ equity of $2.5 million. The Company submitted a plan to regain compliance, and we received an extension until October 17, 2016 to implement the plan. There are no assurances that we will be able to execute the plan to regain compliance or that we will be able to maintain compliance. If we fail to regain and maintain compliance with the applicable requirements, our stock may be delisted.

     If we are delisted, we would expect our common stock to be traded in the over-the-counter market, which could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Delisting from The NASDAQ Capital Market would also constitute an event of default under our Convertible Notes. In addition, delisting could result in negative publicity and make it more difficult for us to raise additional capital.

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

    The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and contract assemblers accounting for a substantial portion of the purchases of semiconductor equipment. Sales to the Company’s five largest customers accounted for approximately 94%, 79%, and 90% of its net sales in fiscal 2016, 2015 and 2014, respectively. During fiscal 2016, Apple and Texas Instruments accounted for approximately 47% and 32%, respectively, of the Company’s net sales. During fiscal 2015, Texas Instruments and Micronas accounted for approximately 45% and 11%, respectively, of the Company’s net sales. During fiscal 2014, Texas Instruments, Spansion and Micronas accounted for approximately 40%, 30% and 12%, respectively, of the Company’s net sales. No other customers accounted for more than 10% of the Company’s net sales for any of these periods.

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

    Turmoil in the international financial markets has resulted, and may result in the future, in dramatic currency devaluations, stock market declines, restriction of available credit and general financial weakness. In addition, flash, DRAM and other memory device prices have historically declined, and will likely do so again in the future. These developments may affect us in several ways. The market for semiconductors and semiconductor capital equipment has historically been cyclical, and we expect this to continue in the future. The uncertainty of the semiconductor market may cause some manufacturers in the future to further delay capital spending plans. Economic conditions may also affect the ability of our customers to meet their payment obligations, resulting in cancellations or deferrals of existing orders and limiting additional orders. In addition, some governments have subsidized portions of fabrication facility construction, and financial turmoil may reduce these governments’ willingness to continue such subsidies. Such developments could have a material adverse effect on our business, financial condition and results of operations.

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

    Approximately 80%, 64%, and 56% of our net sales for fiscal 2016, 2015 and 2014, respectively, were attributable to sales to customers for delivery outside of the United States. We operate a sales, service and limited manufacturing organization in Germany and sales and service organizations in Japan and Taiwan. We expect that sales of products for delivery outside of the United States will continue to represent a substantial portion of our future net sales. Our future performance will depend, in significant part, upon our ability to continue to compete in foreign markets which in turn will depend, in part, upon a continuation of current trade relations between the United States and foreign countries in which semiconductor manufacturers or assemblers have operations. A change toward more protectionist trade legislation in either the United States or such foreign countries, such as a change in the current tariff structures, export compliance or other trade policies, could adversely affect our ability to sell our products in foreign markets. In addition, we are subject to other risks associated with doing business internationally, including longer receivable collection periods and greater difficulty in accounts receivable collection, the burden of complying with a variety of foreign laws, difficulty in staffing and managing global operations, risks of civil disturbance or other events which may limit or disrupt markets, international exchange restrictions, changing political conditions and monetary policies of foreign governments.

    Approximately 97%, 2% and 1% of our net sales for fiscal 2016 were denominated in U.S. Dollars, Euros and Japanese Yen, respectively. Although the percentages of net sales denominated in Euros and Japanese Yen were small in fiscal 2016, they have been larger in the past and could become significant again in the future. A large percentage of net sales to European customers are denominated in U.S. Dollars, but sales to many Japanese customers are denominated in Japanese Yen. Because a substantial portion of our net sales is from sales of products for delivery outside the United States, an increase in the value of the U.S. Dollar relative to foreign currencies would increase the cost of our products compared to products sold by local companies in such markets. In addition, since the price is determined at the time a purchase order is accepted, we are exposed to the risks of fluctuations in the U.S. Dollar exchange rate during the lengthy period from the date a purchase order is received until payment is made. This exchange rate risk is partially offset to the extent our foreign operations incur expenses in the local currency. To date, we have not invested in any instruments designed to hedge currency risks. Our operating results could be adversely affected by fluctuations in the value of the U.S. Dollar relative to other currencies.

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

    We rely on subcontractors to manufacture many of the components or subassemblies used in our products. Our FOX and ABTS systems and WaferPak contactors contain several components, including environmental chambers, power supplies, high-density interconnects, wafer contactors, signal distribution substrates, WaferPak Aligners and certain ICs that are currently supplied by only one or a limited number of suppliers. Our reliance on subcontractors and single source suppliers involves a number of significant risks, including the loss of control over the manufacturing process, the potential absence of adequate capacity and reduced control over delivery schedules, manufacturing yields, quality and costs. In the event that any significant subcontractor or single source supplier is unable or unwilling to continue to manufacture subassemblies, components or parts in required volumes, we would have to identify and qualify acceptable replacements. The process of qualifying subcontractors and suppliers could be lengthy, and no assurance can be given that any additional sources would be available to us on a timely basis. Any delay, interruption or termination of a supplier relationship could adversely affect our ability to deliver products, which would harm our operating results.

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

Item 1B. Unresolved Staff Comments

    None.

Item 2. Properties

    The Company’s principal administrative and production facilities are located in Fremont, California, in a 51,289 square foot building. The Company’s lease was renewed in November, 2014 and expires in June, 2018. The Company has an option to extend the lease for an additional three year period at rates to be determined. The Company’s facility in Japan is located in a 418 square foot office in Tokyo under a lease which expires in June, 2019. The Company also maintains a 1,585 square foot warehouse in Yamanashi under a lease which expires in November, 2016. The Company leases a sales and support office in Utting, Germany. The lease, which began February 1, 1992 and expires on January 31, 2018, contains an automatic twelve months renewal, at rates to be determined, if no notice is given prior to six months from expiry. The Company’s and its subsidiaries’ annual rental payments currently aggregate $499,000. The Company periodically evaluates its global operations and facilities to bring its capacity in line with demand and to provide cost efficient services for its customers. In prior years, through this process, the Company has moved from certain facilities that exceeded the capacity required to satisfy its needs. The Company believes that its existing facilities are adequate to meet its current and reasonably foreseeable requirements. The Company regularly evaluates its expected future facilities requirements and believes that alternate facilities would be available if needed.

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

	High	Low
Fiscal 2016:
First quarter ended August 31, 2015	$2.49	$1.95
Second quarter ended November 30, 2015	2.50	1.72
Third quarter ended February 29, 2016	2.02	1.01
Fourth quarter ended May 31, 2016	1.76	0.95

Fiscal 2015:
First quarter ended August 31, 2014	$3.24	$1.92
Second quarter ended November 30, 2014	2.80	1.80
Third quarter ended February 28, 2015	2.80	2.18
Fourth quarter ended May 31, 2015	2.86	1.87

    At August 5, 2016, the Company had 155 holders of record of its common stock. A substantially greater number of holders of the Company’s common stock are “street name” or beneficial holders whose shares are held by banks, brokers and other financial institutions.

    The Company has not paid cash dividends on its common stock or other securities. The Company currently anticipates that it will retain its future earnings, if any, for use in the expansion and operation of its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future.

    The Company did not repurchase any of its common stock during the fiscal year ended May 31, 2016.

PERFORMANCE MEASUREMENT COMPARISON

    The following graph shows a comparison of total shareholder return for holders of the Company's common stock for the last five fiscal years ended May 31, 2016, compared with the NASDAQ Composite Index and the Philadelphia Semiconductor Index. The graph assumes that $100 was invested in the Company's common stock, in the NASDAQ Composite Index and the Philadelphia Semiconductor Index on May 31, 2011, and that all dividends were reinvested. The Company believes that while total shareholder return can be an important indicator of corporate performance, the stock prices of semiconductor equipment companies like us are subject to a number of market-related factors other than company performance, such as competitive announcements, mergers and acquisitions in the industry, the general state of the economy and the performance of other semiconductor equipment company stocks. Stock prices and shareholder returns over the indicated period should not be considered indicative of future stock prices or shareholder returns.

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

    We derived the statements of operations data for the years ended May 31, 2016, 2015 and 2014 and the balance sheet data as of May 31, 2016 and 2015 from our audited consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. We derived the statements of operations data for the years ended May 31, 2013 and 2012 and the balance sheet data as of May 31, 2014, 2013 and 2012 from our audited consolidated financial statements and related notes which are not included in this Annual Report on Form 10-K. We have not declared or distributed any cash dividends.

	Fiscal Year Ended May 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS:

Net sales	$14,501	$10,018	$19,684	$16,488	$15,521

Cost of sales	9,356	6,180	9,462	9,712	9,314
Gross profit	5,145	3,838	10,222	6,776	6,207

Operating expenses:
Selling, general and administrative	6,975	6,470	6,323	6,872	6,526
Research and development	4,324	4,062	3,402	3,211	4,188

Total operating expenses	11,299	10,532	9,725	10,083	10,714

(Loss) income from operations	(6,154)	(6,694)	497	(3,307)	(4,507)

Interest expense	(605)	(130)	(26)	(49)	(4)
Gain on sale of long-term investment	--	--	--	--	990
Other (expense) income, net	(16)	211	(64)	(33)	117

(Loss) income before income tax (expense) benefit	(6,775)	(6,613)	407	(3,389)	(3,404)

Income tax (expense) benefit	(10)	(34)	15	(30)	15
Net (loss) income	(6,785)	(6,647)	422	(3,419)	(3,389)
Less: Net income attributable to the noncontrolling interest	--	--	--	--	1

Net (loss) income attributable to Aehr Test Systems common shareholders	$(6,785)	$(6,647)	$422	$(3,419)	$(3,390)
Net (loss) income per share:
Basic	$(0.52)	$(0.55)	$0.04	$(0.36)	$(0.38)
Diluted	$(0.52)	$(0.55)	$0.04	$(0.36)	$(0.38)

Shares used in per share calculations
Basic	13,091	12,047	10,877	9,549	9,016
Diluted	13,091	12,047	11,889	9,549	9,016

	May 31,
	2016	2015	2014	2013	2012
CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$939	$5,527	$1,809	$2,324	$2,073
Working capital	4,068	7,776	6,556	4,900	6,120
Total assets	10,046	14,868	12,225	10,975	11,613
Long-term obligations, less current portion	6,089	3,799	79	280	351
Total shareholders' equity (deficit)	(723)	4,550	7,029	4,994	6,454

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

    REVENUE RECOGNITION

    The Company recognizes revenue upon the shipment of products or the performance of services when: (1) persuasive evidence of the arrangement exists; (2) goods or services have been delivered; (3) the price is fixed or determinable; and (4) collectibility is reasonably assured. When a sales agreement involves multiple deliverables, such as extended support provisions, training to be supplied after delivery of the systems, and test programs specific to customers’ routine applications, the multiple deliverables are evaluated to determine the units of accounting. Judgment is required to properly identify the accounting units of multiple element transactions and the manner in which revenue is allocated among the accounting units. Judgments made, or changes to judgments made, may significantly affect the timing or amount of revenue recognition.

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

    Although the Company files U.S. federal, various state and foreign tax returns, the Company’s only major tax jurisdictions are the United States, California, Germany and Japan. Tax years 1997 – 2016 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

    STOCK-BASED COMPENSATION EXPENSE

    Stock-based compensation expense consists of expenses for stock options, restricted stock units, and employee stock purchase plan, or ESPP, purchase rights. Stock-based compensation cost is measured at each grant date, based on the fair value of the award using the Black-Scholes option valuation model, and is recognized as expense over the employee’s requisite service period. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different from those of publicly traded options. All of the Company’s stock-based compensation is accounted for as an equity instrument.

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

RESULTS OF OPERATIONS

    The following table sets forth statements of operations data as a percentage of net sales for the periods indicated.

	Year Ended May 31,
	2016	2015	2014

Net sales	100.0%	100.0%	100.0%
Cost of sales	64.5	61.7	48.1
Gross profit	35.5	38.3	51.9

Operating expenses:
Selling, general and administrative	48.1	64.6	32.1
Research and development	29.8	40.5	17.3

Total operating expenses	77.9	105.1	49.4

(Loss) income from operations	(42.4)	(66.8)	2.5

Interest expense	(4.2)	(1.3)	(0.1)
Other (expense) income, net	(0.1)	2.1	(0.3)

(Loss) income before income tax (expense) benefit	(46.7)	(66.0)	2.1

Income tax (expense) benefit	(0.1)	(0.4)	--

Net (loss) income	(46.8)	(66.4)	2.1
Less: Net income attributable to the noncontrolling interest	--	--	--
Net (loss) income attributable to Aehr Test Systems common shareholders	(46.8)%	(66.4)%	2.1%

FISCAL YEAR ENDED MAY 31, 2016 COMPARED TO FISCAL YEAR ENDED MAY 31, 2015

    NET SALES. Net sales consist primarily of sales of systems, test fixtures, die carriers, upgrades and spare parts as well as revenues from service contracts. Net sales increased to $14.5 million for the fiscal year ended May 31, 2016 from $10.0 million for the fiscal year ended May 31, 2015, an increase of 44.7%. The increase in net sales in fiscal 2016 resulted primarily from an increase in net sales of the Company’s wafer-level products, partially offset by a decrease in net sales of the Company’s Test During Burn-in (TDBI) products. Net sales of the wafer-level products for fiscal 2016 were $8.7 million, and increased approximately $5.5 million from fiscal 2015. Net sales of the TDBI products for fiscal 2016 were $5.8 million, and decreased approximately $0.7 million from fiscal 2015.

    GROSS PROFIT. Gross profit consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit increased to $5.1 million for the fiscal year ended May 31, 2016 from $3.8 million for the fiscal year ended May 31, 2015, an increase of 34.1%. Gross profit margin for the fiscal year ended May 31, 2016 was 35.5%, compared with 38.3% for the fiscal year ended May 31, 2015. The decrease in gross profit margin of 2.8% was primarily due to manufacturing inefficiencies from decreased manufacturing levels, resulting in a 4.5% gross profit margin reduction, partially offset by decreased direct material costs as a percentage of sales due to product mix and the sale of fully reserved inventory, resulting in a 1.7% increase in gross profit margin.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative, or SG&A, expenses consist primarily of salaries and related costs of employees, customer support costs, commission expenses to independent sales representatives, product promotion, other professional services and bad debt expenses. SG&A expenses were $7.0 million for the fiscal year ended May 31, 2016, compared with $6.5 million for the fiscal year ended May 31, 2015, an increase of 7.8%. The increase in SG&A expenses was primarily due to increases of $0.2 million each in employment related expenses and sales commissions to outside sales representatives.

    RESEARCH AND DEVELOPMENT. Research and development, or R&D, expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies and professional consulting expenses. R&D expenses increased to $4.3 million for the fiscal year ended May 31, 2016 from $4.1 million for the fiscal year ended May 31, 2015, an increase of 6.5%. Higher R&D expenses in the fiscal year ended May 31, 2016 were primarily due to increases of $0.2 million each in project expenses and employment related expenses.

    INTEREST EXPENSE. Interest expense increased to $605,000 for the fiscal year ended May 31, 2016 from $130,000 for the fiscal year ended May 31, 2015. The increase in interest expense for the fiscal year ended May 31, 2016 was primarily due to an increase in borrowing under the Credit Facility and Convertible Notes.

    OTHER (EXPENSE) INCOME, NET. Other expense, net was $16,000 for the fiscal year ended May 31, 2016, compared with other income, net of $211,000 for the fiscal year ended May 31, 2015. The change between other expense and other income was due primarily to losses or gains realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

    INCOME TAX (EXPENSE) BENEFIT. Income tax expenses were $10,000 and $34,000 for the fiscal year ended May 31, 2016 and 2015, respectively.

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

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses consist primarily of salaries and related costs of employees, customer support costs, commission expenses to independent sales representatives, product promotion, other professional services and bad debt expenses. SG&A expenses were $6.5 million for the fiscal year ended May 31, 2015, compared with $6.3 million for the fiscal year ended May 31, 2014, an increase of 2.3%. The increase in SG&A expenses was primarily due to an increase in employment related expenses.

    RESEARCH AND DEVELOPMENT. R&D expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies and professional consulting expenses. R&D expenses increased to $4.1 million for the fiscal year ended May 31, 2015 from $3.4 million for the fiscal year ended May 31, 2014, an increase of 19.4%. Lower R&D expenses in the fiscal year ended

May 31, 2014 were primarily due to the transfer of R&D expenditures, related to non-recurring engineering milestones, into cost of goods sold and prepaid expenses.

    INTEREST EXPENSE. Interest expense increased to $130,000 for the fiscal year ended May 31, 2015 from $26,000 for the fiscal year ended May 31, 2014. The increase in interest expense for the fiscal year ended May 31, 2015 was primarily due to borrowing under the Credit Facility and Convertible Notes.

    OTHER (EXPENSE) INCOME, NET. Other income, net was $211,000 for the fiscal year ended May 31, 2015, compared with other expense, net of $64,000 for the fiscal year ended May 31, 2014. The other income in fiscal 2015 and the other expense in fiscal 2014 were primarily due to gains or losses, respectively, realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

    INCOME TAX (EXPENSE) BENEFIT. Income tax expense was $34,000 for the fiscal year ended May 31, 2015, compared with income tax benefit of $15,000 for the fiscal year ended May 31, 2014. The income tax benefit for the fiscal year ended May 31, 2014 was primarily due to the reversal of tax liabilities previously established under Financial Accounting Standards Board Codification 740, which were no longer required.

LIQUIDITY AND CAPITAL RESOURCES

    We consider cash and cash equivalents as liquid and available for use. As of May 31, 2016, the Company had $0.9 million in cash and cash equivalents, compared to $5.5 million as of May 31, 2015.

    Net cash used in operating activities was $6.3 million and $2.3 million for the fiscal years ended May 31, 2016 and 2015, respectively. For the fiscal year ended May 31, 2016, net cash used in operating activities was primarily the result of the net loss of $6.8 million, as adjusted to exclude the effect of non-cash charges including stock-based compensation expense of $1.0 million, and depreciation and amortization of $0.2 million. Other changes in cash from operations resulted from a decrease in accounts receivable of $0.9 million, and increases in accounts payable of $0.6 million and accrued expenses of $0.5 million, offset by a decrease in customer deposits and deferred revenue of $2.9 million. The decrease in accounts receivable was primarily due to improvements in customer payment terms. The increases in accounts payable and accrued expenses were primarily due to higher expenditures associated with higher revenue. The decrease in customer deposits and deferred revenue was primarily due to the decrease in backlog of customer orders with down payments. For the fiscal year ended May 31, 2015, net cash used in operating activities was primarily the result of the net loss of $6.6 million, as adjusted to exclude the effect of non-cash charges including stock-based compensation expense of $1.0 million, and an increase in inventories of $1.0 million, partially offset by an increase in customer deposits and deferred revenue of $3.7 million and a decrease in accounts receivable of $1.8 million. The increase in inventories was primarily due to inventory purchases to support future shipments. The increase in customer deposits and deferred revenue was primarily due to the receipt of additional down payments from certain customers. The decrease in accounts receivable was primarily due to a decrease in sales.

    Net cash used in investing activities was $0.9 million for the fiscal year ended May 31, 2016 as compared to net cash used in investing activities of $0.1 million for the fiscal year ended May 31, 2015. Net cash used in investing activities for the fiscal year ended May 31, 2016 was primarily due to the purchases of property and equipment for our capital and infrastructure improvement plan to showcase our products and to enhance our manufacturing capabilities in preparation for increased demand.

    Financing activities provided net cash of $2.5 million for the fiscal year ended May 31, 2016 as compared to $6.4 million for the fiscal year ended May 31, 2015. Net cash provided by financing activities during the fiscal year ended May 31, 2016 was due to net borrowings under the Credit Facility of $2.0 million, and $0.5 million in proceeds from issuance of common stock and issuance of stock under employee plans. Net cash provided by financing activities during the fiscal year ended May 31, 2015 was primarily due to net proceeds of $3.8 million from the issuance of Convertible Notes, and the net proceeds of $2.6 million from the sale of our common stock in a private placement transaction with certain directors and officers of the Company and other accredited investors that closed on November 26, 2014. Refer to Note 9 of Notes to Consolidated Financial Statements, “CONVERTIBLE NOTES AND LINE OF CREDIT”, for further discussion of the Credit Facility and Convertible Notes.

    As of May 31, 2016, the Company had working capital of $4.1 million. Working capital consists of cash and cash equivalents, accounts receivable, inventories and prepaid expenses and other current assets, less current liabilities.

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

    Net cash used in investing activities was $0.3 million for the fiscal year ended May 31, 2014 was primarily due to the purchase of property and equipment.

    Financing activities provided cash of $0.4 million for the fiscal year ended May 31, 2014, due to $0.7 million in proceeds from issuance of common stock and exercise of stock options, partially offset by net repayments under a line of credit of $0.3 million.

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

    The Company anticipates that the existing cash balance together with income from operations, collections of existing accounts receivable, revenue from our existing backlog of products, the sale of inventory on hand, and deposits and down payments against significant orders will be adequate to meet its short-term working capital and capital equipment requirements. The Company extended the maturity date of the Convertible Notes to April 10, 2019 which improves our ability to meet current liabilities for fiscal 2017. Refer to Note 16, “SUBSEQUENT EVENTS”. Depending on its rate of growth and profitability, and its ability to obtain significant orders with down payments, the Company may require additional equity or debt financing to meet its working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required, or if available, that such financing can be obtained on terms satisfactory to the Company.

OFF-BALANCE SHEET FINANCING

    The Company has not entered into any off-balance sheet financing arrangements and has not established any special purpose entities.

OVERVIEW OF CONTRACTUAL OBLIGATIONS

    The following table provides a summary of such arrangements, or contractual obligations.

	Payments Due by Period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	5 years
Operating Leases	$1,012	$488	$524	$--	$--
Convertible Notes (1)	5,962	--	5,962	--	--
Interest on Convertible Notes (2)	1,554	441	1,113	--	--
Purchases (3)	554	554	--	--	--
Total	$9,082	$1,483	$7,599	$--	$--

(1) Convertible Notes on the consolidated balance sheet is net of unamortized debt issuance costs of $148,000.
(2) Based on 9% interest rate. See Note 9 “CONVERTIBLE NOTES AND LINE OF CREDIT.”
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

RECENT ACCOUNTING PRONOUNCEMENTS:

    For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on the Company's consolidated financial statements, see Note 1, “Organization and Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

    The Company had no holdings of derivative financial or commodity instruments at May 31, 2016.

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

Item 8. Financial Statements and Supplementary Data

INDEX

Consolidated Financial Statements of Aehr Test Systems

Report of Independent Registered Public Accounting Firm	26

Consolidated Balance Sheets at May 31, 2016 and 2015	27

Consolidated Statements of Operations for the years ended May 31, 2016, 2015 and 2014	28

Consolidated Statements of Comprehensive (Loss) Income for the years ended May 31, 2016, 2015 and 2014	29

Consolidated Statements of Shareholders' Equity (Deficit) for the years ended May 31, 2016, 2015 and 2014	30

Consolidated Statements of Cash Flows for the years ended May 31, 2016, 2015 and 2014	31

Notes to Consolidated Financial Statements	32

Financial statement schedules not listed above are either omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or in the Notes thereto.

 REPORT OF
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Aehr Test Systems

    We have audited the accompanying consolidated balance sheets of Aehr Test Systems and subsidiaries (the “Company”) as of May 31, 2016 and 2015, and the related consolidated statements of operations, shareholders’ equity (deficit) and comprehensive (loss) income, and cash flows for each of the years in the three-year period ended May 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aehr Test Systems and subsidiaries as of May 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr Pilger Mayer, Inc.

E. Palo Alto, California
August 29, 2016

AEHR TEST SYSTEMS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	May 31,
	2016	2015
ASSETS

Current assets:
Cash and cash equivalents	$939	$5,527
Accounts receivable, net	522	1,383
Inventories	7,033	7,123
Prepaid expenses and other	254	262

Total current assets	8,748	14,295

Property and equipment, net	1,204	478
Other assets	94	95

Total assets	$10,046	$14,868

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	1,413	724
Accrued expenses	1,553	1,045
Customer deposits and deferred revenue	1,714	4,750

Total current liabilities	4,680	6,519

Convertible notes, net of debt issuance costs	5,962	3,791
Income taxes payable	--	8
Deferred revenue, long-term	127	--
Total liabilities	10,769	10,318

Commitments and contingencies (Note 15)

Aehr Test Systems shareholders' equity (deficit):
Preferred stock, $0.01 par value:
Authorized: 10,000 shares;
Issued and outstanding: none	--	--
Common stock, $0.01 par value:
Authorized: 75,000 shares;
Issued and outstanding: 13,216 shares and 12,857
shares at May 31, 2016 and 2015, respectively	132	129
Additional paid-in capital	58,052	56,547
Accumulated other comprehensive income	2,237	2,231
Accumulated deficit	(61,124)	(54,339)
Total Aehr Test Systems shareholders' equity (deficit)	(703)	4,568
Noncontrolling interest	(20)	(18)
Total shareholders' equity (deficit)	(723)	4,550

Total liabilities and shareholders' equity (deficit)	$10,046	$14,868

The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended May 31,
	2016	2015	2014

Net sales	$14,501	$10,018	$19,684
Cost of sales	9,356	6,180	9,462
Gross profit	5,145	3,838	10,222

Operating expenses:
Selling, general and administrative	6,975	6,470	6,323
Research and development	4,324	4,062	3,402

Total operating expenses	11,299	10,532	9,725

(Loss) income from operations	(6,154)	(6,694)	497

Interest expense	(605)	(130)	(26)
Other (expense) income, net	(16)	211	(64)

(Loss) income before income tax (expense) benefit	(6,775)	(6,613)	407

Income tax (expense) benefit	(10)	(34)	15
Net (loss) income	(6,785)	(6,647)	422
Less: Net income attributable to the noncontrolling interest	--	--	--

Net (loss) income attributable to Aehr Test Systems common shareholders	$(6,785)	$(6,647)	$422

Net (loss) income per share – basic and diluted	$(0.52)	$(0.55)	$0.04
Shares used in per share calculation – basic	13,091	12,047	10,877
Shares used in per share calculation – diluted	13,091	12,047	11,889

                      The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(IN THOUSANDS)

	Year Ended May 31,
	2016	2015	2014

Net (loss) income	$(6,785)	$(6,647)	$422

Other comprehensive income (loss), net of tax: Foreign currency translation income (loss)	4	(254)	45

Total comprehensive (loss) income	(6,781)	(6,901)	467
Less: Comprehensive (loss) income attributable to noncontrolling interest	(2)	3	(1)

Comprehensive (loss) income, attributable to Aehr Test Systems	$(6,779)	$(6,904)	$468

                            The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(IN THOUSANDS)

						Total Aehr
				Accumulated		Test
			Additional	Other		Systems		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’	Noncontrolling	Shareholders'
	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)	Interest	Equity (Deficit)
Balances, May 31, 2013	10,599	$106	$50,580	$2,442	$(48,114)	$5,014	$(20)	$4,994

Issuance of common stock
under employee plans	604	6	709	--	--	715	--	715
Stock-based compensation	--	--	853	--	--	853	--	853
Net income	--	--	--	--	422	422	--	422
Foreign currency
translation adjustment	--	--	--	46	--	46	(1)	45

Balances, May 31, 2014	11,203	112	52,142	2,488	(47,692)	7,050	(21)	7,029

Issuance of common stock
under private placement	1,065	11	2,563	--	--	2,574	--	2,574
Issuance of common stock
under employee plans	589	6	849	--	--	855	--	855
Stock-based compensation	--	--	993	--	--	993	--	993
Net loss	--	--	--	--	(6,647)	(6,647)	--	(6,647)
Foreign currency
translation adjustment	--	--	--	(257)	--	(257)	3	(254)

Balances, May 31, 2015	12,857	129	56,547	2,231	(54,339)	4,568	(18)	4,550

Issuance of common stock
under employee plans	359	3	509	--	--	512	--	512
Stock-based compensation	--	--	996	--	--	996	--	996
Net loss	--	--	--	--	(6,785)	(6,785)	--	(6,785)
Foreign currency
translation adjustment	--	--	--	6	--	6	(2)	4

Balances, May 31, 2016	13,216	$132	$58,052	$2,237	$(61,124)	$(703)	$(20)	$(723)

The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended May 31,
	2016	2015	2014
Cash flows from operating activities:
Net (loss) income	$(6,785)	$(6,647)	$422
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation expense	1,016	997	829
(Recovery of) provision for doubtful accounts	(13)	(30)	15
Loss (gain) on disposal of asset	2	--	(41)
Amortization of debt issuance costs	177	31	--
Depreciation and amortization	203	135	141
Changes in operating assets and liabilities:
Accounts receivable	887	1,774	(720)
Inventories	70	(1,008)	(740)
Prepaid expenses and other	9	34	(51)
Accounts payable	564	(850)	707
Accrued expenses	539	(371)	(25)
Customer deposits and deferred revenue	(2,909)	3,702	(984)
Income taxes payable	(41)	(15)	(65)
Deferred rent	--	(8)	(95)

Net cash used in operating activities	(6,281)	(2,256)	(607)

Cash flows from investing activities:
Purchases of property and equipment	(919)	(118)	(339)
Proceeds from sales of property and equipment	--	--	50

Net cash used in investing activities	(919)	(118)	(289)

Cash flows from financing activities:
Line of credit borrowings (repayments), net	2,000	(777)	(324)
Proceeds from issuance of convertible notes, net	(6)	3,760	--
Proceeds from issuance of common stock under private placement, net of issuance cost	--	2,574	--
Proceeds from issuance of common stock under employee plans	512	855	715

Net cash provided by financing activities	2,506	6,412	391

Effect of exchange rates on cash and cash equivalents	106	(320)	(10)

Net (decrease) increase in cash and cash equivalents	(4,588)	3,718	(515)

Cash and cash equivalents, beginning of year	5,527	1,809	2,324

Cash and cash equivalents, end of year	$939	$5,527	$1,809

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$47	$26	$44
Interest	$302	$130	$27

Non-cash transactions:
Net change in capitalized stock-based compensation	$(20)	$(4)	$24
Line of credit converted to convertible notes	$2,000	--	--

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

    In August 2011, the Company entered into a working capital credit facility agreement with Silicon Valley Bank allowing the Company to borrow up to $1.5 million based upon qualified U.S. based and foreign customer receivables, and export-related inventory. In May 2012, the credit agreement was amended to increase the borrowing limit to $2.0 million. In September 2012, the credit agreement was amended to increase the borrowing limit to $2.5 million. On April 10, 2015, the Company terminated the working capital credit facility agreement with Silicon Valley Bank and entered into a Convertible Note Purchase and Credit Facility Agreement (the “Purchase Agreement”) with QVT Fund LP and Quintessence Fund L.P. (the “Purchasers”) providing for (a) the Company’s sale to the Purchasers of $4,110,000 in aggregate principal amount of 9.0% Convertible Secured Notes due 2017 (the “Convertible Notes”) and (b) a secured revolving loan facility (the “Credit Facility”) in an aggregate principal amount of up to $2,000,000. The Company received $3.8 million in net proceeds from the issuance of the Convertible Notes in fiscal 2015. In fiscal 2016 the Company drew $2.0 million against the Credit Facility. Refer to Note 9, “CONVERTIBLE NOTES AND LINE OF CREDIT”, for further discussion of the Credit Facility and the Convertible Notes.

    During fiscal 2016, 2015 and 2014, the Company experienced negative cash flow from operating activities. The Company anticipates that the existing cash balance together with income from operations, collections of existing accounts receivable, revenue from our existing backlog of products, the sale of inventory on hand, and deposits and down payments against significant orders will be adequate to meet its short-term working capital and capital equipment requirements. The Company extended the maturity date of the Convertible Notes to April 10, 2019 which improves our ability to meet current liabilities for fiscal 2017. Refer to Note 16, “SUBSEQUENT EVENTS”. Depending on its rate of growth and profitability, and its ability to obtain significant orders with down payments, the Company may require additional equity or debt financing to meet its working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required, or if available, that such financing can be obtained on terms satisfactory to the Company.

CONSOLIDATION AND EQUITY INVESTMENTS:

    The consolidated financial statements include the accounts of the Company and both its wholly-owned and majority-owned foreign subsidiaries. Intercompany accounts and transactions have been eliminated. Equity investments in which the Company holds an equity interest less than 20 percent and over which the Company does not have significant influence are accounted for using the cost method. Dividends received from investees accounted for using the cost method are included in other (expense) income, net on the Consolidated Statements of Operations.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS:

    Assets and liabilities of the Company’s foreign subsidiaries and a branch office are translated into U.S. Dollars from their functional currencies of Japanese Yen, Euros and New Taiwan Dollars using the exchange rate in effect at the balance sheet date. Additionally, their net sales and expenses are translated using exchange rates approximating average rates prevailing during the fiscal year. Translation adjustments that arise from translating their financial statements from their local currencies to U.S. Dollars are accumulated and reflected as a separate component of shareholders’ equity (deficit).

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

Level 3 - instrument valuations are obtained without observable market values and require a high level of judgment to determine the fair value.

    The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of May 31, 2016 (in thousands):

	Balance as of
	May 31, 2016	Level 1	Level 2	Level 3
Money market funds	$1	$1	$--	$--
Certificate of deposit	50	--	50	--
Assets	$51	$1	$50	$--

    The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of May 31, 2015 (in thousands):

	Balance as of
	May 31, 2015	Level 1	Level 2	Level 3
Money market funds	$4,650	$4,650	$--	$--
Certificate of deposit	50	--	50	--
Assets	$4,700	$4,650	$50	$--

    There were no financial liabilities measured at fair value as of May 31, 2016 and 2015.

    There were no transfers between Level 1 and Level 2 fair value measurements during the fiscal year ended May 31, 2016 and 2015.

    Financial instruments include cash, cash equivalents, receivables, accounts payable and certain other accrued liabilities. The fair value of cash, cash equivalents, receivables, accounts payable and certain other accrued expenses are valued at their carrying value, which approximates fair value due to their short maturities. The carrying value of the debt approximates the fair value.

    The Company has at times invested in debt and equity of private companies, and may do so again in the future, as part of its business strategy.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS:

    Accounts receivable are derived from the sale of products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies. Accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. The Company also reviews its trade receivables by aging category to identify specific customers with known disputes or collection issues. The Company exercises judgment when determining the adequacy of these reserves as the Company evaluates historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received. No significant adjustments to the allowance for doubtful accounts were recorded during the years ended May 31, 2016, 2015 or 2014.

CONCENTRATION OF CREDIT RISK:

    The Company sells its products primarily to semiconductor manufacturers in North America, Asia, and Europe. As of May 31, 2016, approximately 7%, 68% and 25% of gross accounts receivable were from customers located in Asia, Europe and North America, respectively. As of May 31, 2015, approximately 70%, 3% and 27% of gross accounts receivable were from customers located in Asia, Europe and North America, respectively. One customer accounted for 67% of gross accounts receivable as of May 31, 2016. Two customers accounted for 41% and 32% of gross accounts receivable as of May 31, 2015. Two customers accounted for 47% and 32% of net sales in fiscal 2016. Two customers accounted for 45% and 11% of net sales in fiscal 2015. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company uses letter of credit terms for some of its international customers.

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

Furniture and fixtures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2 to 6 years

Machinery and equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3 to 6 years

Test equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4 to 6 years

REVENUE RECOGNITION:

    The Company recognizes revenue upon the shipment of products or the performance of services when: (1) persuasive evidence of the arrangement exists; (2) goods or services have been delivered; (3) the price is fixed or determinable; and (4) collectibility is reasonably assured. When a sales agreement involves multiple deliverables, such as extended support provisions, training to be supplied after delivery of the systems, and test programs specific to customers’ routine applications, the multiple deliverables are evaluated to determine the unit of accounting. Judgment is required to properly identify the accounting units of multiple element transactions and the manner in which revenue is allocated among the accounting units. Judgments made, or changes to judgments made, may significantly affect the timing or amount of revenue recognition.

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

PRODUCT DEVELOPMENT COSTS AND CAPITALIZED SOFTWARE:

    Costs incurred in the research and development of new products or systems are charged to operations as incurred. Costs incurred in the development of software programs for the Company’s products are charged to operations as incurred until technological feasibility of the software has been established. Generally, technological feasibility is established when the software module performs its primary functions described in its original specifications, contains features required for it to be usable in a production environment, is completely documented and the related hardware portion of the product is complete. After technological feasibility is established, any additional costs are capitalized. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use. Capitalized costs are amortized over the estimated life of the related software product using the greater of the units of sales or straight-line methods over ten years. No system software development costs were capitalized or amortized in fiscal 2016, 2015 and 2014.

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

    A full valuation allowance was established against all deferred tax assets, as management determined that it is more likely than not that deferred tax assets will not be realized, as of May 31, 2016 and 2015.

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

    Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, California, Germany and Japan. Tax years 1997 – 2016 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

STOCK-BASED COMPENSATION:

    Stock-based compensation expense consists of expenses for stock options, restricted stock units, or RSUs, and employee stock purchase plan, or ESPP, purchase rights. Stock-based compensation cost for stock options and ESPP purchase rights are measured at each grant date, based on the fair value of the award using the Black-Scholes option valuation model, and is recognized as expense over the employee’s requisite service period. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different from those of publicly traded options. All of the Company’s stock-based compensation is accounted for as an equity instrument.

    The following table summarizes compensation costs related to the Company’s stock-based compensation for the years ended May 31, 2016, 2015 and 2014 (in thousands, except per share data):

	Year Ended May 31,
	2016	2015	2014
Stock-based compensation in the form of stock options, RSUs, and ESPP purchase rights, included in:

Cost of sales	$87	$70	$43
Selling, general and administrative	723	726	643
Research and development	206	201	167

Net effect on net (loss) income	$1,016	$997	$853

Effect on net (loss) income per share:
Basic	$0.08	$0.08	$0.08
Diluted	$0.08	$0.08	$0.07

    During fiscal 2016, 2015 and fiscal 2014, the Company recorded stock-based compensation related to stock options and restricted stock units of $894,000, $857,000 and $723,000, respectively.

    As of May 31, 2016, the total compensation cost related to unvested stock-based awards under the Company’s 1996 Stock Option Plan and 2006 Equity Incentive Plan, but not yet recognized, was $1,102,000 which is net of estimated forfeitures of $3,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.1 years.

    During fiscal 2016, 2015 and fiscal 2014, the Company recorded stock-based compensation related to its ESPP of $122,000, $140,000 and $130,000, respectively.

    As of May 31, 2016, 2015 and 2014, stock-based compensation costs of $0, $20,000 and $24,000, respectively, were capitalized as part of inventory.

    As of May 31, 2016, the total compensation cost related to purchase rights under the ESPP but not yet recognized was $138,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 1.2 years.

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

    Fair Value. The fair values of the Company’s stock options granted to employees shares in fiscal 2016, 2015 and 2014 were estimated using the following weighted average assumptions in the Black-Scholes option valuation method:

	Year Ended May 31,
	2016	2015	2014
Option plan shares
Expected term (in years)	4	4	4
Volatility	0.86	0.90	0.95
Expected dividend	$0.00	$0.00	$0.00
Risk-free interest rates	1.21%	1.20%	1.39%
Weighted-average grant date fair value	$1.31	$1.52	$1.09

    The fair value of our ESPP purchase rights for the fiscal 2016, 2015 and 2014 was estimated using the following weighted-average assumptions:

	Year End May 31,
	2016	2015	2014
Employee stock purchase plan shares
Expected term (in years)	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0
Volatility	0.64 – 0.74	0.55 – 0.83	0.86 – 1.00
Expected dividend	$0.00	$0.00	$0.00
Risk-free interest rates	0.40%–0.76%	0.04%–0.55%	0.04%–0.44%
Weighted-average grant date fair value	$0.80	$1.43	$1.34

    During the fiscal years ended May 31, 2016, 2015 and 2014, ESPP purchase rights of 304,000, 222,000, and 172,000 shares, respectively, were granted. Total ESPP shares issued during the fiscal years ended May 31, 2016, 2015, and 2014 were 86,000, 87,000, and 120,000 shares, respectively. As of May 31, 2016 there were 182,000 ESPP shares available for issuance.

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

    The following table presents the computation of basic and diluted net (loss) income per share attributable to Aehr Test Systems common shareholders (in thousands, except per share data):

	Year Ended May 31,
	2016	2015	2014
Numerator: Net (loss) income	$(6,785)	$(6,647)	$422

Denominator for basic net (loss) income per share:
Weighted-average shares outstanding	13,091	12,047	10,877

Shares used in basic net (loss) income per share calculation	13,091	12,047	10,877

Effect of dilutive securities	--	--	1,012

Denominator for diluted net (loss) income per share	13,091	12,047	11,889

Basic net (loss) income per share	$(0.52)	$(0.55)	$0.04

Diluted net (loss) income per share	$(0.52)	$(0.55)	$0.04

    For the purpose of computing diluted earnings per share, weighted average potential common shares do not include stock options with an exercise price greater than the average fair value of the Company’s common stock for the period, as the effect would be anti-dilutive. In the fiscal year’s ended May 31, 2016 and 2015, potential common shares have not been included in the calculation of diluted net loss per share as the effect would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for these periods are the same. Stock options to purchase 3,201,000, 3,686,000, and 301,000 shares of common stock were outstanding on May 31, 2016, 2015 and 2014, respectively, but were not included in the computation of diluted net (loss) income per share, because the inclusion of such shares would be anti-dilutive. ESPP rights to purchase 304,000, 175,000 and 131,000 ESPP shares were outstanding on May 31, 2016, 2015 and 2014, respectively, but were not included in the computation of diluted net (loss) income per share, because the inclusion of such shares would be anti-dilutive. RSUs for 35,000 shares were outstanding at May 31, 2016 but not included in the computation of diluted net (loss) income per share, because the inclusion of such shares would be anti-dilutive. The shares convertible under the Convertible Notes outstanding at May 31, 2016 were not included in the computation of diluted net (loss) income per share, because the inclusion of such shares would be anti-dilutive.

COMPREHENSIVE (LOSS) INCOME:

    Comprehensive (loss) income generally represents all changes in shareholders’ equity (deficit) except those resulting from investments or contributions by shareholders. Unrealized gains and losses on foreign currency translation adjustments are included in the Company’s components of comprehensive (loss) income, which are excluded from net (loss) income. Comprehensive (loss) income is included in the statements of shareholders’ equity (deficit) and comprehensive (loss) income.

RECLASSIFICATION

    Certain reclassifications have been made to the consolidated financial statements to conform to the current period presentation. These reclassifications did not result in any change in previously reported net loss, total assets or shareholders’ equity (deficit).

RECENT ACCOUNTING PRONOUNCEMENTS:

    In May 2014, as part of its ongoing efforts to assist in the convergence of US GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in US GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to reflect the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and will become effective for us beginning in the first quarter of fiscal 2019. The FASB has issued several updates to the standard which i) defer the original effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017 (ASU 2015-14). ii) clarify the application of the principal versus agent guidance (ASU 2016-08). and iii) clarify the guidance on inconsequential and perfunctory promises and licensing (ASU 2016-10). In May 2016, the FASB issued ASU 2016-12, ‘Revenue from Contracts with Customers (Topic 606) Narrow-Scope Improvements and Practical Expedients”, to address certain narrow aspects of the guidance including collectibility criterion, collection of sales taxes from customers, noncash consideration, contract modifications and completed contracts. This issuance does not change the core principle of the guidance in the initial topic issued in May 2014. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.

    In August 2014, the FASB issued ASU No. 2014-15, Presentation of Going Concern. This standard requires management to evaluate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern and whether or not it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. The new standard will apply to all entities and will be effective for us in the fiscal year 2017, with early adoption permitted. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.

    In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest. This standard requires management to simplify the presentation of debt issuance costs by presenting the costs related to obtaining a debt liability as a direct deduction from that debt liability. The debt issuance costs, or discount, is amortized over the life of the debt liability. The new standard is effective for us in fiscal 2017, with early adoption permitted. The Company has adopted this update for the fiscal year ended May 31, 2015. Refer to Note 9 of Notes to Consolidated Financial Statements, “CONVERTIBLE NOTES AND LINE OF CREDIT” for further discussion of the Credit Facility and Convertible Notes.

    In July 2015, the FASB issued ASU No. 2015-11, Inventory. This standard requires management to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This new standard will be effective for us in the fiscal year 2018, with early adoption permitted. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.

    In August 2015, the FASB issued ASU No. 2015-15, Imputation of Interest. This standard clarifies ASU 2015-03, Debt Issuance Costs discussed above, in which an entity may defer and present debt issuance costs for line of credit arrangements as an asset and subsequently amortize the costs over the term of the line of credit agreement regardless of whether any amounts are outstanding. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.

    In November 2015, FASB issued ASU No. 2015-17, Income Taxes. This standard simplifies the presentation of deferred income taxes to be classified as noncurrent in the consolidated balance sheet. This new standard will be effective for us in the fiscal year 2018, with early adoption permitted. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.

    In February 2016, FASB issued ASU No. 2016-02, Leases. This standard requires management to present all leases greater than one year on the balance sheet as a liability to make payments and an asset as the right to use the underlying asset for the lease term. This new standard will be effective for us in the fiscal year 2020, with early adoption permitted. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.

    In January 2016, FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. This standard changes accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, it clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU 2016-01 is effective for us in fiscal year 2020. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.

    In March 2016, FASB released ASU 2016-09, Compensation - Stock Compensation. The standard simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The accounting standard will be effective for the Company beginning the first quarter of fiscal 2018, and early adoption is permitted. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.

2. ACCOUNTS RECEIVABLE:

     Accounts receivable comprise (in thousands):

	May 31,
	2016	2015
Accounts receivable	$530	$1,404
Less: Allowance for doubtful accounts	(8)	(21)
	$522	$1,383

		Additions
	Balance at	charged to		Balance
	beginning	costs and		at end
	of year	expenses	Deductions*	of year
Allowance for doubtful accounts receivable:

May 31, 2016	$21	$--	$(13)	$8

May 31, 2015	$51	$--	$(30)	$21

    * Deductions include write-offs of uncollectible accounts and collections of amounts previously reserved.

3. INVENTORIES:

     Inventories comprise (in thousands):
	May 31,
	2016	2015
Raw materials and sub-assemblies	$2,839	$4,018
Work in process	4,151	2,584
Finished goods	43	521
	$7,033	$7,123

4. PROPERTY AND EQUIPMENT, NET:

    Property and equipment, net comprise (in thousands):
	May 31,
	2016	2015
Leasehold improvements	$1,072	$1,093
Furniture and fixtures	974	1,062
Machinery and equipment	2,330	3,802
Test equipment	2,581	2,967

	6,957	8,924
Less: Accumulated depreciation and amortization	(5,753)	(8,446)
	$1,204	$478

    Depreciation expense was $203,000, $135,000 and $141,000 for fiscal 2016, 2015, and 2014, respectively.

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

    Following is a summary of changes in the Company’s liability for product warranties during the fiscal years ended May 31, 2016 and 2015 (in thousands):

	May 31,
	2016	2015

Balance at the beginning of the year	$137	$223
Accruals for warranties issued during the year	334	150
Settlement made during the year (in cash or in kind)	(316)	(236)

Balance at the end of the year	$155	$137

    The accrued warranty balance is included in accrued expenses on the consolidated balance sheets.

6. ACCRUED EXPENSES:

    Accrued expenses comprise (in thousands):

	May 31,
	2016	2015
Payroll related.	$706	$503
Commissions and bonuses	227	94
Professional services	166	142
Warranty	155	137
Accrued interest	110	--
Investor relations	88	32
Taxes payable	63	101
Other	38	36
	$1,553	$1,045

7. INCOME TAXES:

    Domestic and foreign components of (loss) income before income tax (expense) benefit are as follows (in thousands):

	Year Ended May 31,
	2016	2015	2014
Domestic	$(6,794)	$(6,871)	$438
Foreign	19	258	(31)
	$(6,775)	$(6,613)	$407

    The income tax (expense) benefit consists of the following (in thousands):

	Year Ended May 31,
	2016	2015	2014
Federal income taxes:
Current	$--	$--	$--
Deferred	--	--	--
State income taxes:
Current	3	(19)	(30)
Deferred	--	--	--
Foreign income taxes:
Current	(13)	(15)	45
Deferred	--	--	--
	$(10)	$(34)	$15

     The Company’s effective tax rate differs from the U.S. federal statutory tax rate, as follows:

	Year Ended May 31,
	2016	2015	2014
U.S. federal statutory tax rate	34.0%	34.0%	34.0%
State taxes, net of federal tax effect	--	(0.2)	4.7
Foreign rate differential	0.2	1.4	(11.9)
Stock-based compensation	(3.8)	(2.2)	34.5
Research and development credit	2.1	1.1	(20.5)
Change in valuation allowance	(32.5)	(34.4)	(45.8)
Other	(0.2)	(0.2)	1.3
Effective tax rate	(0.2)%	(0.5)%	(3.7)%

    The components of the net deferred tax assets are as follows (in thousands):
	Year Ended May 31,
	2016	2015

Net operating losses	$16,643	$15,063
Credit carryforwards	4,430	3,946
Inventory reserves	1,064	1,429
Reserves and accruals	1,606	2,809
Other	885	960

	24,628	24,207

Less: Valuation allowance	(24,628)	(24,207)
Net deferred tax assets	$--	$--

    The valuation allowance increased by $421,000 during fiscal 2016, increased by $2,223,000 during fiscal 2015, and decreased by $206,000 during fiscal 2014. As of May 31, 2016 and 2015, the Company concluded that it is more likely than not that the deferred tax assets will not be realized and therefore provided a full valuation allowance against the deferred tax assets. The Company will continue to evaluate the need for a valuation allowance against its deferred tax assets on a quarterly basis.

    At May 31, 2016, the Company had federal and state net operating loss carryforwards of $45,272,000 and $31,110,000, respectively. The federal and state net operating loss carryforwards will begin to expire in 2024 and began expiring in 2015, respectively. At May 31, 2016, the Company also had federal and state research and development tax credit carryforwards of $1,769,000 and $4,894,000, respectively. The federal credit carryforward will begin to expire in 2019, and the California credit will carryforward indefinitely. These carryforwards may be subject to certain limitations on annual utilization in case of a change in ownership, as defined by tax law. The Company also has alternative minimum tax credit carryforwards of $91,000 for federal tax purposes and $34,000 for state purposes. The credits may be used to offset regular tax and do not expire.

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

    Foreign net operating loss carryforwards of $848,000 are available to reduce future foreign taxable income. The foreign net operating losses will begin to expire in 2018.

    The Company maintains liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available. The aggregate changes in the balance of gross unrecognized tax benefits are as follows (in thousands):

Beginning balance as of May 31, 2013	$1,007
Decreases related to prior year tax positions	--
Decreases related to lapse of statute of limitations	(34)

Balance at May 31, 2014	$973

Decreases related to prior year tax positions	--
Decreases related to lapse of statute of limitations	(54)

Balance at May 31, 2015	$919

Decreases related to prior year tax positions	(124)
Decreases related to lapse of statute of limitations	(6)

Balance at May 31, 2016	$789

    The ending balance of $789,000 of unrecognized tax benefits as of May 31, 2016, if recognized, would not impact the effective tax rate.

    Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, California, Germany and Japan. Tax years 1997 – 2016 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

8. CUSTOMER DEPOSITS AND DEFERRED REVENUE:

    Customer deposits and deferred revenue (in thousands):

	May 31,
	2016	2015
Customer deposits	$540	$3,685
Deferred revenue	1,174	1,065
	$1,714	$4,750

9. CONVERTIBLE NOTES AND LINE OF CREDIT:

    On April 10, 2015, the Company entered into a Convertible Note Purchase and Credit Facility Agreement (the “Purchase Agreement”) with QVT Fund LP and Quintessence Fund L.P. (the “Purchasers”) providing for (a) the Company’s sale to the Purchasers of $4,110,000 in aggregate principal amount of 9.0% Convertible Secured Notes due 2017 (the “Convertible Notes”) and (b) a secured revolving loan facility (the “Credit Facility”) in an aggregate principal amount of up to $2,000,000. On August 22, 2016 the Purchase Agreement was amended to extend the maturity date of the Convertible Notes to April 10, 2019, decrease the conversion price from $2.65 per share to $2.30 per share, decrease the forced conversion price from $7.50 per share to $6.51 per share, and allow for additional equity awards. Refer to Note 16, “SUBSEQUENT EVENTS”.

    The Convertible Notes bear interest at an annual rate of 9.0% and will mature on April 10, 2019 unless repurchased or converted prior to that date. Interest is payable quarterly on March 1, June 1, September 1 and December 1 of each year. Debt issuance costs of $356,000, which represent an effective interest rate of 4.3%, were offset against the loan balance and are amortized over the life of loan. During fiscal years ended May 31, 2016 and 2015, $177,000 and $31,000, respectively, of amortization costs were recognized as interest expense.

    The conversion price for the Convertible Notes is $2.30 per share of the Company’s common stock and is subject to adjustment upon the occurrence of certain specified events (as adjusted, the “Conversion Price”). Holders may convert all or any part of the principal amount of their Convertible Notes in integrals of $10,000 at any time prior to the maturity date. Upon conversion, the Company will deliver shares of its common stock to the holder of Convertible Notes electing such conversion. The Company may not redeem the Convertible Notes prior to maturity.

    Advances under the Credit Facility must be supported by outstanding valid purchase orders at least equal to the amount of the requested drawdown plus the principal amount of all outstanding 5.0% Notes as defined under the Purchase Agreement. Advances will bear interest at an annual rate of 5.0%. Each advance under the Credit Facility and any accrued and unpaid interest thereon must be repaid within 90 days from the date on which such advance is made. Unless paid in full at maturity, amounts owing under the credit facility may be converted by the holder into Convertible Notes. Advances under the Credit Facility may be prepaid without any prepayment premium or penalty and may be reborrowed (unless converted into Convertible Notes).

    The Company’s obligations under the Purchase Agreement are secured by substantially all of the assets of the Company.

    During fiscal 2016, the Company borrowed $2,000,000 against the credit facility. During fiscal 2016, $900,000 of the borrowing was converted into Convertible Notes upon maturity. As of May 31, 2016 and 2015, the Company had a balance of $1,100,000 and zero against the Credit Facility, respectively. The balance available to borrow under the Credit Facility as of May 31, 2016 was zero. Upon maturity in July 2016, the $1,100,000 balance of the Credit Facility was converted into Convertible Notes. The May 31, 2016 balance was reclassified to Convertible Notes with the amendment of the Purchase Agreement. Refer to Note 16, “SUBSEQUENT EVENTS”.

    Convertible Notes, net of debt issuance costs (in thousands):

	May 31,	May 31,
	2016	2015
Principal	$6,110	$4,110
Unamortized debt issuance costs	(148)	(319)
	$5,962	$3,791

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

    In October 2006, the Company’s 2006 Equity Incentive Plan and 2006 Employee Stock Purchase Plan (“2006 Plans”) were approved by the shareholders, which provide for granting of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, performance shares and other stock or cash awards as the Company’s Board of Directors may determine. A total of 5,450,000 shares of common stock have been reserved for issuance under the Company’s 2006 Equity Incentive Plan. Options granted under the 2006 Equity Incentive Plan are generally for periods not to exceed ten years (five years if the option is granted to a 10% stockholder) and are granted at the fair market value of the stock at the date of grant as determined by the Board of Directors. The 2006 Plans respectively replace the Company’s Amended and Restated 1996 Stock Option Plan, which would otherwise have expired in 2006; and the Company’s 1997 Employee Stock Purchase Plan, which would have otherwise expired in 2007.

    As of May 31, 2016, out of the 5,083,000 shares authorized for grant under the 2006 Equity Incentive Plan, approximately 3,201,000 shares were outstanding.

    The following tables summarize the Company’s stock option and RSUs transactions during fiscal 2016, 2015 and 2014 (in thousands, except per share data):

Available
Shares
Balances, May 31, 2013	1,737

Options granted	(908)
Options terminated	420
Plan shares expired	(104)

Balances, May 31, 2014	1,145

Additional shares reserved	860
Options granted	(1,253)
Options terminated	93

Balances, May 31, 2015	845

Additional shares reserved	800
Options granted	(92)
RSUs granted	(35)
Options terminated	329

Balances, May 31, 2016	1,847

	Outstanding Options
		Weighted
	Number	Average	Aggregate
	of	Exercise	Intrinsic
	Shares	Price	Value
Balances, May 31, 2013	2,956	$1.79	$964

Options granted	908	$1.64
Options terminated	(420)	$5.51
Options exercised	(442)	$1.17

Balances, May 31, 2014	3,002	$1.31	$2,913

Options granted	1,253	$2.38
Options terminated	(93)	$2.30
Options exercised	(476)	$1.33

Balances, May 31, 2015	3,686	$1.66	$2,946

Options granted	92	$2.12
Options terminated	(329)	$1.93
Options exercised	(248)	$1.34

Balances, May 31, 2016	3,201	$1.66	$189

Options exercisable and expected to be exercisable at May 31, 2016	3,137	$1.66	$186

  The options outstanding and exercisable at May 31, 2016 were in the following exercise price ranges (in thousands, except per share data):

	Options Outstanding			Options Exercisable
	at May 31, 2016			at May 31, 2016
Range of Exercise Prices	Number Outstanding Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.59-$0.97	579	2.82	$0.68	578	2.82	$0.68
$1.09-$1.40	1,143	3.12	$1.28	987	2.96	$1.28
$1.73-$2.06	248	4.70	$1.88	221	4.75	$1.90
$2.10-$2.71	1,231	5.45	$2.43	604	5.33	$2.46

$0.59-$2.71	3,201	4.08	$1.66	2,390	3.69	$1.49	$189

    The total intrinsic values of options exercised were $185,000, $540,000 and $520,000 during fiscal 2016, 2015 and 2014, respectively. The weighted average contractual life of the options exercisable and expected to be exercisable at May 31, 2016 was 4.08 years.

    Options to purchase 2,390,000, 2,189,000 and 1,892,000 shares were exercisable at May 31, 2016, 2015 and 2014, respectively. These exercisable options had weighted average exercise prices of $3.69, $1.43 and $1.22 as of May 31, 2016, 2015 and 2014, respectively.

    During the fiscal year ended May 31, 2016, RSUs were granted to an employee for 35,000 shares. The market value on the date of the grant was $2.16 per share. The RSUs are performance based and immediately vest upon attainment of goals established and have a term of one year. The 35,000 RSUs were outstanding and fully vested at May 31, 2016. The intrinsic value of the outstanding RSUs at May 31, 2016 was $35,000. There were no RSUs granted during fiscal 2015 or 2014.

11. EMPLOYEE BENEFIT PLANS:

EMPLOYEE STOCK OWNERSHIP PLAN:

    The Company has a non-contributory, trusteed employee stock ownership plan for full-time employees who have completed three consecutive months of service and for part-time employees who have completed one year of service and have attained an age of 21. The Company can contribute either shares of the Company’s stock or cash to the plan. The contribution is determined annually by the Company and cannot exceed 15% of the annual aggregate salaries of those employees eligible for participation in the plan. On May 31, 2007, the Company converted the Aehr Test Systems Employee Stock Bonus Plan into the Aehr Test Systems Employee Stock Ownership Plan (the “Plan”). The stock bonus plan was converted to an employee stock ownership plan (“ESOP”) to enable the Plan to better comply with changes in the law regarding Company stock. Individuals’ account balances vest at a rate of 20% per year commencing upon completion of two years of service. Non-vested balances, which are forfeited following termination of employment, are allocated to the remaining employees in the Plan. Under the Plan provisions, each employee who reaches age fifty-five (55) and has been a participant in the Plan for ten years will be offered an election each year to direct the transfer of up to 25% of his/her ESOP account to the employee self-directed account in the Savings and Retirement Plan. For anyone who met the above prerequisites, the first election to diversify holdings was offered after May 31, 2008. In the sixth year, employees will be able to diversify up to 50% of their ESOP accounts. Contributions of $60,000 per year were authorized for the plan during fiscal 2016, 2015 and 2014. The contribution amounts are recorded as compensation expense, in the period authorized and included in accrued expenses, in the period authorized. Contributions of 25,000 shares were made to the ESOP during fiscal 2016 for fiscal 2015. Contributions of 26,548 shares were made to the ESOP during fiscal 2015 for fiscal 2014. Contributions of 41,666 shares were made to the ESOP during fiscal 2014 for fiscal 2013. The contribution for fiscal 2016 will be made in fiscal 2017. Shares held in the ESOP are included in the EPS calculation.

401(K) PLAN:

    The Company maintains a defined contribution savings plan (the “401(k) Plan”) to provide retirement income to all qualified employees of the Company. The 401(k) Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan is funded by voluntary pre-tax contributions from employees. Contributions are invested, as directed by the participant, in investment funds available under the 401(k) Plan. The Company is not required to make, and did not make, any contributions to the 401(k) Plan during fiscal 2016, 2015 and 2014.

EMPLOYEE STOCK PURCHASE PLAN:

    In October 2006, the Company’s shareholders approved the 2006 Employee Stock Purchase Plan, or 2006 Purchase Plan. The 2006 Purchase Plan replaced the 1997 Employee Stock Purchase Plan which would have otherwise expired in 2007. A total of 1,150,000 shares of the Company’s common stock were reserved for issuance under the 2006 Purchase Plan. The 2006 Purchase Plan has consecutive, overlapping, twenty-four month offering periods. Each twenty-four month offering period includes four six month purchase periods. The offering periods generally begin on the first trading day on or after April 1 and October 1 each year. The first exercise date under the 2006 Purchase Plan was April 1, 2007. All employees who work a minimum of 20 hours per week and are customarily employed by the Company (or an affiliate thereof) for at least five months per calendar year are eligible to participate. Under the 2006 Purchase Plan, shares are purchased through employee payroll deductions at exercise prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of an offering period or the last day of the purchase period. If a participant’s rights to purchase stock under all employee stock purchase plans of the Company accrue at a rate which exceeds $25,000 worth of stock for a calendar year, such participant may not be granted an option to purchase stock under the 2006 Purchase Plan. The maximum number of shares a participant may purchase during a single purchase period is 3,000 shares. For the years ended May 31, 2016, 2015 and 2014, approximately 86,000, 87,000 and 120,000 shares of common stock, respectively, were issued under the plans. To date, 968,000 shares have been issued under the 2006 Purchase Plan.

12. OTHER (EXPENSE) INCOME, NET:

    Other (expense) income, net comprises the following (in thousands):

	Year Ended May 31,
	2016	2015	2014
Foreign exchange (loss) gain	$(19)	$194	$(47)
Other, net	3	17	(17)
	$(16)	$211	$(64)

13. SEGMENT INFORMATION:

    The Company operates in one reportable segment: the design, manufacture and marketing of advanced test and burn-in products to the semiconductor manufacturing industry.

    The following presents information about the Company’s operations in different geographic areas. Net sales are based upon ship-to location (in thousands).

	United
	States	Asia	Europe	Total
2016:
Net sales	$2,957	$10,228	$1,316	$14,501
Property and equipment, net	1,151	39	14	1,204

2015:
Net sales	$3,648	$4,943	$1,427	$10,018
Property and equipment, net	432	34	12	478

2014:
Net sales	$8,708	$7,453	$3,523	$19,684
Property and equipment, net	415	42	17	474

    The Company’s Japanese and German subsidiaries primarily comprise the foreign operations. Substantially all of the sales of the subsidiaries are made to unaffiliated Japanese or European customers. Net sales from outside the United States include those of Aehr Test Systems Japan K.K. and Aehr Test Systems GmbH.

14. RELATED PARTY TRANSACTIONS:

    Mario M. Rosati, one of the Company’s directors, is also a member of Wilson Sonsini Goodrich & Rosati, Professional Corporation, which has served as the Company’s outside corporate counsel and has received compensation at normal commercial rates for these services. At May 31, 2016, the Company had $111,000 payable to Wilson Sonsini Goodrich & Rosati.

15. COMMITMENTS AND CONTINGENCIES:

COMMITMENTS

    The Company leases most of its manufacturing and office space under operating leases. The Company entered into non-cancelable operating lease agreements for its United States manufacturing and office facilities and maintains equipment under non-cancelable operating leases in Germany. The Company’s principal administrative and production facilities are located in Fremont, California, in a 51,289 square foot building. The Company’s lease was renewed in November, 2014 and expires in June 2018. The Company has an option to extend the lease for an additional three year period at rates to be determined. The Company’s facility in Japan is located in a 418 square foot office in Tokyo under a cancellable lease which expires in June 2019. The Company also maintains a 1,585 square foot warehouse in Yamanashi under a lease which expires in November 2016. The Company leases a sales and support office in Utting, Germany. The lease, which began February 1, 1992 and expires on January 31, 2018, contains an automatic twelve months renewal, at rates to be determined, if no notice is given prior to six months from expiry. Under the lease agreements, the Company is responsible for payments of utilities, taxes and insurance.

    Minimum annual rentals payments under non-cancellable operating leases in each of the next five fiscal years and thereafter are as follows (in thousands):

Years Ending May 31,
2017	$488
2018	485
2019	39
2020	--
2021	--
Thereafter	--
Total	$1,012

    Rental expense for the years ended May 31, 2016, 2015 and 2014 was $499,000, $554,000 and $562,000, respectively.

    At May 31, 2016 and 2015, the Company had a $50,000 certificate of deposit held by a financial institution representing a security deposit for its United States manufacturing and office space lease. This amount is included in “Other Assets” on the consolidated balance sheets.

PURCHASE OBLIGATIONS

    The Company has purchase obligations to certain suppliers. In some cases the products the Company purchases are unique and have provisions against cancellation of the order. At May 31, 2016, the Company had $554,000 of purchase obligations which are due within the following 12 months. This amount does not include contractual obligations recorded on the consolidated balance sheets as liabilities.

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

16. SUBSEQUENT EVENTS

    On August 22, 2016 the Purchase Agreement was amended to extend the maturity date of the Convertible Notes to April 10, 2019, decrease the conversion price from $2.65 per share to $2.30 per share, decrease the forced conversion price from $7.50 per share to $6.51 per share, and allow for additional equity awards.

    On August 8, 2016 the Company entered into Common Stock Purchase Agreement with Semics Inc., a semiconductor test equipment provider that produces fully automatic wafer probe systems, to sell 200,000 shares of Aehr Test Systems common stock in consideration for an outstanding invoice of $323,000 for capital equipment.

17. SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

    The following tables (presented in thousands, except per share data) sets forth selected unaudited condensed consolidated statements of operations data for each of the four quarters of the fiscal years ended May 31, 2016 and 2015. The unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in the Company’s opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair statement of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period and should be read in conjunction with the audited consolidated financial statements of the Company’s and the notes thereto included elsewhere herein.

	Three Months Ended
	Aug. 31,	Nov. 30,	Feb. 29,	May 31,
	2015	2015	2016	2016
Net sales	$6,633	$4,620	$1,677	$1,571
Gross profit	$3,383	$1,691	$169	$(98)
Net income (loss)	$294	$(1,048)	$(2,975)	$(3,056)
Net income (loss) per share basic and diluted	$0.02	$(0.08)	$(0.23)	$(0.23)

	Three Months Ended
	Aug. 31,	Nov. 30,	Feb. 28,	May 31,
	2014	2014	2015	2015
Net sales	$3,558	$2,615	$2,027	$1,818
Gross profit	$1,610	$694	$852	$682
Net loss	$(907)	$(2,114)	$(1,726)	$(1,900)
Net loss per share basic and diluted	$(0.08)	$(0.18)	$(0.14)	$(0.15)

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

            Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control – Integrated Framework” (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of May 31, 2016. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

(c)
Changes in internal controls over financial reporting.

            There were no changes in our internal controls over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

    None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

    The names of the directors of the Company, ages as of May 31, 2016, and certain information about them are below:

Name of Nominee	Age	Position	Director Since
Rhea J. Posedel	74	Chairman	1977
Gayn Erickson	52	President and Chief Executive Officer	2012
Robert R. Anderson (1)(2)	78	Director	2000
William W.R. Elder (2)(3)	77	Director	1989
Mario M. Rosati	70	Director	1977(4)
John M. Schneider (1)(3)	49	Director	2014(5)
Howard T. Slayen (1)	69	Director	2008

(1) Member of the Audit Committee
(2) Member of the Compensation Committee
(3) Member of the Corporate Governance and Nominating Committee
(4) Mr. Rosati was a member of the Board of Directors from 1977 to September 2008 and then rejoined the Board of Directors in February 2009
(5) Mr. Schneider has been a member of the Board of Directors since December 2014.

    RHEA J. POSEDEL is a founder of the Company and has served as the Chairman of the Board of Directors since the Company’s inception in 1977. He also served as Executive Chairman of the Company from January 2012 to March 2013. Mr. Posedel served as Chief Executive Officer of the Company since the Company’s inception in 1977 until January 2012. From the Company’s inception through May 2000, Mr. Posedel also served as President of the Company. Prior to founding the Company, Mr. Posedel held various project engineering and engineering managerial positions at Lockheed Martin Corporation, Ampex Corporation, and Cohu, Inc. Mr. Posedel received a B.S. in Electrical Engineering from the University of California, Berkeley, an M.S. in Electrical Engineering from San Jose State University and an M.B.A. from Golden Gate University.

    Mr. Posedel brings to the Board of Directors senior leadership experience, industry and technical expertise, and a deep knowledge of the Company’s operations, strategy and vision.

    GAYN ERICKSON has served as President, Chief Executive Officer and member of the Board of Directors of the Company since January 2012. Prior to joining the Company, Mr. Erickson served as corporate officer, Senior Vice President and General Manager of Verigy Ltd.’s memory test business from February 2006 until October 2011. Prior to that, he was Vice President of Marketing and Sales for Agilent Technologies' Semiconductor Memory Test products. He has over 27 years of executive and general management, operations, marketing, sales and R&D program management experience, dating back to the late 1980s when he began his career in semiconductor test with Hewlett-Packard's Automated Test Group. Mr. Erickson received a B.S. in Electrical Engineering from Arizona State University.

    Mr. Erickson brings to the Board of Directors senior leadership experience, semiconductor test industry and technical expertise, and strategic business development experience.

    ROBERT R. ANDERSON has been a director of the Company since October 2000. Mr. Anderson currently is a director of MKS Instruments, Inc., a semiconductor components and equipment supplier. Mr. Anderson also serves as a director for Energetiq Technology, Inc., a private company. Mr. Anderson was co-founder, Chairman of the Board, Chief Financial Officer and Chief Operating Officer of KLA Instruments (KLAC), a supplier of process control and yield management solutions for the semiconductor and related nanoelectronics industries, from 1975 through 1994. Mr. Anderson is a graduate of Bentley University and served as a trustee of Bentley University from 1993 through 2004.

    Mr. Anderson brings to the Board of Directors a strong background in advising high-tech companies through his public company board experience. As the co-founder, Chief Financial Officer and Chief Operating Officer of a high-tech company, Mr. Anderson brings to the Board of Directors expertise in the semiconductor equipment industry, business development, mergers and acquisition and financing and senior management experience.

    DR. WILLIAM W. R. ELDER, OBE has been a director of the Company since 1989. From 1981 to 1996, Dr. Elder was the Chief Executive Officer of Genus, Inc., a semiconductor equipment company, and then again from 1998 until the company was acquired by AIXTRON AG in 2005. Dr. Elder retired from AIXTRON AG in December 2007. Dr. Elder received a B.S.I.E. and an honorary Doctorate Degree from the University of Paisley in Scotland.

    As President and Chief Executive Officer of a semiconductor equipment company, Dr. Elder brings to the Board of Directors senior leadership experience, strong industry knowledge and operations expertise.

    MARIO M. ROSATI was a director of the Company from 1977 to 2008, and then rejoined the Board of Directors in 2009. Mr. Rosati is a member of the law firm Wilson Sonsini Goodrich & Rosati, Professional Corporation, which he joined in 1971. Mr. Rosati is a director of Sanmina Corporation, a publicly-held electronics manufacturing services company, as well as several privately-held companies. Mr. Rosati received a B.A. from the University of California, Los Angeles and a J.D. from the University of California, Berkeley School of Law.

    As a senior partner in a major Silicon Valley based law firm, Mr. Rosati brings legal expertise in the oversight of legal and regulatory compliance, mergers and acquisitions and financing experience to the Board of Directors. Mr. Rosati also brings to the Board of Directors a strong background in advising high-tech companies through his public company board experience.

    JOHN M. SCHNEIDER has been a director of the Company since December 2014. Mr. Schneider has been the owner and President of PWA Real Estate and PWA Construction, since their creation in 2008 and 2014, respectively. Mr. Schneider was the owner, President and CEO of Private Wealth Advisors and PWA Securities, a SEC-registered Registered Investment Advisor and FINRA-registered Broker/Dealer since their creation in 2003 and 2008, respectively. In July 2015, Mr. Schneider sold his ownership position in both investment companies to his existing partner. He retains his role as a registered representative and investment advisor with them. Mr. Schneider is currently the owner and President of JMS Capital Group, LLC, which is a holding company encompassing JMS Wealth Services, PWA Construction (dba JMS Development) and PWA Real Estate (dba JMS Real Estate). Mr. Schneider graduated from the University of Pittsburgh with a Bachelor of Arts Degree in Economics, obtaining their "Honors in Economics" distinction. He is also a graduate of the College of Financial Planning in Denver, Colorado and is a Certified Financial Planner.

    As the founder of multiple investment companies, Mr. Schneider brings to the Board of Directors a strong expertise in business development, financing and investment activities. Mr. Schneider also brings to the Board of Directors a strong background in advising companies through his private company board experience.

    HOWARD T. SLAYEN has been a director of the Company since 2008. Since June 2001, Mr. Slayen has been providing independent financial consulting services to various organizations and clients. From October 1999 to May 2001, Mr. Slayen served as Executive Vice President and Chief Financial Officer of Quaartz Inc., a web-hosted communications company. From 1971 to September 1999, Mr. Slayen held various positions with PricewaterhouseCoopers/Coopers & Lybrand, including his last position as a Corporate Finance Partner. Mr. Slayen currently serves as a director for several non-profit organizations. Mr. Slayen received a B.A. from Claremont McKenna College and a J.D. from the University of California, Berkeley School of Law.

    As Vice President and Chief Financial Officer of a high-tech company, Corporate Finance Partner for a large international accounting firm and chair of the audit committee of two other public technology companies, Mr. Slayen brings to the Board of Directors senior leadership experience, expertise in accounting and financial reporting, financing and investing activities, and internal control and compliance. Mr. Slayen also brings to the Board of Directors a strong background in advising high-tech companies through his public company board experience.

Executive Officers

    The names of the executive officers of the Company, ages as of May 31, 2016, and certain information about them are below:

Name	Age	Position
Gayn Erickson	52	President and Chief Executive Officer
Kenneth B. Spink	55	Vice President of Finance and Chief Financial Officer
Mark D. Allison	60	Vice President of Worldwide Sales
Carl N. Buck	64	Vice President of Marketing
David S. Hendrickson	59	Vice President of Engineering
David Fucci	67	Vice President of Operations
Kunio Sano	60	President, Aehr Test Systems Japan K.K.

    GAYN ERICKSON See “Directors” above.

    KENNETH B. SPINK joined the Company in 2008 as Corporate Controller and was elected Vice President of Finance, Chief Financial Officer in September 2015. Mr. Spink has more than 30 years of accounting and finance experience in high tech, public accounting, leasing, service and construction industries. He was previously the Corporate Accounting Manager at Applied Materials and began his career with the accounting firm Deloitte. Mr. Spink received a B.S. in Business Administration from California State University, Hayward.

    MARK D. ALLISON joined the Company as Vice President of Worldwide Sales in August 2013. From October 2011 to August 2013, Mr. Allison operated Mark Allison Consulting, providing strategic planning and sales/marketing services to companies in the semiconductor and IT industries. From September 2006 to October 2011, Mr. Allison served as Vice President of Marketing at Verigy Ltd., a manufacturer of semiconductor test equipment. Prior to that, Mr. Allison held various sales, marketing, general management and test engineering positions at companies including Advantest, Integrated Measurement Systems, Megatest, Micron and Texas Instruments. Mr. Allison received his B.S.E.E. from the University of Notre Dame.

    CARL N. BUCK joined the Company as a Product Marketing Manager in 1983 and held various positions until he was elected Vice President of Engineering in November 1992, Vice President of Research and Development Engineering in November 1996, Vice President of Marketing in September 1997, Vice President of Contactor Business Group in May 2002, Vice President of Marketing and Contactor Business Group in October 2005, Vice President of Sales and Marketing in October 2011, and currently as Vice President of Marketing of the Company. From 1978 to 1983, Mr. Buck served as Product Marketing Manager at Intel Corporation, an integrated circuit and microprocessor company. Mr. Buck received a B.S.E.E. from Princeton University, an M.S. in Electrical Engineering from the University of Maryland and an M.B.A. from Stanford University.

    DAVID S. HENDRICKSON joined the Company as Vice President of Engineering in October 2000. From 1999 to 2000, Mr. Hendrickson served as Platform General Manager, and from 1995 to 1999 as Engineering Director and Software Director of Siemens Medical (formerly Acuson Corporation), a medical ultrasound products company. From 1990 to 1995, Mr. Hendrickson served as Director of Engineering and Director of Software of Teradyne Inc. (formerly Megatest Corporation), a manufacturer of semiconductor capital equipment. Mr. Hendrickson received a B.S. in Computer Science from Illinois Institute of Technology.

    DAVID FUCCI joined the Company as Vice President of Operations in June 2014. From February 2003 to May 2014, Mr. Fucci served as Vice President of Manufacturing Operations/Vice President of Quality & Compliance at DCG Systems, a leading provider of design-to-test solutions for the global semiconductor industry. DCG Systems was a division of Credence Systems Corporation, a provider of test solutions for the semiconductor industry, until 2008. Mr. Fucci was Director of Worldwide Operations/Supply Chain Management at Wireless Online, Inc. from 2000 to 2002. Prior to that, he was Senior Director of Manufacturing Operations for MicroTouch Systems. Mr. Fucci received his B.S.E.E. from the Northeastern University and an M.B.A. from Boston University.

    KUNIO SANO joined the Company as Vice President of New System Development, Aehr Test Systems Japan K.K., the Company's subsidiary in Japan, in June 1998 and was elected President, Aehr Test Systems Japan K.K. in January 2001. From 1991 to 1998, he served as Manager of the Development Engineering Department at Tokyo Electron Yamanashi Limited, a leading worldwide semiconductor equipment manufacturer. Prior to that, Mr. Sano held a development engineering position at TOKICO LTD. and test engineering and design positions at Oki Engineering Co., Ltd. Mr. Sano received a B.S.E.E. from Sagami Institute of Technology in Kanagawa, Japan.

Board Matters and Corporate Governance

Board Meetings and Committees

    The Board of Directors held a total of six meetings during the fiscal year ended May 31, 2016. No incumbent director during his period of service in such fiscal year attended fewer than 75% of the aggregate of all meetings of the Board of Directors and the committees of the Board upon which such director served.

    The Board of Directors has three committees: the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee.

    The Audit Committee currently consists of directors Messrs. Slayen, Anderson and Schneider, each of whom is an independent member of the Board of Directors, as defined by the Nasdaq director independence standards, as well as applicable SEC rules, as currently in effect. The Audit Committee held four meetings during fiscal year 2016. More information regarding the functions performed by the Committee is set forth in the section entitled “Report of the Audit Committee.” The Audit Committee is governed by a written charter approved by the Board of Directors. A copy of the Audit Committee charter is available on the Company’s website at www.aehr.com under the heading “Investors” and the subheading “Investor Relations.” The Board of Directors has determined that Mr. Slayen is an audit committee financial expert as defined by the rules of the SEC.

    The Compensation Committee of the Board of Directors currently consists of Messrs. Anderson and Elder, each of whom is an independent member of the Board of Directors, as defined by the Nasdaq director independence standards, as well as applicable SEC rules, as currently in effect. The Compensation Committee held one meeting during fiscal year 2016. The Compensation Committee reviews and advises the Board of Directors regarding all forms of compensation to be provided to the officers, employees, directors and consultants of the Company. The Compensation Committee is governed by a written charter approved by the Board of Directors. The Company maintains a copy of the Compensation Committee charter on its website at www.aehr.com under the heading “Investors” and the subheading “Investor Relations.” More information regarding the Compensation Committee’s processes and procedures can be found herein in the section entitled “Compensation Discussion and Analysis.”

    The Corporate Governance and Nominating Committee of the Board of Directors currently consists of Messrs. Elder and Schneider, each of whom is an independent member of the Board of Directors, as defined by the Nasdaq director independence standards, as well as applicable SEC rules, as currently in effect. The Corporate Governance and Nominating Committee reviews and makes recommendations to the Board of Directors regarding matters concerning corporate governance; reviews the composition and evaluates the performance of the Board of Directors; selects, or recommends for the selection of the Board of Directors, director nominees; evaluates director compensation; reviews the composition of committees of the Board of Directors and recommends persons to be members of such committee; and reviews conflicts of interest of members of the Board of Directors and corporate officers. The Corporate Governance and Nominating Committee is governed by a written charter approved by the Board of Directors. The Corporate Governance and Nominating Committee of the Board of Directors did not hold any meetings during the fiscal year ended May 31, 2016. The Company maintains a copy of the Corporate Governance and Nominating Committee charter on its website at www.aehr.com under the heading “Investors” and the subheading “Investor Relations.”

Shareholder Recommendations

    The policy of the Board of Directors is to consider properly submitted shareholder recommendations for candidates for membership on the Board as described below under “Identifying and Evaluating Nominees for Directors.” In evaluating such recommendations, the Board of Directors seeks to achieve a balance of knowledge, experience and capability on the Board and to address the membership criteria set forth under “Director Qualifications” below. Any shareholder recommendations proposed for consideration by the Board of Directors should include the candidate’s name and qualifications for Board membership and should be addressed to:

Aehr Test Systems
400 Kato Terrace
Fremont, CA 94539
Attn: Secretary

Director Qualifications

    Members of the Board should have the highest professional and personal ethics and values, consistent with the Company’s Code of Conduct and Ethics adopted by the Board. They should have broad experience at the policy-making level in business. They should be committed to enhancing shareholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties. Each director must represent the interests of all shareholders.

Identifying and Evaluating Nominees for Directors

    The Board of Directors utilizes a variety of methods for identifying and evaluating nominees for director. The Board of Directors periodically assesses the appropriate size of the Board, and whether any vacancies on the Board are expected due to retirement or otherwise. In the event that vacancies are anticipated, or otherwise arise, the Board of Directors considers various potential candidates for director. Candidates may come to the attention of the Board of Directors through current Board members, professional search firms, shareholders or other persons. These candidates are evaluated at regular or special meetings of the Board of Directors, and may be considered at any point during the year. As described above, the Board of Directors considers properly submitted shareholder recommendations for candidates for the Board. Following verification of the shareholder status of persons proposing candidates, any recommendations are aggregated and considered by the Board of Directors at a regularly scheduled meeting prior to the issuance of the proxy statement for the Company’s annual meeting. If any materials are provided by a shareholder in connection with the recommendation of a director candidate, such materials are forwarded to the Board of Directors. The Board of Directors may also review materials provided by professional search firms or other parties in connection with a candidate who is not recommended by a shareholder. In evaluating such recommendations, the Board of Directors seeks to achieve a balance of knowledge, experience and capability on the Board.

    The Company seeks board members whose background, skills and experience will best assist the Company in the oversight of its business and operations. This includes understanding of and experience in manufacturing, technology, finance, and legal and regulatory compliance. Senior leadership experience and public company board experience are two of the key qualities evaluated when considering nominees for the Company’s Board of Directors. A goal of the nomination process is for the Board of Directors to be comprised of directors with a diverse set of skills and experience to provide oversight and advice concerning the Company’s current business and growth strategies.

    The Board of Directors has determined that each of its current directors, except for Rhea J. Posedel, the Company’s Chairman, and Gayn Erickson, the Company’s President and Chief Executive Officer, is independent within the meaning of the Nasdaq director independence standards, as well as applicable SEC rules, as currently in effect.

Annual Meeting Attendance

    Although the Company does not have a formal policy regarding attendance by members of the Board at the Company’s annual meetings of shareholders, directors are encouraged to attend annual meetings of the Company’s shareholders.

Code of Conduct and Ethics

    The Board of Directors has adopted a Code of Conduct and Ethics for all directors, officers and employees of the Company, which includes the Chief Executive Officer, Chief Financial Officer and any other principal accounting officer. The Code of Conduct and Ethics may be found on the Company’s website at www.aehr.com under the heading “Investors” and the subheading “Investor Relations.” The Company will disclose any amendment to the Code of Conduct and Ethics or waiver of a provision of the Code of Conduct and Ethics, including the name of the officer to whom the waiver was granted, on the Company’s website at www.aehr.com under the heading “Investors” and the subheading “Investor Relations.”

Board Leadership Structure and Role in Risk Oversight

    The Board of Directors maintains a structure that currently separates the positions of Chairman of the Board of Directors and Chief Executive Officer with Rhea J. Posedel currently serving in the position of Chairman of the Board of Directors and Gayn Erickson currently serving in the position of Chief Executive Officer of the Company, and with an Audit Committee, Corporate Governance and Nominating Committee and Compensation Committee for oversight of specific areas of responsibility. The Company believes that this structure is appropriate and allows for efficient and effective oversight, given the Company’s relatively small size (both in terms of number of employees and in scope of operational activities directly conducted by the Company) and its corporate strategy. The Board of Directors does not have a lead independent director nor does the Board have a specific role in risk oversight of the Company. The Chairman of the Board, Chief Executive Officer, the Committees of the Board and, as needed, other executive officers and employees of the Company provide the Board of Directors with information regarding the Company’s risks. The Board of Directors, or the Committee with special responsibility for oversight of the area implicated by the highlighted risks, then uses this information to perform its oversight role and inform its decision making with respect to such areas of risk.

Communications with the Board

    The Company does not have a formal policy regarding shareholder communication with the Board of Directors. However, shareholders may communicate with the Board by submitting a letter to the attention of the Chairman of the Board, c/o Aehr Test Systems, 400 Kato Terrace, Fremont, CA 94539. Communication received in writing will be collected, organized and processed by the Chairman of the Board who will distribute the communications to the members of the Board of Directors, as appropriate, depending on the facts and circumstances outlined in the communication received.

Item 11. Executive Compensation

Compensation Discussion and Analysis

General Philosophy

    The Company compensates the Company’s executive officers through a combination of base salary, cash bonus and equity compensation designed to be competitive with comparable companies. The Company’s primary objectives of the overall executive compensation program are to attract, retain, motivate and reward Company executive officers while aligning their compensation with the achievements of key business objectives and maximization of shareholder value.

The Company’s compensation programs are designed to:
1. reward executive officers for performance and link executive compensation to the creation of shareholder value through the use of performance and equity-based compensation;
2. attract, retain and motivate highly qualified executive officers by compensating them at a level that is competitive with other companies in similar industries;
3. share the risks and rewards of the Company’s business with the Company’s executive officers; and
4. maximize long-term shareholder returns by utilizing compensation funds in a cost-effective manner.

    To achieve these objectives, the Company has implemented and maintains compensation plans that tie a significant portion of executive officers’ overall compensation to the Company’s financial performance and common stock price. In determining the compensation for the Company’s executive officers, the Company considers a number of factors, including information regarding comparably sized companies in the semiconductor equipment and materials industries in the United States. The Company also considers the level of the executive officer, the geographical region in which the executive officer resides and the executive officer’s overall performance and contribution to the Company. The compensation packages provided by the Company to its executive officers, including the named executive officers, include both cash-based and equity-based compensation. A component of these compensation packages is linked to the performance of individual executive officers as well as Company-wide performance objectives. The Compensation Committee ensures that the total compensation paid to the Company’s executive officers is competitive and consistent with the Company’s compensation philosophy and corporate governance guidelines. The Compensation Committee relies upon Company employees, personal knowledge of semiconductor equipment industry compensation practices, compensation data in SEC filings, and national and regional compensation surveys to provide information and recommendations to establish specific compensation packages for executive officers.

Role of Compensation Committee

    The Company’s executive officer compensation program is overseen and administered by the Compensation Committee. The Compensation Committee reviews and advises the Board of Directors regarding all forms of compensation to be provided to the executive officers of the Company. The Compensation Committee is appointed by the Company’s Board of Directors, and consists of Messrs. Anderson and Elder, each of whom is an “outside director” for purposes of Section 162(m) of the Internal Revenue Code and a “non-employee director” for purposes of Rule 16b-3 under the Exchange Act.

    The Company’s Compensation Committee has primary responsibility for ensuring that the Company’s executive officer compensation and benefit program is consistent with the Company’s compensation philosophy and corporate governance guidelines and for determining the executive compensation packages offered to the Company’s executive officers.

    The Compensation Committee is responsible for:

1. determining the specific executive officer compensation methods to be used by the Company and the participants in each of those specific programs;
2. determining the evaluation criteria and timelines to be used in those programs;
3. determining the processes that will be followed in the ongoing administration of the programs; and
4. determining their role in the administration of the programs.

    Many of the actions take the form of recommendations to the full Board of Directors where final approval, rejection or redirection may occur. The Compensation Committee is responsible for administering the compensation programs for all Company executive officers. The Compensation Committee has delegated the responsibility of administering the compensation programs for all other Company employees to the Company's officers.

Elements of Compensation

    In structuring the Company’s compensation program, the Compensation Committee seeks to select the types and levels of compensation that will further its goals of rewarding performance, linking executive officer compensation to the creation of shareholder value, attracting and retaining highly qualified executive officers and maximizing long-term shareholder returns.

    The Company designs base salary to provide the essential reward for an executive officer’s work. Once base salary levels are initially determined, increases in base salary are provided to recognize an executive officer’s specific performance achievements.

    The Company utilizes equity-based compensation, including stock options and restricted stock units, to ensure that the Company has the ability to retain executive officers over a longer period of time, and to provide executive officers with a form of reward that aligns their interests with those of the Company’s shareholders. Executive officers whose skills and results the Company deems to be critical to the Company’s long-term success are eligible to receive higher levels of equity-based compensation.

    The Company also utilizes various forms of performance-based compensation, including cash bonuses and commissions that allow the Company to remain competitive with other companies while providing additional compensation for an executive officer’s outstanding results and for the achievement of corporate objectives.

    Core benefits, such as the Company’s basic health benefits, 401(k) program, Employee Stock Ownership Plan, or ESOP, and life insurance, are designed to provide support to executive officers and their families.

    Currently, the Company uses the following executive officer compensation vehicles:

● Cash-based programs: base salary, annual bonus plan and a revenue commission plan; and
● Equity-based programs: The 2006 Equity Incentive Plan, the 2006 Employee Stock Purchase Plan, or ESPP, and the ESOP.

    These programs apply to all executive level positions, except for the revenue commission plan, which only applies to Mark Allison, the Vice President of Worldwide Sales. Periodically, but at least once near the close of each fiscal year, the Compensation Committee reviews the existing plans and recommends those that should be used for the subsequent year.

    Consistent with the Company’s compensation philosophy, the Company has structured each element of the Company’s executive officer compensation program as described below.

Base Salary

    The Company creates a set of base salary structures that are both affordable and competitive in relation to the market. The Company determines the Company’s executive officer salaries based on job responsibilities and individual experiences. The Company monitors base salary levels within the market and makes adjustments to the Company’s structures as needed after considering the recommendations of management. The Company’s Compensation Committee reviews the salaries of the Company’s executive officers annually, and the Company’s Compensation Committee grants increases in salaries based on individual performance during the prior calendar year, provided that any increases are within the guidelines determined by the Compensation Committee for each position.

Annual Bonus

    The Company’s executive annual bonus plan provides for cash bonus awards, dependent upon attaining stated corporate objectives and personal performance goals. The Company’s executive officers are eligible to receive cash bonuses based upon the Company’s achievement of certain financial and performance goals set by the Compensation Committee. The Compensation Committee approves the performance criteria on an annual basis and these financial and performance goals typically have a one-year time horizon. The Compensation Committee believes that the practice of awarding incentive bonuses based on the achievement of performance goals furthers the Company’s goal of strengthening the connection between the interests of management and the Company’s shareholders.

    In fiscal 2016, the Company’s Compensation Committee determined the maximum eligible cash bonus levels for Gayn Erickson, the Company’s Chief Executive Officer, Gary L. Larson, former Chief Financial Officer, Kenneth B. Spink, current Chief Financial Officer, and David Fucci, Vice President of Operations were up to 80%, 40%, 40% and 40% of their base salaries, respectively. Carl Buck, the Company’s Vice President of Marketing was eligible to receive a maximum bonus of $50,000, and additional $10,000, depending upon performance against milestones. David S.

Hendrickson, the Company’s Vice President of Engineering was eligible to receive a maximum bonus of $70,000, depending upon performance against milestones. Kunio Sano, the President of Aehr Test Systems Japan K.K, or ATS-J, was eligible to receive a target bonus of $10,000 plus 1% of ATS-J revenues over target. Based on the corporate financial performance for the year, the Compensation Committee awarded no cash bonuses to the Company’s Chief Executive Officer, Chairman, Chief Financial Officer and Vice Presidents. The annual incentive bonus plan is discretionary, and the Compensation Committee may modify, suspend, eliminate or adjust the plan, the goals and the total or individual payouts at any time.

    In fiscal 2017, Gayn Erickson, the Company’s Chief Executive Officer, Kenneth B. Spink, Chief Financial Officer, Carl Buck, Vice President of Marketing and David Fucci, Vice President of Operations are eligible to receive a maximum cash bonus of up to 100%, 60%, 60% and 60%, respectively of their base salaries depending on Company performance. David S. Hendrickson, the Company’s Vice President of Engineering is eligible to receive a maximum bonus of $50,000, depending upon performance against milestones. Kunio Sano, the President of ATS-J, is eligible to receive a target bonus of $10,000 plus 1% of ATS-J revenues over target.

Revenue Commission

    During fiscal 2016 and 2017, Mark Allison, the Vice President of Worldwide Sales was and will be eligible to receive revenue commission based on achievement of revenue objectives or quotas. Mark Allison receives a standard commission for revenue up to 100% of quota and accelerated commissions based on revenue above quota. Commissions are considered earned at the time of revenue recognition and are paid after the close of the quarter of revenue recognition.

    Under this plan, Mark Allison, the Vice President of Worldwide Sales earned $38,367 in fiscal 2016 and was paid $34,135 during fiscal 2016. The remaining $4,232 earned in fiscal 2016 was paid to Mark Allison in fiscal 2017. Commissions earned by Mark Allison in fiscal 2016 are included in the annual compensation salary column in the Summary Compensation Table in “Item 11. Executive Compensation” on page 60.
.
Equity Compensation

    The Company awards equity compensation to the Company’s executive officers based on the performance of the executive officer and guidelines related to each executive officer’s position in the Company. The Company determines the Company’s equity compensation guidelines based on information derived from the Company’s experience with other companies and, with respect to the Company’s executive officers, informal surveys of companies in the Company’s industry. The Company typically bases awards to newly hired executive officers and for continuing executive officers on these guidelines as well as an executive officer’s performance for the prior fiscal year. The Company evaluates each executive officer’s awards based on the factors described above and competitive practices in the Company’s industry. The Company believes that stock option ownership is an important factor in aligning corporate and individual goals. The Company utilizes equity-based compensation, including stock options, to encourage long-term performance with corporate performance and extended executive officer tenure producing potentially significant value.

    The Company’s Compensation Committee generally grants stock options and restricted stock units to executive officers. Such grants are typically made at the first meeting of the Board of Directors held each fiscal year. The Company believes annual awards at this time allow the Compensation Committee to consider a number of factors related to the option award decisions, including corporate performance for the prior fiscal year, executive officer performance for the prior fiscal year and expectations for the upcoming fiscal year. With respect to newly hired executive officers, the Company’s standard practice is to make stock option grants effective on or shortly after the executive officer’s hire date. The Company does not plan or time the Company’s stock option grants in coordination with the release of material non-public information for the purpose of affecting the value of executive officer compensation.

    The criteria for determining the appropriate salary level, bonus and stock option grants for each of the executive officers include: (a) Company performance as a whole; (b) business unit performance (where appropriate); and (c) individual performance. Company performance and business unit performance are measured against both strategic and financial goals. Examples of these goals are to obtain operating profit, revenue growth, and timely new product introduction. Individual performance is measured to specific objectives relevant to the executive officer’s position and a specific time frame.

    These criteria are usually related to a fiscal year time period, but may, in some cases, be measured over a shorter or longer time frame.

    The processes used by the Compensation Committee include the following steps:

1.    The Compensation Committee periodically reviews information comparing the Company’s compensation levels to other companies in similar industries, other leading companies (regardless of industry) and competitors. Primarily, personal knowledge of semiconductor equipment industry compensation practices, compensation data in SEC filings, and national and regional compensation surveys are used.
2.    At or near the start of each evaluation cycle, the Compensation Committee meets with the Chief Executive Officer to review, revise as needed, and agree on the performance objectives set for the other executive officers. The Chief Executive Officer and Compensation Committee jointly set the Company objectives to be used. The business unit and individual objectives are formulated jointly by the Chief Executive Officer and the specific individual. The Compensation Committee also, with the Chief Executive Officer, jointly establishes and agrees on respective performance objectives of each executive officer.
3.    Throughout the performance cycle review, feedback is provided by the Chief Executive Officer, the Compensation Committee and the Board of Directors, as appropriate.
4.    At the end of the performance cycle, the Chief Executive Officer evaluates each other executive officers’ relative success in meeting the performance goals. The Chief Executive Officer makes recommendations on salary, bonus and stock options, utilizing the comparative results as a factor. Also included in the decision criteria are subjective factors such as teamwork, leadership contributions and ongoing changes in the business climate. The Chief Executive Officer reviews the recommendations and obtains Compensation Committee approval.
5.    The final evaluations and compensation decisions are discussed with each executive officer by the Chief Executive Officer or Compensation Committee, as appropriate.

    In fiscal 2016, the Company granted a total of 127,500 RSUs and options to purchase shares of the Company’s common stock of which a total of 64,000 RSUs and options were granted to the Company’s executive officers, representing 50.2% of all RSUs and options granted in fiscal 2016. The Company’s Compensation Committee does not apply a formula for allocating stock options to executive officers. Instead, the Company’s Compensation Committee considers the role and responsibilities of the executive officers, competitive factors, the non-equity compensation received by the executive officers and the total number of options to be granted in the fiscal year.

Other Benefits

    Executive officers are eligible to participate in all of the Company’s employee benefit plans, such as medical, dental, group life, disability, and accidental death and dismemberment insurance, the Company’s 401(k) plan, the Company’s 2006 Equity Incentive Plan, ESOP, and ESPP. The executive officers participate on the same basis as other employees, except that the company made payments for a supplemental insurance to cover the uninsured out-of-pocket amounts related to healthcare for the executive officers. Other than these payments, there were no other special benefits or perquisites provided to any executive officer in fiscal 2016. During fiscal 2016, the Company made payments for health and life insurance premiums and medical costs as reflected in the Summary Compensation Table on page 60 under the “All Other Compensation” column. The Company does not maintain any pension plan, retirement benefit or deferred compensation arrangement other than the Company’s 401(k) plan and ESOP. The Company is not required to make contributions to the 401(k) plan and did not make any during fiscal 2016. During fiscal 2016, the Company contributed $60,000 to the Company’s ESOP.

    The Company entered into Change of Control Severance Agreements on January 24, 2001 with Mr. Carl N. Buck, and Mr. David S. Hendrickson; on September 7, 2011 with Mr. Kunio Sano; on January 3, 2012 with Mr. Gayn Erickson; on August 12, 2013 with Mr. Mark Allison; on June 2, 2014 with Mr. David Fucci; and on September 9, 2015 with Mr. Kenneth B. Spink; pursuant to which those executives would be entitled to a payment in the event of a termination of employment for specified reasons following a change of control of the Company. For this purpose, a change of control of the Company means a merger or consolidation of the Company, a sale by the Company of all or substantially all of its assets, the acquisition of beneficial ownership of a majority of the outstanding voting securities of the Company by any person or a change in the composition of the Board as a result of which fewer than a majority of the directors are incumbent directors. Termination of employment for purposes of these agreements means a discharge of the executive officer by the Company, other than for specified causes including dishonesty, conviction of a felony, misconduct or wrongful acts. Termination also includes resignation following the occurrence of an adverse change in the executive officer’s position, duties, compensation or work conditions. The amounts payable under the agreements will change from year to year based on the executive’s compensation.

    In the event of a termination following a change of control, the amounts payable to Messrs. Allison, Buck, Erickson, Fucci, Hendrickson, Sano, and Spink based on their base salaries at May 31, 2016, would be approximately $96,000, $92,000, $444,000, $101,000, $136,000, $77,000 and $150,000, respectively. In addition to the amounts payable to the executive officers mentioned in the previous sentence, the aggregate values of the acceleration of vesting of the executive officers’ unvested stock options based on the spread between the closing price of the Company’s common stock on May 31, 2016 (the last business day of the last fiscal year) of $1.01 and the exercise price of the stock options would be zero for all executive officers.

Compensation of the Chief Executive Officer

    The Compensation Committee used the same compensation policy described above for all executive officers to determine the compensation for Mr. Gayn Erickson, the Company’s Chief Executive Officer, in fiscal year 2016. In setting both the cash-based and the equity-based elements of Mr. Erickson’s compensation, the Compensation Committee considered the company’s performance, competitive forces taking into account Mr. Erickson’s experience and knowledge, and Mr. Erickson’s leadership in achieving the Company’s long-term goals. During fiscal year 2016, Mr. Erickson received restricted stock units under the Company’s 2006 Equity Incentive Plan for 35,000 shares, which vest subject to the achievement of a performance condition. This performance condition was met in fiscal year 2016. The Compensation Committee believes Mr. Erickson’s fiscal year 2016 compensation was fair relative to the Company’s performance and Mr. Erickson’s individual performance and leadership, and that it rewards him for this performance and will serve to retain him as a key employee.

Policy on Deductibility of Compensation

    The Company is required to disclose the Company’s policy regarding qualifying executive compensation for deductibility under Section 162(m) of the Internal Revenue Code of 1986, as amended, which provides that, for purposes of the regular income tax, the otherwise allowable deduction for compensation paid or accrued with respect to the executive officers of a publicly-held company, which is not performance-based compensation, is limited to no more than $1 million per year. It is not expected that the compensation to be paid to the Company’s executive officers for fiscal 2016 will exceed the $1 million limit per officer; however, to the extent such compensation to be paid to such executive officers exceeds the $1 million limit per officer, such excess will be treated as performance-based compensation.

Compensation of Executive Officers

    The following table shows information concerning compensation awarded to, earned by or paid for services to the Company in all capacities during the fiscal years ended May 31, 2016, 2015 and 2014 by the Company’s Chief Executive Officer, Chairman, Chief Financial Officer and each of the three other most highly compensated executive officers with annual compensation in excess of $100,000 for the fiscal years ended May 31, 2016, 2015 and 2014.

Summary Compensation Table

	Fiscal			Stock	Option	All Other Compensation
Name and Principal Position	Year	Salary (1)	Bonus (2)	Awards	Awards (3)	(4)	Total
Gayn Erickson	2016	$273,192	--	$75,600	$125,148	$34,061(5)	$508,001
President and Chief Executive	2015	$275,018	--	--	$202,053	$26,517	$503,588
Officer	2014	$230,702	$4,384	--	$75,206	$27,754	$338,046

Kenneth B. Spink	2016	$173,983	--	--	$22,160	$12,237(6)	$208,380
Vice President of Finance and
Chief Financial Officer

Gary L. Larson	2016	$66,489	--	--	$22,281	$10,773(7)	$99,543
Former Vice President of Finance	2015	$192,964	--	--	$39,178	$12,269	$244,411
and Chief Financial Officer	2014	$179,155	$1,332	--	$30,141	$45,448	$256,076

David S. Hendrickson	2016	$232,149	--	--	$58,643	$42,154(8)	$332,946
Vice President of Engineering	2015	$232,149	--	--	$53,930	$38,793	$324,872
	2014	$210,972	$20,000	--	$44,377	$69,963	$345,312

Mark Allison (12)	2016	$219,574	--	--	$46,469	$15,215(9)	$281,258
Vice President of	2015	$207,630	--	--	$44,151	$7,224	$259,005
Worldwide Sales	2014	$202,633	--	--	$23,893	$25,158	$251,684

David Fucci	2016	$174,013	--	--	$40,833	$30,118(10)	$244,964
Vice President of Operations	2015	$162,635	--	--	$31,130	$22,799(11)	$216,564

(1)   The amounts in this column include any salary contributed by the named executive officer to the Company’s 401(k) plan.
(2)   Bonus amounts earned in fiscal 2014 were made under the Company’s executive bonus plan.
(3)   The amounts in this column represent the dollar amount recognized for financial statement reporting purposes computed in accordance with the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification 718, or ASC 718, “Compensation – Stock Compensation,” (formerly FASB Statement 123R). See Note 1 of the Notes to the Consolidated Financial Statements of the Company’s Annual Report on

        Form 10-K for the fiscal years ended May 31, 2016, 2015 and 2014 for assumptions used to estimate the fair value of options granted during fiscal years 2016, 2015 and 2014.
(4)   Consists of contributions made by the Company under its ESOP, health and life insurance premiums and medical costs paid by the Company during the fiscal years ended May 31, 2016, 2015 and 2014.
(5)   Includes health and life insurance premiums and medical costs paid by the Company in the amount of $31,180.
       (6)   Includes health and life insurance premiums and medical costs paid by the Company in the amount of $10,565.
(7)   Includes health and life insurance premiums and medical costs paid by the Company in the amount of $10,017.
(8)   Includes health and life insurance premiums and medical costs paid by the Company in the amount of $39,856.
(9)   Includes health and life insurance premiums and medical costs paid by the Company in the amount of $12,984.
(10) Includes health and life insurance premiums and medical costs paid by the Company in the amount of $28,448.
(11) Includes health and life insurance premiums and medical costs paid by the Company in the amount of $21,094.
(12) The amount shown in the Salary column for fiscal 2016 includes $38,367 in commissions earned in fiscal 2016.

Grants of Plan Based Awards in Fiscal 2016

    The following table provides information with regard to each grant of an award made to the persons named in the Summary Compensation Table during the fiscal year ended May 31, 2016.

				All Other	All Other
				Stock	Option
				Awards:	Awards:
	Estimated Future Payouts			Number of	Number of	Exercise	Grant Date
	Under Non-Equity			Shares of	Securities	Price of	Fair Value of
	Incentive Plan Awards (1)		Grant	Stock or	Underlying	Option	Stock Option
Name	Target ($)	Maximum ($)	Date	Units	Option # (2)	Awards ($) (3)	Awards ($)
Gayn Erickson	$110,007	$220,014	6/23/15	35,000(4)		--	$75,600

Kenneth B. Spink	$38,000	$76,000	9/9/15	--	29,000	$2.30	$41,827

Gary L. Larson	$41,787	$83,574		--	--	--	--

David S. Hendrickson	$70,000	$70,000		--	--	--	--

Mark Allison (5)	$--	$--		--	--	--	--

David Fucci	$34,800	$69,600		--	--	--	--

(1)   Reflects the target and maximum values of cash bonus award to the named executive officers in fiscal 2016. The cash bonus award amounts actually earned by the named executive officers in fiscal 2016 are shown in the Summary Compensation Table for fiscal 2016 under the heading “Annual Compensation, Bonus” refer to “Compensation Discussion and Analysis” above for a description of the cash bonus compensation.
(2)   The stock options granted in fiscal 2016 are generally exercisable starting one month after the date of grant, with 1/48th of the shares covered thereby becoming exercisable at that time and with an additional 1/48th of the total number of option shares becoming exercisable each month thereafter, with full vesting occurring on the fourth anniversary of the date of grant. These options generally expire seven years from the date of grant.
(3)   Options are granted at an  exercise price equal to the fair market value of the Company’s common stock, as determined by reference to the closing price reported by the Nasdaq Capital Market on the date of grant.
(4)   Mr. Erickson received restricted stock units under the Company’s 2006 Equity Incentive Plan for 35,000 shares which vest subject to the achievement of a performance condition. This performance condition was met in fiscal 2016.
(5)   Mr. Allison is eligible to receive revenue commission instead of a cash bonus award. Mr. Allison is eligible to receive $75,000 at the target worldwide consolidated revenues, plus 0.528% of worldwide consolidated revenues above target worldwide consolidated revenues.

Outstanding Equity Awards at Fiscal 2016 Year-End

    The following table presents certain information concerning the outstanding equity awards held as of May 31, 2016 by each named executive officer.

	Option Awards
	Number of Securities		Option	Option
	Underlying Unexercised Options (1)		Exercise	Expiration
Name	Exercisable	Unexercisable	Price (2)	Date (3)
Gayn Erickson	341,667	--	$0.5900	1/3/2019
	53,854	1,146	$1.2710	6/26/2019
	69,270	25,730	$1.2800	6/25/2020
	43,749	56,251	$2.7100	8/20/2021
	15,437	41,563	$2.1000	4/21/2022

Kenneth B. Spink	1.300	--	$1.2500	7/8/2018
	7,250	250	$1.2710	6/26/2016
	9,062	4,063	$1.2800	6/25/2020
	5,250	6,750	$2.7100	8/20/2021
	2,572	6,928	$2.1000	4/21/2022
	4,833	24,167	$2.3000	9/9/2022

David S. Hendrickson	40,000	--	$1.2500	7/8/2018
	39,166	834	$1.2710	6/26/2019
	54,687	20,313	$1.2800	6/25/2020
	24,609	31,641	$2.7100	8/20/2021
	6,770	18,230	$2.1000	4/21/2022

Mark Allison	58,437	26,563	$1.7300	8/12/2020
	15,312	19,688	$2.7100	8/20/2021
	5,416	14,584	$2.1000	4/21/2022

David Fucci	38,333	41,667	$2.2750	6/2/2021
	5,416	14,584	$2.1000	4/21/2022

(1)   Stock options outstanding are generally exercisable starting one month after the date of grant, and with an additional 1/48th of the total number of option shares becoming exercisable each month thereafter, with full vesting occurring on the fourth anniversary of the date of grant.
(2)   Options are granted at an exercise price equal to the fair market value of the Company’s common stock, as determined by reference to the closing price reported by the Nasdaq Capital Market on the date of grant.
(3)   These options generally expire either five or seven years from the date of grant.

Option Exercises and Stock Vested in Fiscal 2016

    During the fiscal year ended May 31, 2016, there were no options exercised by the persons named in the Summary Compensation Table.

Potential Payments Upon Termination or Change of Control

    The following table shows the potential payments upon termination or change of control for the persons named in the Summary Compensation Table as of May 31, 2016.

Involuntary
Termination not for
Named Executive Benefits and Payments	Cause Following a
Upon Termination:	Change of Control (1)
Gayn Erickson
Base salary	$412,500
Medical continuation	31,180

Kenneth B. Spink
Base salary	$142,500
Medical continuation	7,924

David S. Hendrickson
Base salary	$116,075
Medical continuation	19,928

Mark Allison
Base salary	$90,000
Medical continuation	6,492

David Fucci
Base salary	$87,000
Medical continuation	14,224

(1) A change of control of the Company means a merger or consolidation of the Company, a sale by the Company of all or substantially all of its assets, the acquisition of beneficial ownership of a majority of the outstanding voting securities of the Company by any person or a change in the composition of the Board as a result of which fewer than a majority of the directors are incumbent directors. Involuntary termination not for cause means a discharge of the executive by the Company, other than for specified causes including dishonesty, conviction of a felony, misconduct or wrongful acts, and also includes resignation following the occurrence of an adverse change in the executive officer’s position, duties, compensation or work conditions.

Director Compensation

    Rhea J. Posedel and Gayn Erickson, inside directors of the Company, do not receive any compensation for their services as members of the Board of Directors. An inside director is a director who is a regular employee of the Company, whereas an outside director is not an employee of the Company. Each outside director received (1) an annual retainer of $25,000 paid in quarterly installments, (2) $2,500 for each regular board meeting such member attended, and (3) $1,250 for each special telephonic board meeting such member attended. Committee members attending a committee meeting not held in conjunction with a regular board meeting received the following amounts: audit committee chair - $2,000; audit committee member - $1,500; compensation committee chair - $1,750; and other committee members - $1,250. Committee members attending a committee meeting held in conjunction with a regular board meeting received 50% of the amounts noted above for each respective committee member. Outside directors are also reimbursed for certain expenses incurred in attending board and committee meetings.

    Directors are also eligible to participate in the Company’s 2006 Equity Incentive Plan. On October 20, 2015, outside directors Robert Anderson, William Elder, Mario Rosati, John Schneider and Howard Slayen were each granted options to purchase 10,000 shares at $2.17 per share. All exercise prices are equal to the closing price of the Company’s common stock on the date of the grant as reported on the Nasdaq Capital Market.

    The following table sets forth the compensation paid by the Company during the fiscal year ended May 31, 2016 to the Company’s non-executive officer directors:

Director Compensation

Name	Year	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($) (2)	Total Compensation ($)
Rhea J. Posedel	2016	$95,389(3)	$31,994	--	$15,213	$142,596
Robert R. Anderson	2016	23,000	$31,329	--	--	$54,329
William W. R. Elder	2016	18,750	$29,376	--	--	$48,126
Mario M. Rosati	2016	18,750	$28,009	--	--	$46,759
John M. Schneider	2016	17,750	$39,564	--	--	$57,314
Howard T. Slayen	2016	24,000	$31,134	--	--	$55,134

(1) Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended May 31, 2016 in accordance with the provisions of FASB ASC 718. See Note 1 of the Notes to Consolidated Financial Statements regarding the assumptions underlying valuation of equity awards. Rhea Posedel was not granted any option award during fiscal 2016. The full grant date fair values of the awards granted in fiscal 2016 to outside directors Robert Anderson, William Elder, Mukesh Patel, Mario Rosati, John Schneider and Howard Slayen, computed in accordance with ASC 718, were equal to $13,391 each. At the end of fiscal 2016, the aggregate number of option awards outstanding for each director was as follows: 165,500 held by Rhea Posedel; 103,513 held by Robert Anderson; 157,622 held by William Elder, 173,254 held by Mario Rosati, 49,259 held by John Schneider and 189,298 held by Howard Slayen. Options granted generally vest at either one-sixth (1/6th), one-twelfth (1/12th) or one-forty-eighth (1/48th) of the shares each month after the date of grant, so long as the optionee remains a director of the Company.
(2) Includes health and life insurance premiums and medical costs paid by the Company in the amount of $14,429, and contributions made by the Company under its ESOP in the amount of $784.
(3) Reflects salary earned by Rhea Posedel in fiscal 2016 as an employee of the Company.

Compensation Committee Interlocks and Insider Participation

    The Compensation Committee consists of Messrs. Anderson and Elder. No interlocking relationship exists between the Company’s Board of Directors and Compensation Committee and the board of directors or compensation committee of any other company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,285,744(1)	$1.65	1,979,311
Equity compensation plans not approved by security holders	--	--	--
Total	3,285,744	$1.65	1,979,311

(1)
 Issued pursuant to the Company’s 2006 Equity Incentive Plan and 2006 Employee Stock Purchase Plan.

    The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of August 1, 2016, or some other practical date in cases of the principal shareholders, by: (i) each person (or group of affiliated persons) known to the Company to be the beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the Company’s executive officers named in the Summary Compensation Table appearing herein, and (iv) all directors and executive officers of the Company as a group:

	Shares Beneficially Owned(1)
Beneficial Owner	Number	Percent(2)
Directors and Named Executive Officers:
Rhea J. Posedel (3)	1,120,474	8.4%
Gayn Erickson (4)	883,347	6.4%
Robert R. Anderson (5)	791,060	5.9%
William W. R. Elder (6)	283,790	2.1%
Mario M. Rosati (7)	396,548	2.9%
John M. Schneider (8)	1,278,604	9.6%
Howard T. Slayen (9)	307,487	2.3%
Kenneth B. Spink (10)	36,726	*
David S. Hendrickson (11)	241,468	1.8%
Mark Allison (12)	97,839	*
David Fucci (13)	63,868	*
All Directors and Executive Officers as a group (13 persons) (14)	5,769,427	38.1%
Principal Shareholders:
QVT Financial LP (15) 1177 Avenue of the Americas, 9th Floor, New York, NY 10036	1,410,548(16)	9.6%

* Represents less than 1% of the Common Shares
(1)
Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated in the footnotes to this table, the persons and entities named in the table have represented to the Company that they have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Unless otherwise indicated, the address of each of the individuals listed in the table is c/o Aehr Test Systems, 400 Kato Terrace, Fremont, California 94539.
(2)
Percentage ownership is based on 13,331,965 shares of common stock outstanding on August 1, 2016. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of August 1, 2016 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(3)
Includes 991,289 shares held by the Rhea J. Posedel Family Trust, and 83,218 shares issuable upon the exercise of stock options exercisable within 60 days of August 1, 2016.
(4)
Includes 547,903 shares issuable upon the exercise of stock options exercisable within 60 days of August 1, 2016.
(5)
Includes 706,122 shares held by the Robert Anderson 2000 Revocable Trust, and 84,938 shares issuable upon the exercise of stock options exercisable within 60 days of August 1, 2016.
(6)
Includes 3,000 shares held by Derek S. Elder, Mr. Elder’s son, 111,800 shares held by William WR Elder & Gloria L S Elder, Trustees of the Elder Family Trust DTD 12/02/88, and 156,788 shares issuable upon the exercise of stock options exercisable within 60 days of August 1, 2016.
(7)
Includes 27,000 shares held by Mario M. Rosati and Douglas Laurice, trustees for the benefit of Mario M. Rosati, 151,016 shares held by Mario M. Rosati, Trustee of the Mario M. Rosati Trust, U/D/T dated 1/5/90, 22,500 shares held by WS Investment Company, LLC (2001A) for which Mr. Rosati is a general partner, 19,911 shares held by Mario M. Rosati and Danelle Storm Rosati, Trustees of the Rosati Family Trust U/D/T dated May 23, 1997, and 172,420 shares issuable upon the exercise of stock options exercisable within 60 days of August 1, 2016.
(8)
Includes 398,500 shares held by PWA Real Estate, LLC for which Mr. Schneider is an affiliate, 331,800 shares held by Private Wealth Adv 401K PSP for which Mr. Schneider is the owner, 305,176 shares held by Dharma Group Insurance Co for which Mr. Schneider is an affiliate, 14,860 shares held by Carla Frank for which Mr. Schneider is an advisor, and Mr. Schneider is the custodian for 7,925, 7,225, 3,775, and 810 shares held in custodial accounts for the benefit of Beatrice Schneider, Helena Schneider, Alexandria Schneider and Ava

         Schneider, respectively, and 39,987 shares issuable upon the exercise of stock options exercisable within 60 days of August 1, 2016.
(9)
  Includes 188,464 shares issuable upon the exercise of stock options exercisable within 60 days of August 1, 2016.
(10)
Includes 36,726 shares issuable upon the exercise of stock options exercisable within 60 days of August 1, 2016.
(11)
Includes 179,555 shares issuable upon the exercise of stock options exercisable within 60 days of August 1, 2016.
(12)
Includes 91,457 shares issuable upon the exercise of stock options exercisable within 60 days of August 1, 2016.
(13)
Includes 52,708 shares issuable upon the exercise of stock options exercisable within 60 days of August 1, 2016.
(14)
Includes 1,796,932 shares issuable upon the exercise of stock options exercisable within 60 days of August 1, 2016.
(15)
Includes 1,410,548 shares on Schedule 13G filed April 20, 2015 with the SEC by QVT Financial LP.
(16)
The shares are issuable upon conversion of outstanding Convertible Notes.

Item 13. Certain Relationships and Related Transactions

Review, Approval or Ratification of Transactions with Related Persons

    In its ordinary course of business, the Company enters into transactions with certain of its directors and officers. The Company believes that each such transaction has been on terms no less favorable for the Company than could have been obtained in a transaction with an independent third party. The Company’s policy is to require that any transaction with a related party that is required to be reported under applicable SEC rules, be reviewed and approved according to an established procedure. Such a transaction is reviewed and approved by the Company’s Audit Committee as required by the Audit Committee’s charter. We have not adopted specific standards for approval of these transactions, but instead we review each such transaction on a case by case basis.

Legal Counsel

    During fiscal 2016, Mr. Mario M. Rosati, a member of the Board of Directors of the Company, was also a member of the law firm of Wilson Sonsini Goodrich & Rosati, Professional Corporation, or WSGR. The Company retained WSGR as its legal counsel during the fiscal year. The Company plans to retain WSGR as its legal counsel again during fiscal 2017.

Item 14. Principal Accountant Fees and Services

    The following table sets forth the aggregate fees billed or to be billed by Burr Pilger Mayer, Inc. for the fiscal years ended May 31, 2016 and 2015:

DESCRIPTION OF SERVICES

	2016	2015
Total Audit Fees	$168,760	$165,457

    Audit Fees. Aggregate fees billed or to be billed for professional services rendered for the audit of the Company’s fiscal 2016 and fiscal 2015 annual consolidated financial statements and for the review of the condensed consolidated financial statements included in the Company’s quarterly reports during such periods and for the review of the Company’s Registration Statement on Form S-8.

    The Audit Committee pre-approves all audit and other permitted non-audit services provided by the Company’ independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is subject to a budget. The Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee has delegated the authority to grant pre-approvals to the committee chair, when the full Audit Committee is unable to do so. These pre-approvals are reviewed by the full Audit Committee at its next regular meeting. In fiscal 2016, all audit and non-audit services were pre-approved in accordance with the Company’s policy.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Report:

      1. Financial Statements

         See Index under Item 8.

      2. Financial Statement Schedule

               See Index under Item 8.

      3. Exhibits

               See Item 15(b) below.

(b) Exhibits

    The following exhibits are filed as part of or incorporated by reference into this Report:

Exhibit No.	Description
3.1(1)	Restated Articles of Incorporation of Registrant.
3.2(2)	Amended and Restated Bylaws of Registrant.
4.1(3)	Form of Common Stock certificate.
4.2(4)	Convertible Note Purchase and Credit Facility Agreement, dated April 10, 2015, by and among Aehr Test Systems, QVT Fund LP and Quintessence Fund L.P.
4.3	Form of 9.0% Convertible Secured Note due 2017 (included in Exhibit 4.2)
4.4	Form of 5.0% Secured Revolving Credit Note (included in Exhibit 4.2)
4.5(5)	Registration Rights Agreement, dated April 10, 2015, by and among Aehr Test Systems, QVT Fund LP and Quintessence Fund L.P.
10.1(6)	2006 Equity Incentive Plan.*
10.2(7)	2006 Employee Stock Purchase Plan.*
10.3(8)	Form of Indemnification Agreement entered into between Registrant and its directors and executive officers.*
10.5(9)	Form of Change of Control Agreement.*
10.6(10)	Lease dated August 3, 1999 for facilities located at Building C, 400 Kato Terrace, Fremont, California.
10.6.1(11)	First Amendment dated May 06, 2008 for facilities located at 400 Kato Terrace, Fremont, California.
10.6.2(12)	Second Amendment dated November 7, 2014 for facilities located at 400 Kato Terrace, Fremont, California.
10.10(13)	Offer Letter dated January 3, 2012, between the Company and Gayn Erickson.*
10.11(14)	Offer Letter dated March 5, 2013, between the Company and Rhea Posedel.*
10.12(15)	Change of Control Severance Agreement dated January 3, 2012, between the Company and Gayn Erickson.*
10.13(16)	Amended and Restated Change of Control Severance Agreement dated March 5, 2013, between the Company and Rhea J. Posedel.*
10.14(17)	Common Stock Purchase Agreement by and among the Company and the Investors (defined therein), dated as of March 15, 2013.
10.15(18)	Common Stock Purchase Agreement by and among the Company and the Investors (defined therein), dated as of November 24, 2014.
10.16(19)	Security Agreement, dated April 10, 2015, by and among Aehr Test Systems, QVT Fund LP and Quintessence Fund L.P.
10.17	Form of 2006 Equity Incentive Plan Stock Option Award Agreement.*
10.18	Form of 2006 Equity Incentive Plan Restricted Stock Unit Award Agreement.*
21.1	Subsidiaries of the Company.
23.1	Consent of Burr Pilger Mayer, Inc. - Independent Registered Public Accounting Firm (filed herewith).
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31.1	Certification Statement of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification Statement of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document
XBRL Taxonomy Extension Label Linkbase Document
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

(13) Incorporated by reference to Exhibit No. 10.1 previously filed with the Company's Current Report on Form 8-K filed January 9, 2012 (File No. 000-22893).

(14) Incorporated by reference to Exhibit No. 10.1 previously filed with the Company's Current Report on Form 8-K filed March 8, 2013 (File No. 000-22893).

(15) Incorporated by reference to Exhibit No. 10.3 previously filed with the Company's Current Report on Form 8-K filed January 9, 2012 (File No. 000-22893).

(16) Incorporated by reference to Exhibit No. 10.2 previously filed with the Company's Current Report on Form 8-K filed March 8, 2013 (File No. 000-22893).

(17) Incorporated by reference to Exhibit No. 10.1 previously filed with the Company's Current Report on Form 8-K filed March 20, 2013 (File No. 000-22893).

(18) Incorporated by reference to Exhibit No. 10.1 previously filed with the Company's Current Report on Form 8-K filed November 26, 2014 (File No. 000-22893).

(19) Incorporated by reference to Exhibit 10.1 previously filed with the Company’s Current Report on Form 8-K filed April 14, 2015 (File No. 000-22893).

* Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 29, 2016

AEHR TEST SYSTEMS

By:	/s/ GAYN ERICKSON
Gayn Erickson
PRESIDENT AND CHIEF EXECUTIVE OFFICER

POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gayn Erickson and Kenneth B. Spink, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GAYN ERICKSON	President, Chief Executive Officer, and Director (Principal Executive Officer)	August 29, 2016
Gayn Erickson

/s/ KENNETH B. SPINK	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	August 29, 2016
Kenneth B. Spink

/s/ RHEA J. POSEDEL	Chairman	August 29, 2016
Rhea J. Posedel

/s/ ROBERT R. ANDERSON	Director	August 29, 2016
Robert R. Anderson

/s/ WILLIAM W. R. ELDER	Director	August 29, 2016
William W. R. Elder

/s/ MARIO M. ROSATI	Director	August 29, 2016
Mario M. Rosati

/s/ JOHN M. SCHNEIDER	Director	August 29, 2016
John M. Schneider

/s/ HOWARD T. SLAYEN	Director	August 29, 2016
Howard T. Slayen