Form 10-Q
period 2016-08-31
AEHR TEST SYSTEMS
filed 2016-10-14
CIK 1040470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 2016

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

                                 Yes X      No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                                  Yes X      No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ---                                Accelerated filer  ---

Non-accelerated filer ---                                   Smaller reporting company X

(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes ___   No X

     Number of shares of the registrant’s common stock, $0.01 par value, outstanding as of September 30, 2016 was 16,356,481.

AEHR TEST SYSTEMS

FORM 10-Q

FOR THE QUARTER ENDED AUGUST 31, 2016

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	August 31,	May 31,
	2016	2016
		(1)
ASSETS
Current assets:
Cash and cash equivalents	$2,342	$939
Accounts receivable, net	1,774	522
Inventories	6,031	7,033
Prepaid expenses and other current assets	305	254

Total current assets	10,452	8,748

Property and equipment, net	789	1,204
Other assets	95	94

Total assets	$11,336	$10,046

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,906	1,413
Accrued expenses	1,372	1,553
Customer deposits and deferred revenue, short-term	2,724	1,714

Total current liabilities	6,002	4,680

Long-term debt, net of debt issuance costs	6,006	5,962
Deferred revenue, long-term	63	127

Total liabilities	12,071	10,769

Aehr Test Systems shareholders' deficit:
Common stock, $0.01 par value: Authorized: 75,000;
Issued and outstanding: 13,589 shares and 13,216 shares at August 31, 2016 and May 31, 2016, respectively	136	132
Additional paid-in capital	58,784	58,052
Accumulated other comprehensive income	2,245	2,237
Accumulated deficit	(61,879)	(61,124)

Total Aehr Test Systems shareholders' deficit	(714)	(703)
Noncontrolling interest	(21)	(20)

Total shareholders' deficit	(735)	(723)

Total liabilities and shareholders' deficit	$11,336	$10,046

(1)
The condensed consolidated balance sheet at May 31, 2016 has been derived from the audited consolidated financial statements at that date.

 The accompanying notes are an integral part of these
condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	August 31,
	2016	2015

Net sales	$5,318	$6,633
Cost of sales	3,112	3,250
Gross profit	2,206	3,383

Operating expenses:
Selling, general and administrative	1,716	1,845
Research and development	1,060	1,062
Total operating expenses	2,776	2,907

(Loss) income from operations	(570)	476

Interest expense	(178)	(135)
Other expense, net	(3)	(24)

(Loss) income before income tax expense	(751)	317

Income tax expense	(4)	(23)

Net (loss) income	(755)	294
Less: Net (loss) income attributable to the noncontrolling interest	--	--

Net (loss) income attributable to Aehr Test Systems common shareholders	$(755)	$294

Net (loss) income per share
Basic	$(0.06)	$0.02
Diluted	$(0.06)	$0.02

Shares used in per share calculations:
Basic	13,317	12,963
Diluted	13,317	13,814

The accompanying notes are an integral part of these
condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, unaudited)

	Three Months Ended
	August 31,
	2016	2015

Net (loss) income	$(755)	$294
Other comprehensive income, net of tax: Net change in cumulative translation adjustments	7	18

Total comprehensive (loss) income	(748)	312
Less: Comprehensive loss attributable to the noncontrolling interest	(1)	--

Comprehensive (loss) income, attributable to Aehr Test Systems common shareholders	$(747)	$312

The accompanying notes are an integral part of these
condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	August 31,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(755)	$294
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock-based compensation expense	319	319
Provision for doubtful accounts	20	19
Amortization of debt issuance costs	44	37
Depreciation and amortization	68	37
Changes in operating assets and liabilities:
Accounts receivable	(1,250)	(1,257)
Inventories	1,374	(156)
Prepaid expenses and other current assets	(52)	(201)
Accounts payable	713	1,113
Accrued expenses	(181)	505
Customer deposits and deferred revenue	946	(2,804)
Income taxes payable	(2)	(2)
Net cash provided by (used in) operating activities	1,244	(2,096)

Cash flows from investing activities:
Purchases of property and equipment	(21)	(21)
Net cash used in investing activities	(21)	(21)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee plans, net of taxes paid related to share settlement of equity awards	94	223
Net cash provided by financing activities	94	223

Effect of exchange rates on cash and cash equivalents	86	20

Net increase (decrease) in cash and cash equivalents	1,403	(1,874)

Cash and cash equivalents, beginning of period	939	5,527

Cash and cash equivalents, end of period	$2,342	$3,653

Supplemental disclosure of non-cash flow information:
Net change in capitalized share-based compensation	$--	$(20)
Fair value of common stock issued to settle accounts payable	$323	$--
Transfers of property and equipment to inventories	$372	$--

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

    In the opinion of management, the unaudited condensed consolidated financial statements for the interim periods presented have been prepared on a basis consistent with the May 31, 2016 audited consolidated financial statements and reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated financial position and results of operations as of and for such periods indicated. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2016. Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

    PRINCIPLES OF CONSOLIDATION. The condensed consolidated financial statements include the accounts of Aehr Test Systems and its subsidiaries (collectively, the "Company," "we," "us," and "our"). All significant intercompany balances have been eliminated in consolidation. For our majority owned subsidiary, Aehr Test Systems Japan K.K., we reflected the noncontrolling interest of the portion we do not own on our Condensed Consolidated Balance Sheets in Shareholders’ Deficit and in the Condensed Consolidated Statements of Operations.

    ACCOUNTING ESTIMATES. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used to account for sales and revenue allowances, the allowance for doubtful accounts, inventory valuations, income taxes, stock-based compensation expenses, and product warranties, among others. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates.

    SIGNIFICANT ACCOUNTING POLICIES. The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2016. There have been no changes in our significant accounting policies during the three months ended August 31, 2016.

2. STOCK-BASED COMPENSATION

    Stock-based compensation expense consists of expenses for stock options, restricted stock units, or RSUs, and employee stock purchase plan, or ESPP, purchase rights. Stock-based compensation cost for stock options and ESPP purchase rights are measured at each grant date, based on the fair value of the award using the Black-Scholes option valuation model, and is recognized as expense over the employee’s requisite service period. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different from those of publicly traded options. For RSUs, stock-based compensation cost is based on the fair value of the Company’s common stock at the grant date. All of the Company’s stock-based compensation is accounted for as an equity instrument. See Notes 10 and 11 in the Company’s Annual Report on Form 10-K for fiscal 2016 filed on August 29, 2016 for further information regarding the stock option plan and the ESPP.

    The following table summarizes the stock-based compensation expense related to the Company’s stock-based incentive plans for the three months ended August 31, 2016 and 2015 (in thousands):

	Three Months Ended
	August 31,
	2016	2015
Stock-based compensation in the form of employee stock options, RSUs and ESPP purchase rights, included in:
Cost of sales	$24	$22
Selling, general and administrative	247	238
Research and development	48	59
Total stock-based compensation	$319	$319

    As of August 31, 2016 and 2015, there were no stock-based compensation costs capitalized as part of inventory.

    During the three months ended August 31, 2016 and 2015, the Company recorded stock-based compensation related to stock options and RSUs of $279,000 and $286,000, respectively.

    As of August 31, 2016, the total compensation cost related to unvested stock-based awards under the Company’s 1996 Stock Option Plan and 2006 Equity Incentive Plan, but not yet recognized, was approximately $1,258,000, which is net of estimated forfeitures of $3,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.5 years.

    During the three months ended August 31, 2016 and 2015, the Company recorded stock-based compensation related to the ESPP of $40,000 and $33,000, respectively.

    As of August 31, 2016, the total compensation cost related to purchase rights under the ESPP but not yet recognized was approximately $98,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 1.1 years.

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

    Fair Value. The fair value of the Company’s stock options granted to employees for the three months ended August 31, 2016 were estimated using the following weighted average assumptions in the Black-Scholes option valuation model:

August 31,
2016

Expected term (in years)	4
Volatility	0.82
Expected dividend	$0.00
Risk-free interest rate	1.01%
Weighted average grant date fair value	$1.00

    There were no stock options granted to employees for the three months ended August 31, 2015.

    During the three months ended August 31, 2016, RSUs were granted for 138,000 shares. The market value on the date of the grant was $1.68 per share.

    There were no ESPP purchase rights granted to employees for the three months ended August 31, 2016 and 2015.

The following tables summarize the Company’s stock option and RSU transactions during three months ended August 31, 2016 (in thousands):

Available
Shares
Balance, May 31, 2016	1,847

Options granted	(318)
RSUs granted	(138)
Shares cancelled	46

Balance, August 31, 2016	1,437

   The following table summarizes the stock option transactions during the three months ended August 31, 2016 (in thousands, except per share data):

	Outstanding Options
		Weighted
	Number	Average	Aggregate
	of	Exercise	Intrinsic
	Shares	Price	Value
Balances, May 31, 2016	3,201	$1.66	$189

Options granted	318	$1.68
Options cancelled	(46)	$1.40
Options exercised	(91)	$1.32

Balances, August 31, 2016	3,382	$1.67	$2,694

Options fully vested and expected to vest at August 31, 2016	3,314	$1.67	$2,640
Options exercisable at August 31, 2016	2,379	$1.52	$2,235

    The options outstanding and exercisable at August 31, 2016 were in the following exercise price ranges (in thousands, except per share data):

	Options Outstanding			Options Exercisable
	at August 31, 2016			at August 31, 2016
Range of Exercise Prices	Number Outstanding Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.59-$0.97	565	2.57	$0.68	565	2.57	$0.68
$1.09-$1.40	1,039	3.03	$1.28	923	2.91	$1.28
$1.68-$2.06	548	5.88	$1.77	215	4.60	$1.90
$2.10-$2.71	1,230	5.20	$2.43	676	5.12	$2.45
$0.59-$2.71	3,382	4.21	$1.67	2,379	3.61	$1.52	$ 2,235

    The total intrinsic value of options exercised during the three months ended August 31, 2016 was $52,000. The total intrinsic value of options exercised during the three months ended August 31, 2015 was $60,000. The weighted average remaining contractual life of the options exercisable and expected to be exercisable at August 31, 2016 was 4.21 years.

3. EARNINGS PER SHARE

    Basic earnings per share is determined using the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined using the weighted average number of common shares and potential common shares (representing the dilutive effect of stock options, RSUs, and employee stock purchase plan shares) outstanding during the period using the treasury stock method.

    The following table presents the computation of basic and diluted net loss per share attributable to Aehr Test Systems common shareholders (in thousands, except per share data):

	Three Months Ended
	August 31,
	2016	2015

Numerator: Net (loss) income	$(755)	$294

Denominator for basic net (loss) income per share:
Weighted average shares outstanding	13,317	12,963

Shares used in basic net (loss) income per share calculation	13,317	12,963
Effect of dilutive securities	--	851

Denominator for diluted net (loss) income per share	13,317	13,814

Basic net (loss) income per share	$(0.06)	$0.02

Diluted net (loss) income per share	$(0.06)	$0.02

    For the purpose of computing diluted earnings per share, the weighted average number of potential common shares does not include stock options with an exercise price greater than the average fair value of the Company’s common stock for the period, as the effect would be anti-dilutive. In the three months ended August 31, 2016, potential common shares have not been included in the calculation of diluted net loss per share as the effect would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for this period are the same. Stock options to purchase 3,382,000 shares of common stock, RSUs for 74,000 shares and ESPP rights to purchase 304,000 ESPP shares were outstanding as of August 31, 2016 but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive. Stock options to purchase 1,371,000 shares of common stock and ESPP rights to purchase 175,000 ESPP shares were outstanding as of August 31, 2015, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive.

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

Level 3 - instrument valuations are obtained without observable market values and require a high level of judgment to determine the fair value.

    The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of August 31, 2016 (in thousands):

	Balance as of
	August 31, 2016	Level 1	Level 2	Level 3
Money market funds	$1	$1	$--	$--
Certificate of deposit	50	--	50	--
Assets	$51	$1	$50	$--

    The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of May 31, 2016 (in thousands):

	Balance as of
	May 31, 2016	Level 1	Level 2	Level 3
Money market funds	$1	$1	$--	$--
Certificate of deposit	50	--	50	--
Assets	$51	$1	$50	$--

    There were no financial liabilities measured at fair value as of August 31, 2016 and May 31, 2016.

    There were no transfers between Level 1 and Level 2 fair value measurements during the three months ended August 31, 2016 and May 31, 2016.

    The carrying amounts of financial instruments including cash, cash equivalents, receivables, accounts payable and certain other accrued liabilities, approximate fair value due to their short maturities. Based on the borrowing rates currently available to the Company for loans with similar terms, the carrying value of the debt approximates the fair value.

    The Company has, at times, invested in debt and equity of private companies, and may do so again in the future, as part of its business strategy.

5. ACCOUNTS RECEIVABLE, NET

Accounts receivable represents customer trade receivables and is presented net of allowance for doubtful accounts of $28,000 at August 31, 2016 and $8,000 at May 31, 2016. Accounts receivable are derived from the sale of products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies. The Company’s allowance for doubtful accounts is based upon historical experience and review of trade receivables by aging category to identify specific customers with known disputes or collection issues. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received.

6. INVENTORIES

    Inventories are comprised of the following (in thousands):
	August 31,	May 31,
	2016	2016
Raw materials and sub-assemblies	$2,802	$2,839
Work in process	2,970	4,151
Finished goods	259	43
	$6,031	$7,033

7. SEGMENT INFORMATION

    The Company operates in one reportable segment: the design, manufacture and marketing of advanced test and burn-in products to the semiconductor manufacturing industry.

    The following presents information about the Company’s operations in different geographic areas. Net sales are based upon ship-to location (in thousands).

	United
	States	Asia	Europe	Total
Three months ended August 31, 2016:
Net sales	$3,164	$1,910	$244	$5,318
Property and equipment, net	733	42	14	789

Three months ended August 31, 2015:
Net sales	$718	$5,381	$534	$6,633
Property and equipment, net	418	34	13	465

    The Company’s Japanese and German subsidiaries primarily comprise the foreign operations. Substantially all of the sales of the subsidiaries are made to unaffiliated Japanese or European customers. Net sales from outside the United States include those of Aehr Test Systems Japan K.K. and Aehr Test Systems GmbH.

    Sales to the Company’s five largest customers accounted for approximately 93% and 96% of its net sales for the three months ended August 31, 2016 and 2015, respectively. Three customers accounted for approximately 42%, 27% and 17% of the Company’s net sales in the three months ended August 31, 2016. Two customers accounted for approximately 67% and 11% of the Company’s net sales in the three months ended August 31, 2015. No other customers represented more than 10% of the Company's net sales for either of the three months ended August 31, 2016 and 2015.

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

    The following is a summary of changes in the Company's liability for product warranties during the three months ended August 31, 2016 and 2015 (in thousands):

	Three Months Ended
	August 31,
	2016	2015

Balance at the beginning of the period	$155	$137

Accruals for warranties issued during the period	--	109
Accruals and adjustments (change in estimates) related to pre-existing warranties during the period	(54)	--
Settlement made during the period (in cash or in kind)	(11)	(27)

Balance at the end of the period	$90	$219

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

Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, California, Germany and Japan. Tax years 1997 - 2016 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

10. CUSTOMER DEPOSITS AND DEFERRED REVENUE, SHORT-TERM

    Customer deposits and deferred revenue, short-term (in thousands):

	August 31,	May 31,
	2016	2016
Customer deposits	$2,034	$540
Deferred revenue	690	1,174
	$2,724	$1,714

11. LONG-TERM DEBT

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

    The Convertible Notes bear interest at an annual rate of 9.0% and will mature on April 10, 2019 unless repurchased or converted prior to that date. Interest is payable quarterly on March 1, June 1, September 1 and December 1 of each year. Debt issuance costs of $356,000, which is being accreted over the term of the original loan using the effective interest rate method, were offset against the loan balance. During three months ended August 31, 2016, $44,000 of amortization costs was recognized as interest expense. Unamortized debt issuance costs of $104,000 were offset against the loan balance at August 31, 2016.

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

    On April 14, 2016, $900,000 drawn against the Credit Facility was converted to Convertible Notes. On July 17, 2016, $1,100,000 drawn against the Credit Facility was converted to Convertible Notes. At August 31, 2016 there was no remaining balance on the Credit Facility.

    The Company’s obligations under the Purchase Agreement are secured by substantially all of the assets of the Company.

    Long-term debt, net of debt issuance costs (in thousands):

	August 31,	May 31,
	2016	2016
Principal	$6,110	$6,110
Unamortized debt issuance costs	(104)	(148)
	$6,006	$5,962

12. EQUITY

    On August 8, 2016 the Company issued 200,000 shares of its common stock to Semics Inc., a semiconductor test equipment provider that produces fully automatic wafer probe systems, in consideration for cancellation of an outstanding invoice of $323,000 for capital equipment.

13. RECENT ACCOUNTING PRONOUNCEMENTS

    In May 2014, as part of its ongoing efforts to assist in the convergence of US GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in US GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and will become effective for us beginning in the first quarter of fiscal 2019. The FASB has issued several updates to the standard which i) defer the original effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017 (ASU 2015-14). ii) clarify the application of the principal versus agent guidance (ASU 2016-08). and iii) clarify the guidance on inconsequential and perfunctory promises and licensing (ASU 2016-10). In May 2016, the FASB issued ASU 2016-12, ‘Revenue from Contracts with Customers (Topic 606) Narrow-Scope Improvements and Practical Expedients”, to address certain narrow aspects of the guidance including collectibility criterion, collection of sales taxes from customers, noncash consideration, contract modifications and completed contracts. This issuance does not change the core principle of the guidance in the initial topic issued in May 2014. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.

    In August 2014, the FASB issued ASU No. 2014-15, Presentation of Going Concern. This standard requires management to evaluate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern and whether or not it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. The new standard will apply to all entities and will be effective for us in fiscal year 2017, with early adoption permitted. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.

    In July 2015, the FASB issued ASU No. 2015-11, Inventory. This standard requires management to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This new standard will be effective for us in fiscal year 2018, with early adoption permitted. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.

    In November 2015, FASB issued ASU No. 2015-17, Income Taxes. This standard simplifies the presentation of deferred income taxes to be classified as noncurrent in the consolidated balance sheet. This new standard will be effective for us in fiscal year 2018, with early adoption permitted. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.

    In February 2016, FASB issued ASU No. 2016-02, Leases. This standard requires management to present all leases greater than one year on the balance sheet as a liability to make payments and an asset as the right to use the underlying asset for the lease term. This new standard will be effective for us in fiscal year 2020, with early adoption permitted. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.

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

14. SUBSEQUENT EVENT:

     On September 28, 2016, the Company sold 2,721,540 shares of its common stock in a private placement transaction with certain institutional and accredited investors. The purchase price per share of the common stock sold in the private placement was $2.15, resulting in gross proceeds to the Company of $5,851,000, before offering expenses. The net proceeds after offering expenses were $5,389,000.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report and with our Annual Report on Form 10-K for the fiscal year ended May 31, 2016 and the consolidated financial statements and notes thereto.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, income taxes, financing operations, warranty obligations, and long-term service contracts. The Company’s estimates are derived from historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Those results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of the critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2016.

    There have been no material changes to our critical accounting policies and estimates during the three months ended August 31, 2016 compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2016.

RESULTS OF OPERATIONS

    The following table sets forth items in the Company’s unaudited condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

	Three Months Ended
	August 31,
	2016	2015

Net sales	100.0%	100.0%
Cost of sales	58.5	49.0
Gross profit	41.5	51.0

Operating expenses:
Selling, general and administrative	32.3	27.8
Research and development	19.9	16.0

Total operating expenses	52.2	43.8

(Loss) income from operations	(10.7)	7.2

Interest expense	(3.3)	(2.0)
Other expense, net	(0.1)	(0.4)

(Loss) income before income tax expense	(14.1)	4.8

Income tax expense	(0.1)	(0.4)

Net (loss) income	(14.2)	4.4
Less: Net (loss) income attributable to the noncontrolling interest	--	--
Net (loss) income attributable to Aehr Test Systems common shareholders	(14.2)%	4.4%

THREE MONTHS ENDED AUGUST 31, 2016 COMPARED TO THREE MONTHS ENDED AUGUST 31, 2015

    NET SALES. Net sales decreased to $5.3 million for the three months ended August 31, 2016 from $6.6 million for the three months ended August 31, 2015, a decrease of 19.8%. The decrease in net sales for the three months ended August 31, 2016 was primarily due to the decrease in net sales of the Company’s wafer-level products, partially offset by an increase in net sales of the Company’s Test During Burn-in (TDBI) products. Net sales of the Company’s wafer-level products for the three months ended August 31, 2016 were $2.7 million, and decreased approximately $2.5 million from the three months ended August 31, 2015. Net sales of the TDBI products for the three months ended August 31, 2016 were $2.6 million, and increased approximately $1.2 million from the three months ended August 31, 2015.

    GROSS PROFIT. Gross profit consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit decreased to $2.2 million for the three months ended August 31, 2016 from $3.4 million for the three months ended August 31, 2015, a decrease of approximately 34.8%. Gross profit margin, the percentage of gross profit to net sales, decreased to 41.5% for the three months ended August 31, 2016 from 51.0% for the three months ended August 31, 2015. The higher gross profit margin for the three months ended August 31, 2015 was primarily due to sales of certain systems which included previously written-down material.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative, or SG&A, expenses consist primarily of salaries and related costs of employees, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses decreased to $1.7 million for the three months ended August 31, 2016 from $1.8 million for the three months ended August 31, 2015, a decrease of 7.0%. The decrease in SG&A expenses was primarily due to the decrease in sales commission to outside sales representatives.

    RESEARCH AND DEVELOPMENT. Research and development, or R&D, expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses stayed flat at $1.1 million for the three months ended August 31, 2016 and 2015.

    INTEREST EXPENSE. Interest expense was $178,000 for the three months ended August 31, 2016 compared with $135,000 for the three months ended August 31, 2015. The increase in interest expense in the three months ended August 31, 2016 was primarily due to expenses related to the convertible debt financing.

    OTHER EXPENSE, NET. Other expense, net was $3,000 for the three months ended August 31, 2016, compared with other expense, net of $24,000 for the three months ended August 31, 2015. The change in other expense was primarily due to losses realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

    INCOME TAX EXPENSE. Income tax expense was $4,000 for the three months ended August 31, 2016, compared with an income tax expense of $23,000 for the three months ended August 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $1.2 million for the three months ended August 31, 2016 and cash used in operating activities was $2.1 million for the three months ended August 31, 2015. For the three months ended August 31, 2016, net cash provided by operating activities was primarily the result of increases in customer deposits and deferred revenue of $0.9 million and accounts payable of $0.7 million and decrease in inventories of $1.4 million. This was partially offset by an increase in accounts receivable of $1.3 million and the net loss of $0.8 million as adjusted to exclude the effect of non-cash charges of stock-based compensation expense of $0.3 million. The increase in customer deposits and deferred revenue was primarily due to the receipt of additional down payments from certain customers. The increase in accounts payable was primarily due to higher expenditures associated with higher revenue. The decrease in inventories is primarily due to the sales of systems on-hand at the beginning of the period. The increase in accounts receivable was primarily due to an increase in sales. For the three months ended August 31, 2015, net cash used in operating activities was primarily the result of a decrease in customer deposits and deferred revenue of $2.8 million, and an increase in accounts receivable of $1.3 million. This was partially offset by an increase in accounts payables of $1.1 million, accrued liabilities of $0.5 million, and net income of $0.3 million, as adjusted to exclude the effect of non-cash charge of stock-based compensation expense of $0.3 million. The decrease in customer deposits and deferred revenue was primarily due to the shipments of customer orders with down payments. The increase in accounts receivable was primarily due to an increase in sales. The increase in accounts payable was primarily due to higher expenditures associated with higher revenue.

    Net cash used in investing activities was $21,000 each for the three months ended August 31, 2016 and 2015. Net cash used in investing activities was due to purchases of property and equipment.

Net cash provided by financing activities was $94,000 and $223,000 for the three months ended August 31, 2016 and 2015, respectively. Net cash provided by financing activities during the three months ended August 31, 2016 and 2015 was primarily due to proceeds from the exercise of stock options.

    The effect of fluctuation in exchange rates provided cash of $86,000 and $20,000 for the three months ended August 31, 2016 and 2015, respectively. The change in cash provided was due to the fluctuation in the value of the dollar compared to foreign currencies.

    As of August 31, 2016 and May 31, 2016, the Company had working capital of $4.5 million and $4.1 million, respectively. Working capital consists of cash and cash equivalents, accounts receivable, inventory and other current assets, less current liabilities.

    The Company leases its manufacturing and office space under operating leases. The Company entered into a non-cancelable operating lease agreement for its United States manufacturing and office facilities, which was renewed in November 2014 and expires in June 2018. Under the lease agreement, the Company is responsible for payments of utilities, taxes and insurance.

    From time to time, the Company evaluates potential acquisitions of businesses, products or technologies that complement the Company’s business. If consummated, any such transactions may use a portion of the Company’s working capital or require the issuance of equity. The Company has no present understandings, commitments or agreements with respect to any material acquisitions.

    The Company anticipates that the existing cash balance together with income from operations, collections of existing accounts receivable, revenue from our existing backlog of products, the sale of inventory on hand, and deposits and down payments against significant orders will be adequate to meet its short-term working capital and capital equipment requirements. On August 22, 2016, the Company extended the maturity date of its 9.0% Convertible Secured Notes due 2017 (the “Convertible Notes”) to April 10, 2019 which improves our ability to meet current liabilities for fiscal 2017. On September 28, 2016, the Company sold 2,721,540 shares of its common stock in a private placement transaction resulting in net proceeds after offering expenses of $5,389,000 to the Company. Refer to Note 14, “SUBSEQUENT EVENT”. Depending on our rate of growth and profitability, and our ability to obtain significant orders with down payments, the Company may require additional equity or debt financing to meet its working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required, or if available, that such financing can be obtained on terms satisfactory to the Company.

OFF-BALANCE SHEET ARRANGEMENTS

    The Company has not entered into any off-balance sheet financing arrangements and has not established any variable interest entities.

OVERVIEW OF CONTRACTUAL OBLIGATIONS

    On April 10, 2015, the Company entered into a Convertible Note Purchase and Credit Facility Agreement providing for the Company’s sale of the Convertible Notes and a secured revolving loan facility. On August 22, 2016, the Company entered into an amendment to the Convertible Note Purchase and Credit Facility Agreement and the Convertible Notes to extend the maturity date of the Convertible Notes to April 10, 2019. See Note 11, “LONG-TERM DEBT”, for a description of the Convertible Note Purchase and Credit Facility Agreement and the Convertible Notes.

    There have been no additional material changes in the composition, magnitude or other key characteristics of the Company's contractual obligations or other commitments as disclosed in the Company's Annual Report on Form 10-K for the year ended May 31, 2016.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The Company had no holdings of derivative financial or commodity instruments as of August 31, 2016 or May 31, 2016.

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

    In recent years, in the face of a downturn in our business and a decline in our net sales, we implemented a variety of cost controls and restructured our operations with the goal of reducing our operating costs to position ourselves to more effectively meet the needs of the then weak market for test and burn-in equipment. While we took significant steps to minimize our expense levels and to increase the likelihood that we would have sufficient cash to support operations during the downturn, from fiscal 2009 through fiscal 2016, with the exception of fiscal 2014, we experienced operating losses. The Company anticipates that the existing cash balance together with income from operations, collections of existing accounts receivable, revenue from our existing backlog of products, the sale of inventory on hand, and deposits and down payments against significant orders will be adequate to meet its short-term working capital and capital equipment requirements. The Company extended the maturity date of its 9.0% Convertible Secured Notes due 2017 (the “Convertible Notes”) to April 10, 2019 which improves our ability to meet current liabilities for fiscal 2017. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements, “LONG-TERM DEBT” for further discussion of the Convertible Notes. Depending on our rate of growth and profitability, and our ability to obtain significant orders with down payments, we may require additional equity or debt financing to meet our working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required, or if available, that such financing can be obtained on terms satisfactory to the Company.

Our common stock may be delisted from The NASDAQ Capital Market if we cannot maintain compliance with NASDAQ’s continued listing requirements.

    In order to maintain our listing on The NASDAQ Capital Market, we are required to maintain compliance with NASDAQ’s continued listing requirements. The continued listing requirements include, among others, a minimum bid price of $1.00 per share and any of: (i) a minimum stockholders’ equity of $2.5 million; (ii) a market value of listed securities of at least $35 million; or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three fiscal years. There are no assurances that we will be able to sustain long-term compliance with NASDAQ’s continued listing requirements. On April 19, 2016 the Company was notified by NASDAQ that it was no longer in compliance with NASDAQ’s continued listing requirements as we did not have a minimum stockholders’ equity of $2.5 million. On October 3, 2016, the Company was notified by NASDAQ that the Company had regained compliance with NASDAQ’s continued listing requirements. If we fail to maintain compliance with the applicable NASDAQ continued listing requirements, our stock may be delisted.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    On August 8, 2016 the Company issued 200,000 shares of its common stock to Semics Inc., a semiconductor test equipment provider that produces fully automatic wafer probe systems, in consideration for cancellation of an outstanding invoice of $323,000 for capital equipment. These shares were issued without registration under the Securities Act of 1933, as amended, in reliance on the exemptions provided by Section 4(2) of the Securities Act of 1933, as amended, and as such the shares may not be offered or sold in the United States absent registration under such act and applicable state securities laws or an applicable exemption from those registration requirements.

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

Aehr Test Systems (Registrant)

Date: October 14, 2016	/s/ GAYN ERICKSON
Gayn Erickson
President and Chief Executive Officer

Date: October 14, 2016	/s/ KENNETH B. SPINK
Kenneth B. Spink
Vice President of Finance and Chief Financial Officer

AEHR TEST SYSTEMS
  INDEX TO EXHIBITS

Exhibit No.	Description

10.1(1)	Amendment to the Aehr Test Systems Convertible Note Purchase and Credit Facility Agreement and 9.0% Notes.

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

(1) Incorporated by reference to Exhibit No. 10.1 previously filed with the Company’s Current Report on Form 8-K filed August 24, 2016 (File No. 000-22893).

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