Form 10-Q
period 2016-11-30
AEHR TEST SYSTEMS
filed 2017-01-13
CIK 1040470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

       For the quarterly period ended November 30, 2016

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

Large accelerated filer  ___                               Accelerated filer  ___

Non-accelerated filer  ___                                 Smaller reporting company X

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes ___   No X

Number of shares of the registrant’s common stock, $0.01 par value, outstanding as of December 30, 2016 was 16,643,433.

AEHR TEST SYSTEMS

FORM 10-Q

FOR THE QUARTER ENDED NOVEMBER 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	November 30,	May 31,
	2016	2016
		(1)
ASSETS
Current assets:
Cash and cash equivalents	$5,154	$939
Accounts receivable, net	1,429	522
Inventories	6,069	7,033
Prepaid expenses and other current assets	390	254

Total current assets	13,042	8,748

Property and equipment, net	793	1,204
Other assets	95	94

Total assets	$13,930	$10,046

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,770	$1,413
Accrued expenses	1,366	1,553
Customer deposits and deferred revenue, short-term	1,055	1,714

Total current liabilities	4,191	4,680

Long-term debt, net of debt issuance costs	6,051	5,962
Deferred revenue, long-term	47	127

Total liabilities	10,289	10,769

Aehr Test Systems shareholders' equity (deficit):
Common stock, $0.01 par value:
Authorized: 75,000 shares; Issued and outstanding: 16,639 shares and 13,216 shares at November 30, 2016 and May 31, 2016, respectively	167	132
Additional paid-in capital	64,636	58,052
Accumulated other comprehensive income	2,188	2,237
Accumulated deficit	(63,331)	(61,124)

Total Aehr Test Systems shareholders' equity (deficit)	3,660	(703)
Noncontrolling interest	(19)	(20)

Total shareholders' equity (deficit)	3,641	(723)

Total liabilities and shareholders' equity (deficit)	$13,930	$10,046

(1)
The condensed consolidated balance sheet at May 31, 2016 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2016	2015	2016	2015

Net sales	$4,216	$4,620	$9,534	$11,253
Cost of sales	2,753	2,929	5,865	6,179
Gross profit	1,463	1,691	3,669	5,074

Operating expenses:
Selling, general and administrative	1,707	1,713	3,423	3,558
Research and development	1,040	923	2,100	1,985
Total operating expenses	2,747	2,636	5,523	5,543

Loss from operations	(1,284)	(945)	(1,854)	(469)

Interest expense	(181)	(137)	(359)	(272)
Other income, net	43	55	40	31

Loss before income tax expense	(1,422)	(1,027)	(2,173)	(710)

Income tax expense	(30)	(21)	(34)	(44)

Net loss	(1,452)	(1,048)	(2,207)	(754)
Less: Net income attributable to the noncontrolling interest	--	--	--	--

Net loss attributable to Aehr Test Systems common shareholders	$(1,452)	$(1,048)	$(2,207)	$(754)

Net loss per share Basic and Diluted	$(0.09)	$(0.08)	$(0.15)	$(0.06)

Shares used in per share calculations: Basic and Diluted	16,029	13,048	14,673	13,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2016	2015	2016	2015

Net loss	$(1,452)	$(1,048)	$(2,207)	$(754)

Other comprehensive loss, net of tax: Net change in cumulative translation adjustments	(55)	(60)	(48)	(42)

Total comprehensive loss	(1,507)	(1,108)	(2,255)	(796)
Less: Comprehensive income attributable to the noncontrolling interest	2	--	1	--

Comprehensive loss, attributable to Aehr Test Systems common shareholders	$(1,509)	$(1,108)	$(2,256)	$(796)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	November 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,207)	$(754)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	534	573
Provision for doubtful accounts	12	17
Amortization of debt issuance costs	89	82
Depreciation and amortization	129	73
Changes in operating assets and liabilities:
Accounts receivable	(972)	(1,196)
Inventories	1,335	(316)
Prepaid expenses and other current assets	(138)	(139)
Accounts payable	721	687
Accrued expenses	(201)	439
Customer deposits and deferred revenue	(739)	(3,328)
Income taxes payable	21	9
Net cash used in operating activities	(1,416)	(3,853)

Cash flows from investing activities:
Purchases of property and equipment	(88)	(169)
Net cash used in investing activities	(88)	(169)

Cash flows from financing activities:
Proceeds from issuance of common stock under private placement, net of issuance costs	5,299	--
Proceeds from issuance of common stock under employee plans, net of taxes paid related to share settlement of equity awards	463	460
Net cash provided by financing activities	5,762	460

Effect of exchange rates on cash and cash equivalents	(43)	(10)

Net increase (decrease) in cash and cash equivalents	4,215	(3,572)

Cash and cash equivalents, beginning of period	939	5,527

Cash and cash equivalents, end of period	$5,154	$1,955

Supplemental disclosure of non-cash flow information:
Net change in capitalized share-based compensation	$--	$(20)
Fair value of common stock issued to settle accounts payable	$323	$--
Transfers of property and equipment to inventories	$372	$--

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

    PRINCIPLES OF CONSOLIDATION. The condensed consolidated financial statements include the accounts of Aehr Test Systems and its subsidiaries (collectively, the "Company," "we," "us," and "our"). All significant intercompany balances have been eliminated in consolidation. For our majority owned subsidiary, Aehr Test Systems Japan K.K., we reflected the noncontrolling interest of the portion we do not own on our Condensed Consolidated Balance Sheets in Shareholders’ Equity (Deficit) and in the Condensed Consolidated Statements of Operations.

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

    SIGNIFICANT ACCOUNTING POLICIES. The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2016. There have been no changes in our significant accounting policies during the six months ended November 30, 2016.

2. STOCK-BASED COMPENSATION

    Stock-based compensation expense consists of expenses for stock options, restricted stock units, or RSUs, and employee stock purchase plan, or ESPP, purchase rights. Stock-based compensation cost for stock options and ESPP purchase rights are measured at each grant date, based on the fair value of the award using the Black-Scholes option valuation model, and is recognized as expense over the employee’s requisite service period. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different from those of publicly traded options. For RSUs, stock-based compensation cost is based on the fair value of the Company’s common stock at the grant date. All of the Company’s stock-based compensation is accounted for as an equity instrument. See Notes 10 and 11 in the Company’s Annual Report on Form 10-K for fiscal 2016 filed on August 29, 2016 for further information regarding the 2006 Equity Incentive Plan and the 2006 Employee Stock Purchase Plan.

    In October 2016, the Company’s 2016 Equity Incentive Plan and the Amended and Restated Employee Stock Purchase Plan were approved by the Company’s shareholders. The 2016 Equity Incentive Plan replaces our 2006 Equity Incentive Plan, which was scheduled to expire in October 2016, and will continue in effect until 2026. A total of 2,238,467 shares of common stock have been reserved for issuance under the Company’s 2016 Equity Incentive Plan. The Amended and Restated 2006 Employee Stock Purchase Plan extends the term of the ESPP indefinitely. See the Registration Statement on Form S-8 filed on November 14, 2016 for further information regarding the 2016 Equity Incentive Plan and the ESPP.

    The following table summarizes the stock-based compensation expense related to the Company’s stock-based incentive plans for the three and six months ended November 30, 2016 and 2015 (in thousands):
	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2016	2015	2016	2015
Stock-based compensation in the form of employee stock options, RSUs and ESPP purchase rights, included in:
Cost of sales	$23	$20	$47	$42
Selling, general and administrative	141	186	388	424
Research and development	51	48	99	107
Total stock-based compensation	$215	$254	$534	$573

    As of November 30, 2016 and 2015, there were no stock-based compensation costs capitalized as part of inventory.

    During the three months ended November 30, 2016 and 2015, the Company recorded stock-based compensation related to stock options and RSUs of $185,000 and $233,000, respectively. During the six months ended November 30, 2016 and 2015, the Company recorded stock-based compensation related to stock options and RSUs of $464,000 and $518,000, respectively.

    As of November 30, 2016, the total compensation cost related to unvested stock-based awards under the Company’s 2006 and 2016 Equity Incentive Plans, but not yet recognized, was approximately $1,266,000, which is net of estimated forfeitures of $3,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.4 years.

    During the three months ended November 30, 2016 and 2015, the Company recorded stock-based compensation related to the ESPP of $30,000 and $21,000, respectively. During the six months ended November 30, 2016 and 2015, the Company recorded stock-based compensation related to the ESPP of $70,000 and $55,000, respectively.

    As of November 30, 2016, the total compensation cost related to purchase rights under the ESPP but not yet recognized was approximately $72,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 0.9 years.

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

    Fair Value. The fair value of the Company’s stock options granted to employees for the three and six months ended November 30, 2016 and 2015 were estimated using the following weighted average assumptions in the Black-Scholes option valuation model:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2016	2015	2016	2015

Expected term (in years)	4	4	4	4
Volatility	0.81	0.86	0.81	0.86
Risk-free interest rates	1.10%	1.21%	1.02%	1.21%
Weighted average grant date fair value	$1.66	$1.38	$1.09	$1.38

    There were no RSUs granted to employees for the three months ended November 30, 2016. During the six months ended November 30, 2016, RSUs were granted for 138,000 shares. The market value on the date of the grant was $1.68 per share.

    There were no ESPP purchase rights granted for the three and six months ended November 30, 2016 and 2015.

    The following tables summarize the Company’s stock option and RSU transactions during the three and six months ended November 30, 2016 (in thousands):
Available
Shares
Balance, May 31, 2016	1,847

Options granted	(318)
RSUs granted	(138)
Shares cancelled	46

Balance, August 31, 2016	1,437

Additional shares reserved	2,238
Options granted	(50)
Shares cancelled	1
2006 Plan available shares expired	(1,438)

Balance, November 30, 2016	2,188

   The following table summarizes the stock option transactions during the three and six months ended November 30, 2016 (in thousands, except per share data):

	Outstanding Options
		Weighted
	Number	Average	Aggregate
	of	Exercise	Intrinsic
	Shares	Price	Value
Balances, May 31, 2016	3,201	$1.66	$189

Options granted	318	$1.68
Options cancelled	(46)	$1.40
Options exercised	(91)	$1.32

Balances, August 31, 2016	3,382	$1.67	$2,694

Options granted	50	$2.81
Options cancelled	(1)	$2.08
Options exercised	(202)	$1.22

Balances, November 30, 2016	3,229	$1.72	$4,099

Options fully vested and expected to vest at November 30, 2016	3,185	$1.72	$4,058

    The options outstanding and exercisable at November 30, 2016 were in the following exercise price ranges (in thousands, except per share data):

	Options Outstanding			Options Exercisable
	at November 30, 2016			at November 30, 2016
Range of Exercise Prices	Number Outstanding Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.59-$0.97	514	2.27	$0.66	514	2.27	$0.66
$1.09-$1.40	899	2.87	$1.28	816	2.77	$1.28
$1.68-$2.06	547	5.63	$1.77	240	4.52	$1.88
$2.10-$2.81	1,269	5.03	$2.44	738	4.90	$2.45
$0.59-$2.81	3,229	4.08	$1.72	2,308	3.52	$1.58	$ 3,261

   The total intrinsic value of options exercised during the three and six months ended November 30, 2016 was $359,000 and $411,000, respectively. The total intrinsic value of options exercised during the three and six months ended November 30, 2015 was $125,000 and $185,000, respectively. The weighted average remaining contractual life of the options exercisable and expected to be exercisable at November 30, 2016 was 4.08 years.

3. EARNINGS PER SHARE

    Basic earnings per share is determined using the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined using the weighted average number of common shares and potential common shares (representing the dilutive effect of stock options, RSUs and ESPP shares) outstanding during the period using the treasury stock method.

    The following table presents the computation of basic and diluted net loss per share attributable to the Company’s common shareholders (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2016	2015	2016	2015

Numerator: Net loss	$(1,452)	$(1,048)	$(2,207)	$(754)

Denominator for basic net loss per share:
Weighted average shares outstanding	16,029	13,048	14,673	13,005

Shares used in basic net loss per share calculation	16,029	13,048	14,673	13,005
Effect of dilutive securities	--	--	--	--

Denominator for diluted net loss per share	16,029	13,048	14,673	13,005

Basic net loss per share	$(0.09)	$(0.08)	$(0.15)	$(0.06)
Diluted net loss per share	$(0.09)	$(0.08)	$(0.15)	$(0.06)

    For the purpose of computing diluted earnings per share, the weighted average number of potential common shares does not include stock options with an exercise price greater than the average fair value of the Company’s common stock for the period, as the effect would be anti-dilutive. In the three and six months ended November 30, 2016 and 2015 potential common shares have not been included in the calculation of diluted net loss per share as the effect would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for these periods are the same. Stock options to purchase 3,229,000 shares of common stock, RSUs for 72,000 shares and ESPP rights to purchase 246,000 ESPP shares were outstanding as of November 30, 2016, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive. Stock options to purchase 3,385,000 shares of common stock and ESPP rights to purchase 131,000 ESPP shares were outstanding as of November 30, 2015, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive.

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

Level 3 - instrument valuations are obtained without observable market values and require a high level of judgment to determine the fair value.

    The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of November 30, 2016 (in thousands):

	Balance as of
	November 30, 2016	Level 1	Level 2	Level 3
Money market funds	$4,001	$4,001	$--	$--
Certificate of deposit	50	--	50	--
Assets	$4,051	$4,001	$50	$--

     The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of May 31, 2016 (in thousands):

	Balance as of
	May 31, 2016	Level 1	Level 2	Level 3
Money market funds	$1	$1	$--	$--
Certificate of deposit	50	--	50	--
Assets	$51	$1	$50	$--

    There were no financial liabilities measured at fair value as of November 30, 2016 and May 31, 2016.

    There were no transfers between Level 1 and Level 2 fair value measurements during the three and six months ended November 30, 2016.

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

5. ACCOUNTS RECEIVABLE, NET

Accounts receivable represents customer trade receivables and is presented net of allowances for doubtful accounts of $20,000 at November 30, 2016 and $8,000 at May 31, 2016. Accounts receivable are derived from the sale of products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies. The Company’s allowance for doubtful accounts is based upon historical experience and review of trade receivables by aging category to identify specific customers with known disputes or collection issues. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received.

6. INVENTORIES

    Inventories are comprised of the following (in thousands):
	November 30,	May 31,
	2016	2016
Raw materials and sub-assemblies	$2,495	$2,839
Work in process	3,308	4,151
Finished goods	266	43
	$6,069	$7,033

7. SEGMENT INFORMATION

    The Company operates in one reportable segment: the design, manufacture and marketing of advanced test and burn-in products to the semiconductor manufacturing industry.

    The following presents information about the Company’s operations in different geographic areas. Net sales are based upon ship-to location (in thousands).

	United
	States	Asia	Europe	Total
Three months ended November 30, 2016:
Net sales	$1,709	$2,256	$251	$4,216
Property and equipment, net	740	39	14	793

Six months ended November 30, 2016:
Net sales	$4,873	$4,166	$495	$9,534
Property and equipment, net	740	39	14	793

Three months ended November 30, 2015:
Net sales	$507	$3,768	$345	$4,620
Property and equipment, net	530	33	13	576

Six months ended November 30, 2015:
Net sales	$1,225	$9,149	$879	$11,253
Property and equipment, net	530	33	13	576

    The Company’s Japanese and German subsidiaries primarily comprise the foreign operations. Substantially all of the sales of the subsidiaries are made to unaffiliated Japanese or European customers. Net sales from outside the United States include those of Aehr Test Systems Japan K.K. and Aehr Test Systems GmbH.

    Sales to the Company’s five largest customers accounted for approximately 96% and 95% of its net sales in the three and six months ended November 30, 2016, respectively. Two customers accounted for approximately 60% and 22% of the Company’s net sales in the three months ended November 30, 2016. Three customers accounted for approximately 50%, 19% and 16% of the Company’s net sales in the six months ended November 30, 2016. Sales to the Company’s five largest customers accounted for approximately 97% and 96% of its net sales in the three and six months ended November 30, 2015, respectively. Two customers accounted for approximately 51% and 36% of the Company’s net sales in the three months ended November 30, 2015. Two customers accounted for approximately 54% and 27% of the Company’s net sales in the six months ended November 30, 2015. No other customers represented more than 10% of the Company’s net sales in the six months ended November 30, 2016 and 2015.

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

    The following is a summary of changes in the Company's liability for product warranties during the three and six months ended November 30, 2016 and 2015 (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2016	2015	2016	2015

Balance at the beginning of the period	$90	$219	$155	$137

Accruals for warranties issued during the period	11	128	11	237
Accruals and adjustments (change in estimates) related to pre-existing warranties during the period	--	--	(54)	--
Settlement made during the period (in cash or in kind)	(29)	(42)	(40)	(69)

Balance at the end of the period	$72	$305	$72	$305

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

10. CUSTOMER DEPOSITS AND DEFERRED REVENUE, SHORT-TERM

    Customer deposits and deferred revenue, short-term (in thousands):

	November 30,	May 31,
	2016	2016
Customer deposits	$692	$540
Deferred revenue	363	1,174
	$1,055	$1,714

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

    The Convertible Notes bear interest at an annual rate of 9.0% and will mature on April 10, 2019 unless repurchased or converted prior to that date. Interest is payable quarterly on March 1, June 1, September 1 and December 1 of each year. Debt issuance costs of $356,000, which are being accreted over the term of the original loan using the effective interest rate method, were offset against the loan balance. During the three and six months ended November 30, 2016, $44,000 and $89,000, respectively, of amortization costs were recognized as interest expense. Unamortized debt issuance costs of $59,000 were offset against the loan balance at November 30, 2016.

    The conversion price for the Convertible Notes is $2.30 per share of the Company’s common stock and is subject to adjustment upon the occurrence of certain specified events. Holders may convert all or any part of the principal amount of their Convertible Notes in integrals of $10,000 at any time prior to the maturity date. Upon conversion, the Company will deliver shares of its common stock to the holder of Convertible Notes electing such conversion. The Company may not redeem the Convertible Notes prior to maturity.

    On April 14, 2016, $900,000 drawn against the Credit Facility was converted to Convertible Notes. On July 17, 2016, $1,100,000 drawn against the Credit Facility was converted to Convertible Notes. At November 30, 2016 there was no remaining balance available on the Credit Facility.

    The Company’s obligations under the Purchase Agreement are secured by substantially all of the assets of the Company.

    Long-term debt, net of debt issuance costs (in thousands):

	November 30,	May 31,
	2016	2016
Principal	$6,110	$6,110
Unamortized debt issuance costs	(59)	(148)
	$6,051	$5,962

12. EQUITY

    On August 8, 2016 the Company issued 200,000 shares of its common stock to Semics Inc., a semiconductor test equipment provider that produces fully automatic wafer probe systems, in consideration for cancellation of an outstanding invoice of $323,000 for capital equipment.

    On September 28, 2016, the Company sold 2,721,540 shares of its common stock in a private placement transaction with certain institutional and accredited investors. The purchase price per share of the common stock sold in the private placement was $2.15, resulting in gross proceeds to the Company of $5,851,000, before offering expenses. The net proceeds after offering expenses were $5,299,000.

13. RECENT ACCOUNTING PRONOUNCEMENTS

    In May 2014, as part of its ongoing efforts to assist in the convergence of US GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued an accounting standards update related to revenue from contracts with customers. This standard sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in US GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The standard provides alternative methods of initial adoption and will become effective for us beginning in the first quarter of fiscal 2019. The FASB has issued several updates to the standard which i) defer the original effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017. ii) clarify the application of the principal versus agent guidance. and iii) clarify the guidance on inconsequential and perfunctory promises and licensing. In May 2016, the FASB issued an update to address certain narrow aspects of the guidance including collectibility criterion, collection of sales taxes from customers, noncash consideration, contract modifications and completed contracts. This issuance does not change the core principle of the guidance in the initial topic issued in May 2014. In December 2016, the FASB issued updated guidance regarding revenue from contracts with customers. Some topics that could impact the Company include corrections and improvements around the following: contract costs impairment testing, disclosure of remaining performance obligations and prior period obligations, contract modifications, and contract asset versus receivable. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.

    In August 2014, the FASB issued authoritative guidance related to going concern. This guidance requires management to evaluate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern and whether or not it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. This guidance will apply to all entities and will be effective for us in fiscal year 2017, with early adoption permitted. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.

    In July 2015, the FASB issued an accounting standards update that requires management to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This new standard will be effective for us in fiscal year 2018, with early adoption permitted. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.

    In November 2015, the FASB issued an accounting standards update related to deferred tax assets and liabilities. This standard simplifies the presentation of deferred income taxes to be classified as noncurrent in the consolidated balance sheet. This new standard will be effective for us in fiscal year 2018, with early adoption permitted. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.

    In January 2016, the FASB issued an accounting standards update related to recognition and measurement of financial assets and financial liabilities. This standard changes accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, it clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. This standard is effective for us in fiscal year 2020. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.

    In February 2016, the FASB issued authoritative guidance related to Leases. This guidance requires management to present all leases greater than one year on the balance sheet as a liability to make payments and an asset as the right to use the underlying asset for the lease term. This new standard will be effective for us in fiscal year 2020, with early adoption permitted. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.

    In March 2016, the FASB released an accounting standards update that simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The accounting standard will be effective for the Company beginning the first quarter of fiscal 2018, and early adoption is permitted. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.

    In June 2016, the FASB issued an accounting standard update that requires measurement and recognition of expected credit losses for financial assets held based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2021 on a modified retrospective basis, and early adoption in fiscal 2020 is permitted. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements.

    In August 2016, the FASB issued authoritative guidance related to the classification of certain cash receipts and cash payments on the statement of cash flows. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2019 on a retrospective basis, and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Statements of Cash Flows.

    In October 2016, the FASB issued an accounting standard update that requires recognition of the income tax consequences of intra-entity transfers of assets (other than inventory) at the transaction date. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2019 on a modified retrospective basis, and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements.

    In November 2016, the FASB issued authoritative guidance related to statements of cash flows. This guidance clarifies that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of period total amounts shown on the statement of cash flows. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2019 on a retrospective basis, and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements.

    In December 2016, the FASB issued authoritative guidance related to technical corrections and improvements. This guidance provides minor updates on a variety of codification topics and are not expected to have a significant effect on current accounting practice. Most of these corrections do not have a transition date as they are minor in nature.

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

    There have been no material changes to our critical accounting policies and estimates during the six months ended November 30, 2016 compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2016.

RESULTS OF OPERATIONS

    The following table sets forth items in the Company’s unaudited condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2016	2015	2016	2015

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.3	63.4	61.5	54.9
Gross profit	34.7	36.6	38.5	45.1

Operating expenses:
Selling, general and administrative	40.5	37.1	35.9	31.6
Research and development	24.7	20.0	22.0	17.6

Total operating expenses	65.2	57.1	57.9	49.2

Loss from operations	(30.5)	(20.5)	(19.4)	(4.1)

Interest expense	(4.3)	(3.0)	(3.8)	(2.4)
Other income, net	1.1	1.3	0.4	0.2

Loss before income tax expense	(33.7)	(22.2)	(22.8)	(6.3)

Income tax expense	(0.7)	(0.5)	(0.3)	(0.4)
Net loss	(34.4)	(22.7)	(23.1)	(6.7)
Less: Net income attributable to the noncontrolling interest	--	--	--	--

Net loss attributable to Aehr Test Systems common shareholders	(34.4)%	(22.7)%	(23.1)%	(6.7)%

THREE MONTHS ENDED NOVEMBER 30, 2016 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2015

    NET SALES. Net sales decreased to $4.2 million for the three months ended November 30, 2016 from $4.6 million for the three months ended November 30, 2015, a decrease of 8.7%. The decrease in net sales for the three months ended November 30, 2016 resulted primarily from the decreases in net sales of the Company’s wafer-level products, partially offset by the increase in net sales of the Company’s Test During Burn-in (TDBI) products. Net sales of the Company’s wafer-level products for the three months ended November 30, 2016 were $1.4 million, and decreased approximately $0.7 million from the three months ended November 30, 2015. Net sales of the TDBI products for the three months ended November 30, 2016 were $2.7 million, and increased approximately $0.2 million from the three months ended November 30, 2015.

    GROSS PROFIT. Gross profit consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit decreased to $1.5 million for the three months ended November 30, 2016 from $1.7 million for the three months ended November 30, 2015, a decrease of 13.5%. Gross profit margin decreased to 34.7% for the three months ended November 30, 2016 from 36.6% for the three months ended November 30, 2015 due to changes in mix of product sales.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative, or SG&A, expenses consist primarily of salaries and related costs of employees, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses were flat at $1.7 million for the three months ended November 30, 2016 compared with the three months ended November 30, 2015.

    RESEARCH AND DEVELOPMENT. Research and development, or R&D, expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses increased to $1.0 million for the three months ended November 30, 2016 from $0.9 million for the three months ended November 30, 2015, an increase of 12.7%. The increase in R&D expenses was primarily due to an increase in employment related expenses.

    INTEREST EXPENSE. Interest expense was $181,000 for the three months ended November 30, 2016 compared with $137,000 for the three months ended November 30, 2015. The increase in interest expense in the three months ended November 30, 2016 was primarily due to higher average borrowings.

    OTHER INCOME, NET. Other income, net was $43,000 and $55,000 for the three months ended November 30, 2016 and 2015, respectively. The change in other income was primarily due to gains realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

    INCOME TAX EXPENSE. Income tax expenses were $30,000 and $21,000 for the three months ended November 30, 2016 and 2015, respectively.

SIX MONTHS ENDED NOVEMBER 30, 2016 COMPARED TO SIX MONTHS ENDED NOVEMBER 30, 2015

    NET SALES. Net sales decreased to $9.5 million for the six months ended November 30, 2016 from $11.3 million for the six months ended November 30, 2015, a decrease of 15.3%. The decrease in net sales for the six months ended November 30, 2016 resulted primarily from the decreases in net sales of the Company’s wafer-level products, partially offset by the increase in the Company’s TDBI products. Net sales of the Company’s wafer-level products for the six months ended November 30, 2016 were $4.2 million, and decreased approximately $3.2 million from the six months ended November 30, 2015. Net sales of the TDBI products for the six months ended November 30, 2016 were $5.3 million, and increased approximately $1.4 million from the six months ended November 30, 2015.

    GROSS PROFIT. Gross profit decreased to $3.7 million for the six months ended November 30, 2016 from $5.1 million for the six months ended November 30, 2015, a decrease of 27.7%. Gross profit margin decreased to 38.5% for the six months ended November 30, 2016 from 45.1% for the six months ended November 30, 2015. The higher gross profit margin for the six months ended November 30, 2015 was primarily the result of the sale of systems which included previously written-down material.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses decreased to $3.4 million for the six months ended November 30, 2016 from $3.6 million for the six months ended November 30, 2015, a decrease of 3.8%. The decrease in SG&A expenses was primarily due to a decrease in sales commissions to outside sales representatives.

    RESEARCH AND DEVELOPMENT. R&D expenses increased to $2.1 million for the six months ended November 30, 2016 from $2.0 million for the six months ended November 30, 2015, an increase of 5.8%. The increase in R&D expenses was primarily due to an increase in employment related expenses.

    INTEREST EXPENSE. Interest expense was $359,000 for the six months ended November 30, 2016 compared with $272,000 for the six months ended November 30, 2015. The increase in interest expense in the six months ended November 30, 2016 was primarily due to higher average borrowings.

    OTHER INCOME, NET. Other income, net was $40,000 and $31,000 for the six months ended November 30, 2016 and 2015, respectively. The change in other income was due primarily to gains realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

    INCOME TAX EXPENSE. Income tax expenses were $34,000 and $44,000 for the six months ended November 30, 2016 and 2015, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was $1.4 million and $3.9 million for the six months ended November 30, 2016 and 2015, respectively. For the six months ended November 30, 2016, net cash used in operating activities was primarily the result of net loss of $2.2 million, as adjusted to exclude the effect of non-cash charge of stock-based compensation expense of $0.5 million. Net cash used in operations was also impacted by an increase in accounts receivable of $1.0 million and a decrease in customer deposits and deferred revenue of $739 thousand, partially offset by a decrease in inventories of $1.3 million and an increase in accounts payable of $721 thousand. The increase in accounts receivable was primarily due to large shipments toward the end of November 30, 2016. The decrease in customer deposits and deferred revenue was primarily due to shipments to customers with down payments. The decrease in inventories is primarily due to the sales of systems on-hand at the beginning of the period. The increase in accounts payable was primarily due to inventory and capital equipment purchases. For the six months ended November 30, 2015, net cash used in operating activities was primarily the result of net loss of $0.8 million, as adjusted to exclude the effect of non-cash charge of stock-based compensation expense of $0.6 million, as well as a decrease in customer deposits and deferred revenue of $3.3 million and an increase in accounts receivable of $1.2 million. This was partially offset by an increase in accounts payables of $0.7 million. The decrease in customer deposits and deferred revenue was primarily due to the shipments of customer orders with down payments. The increase in accounts receivable was primarily due to an increase in sales. The increase in accounts payable was primarily due to higher expenditures associated with higher revenue.

    Net cash used in investing activities was $88,000 and $169,000 for the six months ended November 30, 2016 and 2015, respectively. Net cash used in investing activities was due to the purchases of property and equipment.

    Financing activities provided cash of $5.8 million and $0.5 million for the six months ended November 30, 2016 and 2015, respectively. Net cash provided by financing activities during the six months ended November 30, 2016 was due primarily to the net proceeds of $5.3 million from the sale of our common stock in a private placement transaction with certain institutional and accredited investors that closed on September 28, 2016 and $0.5 million in proceeds from the issuance of common stock under employee plans. Net cash provided by financing activities during the six months ended November 30, 2015 was due to proceeds from the issuance of common stock under employee plans.

    The effect of fluctuation in exchange rates used cash of $43,000 for the six months ended November 30, 2016 and $10,000 for the six months ended November 30, 2015. The change in cash used was due to the fluctuation in the value of the dollar compared to foreign currencies.

    As of November 30, 2016 and May 31, 2016, the Company had working capital of $8.9 million and $4.1 million, respectively. Working capital consists of cash and cash equivalents, accounts receivable, inventory and other current assets, less current liabilities.

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

    The Company anticipates that its existing cash balance together with income from operations, collections of existing accounts receivable, revenue from our existing backlog of products, the sale of inventory on hand, and deposits and down payments against significant orders will be adequate to meet its short-term working capital and capital equipment requirements. On August 22, 2016, the Company extended the maturity date of the Convertible Notes due in 2017 to April 10, 2019 which improves its ability to meet current liabilities for fiscal 2017. On September 28, 2016, the Company sold 2,721,540 shares of its common stock in a private placement transaction resulting in net proceeds after offering expenses of $5,299,000 to the Company. Refer to Note 12, “EQUITY”. Depending on the Company’s rate of growth and profitability, and its ability to obtain significant orders with down payments, the Company may require additional equity or debt financing to meet its working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required, or if available, that such financing can be obtained on terms satisfactory to the Company.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The Company had no holdings of derivative financial or commodity instruments as of November 30, 2016 or May 31, 2016.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None except as previously disclosed in our Current Report on Form 8-K filed September 28, 2016.

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

Aehr Test Systems (Registrant)

Date: January 13, 2017	/s/ GAYN ERICKSON
Gayn Erickson
President and Chief Executive Officer

Date: January 13, 2017	/s/ KENNETH B. SPINK
Kenneth B. Spink
Vice President of Finance and Chief Financial Officer

AEHR TEST SYSTEMS
INDEX TO EXHIBITS

Exhibit No.	Description

10.1(1)	Purchase Agreement by and among Aehr Test Systems and the Investors (defined therein), dated as of September 22, 2016.

10.2(1)	Registration Rights Agreement by and among Aehr Test Systems and the Investors (defined therein), dated as of September 22, 2016.

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

(1) Incorporated by reference to the same numbered Exhibit previously filed with the Company’s Current Report on Form 8-K filed September 28, 2016 (File No. 000-22893).

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