Form 10-Q
period 2017-02-28
AEHR TEST SYSTEMS
filed 2017-04-06
CIK 1040470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

       For the quarterly period ended February 28, 2017

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

                                 Yes ___   No X

Number of shares of the registrant’s common stock, $0.01 par value, outstanding as of March 31, 2017 was 16,786,235.

AEHR TEST SYSTEMS

FORM 10-Q

FOR THE QUARTER ENDED FEBRUARY 28, 2017

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	February 28,	May 31,
	2017	2016
		(1)
ASSETS
Current assets:
Cash and cash equivalents	$2,039	$939
Accounts receivable, net	1,596	522
Inventories	7,207	7,033
Prepaid expenses and other current assets	354	254

Total current assets	11,196	8,748

Property and equipment, net	861	1,204
Other assets	96	94

Total assets	$12,153	$10,046

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,821	$1,413
Accrued expenses	1,897	1,553
Customer deposits and deferred revenue, short-term	1,012	1,714

Total current liabilities	4,730	4,680

Long-term debt, net of debt issuance costs	6,095	5,962
Deferred revenue, long-term	32	127

Total liabilities	10,857	10,769

Aehr Test Systems shareholders' equity (deficit):
Common stock, $0.01 par value:
Authorized: 75,000 shares; Issued and outstanding: 16,754 shares and 13,216 shares at February 28, 2017 and May 31, 2016, respectively	168	132
Additional paid-in capital	64,939	58,052
Accumulated other comprehensive income	2,190	2,237
Accumulated deficit	(65,982)	(61,124)

Total Aehr Test Systems shareholders' equity (deficit)	1,315	(703)
Noncontrolling interest	(19)	(20)

Total shareholders' equity (deficit)	1,296	(723)

Total liabilities and shareholders' equity (deficit)	$12,153	$10,046
(1)
The condensed consolidated balance sheet at May 31, 2016 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these
condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	Feb. 28,	Feb. 29,	Feb. 28,	Feb. 29,
	2017	2016	2017	2016
Net sales	$2,681	$1,677	$12,215	$12,930
Cost of sales	2,178	1,508	8,043	7,687
Gross profit	503	169	4,172	5,243

Operating expenses:
Selling, general and administrative	1,724	1,695	5,147	5,253
Research and development	1,248	1,293	3,348	3,278
Total operating expenses	2,972	2,988	8,495	8,531

Loss from operations	(2,469)	(2,819)	(4,323)	(3,288)

Interest expense	(178)	(165)	(537)	(437)
Other (expense) income, net	(2)	(24)	38	7

Loss before income tax (expense) benefit	(2,649)	(3,008)	(4,822)	(3,718)
Income tax (expense) benefit	(2)	33	(36)	(11)
Net loss	(2,651)	(2,975)	(4,858)	(3,729)

Less: Net income attributable to the noncontrolling interest	--	--	--	--

Net loss attributable to Aehr Test Systems common shareholders	$(2,651)	$(2,975)	$(4,858)	$(3,729)

Net loss per share
Basic and Diluted	$(0.16)	$(0.23)	$(0.32)	$(0.29)

Shares used in per share calculations:
Basic and Diluted	16,672	13,164	15,411	13,058

The accompanying notes are an integral part of these
condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	Feb. 28,	Feb. 29,	Feb. 28,	Feb. 29,
	2017	2016	2017	2016

Net loss	$(2,651)	$(2,975)	$(4,858)	$(3,729)

Other comprehensive income (loss), net of tax:
Net change in cumulative translation adjustments	2	23	(46)	(19)

Total comprehensive loss	(2,649)	(2,952)	(4,904)	(3,748)
Less: Comprehensive (loss) income attributable to the noncontrolling interest	--	(1)	1	(1)

Comprehensive loss, attributable to Aehr Test Systems common shareholders	$(2,649)	$(2,951)	$(4,905)	$(3,747)

The accompanying notes are an integral part of these
condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	February 28,	February 29,
	2017	2016
Cash flows from operating activities:
Net loss	$(4,858)	$(3,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	791	786
Provision for doubtful accounts	16	8
Amortization of debt issuance costs	133	126
Depreciation and amortization	195	123
Changes in operating assets and liabilities:
Accounts receivable	(1,119)	(592)
Inventories	197	(275)
Prepaid expenses and other assets	(100)	(34)
Accounts payable	726	1,068
Accrued expenses	325	434
Customer deposits and deferred revenue	(797)	(2,597)
Income taxes payable	23	(25)
Net cash used in operating activities	(4,468)	(4,707)

Cash flows from investing activities:
Purchases of property and equipment	(219)	(890)
Net cash used in investing activities	(219)	(890)

Cash flows from financing activities:
Line of credit borrowings (repayments), net	--	2,000
Proceeds from issuance of common stock under private placement, net of issuance costs	5,299	--
Proceeds from issuance of common stock under employee plans, net of taxes paid related to share settlement of equity awards	510	460
Net cash provided by financing activities	5,809	2,460

Effect of exchange rates on cash and cash equivalents	(22)	82

Net increase (decrease) in cash and cash equivalents	1,100	(3,055)

Cash and cash equivalents, beginning of period	939	5,527

Cash and cash equivalents, end of period	$2,039	$2,472

Supplemental disclosure of non-cash flow information:
Net change in capitalized share-based compensation	$--	$(20)
Fair value of common stock issued to settle accounts payable	$323	$--
Transfer of property and equipment to inventories	$372	$--

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

    SIGNIFICANT ACCOUNTING POLICIES. The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2016.  There have been no changes in our significant accounting policies during the nine months ended February 28, 2017.

2. STOCK-BASED COMPENSATION

    Stock-based compensation expense consists of expenses for stock options, restricted stock units, or RSUs, and employee stock purchase plan, or ESPP, purchase rights. Stock-based compensation cost for stock options and ESPP purchase rights are measured at each grant date, based on the fair value of the award using the Black-Scholes option valuation model, and is recognized as expense over the employee’s requisite service period. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different from those of publicly traded options. For RSUs, stock-based compensation cost is based on the fair value of the Company’s common stock at the grant date. All of the Company’s stock-based compensation is accounted for as equity instruments. See Notes 10 and 11 in the Company’s Annual Report on Form 10-K for fiscal 2016 filed on August 29, 2016 for further information regarding the 2006 Equity Incentive Plan and the 2006 Employee Stock Purchase Plan.

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

    The following table summarizes the stock-based compensation expense related to the Company’s stock-based incentive plans for the three and nine months ended February 28, 2017 and February 29, 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	Feb. 28,	Feb. 29,	Feb. 28,	Feb. 29,
	2017	2016	2017	2016
Stock-based compensation in the form of employee stock options, RSUs and ESPP purchase rights, included in:
Cost of sales	$22	$20	$69	$62
Selling, general and administrative	187	145	575	569
Research and development	48	48	147	155
Total stock-based compensation	$257	$213	$791	$786

    As of February 28, 2017 and February 29, 2016, there were no stock-based compensation costs capitalized as part of inventory.

    During the three months ended February 28, 2017 and February 29, 2016, the Company recorded stock-based compensation related to stock options and RSUs of $232,000 and $190,000, respectively. During the nine months ended February 28, 2017 and February 29, 2016, the Company recorded stock-based compensation related to stock options and RSUs of $695,000 and $708,000, respectively.

    As of February 28, 2017, the total compensation cost related to unvested stock-based awards under the Company’s 2006 and 2016 Equity Incentive Plans, but not yet recognized, was approximately $1,081,000, which is net of estimated forfeitures of $3,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.4 years.

    During the three months ended February 28, 2017 and February 29, 2016, the Company recorded stock-based compensation related to the ESPP of $25,000 and $23,000, respectively. During the nine months ended February 28, 2017 and February 29, 2016, the Company recorded stock-based compensation related to the ESPP of $96,000 and $78,000, respectively.

    As of February 28, 2017, the total compensation cost related to purchase rights under the ESPP but not yet recognized was approximately $52,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 0.8 years.

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

    Fair Value. The fair value of the Company’s stock options granted to employees for the three months ended February 29, 2016 and nine months ended February 28, 2017 and February 29, 2016 were estimated using the following weighted average assumptions in the Black-Scholes option valuation model:

	Three Months Ended	Nine Months Ended
	Feb. 29,	Feb. 28,	Feb. 29,
	2016	2017	2016

Expected term (in years)	4	4	4
Volatility	0.80	0.81	0.86
Risk-free interest rates	1.23%	1.02%	1.21%
Weighted average grant date fair value	$0.80	$1.09	$1.31

    There were no stock options granted to employees for the three months ended February 28, 2017.

    During the three and nine months ended February 28, 2017, RSUs were granted for 19,000 and 157,000 shares, respectively. The weighted average market value per share of the RSUs issued for the three and nine months ended February 28, 2017 was $2.46 and $1.78, respectively.

    There were no ESPP purchase rights granted during the three and nine months ended February 28, 2017 and February 29, 2016. Total ESPP shares issued during the nine months ended February 28, 2017 and February 29, 2016 were 65,000 and 36,000 shares, respectively. As of February 28, 2017, there were 467,000 ESPP shares available for issuance.

The following tables summarize the Company’s stock option and RSU transactions during the three and nine months ended February 28, 2017 (in thousands):

Available
Shares
Balance, May 31, 2016	1,847

Options granted	(318)
RSUs granted	(138)
Shares cancelled	46

Balance, August 31, 2016	1,437

Additional shares reserved	2,238
Options granted	(50)
Shares cancelled	1
2006 Plan available shares expired	(1,438)

Balance, November 30, 2016	2,188

RSUs granted	(19)

Balance, February 28, 2017	2,169

    The following table summarizes the stock option transactions during the three and nine months ended February 28, 2017 (in thousands, except per share data):

	Outstanding Options
		Weighted
	Number	Average	Aggregate
	of	Exercise	Intrinsic
	Shares	Price	Value
Balances, May 31, 2016	3,201	$1.66	$189

Options granted	318	$1.68
Options cancelled	(46)	$1.40
Options exercised	(91)	$1.32

Balances, August 31, 2016	3,382	$1.67	$2,694

Options granted	50	$2.81
Options cancelled	(1)	$2.08
Options exercised	(202)	$1.22

Balances, November 30, 2016	3,229	$1.72	$4,099

Options exercised	(72)	$1.60

Balances, February 28, 2017	3,157	$1.72	$11,101

Options fully vested and expected to vest at February 28, 2017	3,113	$1.72	$10,961

    The options outstanding and exercisable at February 28, 2017 were in the following exercise price ranges (in thousands, except per share data):

	Options Outstanding at February 28, 2017			Options Exercisable at February 28, 2017
Range of Exercise Prices	Number Outstanding Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.59-$0.97	514	2.03	$0.66	514	2.03	$0.66
$1.09-$1.40	847	2.66	$1.28	796	2.60	$1.28
$1.68-$2.06	546	5.38	$1.77	264	4.40	$1.86
$2.10-$2.81	1,250	4.78	$2.44	792	4.68	$2.45
$0.59-$2.81	3,157	3.87	$1.72	2,366	3.37	$1.60	$ 8,608

    The total intrinsic value of options exercised during the three and nine months ended February 28, 2017 was $154,000 and $564,000, respectively. The total intrinsic value of options exercised during the nine months ended February 29, 2016 was $185,000. There were no options exercised in the three months ended February 29, 2016. The weighted average remaining contractual life of the options exercisable and expected to be exercisable at February 28, 2017 was 3.85 years.

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

    The following table presents the computation of basic and diluted net loss per share attributable to the Company’s common shareholders (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	Feb. 28,	Feb. 29,	Feb. 28,	Feb. 29,
	2017	2016	2017	2016

Numerator: Net loss	$(2,651)	$(2,975)	$(4,858)	$(3,729)

Denominator for basic net loss per share:
Weighted-average shares outstanding	16,672	13,164	15,411	13,058

Shares used in basic net loss per share calculation	16,672	13,164	15,411	13,058
Effect of dilutive securities	--	--	--	--

Denominator for diluted net loss per share	16,672	13,164	15,411	13,058

Basic net loss per share	$(0.16)	$(0.23)	$(0.32)	$(0.29)
Diluted net loss per share	$(0.16)	$(0.23)	$(0.32)	$(0.29)

    For the purpose of computing diluted earnings per share, the weighted average number of potential common shares does not include stock options with an exercise price greater than the average fair value of the Company’s common stock for the period, as the effect would be anti-dilutive. In the three and nine months ended February 28, 2017 and February 29, 2016, potential common shares have not been included in the calculation of diluted net loss per share as the effect would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for these periods are the same. Stock options to purchase 3,157,000 shares of common stock, RSUs for 34,000 shares and ESPP rights to purchase 253,000 ESPP shares were outstanding as of February 28, 2017 but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive. Stock options to purchase 3,286,000 shares of common stock and ESPP rights to purchase 131,000 ESPP shares were outstanding as of February 29, 2016 but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive.

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

Level 3 - instrument valuations are obtained without observable market values and require a high level of judgment to determine the fair value.

    The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of February 28, 2017 (in thousands):

	Balance as of
	February 28, 2017	Level 1	Level 2	Level 3
Money market funds	$804	$804	$--	$--
Certificate of deposit	50	--	50	--
Assets	$854	$804	$50	$--

    The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of May 31, 2016 (in thousands):

	Balance as of
	May 31, 2016	Level 1	Level 2	Level 3
Money market funds	$1	$1	$--	$--
Certificate of deposit	50	--	50	--
Assets	$51	$1	$50	$--

    There were no financial liabilities measured at fair value as of February 28, 2017 and May 31, 2016.

    There were no transfers between Level 1 and Level 2 fair value measurements during the three and nine months ended February 28, 2017 and February 29, 2016.

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

5. ACCOUNTS RECEIVABLE, NET

Accounts receivable represent customer trade receivables and is presented net of allowances for doubtful accounts of $24,000 at February 28, 2017 and $8,000 at May 31, 2016. Accounts receivable are derived from the sale of products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies. The Company’s allowance for doubtful accounts is based upon historical experience and review of trade receivables by aging category to identify specific customers with known disputes or collection issues. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received.

6. INVENTORIES

    Inventories are comprised of the following (in thousands):

	February 28,	May 31,
	2017	2016
Raw materials and sub-assemblies	$3,330	$2,839
Work in process	3,636	4,151
Finished goods	241	43
	$7,207	$7,033

7. SEGMENT INFORMATION

    The Company operates in one reportable segment: the design, manufacture and marketing of advanced test and burn-in products to the semiconductor manufacturing industry.

    The following presents information about the Company’s operations in different geographic areas. Net sales are based upon ship-to location (in thousands).

	United
	States	Asia	Europe	Total
Three months ended February 28, 2017:
Net sales	$546	$2,017	$118	$2,681
Property and equipment, net	808	39	14	861

Nine months ended February 28, 2017:
Net sales	$5,419	$6,183	$613	$12,215
Property and equipment, net	808	39	14	861

Three months ended February 29, 2016:
Net sales	$1,235	$380	$62	$1,677
Property and equipment, net	1,200	38	13	1,251

Nine months ended February 29, 2016:
Net sales	$2,460	$9,529	$941	$12,930
Property and equipment, net	1,200	38	13	1,251

    The Company’s Japanese and German subsidiaries primarily comprise the foreign operations. Substantially all of the sales of the subsidiaries are made to unaffiliated Japanese or European customers. Net sales from outside the United States include those of Aehr Test Systems Japan K.K. and Aehr Test Systems GmbH.

    Sales to the Company’s five largest customers accounted for approximately 98% and 95% of its net sales in the three and nine months ended February 28, 2017, respectively. One customer accounted for approximately 91% of the Company’s net sales in the three months ended February 28, 2017. Three customers accounted for approximately 59%, 15% and 13% of the Company’s net sales in the nine months ended February 28, 2017. Sales to the Company’s five largest customers accounted for approximately 93% and 94% of its net sales in the three and nine months ended February 29, 2016, respectively. Two customers accounted for approximately 45% and 37% of the Company’s net sales in the three months ended February 29, 2016. Two customers accounted for approximately 48% and 29% of the Company’s net sales in the nine months ended February 29, 2016. No other customers represented more than 10% of the Company’s net sales in the nine months ended February 28, 2017 and February 29, 2016.

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

    The following is a summary of changes in the Company's liability for product warranties during the three and nine months ended February 28, 2017 and February 29, 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	Feb. 28,	Feb. 29,	Feb. 28,	Feb. 29,
	2017	2016	2017	2016

Balance at the beginning of the period	$72	$305	$155	$137

Accruals for warranties issued during the period	37	2	48	239
Accruals and adjustments (change in estimates) related to pre-existing warranties during the period	--	--	(54)	--
Settlement made during the period (in cash or in kind)	(23)	(154)	(63)	(223)

Balance at the end of the period	$86	$153	$86	$153

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

10. CUSTOMER DEPOSITS AND DEFERRED REVENUE, SHORT-TERM

    Customer deposits and deferred revenue, short-term (in thousands):

	February 28,	May 31,
	2017	2016
Customer deposits	$689	$540
Deferred revenue	323	1,174
	$1,012	$1,714

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

    The Convertible Notes bear interest at an annual rate of 9.0% and will mature on April 10, 2019 unless repurchased or converted prior to that date. Interest is payable quarterly on March 1, June 1, September 1 and December 1 of each year. Debt issuance costs of $356,000, which are being accreted over the term of the original loan using the effective interest rate method, were offset against the loan balance. During the three and nine months ended February 28, 2017, $44,000 and $133,000, respectively, of amortization costs were recognized as interest expense. Unamortized debt issuance costs of $15,000 were offset against the loan balance at February 28, 2017.

    The conversion price for the Convertible Notes is $2.30 per share and is subject to adjustment upon the occurrence of certain specified events. Holders may convert all or any part of the principal amount of their Convertible Notes in integrals of $10,000 at any time prior to the maturity date. Upon conversion, the Company will deliver shares of its common stock to the holder of Convertible Notes electing such conversion. The Company may not redeem the Convertible Notes prior to maturity.

    On April 14, 2016, $900,000 drawn against the Credit Facility was converted to Convertible Notes. On July 17, 2016, $1,100,000 drawn against the Credit Facility was converted to Convertible Notes. At February 28, 2017 there was no remaining balance available on the Credit Facility.

    The Company’s obligations under the Purchase Agreement are secured by substantially all of the assets of the Company.

    Long-term debt, net of debt issuance costs (in thousands):

	February 28,	May 31,
	2017	2016
Principal	$6,110	$6,110
Unamortized debt issuance costs	(15)	(148)
	$6,095	$5,962

12. EQUITY

    On August 8, 2016 the Company issued 200,000 shares of its common stock to Semics Inc., a semiconductor test equipment provider that produces fully automatic wafer probe systems, in consideration for cancellation of an outstanding invoice of $323,000 for capital equipment.

    On September 28, 2016, the Company sold 2,721,540 shares of its common stock in a private placement transaction to certain institutional and accredited investors. The purchase price per share of the common stock sold in the private placement was $2.15, resulting in gross proceeds to the Company of $5,851,000, before offering expenses. The net proceeds after offering expenses were $5,299,000.

13. RECENT ACCOUNTING PRONOUNCEMENTS

    In May 2014, as part of its ongoing efforts to assist in the convergence of GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued an accounting standards update related to revenue from contracts with customers. This standard sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The standard provides alternative methods of initial adoption and will become effective for the Company beginning in the first quarter of fiscal 2019. The FASB has issued several updates to the standard which i) defer the original effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017. ii) clarify the application of the principal versus agent guidance. and iii) clarify the guidance on inconsequential and perfunctory promises and licensing. In May 2016, the FASB issued an update to address certain narrow aspects of the guidance including collectibility criterion, collection of sales taxes from customers, noncash consideration, contract modifications and completed contracts. This issuance does not change the core principle of the guidance in the initial topic issued in May 2014. In December 2016, the FASB issued updated guidance regarding revenue from contracts with customers. Some topics that could impact the Company include corrections and improvements around the following: contract costs impairment testing, disclosure of remaining performance obligations and prior period obligations, contract modifications, and contract asset versus receivable. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report and with our Annual Report on Form 10-K for the fiscal year ended May 31, 2016 and the consolidated financial statements and notes thereto.

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

    There have been no material changes to our critical accounting policies and estimates during the nine months ended February 28, 2017 compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2016.

RESULTS OF OPERATIONS

    The following table sets forth items in the Company’s unaudited condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

	Three Months Ended		Nine Months Ended
	Feb. 28,	Feb. 29,	Feb. 28,	Feb. 29,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.2	89.9	65.8	59.5
Gross profit	18.8	10.1	34.2	40.5

Operating expenses:
Selling, general and administrative	64.3	101.1	42.1	40.6
Research and development	46.6	77.1	27.5	25.3
Total operating expenses	110.9	178.2	69.6	65.9

Loss from operations	(92.1)	(168.1)	(35.4)	(25.4)

Interest expense	(6.6)	(9.8)	(4.4)	(3.4)
Other (expense) income, net	(0.1)	(1.5)	0.3	--

Loss before income tax (expense) benefit	(98.8)	(179.4)	(39.5)	(28.8)

Income tax (expense) benefit	(0.1)	2.0	(0.3)	--
Net loss	(98.9)	(177.4)	(39.8)	(28.8)
Less: Net income attributable to the noncontrolling interest	--	--	--	--

Net loss attributable to Aehr Test Systems common shareholders	(98.9)%	(177.4)%	(39.8)%	(28.8)%

THREE MONTHS ENDED FEBRUARY 28, 2017 COMPARED TO THREE MONTHS ENDED FEBRUARY 29, 2016

    NET SALES. Net sales increased to $2.7 million for the three months ended February 28, 2017 from $1.7 million for the three months ended February 29, 2016, an increase of 59.9%. The increase in net sales for the three months ended February 28, 2017 resulted primarily from an increase in net sales of the Company’s Test During Burn-in (TDBI) products, partially offset by a decrease in net sales of the Company’s wafer-level products. Net sales of the Company’s TDBI products for the three months ended February 28, 2017 were $2.5 million, and increased approximately $1.7 million from the three months ended February 29, 2016. Net sales of the Company’s wafer-level products for the three months ended February 28, 2017 were $0.1 million, and decreased approximately $0.8 million from the three months ended February 29, 2016.

    GROSS PROFIT. Gross profit consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Gross profit increased to $0.5 million for the three months ended February 28, 2017 from $0.2 million for the three months ended February 29, 2016, an increase of 197.6%. Gross profit margin increased to 18.8% for the three months ended February 28, 2017 from 10.1% for the three months ended February 29, 2016. The lower gross profit margin for the three months ended February 29, 2016 was primarily due to a higher level of inventory reserves recorded and  was also impacted by higher unabsorbed overhead charged to cost of goods due to lower manufacturing and revenue levels in the quarter.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative, or SG&A, expenses consist primarily of salaries and related costs of employees, commission expenses to independent sales representatives, product promotion and other professional services. SG&A expenses were flat at $1.7 million for the three months ended February 28, 2017 compared with the three months ended February 29, 2016.

    RESEARCH AND DEVELOPMENT. Research and development, or R&D, expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expenses decreased to $1.2 million for the three months ended February 28, 2017 from $1.3 million for the three months ended February 29, 2016, a decrease of 3.5%. The decrease in R&D expenses was primarily due to a decrease in project expenses.

    INTEREST EXPENSE. Interest expenses were $178,000 and $165,000 for the three months ended February 28, 2017 and February 29, 2016, respectively. The increase in interest expense in the three months ended February 28, 2017 was primarily due to higher average borrowings.

    OTHER (EXPENSE) INCOME, NET. Other expense, net was $2,000 and $24,000 for the three months ended February 28, 2017 and February 29, 2016, respectively. The change in other expense was due primarily to losses realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

    INCOME TAX (EXPENSE) BENEFIT. Income tax expense was $2,000 for the three months ended February 28, 2017 compared with income tax benefit of $33,000 for the three months ended February 29, 2016. The income tax benefit in the three months ended February 29, 2016 was due to a reversal of tax liabilities previously established for uncertain tax positions, which were no longer required.

NINE MONTHS ENDED FEBRUARY 28, 2017 COMPARED TO NINE MONTHS ENDED FEBRUARY 29, 2016

    NET SALES. Net sales decreased to $12.2 million for the nine months ended February 28, 2017 from $12.9 million for the nine months ended February 29, 2016, a decrease of 5.5%. The decrease in net sales for the nine months ended February 28, 2017 resulted primarily from a decrease in net sales of the Company’s wafer-level products, partially offset by an increase in net sales of the Company’s TDBI products. Net sales of the Company’s wafer-level products for the nine months ended February 28, 2017 were $4.3 million, and decreased approximately $3.9 million from the nine months ended February 29, 2016. Net sales of the Company’s TDBI products for the nine months ended February 28, 2017 were $7.8 million, and increased approximately $3.1 million from the nine months ended February 29, 2016.

    GROSS PROFIT. Gross profit decreased to $4.2 million for the nine months ended February 28, 2017 from $5.2 million for the nine months ended February 29, 2016, a decrease of 20.4%. Gross profit margin decreased to 34.2% for the nine months ended February 28, 2017 from 40.5% for the nine months ended February 29, 2016. The higher gross profit margin for the nine months ended February 29, 2016 was primarily the result of the sale of systems which included previously written-down material.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses decreased to $5.1 million for the nine months ended February 28, 2017 from $5.3 million for the nine months ended February 29, 2016, a decrease of 2.0%. The decrease in SG&A expenses was primarily due to the decrease in sales commissions to outside sales representatives.

    RESEARCH AND DEVELOPMENT. R&D expenses were flat at $3.3 million for the nine months ended February 28, 2017 compared with the nine months ended February 29, 2016.

    INTEREST EXPENSE. Interest expense was $537,000 for the nine months ended February 28, 2017 compared with $437,000 for the nine months ended February 29, 2016. The increase in interest expense in the nine months ended February 28, 2017 was primarily due to higher average borrowings.

    OTHER (EXPENSE) INCOME, NET. Other income, net was $38,000 and $7,000 for the nine months ended February 28, 2017 and February 29, 2016, respectively. The change in other income was due primarily to gains realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

    INCOME TAX (EXPENSE) BENEFIT. Income tax expenses were $36,000 and $11,000 for the nine months ended February 28, 2017 and February 29, 2016, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was $4.5 million and $4.7 million for the nine months ended February 28, 2017 and February 29, 2016, respectively. For the nine months ended February 28, 2017, net cash used in operating activities was primarily the result of net loss of $4.9 million, as adjusted to exclude the effect of non-cash charge of stock-based compensation expense of $0.8 million. Net cash used in operations was also impacted by an increase in accounts receivable of $1.1 million, partially offset by an increase in accounts payable of $0.7 million. The increase in accounts receivable was primarily due to large shipments toward the end of February 28, 2017. The increase in accounts payable was primarily due to inventory purchases to support future shipments. For the nine months ended February 29, 2016, net cash used in operating activities was primarily the result of net loss of $3.7 million, as adjusted to exclude the effect of non-cash charge of stock-based compensation expense of $0.8 million, as well as a decrease in customer deposits and deferred revenue of $2.6 million and an increase in accounts payable of $1.1 million. The decrease in customer deposits and deferred revenue was primarily due to the shipments of customer orders with down payments. The increase in accounts payable was primarily due to higher expenditures associated with higher revenue.

    Net cash used in investing activities was $219,000 and $890,000 for the nine months ended February 28, 2017 and February 29, 2016, respectively. Net cash used in investing activities for the nine months ended February 28, 2017 was due to the purchases of property and equipment. Net cash used in investing activities for the nine months ended February 29, 2016 was due to the purchases of property and equipment for our capital and infrastructure improvement plan to showcase our products and to enhance our manufacturing capabilities in preparation for increased demand.

    Financing activities provided cash of $5.8 million and $2.5 million for the nine months ended February 28, 2017 and February 29, 2016, respectively. Net cash provided by financing activities during the nine months ended February 28, 2017 was due primarily to the net proceeds of $5.3 million from the sale of our common stock in a private placement transaction to certain institutional and accredited investors that closed on September 28, 2016 and $0.5 million in proceeds from the issuance of common stock under employee plans. Net cash provided by financing activities during the nine months ended February 29, 2016 was due to $2.0 million borrowing from line of credit and $0.5 million in proceeds from the issuance of common stock under employee plans.

    The effect of fluctuation in exchange rates used cash of $22,000 for the nine months ended February 28, 2017 and provided cash of $82,000 for the nine months ended February 29, 2016. The change between cash used and cash provided was due to the fluctuation in the value of the dollar compared to foreign currencies.

    As of February 28, 2017 and May 31, 2016, the Company had working capital of $6.5 million and $4.1 million, respectively. Working capital consists of cash and cash equivalents, accounts receivable, inventory and other current assets, less current liabilities.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The Company had no holdings of derivative financial or commodity instruments as of February 28, 2017 or May 31, 2016.

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

    Continued market acceptance of the ABTS family, first introduced in fiscal 2008, is subject to a number of risks. It is important that we achieve customer acceptance, customer satisfaction and increased market acceptance as we add new features and enhancements to the ABTS product. To date, the Company has shipped ABTS systems to customers worldwide for use in both reliability and production applications. The Company has recognized a weakening of ABTS product sales last fiscal year. The failure of the ABTS family to increase revenues above current levels would have a material adverse effect on our future operating results.

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

    Periodic global economic and semiconductor industry downturns have negatively affected and could continue to negatively affect our business, results of operations, and financial condition. Financial turmoil in the banking system and financial markets has resulted, and may result in the future, in a tightening of the credit markets, disruption in the financial markets and global economy downturn. These events may contribute to significant slowdowns in the industry in which we operate. Difficulties in obtaining capital and deteriorating market conditions can pose the risk that some of our customers may not be able to obtain necessary financing on reasonable terms, which could result in lower sales. Customers with liquidity issues may lead to additional bad debt expense.

    Turmoil in the international financial markets has resulted, and may result in the future, in dramatic currency devaluations, stock market declines, restriction of available credit and general financial weakness. In addition, flash memory and other device prices have historically declined, and will likely do so again in the future. These developments may affect us in several ways. The market for semiconductors and semiconductor capital equipment has historically been cyclical, and we expect this to continue in the future. The uncertainty of the semiconductor market may cause some manufacturers in the future to further delay capital spending plans. Economic conditions may also affect the ability of our customers to meet their payment obligations, resulting in cancellations or deferrals of existing orders and limiting additional orders. In addition, some governments have subsidized portions of fabrication facility construction, and financial turmoil may reduce these governments’ willingness to continue such subsidies. Such developments could have a material adverse effect on our business, financial condition and results of operations.

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

    Our suppliers manufacture components, tooling, and provide engineering services. During this process, our suppliers are allowed access to our intellectual property. While we maintains patents to protect from intellectual property infringement, there can be no assurance that technological information gained in the manufacture of our products will not be used to develop a new product, improve processes or techniques which compete against our products. Litigation may be necessary to enforce or determine the validity and scope of our proprietary rights, and there can be no assurance that our intellectual property rights, if challenged, will be upheld as valid.

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

Aehr Test Systems (Registrant)

Date: April 6, 2017	By:	/s/ GAYN ERICKSON
Gayn Erickson
President and Chief Executive Officer

Date: April 6, 2017	By:	/s/ KENNETH B. SPINK
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