Form 10-K
period 2017-05-31
AEHR TEST SYSTEMS
filed 2017-08-29
CIK 1040470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended May 31, 2017
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

Yes [X] No [ ]

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Emerging growth company [ ]

     If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

     The aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates of the registrant, based upon the closing price of $2.99 on November 30, 2016, as reported on the NASDAQ Capital Market, was $39,151,174. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock (other than such persons of whom the Registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

     The number of shares of registrant’s common stock, par value $0.01 per share, outstanding at July 31, 2017 was 21,417,011.

AEHR TEST SYSTEMS

FORM 10-K
FISCAL YEAR ENDED MAY 31, 2017

TABLE OF CONTENTS

PART I

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

PART I

Item 1. Business

THE COMPANY

    Aehr Test was incorporated in the state of California on May 25, 1977. We develop, manufacture and sell systems which are designed to reduce the cost of testing and to perform reliability screening, or burn-in, of complex logic devices, memory ICs, sensors and optical devices. These systems can be used to simultaneously perform parallel testing and burn-in of packaged integrated circuits, or ICs, singulated bare die or ICs still in wafer form. Increased quality and reliability needs of the Automotive, Mobility and flash memory integrated circuit markets are driving additional testing requirements, capacity needs and opportunities for Aehr Test products in package and wafer level testing. Leveraging its expertise as a long-time leading provider of burn-in equipment, with over 2,500 systems installed worldwide, the Company has developed and introduced several innovative product families, including the ABTSTM and FOXTM systems, the WaferPakTM cartridge and the DiePak® carrier. The latest ABTS family of packaged part burn-in and test systems can perform test during burn-in of complex devices, such as digital signal processors, microprocessors, microcontrollers and systems-on-a-chip, and offers individual temperature control for high-power advanced logic devices. The FOX systems are full wafer contact parallel test and burn-in systems designed to make contact with all pads of a wafer simultaneously, thus enabling full wafer parallel test and burn-in. The WaferPak cartridge includes a full-wafer probe card for use in testing wafers in FOX systems. The DiePak carrier is a reusable, temporary package that enables IC manufacturers to perform cost-effective final test and burn-in of singulated bare die or very small multi-IC modules.

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

    FULL WAFER CONTACT SYSTEMS

    The FOX-1P full wafer parallel test system, introduced in October 2014, is designed for massively parallel test of devices at wafer level. The FOX-1P system is designed to make electrical contact to and test all of the die on a wafer in a single touchdown. The FOX-1P test head and WaferPak contactor are compatible with industry-standard 300 mm wafer probers which provide the wafer handling and alignment automation for the FOX-1P system. The FOX-1P pattern generator is designed to functionally test industry-standard memory devices such as flash and DRAMs, plus it is optimized to test memory or logic ICs that incorporate design for testability, or DFT, and built-in self-test, or BIST. The FOX-1P universal per-pin architecture to provide per-pin electronics and per-device power supplies is tailored to full-wafer functional test. The Company believes that the FOX-1P system can significantly reduce the cost of testing IC wafers. The Company’s FOX-1P system was partially funded through a development agreement with a leading semiconductor manufacturer. The Company has received the first production order of this new system and shipped the first system in July 2016.

    The FOX-XP test and burn-in system, introduced in July 2016, is designed for devices in wafer, singulated die, and module form that require test and burn-in times typically measured in hours. The FOX-XP system can test and burn in up to 18 wafers at a time. For high reliability applications, such as automotive, mobile devices, sensors, and SSDs, the FOX-XP system is a cost-effective solution for producing tested and burned-in die for use in multi-chip packages. Using Known-Good Die, or KGD, which are fully burned-in and tested die, in multi-chip packages helps assure the reliability of the final product and lowers costs by increasing the yield of high-cost multi-chip packages. Wafer-level burn-in and test enables lower cost production of KGD for multi-chip modules, 3-D stacked packages and systems-in-a-package. The FOX-XP system has been extended for burn-in and test of small multi-die modules by using DiePak carriers. The DiePak carrier with its multi-module sockets and high wattage dissipation capabilities has a capacity of hundreds of modules, much higher than the capacity of a traditional burn-in system with traditional single-die sockets and heat sinks. This capability was introduced in March 2017.

    The FOX-15 full wafer parallel test system, the predecessor to the FOX-XP system, was introduced in October 2007 and was designed for full-wafer test and burn-in. The FOX-15 system is nearing the end of its lifecycle and limited shipments are expected in the future.

    One of the key components of the FOX systems is the patented WaferPak cartridge system. The WaferPak cartridge contains a full-wafer single-touchdown probe card which is easily removable from the system. Traditional probe cards contact only a portion of the wafer, requiring multiple touchdowns to test the entire wafer. The unique design is intended to accommodate a wide range of contactor technologies so that the contactor technology can evolve along with the changing requirements of the customer’s wafers. The WaferPak cartridges are custom designed for each device type, each of which has a typical lifetime of 2 to 7 years, depending on the application. Therefore, multiple sets of WaferPak cartridges could be purchased over the life of a FOX system.

    A key new component of the FOX-XP systems is the patent-pending DiePak carrier system. The DiePak carrier contains many multi-module sockets with very fine-pitch probes which are easily removable from the system. Traditional sockets contact only a single device, requiring multiple large numbers of sockets and burn-in boards to test a production lot of devices. The unique design is intended to accommodate a wide range of socket sizes and densities so that the DiePak carrier technology can evolve along with the changing requirements of the customer’s devices. The DiePak carriers are custom designed for each device type, each of which has a typical lifetime of 2 to 7, years depending on the application. Therefore, multiple sets of DiePak carriers could be purchased over the life of a FOX-XP system.

    Another key component of our FOX-XP and FOX-15 test cell is the WaferPak Aligner. The WaferPak Aligner performs automatic alignment of the customer’s wafer to the WaferPak cartridge so that the wafer can be tested and burned-in by the FOX-XP and FOX-15 systems. Typically one WaferPak Aligner can support several FOX-XP or FOX-15 systems.

    Similar to the WaferPak Aligner for WaferPak cartridges, Aehr Test offers a DiePak Loader for DiePak carriers. The DiePak Loader performs automatic loading of the customer’s modules to the DiePak carrier so that the modules can be tested and burned-in by the FOX-XP system. Typically one DiePak Loader can support several FOX-XP systems.

    The full wafer contact systems product category accounted for approximately 51%, 60% and 31% of the Company’s net sales in fiscal 2017, 2016 and 2015, respectively.

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

    This packaged part systems product category accounted for approximately 49%, 40% and 65% of the Company’s net sales in fiscal 2017, 2016 and 2015, respectively.

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

    The Company’s single and multi-die DiePak product line includes a family of reusable, temporary die carriers and associated sockets that enable the test and burn-in of bare die and modules. The singulated die DiePak carriers offer cost-effective solutions for providing KGD for most types of ICs, including memory, microcontroller and microprocessor devices. The DiePak carrier consists of an interconnect substrate, which provides an electrical connection between the die pads and the socket contacts, and a mechanical support system. The substrate is customized for each IC product. The single and multi-die DiePak carriers come in several different versions, designed to handle ICs ranging from low pin count sensors, to high pin count microprocessors.

    The Company has received patents or applied for patents on certain features of the FOX, ABTS and MAX4 test fixtures. The Company has licensed or authorized several other companies to provide MAX4 BIBs from which the Company receives royalties. Royalties and revenue for the test fixtures product category accounted for less than 5% of net sales in fiscal 2017, 2016 and 2015.

CUSTOMERS

    The Company markets and sells its products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies.

    Sales to the Company’s five largest customers accounted for approximately 93%, 94%, and 79% of its net sales in fiscal 2017, 2016 and 2015, respectively. During fiscal 2017, Texas Instruments Incorporated, or Texas Instruments, STMicroelectronics, Inc., Intel, and Cypress Semiconductor, accounted for approximately 45%, 19%, 17% and 10%, respectively, of the Company’s net sales. During fiscal 2016, Apple and Texas Instruments accounted for approximately 47% and 32%, respectively, of the Company’s net sales. During fiscal 2015, Texas Instruments, and Micronas GMBH, or Micronas, accounted for approximately 45% and 11%, respectively, of the Company’s net sales. No other customers accounted for more than 10% of the Company’s net sales for any of these periods. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. In addition, sales to particular customers may fluctuate significantly from quarter to quarter. Such fluctuations may result in changes in utilization of the Company’s facilities and resources. The loss of or reduction or delay in orders from a significant customer or a delay in collecting or failure to collect accounts receivable from a significant customer could materially and adversely affect the Company’s business, financial condition and operating results.

MARKETING, SALES AND CUSTOMER SUPPORT

    The Company has sales and service operations in the United States, Japan, Germany and Taiwan, dedicated service resources in China, South Korea, and the Philippines, and has established a network of distributors and sales representatives in certain key parts of the world. See “REVENUE RECOGNITION” in Item 7 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion of the Company’s relationship with distributors, and its effects on revenue recognition.

    The Company’s customer service and support program includes system installation, system repair, applications engineering support, spare parts inventories, customer training and documentation. The Company has applications engineering and field service personnel located near and sometimes co-located at our customers and includes resources at the corporate headquarters in Fremont, California, at customer locations in Texas, at the Company’s subsidiaries in Japan and Germany, at its branch office in Taiwan, and also through 3rd party agreements in China, South Korea, and the Philippines. The Company’s distributors provide applications and field service support in other parts of the world. The Company customarily provides a warranty on its products. The Company offers service contracts on its systems directly and through its subsidiaries, distributors and representatives. The Company maintains customer support personnel in the Philippines, China and South Korea. The Company believes that maintaining a close relationship with customers and providing them with ongoing engineering support improves customer satisfaction and will provide the Company with a competitive advantage in selling its products to the Company’s customers.

BACKLOG

    At May 31, 2017, the Company’s backlog was $12.7 million compared with $5.3 million at May 31, 2016. The Company’s backlog consists of product orders for which confirmed purchase orders have been received and which are scheduled for shipment within 12 months. Due to the possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments or development projects, the Company’s backlog as of a particular date may not be indicative of net sales for any succeeding period.

RESEARCH AND PRODUCT DEVELOPMENT

    The Company historically has devoted a significant portion of its financial resources to research and development programs and expects to continue to allocate significant resources to these efforts. Certain research and development expenditures related to non-recurring engineering milestones have been transferred to cost of goods sold, reducing research and development expenses. The Company’s research and development expenses during fiscal 2017, 2016 and 2015 were $4.7 million, $4.3 million and $4.1 million, respectively.

    The Company conducts ongoing research and development to design new products and to support and enhance existing product lines. Building upon the expertise gained in the development of its existing products, the Company has developed the FOX family of systems for performing test and burn-in of entire processed wafers, rather than individual die or packaged parts. The Company is developing enhancements to the ABTS and FOX families of products, intended to improve the capability and performance for testing and burn-in of future generation ICs and provide the flexibility in a wide variety of applications.

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

    The Company expects that its DiePak products for singulated die will face significant competition. The Company believes that several companies have developed or are developing products which are intended to enable test and burn-in of bare die. If the bare die market develops, the Company expects that other competitors will emerge. The DiePak products also face severe competition from other alternative test solutions. The Company expects that the primary competitive factors in this market will be cost, performance, reliability and assured supply. Suppliers with products that compete with our single die DiePak products include Yamaichi Electronics Co., Ltd.

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

PROPRIETARY RIGHTS

    The Company relies primarily on the technical and creative ability of its personnel, its proprietary software, and trade secrets and copyright protection, rather than on patents, to maintain its competitive position. The Company’s proprietary software is copyrighted and licensed to the Company’s customers. At May 31, 2017, the Company held forty-seven issued United States patents with expiration date ranges from 2017 to 2029 and had several additional United States patent applications and foreign patent applications pending.

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

    There are currently no pending claims against the Company regarding infringement of any patents or other intellectual property rights of others. However, the Company may, from time to time, receive communications from third parties asserting intellectual property claims against the Company. Such claims could include assertions that the Company’s products infringe, or may infringe, the proprietary rights of third parties, requests for indemnification against such infringement or suggest the Company may be interested in acquiring a license from such third parties. There can be no assurance that any such claim made in the future will not result in litigation, which could involve significant expense to the Company, and, if the Company is required or deems it appropriate to obtain a license relating to one or more products or technologies, there can be no assurance that the Company would be able to do so on commercially reasonable terms, or at all.

EMPLOYEES

    As of May 31, 2017, the Company, including its two foreign subsidiaries and one branch office, employed 79 persons collectively, on a full-time basis, of whom 20 were engaged in research, development and related engineering, 25 were engaged in manufacturing, 23 were engaged in marketing, sales and customer support and 11 were engaged in general administration and finance functions. In addition, the Company from time to time employs a number of contractors and part-time employees, particularly to perform customer support and manufacturing. The Company’s success is in part dependent on its ability to attract and retain highly skilled workers, who are in high demand. None of the Company’s employees are represented by a union and the Company has never experienced a work stoppage. The Company’s management considers its relations with its employees to be good.

BUSINESS SEGMENT DATA AND GEOGRAPHIC AREAS

    The Company operates in a single business segment, the designing, manufacturing and marketing of advanced test and burn-in products to the semiconductor manufacturing industry in several geographic areas. Selected financial information, including net sales and property and equipment, net for each of the last three fiscal years, by geographic area is included in Part II, Item 8, Note 14 “Segment Information” and certain risks related to such operations are discussed in Part I, Item 1A, under the heading “We sell our products and services worldwide, and our business is subject to risks inherent in conducting business activities in geographic regions outside of the United States.”

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

    The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and contract assemblers accounting for a substantial portion of the purchases of semiconductor equipment. Sales to our five largest customers accounted for approximately 93%, 94%, and 79% of our net sales in fiscal 2017, 2016 and 2015, respectively. During fiscal 2017, Texas Instruments, STMicroelectronics, Inc., Intel, and Cypress Semiconductor, accounted for approximately 45%, 19%, 17% and 10%, respectively, of the Company’s net sales. During fiscal 2016, Apple and Texas Instruments accounted for approximately 47% and 32%, respectively, of our net sales. During fiscal 2015, Texas Instruments and Micronas accounted for approximately 45% and 11%, respectively, of our net sales. No other customers accounted for more than 10% of our net sales for any of these periods.

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

    A principal element of our business strategy is to increase our presence in the test equipment market through system sales in our FOX wafer-level and singulated die/module test and burn-in product family. The market for the FOX systems is in the early stages of development. Market acceptance of the FOX system is subject to a number of risks. Before a customer will incorporate the FOX system into a production line, lengthy qualification and correlation tests must be performed. We anticipate that potential customers may be reluctant to change their procedures in order to transfer burn-in and test functions to the FOX system. Initial purchases are expected to be limited to systems used for these qualifications and for engineering studies. Market acceptance of the FOX system also may be affected by a reluctance of IC manufacturers to rely on relatively small suppliers such as us. As is common with new complex products incorporating leading-edge technologies, we may encounter reliability, design and manufacturing issues as we begin volume production and initial installations of FOX systems at customer sites. The failure of the FOX system to achieve increased market acceptance would have a material adverse effect on our future operating results, long-term prospects and our stock price.

The semiconductor equipment industry is intensely competitive. In each of the markets we serve, we face competition from established competitors and potential new entrants, many of which have greater financial, engineering, manufacturing and marketing resources than us.

    Our FOX wafer level and singulated die/module test and burn in systems face competition from larger systems manufacturers that have significant technological know-how and manufacturing capability. Our ABTS Test During Burn-in (TDBI) systems have faced and are expected to continue to face increasingly severe competition, especially from several regional, low-cost manufacturers and from systems manufacturers that offer higher power dissipation per device under test. Some users of such systems, such as independent test labs, build their own burn-in systems, while others, particularly large IC manufacturers in Asia, acquire burn-in systems from captive or affiliated suppliers. Our WaferPak products are facing and are expected to face increasing competition. Several companies have developed or are developing full-wafer and single-touchdown probe cards.

    We expect our competitors to continue to improve the performance of their current products and to introduce new products with improved price and performance characteristics. New product introductions by our competitors or by new market entrants could cause a decline in sales or loss of market acceptance of our products. We have observed price competition in the systems market, particularly with respect to its less advanced products. Increased competitive pressure could also lead to intensified price-based competition, resulting in lower prices which could adversely affect our operating margins and results. We believe that to remain competitive we must invest significant financial resources in new product development and expand our customer service and support worldwide. There can be no assurance that we will be able to compete successfully in the future.

We rely on continued market acceptance of our ABTS system and our ability to complete certain enhancements.

    Continued market acceptance of the ABTS family is subject to a number of risks. It is important that we achieve customer acceptance, customer satisfaction and increased market acceptance as we add new features and enhancements to the ABTS product. To date, we have shipped ABTS systems to customers worldwide for use in both reliability and production applications. We have had a strengthening of ABTS product sales last fiscal year. However, the failure of the ABTS family to grow revenues above current levels would have a material adverse effect on our future operating results.

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

    Turmoil in the international financial markets has resulted, and may result in the future, in dramatic currency devaluations, stock market declines, restriction of available credit and general financial weakness. In addition, flash memory and other similar device prices have historically declined, and will likely do so again in the future. These developments may affect us in several ways. The market for semiconductors and semiconductor capital equipment has historically been cyclical, and we expect this to continue in the future. The uncertainty of the semiconductor market may cause some manufacturers in the future to further delay capital spending plans. Economic conditions may also affect the ability of our customers to meet their payment obligations, resulting in cancellations or deferrals of existing orders and limiting additional orders. In addition, some governments have subsidized portions of fabrication facility construction, and financial turmoil may reduce these governments’ willingness to continue such subsidies. Such developments could have a material adverse effect on our business, financial condition and results of operations.

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

    Approximately 59%, 80%, and 64% of our net sales for fiscal 2017, 2016 and 2015, respectively, were attributable to sales to customers for delivery outside of the United States. We operate a direct sales, service and limited manufacturing organization in Germany and sales and service organizations in Japan and Taiwan as well as direct support through 3rd party agreements in China, South Korea, and the Philippines. We expect that sales of products for delivery outside of the United States will continue to represent a substantial portion of our future net sales. Our future performance will depend, in significant part, upon our ability to continue to compete in foreign markets which in turn will depend, in part, upon a continuation of current trade relations between the United States and foreign countries in which semiconductor manufacturers or assemblers have operations. A change toward more protectionist trade legislation in either the United States or such foreign countries, such as a change in the current tariff structures, export compliance or other trade policies, could adversely affect our ability to sell our products in foreign markets. In addition, we are subject to other risks associated with doing business internationally, including longer receivable collection periods and greater difficulty in accounts receivable collection, the burden of complying with a variety of foreign laws, difficulty in staffing and managing global operations, risks of civil disturbance or other events which may limit or disrupt markets, international exchange restrictions, changing political conditions and monetary policies of foreign governments.

    Approximately 98%, 2% and 0% of our net sales for fiscal 2017 were denominated in U.S. Dollars, Euros and Japanese Yen, respectively. Although the percentages of net sales denominated in Euros and Japanese Yen were small in fiscal 2017, they have been larger in the past and could become significant again in the future. A large percentage of net sales to European customers are denominated in U.S. Dollars, but sales to many Japanese customers are denominated in Japanese Yen. Because a substantial portion of our net sales is from sales of products for delivery outside the United States, an increase in the value of the U.S. Dollar relative to foreign currencies would increase the cost of our products compared to products sold by local companies in such markets. In addition, since the price is determined at the time a purchase order is accepted, we are exposed to the risks of fluctuations in the U.S. Dollar exchange rate during the lengthy period from the date a purchase order is received until payment is made. This exchange rate risk is partially offset to the extent our foreign operations incur expenses in the local currency. To date, we have not invested in any instruments designed to hedge currency risks. Our operating results could be adversely affected by fluctuations in the value of the U.S. Dollar relative to other currencies.

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

    We rely on subcontractors to manufacture many of the components or subassemblies used in our products. Our FOX and ABTS systems, WaferPak contactors and DiePak carriers contain several components, including environmental chambers, power supplies, high-density interconnects, wafer contactors, module contactors, signal distribution substrates, WaferPak Aligners, DiePak Loaders and certain ICs that are currently supplied by only one or a limited number of suppliers. Our reliance on subcontractors and single source suppliers involves a number of significant risks, including the loss of control over the manufacturing process, the potential absence of adequate capacity and reduced control over delivery schedules, manufacturing yields, quality and costs. In the event that any significant subcontractor or single source supplier is unable or unwilling to continue to manufacture subassemblies, components or parts in required volumes, we would have to identify and qualify acceptable replacements. The process of qualifying subcontractors and suppliers could be lengthy, and no assurance can be given that any additional sources would be available to us on a timely basis. Any delay, interruption or termination of a supplier relationship could adversely affect our ability to deliver products, which would harm our operating results.

    Our suppliers manufacture components, tooling, and provide engineering services. During this process, our suppliers are allowed access to our intellectual property. While we maintain patents to protect from intellectual property infringement, there can be no assurance that technological information gained in the manufacture of our products will not be used to develop a new product, improve processes or techniques which compete against our products. Litigation may be necessary to enforce or determine the validity and scope of our proprietary rights, and there can be no assurance that our intellectual property rights, if challenged, will be upheld as valid.

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

    In recent years, in the face of a downturn in our business and a decline in our net sales, we implemented a variety of cost controls and restructured our operations with the goal of reducing our operating costs to position ourselves to more effectively meet the needs of the then weak market for test and burn-in equipment. While we took significant steps to minimize our expense levels and to increase the likelihood that we would have sufficient cash to support operations during the downturn, from fiscal 2009 through fiscal 2017, with the exception of fiscal 2014, we experienced operating losses. We anticipate that our existing cash balance together with income from operations, collections of existing accounts receivable, revenue from our existing backlog of products, the sale of inventory on hand, and deposits and down payments against significant orders will be adequate to meet our working capital and capital equipment requirements. Depending on our rate of growth and profitability, and our ability to obtain significant orders with down payments, we may require additional equity or debt financing to meet our working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required, or if available, that such financing can be obtained on terms satisfactory to us.

Our common stock may be delisted from The NASDAQ Capital Market if we cannot maintain compliance with NASDAQ’s continued listing requirements.

    In order to maintain our listing on The NASDAQ Capital Market, we are required to maintain compliance with NASDAQ’s continued listing requirements. The continued listing requirements include, among others, a minimum bid price of $1.00 per share and any of: (i) a minimum stockholders’ equity of $2.5 million; (ii) a market value of listed securities of at least $35 million; or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three fiscal years. There are no assurances that we will be able to sustain long-term compliance with NASDAQ’s continued listing requirements. On April 19, 2016, we were notified by NASDAQ that we were no longer in compliance with NASDAQ’s continued listing requirements as we did not have a minimum stockholders’ equity of $2.5 million. On October 3, 2016, we were notified by NASDAQ that we had regained compliance with NASDAQ’s continued listing requirements. If we fail to maintain compliance with the applicable NASDAQ continued listing requirements, our stock may be delisted.

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

Item 1B. Unresolved Staff Comments

    None.

Item 2. Properties

    The Company’s principal administrative and production facilities are located in Fremont, California, in a 51,289 square foot building. The Company’s lease was renewed in November 2014 and expires in June 2018. The Company has an option to extend the lease for an additional three year period at rates to be determined. The Company’s facility in Japan is located in a 418 square foot office in Tokyo under a lease which expires in June 2019. The Company also maintains a 1,585 square foot warehouse in Yamanashi under a lease which expires in November 2017. The Company leases a sales and support office in Utting, Germany. The lease, which began February 1, 1992 and expires on January 31, 2019, contains an automatic twelve months renewal, at rates to be determined, if no notice is given prior to six months from expiry. The Company’s and its subsidiaries’ annual rental payments currently aggregate $509,000. The Company periodically evaluates its global operations and facilities to bring its capacity in line with demand and to provide cost efficient services for its customers. In prior years, through this process, the Company has moved from certain facilities that exceeded the capacity required to satisfy its needs. The Company believes that its existing facilities are adequate to meet its current and reasonably foreseeable requirements. The Company regularly evaluates its expected future facilities requirements and believes that alternate facilities would be available if needed.

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
	High	Low
Fiscal 2017:
First quarter ended August 31, 2016	$3.42	$0.96
Second quarter ended November 30, 2016	3.58	2.05
Third quarter ended February 28, 2017	5.28	2.15
Fourth quarter ended May 31, 2017	6.10	3.37

Fiscal 2016:
First quarter ended August 31, 2015	$2.49	$1.95
Second quarter ended November 30, 2015	2.50	1.72
Third quarter ended February 29, 2016	2.02	1.01
Fourth quarter ended May 31, 2016	1.76	0.95

    At August 4, 2017, the Company had 145 holders of record of its common stock. A substantially greater number of holders of the Company’s common stock are “street name” or beneficial holders whose shares are held by banks, brokers and other financial institutions.

    The Company has not paid cash dividends on its common stock or other securities. The Company currently anticipates that it will retain its future earnings, if any, for use in the expansion and operation of its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future.

    The Company did not repurchase any of its common stock during the fiscal year ended May 31, 2017.

PERFORMANCE MEASUREMENT COMPARISON

    The following graph shows a comparison of total shareholder return for holders of the Company's common stock for the last five fiscal years ended May 31, 2017, compared with the NASDAQ Composite Index and the Philadelphia Semiconductor Index. The graph assumes that $100 was invested in the Company's common stock, in the NASDAQ Composite Index and the Philadelphia Semiconductor Index on May 31, 2012, and that all dividends were reinvested. The Company believes that while total shareholder return can be an important indicator of corporate performance, the stock prices of semiconductor equipment companies like us are subject to a number of market-related factors other than company performance, such as competitive announcements, mergers and acquisitions in the industry, the general state of the economy and the performance of other semiconductor equipment company stocks. Stock prices and shareholder returns over the indicated period should not be considered indicative of future stock prices or shareholder returns.

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

    We derived the statements of operations data for the years ended May 31, 2017, 2016 and 2015 and the balance sheet data as of May 31, 2017 and 2016 from our audited consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. We derived the statements of operations data for the years ended May 31, 2014 and 2013 and the balance sheet data as of May 31, 2015, 2014 and 2013 from our audited consolidated financial statements and related notes which are not included in this Annual Report on Form 10-K. We have not declared or distributed any cash dividends.

	Fiscal Year Ended May 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS:

Net sales	$18,898	$14,501	$10,018	$19,684	$16,488
Cost of sales	12,118	9,356	6,180	9,462	9,712
Gross profit	6,780	5,145	3,838	10,222	6,776

Operating expenses:
Selling, general and administrative	7,052	6,975	6,470	6,323	6,872
Research and development	4,657	4,324	4,062	3,402	3,211

Total operating expenses	11,709	11,299	10,532	9,725	10,083

(Loss) income from operations	(4,929)	(6,154)	(6,694)	497	(3,307)

Interest expense	(678)	(605)	(130)	(26)	(49)
Other (expense) income, net	(21)	(16)	211	(64)	(33)

(Loss) income before income tax (expense) benefit	(5,628)	(6,775)	(6,613)	407	(3,389)

Income tax (expense) benefit	(25)	(10)	(34)	15	(30)
Net (loss) income	(5,653)	(6,785)	(6,647)	422	(3,419)
Less: Net income attributable to the noncontrolling interest	--	--	--	--	--

Net (loss) income attributable to Aehr Test Systems common shareholders	$(5,653)	$(6,785)	$(6,647)	$422	$(3,419)
Net (loss) income per share:
Basic	$(0.35)	$(0.52)	$(0.55)	$0.04	$(0.36)
Diluted	$(0.35)	$(0.52)	$(0.55)	$0.04	$(0.36)

Shares used in per share calculations
Basic	16,267	13,091	12,047	10,877	9,549
Diluted	16,267	13,091	12,047	11,889	9,549

	May 31,
	2017	2016	2015	2014	2013
CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$17,803	$939	$5,527	$1,809	$2,324
Working capital	21,494	4,068	7,776	6,556	4,900
Total assets	30,892	10,046	14,868	12,225	10,975

Long-term obligations, less current portion	6,214	6,089	3,799	79	280
Total shareholders' equity (deficit)	16,794	(723)	4,550	7,029	4,994

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our “Selected Consolidated Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

OVERVIEW

    We were founded in 1977 to develop and manufacture burn-in and test equipment for the semiconductor industry. Since our inception, we have sold more than 2,500 systems to semiconductor manufacturers, semiconductor contract assemblers and burn-in and test service companies worldwide. Our principal products currently are the Advanced Burn-in and Test System, or ABTS, the FOX full wafer contact parallel test and burn-in system, WaferPak contactors, the DiePak carriers and test fixtures.

    Our net sales consist primarily of sales of systems, WaferPak contactors and aligners, multi-die DiePak carriers and autoloaders, single die DiePak carriers, test fixtures, upgrades and spare parts, revenues from service contracts and engineering development charges. Our selling arrangements may include contractual customer acceptance provisions, which are mostly deemed perfunctory or inconsequential, and installation of the product occurs after shipment and transfer of title.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, income taxes, financing operations, warranty obligations, long-term service contracts. Our estimates are derived from historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Those results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

    We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

    REVENUE RECOGNITION

    We recognize revenue upon the shipment of products or the performance of services when: (1) persuasive evidence of the arrangement exists; (2) goods or services have been delivered; (3) the price is fixed or determinable; and (4) collectability is reasonably assured. When a sales agreement involves multiple deliverables, such as extended support provisions, training to be supplied after delivery of the systems, and test programs specific to customers’ routine applications, the multiple deliverables are evaluated to determine the units of accounting. Judgment is required to properly identify the accounting units of multiple element transactions and the manner in which revenue is allocated among the accounting units. Judgments made, or changes to judgments made, may significantly affect the timing or amount of revenue recognition.

    Revenue related to the multiple elements is allocated to each unit of accounting using the relative selling price hierarchy. Consistent with accounting guidance, the selling price is based upon vendor specific objective evidence (VSOE). If VSOE is not available, third party evidence (TPE) is used to establish the selling price. In the absence of VSOE or TPE, estimated selling price is used.

    During the first quarter of fiscal 2013, we entered into an agreement with a customer to develop a next generation FOX system. The project identifies multiple milestones with values assigned to each. The consideration earned upon achieving the milestone is required to meet the following conditions prior to recognition: (i) the value is commensurate with the vendor’s performance to meet the milestone, (ii) it relates solely to past performance, (iii) and it is reasonable relative to all of the deliverables and payment terms within the arrangement. Revenue is recognized for the milestone upon acceptance by the customer.

    Sales tax collected from customers is not included in net sales but rather recorded as a liability due to the respective taxing authorities. Provisions for the estimated future cost of warranty and installation are recorded at the time the products are shipped.

    Royalty-based revenue related to licensing income from performance test boards and burn-in boards is recognized upon the earlier of the receipt by us of the licensee’s report related to its usage of the licensed intellectual property or upon payment by the licensee.

    Our terms of sales with distributors are generally Free on Board, or FOB, shipping point with payment due within 60 days. All products go through in-house testing and verification of specifications before shipment. Apart from warranty reserves, credits issued have not been material as a percentage of net sales. Our distributors do not generally carry inventories of our products. Instead, the distributors place orders with us at or about the time they receive orders from their customers. Our shipment terms to our distributors do not provide for credits or rights of return. Because our distributors do not generally carry inventories of our products, they do not have rights to price protection or to return products. At the time we ship products to the distributors, the price is fixed. Subsequent to the issuance of the invoice, there are no discounts or special terms. We do not give the buyer the right to return the product or to receive future price concessions. Our arrangements do not include vendor consideration.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS

    We maintain an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. We also review our trade receivables by aging category to identify specific customers with known disputes or collection issues. We exercise judgment when determining the adequacy of these reserves as we evaluate historical bad debt trends, general economic conditions in the United States and internationally and changes in customer financial conditions. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received.

    WARRANTY OBLIGATIONS

    We provide and record the estimated cost of product warranties at the time revenues are recognized on products shipped. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Our estimate of warranty reserve is based on management’s assessment of future warranty obligations and on historical warranty obligations. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required, which could affect how we account for expenses.

    INVENTORY OBSOLESCENCE

    In each of the last three fiscal years, we have written down our inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If future market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

    A full valuation allowance was established against all deferred tax assets, as management determined that it is more likely than not that deferred tax assets will not be realized, as of May 31, 2017 and 2016.

    We account for uncertain tax positions consistent with authoritative guidance. The guidance prescribes a “more likely than not” recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We do not expect any material change in its unrecognized tax benefits over the next twelve months. We recognize interest and penalties related to unrecognized tax benefits as a component of income taxes.

    Although we file U.S. federal, various state and foreign tax returns, our only major tax jurisdictions are the United States, California, Germany and Japan. Tax years 1997 – 2016 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

    STOCK-BASED COMPENSATION EXPENSE

    Stock-based compensation expense consists of expenses for stock options, restricted stock units, or RSUs, and employee stock purchase plan, or ESPP, purchase rights. Stock-based compensation cost for stock options and ESPP purchase rights is measured at each grant date, based on the fair value of the award using the Black-Scholes option valuation model, and is recognized as expense over the employee’s requisite service period. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. Our employee stock options have characteristics significantly different from those of publicly traded options. For RSUs, stock-based compensation cost is based on the fair value of the Company’s common stock at the grant date. All of our stock-based compensation is accounted for as an equity instrument.

    The fair value of each option grant and the right to purchase shares under our ESPP are estimated on the date of grant using the Black-Scholes option valuation model with assumptions concerning expected term, stock price volatility, expected dividend yield, risk-free interest rate and the expected life of the award. See Note 1 to our consolidated financial statements for additional information relating to stock-based compensation. See Notes 11 and 12 to our consolidated financial statements for detailed information regarding the stock option plan and the ESPP.

RESULTS OF OPERATIONS

    The following table sets forth statements of operations data as a percentage of net sales for the periods indicated.

	Year Ended May 31,
	2017	2016	2015

Net sales	100.0%	100.0%	100.0%
Cost of sales	64.1	64.5	61.7
Gross profit	35.9	35.5	38.3

Operating expenses:
Selling, general and administrative	37.3	48.1	64.6
Research and development	24.7	29.8	40.5

Total operating expenses	62.0	77.9	105.1

Loss from operations	(26.1)	(42.4)	(66.8)

Interest expense	(3.6)	(4.2)	(1.3)
Other (expense) income, net	(0.1)	(0.1)	2.1

Loss before income tax expense	(29.8)	(46.7)	(66.0)

Income tax expense	(0.1)	(0.1)	(0.4)

Net loss	(29.9)	(46.8)	(66.4)
Less: Net income attributable to the noncontrolling interest	--	--	--
Net loss attributable to Aehr Test Systems common shareholders	(29.9)%	(46.8)%	(66.4)%

FISCAL YEAR ENDED MAY 31, 2017 COMPARED TO FISCAL YEAR ENDED MAY 31, 2016

    NET SALES. Net sales increased to $18.9 million for the fiscal year ended May 31, 2017 from $14.5 million for the fiscal year ended May 31, 2016, an increase of 30.3%. The increase in net sales in fiscal 2017 resulted primarily from increases in net sales of both our wafer-level products and Test During Burn-in (TDBI) products. Net sales of the wafer-level products for fiscal 2017 were $9.6 million, and increased approximately $0.9 million from fiscal 2016. Net sales of the TDBI products for fiscal 2017 were $9.2 million, and increased approximately $3.4 million from fiscal 2016.

    GROSS PROFIT. Gross profit increased to $6.8 million for the fiscal year ended May 31, 2017 from $5.1 million for the fiscal year ended May 31, 2016, an increase of 31.8%. Gross profit margins for the fiscal years ended May 31, 2017 and 2016 were 35.9% and 35.5%, respectively.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses were $7.1 million for the fiscal year ended May 31, 2017, compared with $7.0 million for the fiscal year ended May 31, 2016, an increase of 1.1%. The increase in SG&A expenses was primarily due to increases in employment related expenses.

    RESEARCH AND DEVELOPMENT. R&D expenses increased to $4.7 million for the fiscal year ended May 31, 2017 from $4.3 million for the fiscal year ended May 31, 2016, an increase of 7.7%. Higher R&D expenses in the fiscal year ended May 31, 2017 were primarily due to increases of $0.2 million in employment related expenses and $0.1 million in project expenses.

    INTEREST EXPENSE. Interest expense increased to $678,000 for the fiscal year ended May 31, 2017 from $605,000 for the fiscal year ended May 31, 2016. The increase in interest expense for the fiscal year ended May 31, 2017 was primarily due to higher average borrowings.

    OTHER (EXPENSE) INCOME, NET. Other expense, net was $21,000 and $16,000 for the fiscal year ended May 31, 2017 and 2016, respectively. The change in other expense was due primarily to losses realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

    INCOME TAX EXPENSE. Income tax expense was $25,000 and $10,000 for the fiscal year ended May 31, 2017 and 2016, respectively.

FISCAL YEAR ENDED MAY 31, 2016 COMPARED TO FISCAL YEAR ENDED MAY 31, 2015

    NET SALES. Net sales increased to $14.5 million for the fiscal year ended May 31, 2016 from $10.0 million for the fiscal year ended May 31, 2015, an increase of 44.7%. The increase in net sales in fiscal 2016 resulted primarily from an increase in net sales of our wafer-level products, partially offset by a decrease in net sales of our TDBI products. Net sales of the wafer-level products for fiscal 2016 were $8.7 million, and increased approximately $5.5 million from fiscal 2015. Net sales of the TDBI products for fiscal 2016 were $5.8 million, and decreased approximately $0.7 million from fiscal 2015.

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

    RESEARCH AND DEVELOPMENT. R&D expenses increased to $4.3 million for the fiscal year ended May 31, 2016 from $4.1 million for the fiscal year ended May 31, 2015, an increase of 6.5%. Higher R&D expenses in the fiscal year ended May 31, 2016 were primarily due to increases of $0.2 million in each of project expenses and employment related expenses.

    INTEREST EXPENSE. Interest expense increased to $605,000 for the fiscal year ended May 31, 2016 from $130,000 for the fiscal year ended May 31, 2015. The increase in interest expense for the fiscal year ended May 31, 2016 was primarily due to an increase in borrowing under existing debt agreements.

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

LIQUIDITY AND CAPITAL RESOURCES

    We consider cash and cash equivalents as liquid and available for use. As of May 31, 2017, we had $17.8 million in cash and cash equivalents, compared to $0.9 million as of May 31, 2016.

    Net cash used in operating activities was $4.5 million and $6.3 million for the fiscal years ended May 31, 2017 and 2016, respectively. For the fiscal year ended May 31, 2017, net cash used in operating activities was primarily the result of the net loss of $5.7 million, as adjusted to exclude the effect of non-cash charge of stock-based compensation expense of $1.0 million, and an increase in accounts receivable of $3.5 million, partially offset by a decrease in inventories of $0.4 million. Other changes in cash from operations resulted from an increase in accounts payable as well as an increase in customer deposits and deferred revenue of $1.7 million each. The increase in accounts receivable was primarily due to an increase in sales. The decrease in inventories is primarily due to the sales of systems on-hand at the beginning of the period. The increase in accounts payable was primarily due to higher expenditures associated with higher revenue. The increase in customer deposits and deferred revenue was primarily due to the receipt of additional down payments from certain customers. For the fiscal year ended May 31, 2016, net cash used in operating activities was primarily the result of the net loss of $6.8 million, as adjusted to exclude the effect of non-cash charges including stock-based compensation expense of $1.0 million, and depreciation and amortization of $0.2 million. Other changes in cash from operations resulted from a decrease in accounts receivable of $0.9 million, and increases in accounts payable of $0.6 million and accrued expenses of $0.5 million, offset by a decrease in customer deposits and deferred revenue of $2.9 million. The decrease in accounts receivable was primarily due to improvements in customer payment terms. The increases in accounts payable and accrued expenses were primarily due to higher expenditures associated with higher revenue. The decrease in customer deposits and deferred revenue was primarily due to the decrease in backlog of customer orders with down payments.

    Net cash used in investing activities was $0.5 million and $0.9 million for the fiscal year ended May 31, 2017 and 2016, respectively. Net cash used in investing activities for the fiscal year ended May 31, 2017 and 2016 was due to the purchases of property and equipment for our capital and infrastructure improvement plan to showcase our products and to enhance our manufacturing capabilities in preparation for increased demand.

    Financing activities provided net cash of $21.8 million for the fiscal year ended May 31, 2017 as compared to $2.5 million for the fiscal year ended May 31, 2016. Net cash provided by financing activities during the fiscal year ended May 31, 2017 was primarily due to the net proceeds of $15.8 million from the sale of our common stock in a public offering that closed on April 19, 2017, the net proceeds of $5.3 million from the sale of our common stock in a private placement transaction with certain institutional and accredited investors that closed on September 28, 2016, and $0.7 million in proceeds from issuance of common stock under employee plans. Net cash provided by financing activities during the fiscal year ended May 31, 2016 was due to net borrowings under the credit facility of $2.0 million, and $0.5 million in proceeds from issuance of common stock under employee plans.

    As of May 31, 2017 and 2016, we had working capital of $21.5 and $4.1 million, respectively. Working capital consists of cash and cash equivalents, accounts receivable, inventories and prepaid expenses and other current assets, less current liabilities.

    As of May 31, 2016, we had $0.9 million in cash and cash equivalents, compared to $5.5 million as of May 31, 2015.

    As of May 31, 2015, we had working capital of $7.8 million.

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

    Net cash used in investing activities was $0.1 million for the fiscal year ended May 31, 2015 was due to the purchase of property and equipment.

    Net cash provided by financing activities during the fiscal year ended May 31, 2015 was primarily due to net proceeds of $3.8 million from the issuance of Convertible Notes, and the net proceeds of $2.6 million from the sale of our common stock in a private placement transaction with our certain directors and officers and other accredited investors that closed on November 26, 2014. Refer to Note 9 of Notes to Consolidated Financial Statements, “LONG-TERM DEBT”, for further discussion of the Credit Facility and Convertible Notes.

    We lease our manufacturing and office space under operating leases. We entered into a non-cancelable operating lease agreement for our United States manufacturing and office facilities, which was renewed in November 2014 and expires in June 2018. Under the lease agreement, we are responsible for payments of utilities, taxes and insurance.

    From time to time, we evaluate potential acquisitions of businesses, products or technologies that complement our business. If consummated, any such transactions may use a portion of our working capital or require the issuance of equity. We have no present understandings, commitments or agreements with respect to any material acquisitions.

    We anticipate that the existing cash balance together with income from operations, collections of existing accounts receivable, revenue from our existing backlog of products, the sale of inventory on hand, and deposits and down payments against significant orders will be adequate to meet our liquidity requirements for the next 12 months.

OFF-BALANCE SHEET FINANCING

    We have not entered into any off-balance sheet financing arrangements and has not established any special purpose entities.

OVERVIEW OF CONTRACTUAL OBLIGATIONS

    The following table provides a summary of such arrangements, or contractual obligations.

	Payments Due by Period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	5 years
Operating Leases	$567	$502	$65	$--	$--
Convertible Notes	6,110	--	6,110	--	--
Interest on Convertible Notes (1)	1,160	550	610	--	--
Purchases (2)	5,684	5,684	--	--	--
Total	$13,521	$6,736	$6,785	$--	$--

(1) Based on 9% interest rate. See Note 9 “LONG-TERM DEBT.”
(2) Shown above are our binding purchase obligations. The large majority of our purchase orders are cancelable by either party, which if canceled may result in a negotiation with the vendor to determine if there shall be any restocking or cancellation fees payable to the vendor.

    In the normal course of business to facilitate sales of our products, we indemnify other parties, including customers, with respect to certain matters. We have agreed to hold the other party harmless against losses arising from a breach of representations or covenants, or from intellectual property infringement or other claims. These agreements may limit the time period within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our officers and directors, and our bylaws contain similar indemnification obligations to our agents.

    It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. To date, our payments under these agreements have not had a material impact on our operating results, financial position or cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS:

    For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note 1, “Organization and Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

    We had no holdings of derivative financial or commodity instruments at May 31, 2017.

    We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We only invest our short-term excess cash in government-backed securities with maturities of 18 months or less. We do not use any financial instruments for speculative or trading purposes. Fluctuations in interest rates would not have a material effect on our financial position, results of operations or cash flows.

    A majority of our revenue and capital spending is transacted in U.S. Dollars. We, however, enter into transactions in other currencies, primarily Euros and Japanese Yen. Since the price is determined at the time a purchase order is accepted, we are exposed to the risks of fluctuations in the foreign currency-U.S. Dollar exchange rates during the lengthy period from purchase order to ultimate payment. This exchange rate risk is partially offset to the extent that our subsidiaries incur expenses payable in their local currency. To date, we have not invested in instruments designed to hedge currency risks. In addition, our subsidiaries typically carry debt or other obligations due to us that may be denominated in either their local currency or U.S. Dollars. Since our subsidiaries’ financial statements are based in their local currency and our condensed consolidated financial statements are based in U.S. Dollars, our subsidiaries and we recognize foreign exchange gains or losses in any period in which the value of the local currency rises or falls in relation to the U.S. Dollar. A 10% decrease in the value of the subsidiaries’ local currency as compared with the U.S. Dollar would not be expected to result in a significant change to our net income or loss. There have been no material changes in our risk exposure since the end of the last fiscal year, nor are any material changes to our risk exposure anticipated.

Item 8. Financial Statements and Supplementary Data

  Financial statement schedules not listed above are either omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or in the Notes thereto.

 REPORT OF
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Aehr Test Systems

    We have audited the accompanying consolidated balance sheets of Aehr Test Systems and subsidiaries (the “Company”) as of May 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity (deficit), and cash flows for each of the years in the three-year period ended May 31, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aehr Test Systems and subsidiaries as of May 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/ BPM LLP

San Jose, California
August 29, 2017

AEHR TEST SYSTEMS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	May 31,
	2017	2016
ASSETS

Current assets:
Cash and cash equivalents	$17,803	$939
Accounts receivable, net	4,010	522
Inventories	6,604	7,033
Prepaid expenses and other	961	254

Total current assets	29,378	8,748

Property and equipment, net	1,419	1,204
Other assets	95	94

Total assets	$30,892	$10,046

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$2,808	$1,413
Accrued expenses	1,609	1,553
Customer deposits and deferred revenue	3,467	1,714

Total current liabilities	7,884	4,680

Convertible notes, net of debt issuance costs	6,110	5,962
Deferred revenue, long-term	104	127

Total liabilities	14,098	10,769

Commitments and contingencies (Note 16)

Aehr Test Systems shareholders' equity (deficit):
Preferred stock, $0.01 par value: Authorized: 10,000 shares; Issued and outstanding: none	--	--
Common stock, $0.01 par value: Authorized: 75,000 shares; Issued and outstanding: 21,340 shares and 13,216 shares at May 31, 2017 and 2016, respectively	213	132
Additional paid-in capital	81,128	58,052
Accumulated other comprehensive income	2,249	2,237
Accumulated deficit	(66,777)	(61,124)
Total Aehr Test Systems shareholders' equity (deficit)	16,813	(703)
Noncontrolling interest	(19)	(20)
Total shareholders' equity (deficit)	16,794	(723)

Total liabilities and shareholders' equity (deficit)	$30,892	$10,046

The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended May 31,
	2017	2016	2015

Net sales	$18,898	$14,501	$10,018
Cost of sales	12,118	9,356	6,180
Gross profit	6,780	5,145	3,838

Operating expenses:
Selling, general and administrative	7,052	6,975	6,470
Research and development	4,657	4,324	4,062

Total operating expenses	11,709	11,299	10,532

Loss from operations	(4,929)	(6,154)	(6,694)

Interest expense	(678)	(605)	(130)
Other (expense) income, net	(21)	(16)	211

Loss before income tax expense	(5,628)	(6,775)	(6,613)

Income tax expense	(25)	(10)	(34)
Net loss	(5,653)	(6,785)	(6,647)
Less: Net income attributable to the noncontrolling interest	--	--	--

Net loss attributable to Aehr Test Systems common shareholders	$(5,653)	$(6,785)	$(6,647)

Net loss per share – basic and diluted	$(0.35)	$(0.52)	$(0.55)
Shares used in per share calculation – basic	16,267	13,091	12,047
Shares used in per share calculation – diluted	16,267	13,091	12,047

The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)

	Year Ended May 31,
	2017	2016	2015

Net loss	$(5,653)	$(6,785)	$(6,647)

Other comprehensive income (loss), net of tax: Foreign currency translation income loss	13	4	(254)

Total comprehensive loss	(5,640)	(6,781)	(6,901)
Less: Comprehensive income (loss) attributable to noncontrolling interest	1	(2)	3

Comprehensive loss, attributable to Aehr Test Systems	$(5,641)	$(6,779)	$(6,904)

                            The accompanying notes are an integral part of these consolidated financial statements.

  AEHR TEST SYSTEMS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
  (IN THOUSANDS)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Aehr Test Systems Shareholders' Equity	Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Income	Deficit	(Deficit)	Interest	Equity (Deficit)
Balances, May 31, 2014	11,203	$112	$52,142	$2,488	$(47,692)	$7,050	$(21)	$7,029

Issuance of common stock under private placement	1,065	11	2,563	--	--	2,574	--	2,574
Issuance of common stock under employee plans	589	6	849	--	--	855	--	855
Stock-based compensation	--	--	993	--	--	993	--	993
Net loss	--	--	--	--	(6,647)	(6,647)	--	(6,647)
Foreign currency translation adjustment	--	--	--	(257)	--	(257)	3	(254)

Balances, May 31, 2015	12,857	129	56,547	2,231	(54,339)	4,568	(18)	4,550

Issuance of common stock under employee plans	359	3	509	--	--	512	--	512
Stock-based compensation	--	--	996	--	--	996	--	996
Net loss	--	--	--	--	(6,785)	(6,785)	--	(6,785)
Foreign currency translation adjustment	--	--	--	6	--	6	(2)	4

Balances, May 31, 2016	13,216	132	58,052	2,237	(61,124)	(703)	(20)	(723)

Issuance of common stock under employee plans	779	8	696	--	--	704	--	704
Issuance of common stock under public offering	4,423	44	15,788	--	--	15,832	--	15,832
Issuance of common stock under private offering	2,722	27	5,272	--	--	5,299	--	5,299
Issuance of common stock in consideration for cancellation of outstanding vendor invoice	200	2	321	--	--	323	--	323
Stock-based compensation	--	--	999	--	--	999	--	999
Net loss	--	--	--	--	(5,653)	(5,653)	--	(5,653)
Foreign currency translation adjustment	--	--	--	12	--	12	1	13

Balances, May 31, 2017	21,340	$213	$81,128	$2,249	$(66,777)	$16,813	$(19)	$16,794

The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended May 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(5,653)	$(6,785)	$(6,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	999	1,016	997
Provision (recovery of) for doubtful accounts	53	(13)	(30)
Loss on disposal of asset	--	2	--
Amortization of debt issuance cost	148	177	31
Depreciation and amortization	271	203	135
Changes in operating assets and liabilities:
Accounts receivable	(3,507)	887	1,774
Inventories	430	70	(1,008)
Prepaid expenses and other	(707)	9	34
Accounts payable	1,686	564	(850)
Accrued expenses	53	539	(371)
Customer deposits and deferred revenue	1,730	(2,909)	3,702
Income taxes payable	2	(41)	(15)
Deferred rent	--	--	(8)
Net cash used in operating activities	(4,495)	(6,281)	(2,256)

Cash flows from investing activities:
Purchases of property and equipment	(477)	(919)	(118)
Net cash used in investing activities	(477)	(919)	(118)

Cash flows from financing activities:
Line of credit borrowings (repayments), net	--	2,000	(777)
Proceeds from issuance of convertible notes, net	--	(6)	3,760
Proceeds from issuance of common stock under public offering, net of issuance costs	15,832	--	--
Proceeds from issuance of common stock under private placement, net of issuance costs	5,299	--	2,574
Proceeds from issuance of common stock under employee plans	704	512	855
Net cash provided by financing activities	21,835	2,506	6,412

Effect of exchange rates on cash and cash equivalents	1	106	(320)

Net increase (decrease) in cash and cash equivalents	16,864	(4,588)	3,718

Cash and cash equivalents, beginning of year	939	5,527	1,809
Cash and cash equivalents, end of year	$17,803	$939	$5,527

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$18	$47	$26
Interest	$516	$302	$130

Supplemental disclosure of non-cash flow information:
Net change in capitalized stock-based compensation	$--	$(20)	$(4)
Line of credit converted to convertible notes	$--	$2,000	$--
Fair value of common stock issued to settle accounts payable	$323	$--	$--

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

LIQUIDITY:

    Since inception, the Company has incurred substantial cumulative losses and negative cash flows from operations. In response, the Company took steps to minimize expense levels, entered into credit arrangements, and raised capital through public and private equity offerings, to increase the likelihood that it will have sufficient cash to support operations.

    In April 2017, the Company completed a public offering of its common stock raising net proceeds to the Company of $15.8 million. At May 31, 2017 the Company had $17.8 million in cash and cash equivalents. The Company anticipates that the existing cash balance together with income from operations, collections of existing accounts receivable, revenue from our existing backlog of products, the sale of inventory on hand, and deposits and down payments against significant orders will be adequate to meet its working capital and capital equipment requirements.

CONSOLIDATION:

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

    Transaction gains and losses that arise from exchange rate changes denominated in currencies other than the local currency are included in the Consolidated Statements of Operations as incurred. See Note 13 for the detail of foreign exchange transaction gains and losses for all periods presented.

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

Level 3 - instrument valuations are obtained without observable market values and require a high level of judgment to determine the fair value.

    The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of May 31, 2017 (in thousands):

	Balance as of
	May 31, 2017	Level 1	Level 2	Level 3
Money market funds	$15,516	$15,516	$--	$--
Certificate of deposit	50	--	50	--
Assets	$15,566	$15,516	$50	$--

     The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of May 31, 2016 (in thousands):

	Balance as of
	May 31, 2016	Level 1	Level 2	Level 3
Money market funds	$1	$1	$--	$--
Certificate of deposit	50	--	50	--
Assets	$51	$1	$50	$--

    There were no financial liabilities measured at fair value as of May 31, 2017 and 2016.

    There were no transfers between Level 1 and Level 2 fair value measurements during the fiscal year ended May 31, 2017 and 2016.

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

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS:

    Accounts receivable are derived from the sale of products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies. Accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. The Company also reviews its trade receivables by aging category to identify specific customers with known disputes or collection issues. The Company exercises judgment when determining the adequacy of these reserves as the Company evaluates historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received. No significant adjustments to the allowance for doubtful accounts were recorded during the years ended May 31, 2017, 2016 or 2015.

CONCENTRATION OF CREDIT RISK:

    The Company sells its products primarily to semiconductor manufacturers in North America, Asia, and Europe. As of May 31, 2017, approximately 55%, 0% and 45% of gross accounts receivable were from customers located in Asia,

Europe and North America, respectively. As of May 31, 2016, approximately 7%, 68% and 25% of gross accounts receivable were from customers located in Asia, Europe and North America, respectively. Three customers accounted for 47%, 40% and 11% of gross accounts receivable as of May 31, 2017. One customer accounted for 67% of gross accounts receivable as of May 31, 2016. Four customers accounted for 45%, 19%, 17% and 10% of net sales in fiscal 2017. Two customers accounted for 47% and 32% of net sales in fiscal 2016. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company uses letter of credit terms for some of its international customers.

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

    Revenue related to the multiple elements is allocated to each unit of accounting using the relative selling price hierarchy. Consistent with accounting guidance, the selling price is based upon vendor specific objective evidence (VSOE). If VSOE is not available, third party evidence (TPE) is used to establish the selling price. In the absence of VSOE or TPE, estimated selling price is used.

    During the first quarter of fiscal 2013, the Company entered into an agreement with a customer to develop a next generation system, and the Company shipped the first system in July 2016. The project identifies multiple milestones with values assigned to each. The consideration earned upon achieving the milestone is required to meet the following conditions prior to recognition: (i) the value is commensurate with the vendor’s performance to meet the milestone, (ii) it relates solely to past performance, (iii) and it is reasonable relative to all of the deliverables and payment terms within the arrangement. Revenue is recognized for the milestone upon acceptance by the customer.

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

PRODUCT DEVELOPMENT COSTS AND CAPITALIZED SOFTWARE:

    Costs incurred in the research and development of new products or systems are charged to operations as incurred. Costs incurred in the development of software programs for the Company’s products are charged to operations as incurred until technological feasibility of the software has been established. Generally, technological feasibility is established when the software module performs its primary functions described in its original specifications, contains features required for it to be usable in a production environment, is completely documented and the related hardware portion of the product is complete. After technological feasibility is established, any additional costs are capitalized. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use. Capitalized costs are amortized over the estimated life of the related software product using the greater of the units of sales or straight-line methods over ten years. No system software development costs were capitalized or amortized in fiscal 2017, 2016 and 2015.

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

    A full valuation allowance was established against all deferred tax assets, as management determined that it is more likely than not that deferred tax assets will not be realized, as of May 31, 2017 and 2016.

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

STOCK-BASED COMPENSATION:

    Stock-based compensation expense consists of expenses for stock options, restricted stock units, or RSUs, and employee stock purchase plan, or ESPP, purchase rights. Stock-based compensation expense for stock options and ESPP purchase rights is measured at each grant date, based on the fair value of the award using the Black-Scholes option valuation model, and is recognized as expense over the employee’s requisite service period. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different from those of publicly traded options. For RSUs, stock-based compensation expense is based on the fair value of the Company’s common stock at the grant date. All of the Company’s stock-based compensation is accounted for as equity instruments.

    The following table summarizes the stock-based compensation expense for the years ended May 31, 2017, 2016 and 2015 (in thousands, except per share data):

	Year Ended May 31,
	2017	2016	2015
Stock-based compensation in the form of stock options, RSUs, and ESPP purchase rights, included in:
Cost of sales	$91	$87	$70
Selling, general and administrative	714	723	726
Research and development	194	206	201
Net effect on net loss	$999	$1,016	$997
Effect on net loss per share:
Basic	$0.06	$0.08	$0.08
Diluted	$0.06	$0.08	$0.08

    During fiscal 2017, 2016 and fiscal 2015, the Company recorded stock-based compensation related to stock options and restricted stock units of $884,000, $894,000 and $857,000, respectively.

    As of May 31, 2017, the total compensation cost related to unvested stock-based awards under the Company’s 2006 Equity Incentive Plan and 2016 Equity Incentive Plan, but not yet recognized, was $886,000 which is net of estimated forfeitures of $2,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.3 years.

    During fiscal 2017, 2016 and fiscal 2015, the Company recorded stock-based compensation related to its ESPP of $115,000, $122,000 and $140,000, respectively.

    As of May 31, 2017, 2016 and 2015, stock-based compensation costs of zero, zero and $20,000, respectively, were capitalized as part of inventory.

    As of May 31, 2017, the total compensation cost related to purchase rights under the ESPP but not yet recognized was $33,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 0.7 years.

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

    Volatility. Volatility is a measure of the amounts by which a financial variable such as stock price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company uses the historical volatility for the past five years, which matches the expected term of most of the option grants, to estimate expected volatility. Volatility for each of the ESPP’s four time periods of six months, twelve months, eighteen months, and twenty-four months is calculated separately and included in the overall stock-based compensation expense recorded.

    Risk-Free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes option valuation method on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of the stock awards including the ESPP.

    Fair Value. The fair values of the Company’s stock options granted to employees in fiscal 2017, 2016 and 2015 were estimated using the following weighted average assumptions in the Black-Scholes option valuation method:

	Year Ended May 31,
	2017	2016	2015
Option plan shares
Expected term (in years)	4	4	4
Volatility	0.81	0.86	0.90
Risk-free interest rates	1.02%	1.21%	1.20%
Weighted-average grant date fair value	$1.09	$1.31	$1.52

    The fair value of our ESPP purchase rights for the fiscal 2017, 2016 and 2015 was estimated using the following weighted-average assumptions:

	Year End May 31,
	2017	2016	2015
Employee stock purchase plan shares
Expected term (in years)	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0
Volatility	0.79 – 1.08	0.64 – 0.74	0.55 – 0.83
Risk-free interest rates	0.48%–0.80%	0.40%–0.76%	0.04%–0.55%
Weighted-average grant date fair value	$1.65	$0.80	$1.43

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

    The following table presents the computation of basic and diluted net loss per share attributable to Aehr Test Systems common shareholders (in thousands, except per share data):

	Year Ended May 31,
	2017	2016	2015
Numerator: Net loss	$(5,653)	$(6,785)	$(6,647)

Denominator for basic net loss per share:
Weighted-average shares outstanding	16,267	13,091	12,047

Shares used in basic net loss per share calculation	16,267	13,091	12,047

Effect of dilutive securities	--	--	--

Denominator for diluted net loss per share	16,267	13,091	12,047

Basic net loss per share	$(0.35)	$(0.52)	$(0.55)

Diluted net loss per share	$(0.35)	$(0.52)	$(0.55)

    For the purpose of computing diluted earnings per share, the weighted average number of potential common shares does not include stock options with an exercise price greater than the average fair value of the Company’s common stock for the period, as the effect would be anti-dilutive. In the fiscal year’s ended May 31, 2017 and 2016, potential common shares have not been included in the calculation of diluted net loss per share as the effect would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for these periods are the same. Stock options to purchase 3,074,000, 3,201,000, and 3,686,000 shares of common stock were outstanding on May 31, 2017, 2016 and 2015, respectively, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive. RSUs for 32,000 and 35,000 shares were outstanding at May 31, 2017 and 2016, respectively, but not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive. ESPP rights to purchase 169,000, 304,000 and 175,000 ESPP shares were outstanding on May 31, 2017, 2016 and 2015, respectively, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive. The 2,657,000 shares convertible under the Convertible Notes outstanding at May 31, 2017 and 2016 were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive.

COMPREHENSIVE LOSS:

    Comprehensive loss generally represents all changes in shareholders’ equity (deficit) except those resulting from investments or contributions by shareholders. Unrealized gains and losses on foreign currency translation adjustments are included in the Company’s components of comprehensive loss, which are excluded from net loss. Comprehensive loss is included in the statements of comprehensive loss.

RECLASSIFICATION

    Certain reclassifications have been made to the consolidated financial statements to conform to the current period presentation. These reclassifications did not result in any change in previously reported net loss, total assets or shareholders’ equity (deficit).

RECENT ACCOUNTING PRONOUNCEMENTS:

    In May 2014, as part of its ongoing efforts to assist in the convergence of GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued an accounting standard update related to revenue from contracts with customers. This standard sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The standard provides alternative methods of initial adoption and will become effective for the Company beginning in the first quarter of fiscal 2019. The FASB has issued several updates to the standard which i) defer the original effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017. ii) clarify the application of the principal versus agent guidance. and iii) clarify the guidance on inconsequential and perfunctory promises and licensing. In May 2016, the FASB issued an update to address certain narrow aspects of the guidance including collectibility criterion, collection of sales taxes from customers, noncash consideration, contract modifications and completed contracts. This issuance does not change the core principle of the guidance in the initial topic issued in May 2014. In December 2016, the FASB issued updated guidance regarding revenue from contracts with customers. Some topics that could impact the Company include corrections and improvements around the following: contract costs impairment testing, disclosure of remaining performance obligations and prior period obligations, contract modifications, and contract asset versus receivable. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.

    In August 2014, the FASB issued authoritative guidance related to going concern. This guidance requires management to evaluate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern and whether or not it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. This guidance became effective for the Company for the annual period ending May 31, 2017. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

    In July 2015, the FASB issued an accounting standard update that requires management to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This new standard will be effective for us in fiscal year 2018. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

    In November 2015, the FASB issued an accounting standard update related to deferred tax assets and liabilities. This standard simplifies the presentation of deferred income taxes to be classified as noncurrent in the consolidated balance sheet. This new standard will be effective for us in fiscal year 2018. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

    In January 2016, the FASB issued an accounting standard update related to recognition and measurement of financial assets and financial liabilities. This standard changes accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, it clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. This standard is effective for us in fiscal year 2020. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.

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

    In March 2016, the FASB released an accounting standard update that simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The accounting standard will be effective for the Company beginning the first quarter of fiscal 2018, and early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

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

2. ACCOUNTS RECEIVABLE:

     Accounts receivable comprise (in thousands):

	May 31,
	2017	2016
Accounts receivable	$4,071	$530
Less: Allowance for doubtful accounts	(61)	(8)
	$4,010	$522

		Additions
	Balance at	charged to		Balance
	beginning	costs and		at end
	of year	expenses	Deductions*	of year

Allowance for doubtful accounts receivable:
May 31, 2017	$8	$53	$--	$61

May 31, 2016	$21	$--	$(13)	$8

    * Deductions include write-offs of uncollectible accounts and collections of amounts previously reserved.

3. INVENTORIES:

     Inventories comprise (in thousands):

	May 31,
	2017	2016
Raw materials and sub-assemblies	$4,268	$2,839
Work in process	2,059	4,151
Finished goods	277	43
	$6,604	$7,033

4. PROPERTY AND EQUIPMENT, NET:

    Property and equipment, net comprise (in thousands):
	May 31,
	2017	2016
Leasehold improvements	$1,145	$1,072
Furniture and fixtures	974	974
Machinery and equipment	3,035	2,330
Test equipment	2,268	2,581

	7,422	6,957
Less: Accumulated depreciation and amortization	(6,003)	(5,753)
	$1,419	$1,204

    Depreciation expense was $271,000, $203,000 and $135,000 for fiscal 2017, 2016, and 2015, respectively.

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

    Following is a summary of changes in the Company’s liability for product warranties during the fiscal years ended May 31, 2017 and 2016 (in thousands):
	May 31,
	2017	2016

Balance at the beginning of the year	$155	$137
Accruals for warranties issued during the year	123	334
Accruals and adjustments (change in estimates) related to pre-existing warranties during the year	(54)	--
Settlement made during the year (in cash or in kind)	(111)	(316)

Balance at the end of the year	$113	$155

    The accrued warranty balance is included in accrued expenses on the consolidated balance sheets.

6. ACCRUED EXPENSES:

    Accrued expenses comprise (in thousands):

	May 31,
	2017	2016
Payroll related	$934	$706
Professional services	161	166
Accrued interest	139	110
Commissions and bonuses	125	227
Warranty	113	155
Taxes payable	69	63
Investor relations	25	88
Other	43	38
	$1,609	$1,553

7. INCOME TAXES:

    Domestic and foreign components of loss before income tax (expense) benefit are as follows (in thousands):

	Year Ended May 31,
	2017	2016	2015
Domestic	$(5,663)	$(6,794)	$(6,871)
Foreign	35	19	258
	$(5,628)	$(6,775)	$(6,613)

    The income tax (expense) benefit consists of the following (in thousands):

	Year Ended May 31,
	2017	2016	2015
Federal income taxes:
Current	$--	$--	$--
Deferred	--	--	--
State income taxes:
Current	(8)	3	(19)
Deferred	--	--	--
Foreign income taxes:
Current	(17)	(13)	(15)
Deferred	--	--	--
	$(25)	$(10)	$(34)

     The Company’s effective tax rate differs from the U.S. federal statutory tax rate, as follows:

	Year Ended May 31,
	2017	2016	2015
U.S. federal statutory tax rate	34.0%	34.0%	34.0%
State taxes, net of federal tax effect	(0.1)	--	(0.2)
Foreign rate differential	0.1	0.2	1.4
Stock-based compensation	(2.8)	(3.8)	(2.2)
Research and development credit	3.1	2.1	1.1
Change in valuation allowance	(33.8)	(32.5)	(34.4)
Other	(0.9)	(0.2)	(0.2)
Effective tax rate	(0.4)%	(0.2)%	(0.5)%

      The components of the net deferred tax assets are as follows (in thousands):

	Year Ended May 31,
	2017	2016

Net operating losses	$18,719	$16,643
Credit carryforwards	4,715	4,430
Inventory reserves	870	1,064
Reserves and accruals	1,566	1,606
Other	393	885

	26,263	24,628

Less: Valuation allowance .	(26,263)	(24,628)
Net deferred tax assets	$--	$--

    The valuation allowance increased by $1,635,000 during fiscal 2017, increased by $421,000 during fiscal 2016, and increased by $2,223,000 during fiscal 2015. As of May 31, 2017 and 2016, the Company concluded that it is more likely than not that the deferred tax assets will not be realized and therefore provided a full valuation allowance against the deferred tax assets. The Company will continue to evaluate the need for a valuation allowance against its deferred tax assets on a quarterly basis.

    At May 31, 2017, the Company had federal and state net operating loss carryforwards of $51,851,000 and $30,351,000, respectively. The federal and state net operating loss carryforwards will begin to expire in 2024. At May 31, 2017, the Company also had federal and state research and development tax credit carryforwards of $1,982,000 and $5,164,000, respectively. The federal credit carryforward will begin to expire in 2019, and the California credit will carryforward indefinitely. These carryforwards may be subject to certain limitations on annual utilization in case of a change in ownership, as defined by tax law. The Company also has alternative minimum tax credit carryforwards of $91,000 for federal tax purposes and $34,000 for state purposes. The credits may be used to offset regular tax and do not expire.

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

    Foreign net operating loss carryforwards of $892,000 are available to reduce future foreign taxable income. The foreign net operating losses will begin to expire in 2018.

    The Company maintains liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available. The aggregate changes in the balance of gross unrecognized tax benefits are as follows (in thousands):

Beginning balance as of May 31, 2014	$973
Decreases related to prior year tax positions	--
Decreases related to lapse of statute of limitations	(54)

Balance at May 31, 2015	$919

Decreases related to prior year tax positions	(124)
Decreases related to lapse of statute of limitations	(6)

Balance at May 31, 2016	$789

Decreases related to prior year tax positions	--
Decreases related to lapse of statute of limitations	--

Balance at May 31, 2017	$789

    The ending balance of $789,000 of unrecognized tax benefits as of May 31, 2017, if recognized, would not impact the effective tax rate.

    Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, California, Germany and Japan. Tax years 1997 – 2016 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

8. CUSTOMER DEPOSITS AND DEFERRED REVENUE:

    Customer deposits and deferred revenue (in thousands):

	May 31,
	2017	2016
Customer deposits	$3,264	$540
Deferred revenue	203	1,174
	$3,467	$1,714

9. LONG-TERM DEBT:

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

    The Convertible Notes bear interest at an annual rate of 9.0% and will mature on April 10, 2019 unless repurchased or converted prior to that date. Interest is payable quarterly on March 1, June 1, September 1 and December 1 of each year. Debt issuance costs of $356,000, which are being accreted over the term of the original loan using the effective interest rate method, were offset against the loan balance. During fiscal years ended May 31, 2017 and 2016, $148,000 and $177,000, respectively, of amortization costs were recognized as interest expense.

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

    On April 14, 2016, $900,000 drawn against the Credit Facility was converted into Convertible Notes. As of May 31, 2016, the Company had a balance of $1,100,000 against the Credit Facility. Upon maturity in July 2016, the $1,100,000 balance of the Credit Facility was converted into Convertible Notes. As of May 31, 2017, there was no remaining balance available on the Credit Facility.

    The Company’s obligations under the Purchase Agreement are secured by substantially all of the assets of the Company.

    Long-term debt, net of debt issuance costs (in thousands):

	May 31,	May 31,
	2017	2016
Principal	$6,110	$6,110
Unamortized debt issuance costs	--	(148)
	$6,110	$5,962

10. EQUITY:

    On August 8, 2016 the Company issued 200,000 shares of its common stock to Semics Inc., a semiconductor test equipment provider that produces fully automatic wafer probe systems, in consideration for cancellation of an outstanding invoice of $323,000 for capital equipment.

    On September 28, 2016, the Company sold 2,722,000 shares of its common stock in a private placement transaction to certain institutional and accredited investors. The purchase price per share of the common stock sold in the private placement was $2.15, resulting in gross proceeds to the Company of $5,851,000, before offering expenses. The net proceeds after offering expenses were $5,299,000.

    On April 19 2017, the Company completed a public offering of 4,423,000 shares of its common stock at a price to the public of $3.90 per share, including the underwriter’s exercise of its option to purchase 577,000 additional shares to cover over-allotments. The gross proceeds to the Company were $17,250,000, before underwriting discounts and offering expenses. The net proceeds after underwriting discounts and offering expenses were $15,832,000.

11. CAPITAL STOCK:

EQUITY INCENTIVE PLAN:

    In October 2006, the Company’s 2006 Equity Incentive Plan was approved by the shareholders, which provides for granting of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, performance shares and other stock or cash awards as the Company’s Board of Directors may determine.

    In October 2016, the Company’s 2016 Equity Incentive Plan was approved by the Company’s shareholders. The 2016 Equity Incentive Plan replaced our 2006 Equity Incentive Plan, which was scheduled to expire in October 2016, and will continue in effect until 2026. A total of 2,238,000 shares of common stock have been reserved for issuance under the Company’s 2016 Equity Incentive Plan, which includes 1,438,000 shares that remained available for issuance under the 2006 Equity Incentive Plan. See the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 14, 2016 for further information regarding the 2016 Equity Incentive Plan.

    As of May 31, 2017, out of the 5,275,000 shares authorized for grant under the 2006 Equity Incentive Plan and 2016 Equity Incentive Plan, 3,105,000 stock options and RSUs were outstanding.

    The following tables summarize the Company’s stock option and RSU transactions during fiscal 2017, 2016 and 2015 (in thousands):

Available
Shares
Balances, May 31, 2014	1,145

Additional shares reserved	860
Options granted	(1,253)
Options terminated	93

Balances, May 31, 2015	845

Additional shares reserved	800
Options granted	(92)
RSUs granted	(35)
Options terminated	329

Balances, May 31, 2016	1,847

Additional shares reserved	2,238
Options granted	(368)
RSUs granted	(157)
Options terminated	55
Plan shares expired	(1,446)

Balances, May 31, 2017	2,169

    The following table summarized the stock option transactions during fiscal 2017, 2016 and 2015 (in thousands, except per share data):

	Outstanding Options
		Weighted
	Number	Average	Aggregate
	of	Exercise	Intrinsic
	Shares	Price	Value
Balances, May 31, 2014	3,002	$1.31	$2,913

Options granted	1,253	$2.38
Options terminated	(93)	$2.30
Options exercised	(476)	$1.33

Balances, May 31, 2015	3,686	$1.66	$2,946

Options granted	92	$2.12
Options terminated	(329)	$1.93
Options exercised	(248)	$1.34

Balances, May 31, 2016	3,201	$1.66	$189

Options granted	368	$1.83
Options terminated	(55)	$1.42
Options exercised	(440)	$1.35

Balances, May 31, 2017	3,074	$1.73	$8,763

Options exercisable and expected to be exercisable at May 31, 2017	3,030	$1.72	$8,654

    The options outstanding and exercisable at May 31, 2017 were in the following exercise price ranges (in thousands, except per share data):

	Options Outstanding			Options Exercisable
	at May 31, 2017			at May 31, 2017
Range of Exercise Prices	Number Outstanding Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.59-$0.97	514	1.77	$0.66	514	1.77	$0.66
$1.09-$1.40	784	2.41	$1.28	773	2.40	$1.28
$1.68-$2.06	542	5.12	$1.77	287	4.26	$1.85
$2.10-$2.81	1,234	4.53	$2.44	848	4.46	$2.46

$0.59-$2.81	3,074	3.63	$1.73	2,422	3.21	$1.63	$7,148

    The total intrinsic values of options exercised were $810,000, $185,000 and $540,000 during fiscal 2017, 2016 and 2015, respectively. The weighted average contractual life of the options exercisable and expected to be exercisable at May 31, 2017 was 3.62 years.

    Options to purchase 2,422,000, 2,390,000 and 2,189,000 shares were exercisable at May 31, 2017, 2016 and 2015, respectively. These exercisable options had weighted average exercise prices of $3.21, $3.69 and $1.43 as of May 31, 2017, 2016 and 2015, respectively.

    During the fiscal year ended May 31, 2017, RSUs for 74,000 shares were granted to employees. The market value on the date of the grant of these RSUs was $1.68 per share. 42,000 RSUs became fully vested during the year ended May 31, 2017, and 32,000 RSUs were unvested at May 31, 2017. The intrinsic value of the unvested RSUs at May 31, 2017 was $145,000. During the fiscal year ended May 31, 2016, RSUs were granted to an employee for 35,000 shares. The market value on the date of the grant of these RSUs was $2.16 per share. The RSUs are performance-based and immediately vest upon attainment of goals established and have a term of one year. The 35,000 RSUs were outstanding and fully vested at May 31, 2016. The intrinsic value of the outstanding RSUs at May 31, 2016 was $35,000. There were no RSUs granted during fiscal 2015.

    During the fiscal year ended May 31, 2017, RSUs for 83,000 shares were granted to members of the Company’s Board of Directors. The weighted average market value on the date of the grant of these RSUs was $1.86 per share. All of these RSUs were fully vested at May 31, 2017. There were no RSUs granted to members of the Board of Directors during fiscal 2016 or 2015.

12. EMPLOYEE BENEFIT PLANS:

EMPLOYEE STOCK OWNERSHIP PLAN:

    The Company has a non-contributory, trusteed employee stock ownership plan for full-time employees who have completed three consecutive months of service and for part-time employees who have completed one year of service and have attained an age of 21. The Company can contribute either shares of the Company’s stock or cash to the plan. The contribution is determined annually by the Company and cannot exceed 15% of the annual aggregate salaries of those employees eligible for participation in the plan. On May 31, 2007, the Company converted the Aehr Test Systems Employee Stock Bonus Plan into the Aehr Test Systems Employee Stock Ownership Plan (the “Plan”). The stock bonus plan was converted to an employee stock ownership plan (“ESOP”) to enable the Plan to better comply with changes in the law regarding Company stock. Individuals’ account balances vest at a rate of 20% per year commencing upon completion of two years of service. Non-vested balances, which are forfeited following termination of employment, are allocated to the remaining employees in the Plan. Under the Plan provisions, each employee who reaches age fifty-five (55) and has been a participant in the Plan for ten years will be offered an election each year to direct the transfer of up to 25% of his/her ESOP account to the employee self-directed account in the Savings and Retirement Plan. For anyone who met the above prerequisites, the first election to diversify holdings was offered after May 31, 2008. In the sixth year, employees will be able to diversify up to 50% of their ESOP accounts. Contributions of $60,000 per year were authorized for the plan during fiscal 2017, 2016 and 2015. The contribution amounts are recorded as compensation expense, in the period authorized and included in accrued expenses, in the period authorized. Contributions of 59,000 shares were made to the ESOP during fiscal 2017 for fiscal 2016. Contributions of 25,000 shares were made to the ESOP during fiscal 2016 for fiscal 2015. Contributions of 27,000 shares were made to the

ESOP during fiscal 2015 for fiscal 2014. The contribution for fiscal 2017 will be made in fiscal 2018. Shares held in the ESOP are included in the EPS calculation.

401(K) PLAN:

    The Company maintains a defined contribution savings plan (the “401(k) Plan”) to provide retirement income to all qualified employees of the Company. The 401(k) Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan is funded by voluntary pre-tax contributions from employees. Contributions are invested, as directed by the participant, in investment funds available under the 401(k) Plan. The Company is not required to make, and did not make, any contributions to the 401(k) Plan during fiscal 2017, 2016 and 2015.

EMPLOYEE STOCK PURCHASE PLAN:

    In October 2006, the Company’s shareholders approved the 2006 Employee Stock Purchase Plan. In October 2016, the Company’s Amended and Restated 2006 Employee Stock Purchase Plan, or Purchase Plan, was approved by the Company’s shareholders. The Purchase Plan extended the term of the 2006 Employee Stock Purchase Plan indefinitely. A total of 532,000 shares of the Company’s common stock were reserved for issuance under the Purchase Plan. See the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 14, 2016 for further information regarding the Purchase Plan. The Purchase Plan has consecutive, overlapping, twenty-four month offering periods. Each twenty-four month offering period includes four six month purchase periods. The offering periods generally begin on the first trading day on or after April 1 and October 1 each year. All employees who work a minimum of 20 hours per week and are customarily employed by the Company (or an affiliate thereof) for at least five months per calendar year are eligible to participate. Under the Purchase Plan, shares are purchased through employee payroll deductions at exercise prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of an offering period or the last day of the purchase period. If a participant’s rights to purchase stock under all employee stock purchase plans of the Company accrue at a rate which exceeds $25,000 worth of stock for a calendar year, such participant may not be granted an option to purchase stock under the Purchase Plan. The maximum number of shares a participant may purchase during a single purchase period is 3,000 shares. During the fiscal years ended May 31, 2017, 2016 and 2015, ESPP purchase rights of 1,000, 304,000, and 222,000 shares, respectively, were granted. For the years ended May 31, 2017, 2016 and 2015, approximately 151,000, 86,000 and 87,000 shares of common stock, respectively, were issued under the plans. As of May 31, 2017, 1,119,000 shares have been issued under the ESPP, and there were 381,000 ESPP shares available for issuance.

13. OTHER (EXPENSE) INCOME, NET:

    Other (expense) income, net comprises the following (in thousands):

	Year Ended May 31,
	2017	2016	2015
Foreign exchange (loss) gain	$(21)	$(19)	$194
Other, net	--	3	17
	$(21)	$(16)	$211

14. SEGMENT INFORMATION:

    The Company operates in one reportable segment: the design, manufacture and marketing of advanced test and burn-in products to the semiconductor manufacturing industry.

    The following presents information about the Company’s operations in different geographic areas. Net sales are based upon ship-to location (in thousands):

	United
	States	Asia	Europe	Total
2017:
Net sales	$7,762	$10,439	$697	$18,898
Property and equipment, net	1,364	40	15	1,419

2016:
Net sales	$2,957	$10,228	$1,316	$14,501
Property and equipment, net	1,151	39	14	1,204

2015:
Net sales	$3,648	$4,943	$1,427	$10,018
Property and equipment, net	432	34	12	478

    The Company’s Japanese and German subsidiaries primarily comprise the foreign operations. Substantially all of the sales of the subsidiaries are made to unaffiliated Japanese or European customers. Net sales from outside the United States include those of Aehr Test Systems Japan K.K. and Aehr Test Systems GmbH.

15. RELATED PARTY TRANSACTIONS:

    Mario M. Rosati, one of the Company’s directors, is also a member of Wilson Sonsini Goodrich & Rosati, Professional Corporation, which has served as the Company’s outside corporate counsel and has received compensation at normal commercial rates for these services. At May 31, 2017, the Company had $188,000 payable to Wilson Sonsini Goodrich & Rosati.

16. COMMITMENTS AND CONTINGENCIES:

COMMITMENTS

    The Company leases most of its manufacturing and office space under operating leases. The Company entered into non-cancelable operating lease agreements for its United States manufacturing and office facilities and maintains equipment under non-cancelable operating leases in Germany. The Company’s principal administrative and production facilities are located in Fremont, California, in a 51,289 square foot building. The Company’s lease was renewed in November 2014 and expires in June 2018. The Company has an option to extend the lease for an additional three year period at rates to be determined. The Company’s facility in Japan is located in a 418 square foot office in Tokyo under a cancellable lease which expires in June 2019. The Company also maintains a 1,585 square foot warehouse in Yamanashi under a lease which expires in November 2017. The Company leases a sales and support office in Utting, Germany. The lease, which began February 1, 1992 and expires on January 31, 2019, contains an automatic twelve months renewal, at rates to be determined, if no notice is given prior to six months from expiry. Under the lease agreements, the Company is responsible for payments of utilities, taxes and insurance.

    Minimum annual rentals payments under non-cancellable operating leases in each of the next five fiscal years and thereafter are as follows (in thousands):

Years Ending May 31,
2018	$502
2019	64
2020	1
2021	--
2022	--
Thereafter	--
Total	$567

    Rental expense for the years ended May 31, 2017, 2016 and 2015 was $509,000, $499,000 and $554,000, respectively.

    At May 31, 2017 and 2016, the Company had a $50,000 certificate of deposit held by a financial institution representing a security deposit for its United States manufacturing and office space lease. This amount is included in other assets on the consolidated balance sheets.

PURCHASE OBLIGATIONS

    The Company has purchase obligations to certain suppliers. In some cases the products the Company purchases are unique and have provisions against cancellation of the order. At May 31, 2017, the Company had $5,684,000 of purchase obligations which are due within the following 12 months. This amount does not include contractual obligations recorded on the consolidated balance sheets as liabilities.

CONTINGENCIES

    The Company may, from time to time, be involved in legal proceedings arising in the ordinary course of business. While there can be no assurances as to the ultimate outcome of any litigation involving the Company, management does not believe any pending legal proceedings will result in judgment or settlement that will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

    In the normal course of business to facilitate sales of its products, the Company indemnifies other parties, including customers, with respect to certain matters, for example, including against losses arising from a breach of representations or covenants, or from intellectual property infringement or other claims. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its officers and directors, and the Company’s bylaws contain similar indemnification obligations to the Company’s agents.

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

17. SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

    The following tables (presented in thousands, except per share data) sets forth selected unaudited condensed consolidated statements of operations data for each of the four quarters of the fiscal years ended May 31, 2017 and 2016. The unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in the Company’s opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair statement of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period and should be read in conjunction with the audited consolidated financial statements of the Company’s and the notes thereto included elsewhere herein.

	Three Months Ended
	Aug. 31,	Nov. 30,	Feb. 28,	May 31,
	2016	2016	2017	2017
Net sales	$5,318	$4,216	$2,681	$6,683
Gross profit	$2,206	$1,463	$503	$2,608
Net loss	$(755)	$(1,452)	$(2,651)	$(795)
Net loss per share basic and diluted	$(0.06)	$(0.09)	$(0.16)	$(0.04)

	Three Months Ended
	Aug. 31,	Nov. 30,	Feb. 29,	May 31,
	2015	2015	2016	2016
Net sales	$6,633	$4,620	$1,677	$1,571
Gross profit (loss)	$3,383	$1,691	$169	$(98)
Net income (loss)	$294	$(1,048)	$(2,975)	$(3,056)
Net income (loss) per share basic and diluted	$0.02	$(0.08)	$(0.23)	$(0.23)

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

            Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control – Integrated Framework” (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of May 31, 2017. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

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

Item 9B. Other Information

    None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

    The information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2017 Annual Meeting of Shareholders.

Item 11. Executive Compensation

    The information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2017 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    The information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2017 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

    The information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2017 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

    The information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2017 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Report:

      1. Financial Statements

  See Index under Item 8.

      2. Financial Statement Schedule

          See Index under Item 8.

      3. Exhibits

          See Item 15(b) below.

(b) Exhibits

    The following exhibits are filed as part of or incorporated by reference into this Report:

Exhibit No.	Description
3.1(1)	Restated Articles of Incorporation of Registrant.
3.2(2)	Amended and Restated Bylaws of Registrant.
4.1(3)	Form of Common Stock certificate.
4.2(4)	Convertible Note Purchase and Credit Facility Agreement, dated April 10, 2015, by and among Aehr Test Systems, QVT Fund LP and Quintessence Fund L.P.
4.3(5)	Amendment to Convertible Note Purchase and Credit Facility Agreement and 9.0% Notes, dated August 22, 2016, by and among Aehr Test Systems, QVT Fund LP and Quintessence Fund L.P.
4.4	Form of 9.0% Convertible Secured Note due 2017 (included in Exhibit 4.2)
4.5	Form of 5.0% Secured Revolving Credit Note (included in Exhibit 4.2)
4.6(6)	Registration Rights Agreement, dated April 10, 2015, by and among Aehr Test Systems, QVT Fund LP and Quintessence Fund L.P.
4.7(7)	Registration Rights Agreement by and among the Company and the Investors (as defined therein), dated as of September 22, 2016.
10.1(8)	2006 Equity Incentive Plan.*
10.2(9)	Amended and Restated 2006 Employee Stock Purchase Plan.*
10.3(10)	2016 Equity Incentive Plan.*
10.4(11)	Form of Indemnification Agreement entered into between Registrant and its directors and executive officers.*
10.5(12)	Form of Change of Control Agreement.*
10.6(13)	Lease dated August 3, 1999 for facilities located at Building C, 400 Kato Terrace, Fremont, California.
10.6.1(14)	First Amendment dated May 06, 2008 for facilities located at400 Kato Terrace, Fremont, California.
10.6.2(15)	Second Amendment dated November 7, 2014 for facilities located at400 Kato Terrace, Fremont, California.
10.10(16)	Offer Letter dated January 3, 2012, between the Company and Gayn Erickson.*
10.11(17)	Offer Letter dated March 5, 2013, between the Company and Rhea Posedel.*
10.12(18)	Change of Control Severance Agreement dated January 3, 2012, between the Company and Gayn Erickson.*
10.13(19)	Amended and Restated Change of Control Severance Agreement dated March 5, 2013, between the Company and Rhea J. Posedel.*
10.14(20)	Common Stock Purchase Agreement by and among the Company and the Investors (as defined therein), dated as of March 15, 2013.
10.15(21)	Common Stock Purchase Agreement by and among the Company and the Investors (as defined therein), dated as of November 24, 2014.
10.16(22)	Security Agreement, dated April 10, 2015, by and among Aehr Test Systems, QVT Fund LP and Quintessence Fund L.P.
10.17(23)	Form of 2006 Equity Incentive Plan Stock Option Award Agreement.*
10.18(24)	Form of 2006 Equity Incentive Plan Restricted Stock Unit Award.*
10.19	Form of 2016 Equity Incentive Plan Stock Option Award Agreement.*
10.20	Form of 2016 Equity Incentive Plan Restricted Stock Unit Award.*
10.21(25)	Purchase Agreement by and among the Company and the Investors (as defined therein), dated as of September 22, 2016.
21.1	Subsidiaries of the Company.
23.1	Consent of BPM LLP - Independent Registered Public Accounting Firm (filed herewith).
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31.1	Certification Statement of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification Statement of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

(4) Incorporated by reference to Exhibit 4.1 previously filed with the Company’s Current Report on Form 8-K filed April 14, 2015 (File No. 000-22893).

(5) Incorporated by reference to Exhibit 4.3 previously filed with the Company’s Current Report on Form 8-K filed August 22, 2016 (File No. 000-22893).

(6) Incorporated by reference to Exhibit 4.6 previously filed with the Company’s Current Report on Form 8-K filed April 14, 2015 (File No. 000-22893).

(7) Incorporated by reference to Exhibit 4.7 previously filed with the Company’s Current Report on Form 8-K filed September 22, 2016 (File No. 000-22893).

(8) Incorporated by reference to Exhibit 10.1 previously filed with the Company’s Registration Statement on Form S-8 filed October 27, 2006 (File No. 333-138249).

(9) Incorporated by reference to Exhibit 10.2 previously filed with the Company’s Registration Statement on Form S-8 filed November 14, 2016 (File No. 333-214589).

(10) Incorporated by reference to Exhibit 10.3 previously filed with the Company’s Registration Statement on Form S-8 filed November 14, 2016 (File No. 333-214589).

(11) Incorporated by reference to Exhibit 10.4 previously filed with Amendment No.1 to the Company’s Registration Statement on Form S-1 filed July 17, 1997 (File No. 333-28987).

(12) Incorporated by reference to Exhibit 10.14 previously filed with the Company’s Form 10-K for the year ended May 31, 2001 filed August 29, 2001 (File No. 000-22893).

(13) Incorporated by reference to Exhibit 10.12 exhibit previously filed with the Company’s Form 10-K for the year ended May 31, 1999 filed August 30, 1999 (File No. 000-22893).

(14) Incorporated by reference to Exhibit 10.15 previously filed with the Company’s Current Report on Form 8-K filed May 9, 2008 (File No. 000-22893).

(15) Incorporated by reference to Exhibit 10.1 previously filed with the Company’s Current Report on Form 8-K filed November 12, 2014 (File No. 000-22893).

(16) Incorporated by reference to Exhibit No. 10.1 previously filed with the Company's Current Report on Form 8-K filed January 9, 2012 (File No. 000-22893).

(17) Incorporated by reference to Exhibit No. 10.1 previously filed with the Company's Current Report on Form 8-K filed March 8, 2013 (File No. 000-22893).

(18) Incorporated by reference to Exhibit No. 10.3 previously filed with the Company's Current Report on Form 8-K filed January 9, 2012 (File No. 000-22893).

(19) Incorporated by reference to Exhibit No. 10.2 previously filed with the Company's Current Report on Form 8-K filed March 8, 2013 (File No. 000-22893).

(20) Incorporated by reference to Exhibit No. 10.1 previously filed with the Company's Current Report on Form 8-K filed March 20, 2013 (File No. 000-22893).

(21) Incorporated by reference to Exhibit No. 10.1 previously filed with the Company's Current Report on Form 8-K filed November 26, 2014 (File No. 000-22893).

(22) Incorporated by reference to Exhibit 10.1 previously filed with the Company’s Current Report on Form 8-K filed April 14, 2015 (File No. 000-22893).

(23) Incorporated by reference to Exhibit 10.17 previously filed with the Company’s Annual Report on Form 10-K filed August 29, 2016 (File No. 000-22893).

(24) Incorporated by reference to Exhibit 10.18 previously filed with the Company’s Annual Report on Form 10-K filed August 29, 2016 (File No. 000-22893).

(25) Incorporated by reference to Exhibit 10.21 previously filed with the Company’s Current Report on Form 8-K filed September 22, 2016 (File No. 000-22893).

* Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 29, 2017

AEHR TEST SYSTEMS

Date	By:	/s/ GAYN ERICKSON
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

Signature	Title	Date
President, Chief Executive
Officer, and Director
/s/ GAYN ERICKSON	(Principal Executive Officer)	August 29, 2017
Gayn Erickson	Vice President of Finance
and Chief Financial Officer
/s/ KENNETH B. SPINK	(Principal Financial and	August 29, 2017
Kenneth B. Spink

/s/ RHEA J. POSEDEL	Chairman	August 29, 2017
Rhea J. Posedel

/s/ ROBERT R. ANDERSON	Director	August 29, 2017
Robert R. Anderson

/s/ WILLIAM W. R. ELDER	Director	August 29, 2017
William W. R. Elder

/s/ MARIO M. ROSATI	Director	August 29, 2017
Mario M. Rosati

/s/ JOHN M. SCHNEIDER	Director	August 29, 2017
John M. Schneider

/s/ HOWARD T. SLAYEN	Director	August 29, 2017
Howard T. Slayen