Form 10-Q
period 2017-08-31
AEHR TEST SYSTEMS
filed 2017-10-13
CIK 1040470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

       For the quarterly period ended August 31, 2017

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

                                 Yes X      No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company,"  and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ___                               Accelerated filer  ___

Non-accelerated filer  ___                                 Smaller reporting company X

(Do not check if a smaller reporting company)

Emerging growth company  ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes ___   No X

Number of shares of the registrant’s common stock, $0.01 par value, outstanding as of September 29, 2017 was 21,542,096.

AEHR TEST SYSTEMS

FORM 10-Q

FOR THE QUARTER ENDED AUGUST 31, 2017

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	August 31,	May 31,
	2017	2017

ASSETS
Current assets:
Cash and cash equivalents	$13,993	$17,803
Accounts receivable, net	5,301	4,010
Inventories	9,020	6,604
Prepaid expenses and other current assets	2,050	961

Total current assets	30,364	29,378

Property and equipment, net	1,140	1,419
Other assets	95	95

Total assets	$31,599	$30,892

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,473	2,808
Accrued expenses	1,572	1,609
Customer deposits and deferred revenue, short-term	3,034	3,467

Total current liabilities	8,079	7,884

Convertible notes	6,110	6,110
Deferred revenue, long-term	97	104

Total liabilities	14,286	14,098

Aehr Test Systems shareholders' equity:
Common stock, $0.01 par value: Authorized: 75,000; Issued and outstanding: 21,532 shares and 21,340 shares at August 31, 2017 and May 31, 2017, respectively	215	213
Additional paid-in capital	81,576	81,128
Accumulated other comprehensive income	2,308	2,249
Accumulated deficit	(66,767)	(66,777)

Total Aehr Test Systems shareholders' equity	17,332	16,813
Noncontrolling interest	(19)	(19)

Total shareholders' equity	17,313	16,794

Total liabilities and shareholders' equity	$31,599	$30,892

(1) The condensed consolidated balance sheet at May 31, 2017 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these
condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	August 31,
	2017	2016

Net sales	$6,970	$5,318
Cost of sales	4,052	3,112
Gross profit	2,918	2,206

Operating expenses:
Selling, general and administrative	1,791	1,716
Research and development	955	1,060
Total operating expenses	2,746	2,776

Income (loss) from operations	172	(570)

Interest expense, net	(107)	(178)
Other expense, net	(60)	(3)

Income (loss) before income tax benefit (expense)	5	(751)

Income tax benefit (expense)	5	(4)

Net income (loss)	10	(755)
Less: Net income attributable to the noncontrolling interest	--	--

Net income (loss) attributable to Aehr Test Systems common shareholders	$10	$(755)

Net income (loss) per share
Basic	$0.00	$(0.06)
Diluted	$0.00	$(0.06)

Shares used in per share calculations:
Basic	21,417	13,317
Diluted	22,991	13,317

The accompanying notes are an integral part of these
condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three Months Ended
	August 31,
	2017	2016

Net income (loss)	$10	$(755)
Other comprehensive income, net of tax: Net change in cumulative translation adjustments	59	7

Total comprehensive income (loss)	69	(748)
Less: Comprehensive loss attributable to the noncontrolling interest	--	(1)

Comprehensive income (loss), attributable to Aehr Test Systems common shareholders	$69	$(747)

  The accompanying notes are an integral part of these
condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	August 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$10	$(755)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock-based compensation expense	216	319
Provision for doubtful accounts	31	20
Amortization of debt issuance costs	--	44
Depreciation and amortization	89	68
Changes in operating assets and liabilities:
Accounts receivable	(1,260)	(1,250)
Inventories	(2,044)	1,374
Prepaid expenses and other current assets	(1,089)	(52)
Accounts payable	651	713
Accrued expenses	(21)	(181)
Customer deposits and deferred revenue	(440)	946
Income taxes payable	(20)	(2)
Net cash (used in) provided by operating activities	(3,877)	1,244

Cash flows from investing activities:
Purchases of property and equipment	(184)	(21)
Net cash used in investing activities	(184)	(21)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee plans, net of taxes paid related to share settlement of equity awards	234	94
Net cash provided by financing activities	234	94

Effect of exchange rates on cash and cash equivalents	17	86

Net (decrease) increase in cash and cash equivalents	(3,810)	1,403

Cash and cash equivalents, beginning of period	17,803	939

Cash and cash equivalents, end of period	$13,993	$2,342

Supplemental disclosure of non-cash flow information:
Fair value of common stock issued to settle accounts payable	$--	$323
Transfers of property and equipment to inventories	$372	$372

The accompanying notes are an integral part of these
condensed consolidated financial statements.

AEHR TEST SYSTEMS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCCOUNTING POLICIES

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

    In the opinion of management, the unaudited condensed consolidated financial statements for the interim periods presented have been prepared on a basis consistent with the May 31, 2017 audited consolidated financial statements and reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated financial position and results of operations as of and for such periods indicated. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2017. Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

    PRINCIPLES OF CONSOLIDATION. The condensed consolidated financial statements include the accounts of Aehr Test Systems and its subsidiaries (collectively, the "Company"). All significant intercompany balances have been eliminated in consolidation. For the Company’s majority owned subsidiary, Aehr Test Systems Japan K.K., the noncontrolling interest of the portion the Company does not own was reflected on the Condensed Consolidated Balance Sheets in Shareholders’ Equity and in the Condensed Consolidated Statements of Operations.

    ACCOUNTING ESTIMATES. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used to account for sales and revenue allowances, the allowance for doubtful accounts, inventory valuations, income taxes, stock-based compensation expenses, and product warranties, among others. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ materially from those estimates.

   REVENUE RECOGNITION. The Company recognizes revenue upon the shipment of products or the performance of services when: (1) persuasive evidence of the arrangement exists; (2) goods or services have been delivered; (3) the price is fixed or determinable; and (4) collectibility is reasonably assured. When a sales agreement involves multiple deliverables, such as extended support provisions, training to be supplied after delivery of the systems, and test programs specific to customers’ routine applications, the multiple deliverables are evaluated to determine the unit of accounting. Judgment is required to properly identify the accounting units of multiple element transactions and the manner in which revenue is allocated among the accounting units. Judgments made, or changes to judgments made, may significantly affect the timing or amount of revenue recognition.

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

   The Company recognizes revenue in certain circumstances before physical delivery has occurred. In these arrangements, among other things, risk of ownership has passed to the customer, the customer has made a written fixed commitment to purchase the products, the customer has requested the products be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by the Company. For these transactions, the products are segregated from inventory and normal billing and credit terms granted.

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

   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2017. There have been no significant changes in our significant accounting policies during the three months ended August 31, 2017.

2. STOCK-BASED COMPENSATION

    Stock-based compensation expense consists of expenses for stock options, restricted stock units, or RSUs, and employee stock purchase plan, or ESPP, purchase rights. Stock-based compensation cost for stock options and ESPP purchase rights are measured at each grant date, based on the fair value of the award using the Black-Scholes option valuation model, and is recognized as expense over the employee’s requisite service period. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different from those of publicly traded options. For RSUs, stock-based compensation cost is based on the fair value of the Company’s common stock at the grant date. All of the Company’s stock-based compensation is accounted for as an equity instrument. See Notes 11 and 12 in the Company’s Annual Report on Form 10-K for fiscal 2017 filed on August 29, 2017 for further information regarding the 2016 Equity Incentive Plan and the Amended and Restated 2006 ESPP.

  The following table summarizes the stock-based compensation expense for the three months ended August 31, 2017 and 2016 (in thousands):

	Three Months Ended
	August 31,
	2017	2016
Stock-based compensation in the form of employee stock options, RSUs and ESPP purchase rights, included in:
Cost of sales	$22	$24
Selling, general and administrative	150	247
Research and development	44	48
Total stock-based compensation	$216	$319

    As of August 31, 2017 and 2016, there were no stock-based compensation costs capitalized as part of inventory.

    During the three months ended August 31, 2017 and 2016, the Company recorded stock-based compensation related to stock options and RSUs of $201,000 and $279,000, respectively.

    As of August 31, 2017, the total compensation cost related to unvested stock-based awards under the Company’s 2016 Equity Incentive Plans, but not yet recognized, was approximately $1,444,000, which is net of estimated forfeitures of $4,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.6 years.

    During the three months ended August 31, 2017 and 2016, the Company recorded stock-based compensation related to the ESPP of $15,000 and $40,000, respectively.

    As of August 31, 2017, the total compensation cost related to purchase rights under the ESPP but not yet recognized was approximately $18,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 0.5 years.

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

    Fair Value. The fair value of the Company’s stock options granted to employees for the three months ended August 31, 2017 and 2016 were estimated using the following weighted average assumptions in the Black-Scholes option valuation model:

	Three Months Ended
	August 31,
	2017	2016

Expected term (in years)	4	4
Volatility	0.78	0.82
Risk-free interest rate	1.75%	1.01%
Weighted average grant date fair value	$2.27	$1.00

    There were no ESPP purchase rights granted to employees for the three months ended August 31, 2017 and 2016. There were no ESPP shares issued during the three months ended August 31, 2017 and 2016. As of August 31, 2017, there were 381,000 ESPP shares available for issuance.

    The following tables summarize the Company’s stock option and RSU transactions during three months ended August 31, 2017 (in thousands):

Available
Shares
Balance, May 31, 2017	2,169

Options granted	(224)
RSUs granted	(64)
Shares cancelled	--

Balance, August 31, 2017	1,881

    The following table summarizes the stock option transactions during the three months ended August 31, 2017 (in thousands, except per share data):

	Outstanding Options
		Weighted
	Number	Average	Aggregate
	of	Exercise	Intrinsic
	Shares	Price	Value
Balances, May 31, 2017	3,074	$1.73	$8,763

Options granted	224	$3.93
Options cancelled	--	$--
Options exercised	(189)	$1.23

Balances, August 31, 2017	3,109	$1.92	$4,612

Options fully vested and expected to vest at August 31, 2017	3,072	$1.92	$4,577

    The options outstanding and exercisable at August 31, 2017 were in the following exercise price ranges (in thousands, except per share data):

	Options Outstanding			Options Exercisable
	at August 31, 2017			at August 31, 2017
Range of Exercise Prices	Number Outstanding Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.59-$0.97	454	1.54	$0.67	454	1.54	$0.67
$1.09-$1.36	688	2.32	$1.27	688	2.32	$1.27
$1.68-$2.06	516	4.90	$1.75	285	4.10	$1.81
$2.10-$2.81	1,227	4.27	$2.44	914	4.24	$2.46
$3.93	224	6.86	$3.99	5	6.86	$3.99
$0.59-$3.93	3,109	3.73	$1.92	2,346	3.14	$1.69	$3,919

    The total intrinsic value of options exercised during the three months ended August 31, 2017 was $476,000. The total intrinsic value of options exercised during the three months ended August 31, 2016 was $52,000. The weighted average remaining contractual life of the options exercisable and expected to be exercisable at August 31, 2017 was 3.72 years.

    During the three months ended August 31, 2017, RSUs for 64,000 shares were granted to employees. The market value on the date of the grant of these RSUs was $3.93 per share. 2,000 RSUs became fully vested during the three months ended August 31, 2017, and 93,000 RSUs were unvested at August 31, 2017. The intrinsic value of the unvested RSUs at August 31, 2017 was $314,000.

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

    The following table presents the computation of basic and diluted net income (loss) per share attributable to Aehr Test Systems common shareholders (in thousands, except per share data):

	Three Months Ended
	August 31,
	2017	2016

Numerator: Net income (loss)	$10	$(755)

Denominator for basic net income (loss) per share:
Weighted average shares outstanding	21,417	13,317
Shares used in basic net income (loss) per share calculation	21,417	13,317
Effect of dilutive securities	1,574	--
Denominator for diluted net income (loss) per share	22,991	13,317
Basic net income (loss) per share	$0.00	$(0.06)
Diluted net income (loss) per share	$0.00	$(0.06)

    For the purpose of computing diluted earnings per share, the weighted average number of potential common shares does not include stock options with an exercise price greater than the average fair value of the Company’s common stock for the period, as the effect would be anti-dilutive. Stock options to purchase 140,000 shares of common stock were outstanding as of August 31, 2017 but were not included in the computation of diluted net income per share, because the inclusion of such shares would be anti-dilutive. In the three months ended August 31, 2016, potential common shares have not been included in the calculation of diluted net loss per share as the effect would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for this period are the same. Stock options to purchase 3,382,000 shares of common stock, RSUs for 74,000 shares and ESPP rights to purchase 304,000 ESPP shares were outstanding as of August 31, 2016 but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive. The 2,657,000 shares convertible under the convertible notes outstanding at August 31, 2017 and 2016 were not included in the computation of diluted net income (loss) per share, because the inclusion of such shares would be anti-dilutive.

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

Level 2 - instrument valuations are obtained from readily-available pricing sources for comparable instruments.

Level 3 - instrument valuations are obtained without observable market values and require a high level of judgment to determine the fair value.

    The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of August 31, 2017 (in thousands):

	Balance as of August 31, 2017	Level 1	Level 2	Level 3
Money market funds	$12,797	$12,797	$--	$--
Certificate of deposit	50	--	50	--
Assets	$12,847	$12,797	$50	$--

    The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of May 31, 2017 (in thousands):

	Balance as of
	May 31, 2017	Level 1	Level 2	Level 3
Money market funds	$15,516	$15,516	$--	$--
Certificate of deposit	50	--	50	--
Assets	$15,566	$15,516	$50	$--

    There were no financial liabilities measured at fair value as of August 31, 2017 and May 31, 2017.

    There were no transfers between Level 1 and Level 2 fair value measurements during the three months ended August 31, 2017 and May 31, 2017.

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

5. ACCOUNTS RECEIVABLE, NET

Accounts receivable represent customer trade receivables and is presented net of allowance for doubtful accounts of $92,000 at August 31, 2017 and $61,000 at May 31, 2017. Accounts receivable are derived from the sale of products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies. The Company’s allowance for doubtful accounts is based upon historical experience and review of trade receivables by aging category to identify specific customers with known disputes or collection issues. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received.

6. INVENTORIES

    Inventories are comprised of the following (in thousands):

	August 31,	May 31,
	2017	2017
Raw materials and sub-assemblies	$5,928	$4,268
Work in process	2,639	2,059
Finished goods	453	277
	$9,020	$6,604

7. SEGMENT INFORMATION

    The Company operates in one reportable segment: the design, manufacture and marketing of advanced test and burn-in products to the semiconductor manufacturing industry.

    The following presents information about the Company’s operations in different geographic areas. Net sales are based upon ship-to location (in thousands).

	United
	States	Asia	Europe	Total
Three months ended August 31, 2017:
Net sales	$1,290	$5,660	$20	$6,970
Property and equipment, net	1,089	39	12	1,140

Three months ended August 31, 2016:
Net sales	$3,164	$1,910	$244	$5,318
Property and equipment, net	733	42	14	789

    The Company’s Japanese and German subsidiaries primarily comprise the foreign operations. Substantially all of the sales of the subsidiaries are made to unaffiliated Japanese or European customers. Net sales from outside the United States include those of Aehr Test Systems Japan K.K. and Aehr Test Systems GmbH.

    Sales to the Company’s five largest customers accounted for approximately 99% and 93% of its net sales for the three months ended August 31, 2017 and 2016, respectively. Two customers accounted for approximately 54% and 35% of the Company’s net sales in the three months ended August 31, 2017. Three customers accounted for approximately 42%, 27% and 17% of the Company’s net sales in the three months ended August 31, 2016. No other customers represented more than 10% of the Company's net sales for either of the three months ended August 31, 2017 and 2016.

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

    The following is a summary of changes in the Company's liability for product warranties during the three months ended August 31, 2017 and 2016 (in thousands):

	Three Months Ended
	August 31,
	2017	2016

Balance at the beginning of the period	$113	$155

Accruals for warranties issued during the period	94	--
Accruals and adjustments (change in estimates) related to pre-existing warranties during the period	--	(54)
Settlement made during the period (in cash or in kind)	(88)	(11)

Balance at the end of the period	$119	$90

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

10. CUSTOMER DEPOSITS AND DEFERRED REVENUE, SHORT-TERM

    Customer deposits and deferred revenue, short-term (in thousands):

	August 31, 2017	May 31, 2017
Customer deposits	$2,606	$3,264
Deferred revenue	428	203
	$3,034	$3,467

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

    The Convertible Notes bear interest at an annual rate of 9.0% and will mature on April 10, 2019 unless repurchased or converted prior to that date. Interest is payable quarterly on March 1, June 1, September 1 and December 1 of each year. Debt issuance costs of $356,000, which were accreted over the term of the original loan using the effective interest rate method, were offset against the loan balance.

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

    The maximum amount of $2,000,000 drawn against the Credit Facility has been converted to Convertible Notes, and at August 31, 2017 there was no remaining balance available to be drawn on the Credit Facility.

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

    In July 2015, the FASB issued an accounting standard update that requires management to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company adopted this new standard in fiscal year 2018. The adoption of this guidance does not have a significant impact on the Company’s consolidated financial statements.

    In November 2015, the FASB issued an accounting standard update related to deferred tax assets and liabilities. This standard simplifies the presentation of deferred income taxes to be classified as noncurrent in the consolidated balance sheet. The Company adopted this new standard in fiscal year 2018. The adoption of this guidance does not have a significant impact on the Company’s consolidated financial statements.

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

    In March 2016, the FASB released an accounting standard update that simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted this new standard in fiscal year 2018. The adoption of this guidance does not have a significant impact on the Company’s consolidated financial statements.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report and with our Annual Report on Form 10-K for the fiscal year ended May 31, 2017 and the consolidated financial statements and notes thereto.

    In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report, including those made by our management, other than statements of historical fact, are forward-looking statements. These statements typically may be identified by the use of forward-looking words or phrases such as "believe," "expect," "intend," "anticipate," "should," "planned," "estimated," and "potential," among others and include, but are not limited to, statements concerning our expectations regarding our operations, business, strategies, prospects, revenues, expenses, costs and resources. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated results or other expectations reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and other factors beyond our control, and in particular, the risks discussed in “Part II, Item 1A. Risk Factors” and those discussed in other documents we file with the SEC. All forward-looking statements included in this document are based on our current expectations, and we undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

    Our net sales consist primarily of sales of systems, WaferPak contactors, DiePak Carriers, test fixtures, upgrades and spare parts, revenues from service contracts, and engineering development charges. Our selling arrangements may include contractual customer acceptance provisions, which are mostly deemed perfunctory or inconsequential, and installation of the product occurs after shipment and transfer of title.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, income taxes, financing operations, warranty obligations, and long-term service contracts. Our estimates are derived from historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Those results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of the critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2017.

    There have been no material changes to our critical accounting policies and estimates during the three months ended August 31, 2017 compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2017.

RESULTS OF OPERATIONS

    The following table sets forth items in our unaudited condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

	Three Months Ended
	August 31,
	2017	2016

Net sales	100.0%	100.0%
Cost of sales	58.1	58.5
Gross profit	41.9	41.5

Operating expenses:
Selling, general and administrative	25.7	32.3
Research and development	13.7	19.9

Total operating expenses	39.4	52.2

Income (loss) from operations	2.5	(10.7)

Interest expense, net	(1.5)	(3.3)
Other expense, net	(0.9)	(0.1)

Income (loss) before income tax benefit (expense)	0.1	(14.1)

Income tax benefit (expense)	--	(0.1)

Net income (loss)	0.1	(14.2)
Less: Net income attributable to the noncontrolling interest	--	--
Net income (loss) attributable to Aehr Test Systems common shareholders	0.1%	(14.2)%

THREE MONTHS ENDED AUGUST 31, 2017 COMPARED TO THREE MONTHS ENDED AUGUST 31, 2016

    NET SALES. Net sales increased to $7.0 million for the three months ended August 31, 2017 from $5.3 million for the three months ended August 31, 2016, an increase of 31.1%. The increase in net sales for the three months ended August 31, 2017 was primarily due to the increases in both net sales of our wafer-level products and Test During Burn-in (TDBI) products. Net sales of the wafer-level products for the three months ended August 31, 2017 were $4.2 million, and increased approximately $1.4 million from the three months ended August 31, 2016. Net sales of the TDBI products for the three months ended August 31, 2017 were $2.8 million, and increased approximately $0.2 million from the three months ended August 31, 2016.

    GROSS PROFIT. Gross profit increased to $2.9 million for the three months ended August 31, 2017 from $2.2 million for the three months ended August 31, 2016, an increase of approximately 32.3%. Gross profit margin for the three months ended August 31, 2017 and 2016 was 41.9% and 41.5%, respectively.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased to $1.8 million for the three months ended August 31, 2017 from $1.7 million for the three months ended August 31, 2016, an increase of 4.4%. The increase in SG&A expenses was primarily due to an increase in expenses related to sales activities.

    RESEARCH AND DEVELOPMENT. R&D expenses decreased to $1.0 million for the three months ended August 31, 2017 from $1.1 million for the three months ended August 31, 2016, a decrease of 9.9%. The decrease in R&D expenses was primarily due to the decrease in project expenses.

    INTEREST EXPENSE, NET. Interest expense, net was $107,000 for the three months ended August 31, 2017 compared with $178,000 for the three months ended August 31, 2016. The decrease in interest expense in the three months ended August 31, 2017 was primarily due to the debt issuance costs related to the convertible notes becoming fully amortized at the end of fiscal 2017.

    OTHER EXPENSE, NET. Other expense, net for the three months ended August 31, 2017 and 2016 was $60,000 and $3,000, respectively. The change in other expense was primarily due to losses realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

    INCOME TAX BENEFIT (EXPENSE). Income tax benefit was $5,000 for the three months ended August 31, 2017 compared with income tax expense of $4,000 for the three months ended August 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was $3.9 million for the three months ended August 31, 2017 and cash provided by operating activities was $1.2 million for the three months ended August 31, 2016. For the three months ended August 31, 2017, net cash used in operating activities was primarily due to the increases in inventories of $2.0 million, accounts receivable of $1.3 million, and prepaid expenses and other current assets of $1.1 million, partially offset by an increase in accounts payable of $0.7 million. The increase in inventories is to support future shipments for customer orders. The increase in accounts receivable was primarily due to an increase in sales. The increase in prepaid expenses and other current assets was primarily due to down payments to certain vendors. The increase in accounts payable was primarily due to higher expenditures associated with higher revenue. For the three months ended August 31, 2016, net cash provided by operating activities was primarily the result of increases in customer deposits and deferred revenue of $0.9 million and accounts payable of $0.7 million and decrease in inventories of $1.4 million. This was partially offset by an increase in accounts receivable of $1.3 million and the net loss of $0.8 million as adjusted to exclude the effect of non-cash charges of stock-based compensation expense of $0.3 million. The increase in customer deposits and deferred revenue was primarily due to the receipt of additional down payments from certain customers. The increase in accounts payable was primarily due to higher expenditures associated with higher revenue. The decrease in inventories is primarily due to the sales of systems on-hand at the beginning of the period. The increase in accounts receivable was primarily due to an increase in sales.

    Net cash used in investing activities was $184,000 and $21,000 for the three months ended August 31, 2017 and 2016, respectively. Net cash used in investing activities during the three months ended August 31, 2017 and 2016 was due to purchases of property and equipment.

    Net cash provided by financing activities was $234,000 and $94,000 for the three months ended August 31, 2017 and 2016, respectively. Net cash provided by financing activities during the three months ended August 31, 2017 and 2016 was due to proceeds from the exercise of stock options.

    The effect of fluctuation in exchange rates provided cash of $17,000 and $86,000 for the three months ended August 31, 2017 and 2016, respectively. The change in cash provided was due to the fluctuation in the value of the dollar compared to foreign currencies.

    As of August 31, 2017 and May 31, 2017, we had working capital of $22.3 million and $21.5 million, respectively. Working capital consists of cash and cash equivalents, accounts receivable, inventory and other current assets, less current liabilities.

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

OFF-BALANCE SHEET ARRANGEMENTS

    We have not entered into any off-balance sheet financing arrangements and have not established any variable interest entities.

OVERVIEW OF CONTRACTUAL OBLIGATIONS

    There have been no material changes in the composition, magnitude or other key characteristics of our contractual obligations or other commitments as disclosed in the Company's Annual Report on Form 10-K for the year ended May 31, 2017.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    We had no holdings of derivative financial or commodity instruments as of August 31, 2017 or May 31, 2017.

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

    A majority of our revenue and capital spending is transacted in U.S. Dollars. We, however, enter into transactions in other currencies, primarily Euros and Japanese Yen. Since the price is determined at the time a purchase order is accepted, we are exposed to the risks of fluctuations in the foreign currency-U.S. Dollar exchange rates during the lengthy period from purchase order to ultimate payment. This exchange rate risk is partially offset to the extent that our subsidiaries incur expenses payable in their local currency. To date, we have not invested in instruments designed to hedge currency risks. In addition, our subsidiaries typically carry debt or other obligations due us that may be denominated in either their local currency or U.S. Dollars. Since our subsidiaries’ financial statements are based in their local currency and our condensed consolidated financial statements are based in U.S. Dollars, we and our subsidiaries recognize foreign exchange gains or losses in any period in which the value of the local currency rises or falls in relation to the U.S. Dollar. A 10% decrease in the value of the subsidiaries’ local currency as compared with the U.S. Dollar would not be expected to result in a significant change to our net income or loss. There have been no material changes in our risk exposure since the end of the last fiscal year, nor are any material changes to our risk exposure anticipated.

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

    None.

Item 1A. RISK FACTORS

    Please refer to the description of the risk factors associated with our business previously disclosed in Part I, Item 1A - "Risk Factors" of our Annual Report on Form 10-K for the year ended May 31, 2017 filed with the Securities and Exchange Commission on August 29, 2017. There have been no material changes from the risk factors previously described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2017.

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

Aehr Test Systems (Registrant)

Date: October 13, 2017	By:	/s/ GAYN ERICKSON
Gayn Erickson
President and Chief Executive Officer

Date: October 13, 2017	By:	/s/ KENNETH B. SPINK
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