Form 10-Q
period 2017-11-30
AEHR TEST SYSTEMS
filed 2018-01-12
CIK 1040470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

       For the quarterly period ended November 30, 2017

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

Yes ___   No X

Number of shares of the registrant’s common stock, $0.01 par value, outstanding as of December 29, 2017 was 21,802,037.

AEHR TEST SYSTEMS

FORM 10-Q

FOR THE QUARTER ENDED NOVEMBER 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	November 30,	May 31,
	2017	2017
		(1)
ASSETS
Current assets:
Cash and cash equivalents	$9,959	$17,803
Short-term investments	5,969	--
Accounts receivable, net	3,490	4,010
Inventories	8,225	6,604
Prepaid expenses and other current assets	2,098	961

Total current assets	29,741	29,378

Property and equipment, net	1,166	1,419
Other assets	94	95
Total assets	$31,001	$30,892

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,789	2,808
Accrued expenses	1,607	1,609
Customer deposits and deferred revenue, short-term	3,142	3,467

Total current liabilities	6,538	7,884

Long-term debt	6,110	6,110
Deferred revenue, long-term	251	104
Total liabilities	12,899	14,098

Aehr Test Systems shareholders' equity:
Common stock, $0.01 par value:
Authorized: 75,000 shares; Issued and outstanding: 21,797 shares and 21,340 shares at November 30, 2017 and May 31, 2017, respectively	218	213
Additional paid-in capital	82,304	81,128
Accumulated other comprehensive income	2,306	2,249
Accumulated deficit	(66,707)	(66,777)

Total Aehr Test Systems shareholders' equity	18,121	16,813
Noncontrolling interest	(19)	(19)

Total shareholders' equity	18,102	16,794
Total liabilities and shareholders' equity	$31,001	$30,892

(1)
The condensed consolidated balance sheet at May 31, 2017 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these
condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2017	2016	2017	2016

Net sales	$7,923	$4,216	$14,893	$9,534
Cost of sales	4,792	2,753	8,844	5,865
Gross profit	3,131	1,463	6,049	3,669

Operating expenses:
Selling, general and administrative	1,854	1,707	3,645	3,423
Research and development	1,090	1,040	2,045	2,100
Total operating expenses	2,944	2,747	5,690	5,523

Income (loss) from operations	187	(1,284)	359	(1,854)

Interest expense, net	(105)	(181)	(212)	(359)
Other (expense) income, net	(7)	43	(67)	40

Income (loss) before income tax expense	75	(1,422)	80	(2,173)

Income tax expense	(15)	(30)	(10)	(34)
Net income (loss)	60	(1,452)	70	(2,207)
Less: Net income attributable to the noncontrolling interest	--	--	--	--

Net income (loss) attributable to Aehr Test Systems common shareholders	$60	$(1,452)	$70	$(2,207)

Net income (loss) per share
Basic	$0.00	$(0.09)	$0.00	$(0.15)
Diluted	$0.00	$(0.09)	$0.00	$(0.15)

Shares used in per share calculations:
Basic	21,645	16,029	21,531	14,673
Diluted	22,883	16,029	22,937	14,673

The accompanying notes are an integral part of these
condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2017	2016	2017	2016

Net income (loss)	$60	$(1,452)	$70	$(2,207)

Other comprehensive income (loss), net of tax: Net change in unrealized loss on investments	(3)	--	(3)	--
Net change in cumulative translation adjustments	1	(55)	60	(48)

Total comprehensive income (loss)	58	(1,507)	127	(2,255)
Less: Comprehensive income attributable to the noncontrolling interest	--	2	--	1

Comprehensive income (loss), attributable to Aehr Test Systems common shareholders	$58	$(1,509)	$127	$(2,256)

The accompanying notes are an integral part of these
condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	November 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$70	$(2,207)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	580	534
(Recovery of) provision for doubtful accounts	(14)	12
Amortization of debt issuance costs	--	89
Depreciation and amortization	190	129
Changes in operating assets and liabilities:
Accounts receivable	592	(972)
Inventories	(1,249)	1,335
Prepaid expenses and other current assets	(1,135)	(138)
Accounts payable	(1,005)	721
Accrued expenses	5	(201)
Customer deposits and deferred revenue	(178)	(739)
Income taxes payable	(9)	21
Net cash used in operating activities	(2,153)	(1,416)

Cash flows from investing activities:
Purchases of investments	(5,972)	--
Purchases of property and equipment	(313)	(88)
Net cash used in investing activities	(6,285)	(88)

Cash flows from financing activities:
Proceeds from issuance of common stock under private placement, net of issuance costs	--	5,299
Proceeds from issuance of common stock under employee plans, net of taxes paid related to share settlement of equity awards	601	463
Net cash provided by financing activities	601	5,762

Effect of exchange rates on cash and cash equivalents	(7)	(43)

Net (decrease) increase in cash and cash equivalents	(7,844)	4,215

Cash and cash equivalents, beginning of period	17,803	939
Cash and cash equivalents, end of period	$9,959	$5,154

Supplemental disclosure of non-cash flow information:
Fair value of common stock issued to settle accounts payable	$--	$323
Transfers of property and equipment to inventories	$372	$372

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

    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2017. There have been no significant changes in our significant accounting policies during the six months ended November 30, 2017.

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

  The following table summarizes the stock-based compensation expense related to the Company’s stock-based incentive plans for the three and six months ended November 30, 2017 and 2016 (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2017	2016	2017	2016
Stock-based compensation in the form of employee stock options, RSUs and ESPP purchase rights, included in:
Cost of sales	$57	$23	$79	$47
Selling, general and administrative	218	141	368	388
Research and development	89	51	133	99
Total stock-based compensation	$364	$215	$580	$534

    As of November 30, 2017 and 2016, there were no stock-based compensation costs capitalized as part of inventory.

    During the three months ended November 30, 2017 and 2016, the Company recorded stock-based compensation related to stock options and RSUs of $207,000 and $185,000, respectively. During the six months ended November 30, 2017 and 2016, the Company recorded stock-based compensation related to stock options and RSUs of $408,000 and $464,000, respectively.

    As of November 30, 2017, the total compensation cost related to unvested stock-based awards under the Company’s 2016 Equity Incentive Plans, but not yet recognized, was approximately $1,316,000, which is net of estimated forfeitures of $3,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.5 years.

    During the three months ended November 30, 2017 and 2016, the Company recorded stock-based compensation related to the ESPP of $157,000 and $30,000, respectively. During the six months ended November 30, 2017 and 2016, the Company recorded stock-based compensation related to the ESPP of $172,000 and $70,000, respectively. The increase in the three and six months ended November 30, 2017 is primarily due to employees increasing their ESPP elections during the current ESPP purchase period.

    As of November 30, 2017, the total compensation cost related to purchase rights under the ESPP but not yet recognized was approximately $49,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 0.3 years.

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

    Fair Value. The fair value of the Company’s stock options granted to employees for the three and six months ended November 30, 2017 and 2016 were estimated using the following weighted average assumptions in the Black-Scholes option valuation model:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2017	2016	2017	2016

Expected term (in years)	4	4	4	4
Volatility	0.74	0.81	0.77	0.81
Risk-free interest rate	1.92%	1.10%	1.77%	1.02%
Weighted average grant date fair value	$1.93	$1.66	$2.22	$1.09

    There were no ESPP purchase rights granted for the three and six months ended November 30, 2017 and 2016.

    The following tables summarize the Company’s stock option and RSU transactions during the three and six months ended November 30, 2017 (in thousands):

Available
Shares
Balance, May 31, 2017	2,169

Options granted	(224)
RSUs granted	(64)
Shares cancelled	--

Balance, August 31, 2017	1,881

Options granted	(41)
RSUs granted	--
Shares cancelled	--

Balance, November 30, 2017	1,840

    The following table summarizes the stock option transactions during the three and six months ended November 30, 2017 (in thousands, except per share data):

	Outstanding Options
		Weighted
	Number	Average	Aggregate
	of	Exercise	Intrinsic
	Shares	Price	Value
Balances, May 31, 2017	3,074	$1.73	$8,763

Options granted	224	$3.93
Options cancelled	--	$--
Options exercised	(189)	$1.23

Balances, August 31, 2017	3,109	$1.92	$4,612

Options granted	41	$3.46
Options cancelled	--	$--
Options exercised	(132)	$1.46

Balances, November 30, 2017	3,018	$1.96	$2,230

Options fully vested and expected to vest at November 30, 2017	2,984	$1.95	$2,220

 The options outstanding and exercisable at November 30, 2017 were in the following exercise price ranges (in thousands, except per share data):

	Options Outstanding			Options Exercisable
	at November 30, 2017			at November 30, 2017
Range of Exercise Prices	Number Outstanding Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.59-$0.97	424	1.31	$0.68	424	1.31	$0.68
$1.09-$1.36	645	2.11	$1.27	645	2.10	$1.27
$1.68-$2.06	487	4.73	$1.74	276	4.03	$1.79
$2.10-$2.81	1,197	4.01	$2.45	953	3.99	$2.47
$3.46-$3.93	265	6.66	$3.88	22	6.66	$3.88
$0.59-$3.93	3,018	3.57	$1.96	2,320	3.00	$1.74	$1,985

    The total intrinsic value of options exercised during the three and six months ended November 30, 2017 was $269,000 and $745,000, respectively. The total intrinsic value of options exercised during the three and six months ended November 30, 2016 was $359,000 and $411,000, respectively. The weighted average remaining contractual life of the options exercisable and expected to be exercisable at November 30, 2017 was 3.56 years.

    There were no RSUs granted to employees for the three months ended November 30, 2017 or 2016. During the six months ended November 30, 2017, RSUs for 64,000 shares were granted. The market value on the date of the grant of these RSUs was $3.93 per share. During the six months ended November 30, 2016, RSUs for 138,000 shares were granted. The market value on the date of the grant of these RSUs was $1.68 per share. 4,000 and 7,000 RSUs became fully vested during the three and six months ended November 30, 2017, respectively. 89,000 RSUs were unvested at November 30, 2017. The intrinsic value of the unvested RSUs at November 30, 2017 was $227,000.

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

    The following table presents the computation of basic and diluted net income (loss) per share attributable to the Company’s common shareholders (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2017	2016	2017	2016

Numerator: Net income (loss)	$60	$(1,452)	$70	$(2,207)

Denominator for basic net income (loss) per share:
Weighted average shares outstanding	21,645	16,029	21,531	14,673

Shares used in basic net income (loss) per share calculation	21,645	16,029	21,531	14,673
Effect of dilutive securities	1,238	--	1,406	--

Denominator for diluted net income (loss) per share	22,883	16,029	22,937	14,673

Basic net income (loss) per share	$0.00	$(0.09)	$0.00	$(0.15)
Diluted net income (loss) per share	$0.00	$(0.09)	$0.00	$(0.15)

    For the purpose of computing diluted earnings per share, the weighted average number of potential common shares does not include stock options with an exercise price greater than the average fair value of the Company’s common stock for the period, as the effect would be anti-dilutive. Stock options to purchase 263,000 shares of common stock were outstanding as of November 30, 2017 but were not included in the computation of diluted net income per share, because the inclusion of such shares would be anti-dilutive. In the three and six months ended November 30, 2016, potential common shares have not been included in the calculation of diluted net loss per share as the effect would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for this period are the same. Stock options to purchase 3,229,000 shares of common stock, RSUs for 72,000 shares and ESPP rights to purchase 246,000 ESPP shares were outstanding as of November 30, 2016, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive. The 2,657,000 shares convertible under the convertible notes outstanding at November 30, 2017 and 2016 were not included in the computation of diluted net income (loss) per share, because the inclusion of such shares would be anti-dilutive.

4. CASH, CASH EQUIVALENTS AND INVESTMENTS

    The following table summarizes the Company’s cash, cash equivalents and investments by security type at November 30, 2017 (in thousands):

	Cost	Gross Unrealized Loss	Estimated Fair Value

Cash	$1,802	$--	$1,802
Cash equivalents:
Money market funds	4,164	--	4,164
U.S. Treasury securities	3,993	--	3,993
Total Cash equivalents	8,157	--	8,157
Total Cash and Cash equivalents	$9,959	$--	$9,959
Short-term investments:
U.S. Treasury securities	$5,972	$3	$5,969
Total Cash, Cash equivalents and Investments	$15,931	$3	$15,928

    Unrealized gains and temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive income ("AOCI"), net of any related tax effect. Upon realization, those amounts are reclassified from AOCI to results of operations.

    The unrealized loss as of November 30, 2017 is not considered other-than-temporary.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Level 3 - instrument valuations are obtained without observable market values and require a high level of judgment to determine the fair value.

    The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of November 30, 2017 (in thousands):

	Balance as of
	November 30, 2017	Level 1	Level 2	Level 3
Money market funds	$4,164	$4,164	$--	$--
U.S. Treasury securities	9,962	9,962	--	--
Certificate of deposit	50	--	50	--
Assets	$14,176	$14,126	$50	$--

The U.S. Treasury securities have maturities of three and six months.

     The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of May 31, 2017 (in thousands):

	Balance as of
	May 31, 2017	Level 1	Level 2	Level 3
Money market funds	$15,516	$15,516	$--	$--
Certificate of deposit	50	--	50	--
Assets	$15,566	$15,516	$50	$--

    There were no financial liabilities measured at fair value as of November 30, 2017 and May 31, 2017.

    There were no transfers between Level 1 and Level 2 fair value measurements during the three and six months ended November 30, 2017.

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

6. ACCOUNTS RECEIVABLE, NET

    Accounts receivable represent customer trade receivables and is presented net of allowances for doubtful accounts of $47,000 at November 30, 2017 and $61,000 at May 31, 2017. Accounts receivable are derived from the sale of products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies. The Company’s allowance for doubtful accounts is based upon historical experience and review of trade receivables by aging category to identify specific customers with known disputes or collection issues. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received.

7. INVENTORIES

    Inventories are comprised of the following (in thousands):

	November 30,	May 31,
	2017	2017
Raw materials and sub-assemblies	$5,020	$4,268
Work in process	2,970	2,059
Finished goods	235	277
	$8,225	$6,604

8. SEGMENT INFORMATION

    The Company operates in one reportable segment: the design, manufacture and marketing of advanced test and burn-in products to the semiconductor manufacturing industry.

    The following presents information about the Company’s operations in different geographic areas. Net sales are based upon ship-to location (in thousands).

	United
	States	Asia	Europe	Total
Three months ended November 30, 2017:
Net sales	$1,964	$5,909	$50	$7,923
Property and equipment, net	1,116	39	11	1,166

Six months ended November 30, 2017:
Net sales	$3,254	$11,569	$70	$14,893
Property and equipment, net	1,116	39	11	1,166

Three months ended November 30, 2016:
Net sales	$1,709	$2,256	$251	$4,216
Property and equipment, net	740	39	14	793

Six months ended November 30, 2016:
Net sales	$4,873	$4,166	$495	$9,534
Property and equipment, net	740	39	14	793

    The Company’s Japanese and German subsidiaries primarily comprise the foreign operations. Substantially all of the sales of the subsidiaries are made to unaffiliated Japanese or European customers. Net sales from outside the United States include those of Aehr Test Systems Japan K.K. and Aehr Test Systems GmbH.

    Sales to the Company’s five largest customers accounted for approximately 94% and 96% of its net sales in the three and six months ended November 30, 2017, respectively. Two customers accounted for approximately 43% and 34% of the Company’s net sales in the three months ended November 30, 2017. Two customers accounted for approximately 43%, and 39% of the Company’s net sales in the six months ended November 30, 2017. Sales to the Company’s five largest customers accounted for approximately 96% and 95% of its net sales in the three and six months ended November 30, 2016, respectively. Two customers accounted for approximately 60% and 22% of the Company’s net sales in the three months ended November 30, 2016. Three customers accounted for approximately 50%, 19% and 16% of the Company’s net sales in the six months ended November 30, 2016. No other customers represented more than 10% of the Company’s net sales in the six months ended November 30, 2017 and 2016.

9. PRODUCT WARRANTIES

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

    The following is a summary of changes in the Company's liability for product warranties during the three and six months ended November 30, 2017 and 2016 (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2017	2016	2017	2016

Balance at the beginning of the period	$119	$90	$113	$155

Accruals for warranties issued during the period	152	11	246	11
Accruals and adjustments (change in estimates) related to pre-existing warranties during the period	--	--	--	(54)

Settlement made during the period (in cash or in kind)	(138)	(29)	(226)	(40)

Balance at the end of the period	$133	$72	$133	$72

    The accrued warranty balance is included in accrued expenses on the accompanying condensed consolidated balance sheets.

10. ACCUMULATED OTHER COMPREHENSIVE INCOME

    Changes in the components of AOCI, net of tax, were as follows (in thousands):

	Cumulative Translation Adjustments	Unrealized Loss on Investments, Net	Total

Balance at May 31, 2017	$2,249	$--	$2,249
Other comprehensive income (loss) before reclassifications	60	(3)	57
Amounts reclassified out of AOCI	--	--	--
Other comprehensive income (loss), net of tax	60	(3)	57
Balance at November 30, 2017	$2,309	$(3)	$2,306

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

   On December 22, 2017, the "Tax Cuts and Jobs Act" was signed into law, significantly impacting several sections of the Internal Revenue Code. The Company is currently analyzing the impact of these changes and therefore an estimate of the impact to income taxes is not yet available.

12. CUSTOMER DEPOSITS AND DEFERRED REVENUE, SHORT-TERM

    Customer deposits and deferred revenue, short-term (in thousands):

	November 30,	May 31,
	2017	2017
Customer deposits	$2,755	$3,264
Deferred revenue	387	203
	$3,142	$3,467

13. LONG-TERM DEBT

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

    The maximum amount of $2,000,000 drawn against the Credit Facility has been converted to Convertible Notes, and at November 30, 2017 there was no remaining balance available to be drawn on the Credit Facility.

    The Company’s obligations under the Purchase Agreement are secured by substantially all of the assets of the Company.

14. RECENT ACCOUNTING PRONOUNCEMENTS

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

    There have been no material changes to our critical accounting policies and estimates during the six months ended November 30, 2017 compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2017.

RESULTS OF OPERATIONS

    The following table sets forth items in our unaudited condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2017	2016	2017	2016

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.5	65.3	59.4	61.5
Gross profit	39.5	34.7	40.6	38.5

Operating expenses:
Selling, general and administrative	23.4	40.5	24.5	35.9
Research and development	13.7	24.7	13.7	22.0

Total operating expenses	37.1	65.2	38.2	57.9

Income (loss) from operations	2.4	(30.5)	2.4	(19.4)

Interest expense, net	(1.3)	(4.3)	(1.4)	(3.8)
Other (expense) income, net	(0.2)	1.1	(0.5)	0.4

Income (loss) before income tax expense	0.9	(33.7)	0.5	(22.8)

Income tax expense	(0.1)	(0.7)	--	(0.3)
Net income (loss)	0.8	(34.4)	0.5	(23.1)
Less: Net income attributable to the noncontrolling interest	--	--	--	--

Net income (loss) attributable to Aehr Test Systems common shareholders	0.8%	(34.4)%	0.5%	(23.1)%

THREE MONTHS ENDED NOVEMBER 30, 2017 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2016

    NET SALES. Net sales increased to $7.9 million for the three months ended November 30, 2017 from $4.2 million for the three months ended November 30, 2016, an increase of 87.9%. The increase in net sales for the three months ended November 30, 2017 was primarily due to the increases in both net sales of our Test During Burn-in (TDBI) products and wafer-level products. Net sales of the TDBI products for the three months ended November 30, 2017 were $5.1 million, and increased approximately $2.4 million from the three months ended November 30, 2016. Net sales of the wafer-level products for the three months ended November 30, 2017 were $2.8 million, and increased approximately $1.4 million from the three months ended November 30, 2016.

    GROSS PROFIT. Gross profit increased to $3.1 million for the three months ended November 30, 2017 from $1.5 million for the three months ended November 30, 2016, an increase of 114.0%. Gross profit margin increased to 39.5% for the three months ended November 30, 2017 from 34.7% for the three months ended November 30, 2016. The increase in gross profit margin was primarily due to manufacturing efficiencies due to an increase in net sales resulting in a 6.7% gross profit margin increase, partially offset by an increase in warranty provision resulting in a 1.7% decrease in gross profit margin.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased to $1.9 million for the three months ended November 30, 2017 from $1.7 million for the three months ended November 30, 2016, an increase of 8.6%. The increase in SG&A expenses was primarily due to an increase in employment related expenses.

    RESEARCH AND DEVELOPMENT. R&D expenses increased to $1.1 million for the three months ended November 30, 2017 from $1.0 million for the three months ended November 30, 2016, an increase of 4.8%. The increase in R&D expenses was primarily due to an increase in employment related expenses.

    INTEREST EXPENSE. Interest expense was $105,000 for the three months ended November 30, 2017 compared with $181,000 for the three months ended November 30, 2016. The decrease in interest expense in the three months ended November 30, 2017 was primarily due to the debt issuance costs related to the convertible notes becoming fully amortized at the end of fiscal 2017.

    OTHER (EXPENSE) INCOME, NET. Other expense, net was $7,000 for the three months ended November 30, 2017 compared with other income, net of $43,000 for the three months ended November 30, 2016. The change between other expense and other income was primarily due to losses or gains realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

    INCOME TAX EXPENSE. Income tax expenses were $15,000 and $30,000 for the three months ended November 30, 2017 and 2016, respectively.

SIX MONTHS ENDED NOVEMBER 30, 2017 COMPARED TO SIX MONTHS ENDED NOVEMBER 30, 2016

    NET SALES. Net sales increased to $14.9 million for the six months ended November 30, 2017 from $9.5 million for the six months ended November 30, 2016, an increase of 56.2%. The increase in net sales for the six months ended November 30, 2017 was primarily due to the increases in both net sales of our Test During Burn-in (TDBI) products and wafer-level products. Net sales of the TDBI products for the six months ended November 30, 2017 were $7.9 million, and increased approximately $2.6 million from the six months ended November 30, 2016. Net sales of the wafer-level products for the six months ended November 30, 2017 were $7.0 million, and increased approximately $2.8 million from the six months ended November 30, 2016.

    GROSS PROFIT. Gross profit increased to $6.0 million for the six months ended November 30, 2017 from $3.7 million for the six months ended November 30, 2016, an increase of 64.9%. Gross profit margin increased to 40.6% for the six months ended November 30, 2017 from 38.5% for the six months ended November 30, 2016. The increase in gross profit margin was primarily due to manufacturing efficiencies due to an increase in net sales resulting in a 6.6% gross profit margin increase, partially offset by an increase in warranty provision resulting in a 2.1% decrease in gross profit margin, an increase in shipping cost resulting in a 0.9% decrease in gross profit margin, and an increase in direct material costs resulting in a 1.1% decrease in gross profit margin.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased to $3.6 million for the six months ended November 30, 2017 from $3.4 million for the six months ended November 30, 2016, an increase of 6.5%. The increase in SG&A expenses was primarily due to an increase in employment related expenses.

    RESEARCH AND DEVELOPMENT. R&D expenses decreased to $2.0 million for the six months ended November 30, 2017 from $2.1 million for the six months ended November 30, 2016, a decrease of 2.6%. The decrease in R&D expenses was primarily due to a decrease in project expenses.

    INTEREST EXPENSE. Interest expense was $212,000 for the six months ended November 30, 2017 compared with $359,000 for the six months ended November 30, 2016. The decrease in interest expense in the six months ended November 30, 2017 was primarily due to the debt issuance costs related to the convertible notes becoming fully amortized at the end of fiscal 2017.

    OTHER (EXPENSE) INCOME, NET. Other expense, net was $67,000 for the six months ended November 30, 2017 compared with other income, net of $40,000 for the six months ended November 30, 2016. The change between other expense and other income was primarily due to losses or gains realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

    INCOME TAX EXPENSE. Income tax expenses were $10,000 and $34,000 for the six months ended November 30, 2017 and 2016, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was $2.2 million and $1.4 million for the six months ended November 30, 2017 and 2016, respectively. For the six months ended November 30, 2017, net cash used in operating activities was primarily the result of net income of $70,000, as adjusted to exclude the effect of non-cash charge of stock-based compensation expense of $0.6 million and depreciation and amortization expense of $0.2 million. Net cash used in operations was also impacted by an increase in inventories of $1.2 million, an increase in prepaid expenses and other current assets of $1.1 million, a decrease in accounts payable of $1.0 million, and a decrease in customer deposits and deferred revenue of $0.2 million, partially offset by a decrease in accounts receivable of $0.6 million. The increase in inventories is to support future shipments for customer orders. The increase in prepaid expenses and other current assets was primarily due to down payments to certain vendors. The decrease in accounts payable was primarily due to timing of vendor payments. The decrease in customer deposits and deferred revenue was primarily due to the shipments against customer orders with down payments. The decrease in accounts receivable was due to improvements in customer payment terms. For the six months ended November 30, 2016, net cash used in operating activities was primarily the result of net loss of $2.2 million, as adjusted to exclude the effect of non-cash charge of stock-based compensation expense of $0.5 million. Net cash used in operations was also impacted by an increase in accounts receivable of $1.0 million and a decrease in customer deposits and deferred revenue of $0.7 million, partially offset by a decrease in inventories of $1.3 million and an increase in accounts payable of $0.7 million. The increase in accounts receivable was primarily due to large shipments toward the end of the quarter ended November 30, 2016. The decrease in customer deposits and deferred revenue was primarily due to shipments to customers with down payments. The decrease in inventories is primarily due to the sales of systems on-hand at the beginning of the period. The increase in accounts payable was primarily due to inventory and capital equipment purchases.

    Net cash used in investing activities was $6.3 million and $88,000 for the six months ended November 30, 2017 and 2016, respectively. During the six months ended November 30, 2017, net cash used in investing activities was due to the purchase of available for sale securities, which did not affect our liquidity, and the purchases of property and equipment. During the six months ended November 30, 2016, net cash used in investing activities was primarily due to the purchases of property and equipment.

    Financing activities provided cash of $0.6 million and $5.8 million for the six months ended November 30, 2017 and 2016, respectively. Net cash provided by financing activities during the six months ended November 30, 2017 was due to $0.6 million in proceeds from the issuance of common stock under employee plans. Net cash provided by financing activities during the six months ended November 30, 2016 was due to the net proceeds of $5.3 million from the sale of our common stock in a private placement transaction with certain institutional and accredited investors that closed on September 28, 2016 and $0.5 million in proceeds from the issuance of common stock under employee plans.

    The effect of fluctuation in exchange rates used cash of $7,000 for the six months ended November 30, 2017 and $43,000 for the six months ended November 30, 2016. The change in cash used was due to the fluctuation in the value of the dollar compared to foreign currencies.

    As of November 30, 2017 and May 31, 2017, the Company had working capital of $23.2 million and $21.5 million, respectively. Working capital consists of cash and cash equivalents, short-term investments, accounts receivable, inventory and other current assets, less current liabilities.

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

OVERVIEW OF CONTRACTUAL OBLIGATIONS

    There have been no material changes in the composition, magnitude or other key characteristics of our contractual obligations or other commitments as disclosed in our Annual Report on Form 10-K for the year ended May 31, 2017.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    We had no holdings of derivative financial or commodity instruments as of November 30, 2017 or May 31, 2017.

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

Aehr Test Systems (Registrant)

Date: January 12, 2018	By:	/s/ GAYN ERICKSON
Gayn Erickson
President and Chief Executive Officer

Date: January 12, 2018	By:	/s/ KENNETH B. SPINK
Kenneth B. Spink
Vice President of Finance and Chief Financial Officer

AEHR TEST SYSTEMS
INDEX TO EXHIBITS

Exhibit No.	Description
3.1(1)	Amended and Restated Bylaws of Registrant.

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

(1) Incorporated by reference to Exhibit No. 3.1 previously filed with the Company’s Current Report on Form 8-K filed October 31, 2017 (File No. 000-22893).

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