Form 10-Q
period 2018-02-28
AEHR TEST SYSTEMS
filed 2018-04-12
CIK 1040470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

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

Yes ☒        No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

     If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐        No ☒

     Number of shares of the registrant’s common stock, $0.01 par value, outstanding as of March 30, 2018 was 21,953,730.

AEHR TEST SYSTEMS

FORM 10-Q

FOR THE QUARTER ENDED FEBRUARY 28, 2018

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	February 28,	May 31,
	2018	2017
ASSETS		(1)
Current assets:
Cash and cash equivalents	$9,077	$17,803
Short-term investments	5,986	--
Accounts receivable, net	4,673	4,010
Inventories	9,368	6,604
Prepaid expenses and other current assets	1,339	961

Total current assets	30,443	29,378

Property and equipment, net	1,205	1,419
Other assets	324	95

Total assets	$31,972	$30,892

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,638	$2,808
Accrued expenses	1,643	1,609
Customer deposits and deferred revenue, short-term	2,310	3,467

Total current liabilities	6,591	7,884

Long-term debt	6,110	6,110
Deferred revenue, long-term	497	104

Total liabilities	13,198	14,098

Aehr Test Systems shareholders' equity:
Common stock, $0.01 par value:
Authorized: 75,000 shares; Issued and outstanding: 21,943 shares and 21,340 shares at February 28, 2018 and May 31, 2017, respectively	219	213
Additional paid-in capital	82,671	81,128
Accumulated other comprehensive income	2,344	2,249
Accumulated deficit	(66,440)	(66,777)

Total Aehr Test Systems shareholders' equity	18,794	16,813
Noncontrolling interest	(20)	(19)

Total shareholders' equity	18,774	16,794

Total liabilities and shareholders' equity	$31,972	$30,892

(1)
The condensed consolidated balance sheet at May 31, 2017 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these
condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2018	2017	2018	2017
Net sales	$7,393	$2,681	$22,286	$12,215
Cost of sales	4,217	2,178	13,061	8,043
Gross profit	3,176	503	9,225	4,172

Operating expenses:
Selling, general and administrative	1,829	1,724	5,474	5,147
Research and development	1,040	1,248	3,085	3,348
Total operating expenses	2,869	2,972	8,559	8,495

Income (loss) from operations	307	(2,469)	666	(4,323)

Interest expense, net	(98)	(178)	(310)	(537)
Other (expense) income, net	(33)	(2)	(100)	38

Income (loss) before income tax benefit (expense)	176	(2,649)	256	(4,822)
Income tax benefit (expense)	91	(2)	81	(36)
Net income (loss)	267	(2,651)	337	(4,858)

Less: Net income attributable to the noncontrolling interest	--	--	--	--

Net income (loss) attributable to Aehr Test Systems common shareholders	$267	$(2,651)	$337	$(4,858)

Net income (loss) per share
Basic	$0.01	$(0.16)	$0.02	$(0.32)
Diluted	$0.01	$(0.16)	$0.01	$(0.32)

Shares used in per share calculations:
Basic	21,832	16,672	21,631	15,411
Diluted	22,641	16,672	22,838	15,411

The accompanying notes are an integral part of these
condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2018	2017	2018	2017
Net income (loss)	$267	$(2,651)	$337	$(4,858)

Other comprehensive income (loss), net of tax:
Net change in unrealized loss on investments	--	--	(3)	--
Net change in cumulative translation adjustments	37	2	97	(46)

Total comprehensive income (loss)	304	(2,649)	431	(4,904)
Less: Comprehensive (loss) income attributable to the noncontrolling interest	(1)	--	(1)	1

Comprehensive income (loss), attributable to Aehr Test Systems common shareholders	$305	$(2,649)	$432	$(4,905)

The accompanying notes are an integral part of these
condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	February 28,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$337	$(4,858)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	822	791
(Recovery of) provision for doubtful accounts	(3)	16
Amortization of debt issuance costs	--	133
Depreciation and amortization	300	195
Accretion of investment discount	(24)	--
Changes in operating assets and liabilities:
Accounts receivable	(527)	(1,119)
Inventories	(2,392)	197
Prepaid expenses and other current assets	(603)	(100)
Accounts payable	(268)	726
Accrued expenses	31	325
Customer deposits and deferred revenue	(764)	(797)
Income taxes payable	(5)	23
Net cash used in operating activities	(3,096)	(4,468)

Cash flows from investing activities:
Purchases of investments	(5,965)	--
Purchases of property and equipment	(458)	(219)
Net cash used in investing activities	(6,423)	(219)

Cash flows from financing activities:
Proceeds from issuance of common stock under private placement, net of issuance costs	--	5,299
Proceeds from issuance of common stock under employee plans, net of taxes paid related to share settlement of equity awards	727	510
Net cash provided by financing activities	727	5,809

Effect of exchange rates on cash and cash equivalents	66	(22)

Net (decrease) increase in cash and cash equivalents	(8,726)	1,100

Cash and cash equivalents, beginning of period	17,803	939

Cash and cash equivalents, end of period	$9,077	$2,039

Supplemental disclosure of non-cash flow information:
Fair value of common stock issued to settle accounts payable	$--	$323
Transfer of property and equipment to inventories	$372	$372

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

    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2017. There have been no significant changes in our significant accounting policies during the nine months ended February 28, 2018.

2. STOCK-BASED COMPENSATION

    Stock-based compensation expense consists of expenses for stock options, restricted stock units, or RSUs, and employee stock purchase plan, or ESPP, purchase rights. Stock-based compensation cost for stock options and ESPP purchase rights are measured at each grant date, based on the fair value of the award using the Black-Scholes option valuation model, and is recognized as expense over the employee’s requisite service period. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different from those of publicly traded options. For RSUs, stock-based compensation cost is based on the fair value of the Company’s common stock at the grant date. All of the Company’s stock-based compensation is accounted for as equity instruments. See Notes 11 and 12 in the Company’s Annual Report on Form 10-K for fiscal 2017 filed on August 29, 2017 for further information regarding the 2016 Equity Incentive Plan and the Amended and Restated 2006 Employee Stock Purchase Plan.

    The following table summarizes the stock-based compensation expense for the three and nine months ended February 28, 2018 and 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2018	2017	2018	2017
Stock-based compensation in the form of employee stock options, RSUs and ESPP purchase rights, included in:
Cost of sales	$28	$22	$107	$69
Selling, general and administrative	162	187	530	575
Research and development	52	48	185	147
Total stock-based compensation	$242	$257	$822	$791

    As of February 28, 2018 and 2017, there were no stock-based compensation costs capitalized as part of inventory.

    During the three months ended February 28, 2018 and 2017, the Company recorded stock-based compensation related to stock options and RSUs of $206,000 and $232,000, respectively. During the nine months ended February 28, 2018 and 2017, the Company recorded stock-based compensation related to stock options and RSUs of $614,000 and $695,000, respectively.

    As of February 28, 2018, the total compensation cost related to unvested stock-based awards under the Company’s 2016 Equity Incentive Plan, but not yet recognized, was approximately $1,120,000, which is net of estimated forfeitures of $3,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.4 years.

    During the three months ended February 28, 2018 and 2017, the Company recorded stock-based compensation related to the ESPP of $36,000 and $25,000, respectively. During the nine months ended February 28, 2018 and 2017, the Company recorded stock-based compensation related to the ESPP of $208,000 and $96,000, respectively. The increase in the three and nine months ended February 28, 2018 is primarily due to employees increasing their ESPP elections during the current fiscal year.

    As of February 28, 2018, the total compensation cost related to purchase rights under the ESPP but not yet recognized was approximately $13,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 0.1 years.

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

    Fair Value. The fair value of the Company’s stock options granted to employees for the three months ended February 28, 2018 and nine months ended February 28, 2018 and 2017 were estimated using the following weighted average assumptions in the Black-Scholes option valuation model:

	Three Months Ended	Nine Months Ended
	February 28,	February 28,
	2018	2018	2017

Expected term (in years)	4	4	4
Volatility	0.73	0.77	0.81
Risk-free interest rates	2.31%	1.81%	1.02%
Weighted average grant date fair value	$1.53	$2.17	$1.09

    There were no stock options granted to employees for the three months ended February 28, 2017.

    There were no ESPP purchase rights granted during the three and nine months ended February 28, 2018 and 2017. Total ESPP shares issued during the nine months ended February 28, 2018 and 2017 were 116,000 and 65,000 shares, respectively. As of February 28, 2018, there were 265,000 ESPP shares available for issuance.

    The following table summarizes the Company’s stock option and RSU transactions during the three and nine months ended February 28, 2018 (in thousands):

Available
Shares
Balance, May 31, 2017	2,169

Options granted	(224)
RSUs granted	(64)

Balance, August 31, 2017	1,881

Options granted	(41)

Balance, November 30, 2017	1,840

Options granted	(19)
RSUs granted	--
Shares cancelled	13
Plan shares expired	(2)

Balance, February 28, 2018	1,832

    The following table summarizes the stock option transactions during the three and nine months ended February 28, 2018 (in thousands, except per share data):

	Outstanding Options
		Weighted
	Number	Average	Aggregate
	of	Exercise	Intrinsic
	Shares	Price	Value
Balances, May 31, 2017	3,074	$1.73	$8,763

Options granted	224	$3.93
Options exercised	(189)	$1.23

Balances, August 31, 2017	3,109	$1.92	$4,612

Options granted	41	$3.46
Options exercised	(132)	$1.46

Balances, November 30, 2017	3,018	$1.96	$2,230

Options granted	19	$2.76
Options cancelled	(13)	$2.71
Options exercised	(141)	$0.89

Balances, February 28, 2018	2,883	$2.01	$1,486

Options fully vested and expected to vest at February 28, 2018	2,849	$2.01	$1,480

    The options outstanding and exercisable at February 28, 2018 were in the following exercise price ranges (in thousands, except per share data):

	Options Outstanding			Options Exercisable
	at February 28, 2018			at February 28, 2018
Range of Exercise Prices	Number Outstanding Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.59-$0.97	324	1.02	$0.66	324	1.02	$0.66
$1.09-$1.36	605	1.88	$1.28	605	1.88	$1.28
$1.68-$2.06	486	4.48	$1.74	295	3.89	$1.79
$2.10-$2.81	1,204	3.79	$2.45	1,012	3.74	$2.47
$3.46-$3.93	264	6.41	$3.86	46	6.45	$3.79
$0.59-$3.93	2,883	3.43	$2.01	2,282	2.93	$1.83	$1,351

    The total intrinsic value of options exercised during the three and nine months ended February 28, 2018 was $214,000 and $959,000, respectively. The total intrinsic value of options exercised during the three and nine months ended February 28, 2017 was $154,000 and $564,000, respectively. The weighted average remaining contractual life of the options exercisable and expected to be exercisable at February 28, 2018 was 3.42 years.

    There were no RSUs granted to employees for the three months ended February 28, 2018 or 2017. During the nine months ended February 28, 2018, RSUs for 64,000 shares were granted. The market value on the date of the grant of these RSUs was $3.93 per share. During the nine months ended February 28, 2017, RSUs for 157,000 shares were granted. The market value on the date of the grant of these RSUs was $1.78 per share. 4,000 and 11,000 RSUs became fully vested during the three and nine months ended February 28, 2018, respectively. 85,000 RSUs were unvested at February 28, 2018. The intrinsic value of the unvested RSUs at February 28, 2018 was $194,000.

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

    The following table presents the computation of basic and diluted net income (loss) per share attributable to the Company’s common shareholders (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2018	2017	2018	2017
Numerator: Net income (loss)	$267	$(2,651)	$337	$(4,858)

Denominator for basic net income (loss) per share:
Weighted-average shares outstanding	21,832	16,672	21,631	15,411

Shares used in basic net income (loss) per share calculation	21,832	16,672	21,631	15,411
Effect of dilutive securities	809	--	1,207	--

Denominator for diluted net income (loss) per share	22,641	16,672	22,838	15,411

Basic net income (loss) per share	$0.01	$(0.16)	$0.02	$(0.32)
Diluted net income (loss) per share	$0.01	$(0.16)	$0.01	$(0.32)

    For the purpose of computing diluted earnings per share, the weighted average number of potential common shares does not include stock options with an exercise price greater than the average fair value of the Company’s common stock for the period, as the effect would be anti-dilutive. Stock options to purchase 983,000 shares of common stock were outstanding as of February 28, 2018 but were not included in the computation of diluted net income per share, because the inclusion of such shares would be anti-dilutive. In the three and nine months ended February 28, 2017, potential common shares have not been included in the calculation of diluted net loss per share as the effect would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for this period are the same. Stock options to purchase 3,157,000 shares of common stock, RSUs for 34,000 shares and ESPP rights to purchase 253,000 ESPP shares were outstanding as of February 28, 2017 but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive. The 2,657,000 shares convertible under the convertible notes outstanding at February 28, 2018 and 2017 were not included in the computation of diluted net income (loss) per share, because the inclusion of such shares would be anti-dilutive.

4. CASH, CASH EQUIVALENTS AND INVESTMENTS

    The following table summarizes the Company’s cash, cash equivalents and investments by security type at February 28, 2018 (in thousands):

	Cost	Gross Unrealized Loss	Estimated Fair Value
Cash	$1,899	$--	$1,899
Cash equivalents:
Money market funds	7,178	--	7,178
U.S. Treasury securities	--	--	--
Total Cash equivalents	7,178	--	7,178
Total Cash and Cash equivalents	$9,077	$--	$9,077
Short-term investments:
U.S. Treasury securities	$5,989	$3	$5,986
Long-term investments:
Certificate of deposit	$80	--	$80
Total Cash, Cash equivalents and Investments	$15,146	$3	$15,143

    Long-term investments are included in other assets on the accompanying condensed consolidated balance sheets.

    Unrealized gains and temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive income (“AOCI”), net of any related tax effect. Upon realization, those amounts are reclassified from AOCI to results of operations.

   The unrealized loss as of February 28, 2018 is not considered other-than-temporary, and has been in an unrealized loss position for less than a year.

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

Level 3 - instrument valuations are obtained without observable market values and require a high level of judgment to determine the fair value.

    The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of February 28, 2018 (in thousands):

	Balance as of
	February 28, 2018	Level 1	Level 2	Level 3
Money market funds	$7,178	$7,178	$--	$--
U.S. Treasury securities	5,986	5,986	--	--
Certificate of deposit	80	--	80	--
Assets	$13,244	$13,164	$80	$--

    The U.S. Treasury Securities have maturities of six months.

    The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of May 31, 2017 (in thousands):

	Balance as of
	May 31, 2017	Level 1	Level 2	Level 3
Money market funds	$15,516	$15,516	$--	$--
Certificate of deposit	50	--	50	--
Assets	$15,566	$15,516	$50	$--

    There were no financial liabilities measured at fair value as of February 28, 2018 and May 31, 2017.

    There were no transfers between Level 1 and Level 2 fair value measurements during the three and nine months ended February 28, 2018.

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

6. ACCOUNTS RECEIVABLE, NET

Accounts receivable represent customer trade receivables and is presented net of allowances for doubtful accounts of $58,000 at February 28, 2018 and $61,000 at May 31, 2017. Accounts receivable are derived from the sale of products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies. The Company’s allowance for doubtful accounts is based upon historical experience and review of trade receivables by aging category to identify specific customers with known disputes or collection issues. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received.

7. INVENTORIES

    Inventories are comprised of the following (in thousands):

	February 28,	May 31,
	2018	2017
Raw materials and sub-assemblies	$5,616	$4,268
Work in process	3,518	2,059
Finished goods	234	277
	$9,368	$6,604

8. SEGMENT INFORMATION

    The Company operates in one reportable segment: the design, manufacture and marketing of advanced test and burn-in products to the semiconductor manufacturing industry.

    The following presents information about the Company’s operations in different geographic areas. Net sales are based upon ship-to location (in thousands).

	United
	States	Asia	Europe	Total
Three months ended February 28, 2018:
Net sales	$1,493	$4,974	$926	$7,393
Property and equipment, net	1,155	41	9	1,205

Nine months ended February 28, 2018:
Net sales	$4,747	$16,543	$996	$22,286
Property and equipment, net	1,155	41	9	1,205

Three months ended February 28, 2017:
Net sales	$546	$2,017	$118	$2,681
Property and equipment, net	808	39	14	861

Nine months ended February 28, 2017:
Net sales	$5,419	$6,183	$613	$12,215
Property and equipment, net	808	39	14	861

    The Company’s Japanese and German subsidiaries primarily comprise the foreign operations. Substantially all of the sales of the subsidiaries are made to unaffiliated Japanese or European customers. Net sales from outside the United States include those of Aehr Test Systems Japan K.K. and Aehr Test Systems GmbH.

    Sales to the Company’s five largest customers accounted for approximately 93% and 93% of its net sales in the three and nine months ended February 28, 2018, respectively. Four customers accounted for approximately 31%, 25%, 16% and 12% of the Company’s net sales in the three months ended February 28, 2018. Three customers accounted for approximately 35%, 34% and 13% of the Company’s net sales in the nine months ended February 28, 2018. Sales to the Company’s five largest customers accounted for approximately 98% and 95% of its net sales in the three and nine months ended February 28, 2017, respectively. One customer accounted for approximately 91% of the Company’s net sales in the three months ended February 28, 2017. Three customers accounted for approximately 59%, 15% and 13% of the Company’s net sales in the nine months ended February 28, 2017. No other customers represented more than 10% of the Company’s net sales in the three and nine months ended February 28, 2018 and 2017.

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

    The following is a summary of changes in the Company's liability for product warranties during the three and nine months ended February 28, 2018 and February 28, 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2018	2017	2018	2017

Balance at the beginning of the period	$133	$72	$113	$155

Accruals for warranties issued during the period	5	37	251	48
Accruals and adjustments (change in estimates) related to pre-existing warranties during the period	--	--	--	(54)
Consumption of reserves	(22)	(23)	(248)	(63)

Balance at the end of the period	$116	$86	$116	$86

    The accrued warranty balance is included in accrued expenses on the accompanying condensed consolidated balance sheets.

10. ACCUMULATED OTHER COMPREHENSIVE INCOME

    Changes in the components of AOCI, net of tax, were as follows (in thousands):

	Cumulative Translation Adjustments	Unrealized Loss on Investments, Net	Total

Balance at May 31, 2017	$2,249	$--	$2,249
Other comprehensive income (loss) before reclassifications	98	(3)	95
Amounts reclassified out of AOCI	--	--	--
Other comprehensive income (loss), net of tax	98	(3)	95
Balance at February 28, 2018	$2,347	$(3)	$2,344

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

    Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, California, Germany and Japan. Tax years 1997 - 2017 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

    On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.

    As part of the transition to the new territorial tax system, the Tax Act imposes a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries. The company is not subject to the transition tax. The one-time transition tax is based on post-1986 earnings and profits that were previously deferred from U.S. income tax. While the Company has not yet finalized its calculation of the total post-1986 earnings and profits for its foreign corporations or the impact of foreign tax credits, it has prepared a reasonable estimate and calculation of nil transition tax. The Company is continuing to evaluate the calculation and accounting of the transition tax, which may change as the Company's interpretation of the provisions of the Tax Act evolve, additional information becomes available or interpretive guidance is issued by the U.S. Treasury. The final determination will be completed no later than one year from the enactment date. Based on current year and carryover losses and valuation allowance, the Company does not expect an impact to its consolidated financial statements upon completion of the analysis.

    The new law also repeals the corporate alternative minimum tax, or AMT, effective December 31, 2017. The law repeals the corporate alternative minimum tax regime and permits existing minimum tax credits to offset the regular tax liability for any tax year. Further, the credit is refundable for any tax year beginning after December 31, 2017 and before December 31, 2020 in an amount equal to 50% of the excess of the minimum tax credit over the allowable credit for the year against the regular tax liability. Any unused minimum tax credit carryforward is refundable in the following year. As result, the company recorded a benefit of $90,000 for its Federal refundable AMT credit.

    In addition, the reduction of U.S. federal corporate tax rate reduces the corporate tax rate to 21%, effective January 1, 2018. Consequently, the Company has accounted for the reduction of $6.2 million of deferred tax assets with an offsetting adjustment to the valuation allowance.

12. CUSTOMER DEPOSITS AND DEFERRED REVENUE, SHORT-TERM

    Customer deposits and deferred revenue, short-term (in thousands):

	February 28,	May 31,
	2018	2017
Customer deposits	$2,049	$3,264
Deferred revenue	261	203
	$2,310	$3,467

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

    The maximum amount of $2,000,000 drawn against the Credit Facility has been converted to Convertible Notes, and at February 28, 2018 there was no remaining balance available to be drawn on the Credit Facility.

    The Company’s obligations under the Purchase Agreement are secured by substantially all of the assets of the Company.

14. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted

    Inventory Measurement
    In July 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that requires management to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company adopted this new standard in fiscal year 2018. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

    Balance Sheet Classification of Deferred Taxes
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

    Share-Based Compensation
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

Accounting Standards Not Yet Adopted

    Revenue Recognition
    In May 2014, the FASB issued an accounting standard update related to revenue from contracts with customers. This standard sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The standard provides alternative methods of initial adoption and will become effective for the Company beginning in the first quarter of fiscal 2019. The FASB has issued several updates to the standard which i) defer the original effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017. ii) clarify the application of the principal versus agent guidance. and iii) clarify the guidance on inconsequential and perfunctory promises and licensing. In May 2016, the FASB issued an update to address certain narrow aspects of the guidance including collectibility criterion, collection of sales taxes from customers, noncash consideration, contract modifications and completed contracts. This issuance does not change the core principle of the guidance in the initial topic issued in May 2014. In December 2016, the FASB issued updated guidance regarding revenue from contracts with customers. Some topics that could impact the Company include corrections and improvements around the following: contract costs impairment testing, disclosure of remaining performance obligations and prior period obligations, contract modifications, and contract asset versus receivable. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.

    Financial Instruments
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

    Leases
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

Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued authoritative guidance related to the classification of certain cash receipts and cash payments on the statement of cash flows. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2019 on a retrospective basis, and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated statements of cash flows.

Intra-Entity Asset Transfers
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

Restricted Cash
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

OVERVIEW

    We were founded in 1977 to develop and manufacture burn-in and test equipment for the semiconductor industry. Since our inception, we have sold more than 2,500 systems to semiconductor manufacturers, semiconductor contract assemblers and burn-in and test service companies worldwide. Our principal products currently are the Advanced Burn-in and Test System, or ABTSTM, the FOXTM full wafer contact and singulated die/module parallel test and burn-in system, WaferPakTM Aligner, WaferPak contactors, DiePak® Loader, the DiePak carrier and test fixtures.

    Our net sales consist primarily of sales of systems, WaferPak Aligners and DiePak Loaders, WaferPak contactors, DiePak Carriers, test fixtures, upgrades and spare parts, revenues from service contracts, and engineering development charges. Our selling arrangements may include contractual customer acceptance provisions, which are mostly deemed perfunctory or inconsequential, and installation of the product occurs after shipment and transfer of title.

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

    There have been no material changes to our critical accounting policies and estimates during the nine months ended February 28, 2018 compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2017.

RESULTS OF OPERATIONS

    The following table sets forth items in our unaudited condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.0	81.2	58.6	65.8
Gross profit	43.0	18.8	41.4	34.2

Operating expenses:
Selling, general and administrative	24.7	64.3	24.6	42.1
Research and development	14.1	46.6	13.8	27.5
Total operating expenses	38.8	110.9	38.4	69.6

Income (loss) from operations	4.2	(92.1)	3.0	(35.4)

Interest expense, net	(1.3)	(6.6)	(1.4)	(4.4)
Other (expense) income, net	(0.5)	(0.1)	(0.5)	0.3

Income (loss) before income tax benefit (expense)	2.4	(98.8)	1.1	(39.5)

Income tax benefit (expense)	1.2	(0.1)	0.4	(0.3)
Net income (loss)	3.6	(98.9)	1.5	(39.8)
Less: Net income attributable to the noncontrolling interest	--	--	--	--

Net income (loss) attributable to Aehr Test Systems common shareholders	3.6%	(98.9)%	1.5%	(39.8)%

THREE MONTHS ENDED FEBRUARY 28, 2018 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 2017

    NET SALES. Net sales increased to $7.4 million for the three months ended February 28, 2018 from $2.7 million for the three months ended February 28, 2017, an increase of 175.8%. The increase in net sales for the three months ended February 28, 2018 was primarily due to the increases in both net sales of our Test During Burn-in (TDBI) products and wafer-level products. Net sales of the TDBI products for the three months ended February 28, 2018 were $4.5 million, and increased approximately $1.9 million from the three months ended February 28, 2017. Net sales of the wafer-level products for the three months ended February 28, 2018 were $2.9 million, and increased approximately $2.8 million from the three months ended February 28, 2017.

    GROSS PROFIT. Gross profit increased to $3.2 million for the three months ended February 28, 2018 from $0.5 million for the three months ended February 28, 2017. Gross profit margin increased to 43.0% for the three months ended February 28, 2018 from 18.8% for the three months ended February 28, 2017. The increase in gross profit margin of 24.2% was primarily due to manufacturing efficiencies due to an increase in net sales resulting in a 14.0% gross profit margin increase, and a decreased warranty provision resulting in a 10.0% gross profit margin increase.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased to $1.8 million for the three months ended February 28, 2018 from $1.7 million for the three months ended February 28, 2017, an increase of 6.1%. The increase in SG&A expenses was primarily due to an increase in employment related expenses.

    RESEARCH AND DEVELOPMENT. R&D expenses decreased to $1.0 million for the three months ended February 28, 2018 from $1.2 million for the three months ended February 28, 2017, a decrease of 16.7%. The decrease in R&D expenses was primarily due to a decrease in project expenses.

    INTEREST EXPENSE. Interest expenses were $98,000 and $178,000 for the three months ended February 28, 2018 and 2017, respectively. The decrease in interest expense in the three months ended February 28, 2018 was primarily due to the debt issuance costs related to the convertible notes becoming fully amortized at the end of fiscal 2017.

    OTHER (EXPENSE) INCOME, NET. Other expense, net was $33,000 and $2,000 for the three months ended February 28, 2018 and 2017, respectively. The change in other expense was primarily due to losses realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

    INCOME TAX BENEFIT (EXPENSE). Income tax benefit was $91,000 for the three months ended February 28, 2018 compared with income tax expense of $2,000 for the three months ended February 28, 2017. The income tax benefit in the three months ended February 28, 2018 was primarily due to the impact of  the “Tax Cuts and Jobs Act” enacted on December 22, 2017, specifically, the provision which made our alternative minimum tax credit refundable by 2022.

NINE MONTHS ENDED FEBRUARY 28, 2018 COMPARED TO NINE MONTHS ENDED FEBRUARY 28, 2017

    NET SALES. Net sales increased to $22.3 million for the nine months ended February 28, 2018 from $12.2 million for the nine months ended February 28, 2017, an increase of 82.4%. The increase in net sales for the nine months ended February 28, 2018 was primarily due to the increases in both net sales of our TDBI products and wafer-level products. Net sales of the TDBI products for the nine months ended February 28, 2018 were $12.4 million, and increased approximately $4.6 million from the nine months ended February 28, 2017. Net sales of the wafer-level products for the nine months ended February 28, 2018 were $9.9 million, and increased approximately $5.6 million from the nine months ended February 28, 2017.

    GROSS PROFIT. Gross profit increased to $9.2 million for the nine months ended February 28, 2018 from $4.2 million for the nine months ended February 28, 2017, an increase of 121.1%. Gross profit margin increased to 41.4% for the nine months ended February 28, 2018 from 34.2% for the nine months ended February 28, 2017. The increase in gross profit margin was primarily due to manufacturing efficiencies due to an increase in net sales.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased to $5.5 million for the nine months ended February 28, 2018 from $5.1 million for the nine months ended February 28, 2017, an increase of 6.4%. The increase in SG&A expenses was primarily due to an increase in employment related expenses.

    RESEARCH AND DEVELOPMENT. R&D expenses decreased to $3.1 million for the nine months ended February 28, 2018 from $3.3 million for the nine months ended February 28, 2017, a decrease of 7.9%. The decrease in R&D expenses was primarily due to a decrease of $0.4 million in project expenses, partially offset by an increase of $0.1 million in employment related expenses.

    INTEREST EXPENSE. Interest expense was $310,000 for the nine months ended February 28, 2018 compared with $537,000 for the nine months ended February 28, 2017. The decrease in interest expense in the nine months ended February 28, 2018 was primarily due to the debt issuance costs related to the convertible notes becoming fully amortized at the end of fiscal 2017.

    OTHER (EXPENSE) INCOME, NET. Other expense, net was $100,000 for the nine months ended February 28, 2018 compared with other income, net of $38,000 for the nine months ended February 28, 2017. The change between other expense and other income was primarily due to losses or gains realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

    INCOME TAX BENEFIT (EXPENSE). Income tax benefit was $81,000 for the nine months ended February 28, 2018 compared with income tax expense of $36,000 for the nine months ended February 28, 2017. The income tax benefit in the nine months ended February 28, 2018 was primarily due to the impact of the “Tax Cuts and Jobs Act” enacted on December 22, 2017, specifically, the provision which made our alternative minimum tax credit refundable by 2022.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was $3.1 million and $4.5 million for the nine months ended February 28, 2018 and 2017, respectively. For the nine months ended February 28, 2018, net cash used in operating activities was primarily the result of the changes in operating assets and liabilities including the increases in inventories, prepaid expenses and other current assets, and accounts receivable of $2.4 million, $0.6 million and $0.5 million, respectively, and a decrease of customer deposits and deferred revenue of $0.8 million. Net cash used in operating activities was also impacted by net income of $0.3 million, as adjusted to exclude the effect of non-cash charges of stock-based compensation expense of $0.8 million and depreciation and amortization of $0.3 million. The increase in inventories is to support expected future shipments for customer orders. The increase in prepaid expenses and other current assets was primarily due to down payments to certain vendors. The increase in accounts receivable was primarily due to large shipments toward the end of the quarter. The decrease in customer deposits and deferred revenue was primarily due to the shipments against customer orders with down payments. For the nine months ended February 28, 2017, net cash used in operating activities was primarily the result of net loss of $4.9 million, as adjusted to exclude the effect of non-cash charge of stock-based compensation expense of $0.8 million. Net cash used in operations was also impacted by an increase in accounts receivable of $1.1 million, partially offset by an increase in accounts payable of $0.7 million. The increase in accounts receivable was primarily due to large shipments toward the end of February 28, 2017. The increase in accounts payable was primarily due to inventory purchases to support future shipments.

    Net cash used in investing activities was $6.4 million and $219,000 for the nine months ended February 28, 2018 and 2017, respectively. During the nine months ended February 28, 2018, net cash used in investing activities was due to the purchase of available for sale securities of $6.0 million, which did not affect our liquidity, and the purchases of property and equipment of $0.5 million. During the nine months ended February 28, 2017, net cash used in investing activities was due to the purchases of property and equipment.

    Financing activities provided cash of $0.7 million and $5.8 million for the nine months ended February 28, 2018 and 2017, respectively. Net cash provided by financing activities during the nine months ended February 28, 2018 was due to $0.7 million in proceeds from the issuance of common stock under employee plans. Net cash provided by financing activities during the nine months ended February 28, 2017 was due to the net proceeds of $5.3 million from the sale of our common stock in a private placement transaction to certain institutional and accredited investors that closed on September 28, 2016 and $0.5 million in proceeds from the issuance of common stock under employee plans.

    The effect of fluctuation in exchange rates increased cash by $66,000 for the nine months ended February 28, 2018 and decreased cash by $22,000 for the nine months ended February 28, 2017. The changes were due to the fluctuation in the value of the dollar compared to foreign currencies.

    As of February 28, 2018 and May 31, 2017, we had working capital of $23.9 million and $21.5 million, respectively. Working capital consists of cash and cash equivalents, short-term investments, accounts receivable, inventories and prepaid expenses and other current assets, less current liabilities.

    We lease our manufacturing and office space under operating leases. We entered into a non-cancelable operating lease agreement for our United States manufacturing and office facilities, which was renewed in February 2018 and expires in July 2023. Under the lease agreement, we are responsible for payments of utilities, taxes and insurance.

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

OVERVIEW OF CONTRACTUAL OBLIGATIONS

    The only material changes in the composition, magnitude or other key characteristics of our contractual obligations or other commitments as disclosed in our Annual Report on Form 10-K for the year ended May 31, 2017 was the extension of the lease of our principal executive office entered into on February 27, 2018 and as disclosed on our Current Report on Form 8-K filed with the SEC on March 2, 2018.

    Minimum annual rentals payments under non-cancellable operating leases in each of the next five fiscal years and thereafter are as follows (in thousands):

Years Ending May 31,
2018	$502
2019	713
2020	728
2021	749
2022	772
Thereafter	861
Total	$4,325

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    We had no holdings of derivative financial or commodity instruments as of February 28, 2018 or May 31, 2017.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

    None.

Item 4. MINE SAFETY DISCLOSURES

    Not Applicable

Item 5. OTHER INFORMATION

    None.

Item 6. EXHIBITS

Exhibit No.	Description

10.1(1)	Third Amendment dated February 27, 2018 for facilities located at 400 Kato Terrace, Fremont, California.

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

(1) Incorporated by reference to Exhibit No. 3.1 previously filed with the Company’s Current Report on Form 8-K filed March 2, 2018 (File No. 000-22893).

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

Aehr Test Systems (Registrant)

Date: April 12, 2018	By:	/s/ GAYN ERICKSON
Gayn Erickson
President and Chief Executive Officer

Date: April 12, 2018	By:	/s/ KENNETH B. SPINK
Kenneth B. Spink
Vice President of Finance and Chief Financial Officer