Form 10-K
period 2018-05-31
AEHR TEST SYSTEMS
filed 2018-08-28
CIK 1040470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended May 31, 2018
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
Yes [ ] No [X]

     The aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates of the registrant, based upon the closing price of $2.55 on November 30, 2017, as reported on the NASDAQ Capital Market, was $48,946,434. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock (other than such persons of whom the Registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

     The number of shares of registrant’s common stock, par value $0.01 per share, outstanding at July 31, 2018 was 22,220,019.

AEHR TEST SYSTEMS

FORM 10-K
FISCAL YEAR ENDED MAY 31, 2018

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

PART I

Item 1. Business

THE COMPANY

    Aehr Test was incorporated in the state of California on May 25, 1977. We develop, manufacture and sell systems which are designed to reduce the cost of testing and to perform reliability screening, or burn-in, of complex logic devices, memory ICs, sensors and optical devices. These systems can be used to simultaneously perform parallel testing and burn-in of packaged integrated circuits, or ICs, singulated bare die or ICs still in wafer form. Increased quality and reliability needs of the Automotive, Mobility and flash memory integrated circuit markets are driving additional testing requirements, capacity needs and opportunities for Aehr Test products in package and wafer level testing. Leveraging its expertise as a long-time leading provider of burn-in equipment, with over 2,500 systems installed worldwide, the Company has developed and introduced several innovative product families, including the ABTSTM and FOXTM systems, the WaferPakTM cartridge and the DiePak® carrier. The latest ABTS family of packaged part burn-in and test systems can perform test during burn-in of complex devices, such as digital signal processors, microprocessors, microcontrollers and systems-on-a-chip, and offers individual temperature control for high-power advanced logic devices. The FOX systems are full wafer contact parallel test and burn-in systems designed to make contact with all pads of a wafer simultaneously, thus enabling full wafer parallel test and burn-in. They are also used for parallel test and burn-in singulated die or very small multi-IC modules. The WaferPak cartridge includes a full-wafer probe card for use in testing wafers in FOX systems. The DiePak carrier is a reusable, temporary package that enables IC manufacturers to perform cost-effective test and burn-in of singulated bare die or very small multi-IC modules.

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

PRODUCTS

    The Company manufactures and markets full wafer contact test systems, test during burn-in systems, test fixtures and related accessories.

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

    The FOX-1P full wafer parallel test system, introduced in October 2014, is designed for massively parallel test of devices at wafer level. The FOX-1P system is designed to make electrical contact to and test all of the die on a wafer in a single touchdown. The FOX-1P test head and WaferPak contactor are compatible with industry-standard 300 mm wafer probers which provide the wafer handling and alignment automation for the FOX-1P system. The FOX-1P pattern generator is designed to functionally test industry-standard memory devices such as flash and DRAMs, plus it is optimized to test memory or logic ICs that incorporate design for testability, or DFT, and built-in self-test, or BIST. The FOX-1P universal per-pin architecture to provide per-pin electronics and per-device power supplies is tailored to full-wafer functional test. The Company believes that the FOX-1P system can significantly reduce the cost of testing IC wafers. The Company’s FOX-1P system was partially funded through a development agreement with a leading semiconductor manufacturer. The Company received the first production order of this new system and shipped the first system in July 2016.

    One of the key components of the FOX systems is the patented WaferPak cartridge system. The WaferPak cartridge contains a full-wafer single-touchdown probe card which is easily removable from the system. Traditional probe cards contact only a portion of the wafer, requiring multiple touchdowns to test the entire wafer. The unique design is intended to accommodate a wide range of contactor technologies so that the contactor technology can evolve along with the changing requirements of the customer’s wafers. The WaferPak cartridges are custom designed for each device type, each of which has a typical lifetime of 2 to 7 years, depending on the device life cycle. Therefore, multiple sets of WaferPak cartridges could be purchased over the life of a FOX system.

    A key new component of the FOX-XP systems is the patent-pending DiePak carrier system. The DiePak carrier contains many multi-module sockets with very fine-pitch probes which are easily removable from the system. Traditional sockets contact only a single device, requiring multiple large numbers of sockets and burn-in boards to test a production lot of devices. The unique design is intended to accommodate a wide range of socket sizes and densities so that the DiePak carrier technology can evolve along with the changing requirements of the customer’s devices. The DiePak carriers are custom designed for each device type, each of which has a typical lifetime of 2 to 7 years, depending on the device life cycle. Therefore, multiple sets of DiePak carriers could be purchased over the life of a FOX-XP system.

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

    The full wafer contact systems product category accounted for approximately 44%, 51% and 60% of the Company’s net sales in fiscal 2018, 2017 and 2016, respectively.

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

    The Advanced Burn-in and Test System, or ABTS, was introduced in fiscal 2008. The ABTS family of products is based on a hardware and software architecture that is intended to address not only today’s devices, but also future devices for many years to come. The ABTS system can test and burn-in both high-power logic and low-power ICs. It can be configured to provide individual device temperature control for devices up to 70W or more and with up to 320 I/O channels.

    The MAX system family, the predecessor to the ABTS family, was designed for monitored burn-in of memory and logic devices. The MAX system is nearing the end of its lifecycle and limited shipments are expected in the future.

    This packaged part systems product category accounted for approximately 56%, 49% and 40% of the Company’s net sales in fiscal 2018, 2017 and 2016, respectively.

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

    The Company has received patents or applied for patents on certain features of the FOX, ABTS and MAX4 test fixtures. The Company has licensed or authorized several other companies to provide MAX4 BIBs from which the Company receives royalties. Royalties and revenue for the test fixtures product category accounted for less than 1% of net sales in fiscal 2018, 2017 and 2016.

CUSTOMERS

    The Company markets and sells its products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies.

    Sales to the Company’s five largest customers accounted for approximately 86%, 93%, and 94% of its net sales in fiscal 2018, 2017 and 2016, respectively. During fiscal 2018, Texas Instruments Incorporated, or Texas Instruments, STMicroelectronics, Inc., and Astronics Test Systems, Inc., accounted for approximately 34%, 26% and 13%, respectively, of the Company’s net sales. During fiscal 2017, Texas Instruments Incorporated, or Texas Instruments, STMicroelectronics, Inc., Intel Corporation and Cypress Semiconductor, accounted for approximately 45%, 19%, 17% and 10%, respectively, of the Company’s net sales. During fiscal 2016, Apple Inc. and Texas Instruments accounted for approximately 47% and 32%, respectively, of the Company’s net sales. No other customers accounted for more than 10% of the Company’s net sales for any of these periods. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. In addition, sales to particular customers may fluctuate significantly from quarter to quarter. Such fluctuations may result in changes in utilization of the Company’s facilities and resources. The loss of or reduction or delay in orders from a significant customer or a delay in collecting or failure to collect accounts receivable from a significant customer could materially and adversely affect the Company’s business, financial condition and operating results.

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

BACKLOG

    At May 31, 2018, the Company’s backlog was $8.4 million compared with $12.7 million at May 31, 2017. The Company’s backlog consists of product orders for which confirmed purchase orders have been received and which are scheduled for shipment within 12 months. Due to the possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments or development projects, the Company’s backlog as of a particular date may not be indicative of net sales for any succeeding period.

RESEARCH AND PRODUCT DEVELOPMENT

    The Company historically has devoted a significant portion of its financial resources to research and development programs and expects to continue to allocate significant resources to these efforts. Certain research and development expenditures related to non-recurring engineering milestones have been transferred to cost of goods sold, reducing research and development expenses. The Company’s research and development expenses during fiscal 2018, 2017 and 2016 were $4.2 million, $4.7 million and $4.3 million, respectively.

    The Company conducts ongoing research and development to design new products and to support and enhance existing product lines. Building upon the expertise gained in the development of its existing products, the Company has developed the FOX family of systems for performing test and burn-in of entire processed wafers, rather than individual die or packaged parts. The Company has extended the FOX-XP product to also perform test and burn-in of devices in singulated die and module form. The Company is developing enhancements to the ABTS and FOX families of products, intended to improve the capability and performance for testing and burn-in of future generation ICs and provide the flexibility in a wide variety of applications.

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

    The Company’s FOX full wafer contact systems face competition from larger systems manufacturers that have significant technological know-how and manufacturing capability. Competing suppliers of full wafer contact systems include Advantest Corporation, Chroma ATE Inc., Teradyne Inc., Micronics Japan Co., Ltd., and Tokyo Electron Limited.

    The Company’s ABTS TDBI systems face increasingly severe competition, especially from several regional, low-cost manufacturers and from systems manufacturers that offer higher power dissipation per device under test. Some users of such systems, such as independent test labs, build their own burn-in systems, while others, particularly large IC manufacturers in Asia, acquire burn-in systems from captive or affiliated suppliers. The market for burn-in systems is highly fragmented, with many domestic and international suppliers. Competing suppliers of burn-in and functional test systems that compete with ABTS systems include Dong-Il Corporation, Micro Control Company, Incal Technology and Advantest Corporation.

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

    The Company expects that its DiePak products for burning-in and testing multiple singulated die and small modules will face significant competition. The Company believes that several companies have developed or are developing products which are intended to enable test and burn-in of multiple bare die, and small modules. The Company expects that other competitors will emerge. The Company expects that the primary competitive factors in this market will be cost, performance, reliability and assured supply. Suppliers with products that compete with our single die DiePak products include Chroma ATE Inc.

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

PROPRIETARY RIGHTS

    The Company relies primarily on the technical and creative ability of its personnel, its proprietary software, and trade secrets and copyright protection, rather than on patents, to maintain its competitive position. The Company’s proprietary software is copyrighted and licensed to the Company’s customers. At May 31, 2018, the Company held fifty issued United States patents with expiration date ranges from 2018 to 2029 and had several additional United States patent applications and foreign patent applications pending.

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

EMPLOYEES

    As of May 31, 2018, the Company, including its two foreign subsidiaries and one branch office, employed 86 persons collectively, on a full-time basis, of whom 21 were engaged in research, development and related engineering, 27 were engaged in manufacturing, 25 were engaged in marketing, sales and customer support and 13 were engaged in general administration and finance functions. In addition, the Company from time to time employs a number of contractors and part-time employees, particularly to perform customer support and manufacturing. The Company’s success is in part dependent on its ability to attract and retain highly skilled workers, who are in high demand. None of the Company’s employees are represented by a union and the Company has never experienced a work stoppage. The Company’s management considers its relations with its employees to be good.

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

    The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and contract assemblers accounting for a substantial portion of the purchases of semiconductor equipment. Sales to our five largest customers accounted for approximately 86%, 93%, and 94% of our net sales in fiscal 2018, 2017 and 2016, respectively. During fiscal 2018, Texas Instruments, STMicroelectronics, Inc., and Astronics Test Systems, Inc., accounted for approximately 34%, 26% and 13%, respectively, of the Company’s net sales. During fiscal 2017, Texas Instruments, STMicroelectronics, Inc., Intel, and Cypress Semiconductor, accounted for approximately 45%, 19%, 17% and 10%, respectively, of the Company’s net sales. During fiscal 2016, Apple and Texas Instruments accounted for approximately 47% and 32%, respectively, of our net sales. No other customers accounted for more than 10% of our net sales for any of these periods.

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

    Continued market acceptance of the ABTS family is subject to a number of risks. It is important that we achieve customer acceptance, customer satisfaction and increased market acceptance as we add new features and enhancements to the ABTS product. To date, we have shipped ABTS systems to customers worldwide for use in both reliability and production applications. We have had a strengthening of ABTS product sales last two fiscal years. However, the failure of the ABTS family to grow revenues above current levels would have a material adverse effect on our future operating results.

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

    Approximately 71%, 59%, and 80% of our net sales for fiscal 2018, 2017 and 2016, respectively, were attributable to sales to customers for delivery outside of the United States. We operate a direct sales, service and limited manufacturing organization in Germany and sales and service organizations in Japan and Taiwan as well as direct support through 3rd party agreements in China, South Korea, and the Philippines. We expect that sales of products for delivery outside of the United States will continue to represent a substantial portion of our future net sales. Our future performance will depend, in significant part, upon our ability to continue to compete in foreign markets which in turn will depend, in part, upon a continuation of current trade relations between the United States and foreign countries in which semiconductor manufacturers or assemblers have operations. A change toward more protectionist trade legislation in either the United States or such foreign countries, such as a change in the current tariff structures, export compliance or other trade policies, could adversely affect our ability to sell our products in foreign markets. In addition, we are subject to other risks associated with doing business internationally, including longer receivable collection periods and greater difficulty in accounts receivable collection, the burden of complying with a variety of foreign laws, difficulty in staffing and managing global operations, risks of civil disturbance or other events which may limit or disrupt markets, international exchange restrictions, changing political conditions and monetary policies of foreign governments.

    Approximately 100%, 0% and 0% of our net sales for fiscal 2018 were denominated in U.S. Dollars, Euros and Japanese Yen, respectively. Although the percentages of net sales denominated in Euros and Japanese Yen were small in fiscal 2018, they have been larger in the past and could become significant again in the future. A large percentage of net sales to European customers are denominated in U.S. Dollars, but sales to many Japanese customers are denominated in Japanese Yen. Because a substantial portion of our net sales is from sales of products for delivery outside the United States, an increase in the value of the U.S. Dollar relative to foreign currencies would increase the cost of our products compared to products sold by local companies in such markets. In addition, since the price is determined at the time a purchase order is accepted, we are exposed to the risks of fluctuations in the U.S. Dollar exchange rate during the lengthy period from the date a purchase order is received until payment is made. This exchange rate risk is partially offset to the extent our foreign operations incur expenses in the local currency. To date, we have not invested in any instruments designed to hedge currency risks. Our operating results could be adversely affected by fluctuations in the value of the U.S. Dollar relative to other currencies.

We purchase materials from suppliers worldwide, which subjects the Company to increased risk.

    We purchase components, sub-assemblies, and chambers from suppliers outside the United States. Increases in tariffs, additional taxes, or trade barriers may result in an increase in our manufacturing costs. A decrease in the value of the U.S. Dollar relative to foreign currencies would increase the cost of our materials. Should the Company increase its sales prices to recover the increase in costs, this could result in a decrease in the competitiveness of our products. In addition, we are subject to other risks associated with purchasing materials from suppliers worldwide. Government authorities may also implement protectionist policies or impose limitations on the transfer of intellectual property. This may limit our ability to obtain products from certain geographic regions and require us to identify and qualify new suppliers. The process of qualifying suppliers could be lengthy, and no assurance can be given that any additional sources would be available to us on a timely basis. Changes in trade relations, currency fluctuations, or protectionist policies could have a material adverse effect on our business, financial condition or results of operations.

The Company is exposed to cybersecurity threats or incidents.

    We collect, maintain, and transmit data on information systems. These systems include those owned and maintained by the Company or by third parties. In addition, we use cloud-based enterprise resource planning, ERP, software to manage the business integrating all facets of operations, including manufacturing, finance, and sales and marketing. The data maintained on these systems includes confidential and proprietary information belonging to Aehr, our customers, suppliers, and others. While the Company devotes significant resources to protect its systems and data from unauthorized access or misuse, we are exposed to cybersecurity risks. Our systems are subject to computer viruses, data breach, phishing schemes, and other malicious software programs or attacks. We have experienced cyber threats and incidents in the past. Although past threats and incidents have not resulted in a material adverse effect, cybersecurity incidents may result in business disruption, loss of data, or unauthorized access to intellectual property which could adversely affect our business.

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

Item 1B. Unresolved Staff Comments

    None.

Item 2. Properties

    The Company’s principal administrative and production facilities are located in Fremont, California, in a 51,289 square foot building. The Company’s lease was renewed in February 2018 and expires in July 2023. The Company’s facility in Japan is located in a 418 square foot office in Tokyo under a lease which expires in June 2019. The Company also maintains a 1,585 square foot warehouse in Yamanashi under a lease which expires in November 2019. The Company leases a 492 square foot sales and support office in Utting, Germany. The lease, which began February 1, 1992 and expires on January 31, 2020, contains an automatic twelve months renewal, at rates to be determined, if no notice is given prior to six months from expiry. The Company’s and its subsidiaries’ annual rental payments currently aggregate $587,000. The Company periodically evaluates its global operations and facilities to bring its capacity in line with demand and to provide cost efficient services for its customers. In prior years, through this process, the Company has moved from certain facilities that exceeded the capacity required to satisfy its needs. The Company believes that its existing facilities are adequate to meet its current and reasonably foreseeable requirements. The Company regularly evaluates its expected future facilities requirements and believes that alternate facilities would be available if needed.

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

	High	Low
Fiscal 2018:
First quarter ended August 31, 2017	$4.60	$2.62
Second quarter ended November 30, 2017	4.10	2.50
Third quarter ended February 28, 2018	3.37	2.16
Fourth quarter ended May 31, 2018	2.80	2.12

Fiscal 2017:
First quarter ended August 31, 2016	$3.42	$0.96
Second quarter ended November 30, 2016	3.58	2.05
Third quarter ended February 28, 2017	5.28	2.15
Fourth quarter ended May 31, 2017	6.10	3.37

    At August 3, 2018, the Company had 139 holders of record of its common stock. A substantially greater number of holders of the Company’s common stock are “street name” or beneficial holders whose shares are held by banks, brokers and other financial institutions.

    The Company has not paid cash dividends on its common stock or other securities. The Company currently anticipates that it will retain its future earnings, if any, for use in the expansion and operation of its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future.

    The Company did not repurchase any of its common stock during the fiscal year ended May 31, 2018.

PERFORMANCE MEASUREMENT COMPARISON

    The following graph shows a comparison of total shareholder return for holders of the Company's common stock for the last five fiscal years ended May 31, 2018, compared with the NASDAQ Composite Index and the Philadelphia Semiconductor Index. The graph assumes that $100 was invested in the Company's common stock, in the NASDAQ Composite Index and the Philadelphia Semiconductor Index on May 31, 2013, and that all dividends were reinvested. The Company believes that while total shareholder return can be an important indicator of corporate performance, the stock prices of semiconductor equipment companies like us are subject to a number of market-related factors other than company performance, such as competitive announcements, mergers and acquisitions in the industry, the general state of the economy and the performance of other semiconductor equipment company stocks. Stock prices and shareholder returns over the indicated period should not be considered indicative of future stock prices or shareholder returns.

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

    We derived the statements of operations data for the years ended May 31, 2018, 2017 and 2016 and the balance sheet data as of May 31, 2018 and 2017 from our audited consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. We derived the statements of operations data for the years ended May 31, 2015 and 2014 and the balance sheet data as of May 31, 2016, 2015 and 2014 from our audited consolidated financial statements and related notes which are not included in this Annual Report on Form 10-K. We have not declared or distributed any cash dividends.

	Fiscal Year Ended May 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS:

Net sales	$29,555	$18,898	$14,501	$10,018	$19,684

Cost of sales	17,169	12,118	9,356	6,180	9,462
Gross profit	12,386	6,780	5,145	3,838	10,222

Operating expenses:
Selling, general and administrative	7,290	7,052	6,975	6,470	6,323
Research and development	4,181	4,657	4,324	4,062	3,402

Total operating expenses	11,471	11,709	11,299	10,532	9,725

Income (loss) from operations	915	(4,929)	(6,154)	(6,694)	497

Interest expense	(399)	(678)	(605)	(130)	(26)
Other (expense) income, net	(61)	(21)	(16)	211	(64)

Income (loss) before income tax benefit (expense)	455	(5,628)	(6,775)	(6,613)	407

Income tax benefit (expense)	73	(25)	(10)	(34)	15
Net income (loss)	528	(5,653)	(6,785)	(6,647)	422
Less: Net income attributable to the noncontrolling interest	--	--	--	--	--

Net income (loss) attributable to Aehr Test Systems common shareholders	$528	$(5,653)	$(6,785)	$(6,647)	$422
Net income (loss) per share:
Basic	$0.02	$(0.35)	$(0.52)	$(0.55)	$0.04
Diluted	$0.02	$(0.35)	$(0.52)	$(0.55)	$0.04

Shares used in per share calculations
Basic	21,732	16,267	13,091	12,047	10,877
Diluted	22,782	16,267	13,091	12,047	11,889

	May 31,
	2018	2017	2016	2015	2014
CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$16,848	$17,803	$939	$5,527	$1,809
Working capital	18,308	21,494	4,068	7,776	6,556
Total assets	30,955	30,892	10,046	14,868	12,225

Long-term obligations, less current portion	522	6,214	6,089	3,799	79
Total shareholders' equity (deficit)	19,285	16,794	(723)	4,550	7,029

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our “Selected Consolidated Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

OVERVIEW

    We were founded in 1977 to develop and manufacture burn-in and test equipment for the semiconductor industry. Since our inception, we have over 2,500 systems installed at semiconductor manufacturers, semiconductor contract assemblers and burn-in and test service companies worldwide. Our principal products currently are the Advanced Burn-in and Test System, or ABTS, the FOX full wafer contact and singulated die/module parallel test and burn-in system, WaferPak Aligner, WaferPak contactors, DiePak Loader, the DiePak carriers and test fixtures.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, income taxes, financing operations, warranty obligations and long-term service contracts, among others. Our estimates are derived from historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Those results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

    During the first quarter of fiscal 2013, we entered into an agreement with a customer to develop a next generation FOX system, and we shipped the first system in July 2016. The project identifies multiple milestones with values assigned to each. The consideration earned upon achieving the milestone is required to meet the following conditions prior to recognition: (i) the value is commensurate with the vendor’s performance to meet the milestone, (ii) it relates solely to past performance, (iii) and it is reasonable relative to all of the deliverables and payment terms within the arrangement. Revenue is recognized for the milestone upon acceptance by the customer.

    We recognize revenue in certain circumstances before physical delivery has occurred. In these arrangements, among other things, risk of ownership has passed to the customer, the customer has made a written fixed commitment to purchase the products, the customer has requested the products be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by us. For these transactions, the products are segregated from inventory and normal billing and credit terms granted.

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

    A full valuation allowance was established against all deferred tax assets, as management determined that it is more likely than not that deferred tax assets will not be realized, as of May 31, 2018 and 2017.

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

    Although we file U.S. federal, various state and foreign tax returns, our only major tax jurisdictions are the United States, California, Germany and Japan. Tax years 1996 – 2017 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers, research and development tax credits, or other tax attributes from those years.

    STOCK-BASED COMPENSATION EXPENSE

    Stock-based compensation expense consists of expenses for stock options, restricted stock units, or RSUs, and employee stock purchase plan, or ESPP, purchase rights. Stock-based compensation cost for stock options and ESPP purchase rights is measured at each grant date, based on the fair value of the award using the Black-Scholes option valuation model, and is recognized as expense over the employee’s requisite service period. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. Our employee stock options have characteristics significantly different from those of publicly traded options. For RSUs, stock-based compensation cost is based on the fair value of our common stock at the grant date. All of our stock-based compensation is accounted for as an equity instrument.

    The fair value of each option grant and the right to purchase shares under our ESPP are estimated on the date of grant using the Black-Scholes option valuation model with assumptions concerning expected term, stock price volatility, expected dividend yield, risk-free interest rate and the expected life of the award. See Notes 10 to our consolidated financial statements for detailed information relating to stock-based compensation and the stock option plan and the ESPP.

RESULTS OF OPERATIONS

    The following table sets forth statements of operations data as a percentage of net sales for the periods indicated.

	Year Ended May 31,
	2018	2017	2016

Net sales	100.0%	100.0%	100.0%
Cost of sales	58.1	64.1	64.5
Gross profit	41.9	35.9	35.5

Operating expenses:
Selling, general and administrative	24.7	37.3	48.1
Research and development	14.1	24.7	29.8

Total operating expenses	38.8	62.0	77.9

Income (loss) from operations	3.1	(26.1)	(42.4)

Interest expense	(1.4)	(3.6)	(4.2)
Other expense, net	(0.2)	(0.1)	(0.1)

Income (loss) before income tax benefit (expense)	1.5	(29.8)	(46.7)

Income tax benefit (expense)	0.3	(0.1)	(0.1)

Net income (loss)	1.8	(29.9)	(46.8)
Less: Net income attributable to the noncontrolling interest	--	--	--
Net income (loss) attributable to Aehr Test Systems common shareholders	1.8%	(29.9)%	(46.8)%

FISCAL YEAR ENDED MAY 31, 2018 COMPARED TO FISCAL YEAR ENDED MAY 31, 2017

    NET SALES. Net sales increased to $29.6 million for the fiscal year ended May 31, 2018 from $18.9 million for the fiscal year ended May 31, 2017, an increase of 56.4%. The increase in net sales in fiscal 2018 resulted primarily from increases in net sales of both our Test During Burn-in (TDBI) products and wafer-level products. Net sales of the TDBI products for fiscal 2018 were $16.5 million, and increased approximately $7.3 million from fiscal 2017. Net sales of the wafer-level products for fiscal 2018 were $13.1 million, and increased approximately $3.5 million from fiscal 2017.

    GROSS PROFIT. Gross profit increased to $12.4 million for the fiscal year ended May 31, 2018 from $6.8 million for the fiscal year ended May 31, 2017, an increase of 82.7%. Gross profit margin increased to 41.9% for the fiscal year ended May 31, 2018 from 35.9% for the fiscal year ended May 31, 2017. The increase in gross profit margin was primarily the result of manufacturing efficiencies due to an increase in net sales.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses were $7.3 million for the fiscal year ended May 31, 2018, compared with $7.1 million for the fiscal year ended May 31, 2017, an increase of 3.4%. The increase in SG&A expenses was primarily due to increases in employment related expenses.

    RESEARCH AND DEVELOPMENT. R&D expenses decreased to $4.2 million for the fiscal year ended May 31, 2018 from $4.7 million for the fiscal year ended May 31, 2017, a decrease of 10.2%. The decrease in R&D expenses was primarily due to decreases in project expenses.

    INTEREST EXPENSE. Interest expense decreased to $399,000 for the fiscal year ended May 31, 2018 from $678,000 for the fiscal year ended May 31, 2017. The decrease in interest expense for the fiscal year ended May 31, 2018 was primarily due to the debt issuance costs related to the convertible notes becoming fully amortized at the end of fiscal 2017.

    OTHER EXPENSE, NET. Other expense, net was $61,000 and $21,000 for the fiscal year ended May 31, 2018 and 2017, respectively. The change in other expense was due primarily to losses realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

    INCOME TAX BENEFIT (EXPENSE). Income tax benefit was $73,000 for the fiscal year ended May 31, 2018 compared with income tax expense of $25,000 for the fiscal year ended May 31, 2017. The income tax benefit in the fiscal year ended May 31, 2018 was primarily due to the impact of the “Tax Cuts and Jobs Act” enacted on December 22, 2017, specifically, the provision which made our alternative minimum tax credit refundable by 2022.

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

LIQUIDITY AND CAPITAL RESOURCES

    We consider cash and cash equivalents as liquid and available for use. As of May 31, 2018 and 2017, we had $16.8 million and $17.8 million, respectively, in cash and cash equivalents.

    Net cash used in operating activities was $1.4 million and $4.5 million for the fiscal years ended May 31, 2018 and 2017, respectively. For the fiscal year ended May 31, 2018, net cash used in operating activities was primarily the result of the net income of $0.5 million, as adjusted to exclude the effect of non-cash charge of stock-based compensation expense of $1.0 million, depreciation and amortization of $0.4 million, and a decrease in accounts receivable of $1.3 million. Other changes in cash from operations primarily resulted from an increase in inventories of $2.1 million, a decrease in customer deposits and deferred revenue of $1.5 million, as well as the decrease in accounts payable of $1.1 million. The decrease in accounts receivable was primarily due to improvements in customer payment terms. The increase in inventories is to support future shipments for customer orders. The decrease in customer deposits and deferred revenue was primarily due to the decrease in backlog of customer orders with down payments. The decrease in accounts payable was primarily due to the down payments applied toward vendor invoices. For the fiscal year ended May 31, 2017, net cash used in operating activities was primarily the result of the net loss of $5.7 million, as adjusted to exclude the effect of non-cash charge of stock-based compensation expense of $1.0 million, and an increase in accounts receivable of $3.5 million, partially offset by a decrease in inventories of $0.4 million. Other changes in cash from operations resulted from an increase in accounts payable as well as an increase in customer deposits and deferred revenue of $1.7 million each. The increase in accounts receivable was primarily due to an increase in sales. The decrease in inventories is primarily due to the sales of systems on-hand at the beginning of the period. The increase in accounts payable was primarily due to higher expenditures associated with higher revenue. The increase in customer deposits and deferred revenue was primarily due to the receipt of additional down payments from certain customers.

    Net cash used in investing activities was $0.6 million and $0.5 million for the fiscal year ended May 31, 2018 and 2017, respectively. Net cash used in investing activities for the fiscal year ended May 31, 2018 and 2017 was due to the purchases of property and equipment.

    Financing activities provided net cash of $0.9 million for the fiscal year ended May 31, 2018 as compared to $21.8 million for the fiscal year ended May 31, 2017. Net cash provided by financing activities during the fiscal year ended May 31, 2018 was primarily due to the proceeds from issuance of common stock under employee plans. Net cash provided by financing activities during the fiscal year ended May 31, 2017 was primarily due to the net proceeds of $15.8 million from the sale of our common stock in a public offering that closed on April 19, 2017, the net proceeds of $5.3 million from the sale of our common stock in a private placement transaction with certain institutional and accredited investors that closed on September 28, 2016, and $0.7 million in proceeds from issuance of common stock under employee plans.

    The effect of fluctuation in exchange rates increased cash by $43,000 and $1,000 for the fiscal year ended May 31, 2018 and 2017, respectively. The changes were due to the fluctuation in the value of the dollar compared to foreign currencies.

    As of May 31, 2018 and 2017, we had working capital of $18.3 million and $21.5 million, respectively.

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

    Net cash used in investing activities was $0.9 million for the fiscal year ended May 31, 2016 was due to the purchase of property and equipment.

    Net cash provided by financing activities of $2.5 million during the fiscal year ended May 31, 2016 was due to net borrowings under the credit facility of $2.0 million, and $0.5 million in proceeds from issuance of common stock under employee plans. Refer to Note 8 of Notes to Consolidated Financial Statements, “LONG-TERM DEBT”, for further discussion of the Credit Facility.

    The effect of fluctuation in exchange rates increased cash by $106,000 for the fiscal year ended May 31, 2016 due to the fluctuation in the value of the dollar compared to foreign currencies.

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

OFF-BALANCE SHEET FINANCING

    We have not entered into any off-balance sheet financing arrangements and have not established any special purpose or variable interest entities.

OVERVIEW OF CONTRACTUAL OBLIGATIONS

    The following table provides a summary of such arrangements, or contractual obligations.

	Payments Due by Period (in thousands)
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating Leases	$3,868	$664	$1,504	$1,567	$133
Convertible Notes	6,110	6,110	--	--	--
Interest on Convertible Notes (1)	610	610	--	--	--
Purchases (2)	2,488	2,488	--	--	--
Total	$13,076	$9,872	$1,504	$1,567	$133

(1) Based on 9% interest rate. See Note 8 “LONG-TERM DEBT.”
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

    We had no holdings of derivative financial or commodity instruments at May 31, 2018.

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

Report Of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Aehr Test Systems

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Aehr Test Systems and its subsidiaries (the “Company”) as of May 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended May 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BPM LLP

We have served as the Company’s auditor since 2005.

San Jose, California
August 28, 2018

AEHR TEST SYSTEMS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	May 31,
	2018	2017
ASSETS

Current assets:
Cash and cash equivalents	$16,848	$17,803
Accounts receivable, net	2,856	4,010
Inventories	9,049	6,604
Prepaid expenses and other	703	961

Total current assets	29,456	29,378

Property and equipment, net	1,203	1,419
Other assets	296	95

Total assets	$30,955	$30,892

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,762	$2,808
Accrued expenses	1,646	1,609
Customer deposits and deferred revenue, short-term	1,630	3,467
Current portion of long-term debt	6,110	--

Total current liabilities	11,148	7,884

Convertible notes	--	6,110
Deferred rent	63	--
Deferred revenue, long-term	459	104

Total liabilities	11,670	14,098

Commitments and contingencies (Note 16)

Aehr Test Systems shareholders' equity:
Preferred stock, $0.01 par value: Authorized: 10,000 shares; Issued and outstanding: none	--	--
Common stock, $0.01 par value: Authorized: 75,000 shares; Issued and outstanding: 22,143 shares and 21,340 shares at May 31, 2018 and 2017, respectively	221	213
Additional paid-in capital	83,041	81,128
Accumulated other comprehensive income	2,292	2,249
Accumulated deficit	(66,249)	(66,777)
Total Aehr Test Systems shareholders' equity	19,305	16,813
Noncontrolling interest	(20)	(19)
Total shareholders' equity	19,285	16,794

Total liabilities and shareholders' equity	$30,955	$30,892

The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended May 31,
	2018	2017	2016

Net sales	$29,555	$18,898	$14,501
Cost of sales	17,169	12,118	9,356
Gross profit	12,386	6,780	5,145

Operating expenses:
Selling, general and administrative	7,290	7,052	6,975
Research and development	4,181	4,657	4,324

Total operating expenses	11,471	11,709	11,299

Income (loss) from operations	915	(4,929)	(6,154)

Interest expense	(399)	(678)	(605)
Other expense, net	(61)	(21)	(16)

Income (loss) before income tax benefit (expense)	455	(5,628)	(6,775)

Income tax benefit (expense)	73	(25)	(10)
Net income (loss)	528	(5,653)	(6,785)
Less: Net income attributable to the noncontrolling interest	--	--	--

Net income (loss) attributable to Aehr Test Systems common shareholders	$528	$(5,653)	$(6,785)

Net income (loss) per share – basic and diluted	$0.02	$(0.35)	$(0.52)
Shares used in per share calculation – basic	21,732	16,267	13,091
Shares used in per share calculation – diluted	22,782	16,267	13,091

The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)

	Year Ended May 31,
	2018	2017	2016

Net income (loss)	$528	$(5,653)	$(6,785)

Other comprehensive income, net of tax: Foreign currency translation income	42	13	4

Total comprehensive income (loss)	570	(5,640)	(6,781)
Less: Comprehensive (loss) income attributable to noncontrolling interest	(1)	1	(2)

Comprehensive income (loss), attributable to Aehr Test Systems	$571	$(5,641)	$(6,779)

The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(IN THOUSANDS)

			Additional	Accumulated Other		Total Aehr Test Systems Shareholders'		Total Shareholders'
	Common Stock		Paid-in	Comprehensive	Accumulated	Equity	Noncontrolling	Equity
	Shares	Amount	Capital	Income	Deficit	(Deficit)	Interest	(Deficit)
Balances, May 31, 2015	12,857	$129	$56,547	$2,231	$(54,339)	$4,568	$(18)	$4,550

Issuance of common stock under employee plans	359	3	509	--	--	512	--	512
Stock-based compensation	--	--	996	--	--	996	--	996
Net loss	--	--	--	--	(6,785)	(6,785)	--	(6,785)
Foreign currency translation adjustment	--	--	--	6	--	6	(2)	4

Balances, May 31, 2016	13,216	132	58,052	2,237	(61,124)	(703)	(20)	(723)

Issuance of common stock under employee plans	779	8	696	--	--	704	--	704
Issuance of common stock under public offering	4,423	44	15,788	--	--	15,832	--	15,832
Issuance of common stock under private offering	2,722	27	5,272	--	--	5,299	--	5,299
Issuance of common stock in consideration for cancellation of outstanding vendor invoice	200	2	321	--	--	323	--	323
Stock-based compensation	--	--	999	--	--	999	--	999
Net loss	--	--	--	--	(5,653)	(5,653)	--	(5,653)
Foreign currency translation adjustment	--	--	--	12	--	12	1	13

Balances, May 31, 2017	21,340	213	81,128	2,249	(66,777)	16,813	(19)	16,794

Issuance of common stock under employee plans	803	8	917	--	--	925	--	925
Stock-based compensation	--	--	996	--	--	996	--	996
Net income	--	--	--	--	528	528	--	528
Foreign currency translation adjustment	--	--	--	43	--	43	(1)	42

Balances, May 31, 2018	22,143	$221	$83,041	$2,292	$(66,249)	$19,305	$(20)	$19,285

The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended May 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$528	$(5,653)	$(6,785)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	996	999	1,016
(Recovery of) provision for doubtful accounts	(58)	53	(13)
Loss on disposal of asset	--	--	2
Amortization of debt issuance costs	--	148	177
Depreciation and amortization	417	271	203
Changes in operating assets and liabilities:
Accounts receivable	1,260	(3,507)	887
Inventories	(2,073)	430	70
Prepaid expenses and other	59	(707)	9
Accounts payable	(1,095)	1,686	564
Accrued expenses	62	53	539
Customer deposits and deferred revenue	(1,482)	1,730	(2,909)
Deferred rent	63	--	--
Income taxes payable	(28)	2	(41)
Net cash used in operating activities	(1,351)	(4,495)	(6,281)

Cash flows from investing activities:
Purchases of property and equipment	(572)	(477)	(919)
Net cash used in investing activities	(572)	(477)	(919)

Cash flows from financing activities:
Line of credit borrowings (repayments), net	--	--	2,000
Proceeds from issuance of convertible notes, net	--	--	(6)
Proceeds from issuance of common stock under public offering, net of issuance costs	--	15,832	--
Proceeds from issuance of common stock under private placement, net of issuance costs	--	5,299	--
Proceeds from issuance of common stock under employee plans	925	704	512
Net cash provided by financing activities	925	21,835	2,506

Effect of exchange rates on cash and cash equivalents	43	1	106

Net (decrease) increase in cash and cash equivalents	(955)	16,864	(4,588)

Cash and cash equivalents, beginning of year	17,803	939	5,527
Cash and cash equivalents, end of year	$16,848	$17,803	$939

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$37	$18	$47
Interest	$550	$516	$302

Supplemental disclosure of non-cash flow information:
Net change in capitalized stock-based compensation	$--	$--	$(20)
Line of credit converted to convertible notes	$--	$--	$2,000
Fair value of common stock issued to settle accounts payable	$--	$323	$--

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

    In April 2017, the Company completed a public offering of its common stock raising net proceeds to the Company of $15.8 million. At May 31, 2018 the Company had $16.8 million in cash and cash equivalents. The Company anticipates that the existing cash balance together with income from operations, collections of existing accounts receivable, revenue from our existing backlog of products, the sale of inventory on hand, and deposits and down payments against significant orders will be adequate to meet its working capital and capital equipment requirements.

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

CASH EQUIVALENTS:

    Cash equivalents consist of money market instruments purchased with an original maturity of three months or less. These investments are reported at fair value.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS:

    Accounts receivable are derived from the sale of products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies. Accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. The Company also reviews its trade receivables by aging category to identify specific customers with known disputes or collection issues. The Company exercises judgment when determining the adequacy of these reserves as the Company evaluates historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received. No significant adjustments to the allowance for doubtful accounts were recorded during the years ended May 31, 2018, 2017 or 2016.

CONCENTRATION OF CREDIT RISK:

    The Company sells its products primarily to semiconductor manufacturers in North America, Asia, and Europe. As of May 31, 2018, approximately 45%, 0% and 55% of gross accounts receivable were from customers located in Asia, Europe and North America, respectively. As of May 31, 2017, approximately 55%, 0% and 45% of gross accounts receivable were from customers located in Asia, Europe and North America, respectively. Three customers accounted for 38%, 32% and 11% of gross accounts receivable as of May 31, 2018. Three customers accounted for 47%, 40% and 11% of gross accounts receivable as of May 31, 2017. Three customers accounted for 34%, 26% and 13% of net sales in fiscal 2018. Four customers accounted for 45%, 19%, 17% and 10% of net sales in fiscal 2017. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company uses letter of credit terms for some of its international customers.

    The Company’s cash and cash equivalents are generally deposited with major financial institutions in the United States, Japan, Germany and Taiwan. The Company invests its excess cash in money market funds and U.S. Treasury Securities. The money market funds bear the risk associated with each fund. The money market funds have variable interest rates. The Company has not experienced any material losses on its money market funds or short-term cash deposits.

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

INVENTORIES:

    Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out method) or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less costs of completion, disposal and transportation. Provisions for excess, obsolete and unusable inventories are made after management’s evaluation of future demand and market conditions. The Company adjusts inventory balances to approximate the lower of its manufacturing costs or net realizable value. If actual future demand or market conditions become less favorable than those projected by management, additional inventory write-downs may be required, and would be reflected in cost of product revenue in the period the revision is made.

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

PRODUCT DEVELOPMENT COSTS AND CAPITALIZED SOFTWARE:

    Costs incurred in the research and development of new products or systems are charged to operations as incurred. Costs incurred in the development of software programs for the Company’s products are charged to operations as incurred until technological feasibility of the software has been established. Generally, technological feasibility is established when the software module performs its primary functions described in its original specifications, contains features required for it to be usable in a production environment, is completely documented and the related hardware portion of the product is complete. After technological feasibility is established, any additional costs are capitalized. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use. Capitalized costs are amortized over the estimated life of the related software product using the greater of the units of sales or straight-line methods over ten years. No system software development costs were capitalized or amortized in fiscal 2018, 2017 and 2016.

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

    A full valuation allowance was established against all deferred tax assets, as management determined that it is more likely than not that deferred tax assets will not be realized, as of May 31, 2018 and 2017.

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

    Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, California, Germany and Japan. Tax years 1996 – 2017 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers, research and development tax credits, or other tax attributes from those years.

COMPREHENSIVE INCOME (LOSS):

    Comprehensive income (loss) generally represents all changes in shareholders’ equity except those resulting from investments or contributions by shareholders. Unrealized gains and losses on foreign currency translation adjustments are included in the Company’s components of comprehensive income (loss), which are excluded from net income (loss). Comprehensive income (loss) is included in the statements of comprehensive income (loss).

RECENT ACCOUNTING PRONOUNCEMENTS:

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

    Income Taxes
    On December 22, 2017, the US government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the US tax code including but not limited to (1) reducing the US federal corporate tax rate from 34% to 21%;  (2) requiring companies to pay a one-time transition tax on certain repatriated earnings of foreign subsidiaries; (3) generally eliminating US federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in US federal income of certain earnings of controlled foreign corporations; (5) creating a new limitation on deductible interest expense; (6) changing rules related to the uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; and (7) repeals the corporate alternative minimum tax, or AMT, effective December 31, 2017 and repeals the corporate alternative minimum tax regime and permits existing minimum tax credits to offset the regular tax liability for any tax year.  Consequently, we have accounted for the reduction of $6.4 million of deferred tax assets with an offsetting adjustment to the valuation allowance for the fiscal year ended 2018,.and recorded a benefit of $90,000 for our Federal refundable AMT credit.

    On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance on accounting for the tax effects of the Tax act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record and provisional estimate in the financial statements. There are also certain transitional impacts of the Tax Act. As part of the transition to the new territorial tax system, the Tax Act imposes a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries. These transitional impacts has no impact to the company for the year fiscal year ended 2018. The one-time transition tax is based on post-1986 earnings and profits that were previously deferred from US income tax. While we have not yet finalized our calculation of the total post-1986 Earnings and profits, for our foreign corporations or the impact of foreign tax credits, we have prepared a reasonable estimate and calculated the provision amount. The Company is evaluating the calculation of the transition tax. The accounting for this item is incomplete and may change as our interpretation of the provisions of the Act evolve, additional information becomes available or interpretive guidance is issued by the U.S. Treasury. The final determination will be completed no later than one year from the enactment date. Based on the current year and carryover losses and the valuation allowance the Company would not expect an impact to the financial statements as a result of the completion of the analysis.

Accounting Standards Not Yet Adopted

    Revenue Recognition
    In May 2014, the FASB issued ASC Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which has been subsequently updated. The new standard will supersede nearly all U.S. GAAP on revenue recognition and eliminate industry-specific guidance. The core principle of the standard is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new standard defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each distinct performance obligation. It also requires increased disclosures including the nature, amount, timing, and uncertainty of revenues and cash flows related to contracts with customers. The new guidance will become effective for the Company in the first quarter of fiscal 2019, which is the Company’s planned adoption date.

    The standard allows two methods of adoption: i) retrospectively to each prior period presented (“full retrospective method”), or ii) retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption ("modified retrospective method").

    The Company plans to adopt Topic 606 using the modified retrospective method through a cumulative effect adjustment being recognized in accumulated deficit as of the adoption date. Under that method, the Company will not restate the prior financial statements but apply the rules to contracts that are complete or incomplete as of June 1, 2018 and recognize the cumulative effect of initially applying the new standard as an adjustment to the opening balance of accumulative deficit.

    The Company has reached conclusions on its accounting assessments related to the standard and does not expect to record an adjustment to the opening cumulative deficits as the impact deems insignificant.

    The adoption of the new standard will not significantly impact the Company’s process, procedure and control. The Company is currently in the process of developing, implementing and testing its internal systems, processes and controls necessary to adopt Topic 606, and is in process of making the necessary changes to its accounting policies. In addition, the Company is currently evaluating the impact of the expanded disclosures to its consolidated financial statements.

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

2. EARNINGS PER SHARE (“EPS”):

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

    The following table presents the computation of basic and diluted net income (loss) per share attributable to Aehr Test Systems common shareholders (in thousands, except per share data):

	Year Ended May 31,
	2018	2017	2016
Numerator: Net income (loss)	$528	$(5,653)	$(6,785)

Denominator for basic net income (loss) per share:
Weighted-average shares outstanding	21,732	16,267	13,091

Shares used in basic net income (loss) per share calculation	21,732	16,267	13,091

Effect of dilutive securities	1,050	--	--

Denominator for diluted net income (loss) per share	22,782	16,267	13,091

Basic net income (loss) per share	$0.02	$(0.35)	$(0.52)

Diluted net income (loss) per share	$0.02	$(0.35)	$(0.52)

    For the purpose of computing diluted earnings per share, the weighted average number of potential common shares does not include stock options with an exercise price greater than the average fair value of the Company’s common stock for the period, as the effect would be anti-dilutive. Stock options to purchase 1,313,000 shares of common stock were outstanding as of May 31, 2018 but were not included in the computation of diluted net income per share, because the inclusion of such shares would be anti-dilutive. In the fiscal year ended May 31, 2017 and 2016, potential common shares have not been included in the calculation of diluted net loss per share as the effect would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for these periods are the same. Stock options to purchase 3,074,000 and 3,201,000 shares of common stock were outstanding on May 31, 2017 and 2016, respectively, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive. ESPP rights to purchase 169,000 and 304,000 ESPP shares were outstanding on May 31, 2017 and 2016, respectively, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive. RSUs for 32,000 shares and 0 shares were outstanding on May 31, 2017 and 2016, respectively, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive. The 2,657,000 shares convertible under the convertible notes outstanding on May 31, 2018, 2017 and 2016 were not included in the computation of diluted net income (loss) per share, because the inclusion of such shares would be anti-dilutive.

3. CASH, CASH EQUIVALENTS AND INVESTMENTS:

    The following table summarizes the Company’s cash, cash equivalents and investments by security type at May 31, 2018 (in thousands):

	Cost	Gross Unrealized Loss	Estimated Fair Value

Cash	$3,132	$--	$3,132
Cash equivalents:
Money market funds	7,733	--	7,733
U.S. Treasury securities	5,983	--	5,983
Total Cash equivalents	13,716	--	13,716
Total Cash and Cash equivalents	$16,848	$--	$16,848
Long-term investments:
Certificate of deposit	$80	$--	$80
Total Cash, Cash equivalents and Investments	$16,928	$--	$16,928

    Long-term investments are included in other assets on the accompanying consolidated balance sheet at May 31. 2018.

    Unrealized gains and temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive income (“AOCI”), net of any related tax effect. Upon realization, those amounts are reclassified from AOCI to results of operations.

    The following table summarizes the Company’s cash, cash equivalents and investments by security type at May 31, 2017 (in thousands):

	Cost	Gross Unrealized Loss	Estimated Fair Value

Cash	$2,287	$--	$2,287
Cash equivalents:
Money market funds	15,516	--	15,516
Total Cash equivalents	15,516	--	15,516
Total Cash and Cash equivalents	$17,803	$--	$17,803
Long-term investments:
Certificate of deposit	$50	$--	$50
Total Cash, Cash equivalents and Investments	$17,853	$--	$17,853

4. FAIR VALUE MEASUREMENT:

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

Level 3 - instrument valuations are obtained without observable market values and require a high level of judgment to determine the fair value.

    The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of May 31, 2018 (in thousands):

	Balance as of
	May 31, 2018	Level 1	Level 2	Level 3
Money market funds	$7,733	$7,733	$--	$--
U.S. Treasury securities	5,983	5,983	--	--
Certificate of deposit	80	--	80	--
Assets	$13,796	$13,716	$80	$--

    The U.S. Treasury Securities have maturities of three months.

    The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of May 31, 2017 (in thousands):

	Balance as of
	May 31, 2017	Level 1	Level 2	Level 3
Money market funds	$15,516	$15,516	$--	$--
Certificate of deposit	50	--	50	--
Assets	$15,566	$15,516	$50	$--

    There were no financial liabilities measured at fair value as of May 31, 2018 and 2017.

    There were no transfers between Level 1 and Level 2 fair value measurements during the fiscal year ended May 31, 2018 and 2017.

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

5. ACCOUNTS RECEIVABLE:

     Accounts receivable comprise (in thousands):

	May 31,
	2018	2017
Accounts receivable	$2,860	$4,071
Less: Allowance for doubtful accounts	(4)	(61)
	$2,856	$4,010

		Additions
	Balance at	charged to		Balance
	beginning	costs and		at end
	of year	expenses	Deductions*	of year
Allowance for doubtful accounts receivable:
May 31, 2018	$61	$4	$(61)	$4

May 31, 2017	$8	$53	$--	$61

    * Deductions include write-offs of uncollectible accounts, collections of amounts previously reserved, and releases of allowance for doubtful accounts credited to expense.

6. BALANCE SHEET DETAIL

    INVENTORIES:

	May 31,
(In Thousands)	2018	2017
Raw materials and sub-assemblies	$5,747	$4,268
Work in process	3,068	2,059
Finished goods	234	277
	$9,049	$6,604

     PROPERTY AND EQUIPMENT, NET:

	May 31,
(In Thousands)	2018	2017
Leasehold improvements	$1,154	$1,145
Furniture and fixtures	984	974
Machinery and equipment	2,865	3,035
Test equipment	2,595	2,268

	7,598	7,422
Less: Accumulated depreciation and amortization	(6,395)	(6,003)
	$1,203	$1,419

    Depreciation expense was $417,000, $271,000 and $203,000 for fiscal 2018, 2017, and 2016, respectively.

     ACCRUED EXPENSES:

	May 31,
(In Thousands)	2018	2017
Payroll related	$1,014	$934
Professional services	163	161
Accrued interest	139	139
Warranty	135	113
Commissions and bonuses	101	125
Taxes payable	34	69
Investor relations	19	25
Other	41	43
	$1,646	$1,609

    CUSTOMER DEPOSITS AND DEFERRED REVENUE, SHORT-TERM:

	May 31,
(In Thousands)	2018	2017
Customer deposits	$1,340	$3,264
Deferred revenue	290	203
	$1,630	$3,467

7. INCOME TAXES:

    Domestic and foreign components of income (loss) before income tax benefit (expense) are as follows (in thousands):

	Year Ended May 31,
	2018	2017	2016
Domestic	$433	$(5,663)	$(6,794)
Foreign	22	35	19
	$455	$(5,628)	$(6,775)

    The income tax benefit (expense) consists of the following (in thousands):

	Year Ended May 31,
	2018	2017	2016
Federal income taxes:
Current	$99	$--	$--
Deferred	--	--	--
State income taxes:
Current	(22)	(8)	3
Deferred	--	--	--
Foreign income taxes:
Current	(4)	(17)	(13)
Deferre	--	--	--
	$73	$(25)	$(10)

    The Company’s effective tax rate differs from the U.S. federal statutory tax rate, as follows:

	Year Ended May 31,
	2018	2017	2016
U.S. federal statutory tax rate	28.6%	34.0%	34.0%
State taxes, net of federal tax effect	(16.7)	(0.1)	--
Foreign rate differential	39.4	0.1	0.2
Stock-based compensation	39.9	(2.8)	(3.8)
Research and development credit	5.9	3.1	2.1
Change in valuation allowance	(1,349.2)	(33.8)	(32.5)
Federal rate change impact	1,419.7	--	--
Federal AMT refund	(20.0)	--	--
ASU 2016-09 adoption	(169.1)	--	--
Other	5.4	(0.9)	(0.2)
Effective tax rate	(16.1)%	(0.4)%	(0.2)%

      The components of the net deferred tax assets are as follows (in thousands):

	Year Ended May 31,
	2018	2017

Net operating losses	$12,918	$18,719
Credit carryforwards	4,952	4,715
Inventory reserves	588	870
Reserves and accruals	1,419	1,566
Other	247	393

	20,124	26,263

Less: Valuation allowance	(20,124)	(26,263)
Net deferred tax assets.	$--	$--

    The valuation allowance decreased by $6,139,000 during fiscal 2018, increased by $1,635,000 during fiscal 2017, and increased by $421,000 during fiscal 2016. As of May 31, 2018 and 2017, the Company concluded that it is more likely than not that the deferred tax assets will not be realized and therefore provided a full valuation allowance against the deferred tax assets. The Company will continue to evaluate the need for a valuation allowance against its deferred tax assets on a quarterly basis.

    At May 31, 2018, the Company had federal and state net operating loss carryforwards of $50,356,000 and $31,340,000 respectively. The federal and state net operating loss carryforwards will begin to expire in 2024. At May 31, 2018, the Company also had federal and state research and development tax credit carryforwards of $2,157,000 and $5,428,000, respectively. The federal credit carryforward will begin to expire in 2019, and the California credit will carryforward indefinitely. These carryforwards may be subject to certain limitations on annual utilization in case of a change in ownership, as defined by tax law. The Company also has alternative minimum tax credit carryforwards of $34,000 for state purposes. The credits may be used to offset regular tax and do not expire.

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

    Foreign net operating loss carryforwards of $457,000 are available to reduce future foreign taxable income. The foreign net operating losses will expire starting fiscal year 2019.

    The Company maintains liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available. The aggregate changes in the balance of gross unrecognized tax benefits are as follows (in thousands):

Beginning balance as of May 31, 2015	$919
Decreases related to prior year tax positions	(124)
Decreases related to lapse of statute of limitations	(6)

Balance at May 31, 2016	$789

Decreases related to prior year tax positions	--
Decreases related to lapse of statute of limitations	--

Balance at May 31, 2017	$789

Increases related to prior year tax positions	889
Increases related to current year tax positions	107

Balance at May 31, 2018	$1,785

    The ending balance of $1,785,000 of unrecognized tax benefits as of May 31, 2018, if recognized, would not impact the effective tax rate.

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

    In addition, the reduction of U.S. federal corporate tax rate reduces the corporate tax rate to 21%, effective January 1, 2018. Consequently, the Company has accounted for the reduction of $6.4 million of deferred tax assets with an offsetting adjustment to the valuation allowance.

    Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, California, Germany and Japan. Tax years 1996 – 2017 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers, research and development tax credits, or other tax attributes from those years.

8. LONG-TERM DEBT:

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

    The maximum amount of $2,000,000 drawn against the Credit Facility has been converted to Convertible Notes, and at May 31, 2018 there was no remaining balance available to be drawn on the Credit Facility.

    The Company’s obligations under the Purchase Agreement are secured by substantially all of the assets of the Company.

9. EQUITY:

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

10. STOCKHOLDERS’ EQUITY, COMPREHENSIVE INCOME AND STOCK-BASED COMPENSATION

ACCUMULATED OTHER COMPREHENSIVE INCOME:

    Changes in the components of AOCI, net of tax, were as follows (in thousands):

	Cumulative Translation Adjustments	Unrealized Loss on Investments, Net	Total

Balance at May 31, 2016	$2,237	$--	$2,237
Other comprehensive income (loss) before reclassification	12	--	12
Amounts reclassified out of AOCI	--	--	--
Other comprehensive income (loss), net of tax	12	--	12
Balance at May 31, 2017	$2,249	$--	$2,249
Other comprehensive income (loss) before reclassifications	43	--	43
Amounts reclassified out of AOCI	--	--	--
Other comprehensive income (loss), net of tax	43	--	43
Balance at May 31, 2018	$2,292	$--	$2,292

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

    The following table summarizes the stock-based compensation expense for the years ended May 31, 2018, 2017 and 2016 (in thousands, except per share data):

	Year Ended May 31,
	2018	2017	2016
Stock-based compensation in the form of stock options, RSUs, and ESPP purchase rights, included in:

Cost of sales	$148	$91	$87
Selling, general and administrative	592	714	723
Research and development	256	194	206

Net effect on net income (loss)	$996	$999	$1,016

Effect on net income (loss) per share:
Basic	$0.05	$0.06	$0.08
Diluted	$0.04	$0.06	$0.08

    As of May 31, 2018, 2017 and 2016, there were no stock-based compensation expenses capitalized as part of inventory.

   During fiscal 2018, 2017 and fiscal 2016, the Company recorded stock-based compensation related to stock options and restricted stock units of $706,000, $884,000 and $894,000, respectively.

    As of May 31, 2018, the total compensation expense related to unvested stock-based awards under the Company’s 2016 Equity Incentive Plan, but not yet recognized, was $976,000 which is net of estimated forfeitures of $2,000. This expense will be amortized on a straight-line basis over a weighted average period of approximately 2.5 years.

    During fiscal 2018, 2017 and fiscal 2016, the Company recorded stock-based compensation related to its ESPP of $290,000, $115,000 and $122,000, respectively. The increase in fiscal 2018 is primarily due to employees increasing their ESPP elections during the fiscal year.

    As of May 31, 2018, the total compensation expense related to purchase rights under the ESPP but not yet recognized was $306,000. This expense will be amortized on a straight-line basis over a weighted average period of approximately 1.3 years.

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

    Fair Value. The fair values of the Company’s stock options granted to employees in fiscal 2018, 2017 and 2016 were estimated using the following weighted average assumptions in the Black-Scholes option valuation method:

	Year Ended May 31,
	2018	2017	2016
Option plan shares
Expected term (in years)	4	4	4
Volatility	0.77	0.81	0.86
Risk-free interest rates	1.95%	1.02%	1.21%
Weighted-average grant date fair value	$2.07	$1.09	$1.31

    The fair value of our ESPP purchase rights for the fiscal 2018, 2017 and 2016 was estimated using the following weighted-average assumptions:

	Year End May 31,
	2018	2017	2016
Employee stock purchase plan shares
Expected term (in years)	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0
Volatility	0.56 – 0.81	0.79 – 1.08	0.64 – 0.74
Risk-free interest rates	1.92%–2.25%	0.48%–0.80%	0.40%–0.76%
Weighted-average grant date fair value	$1.01	$1.65	$0.80

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

    As of May 31, 2018, out of the 4,718,000 shares authorized for grant under the 2016 Equity Incentive Plan, 2,906,000 stock options and RSUs were outstanding. As of May 31, 2017, out of the 5,275,000 shares authorized for grant under the 2006 Equity Incentive Plan and 2016 Equity Incentive Plan, 3,105,000 stock options and RSUs were outstanding.

    The following tables summarize the Company’s stock option and RSU transactions during fiscal 2018, 2017 and 2016 (in thousands):

Available
Shares
Balances, May 31, 2015	845

Additional shares reserved	800
Options granted	(92)
RSUs granted	(35)
Options terminated	329

Balances, May 31, 2016	1,847

Additional shares reserved	2,238
Options granted	(368)
RSUs granted	(157)
Options terminated	55
Plan shares expired	(1,446)

Balances, May 31, 2017	2,169

Options granted	(338)
RSUs granted	(64)
RSUs cancelled	33
Options terminated	16
Plan shares expired	(4)

Balances, May 31, 2018	1,812

    The following table summarized the stock option transactions during fiscal 2018, 2017 and 2016 (in thousands, except per share data):

	Outstanding Options
		Weighted
	Number	Average	Aggregate
	of	Exercise	Intrinsic
	Shares	Price	Value
Balances, May 31, 2015	3,686	$1.66	$2,946

Options granted	92	$2.12
Options terminated	(329)	$1.93
Options exercised	(248)	$1.34

Balances, May 31, 2016	3,201	$1.66	$189

Options granted	368	$1.83
Options terminated	(55)	$1.42
Options exercised	(440)	$1.35

Balances, May 31, 2017	3,074	$1.73	$8,763

Options granted	338	$3.56
Options terminated	(16)	$2.72
Options exercised	(537)	$1.17

Balances, May 31, 2018	2,859	$2.04	$1,987

Options fully vested and expected to vest at May 31, 2018	2,825	$2.04	$1,976

    The options outstanding and exercisable at May 31, 2018 were in the following exercise price ranges (in thousands, except per share data):

	Options Outstanding			Options Exercisable
	at May 31, 2018			at May 31, 2018
Range of Exercise Prices	Number Outstanding Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.59-$0.97	299	0.77	$0.67	299	0.77	$0.67
$1.09-$1.36	557	1.64	$1.28	556	1.64	$1.28
$1.68-$2.06	483	4.23	$1.74	314	3.73	$1.78
$2.10-$2.81	1,257	3.68	$2.45	1,073	3.49	$2.47
$3.46-$3.93	263	6.16	$3.86	70	6.21	$3.77

$0.59-$3.93	2,859	3.30	$2.04	2,312	2.81	$1.89	$1,778

    The total intrinsic values of options exercised were $1,058,000, $810,000 and $185,000 during fiscal 2018, 2017 and 2016, respectively. The weighted average contractual life of the options exercisable and expected to be exercisable at May 31, 2018 was 3.29 years.

    Options to purchase 2,312,000, 2,422,000 and 2,390,000 shares were exercisable at May 31, 2018, 2017 and 2016, respectively. These exercisable options had weighted average exercise prices of $1.89, $1.63 and $1.49 as of May 31, 2018, 2017 and 2016, respectively.

During the fiscal year ended May 31, 2018, RSUs for 64,000 shares were granted to employees. The market value on the date of the grant of these RSUs was $3.93 per share. During the year ended May 31, 2018, 16,000 RSUs became fully vested and 33,000 RSUs were cancelled. 47,000 RSUs were unvested at May 31, 2018. The intrinsic value of the unvested RSUs at May 31, 2018 was $122,000. During the fiscal year ended May 31, 2017, RSUs for 74,000 shares were granted to employees. The market value on the date of the grant of these RSUs was $1.68 per share. 42,000 RSUs became fully vested during the year ended May 31, 2017, and 32,000 RSUs were unvested at May 31, 2017. The intrinsic value of the unvested RSUs at May 31, 2017 was $145,000. During the fiscal year ended May 31, 2016, RSUs were granted to an employee for 35,000 shares. The market value on the date of the grant of these RSUs was $2.16 per share. The RSUs were performance-based, immediately vested upon attainment of goals established, and had a term of one year. The 35,000 RSUs were outstanding and fully vested at May 31, 2016. The intrinsic value of the outstanding RSUs at May 31, 2016 was $35,000.

    There were no RSUs granted to members of the Board of Directors during fiscal 2018. During the fiscal year ended May 31, 2017, RSUs for 83,000 shares were granted to members of the Company’s Board of Directors. The weighted average market value on the date of the grant of these RSUs was $1.86 per share. All of these RSUs were fully vested at May 31, 2017. There were no RSUs granted to members of the Board of Directors during fiscal 2016.

EMPLOYEE STOCK PURCHASE PLAN:

    In October 2006, the Company’s shareholders approved the 2006 Employee Stock Purchase Plan. In October 2016, the Company’s Amended and Restated 2006 Employee Stock Purchase Plan, or Purchase Plan, was approved by the Company’s shareholders. The Purchase Plan extended the term of the 2006 Employee Stock Purchase Plan indefinitely. A total of 532,000 shares of the Company’s common stock were reserved for issuance under the Purchase Plan. See the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 14, 2016 for further information regarding the Purchase Plan. The Purchase Plan has consecutive, overlapping, twenty-four month offering periods. Each twenty-four month offering period includes four six month purchase periods. The offering periods generally begin on the first trading day on or after April 1 and October 1 each year. All employees who work a minimum of 20 hours per week and are customarily employed by the Company (or an affiliate thereof) for at least five months per calendar year are eligible to participate. Under the Purchase Plan, shares are purchased through employee payroll deductions at exercise prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of an offering period or the last day of the purchase period. If a participant’s rights to purchase stock under all employee stock purchase plans of the Company accrue at a rate which exceeds $25,000 worth of stock for a calendar year, such participant may not be granted an option to purchase stock under the Purchase Plan. The maximum number of shares a participant may purchase during a single purchase period is 3,000 shares. During the fiscal years ended May 31, 2018, 2017 and 2016, ESPP purchase rights of 359,000, 1,000, and 304,000 shares, respectively, were granted. For the years ended May 31, 2018, 2017 and 2016, approximately 237,000, 151,000 and

86,000 shares of common stock, respectively, were issued under the plans. As of May 31, 2018, 1,355,000 shares have been issued under the ESPP, and there were 145,000 ESPP shares available for issuance.

11. EMPLOYEE BENEFIT PLANS:

EMPLOYEE STOCK OWNERSHIP PLAN:

    The Company has a non-contributory, trusteed employee stock ownership plan for full-time employees who have completed three consecutive months of service and for part-time employees who have completed one year of service and have attained an age of 21. The Company can contribute either shares of the Company’s stock or cash to the plan. The contribution is determined annually by the Company and cannot exceed 15% of the annual aggregate salaries of those employees eligible for participation in the plan. On May 31, 2007, the Company converted the Aehr Test Systems Employee Stock Bonus Plan into the Aehr Test Systems Employee Stock Ownership Plan (the “Plan”). The stock bonus plan was converted to an employee stock ownership plan (“ESOP”) to enable the Plan to better comply with changes in the law regarding Company stock. Individuals’ account balances vest at a rate of 20% per year commencing upon completion of two years of service. Non-vested balances, which are forfeited following termination of employment, are allocated to the remaining employees in the Plan. Under the Plan provisions, each employee who reaches age fifty-five (55) and has been a participant in the Plan for ten years will be offered an election each year to direct the transfer of up to 25% of his/her ESOP account to the employee self-directed account in the Savings and Retirement Plan. For anyone who met the above prerequisites, the first election to diversify holdings was offered after May 31, 2008. In the sixth year, employees will be able to diversify up to 50% of their ESOP accounts. Contributions of $60,000 per year were authorized for the plan during fiscal 2018, 2017 and 2016. The contribution amounts are recorded as compensation expense, in the period authorized and included in accrued expenses, in the period authorized. Contributions of 13,000 shares were made to the ESOP during fiscal 2018 for fiscal 2017. Contributions of 59,000 shares were made to the ESOP during fiscal 2017 for fiscal 2016. Contributions of 25,000 shares were made to the ESOP during fiscal 2016 for fiscal 2015. The contribution for fiscal 2018 will be made in fiscal 2019. Shares held in the ESOP are included in the EPS calculation.

401(K) PLAN:

    The Company maintains a defined contribution savings plan (the “401(k) Plan”) to provide retirement income to all qualified employees of the Company. The 401(k) Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan is funded by voluntary pre-tax contributions from employees. Contributions are invested, as directed by the participant, in investment funds available under the 401(k) Plan. The Company is not required to make, and did not make, any contributions to the 401(k) Plan during fiscal 2018, 2017 and 2016.

12. OTHER EXPENSE, NET:

    Other expense, net comprises the following (in thousands):

	Year Ended May 31,
	2018	2017	2016
Foreign exchange (loss) gain	$(63)	$(21)	$(19)
Other income, net	2	--	3
	$(61)	$(21)	$(16)

13. PRODUCT WARRANTIES:

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

    Following is a summary of changes in the Company’s liability for product warranties during the fiscal years ended May 31, 2018 and 2017 (in thousands):

	May 31,
	2018	2017

Balance at the beginning of the year	$113	$155
Accruals for warranties issued during the year	329	123
Accruals and adjustments (change in estimates) related to pre-existing warranties during the year	--	(54)
Consumption of reserves	(307)	(111)

Balance at the end of the year	$135	$113

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

    The following presents information about the Company’s operations in different geographic areas. Net sales are based upon ship-to location (in thousands):

	United
	States	Asia	Europe	Total
2018:
Net sales	$8,446	$19,973	$1,136	$29,555
Property and equipment, net	1,156	40	7	1,203

2017:
Net sales	$7,762	$10,439	$697	$18,898
Property and equipment, net	1,364	40	15	1,419

2016:
Net sales	$2,957	$10,228	$1,316	$14,501
Property and equipment, net	1,151	39	14	1,204

    The Company’s Japanese and German subsidiaries primarily comprise the foreign operations. Substantially all of the sales of the subsidiaries are made to unaffiliated Japanese or European customers. Net sales from outside the United States include those of Aehr Test Systems Japan K.K. and Aehr Test Systems GmbH.

15. RELATED PARTY TRANSACTIONS:

    Mario M. Rosati, one of the Company’s directors, is also a member of Wilson Sonsini Goodrich & Rosati, Professional Corporation, which has served as the Company’s outside corporate counsel and has received compensation at normal commercial rates for these services. The amounts of transactions during fiscal years ended May 31, 2018, 2017 and 2016 were $64,000, $440,000, and $90,000, respectively. At May 31, 2018 and 2017, the Company had $5,000 and $188,000, respectively, payable to Wilson Sonsini Goodrich & Rosati.

16. COMMITMENTS AND CONTINGENCIES:

COMMITMENTS

    The Company leases most of its manufacturing and office space under operating leases. The Company entered into non-cancelable operating lease agreements for its United States manufacturing and office facilities and maintains equipment under non-cancelable operating leases in Germany. The Company’s principal administrative and production facilities are located in Fremont, California, in a 51,289 square foot building. The Company’s lease was renewed in February 2018 and expires in July 2023. The Company’s facility in Japan is located in a 418 square foot office in Tokyo under a cancellable lease which expires in June 2019. The Company also maintains a 1,585 square foot warehouse in Yamanashi under a lease which expires in November 2019. The Company leases a 492 square foot sales and support office in Utting, Germany. The lease, which began February 1, 1992 and expires on January 31, 2020, contains an automatic twelve months renewal, at rates to be determined, if no notice is given prior to six months from expiry. Under the lease agreements, the Company is responsible for payments of utilities, taxes and insurance.

    Minimum annual rentals payments under non-cancellable operating leases in each of the next five fiscal years and thereafter are as follows (in thousands):

Years Ending May 31,
2019	$664
2020	754
2021	750
2022	772
2023	795
Thereafter	133
Total	$3,868

    Rental expense for the years ended May 31, 2018, 2017 and 2016 was $587,000, $509,000 and $499,000, respectively.

    At May 31, 2018 and 2017, the Company had a $80,000 and $50,000, respectively, certificate of deposit held by a financial institution representing a security deposit for its United States manufacturing and office space lease. This amount is included in other assets on the consolidated balance sheets.

PURCHASE OBLIGATIONS

    The Company has purchase obligations to certain suppliers. In some cases the products the Company purchases are unique and have provisions against cancellation of the order. At May 31, 2018, the Company had $2,488,000 of purchase obligations which are due within the following 12 months. This amount does not include contractual obligations recorded on the consolidated balance sheets as liabilities.

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

17. SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

    The following tables (presented in thousands, except per share data) sets forth selected unaudited condensed consolidated statements of operations data for each of the four quarters of the fiscal years ended May 31, 2018 and 2017. The unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in the Company’s opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair statement of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period and should be read in conjunction with the audited consolidated financial statements of the Company’s and the notes thereto included elsewhere herein.

	Three Months Ended
	Aug. 31,	Nov. 30,	Feb. 28,	May 31,
	2017	2017	2018	2018
Net sales	$6,970	$7,923	$7,393	$7,269
Gross profit	$2,918	$3,131	$3,176	$3,161
Net income	$10	$60	$267	$191
Net income per share basic and diluted	$0.00	$0.00	$0.01	$0.01

	Three Months Ended
	Aug. 31,	Nov. 30,	Feb. 28,	May 31,
	2016	2016	2017	2017
Net sales	$5,318	$4,216	$2,681	$6,683
Gross profit	$2,206	$1,463	$503	$2,608
Net loss	$(755)	$(1,452)	$(2,651)	$(795)
Net loss per share basic and diluted	$(0.06)	$(0.09)	$(0.16)	$(0.04)

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

            Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control – Integrated Framework” (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of May 31, 2018. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

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

Item 9B. Other Information

    None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

    The information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2018 Annual Meeting of Shareholders.

Item 11. Executive Compensation

    The information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2018 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    The information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2018 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

    The information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2018 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

    The information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2018 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Report:

      1. Financial Statements

        See Index under Item 8.

      2. Financial Statement Schedule

               See Index under Item 8.

      3. Exhibits

               See Item 15(b) below.

(b) Exhibits

    The following exhibits are filed as part of or incorporated by reference into this Report:

Exhibit No.	Description
3.1(1)	Restated Articles of Incorporation of Registrant.
3.2(2)	Amended and Restated Bylaws of Registrant.
4.1(3)	Form of Common Stock certificate.
4.2(4)	Convertible Note Purchase and Credit Facility Agreement, dated April 10, 2015, by and among Aehr Test Systems, QVT Fund LP and Quintessence Fund L.P.
4.3(5)	Amendment to Convertible Note Purchase and Credit Facility Agreement and 9.0% Notes, dated August 22, 2016, by and among Aehr Test Systems, QVT Fund LP and Quintessence Fund L.P.
4.4	Form of 9.0% Convertible Secured Note due 2017 (included in Exhibit 4.2)
4.5	Form of 5.0% Secured Revolving Credit Note (included in Exhibit 4.2)
4.6(6)	Registration Rights Agreement, dated April 10, 2015, by and among Aehr Test Systems, QVT Fund LP and Quintessence Fund L.P.
4.7(7)	Registration Rights Agreement by and among the Company and the Investors (as defined therein), dated as of September 22, 2016.
10.1(8)	2006 Equity Incentive Plan.*
10.2(9)	Amended and Restated 2006 Employee Stock Purchase Plan.*
10.3(10)	2016 Equity Incentive Plan.*
10.4(11)	Form of Indemnification Agreement entered into between Registrant and its directors and executive officers.*
10.5(12)	Form of Change of Control Agreement.*
10.6(13)	Lease dated August 3, 1999 for facilities located at Building C, 400 Kato Terrace, Fremont, California.
10.6.1(14)	First Amendment dated May 06, 2008 for facilities located at 400 Kato Terrace, Fremont, California.
10.6.2(15)	Second Amendment dated November 7, 2014 for facilities located at 400 Kato Terrace, Fremont, California.
10.6.3(16)	Third Amendment dated February 27, 2018 for facilities located at 400 Kato Terrace, Fremont, California.
10.10(17)	Offer Letter dated January 3, 2012, between the Company and Gayn Erickson.*
10.11(18)	Offer Letter dated March 5, 2013, between the Company and Rhea Posedel.*
10.12(19)	Change of Control Severance Agreement dated January 3, 2012, between the Company and Gayn Erickson.*
10.13(20)	Amended and Restated Change of Control Severance Agreement dated March 5, 2013, between the Company and Rhea J. Posedel.*
10.14(21)	Security Agreement, dated April 10, 2015, by and among Aehr Test Systems, QVT Fund LP and Quintessence Fund L.P.
10.15(22)	Form of 2006 Equity Incentive Plan Stock Option Award Agreement.*
10.16(23)	Form of 2006 Equity Incentive Plan Restricted Stock Unit Award.*
10.17(24)	Form of 2016 Equity Incentive Plan Stock Option Award Agreement.*
10.18(25)	Form of 2016 Equity Incentive Plan Restricted Stock Unit Award.*
10.19(26)	Purchase Agreement by and among the Company and the Investors (as defined therein), dated as of September 22, 2016.
10.20(27)	Underwriting Agreement dated April 13, 2017, between the Company and Craig-Hallum Capital Group LLLC
21.1	Subsidiaries of the Company.
23.1	Consent of BPM LLP - Independent Registered Public Accounting Firm (filed herewith).
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31.1	Certification Statement of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification Statement of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(4) Incorporated by reference to Exhibit 4.1 previously filed with the Company’s Current Report on Form 8-K filed April 14, 2015 (File No. 000-22893).

(5) Incorporated by reference to Exhibit 10.1 previously filed with the Company’s Current Report on Form 8-K filed August 22, 2016 (File No. 000-22893).

(6) Incorporated by reference to Exhibit 4.4 previously filed with the Company’s Current Report on Form 8-K filed April 14, 2015 (File No. 000-22893).

(7) Incorporated by reference to Exhibit 10.2 previously filed with the Company’s Current Report on Form 8-K filed September 28, 2016 (File No. 000-22893).

(8) Incorporated by reference to Exhibit 4.1 previously filed with the Company’s Registration Statement on Form S-8 filed October 27, 2006 (File No. 333-138249).

(9) Incorporated by reference to Exhibit 4.2 previously filed with the Company’s Registration Statement on Form S-8 filed November 14, 2016 (File No. 333-214589).

(10) Incorporated by reference to Exhibit 4.1 previously filed with the Company’s Registration Statement on Form S-8 filed November 14, 2016 (File No. 333-214589).

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

(16) Incorporated by reference to Exhibit 10.1 previously filed with the Company’s Current Report on Form 8-K filed March 2, 2018 (File No. 000-22893).

(17) Incorporated by reference to Exhibit No. 10.1 previously filed with the Company's Current Report on Form 8-K filed January 9, 2012 (File No. 000-22893).

(18) Incorporated by reference to Exhibit No. 10.1 previously filed with the Company's Current Report on Form 8-K filed March 8, 2013 (File No. 000-22893).

(19) Incorporated by reference to Exhibit No. 10.3 previously filed with the Company's Current Report on Form 8-K filed January 9, 2012 (File No. 000-22893).

(20) Incorporated by reference to Exhibit No. 10.2 previously filed with the Company's Current Report on Form 8-K filed March 8, 2013 (File No. 000-22893).

(21) Incorporated by reference to Exhibit 10.1 previously filed with the Company’s Current Report on Form 8-K filed April 14, 2015 (File No. 000-22893).

(22) Incorporated by reference to Exhibit 10.17 previously filed with the Company’s Annual Report on Form 10-K filed August 29, 2016 (File No. 000-22893).

(23) Incorporated by reference to Exhibit 10.18 previously filed with the Company’s Annual Report on Form 10-K filed August 29, 2016 (File No. 000-22893).

(24) Incorporated by reference to Exhibit 10.19 previously filed with the Company’s Annual Report on Form 10-K filed August 29, 2017 (File No. 000-22893).

(25) Incorporated by reference to Exhibit 10.20 previously filed with the Company’s Annual Report on Form 10-K filed August 29, 2017 (File No. 000-22893).

(26) Incorporated by reference to Exhibit 10.1 previously filed with the Company’s Current Report on Form 8-K filed September 28, 2016 (File No. 000-22893).

(27) Incorporated by reference to Exhibit 1.1 previously filed with the Company’s Current Report on Form 8-K filed April 19, 2017 (File No. 000-22893).

* Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

AEHR TEST SYSTEMS

Dated: August 28, 2018	By:	/s/ GAYN ERICKSON
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

Signature	Title	Date

President, Chief Executive Officer, and Director
/s/ GAYN ERICKSON	(Principal Executive Officer)	August 28, 2018
Gayn Erickson
Vice President of Finance and Chief Financial Officer
/s/ KENNETH B. SPINK	(Principal Financial and Accounting Officer)	August 28, 2018
Kenneth B. Spink

/s/ RHEA J. POSEDEL	Chairman	August 28, 2018
Rhea J. Posedel

/s/ WILLIAM W. R. ELDER	Director	August 28, 2018
William W. R. Elder

/s/ MARIO M. ROSATI	Director	August 28, 2018
Mario M. Rosati

/s/ JOHN M. SCHNEIDER	Director	August 28, 2018
John M. Schneider

/s/ HOWARD T. SLAYEN	Director	August 28, 2018
Howard T. Slayen