Form 10-Q
period 2018-08-31
AEHR TEST SYSTEMS
filed 2018-10-12
CIK 1040470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 2018

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

Yes ☒        No ☐

     Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒        No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

     If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐        No ☒

     Number of shares of the registrant’s common stock, $0.01 par value, outstanding as of September 28, 2018 was 22,253,698.

AEHR TEST SYSTEMS

FORM 10-Q

FOR THE QUARTER ENDED AUGUST 31, 2018

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	August 31,	May 31,
	2018	2018
		(1)
ASSETS
Current assets:
Cash and cash equivalents	$15,864	$16,848
Accounts receivable, net	2,272	2,856
Inventories	9,585	9,049
Prepaid expenses and other current assets	727	703

Total current assets	28,448	29,456

Property and equipment, net	1,174	1,203
Other assets	266	296

Total assets	$29,888	$30,955

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,317	$1,762
Accrued expenses	1,498	1,646
Customer deposits and deferred revenue, short-term	2,339	1,630
Current portion of long-term debt	6,110	6,110

Total current liabilities	11,264	11,148

Deferred rent	145	63
Deferred revenue, long-term	359	459

Total liabilities	11,768	11,670

Aehr Test Systems shareholders' equity:
Common stock, $0.01 par value: Authorized: 75,000; Issued and outstanding: 22,245 shares and 22,143 shares at August 31, 2018 and May 31, 2018, respectively	222	221
Additional paid-in capital	83,405	83,041
Accumulated other comprehensive income	2,276	2,292
Accumulated deficit	(67,764)	(66,249)

Total Aehr Test Systems shareholders' equity	18,139	19,305
Noncontrolling interest	(19)	(20)

Total shareholders' equity	18,120	19,285

Total liabilities and shareholders' equity	$29,888	$30,955

(1)
The condensed consolidated balance sheet at May 31, 2018 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these
condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	August 31,
	2018	2017

Net sales	$4,740	$6,970
Cost of sales	3,187	4,052
Gross profit	1,553	2,918

Operating expenses:
Selling, general and administrative	1,879	1,791
Research and development	1,116	955
Total operating expenses	2,995	2,746

(Loss) income from operations	(1,442)	172

Interest expense, net	(78)	(107)
Other income (expense), net	9	(60)

(Loss) income before income tax (expense) benefit	(1,511)	5

Income tax (expense) benefit	(4)	5

Net (loss) income	(1,515)	10
Less: Net income attributable to the noncontrolling interest	--	--

Net (loss) income attributable to Aehr Test Systems common shareholders	$(1,515)	$10

Net (loss) income per share
Basic	$(0.07)	$0.00
Diluted	$(0.07)	$0.00

Shares used in per share calculations:
Basic	22,190	21,417
Diluted	22,190	22,991

The accompanying notes are an integral part of these
condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, unaudited)

	Three Months Ended
	August 31,
	2018	2017

Net (loss) income	$(1,515)	$10
Other comprehensive (loss) income, net of tax: Net change in cumulative translation adjustments	(15)	59

Total comprehensive (loss) income	(1,530)	69
Less: Comprehensive income attributable to the noncontrolling interest	1	--

Comprehensive (loss) income, attributable to Aehr Test Systems common shareholders	$(1,531)	$69

The accompanying notes are an integral part of these
condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	August 31,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(1,515)	$10
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation expense	256	216
Provision for doubtful accounts	--	31
Depreciation and amortization	111	89
Changes in operating assets and liabilities:
Accounts receivable	563	(1,260)
Inventories	(536)	(2,044)
Prepaid expenses and other current assets	4	(1,089)
Accounts payable	(398)	651
Accrued expenses	(151)	(21)
Customer deposits and deferred revenue	609	(440)
Deferred rent	82	--
Income taxes payable	4	(20)
Net cash used in operating activities	(971)	(3,877)

Cash flows from investing activities:
Purchases of property and equipment	(84)	(184)
Net cash used in investing activities	(84)	(184)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee plans, net of taxes paid related to share settlement of equity awards	109	234
Net cash provided by financing activities	109	234

Effect of exchange rates on cash and cash equivalents	(38)	17

Net decrease in cash and cash equivalents	(984)	(3,810)

Cash and cash equivalents, beginning of period	16,848	17,803

Cash and cash equivalents, end of period	$15,864	$13,993

Supplemental disclosure of non-cash flow information:
Transfers of property and equipment to inventories	$--	$372

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

    In the opinion of management, the unaudited condensed consolidated financial statements for the interim periods presented have been prepared on a basis consistent with the May 31, 2018 audited consolidated financial statements and reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated financial position and results of operations as of and for such periods indicated. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2018. Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

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

    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2018. There have been no significant changes in our significant accounting policies during the three months ended August 31, 2018 except for revenue recognition.

    REVENUE RECOGNITION. Revenue consists primarily of the sale of the following products and services: systems, WaferPaks, DiePaks, upgrade services, spare parts, application support, service contracts and extended warranty contracts. Revenue is recognized upon transferring control of products and performing services, and the amounts recognized reflect the consideration we expect to be entitled to receive in exchange for these products and services. We sell our products and services directly to customers and through distributors.

    A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. In contracts with multiple performance obligations, we identify each performance obligation and evaluate whether the performance obligation is distinct within the context of the contract at contract inception. A good or service that is not distinct is combined with other promised goods or services until the Company identifies a bundle of goods or services that is distinct.

    Our products may be customized to our customers’ specifications, however, control of our product is typically transferred to the customer at the point in time the product is either shipped or delivered, depending on the terms of the arrangement, as the criteria for over time recognition is not met. In limited circumstances, substantive acceptance by the customer exists which results in the deferral of revenue until acceptance is formally received from the customer. Judgment may be required in determining if the acceptance clause is substantive.

    Upgrade services are a distinct performance obligation apart from the systems and recognized in the period they are performed. Service contracts, which include repair and maintenance service contracts and extended warranty contracts, are also distinct performance obligations and recognized as our performance obligations are satisfied. This is typically the contractual service period, which ranges from one to three years. For these service contracts recognized over time, we use an input measure, days elapsed, to measure progress.

    A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. In determining the transaction price, we evaluate whether the price is subject to refund or adjustment to determine the net consideration to which we expect to be entitled. We generally do not grant return privileges, except for defective products during the warranty period. Sales discounts that we may make available to these customers are considered to be a form of variable consideration, which is estimated in determining the contract’s transaction price to be allocated to the performance obligations. We have elected the practical expedient under Accounting Standards Codification (“ASC”) 606-10-32-18 to not assess whether a contract has a significant financing component as our standard payment terms are less than one year.

    For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation based on its relative standalone selling price. The stand-alone selling prices are determined based on the prices at which we separately sell these products. For items that are not sold separately, we estimate the stand-alone selling prices using our best estimate of selling price.

    Transaction price allocated to the remaining performance obligations. On August 31, 2018, we had $685,000 of remaining performance obligations, which were comprised of deferred service contracts and extended warranty contracts not yet delivered. We expect to recognize approximately 34% of our remaining performance obligations as revenue in fiscal 2019, and an additional 66% in fiscal 2020 and thereafter. The foregoing excludes the value of other remaining performance obligations as they have original durations of one year or less, and also excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

    Contract Assets and Liabilities. The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable is recorded at the invoiced amount, net of an allowance for doubtful accounts. A receivable is recognized in the period we deliver goods or provide services or when our right to consideration is unconditional. The Company usually does not record contract assets because the Company has an unconditional right to payment upon satisfaction of the performance obligation, and therefore, a receivable is more commonly recorded than a contract asset.

    Contract liabilities include payments received in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities are reported on the Condensed Consolidated Balance Sheets at the end of each reporting period as a component of deferred revenue. Contract liabilities as of August 31, 2018 and May 31, 2018 were $2,698,000 and $2,089,000, respectively. During the three months ended August 31, 2018, we recognized $602,000 of revenues that was included in contract liabilities as of May 31, 2018.

    Costs to obtain or fulfill a contract. The Company generally expenses sales commissions when incurred as a component of Selling, general and administrative expense as the amortization period is typically less than one year. Additionally, the majority of the Company’s cost of fulfillment as a manufacturer of products is classified as inventory and fixed assets, which are accounted for under the respective guidance for those asset types. Other costs of contract fulfillment are immaterial due to the nature of our products and their respective manufacturing process.

    Amount collected from customers. Sales tax collected from customers is not included in net sales but rather recorded as a liability due to the respective taxing authorities.

    RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted

    Revenue Recognition
    In May 2014, the FASB issued ASC Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which has been subsequently updated. The core principle of the standard is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new standard defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each distinct performance obligation. The standard permits the use of either the retrospective or modified retrospective transition methods. It also requires expanded disclosures including the nature, amount, timing, and uncertainty of revenues and cash flows related to contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.

    We adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers and all related amendments (collectively “ASC 606”), on June 1, 2018, the first day of fiscal 2019, using the modified retrospective method. We applied ASC 606 to all contracts not completed as of the date of adoption in order to determine any adjustment to the opening balance of retained earnings. Under the modified retrospective adoption method, the comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods, ASC 605, "Revenue Recognition", which is also referred to herein as "legacy GAAP."

    The adoption of ASC 606 did not have a material impact on our consolidated financial statements as of June 1, 2018. No adjustment was recorded to accumulated deficit as of the adoption date and reported revenue would not have been different under legacy GAAP. Additionally, we do not expect the adoption of the revenue standard to have a material impact to our net income on an ongoing basis.

    Classification of Certain Cash Receipts and Cash Payments
    In August 2016, the FASB issued authoritative guidance related to the classification of certain cash receipts and cash payments on the statement of cash flows. The Company adopted this new standard in fiscal year 2019. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

    Intra-Entity Asset Transfers
    In October 2016, the FASB issued an accounting standard update that requires recognition of the income tax consequences of intra-entity transfers of assets (other than inventory) at the transaction date. The Company adopted this new standard in fiscal year 2019. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

    Restricted Cash
    In November 2016, the FASB issued authoritative guidance related to statements of cash flows. This guidance clarifies that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of period total amounts shown on the statement of cash flows. The Company adopted this new standard in fiscal year 2019. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

    Income Taxes
    On December 22, 2017, the US government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the US tax code including but not limited to (1) reducing the US federal corporate tax rate from 34% to 21%; (2) requiring companies to pay a one-time transition tax on certain repatriated earnings of foreign subsidiaries; (3) generally eliminating US federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in US federal income of certain earnings of controlled foreign corporations; (5) creating a new limitation on deductible interest expense; (6) changing rules related to the uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017, and (7) repeals the corporate alternative minimum tax regime, or AMT, effective December 31, 2017 and permits existing minimum tax credits to offset the regular tax liability for any tax year. Consequently, we have accounted for the reduction of $6.4 million of deferred tax assets with an offsetting adjustment to the valuation allowance for the fiscal year ended 2018, and recorded a benefit of $90,000 for our Federal refundable AMT credit.

    On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance on accounting for the tax effects of the Tax act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. There are also certain transitional impacts of the Tax Act. As part of the transition to the new territorial tax system, the Tax Act imposes a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries. These transitional impacts have no impact to the company for the year fiscal year ended 2018. The one-time transition tax is based on post-1986 earnings and profits that were previously deferred from US income tax. While we have not yet finalized our calculation of the total post-1986 earnings and profits, for our foreign corporations or the impact of foreign tax credits, we have prepared a reasonable estimate and calculated the provision amount. The Company is evaluating the calculation of the transition tax. The accounting for this item is incomplete and may change as our interpretation of the provisions of the Act evolve, additional information becomes available or interpretive guidance is issued by the U.S. Treasury. The final determination will be completed no later than one year from the enactment date. Based on the current year and carryover losses and the valuation allowance the Company would not expect an impact to the financial statements as a result of the completion of the analysis.

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

2. EARNINGS PER SHARE

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

    The following table presents the computation of basic and diluted net (loss) income per share attributable to Aehr Test Systems common shareholders (in thousands, except per share data):

	Three Months Ended
	August 31,
	2018	2017

Numerator: Net (loss) income	$(1,515)	$10

Denominator for basic net (loss) income per share:
Weighted average shares outstanding	22,190	21,417

Shares used in basic net (loss) income per share calculation	22,190	21,417
Effect of dilutive securities	--	1,574

Denominator for diluted net (loss) income per share	22,190	22,991

Basic net (loss) income per share	$(0.07)	$0.00
Diluted net (loss) income per share	$(0.07)	$0.00

    For the purpose of computing diluted earnings per share, the weighted average number of potential common shares does not include stock options with an exercise price greater than the average fair value of the Company’s common stock for the period, as the effect would be anti-dilutive. In the three months ended August 31, 2018, potential common shares have not been included in the calculation of diluted net loss per share as the effect would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for this period are the same. Stock options to purchase 3,189,000 shares of common stock, RSUs for 43,000 shares and ESPP rights to purchase 359,000 ESPP shares were outstanding as of August 31, 2018 but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive. Stock options to purchase 140,000 shares of common stock were outstanding as of August 31, 2017, but were not included in the computation of diluted net income per share, because the inclusion of such shares would be anti-dilutive. The 2,657,000 shares convertible under the convertible notes outstanding on August 31, 2018 and 2017 were not included in the computation of diluted net (loss) income per share, because the inclusion of such shares would be anti-dilutive.

3. CASH, CASH EQUIVALENTS AND INVESTMENTS

    The following table summarizes the Company’s cash, cash equivalents and investments by security type at August 31, 2018 (in thousands):

	Cost	Gross Unrealized Loss	Estimated Fair Value

Cash	$2,587	$--	$2,587
Cash equivalents:
Money market funds	13,277	--	13,277
U.S. Treasury securities	--	--	--
Total Cash equivalents	13,277	--	13,277
Total Cash and Cash equivalents	$15,864	$--	$15,864
Long-term investments:
Certificate of deposit	$80	$--	$80
Total Cash, Cash equivalents and Investments	$15,944	$--	$15,944

    Long-term investments are included in other assets on the accompanying condensed consolidated balance sheet at August 31, 2018.

    The following table summarizes the Company’s cash, cash equivalents and investments by security type at May 31, 2018 (in thousands):

	Cost	Gross Unrealized Loss	Estimated Fair Value

Cash	$3,132	$--	$3,132
Cash equivalents:
Money market funds	7,733	--	7,733
U.S. Treasury securities	5,983	--	5,983
Total Cash equivalents	13,716	--	13,716
Total Cash and Cash equivalents	$16,848	$--	$16,848
Long-term investments:
Certificate of deposit	$80	$--	$80
Total Cash, Cash equivalents and Investments	$16,928	$--	$16,928

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

Level 2 - instrument valuations are obtained from readily-available pricing sources for comparable instruments.

Level 3 - instrument valuations are obtained without observable market values and require a high level of judgment to determine the fair value.

    The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of August 31, 2018 (in thousands):

	Balance as of August 31, 2018	Level 1	Level 2	Level 3
Money market funds	$13,277	$13,277	$--	$--
Certificate of deposit	80	--	80	--
Assets	$13,357	$13,277	$80	$--

    The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of May 31, 2018 (in thousands):

	Balance as of May 31, 2018	Level 1	Level 2	Level 3
Money market funds	$7,733	$7,733	$--	$--
U.S. Treasury securities	5,983	5,983	--	--
Certificate of deposit	80	--	80	--
Assets	$13,796	$13,716	$80	$--

    The U.S. Treasury Securities have maturities of three months.

    There were no financial liabilities measured at fair value as of August 31, 2018 and May 31, 2018.

    There were no transfers between Level 1 and Level 2 fair value measurements during the three months ended August 31, 2018.

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

5. ACCOUNTS RECEIVABLE, NET

    Accounts receivable represent customer trade receivables and is presented net of allowance for doubtful accounts of $0 at August 31, 2018 and $4,000 at May 31, 2018. Accounts receivable are derived from the sale of products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies. The Company’s allowance for doubtful accounts is based upon historical experience and review of trade receivables by aging category to identify specific customers with known disputes or collection issues. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received.

6. INVENTORIES

    Inventories are comprised of the following (in thousands):
	August 31,	May 31,
	2018	2018
Raw materials and sub-assemblies	$6,103	$5,747
Work in process	3,248	3,068
Finished goods	234	234
	$9,585	$9,049

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

    The following is a summary of changes in the Company's liability for product warranties during the three months ended August 31, 2018 and 2017 (in thousands):

	Three Months Ended
	August 31,
	2018	2017

Balance at the beginning of the period	$135	$113

Accruals for warranties issued during the period	75	94
Consumption of reserves	(50)	(88)

Balance at the end of the period	$160	$119

    The accrued warranty balance is included in accrued expenses on the accompanying condensed consolidated balance sheets.

8. CUSTOMER DEPOSITS AND DEFERRED REVENUE, SHORT-TERM

    Customer deposits and deferred revenue, short-term (in thousands):

	August 31,	May 31,
	2018	2018
Customer deposits	$2,014	$1,340
Deferred revenue	325	290
	$2,339	$1,630

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

    The new law effective December 31, 2017 repeals the corporate alternative minimum tax, or AMT, regime and permits existing minimum tax credits to offset the regular tax liability for any tax year. Further, the credit is refundable for any tax year beginning after December 31, 2017 and before December 31, 2020 in an amount equal to 50% of the excess of the minimum tax credit over the allowable credit for the year against the regular tax liability. Any unused minimum tax credit carryforward is refundable in the following year. As result, the company recorded a benefit of $90,000 in the third quarter of fiscal 2018 for its Federal refundable AMT credit.

    In addition, the reduction of the U.S. federal corporate tax rate reduces the corporate tax rate to 21%, effective January 1, 2018. Consequently, the Company has accounted for the reduction of $6.4 million of deferred tax assets with an offsetting adjustment to the valuation allowance.

    Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, California, Germany and Japan. Tax years 1996 – 2017 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers, research and development tax credits, or other tax attributes from those years.

10. LONG-TERM DEBT

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

    The maximum amount of $2,000,000 drawn against the Credit Facility has been converted to Convertible Notes, and at August 31, 2018 there was no remaining balance available to be drawn on the Credit Facility.

    The Company’s obligations under the Purchase Agreement are secured by substantially all of the assets of the Company.

11. STOCKHOLDERS’ EQUITY, COMPREHENSIVE INCOME AND STOCK-BASED COMPENSATION

    ACCUMULATED OTHER COMPREHENSIVE INCOME

    Changes in the components of AOCI, net of tax, were as follows (in thousands):

	Cumulative Translation Adjustments	Unrealized Loss on Investments, Net	Total

Balance at May 31, 2018	$2,292	$--	$2,292
Other comprehensive (loss) income before reclassifications	(16)	--	(16)
Amounts reclassified out of AOCI	--	--	--
Other comprehensive (loss) income, net of tax	(16)	--	(16)
Balance at August 31, 2018	$2,276	$--	$2,276

    STOCK-BASED COMPENSATION

    Stock-based compensation expense consists of expenses for stock options, restricted stock units, or RSUs, and employee stock purchase plan, or ESPP, purchase rights. Stock-based compensation expense for stock options and ESPP purchase rights is measured at each grant date, based on the fair value of the award using the Black-Scholes option valuation model, and is recognized as expense over the employee’s requisite service period. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different from those of publicly traded options. For RSUs, stock-based compensation cost is based on the fair value of the Company’s common stock at the grant date. All of the Company’s stock-based compensation is accounted for as an equity instrument. See Note 10 in the Company’s Annual Report on Form 10-K for fiscal 2018 filed on August 28, 2018 for further information regarding the 2016 Equity Incentive Plan and the Amended and Restated 2006 ESPP.

    The following table summarizes the stock-based compensation expense for the three months ended August 31, 2018 and 2017 (in thousands):

	Three Months Ended
	August 31,
	2018	2017
Stock-based compensation in the form of employee stock options, RSUs and ESPP purchase rights, included in:
Cost of sales	$36	$22
Selling, general and administrative	148	150
Research and development	72	44
Net effect on net (loss) income	$256	$216

    As of August 31, 2018 and 2017, there were no stock-based compensation expenses capitalized as part of inventory.

    During the three months ended August 31, 2018 and 2017, the Company recorded stock-based compensation expenses related to stock options and RSUs of $173,000 and $201,000, respectively.

    As of August 31, 2018, the total compensation expense related to unvested stock-based awards under the Company’s 2016 Equity Incentive Plan, but not yet recognized, was approximately $1,449,000, which is net of estimated forfeitures of $4,000. This expense will be amortized on a straight-line basis over a weighted average period of approximately 3.2 years.

    During the three months ended August 31, 2018 and 2017, the Company recorded stock-based compensation expense related to the ESPP of $83,000 and $15,000, respectively.

    As of August 31, 2018, the total compensation expense related to purchase rights under the ESPP but not yet recognized was approximately $223,000. This expense will be amortized on a straight-line basis over a weighted average period of approximately 1.1 years.

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

    Fair Value. The fair value of the Company’s stock options granted to employees for the three months ended August 31, 2018 and 2017 were estimated using the following weighted average assumptions in the Black-Scholes option valuation model:

	Three Months Ended
	August 31,
	2018	2017

Expected term (in years)	5	4
Volatility	0.74	0.78
Risk-free interest rate	2.75%	1.75%
Weighted average grant date fair value	$1.48	$2.27

    There were no ESPP purchase rights granted to employees for the three months ended August 31, 2018 and 2017. There were no ESPP shares issued during the three months ended August 31, 2018 and 2017. As of August 31, 2018, there were 145,000 ESPP shares available for issuance.

    The following tables summarize the Company’s stock option and RSU transactions during three months ended August 31, 2018 (in thousands):

Available
Shares
Balance, May 31, 2018	1,812

Options granted	(441)
RSUs granted	--
Shares cancelled	13
Shares expired	(11)

Balance, August 31, 2018	1,373

    The following table summarizes the stock option transactions during the three months ended August 31, 2018 (in thousands, except per share data):

	Outstanding Options
		Weighted
	Number	Average	Aggregate
	of	Exercise	Intrinsic
	Shares	Price	Value
Balances, May 31, 2018	2,859	$2.04	$1,987

Options granted	441	$2.40
Options cancelled	(13)	$1.64
Options exercised	(98)	$1.12

Balances, August 31, 2018	3,189	$2.12	$1,757

Options fully vested and expected to vest at August 31, 2018	3,156	$2.12	$1,746

    The options outstanding and exercisable at August 31, 2018 were in the following exercise price ranges (in thousands, except per share data):

	Options Outstanding			Options Exercisable
	at August 31, 2018			at August 31, 2018
Range of Exercise Prices	Number Outstanding Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.59-$0.97	259	0.51	$0.67	259	0.51	$0.67
$1.09-$1.36	507	1.46	$1.28	506	1.46	$1.28
$1.68-$2.06	466	4.04	$1.74	318	3.64	$1.77
$2.10-$2.81	1,695	4.34	$2.44	1,130	3.26	$2.47
$3.46-$3.93	262	5.91	$3.86	94	5.96	$3.76
$0.59-$3.93	3,189	3.66	$2.12	2,307	2.72	$1.96	$1,541

    The total intrinsic value of options exercised during the three months ended August 31, 2018 and 2017 was $139,000 and $476,000, respectively. The weighted average remaining contractual life of the options exercisable and expected to be exercisable at August 31, 2018 was 3.64 years.

    During the three months ended August 31, 2018, there were no RSUs granted to employees. During the three months ended August 31, 2017, RSUs for 64,000 shares were granted to employees. The market value on the date of the grant of these RSUs was $3.93 per share. 2,000 RSUs became fully vested during the three months ended August 31, 2017, and 93,000 RSUs were unvested at August 31, 2017. During the three months ended August 31, 2018, 4,000 RSUs became fully vested. As of August 31, 2018, 43,000 RSUs remain unvested which have an intrinsic value of $108,000.

12. SEGMENT INFORMATION

    The Company operates in one reportable segment: the design, manufacture and marketing of advanced test and burn-in products to the semiconductor manufacturing industry.

    The following presents information about the Company’s operations in different geographic areas. Net sales are based upon ship-to location (in thousands).

	United
	States	Asia	Europe	Total
Three months ended August 31, 2018:
Net sales	$2,695	$1,734	$311	$4,740
Property and equipment, net	1,130	39	5	1,174

Three months ended August 31, 2017:
Net sales	$1,290	$5,660	$20	$6,970
Property and equipment, net	1,089	39	12	1,140

    The following table shows revenues by major product categories, similar to our reportable segment disclosure. Within each product category, contract terms, conditions and economic factors affecting the nature, amount, timing and uncertainty around revenue recognition and cash flow are substantially similar. With the exception of the amount of service revenues, our product category revenues are recognized at point in time when control transfers to customers. Our revenues by product category are as follows (in thousands):

	Three Months Ended
	August 31,
	2018	2017
Type of good / service:
Systems	$1,806	$3,476
Contactors	1,153	2,677
Services	1,781	817
	$4,740	$6,970

Timing of revenue recognition:
Products and services transferred at a point in time	$4,118	$6,500
Services transferred over time	622	470
	$4,740	$6,970

    There were no revenues through distributors for the three months ended August 31, 2018 and 2017.

    The Company’s Japanese and German subsidiaries primarily comprise the foreign operations. Substantially all of the sales of the subsidiaries are made to unaffiliated Japanese or European customers. Net sales from outside the United States include those of Aehr Test Systems Japan K.K. and Aehr Test Systems GmbH.

    Sales to the Company’s five largest customers accounted for approximately 78% and 99% of its net sales for the three months ended August 31, 2018 and 2017, respectively. Four customers accounted for approximately 21%, 18%, 17% and 14% of the Company’s net sales in the three months ended August 31, 2018. Two customers accounted for approximately 54% and 35% of the Company’s net sales in the three months ended August 31, 2017. No other customers represented more than 10% of the Company's net sales for either of the three months ended August 31, 2018 and 2017.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report and with our Annual Report on Form 10-K for the fiscal year ended May 31, 2018 and the consolidated financial statements and notes thereto.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, income taxes, financing operations, warranty obligations, and long-term service contracts. Our estimates are derived from historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Those results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of the critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2018.

    There have been no material changes to our critical accounting policies and estimates during the three months ended August 31, 2018 compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2018.

RESULTS OF OPERATIONS

    The following table sets forth items in our unaudited condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

	Three Months Ended
	August 31,
	2018	2017

Net sales	100.0%	100.0%
Cost of sales	67.2	58.1
Gross profit	32.8	41.9

Operating expenses:
Selling, general and administrative	39.6	25.7
Research and development	23.6	13.7

Total operating expenses	63.2	39.4

(Loss) income from operations	(30.4)	2.5

Interest expense, net	(1.7)	(1.5)
Other income (expense), net	0.2	(0.9)

(Loss) income before income tax (expense) benefit	(31.9)	0.1

Income tax (expense) benefit	(0.1)	--

Net (loss) income	(32.0)	0.1
Less: Net income attributable to the noncontrolling interest	--	--
Net (loss) income attributable to Aehr Test Systems common shareholders	(32.0)%	0.1%

THREE MONTHS ENDED AUGUST 31, 2018 COMPARED TO THREE MONTHS ENDED AUGUST 31, 2017

    NET SALES. Net sales decreased to $4.7 million for the three months ended August 31, 2018 from $7.0 million for the three months ended August 31, 2017, a decrease of 32.0%. The decrease in net sales for the three months ended August 31, 2018 was primarily due to the decrease in net sales of our wafer-level products. Net sales of the wafer-level products for the three months ended August 31, 2018 were $2.0 million, and decreased approximately $2.2 million from the three months ended August 31, 2017.

    GROSS PROFIT. Gross profit decreased to $1.6 million for the three months ended August 31, 2018 from $2.9 million for the three months ended August 31, 2017, a decrease of approximately 46.8%. Gross profit margin decreased to 32.8% for the three months ended August 31, 2018 from 41.9% for the three months ended August 31, 2017. The decrease in gross profit margin was primarily a result of manufacturing inefficiencies due to a lower level of net sales.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased to $1.9 million for the three months ended August 31, 2018 from $1.8 million for the three months ended August 31, 2017, an increase of 4.9%. The increase in SG&A expenses was primarily due to an increase in employment related expenses.

    RESEARCH AND DEVELOPMENT. R&D expenses increased to $1.1 million for the three months ended August 31, 2018 from $1.0 million for the three months ended August 31, 2017, an increase of 16.9%. The increase in R&D expenses was primarily due to an increase in employment related expenses.

    INTEREST EXPENSE, NET. Interest expense, net was $78,000 and $107,000 for the three months ended August 31, 2018 and 2017, respectively. The lower interest expense, net in the three months ended August 31, 2018 was primarily a result of higher interest income due to the increase in the interest rate as well as a higher average cash balance during the period compared with the three months ended August 31, 2017.

    OTHER INCOME (EXPENSE), NET. Other income, net was $9,000 for the three months ended August 31, 2018 compared with other expense, net of $60,000 for the three months ended August 31, 2017. The change in other income (expense), net was primarily due to gains or losses realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

    INCOME TAX (EXPENSE) BENEFIT. Income tax expense was $4,000 for the three months ended August 31, 2018 compared with income tax benefit of $5,000 for the three months ended August 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was $1.0 million and $3.9 million for the three months ended August 31, 2018 and 2017, respectively. For the three months ended August 31, 2018, net cash used in operating activities was primarily the result of the net loss of $1.5 million, as adjusted to exclude the effect of a non-cash charge of stock-based compensation expense of $0.3 million and depreciation and amortization of $0.1 million. Other changes in cash from operations primarily resulted from an increase in customer deposits and deferred revenue of $0.6 million and a decrease in accounts receivable of $0.6 million, partially offset by an increase in inventories of $0.5 million, and decreases in accounts payable of $0.4 million and accrued expenses of $0.2 million. The increase in customer deposits and deferred revenue was primarily due to the receipt of additional down payments from certain customers. The decrease in accounts receivable was primarily due to improvements in customer payment terms. The increase in inventories is to support future shipments for customer orders. The decrease in accounts payable was primarily due to lower expenditures associated with lower revenue. The decrease in accrued expenses was primarily due to the interest payment before the end of the quarter. For the three months ended August 31, 2017, net cash used in operating activities was primarily due to the increases in inventories of $2.0 million, accounts receivable of $1.3 million, and prepaid expenses and other current assets of $1.1 million, partially offset by an increase in accounts payable of $0.7 million. The increase in inventories is to support future shipments for customer orders. The increase in accounts receivable was primarily due to an increase in sales. The increase in prepaid expenses and other current assets was primarily due to down payments to certain vendors. The increase in accounts payable was primarily due to higher expenditures associated with higher revenue.

    Net cash used in investing activities was $84,000 and $184,000 for the three months ended August 31, 2018 and 2017, respectively. Net cash used in investing activities during the three months ended August 31, 2018 and 2017 was due to purchases of property and equipment.

    Net cash provided by financing activities was $109,000 and $234,000 for the three months ended August 31, 2018 and 2017, respectively. Net cash provided by financing activities during the three months ended August 31, 2018 and 2017 was due to proceeds from the issuance of common stock under employee plans.

    The effect of fluctuation in exchange rates decreased cash by $38,000 for the three months ended August 31, 2018 and increased cash by $17,000 for the three months ended August 31, 2017. The changes were due to the fluctuation in the value of the dollar compared to foreign currencies.

    As of August 31, 2018 and May 31, 2018, we had working capital of $17.2 million and $18.3 million, respectively.

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

OVERVIEW OF CONTRACTUAL OBLIGATIONS

    There have been no material changes in the composition, magnitude or other key characteristics of our contractual obligations or other commitments as disclosed in the Company's Annual Report on Form 10-K for the year ended May 31, 2018.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    We had no holdings of derivative financial or commodity instruments as of August 31, 2018 or May 31, 2018.

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

      None.

Item 1A. RISK FACTORS

     Please refer to the description of the risk factors associated with our business previously disclosed in Part I, Item 1A - "Risk Factors" of our Annual Report on Form 10-K for the year ended May 31, 2018 filed with the Securities and Exchange Commission on August 28, 2018.

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

Aehr Test Systems
Registrant)

Date: October 12, 2018	By:	/s/ GAYN ERICKSON
Gayn Erickson
President and Chief Executive Officer

Date: October 12, 2018	By:	/s/ KENNETH B. SPINK
Kenneth B. Spink
Vice President of Finance and Chief Financial Officer