Form 10-Q
period 2018-11-30
AEHR TEST SYSTEMS
filed 2019-01-14
CIK 1040470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

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

(510) 623-9400
Registrant's telephone number, including area code)

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

Number of shares of the registrant’s common stock, $0.01 par value, outstanding as of December 31, 2018 was 22,355,831.

AEHR TEST SYSTEMS
FORM 10-Q
FOR THE QUARTER ENDED NOVEMBER 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	November 30,	May 31,
	2018	2018
		(1)
ASSETS
Current assets:
Cash and cash equivalents	$14,002	$16,848
Accounts receivable, net	3,868	2,856
Inventories	9,983	9,049
Prepaid expenses and other current assets	688	703

Total current assets	28,541	29,456

Property and equipment, net	1,074	1,203
Other assets	286	296

Total assets	$29,901	$30,955

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,953	$1,762
Accrued expenses	1,487	1,646
Customer deposits and deferred revenue, short-term	2,068	1,630
Current portion of long-term debt	6,110	6,110

Total current liabilities	11,618	11,148

Deferred rent	147	63
Deferred revenue, long-term	252	459

Total liabilities	12,017	11,670

Aehr Test Systems shareholders' equity:
Common stock, $0.01 par value: Authorized: 75,000 shares; Issued and outstanding: 22,356 shares and 22,143 shares at November 30, 2018 and May 31, 2018, respectively	224	221
Additional paid-in capital	83,830	83,041
Accumulated other comprehensive income	2,241	2,292
Accumulated deficit	(68,393)	(66,249)

Total Aehr Test Systems shareholders' equity	17,902	19,305
Noncontrolling interest	(18)	(20)

Total shareholders' equity	17,884	19,285

Total liabilities and shareholders' equity	$29,901	$30,955

(1)
The condensed consolidated balance sheet at May 31, 2018 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2018	2017	2018	2017

Net sales	$5,911	$7,923	$10,651	$14,893
Cost of sales	3,513	4,792	6,700	8,844
Gross profit	2,398	3,131	3,951	6,049

Operating expenses:
Selling, general and administrative	1,977	1,854	3,856	3,645
Research and development	986	1,090	2,102	2,045
Total operating expenses	2,963	2,944	5,958	5,690

(Loss) income from operations	(565)	187	(2,007)	359

Interest expense, net	(74)	(105)	(152)	(212)
Other income (expense), net	29	(7)	38	(67)

(Loss) income before income tax expense	(610)	75	(2,121)	80

Income tax expense	(19)	(15)	(23)	(10)
Net (loss) income	(629)	60	(2,144)	70
Less: Net income attributable to the noncontrolling interest	--	--	--	--

Net (loss) income attributable to Aehr Test Systems common shareholders	$(629)	$60	$(2,144)	$70

Net (loss) income per share
Basic	$(0.03)	$0.00	$(0.10)	$0.00
Diluted	$(0.03)	$0.00	$(0.10)	$0.00

Shares used in per share calculations:
Basic	22,294	21,645	22,242	21,531
Diluted	22,294	22,883	22,242	22,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2018	2017	2018	2017

Net (loss) income	$(629)	$60	$(2,144)	$70

Other comprehensive (loss) income, net of tax: Net change in unrealized loss on investments	--	(3)	--	(3)
Net change in cumulative translation adjustments	(34)	1	(49)	60

Total comprehensive (loss) income	(663)	58	(2,193)	127
Less: Comprehensive income attributable to the noncontrolling interest	1	--	2	--

Comprehensive (loss) income, attributable to Aehr Test Systems common shareholders	$(664)	$58	$(2,195)	$127

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	November 30,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(2,144)	$70
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation expense	480	580
Recovery of doubtful accounts	(3)	(14)
Depreciation and amortization	230	190
Changes in operating assets and liabilities:
Accounts receivable	(1,068)	592
Inventories	(935)	(1,249)
Prepaid expenses and other current assets	23	(1,135)
Accounts payable	302	(1,005)
Accrued expenses	(175)	5
Customer deposits and deferred revenue	231	(178)
Deferred rent	84	--
Income taxes payable	18	(9)
Net cash used in operating activities	(2,957)	(2,153)

Cash flows from investing activities:
Purchases of investments	--	(5,972)
Purchases of property and equipment	(103)	(313)
Net cash used in investing activities	(103)	(6,285)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee plans, net of taxes paid related to share settlement of equity awards	312	601
Net cash provided by financing activities	312	601

Effect of exchange rates on cash and cash equivalents	(98)	(7)

Net decrease in cash and cash equivalents	(2,846)	(7,844)

Cash and cash equivalents, beginning of period	16,848	17,803

Cash and cash equivalents, end of period	$14,002	$9,959

Supplemental disclosure of non-cash flow information:
Transfers of property and equipment to inventories	$--	$372

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2018. There have been no significant changes in the Company's significant accounting policies during the three and six months ended November 30, 2018 except for revenue recognition.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted

Revenue Recognition
In May 2014, the FASB issued Accounting Standards Codification (“ASC”) Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which has been subsequently updated (collectively “ASC 606”). The core principle of the standard is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new standard defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each distinct performance obligation. The standard permits the use of either the retrospective or modified retrospective transition methods. It also requires expanded disclosures including the nature, amount, timing, and uncertainty of revenues and cash flows related to contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.

The Company adopted ASC 606 on June 1, 2018, the first day of fiscal 2019, using the modified retrospective method. The Company applied ASC 606 to all contracts not completed as of the date of adoption in order to determine any adjustment to the opening balance of retained earnings. Under the modified retrospective adoption method, the comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods, ASC 605, "Revenue Recognition", which is also referred to herein as "legacy GAAP."

The adoption of ASC 606 did not have a material impact on the Company's consolidated financial statements as of June 1, 2018. No adjustment was recorded to accumulated deficit as of the adoption date and reported revenue would not have been different under legacy GAAP. Additionally, the Company does not expect the adoption of the revenue standard to have a material impact to the Company's net income on an ongoing basis.

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

Income Taxes
On December 22, 2017, the US government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the US tax code including but not limited to (1) reducing the US federal corporate tax rate from 34% to 21%; (2) requiring companies to pay a one-time transition tax on certain repatriated earnings of foreign subsidiaries; (3) generally eliminating US federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in US federal income of certain earnings of controlled foreign corporations; (5) creating a new limitation on deductible interest expense; (6) changing rules related to the uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017, and (7) repeals the corporate alternative minimum tax regime, or AMT, effective December 31, 2017 and permits existing minimum tax credits to offset the regular tax liability for any tax year. Consequently, the Company has accounted for the reduction of $6.4 million of deferred tax assets with an offsetting adjustment to the valuation allowance for the fiscal year ended 2018, and recorded a benefit of $90,000 for the Company's Federal refundable AMT credit.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance on accounting for the tax effects of the Tax act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. There are also certain transitional impacts of the Tax Act. As part of the transition to the new territorial tax system, the Tax Act imposes a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries. The company is not subject to the transition tax. The one-time transition tax is based on post-1986 earnings and profits that were previously deferred from U.S. income tax. The Company has finalized its calculation of the total post-1986 earnings and profits for its foreign corporations. Based on the Company’s net operating loss carryovers and valuation allowance, there is no impact to its consolidated financial statements as a result of the completion of the analysis.

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

3. REVENUE

Revenue recognition

The Company recognizes revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services by following a five-step process, (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price, and (5) recognize revenue when or as the Company satisfies a performance obligation, as further described below.

Performance obligations include sales of systems, contactors, spare parts, and services, as well as, installation and training services included in customer contracts.

A contract’s transaction price is allocated to each distinct performance obligation. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled. The Company generally does not grant return privileges, except for defective products during the warranty period.

For contracts that contain multiple performance obligations, the Company allocates the transaction price to the performance obligations on a relative standalone selling price basis. Standalone selling prices are based on multiple factors including, but not limited to historical discounting trends for products and services and pricing practices in different geographies.

Revenue for systems and spares are recognized at a point in time, which is generally upon shipment or delivery. Revenue from services is recognized over time as services are completed or ratably over the contractual period of generally one year or less.

The Company has elected the practical expedient under ASC 606 to not assess whether a contract has a significant financing component as the Company's standard payment terms are less than one year.

Disaggregation of revenue

The following tables show revenues by major product categories. Within each product category, contract terms, conditions and economic factors affecting the nature, amount, timing and uncertainty around revenue recognition and cash flow are substantially similar.

The Company’s revenues by product category are as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2018	2017	2018	2017
Type of good / service:
Systems	$3,712	$5,030	$5,518	$8,506
Contactors	943	1,867	2,096	4,544
Services	1,256	1,026	3,037	1,843
	$5,911	$7,923	$10,651	$14,893

Product lines:
Wafer-level	$4,226	$2,812	$6,195	$6,965
Test During Burn-In	1,685	5,111	4,456	7,928
	$5,911	$7,923	$10,651	$14,893

The following presents information about the Company’s operations in different geographic areas. Net sales are based upon ship-to location (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2018	2017	2018	2017
Geographic region:
United states	$4,509	$1,964	$7,204	$3,254
Asia	1,334	5,909	3,068	11,569
Europe	68	50	379	70
	$5,911	$7,923	$10,651	$14,893

With the exception of the amount of service contracts and extended warranties, the Company’s product category revenues are recognized at point in time when control transfers to customers.

	Three Months Ended November 30,		Six Months Ended November 30,
	2018	2017	2018	2017
Timing of revenue recognition:
Products and services transferred at a point in time	$5,272	$7,387	$9,390	$13,887
Services transferred over time	639	536	1,261	1,006
	$5,911	$7,923	$10,651	$14,893

Contract balances

A receivable is recognized in the period the Company delivers goods or provides services or when the Company's right to consideration is unconditional. The Company usually does not record contract assets because the Company has an unconditional right to payment upon satisfaction of the performance obligation, and therefore, a receivable is more commonly recorded than a contract asset.

Contract liabilities include payments received in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities are reported on the Condensed Consolidated Balance Sheets at the end of each reporting period as a component of deferred revenue. Contract liabilities as of November 30, 2018 and May 31, 2018 were $2,321,000 and $2,089,000, respectively. During the three and six months ended November 30, 2018, the Company recognized $392,000 and $994,000, respectively, of revenues that were included in contract liabilities as of May 31, 2018.

Remaining performance obligations

On November 30, 2018, the Company had $695,000 of remaining performance obligations, which were comprised of deferred service contracts and extended warranty contracts not yet delivered. The Company expects to recognize approximately 35% of its remaining performance obligations as revenue in fiscal 2019, and an additional 65% in fiscal 2020 and thereafter. The foregoing excludes the value of other remaining performance obligations as they have original durations of one year or less, and also excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

Costs to obtain or fulfill a contract

The Company generally expenses sales commissions when incurred as a component of selling, general and administrative expense as the amortization period is typically less than one year. Additionally, the majority of the Company’s cost of fulfillment as a manufacturer of products is classified as inventory and fixed assets, which are accounted for under the respective guidance for those asset types. Other costs of contract fulfillment are immaterial due to the nature of the Company's products and their respective manufacturing process.

4. EARNINGS PER SHARE

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

The following table presents the computation of basic and diluted net (loss) income per share attributable to Aehr Test Systems common shareholders (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2018	2017	2018	2017

Numerator: Net (loss) income	$(629)	$60	$(2,144)	$70

Denominator for basic net (loss) income per share:
Weighted average shares outstanding	22,294	21,645	22,242	21,531

Shares used in basic net (loss) income per share calculation	22,294	21,645	22,242	21,531
Effect of dilutive securities	--	1,238	--	1,406

Denominator for diluted net (loss) income per share	22,294	22,883	22,242	22,937

Basic net (loss) income per share	$(0.03)	$0.00	$(0.10)	$0.00
Diluted net (loss) income per share	$(0.03)	$0.00	$(0.10)	$0.00

For the purpose of computing diluted earnings per share, the weighted average number of potential common shares does not include stock options with an exercise price greater than the average fair value of the Company’s common stock for the period, as the effect would be anti-dilutive. In the three and six months ended November 30, 2018 potential common shares have not been included in the calculation of diluted net loss per share as the effect would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for these periods are the same. Stock options to purchase 3,373,000 shares of common stock, RSUs for 38,000 shares and ESPP rights to purchase 327,000 ESPP shares were outstanding as of November 30, 2018, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive. Stock options to purchase 263,000 shares of common stock were outstanding as of November 30, 2017 but were not included in the computation of diluted net income per share, because the inclusion of such shares would be anti-dilutive. The 2,657,000 shares convertible under the convertible notes outstanding at November 30, 2018 and 2017 were not included in the computation of diluted net income (loss) per share, because the inclusion of such shares would be anti-dilutive.

5. CASH, CASH EQUIVALENTS AND INVESTMENTS

The following table summarizes the Company’s cash, cash equivalents and investments by security type at November 30, 2018 (in thousands):

	Cost	Gross Unrealized Loss	Estimated Fair Value

Cash	$1,961	$--	$1,961
Cash equivalents:
Money market funds	6,050	--	6,050
U.S. Treasury securities	5,991	--	5,991
Total Cash equivalents	12,041	--	12,041
Total Cash and Cash equivalents	$14,002	$--	$14,002
Long-term investments:
Certificate of deposit	$80	$--	$80
Total Cash, Cash equivalents and Investments	$14,082	$--	$14,082

Long-term investments are included in other assets on the accompanying condensed consolidated balance sheet at November 30, 2018.

The following table summarizes the Company’s cash, cash equivalents and investments by security type at May 31, 2018 (in thousands):

	Cost	Gross Unrealized Loss	Estimated Fair Value

Cash	$3,132	$--	$3,132
Cash equivalents:
Money market funds	7,733	--	7,733
U.S. Treasury securities	5,983	--	5,983
Total Cash equivalents	13,716	--	13,716
Total Cash and Cash equivalents	$16,848	$--	$16,848
Long-term investments:
Certificate of deposit	$80	$--	$80
Total Cash, Cash equivalents and Investments	$16,928	$--	$16,928

Long-term investments are included in other assets on the accompanying consolidated balance sheet at May 31. 2018.

Unrealized gains and temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive income (“AOCI”), net of any related tax effect. Upon realization, those amounts are reclassified from AOCI to results of operations.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Level 3 - instrument valuations are obtained without observable market values and require a high level of judgment to determine the fair value.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of November 30, 2018 (in thousands):

	Balance as of
	November 30, 2018	Level 1	Level 2	Level 3
Money market funds	$6,050	$6,050	$--	$--
U.S. Treasury securities	5,991	5,991	--	--
Certificate of deposit	80	--	80	--
Assets	$12,121	$12,041	$80	$--

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of May 31, 2018 (in thousands):

	Balance as of May 31, 2018	Level 1	Level 2	Level 3
Money market funds	$7,733	$7,733	$--	$--
U.S. Treasury securities	5,983	5,983	--	--
Certificate of deposit	80	--	80	--
Assets	$13,796	$13,716	$80	$--

The U.S. Treasury Securities have maturities of three months.

There were no financial liabilities measured at fair value as of November 30, 2018 and May 31, 2018.

There were no transfers between Level 1 and Level 2 fair value measurements during the three and six months ended November 30, 2018.

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

7. ACCOUNTS RECEIVABLE, NET

Accounts receivable represent customer trade receivables and is presented net of allowance for doubtful accounts of $0 at November 30, 2018 and $4,000 at May 31, 2018. Accounts receivable are derived from the sale of products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies. The Company’s allowance for doubtful accounts is based upon historical experience and review of trade receivables by aging category to identify specific customers with known disputes or collection issues. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received.

8. INVENTORIES

Inventories are comprised of the following (in thousands):

	November 30,	May 31,
	2018	2018
Raw materials and sub-assemblies	$6,613	$5,747
Work in process	3,119	3,068
Finished goods	251	234
	$9,983	$9,049

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

The following is a summary of changes in the Company's liability for product warranties during the three and six months ended November 30, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2018	2017	2018	2017

Balance at the beginning of the period	$160	$119	$135	$113

Accruals for warranties issued during the period	71	152	146	246
Consumption of reserves	(68)	(138)	(118)	(226)

Balance at the end of the period	$163	$133	$163	$133

The accrued warranty balance is included in accrued expenses on the accompanying condensed consolidated balance sheets.

10. CUSTOMER DEPOSITS AND DEFERRED REVENUE, SHORT-TERM

Customer deposits and deferred revenue, short-term (in thousands):

	November 30,	May 31,
	2018	2018
Customer deposits	$1,625	$1,340
Deferred revenue	443	290
	$2,068	$1,630

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

As part of the transition to the new territorial tax system, the Tax Act imposes a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries. The company is not subject to the transition tax. The one-time transition tax is based on post-1986 earnings and profits that were previously deferred from U.S. income tax. The Company has finalized its calculation of the total post-1986 earnings and profits for its foreign corporations. Based on the Company’s net operating loss carryovers and valuation allowance, there is no impact to its consolidated financial statements as a result of the completion of the analysis.

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

Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, California, Germany and Japan. Fiscal years 1997 through 2018 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers, research and development tax credits, or other tax attributes from those years.

12. LONG-TERM DEBT

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

The maximum amount of $2,000,000 drawn against the Credit Facility has been converted to Convertible Notes, and at November 30, 2018 there was no remaining balance available to be drawn on the Credit Facility.

The Company’s obligations under the Purchase Agreement are secured by substantially all of the assets of the Company.

13. STOCKHOLDERS’ EQUITY, COMPREHENSIVE INCOME AND STOCK-BASED COMPENSATION

ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in the components of AOCI, net of tax, were as follows (in thousands):

	Cumulative Translation Adjustments	Unrealized Loss on Investments, Net	Total

Balance at May 31, 2018	$2,292	$--	$2,292
Other comprehensive (loss) income before reclassifications	(51)	--	(51)
Amounts reclassified out of AOCI	--	--	--
Other comprehensive (loss) income, net of tax	(51)	--	(51)
Balance at November 30, 2018	$2,241	$--	$2,241

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

The following table summarizes the stock-based compensation expense for the three and six months ended November 30, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2018	2017	2018	2017
Stock-based compensation in the form of employee stock options, RSUs and ESPP purchase rights, included in:
Cost of sales	$23	$57	$59	$79
Selling, general and administrative	136	218	284	368
Research and development	65	89	137	133
Total stock-based compensation	$224	$364	$480	$580

As of November 30, 2018 and 2017, there were no stock-based compensation expenses capitalized as part of inventory.

During the three months ended November 30, 2018 and 2017, the Company recorded stock-based compensation expense related to stock options and RSUs of $166,000 and $207,000, respectively. During the six months ended November 30, 2018 and 2017, the Company recorded stock-based compensation expense related to stock options and RSUs of $339,000 and $408,000, respectively.

As of November 30, 2018, the total compensation expense related to unvested stock-based awards under the Company’s 2016 Equity Incentive Plan, but not yet recognized, was approximately $1,582,000, which is net of estimated forfeitures of $4,000. This expense will be amortized on a straight-line basis over a weighted average period of approximately 3.2 years.

During the three months ended November 30, 2018 and 2017, the Company recorded stock-based compensation expense related to the ESPP of $58,000 and $157,000, respectively. During the six months ended November 30, 2018 and 2017, the Company recorded stock-based compensation expense related to the ESPP of $141,000 and $172,000, respectively.

As of November 30, 2018, the total compensation expense related to purchase rights under the ESPP but not yet recognized was approximately $217,000. This expense will be amortized on a straight-line basis over a weighted average period of approximately 1.3 years.

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

Fair Value. The fair value of the Company’s stock options granted to employees for the three and six months ended November 30, 2018 and 2017 were estimated using the following weighted average assumptions in the Black-Scholes option valuation model:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2018	2017	2018	2017

Expected term (in years)	5	4	5	4
Volatility	0.70	0.74	0.72	0.77
Risk-free interest rate	3.01%	1.92%	2.84%	1.77%
Weighted average grant date fair value	$1.21	$1.93	$1.38	$2.22

The fair values of the ESPP purchase rights granted for the three and six months ended November 30, 2018 were estimated using the following weighted-average assumptions:

Three and Six Months Ended
November 30, 2018

Expected term (in years)	0.5-2.0
Volatility	0.48-0.64
Expected dividend	$0.00
Risk-free interest rates	2.40%-2.82%
Estimated forfeiture rate	0%
Weighted average grant date fair value	$1.15

There were no ESPP purchase rights granted to employees for the three and six months ended November 30, 2017. During the three and six months ended November 30, 2018, ESPP purchase rights of 327,000 were granted. Total ESPP shares issued during the three and six months ended November 30, 2018 and 2017 were 64,000 and 116,000 shares, respectively. As of November 30, 2018, there were 430,000 ESPP shares available for issuance.

The following tables summarize the Company’s stock option and RSU transactions during three and six months ended November 30, 2018 (in thousands):

Available
Shares
Balance, May 31, 2018	1,812

Options granted	(441)
RSUs granted	--
Shares cancelled	13
Shares expired	(11)

Balance, August 31, 2018	1,373
Options granted	(248)
RSUs granted	--
Shares cancelled	45
Shares expired	(33)

Balance, November 30, 2018	1,137

The following table summarizes the stock option transactions during the three and six months ended November 30, 2018 (in thousands, except per share data):

	Outstanding Options
		Weighted
	Number	Average	Aggregate
	of	Exercise	Intrinsic
	Shares	Price	Value
Balances, May 31, 2018	2,859	$2.04	$1,987

Options granted	441	$2.40
Options cancelled	(13)	$1.64
Options exercised	(98)	$1.12

Balances, August 31, 2018	3,189	$2.12	$1,757

Options granted	248	$2.03
Options cancelled	(45)	$2.70
Options exercised	(19)	$1.09

Balances, November 30, 2018	3,373	$2.11	$679

Options fully vested and expected to vest at November 30, 2018	3,337	$2.11	$678

The options outstanding and exercisable at November 30, 2018 were in the following exercise price ranges (in thousands, except per share data):

	Options Outstanding at November 30, 2018			Options Exercisable at November 30, 2018
Range of Exercise Prices	Number Outstanding Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.59-$0.97	249	0.27	$0.66	249	0.27	$0.66
$1.09-$1.28	498	1.22	$1.28	498	1.22	$1.28
$1.68-$2.06	713	4.87	$1.84	344	3.53	$1.77
$2.10-$2.81	1,651	4.13	$2.43	1,143	3.13	$2.45
$3.46-$3.93	262	5.66	$3.86	114	5.72	$3.76
$0.59-$3.93	3,373	3.69	$2.11	2,348	2.61	$1.98	$653

The total intrinsic value of options exercised during the three and six months ended November 30, 2018 was $23,000 and $162,000, respectively. The total intrinsic value of options exercised during the three and six months ended November 30, 2017 was $269,000 and $745,000, respectively. The weighted average remaining contractual life of the options exercisable and expected to be exercisable at November 30, 2018 was 3.67 years.

There were no RSUs granted to employees during the three and six months ended November 30, 2018, and during the three months ended November 30, 2017. During the six months ended November 30, 2017, RSUs for 64,000 shares were granted to employees. The market value on the date of the grant of these RSUs was $3.93 per share. During the three and six months ended November 30, 2018, 4,000 and 9,000 RSUs became fully vested, respectively. During the three and six months ended November 30, 2017, 4,000 and 7,000 RSUs became fully vested respectively. As of November 30, 2018, 38,000 RSUs remain unvested which had an intrinsic value of $72,000. 89,000 RSUs were unvested at November 30, 2017 which had an intrinsic value of $227,000.

14. SEGMENT INFORMATION

The Company has only one reportable segment. The information for revenue category by type, product line, geography and timing of revenue recognition, is summarized in Note “3. REVENUE.”

Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in thousands):

	November 30,	May 31,
	2018	2018
United states	$1,033	$1,156
Asia	38	40
Europe	3	7
	$1,074	$1,203

There were no revenues through distributors for the three and six months ended November 30, 2018 and 2017.

The Company’s Japanese and German subsidiaries primarily comprise the foreign operations. Substantially all of the sales of the subsidiaries are made to unaffiliated Japanese or European customers. Net sales from outside the United States include those of Aehr Test Systems Japan K.K. and Aehr Test Systems GmbH.

Sales to the Company’s five largest customers accounted for approximately 94% and 83% of its net sales in the three and six months ended November 30, 2018, respectively. Three customers accounted for approximately 55%, 13% and 13% of the Company’s net sales in the three months ended November 30, 2018. Four customers accounted for approximately 33%, 16%, 15% and 13% of the Company’s net sales in the six months ended November 30, 2018. Sales to the Company’s five largest customers accounted for approximately 94% and 96% of its net sales in the three and six months ended November 30, 2017, respectively. Two customers accounted for approximately 43% and 34% of the Company’s net sales in the three months ended November 30, 2017. Two customers accounted for approximately 43%, and 39% of the Company’s net sales in the six months ended November 30, 2017. No other customers represented more than 10% of the Company’s net sales in the three and six months ended November 30, 2018 and 2017.

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

There have been no material changes to our critical accounting policies and estimates during the six months ended November 30, 2018 compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2018.

RESULTS OF OPERATIONS

The following table sets forth items in our unaudited condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2018	2017	2018	2017

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.4	60.5	62.9	59.4
Gross profit	40.6	39.5	37.1	40.6

Operating expenses:
Selling, general and administrative	33.5	23.4	36.2	24.5
Research and development	16.7	13.7	19.7	13.7

Total operating expenses	50.2	37.1	55.9	38.2

(Loss) income from operations	(9.6)	2.4	(18.8)	2.4

Interest expense, net	(1.3)	(1.3)	(1.4)	(1.4)
Other income (expense), net	0.6	(0.2)	0.3	(0.5)

(Loss) income before income tax expense	(10.3)	0.9	(19.9)	0.5

Income tax expense	(0.3)	(0.1)	(0.2)	--
Net (loss) income	(10.6)	0.8	(20.1)	0.5
Less: Net income attributable to the noncontrolling interest	--	--	--	--

Net (loss) income attributable to Aehr Test Systems common shareholders	(10.6)%	0.8%	(20.1)%	0.5%

THREE MONTHS ENDED NOVEMBER 30, 2018 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2017

NET SALES. Net sales decreased to $5.9 million for the three months ended November 30, 2018 from $7.9 million for the three months ended November 30, 2017, a decrease of 25.4%. The decrease in net sales for the three months ended November 30, 2018 was primarily due to the decrease in net sales of our Test During Burn-in (TDBI) products, partially offset by the increase in net sales of our wafer-level products. Net sales of the TDBI products for the three months ended November 30, 2018 were $1.7 million, and decreased approximately $3.4 million from the three months ended November 30, 2017. Net sales of the wafer-level products for the three months ended November 30, 2018 were $4.2 million, and increased approximately $1.4 million from the three months ended November 30, 2017.

GROSS PROFIT. Gross profit decreased to $2.4 million for the three months ended November 30, 2018 from $3.1 million for the three months ended November 30, 2017, a decrease of approximately 23.4%. Gross profit margin increased to 40.6% for the three months ended November 30, 2018 from 39.5% for the three months ended November 30, 2017.

SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased to $2.0 million for the three months ended November 30, 2018 from $1.9 million for the three months ended November 30, 2017, an increase of 6.6%. The increase in SG&A expenses was primarily due to an increase in employment related expenses.

RESEARCH AND DEVELOPMENT. R&D expenses decreased to $1.0 million for the three months ended November 30, 2018 from $1.1 million for the three months ended November 30, 2017, a decrease of 9.5%. The decrease in R&D expenses was primarily due to a decrease in project expenses.

INTEREST EXPENSE, NET. Interest expense, net was $74,000 and $105,000 for the three months ended November 30, 2018 and 2017, respectively. The lower interest expense, net in the three months ended November 30, 2018 was primarily a result of higher interest income due to the increase in the market interest rates on our cash and investment portfolio during the period compared with the three months ended November 30, 2017.

OTHER INCOME (EXPENSE), NET. Other income, net was $29,000 for the three months ended November 30, 2018 compared with other expense, net of $7,000 for the three months ended November 30, 2017. The change in other income (expense), net was primarily due to gains or losses realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

INCOME TAX EXPENSE. Income tax expense was $19,000 and $15,000 for the three months ended November 30, 2018 and 2017, respectively.

SIX MONTHS ENDED NOVEMBER 30, 2018 COMPARED TO SIX MONTHS ENDED NOVEMBER 30, 2017

NET SALES. Net sales decreased to $10.7 million for the six months ended November 30, 2018 from $14.9 million for the six months ended November 30, 2017, a decrease of 28.5%. The decrease in net sales for the six months ended November 30, 2018 was primarily due to the decreases in both net sales of our Test During Burn-in (TDBI) products and wafer-level products. Net sales of the TDBI products for the six months ended November 30, 2018 were $4.5 million, and decreased approximately $3.5 million from the six months ended November 30, 2017. Net sales of the wafer-level products for the six months ended November 30, 2018 were $6.2 million, and decreased approximately $0.8 million from the six months ended November 30, 2017.

GROSS PROFIT. Gross profit decreased to $4.0 million for the six months ended November 30, 2018 from $6.0 million for the six months ended November 30, 2017, a decrease of 34.7%. Gross profit margin decreased to 37.1% for the six months ended November 30, 2018 from 40.6% for the six months ended November 30, 2017. The decrease in gross profit margin was primarily a result of manufacturing inefficiencies due to a lower level of net sales.

SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased to $3.9 million for the six months ended November 30, 2018 from $3.6 million for the six months ended November 30, 2017, an increase of 5.8%. The increase in SG&A expenses was primarily due to an increase in employment related expenses.

RESEARCH AND DEVELOPMENT. R&D expenses increased to $2.1 million for the six months ended November 30, 2018 from $2.0 million for the six months ended November 30, 2017, an increase of 2.8%. The increase in R&D expenses was primarily due to an increase in employment related expenses.

INTEREST EXPENSE, NET. Interest expense, net was $152,000 and $212,000 for the six months ended November 30, 2018 and 2017, respectively. The lower interest expense, net in the six months ended November 30, 2018 was primarily a result of higher interest income due to the increase in the market interest rates on our cash and investment portfolio during the period compared with the six months ended November 30, 2017.

OTHER INCOME (EXPENSE), NET. Other income, net was $38,000 for the six months ended November 30, 2018 compared with other expense, net of $67,000 for the six months ended November 30, 2017. The change in other income (expense), net was primarily due to gains or losses realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

INCOME TAX EXPENSE. Income tax expense was $23,000 and $10,000 for the six months ended November 30, 2018 and 2017, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $3.0 million and $2.2 million for the six months ended November 30, 2018 and 2017, respectively. For the six months ended November 30, 2018, net cash used in operating activities was primarily the result of net loss of $2.1 million, as adjusted to exclude the effect of non-cash charge of stock-based compensation expense of $0.5 million. Net cash used in operations was also impacted by increases in accounts receivable and inventories of $1.1 million and $0.9 million, respectively, partially offset by an increase in accounts payable of $0.3 million and an increase in customer deposits and deferred revenue of $0.2 million. The increase in accounts receivable was primarily due to large shipments toward the end of the quarter ended November 30, 2018. The increase in inventories and accounts payable were due primarily to inventory purchases to support future shipments. The increase in customer deposits and deferred revenue was primarily due the receipt of additional down payments from certain customers. For the six months ended November 30, 2017, net cash used in operating activities was primarily the result of net income of $70,000, as adjusted to exclude the effect of non-cash charge of stock-based compensation expense of $0.6 million and depreciation and amortization expense of $0.2 million. Net cash used in operations was also impacted by an increase in inventories of $1.2 million, an increase in prepaid expenses and other current assets of $1.1 million, a decrease in accounts payable of $1.0 million, and a decrease in customer deposits and deferred revenue of $0.2 million, partially offset by a decrease in accounts receivable of $0.6 million. The increase in inventories is to support future shipments for customer orders. The increase in prepaid expenses and other current assets was primarily due to down payments to certain vendors. The decrease in accounts payable was primarily due to timing of vendor payments. The decrease in customer deposits and deferred revenue was primarily due to the shipments against customer orders with down payments. The decrease in accounts receivable was due to improvements in customer payment terms.

Net cash used in investing activities was $0.1 million and $6.3 million for the six months ended November 30, 2018 and 2017, respectively. During the six months ended November 30, 2018, net cash used in investing activities was due to the purchases of property and equipment. During the six months ended November 30, 2017, net cash used in investing activities was due to the purchase of available for sale securities, which did not affect our liquidity, and the purchases of property and equipment.

Financing activities provided cash of $0.3 million and $0.6 million for the six months ended November 30, 2018 and 2017, respectively. Net cash provided by financing activities during the six months ended November 30, 2018 and 2017 was due to the proceeds from the issuance of common stock under employee plans.

The effect of fluctuation in exchange rates decreased cash by $98,000 and $7,000 for the six months ended November 30, 2018 and 2017, respectively. The changes were due to the fluctuation in the value of the dollar compared to foreign currencies.

As of November 30, 2018 and May 31, 2018, we had working capital of $16.9 million and $18.3 million, respectively.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We had no holdings of derivative financial or commodity instruments as of November 30, 2018 or May 31, 2018.

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

Aehr Test Systems
(Registrant)

Date: January 14, 2019	By:	/s/ GAYN ERICKSON
Gayn Erickson
President and Chief Executive Officer

Date: January 14, 2019	By:	/s/ KENNETH B. SPINK
Kenneth B. Spink
Vice President of Finance and Chief Financial Officer