Form 10-Q
period 2019-02-28
AEHR TEST SYSTEMS
filed 2019-04-12
CIK 1040470

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

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

Number of shares of the registrant’s common stock, $0.01 par value, outstanding as of March 31, 2019 was 22,562,044.

AEHR TEST SYSTEMS

FORM 10-Q

FOR THE QUARTER ENDED FEBRUARY 28, 2019

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	February 28,	May 31,
	2019	2018
		(1)
ASSETS
Current assets:
Cash and cash equivalents	$12,300	$16,848
Accounts receivable, net	1,944	2,856
Inventories	9,189	9,049
Prepaid expenses and other current assets	787	703

Total current assets	24,220	29,456

Property and equipment, net	975	1,203
Other assets	256	296

Total assets	$25,451	$30,955

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$557	$1,762
Accrued expenses	2,085	1,646
Customer deposits and deferred revenue, short-term	1,267	1,630
Current portion of long-term debt	6,110	6,110

Total current liabilities	10,019	11,148

Deferred rent	151	63
Deferred revenue, long-term	240	459

Total liabilities	10,410	11,670

Aehr Test Systems shareholders' equity:
Common stock, $0.01 par value: Authorized: 75,000 shares; Issued and outstanding: 22,562 shares and 22,143 shares at February 28, 2019 and May 31, 2018, respectively	226	221
Additional paid-in capital	84,176	83,041
Accumulated other comprehensive income	2,252	2,292
Accumulated deficit	(71,594)	(66,249)

Total Aehr Test Systems shareholders' equity	15,060	19,305
Noncontrolling interest	(19)	(20)

Total shareholders' equity	15,041	19,285

Total liabilities and shareholders' equity	$25,451	$30,955

(1) The condensed consolidated balance sheet at May 31, 2018 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these
condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2019	2018	2019	2018

Net sales	$3,163	$7,393	$13,814	$22,286
Cost of sales	2,891	4,217	9,591	13,061
Gross profit	272	3,176	4,223	9,225

Operating expenses:
Selling, general and administrative	1,850	1,829	5,706	5,474
Research and development	931	1,040	3,033	3,085
Restructuring	607	--	607	--
Total operating expenses	3,388	2,869	9,346	8,559

(Loss) income from operations	(3,116)	307	(5,123)	666

Interest expense, net	(76)	(98)	(228)	(310)
Other (expense) income, net	(11)	(33)	27	(100)

(Loss) income before income tax benefit (expense)	(3,203)	176	(5,324)	256

Income tax benefit (expense)	2	91	(21)	81
Net (loss) income	(3,201)	267	(5,345)	337
Less: Net income attributable to the noncontrolling interest	--	--	--	--

Net (loss) income attributable to Aehr Test Systems common shareholders	$(3,201)	$267	$(5,345)	$337

Net (loss) income per share
Basic	$(0.14)	$0.01	$(0.24)	$0.02
Diluted	$(0.14)	$0.01	$(0.24)	$0.01

Shares used in per share calculations:
Basic	22,459	21,832	22,314	21,631
Diluted	22,459	22,641	22,314	22,838

The accompanying notes are an integral part of these
condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2019	2018	2019	2018

Net (loss) income	$(3,201)	$267	$(5,345)	$337

Other comprehensive (loss) income, net of tax: Net change in unrealized loss on investments	--	--	--	(3)
Net change in cumulative translation adjustments	10	37	(39)	97

Total comprehensive (loss) income	(3,191)	304	(5,384)	431
Less: Comprehensive (loss) income attributable to the noncontrolling interest	(1)	(1)	1	(1)

Comprehensive (loss) income, attributable to Aehr Test Systems common shareholders	$(3,190)	$305	$(5,385)	$432

The accompanying notes are an integral part of these
condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

				Accumulated		Total Aehr
			Additional	Other		Test		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’	Noncontrolling	Shareholders'
Three Months Ended February 28, 2019	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
Balances, November 30, 2018	22,356	$224	$83,830	$2,241	$(68,393)	$17,902	$(18)	$17,884

Issuance of common stock under employee plans	206	2	121	--	--	123	--	123
Stock-based compensation	--	--	225	--	--	225	--	225
Net loss	--	--	--	--	(3,201)	(3,201)	--	(3,201)
Foreign currency translation adjustment	--	--	--	11	--	11	(1)	10

Balances, February 28, 2019	22,562	$226	$84,176	$2,252	$(71,594)	$15,060	$(19)	$15,041

						Total Aehr
				Accumulated		Test
			Additional	Other		Systems		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’	Noncontrolling	Shareholders'
Nine Months Ended February 28, 2019	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
Balances, May 31, 2018	22,143	$221	$83,041	$2,292	$(66,249)	$19,305	$(20)	$19,285

Issuance of common stock under employee plans	419	5	430	--	--	435	--	435
Stock-based compensation	--	--	705	--	--	705	--	705
Net loss	--	--	--	--	(5,345)	(5,345)	--	(5,345)
Foreign currency translation adjustment	--	--	--	(40)	--	(40)	1	(39)

Balances, February 28, 2019	22,562	$226	$84,176	$2,252	$(71,594)	$15,060	$(19)	$15,041

						Total Aehr
				Accumulated		Test
			Additional	Other		Systems		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’	Noncontrolling	Shareholders'
Three Months Ended February 28, 2018	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
Balances, November 30, 2017	21,797	$218	$82,304	$2,306	$(66,707)	$18,121	$(19)	$18,102

Issuance of common stock under employee plans	146	1	125	--	--	126	--	126
Stock-based compensation	--	--	242	--	--	242	--	242
Net income	--	--	--	--	267	267	--	267
Foreign currency translation adjustment	--	--	--	38	--	38	(1)	37

Balances, February 28, 2018	21,943	$219	$82,671	$2,344	$(66,440)	$18,794	$(20)	$18,774

						Total Aehr
				Accumulated		Test
			Additional	Other		Systems		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’	Noncontrolling	Shareholders'
Nine Months Ended February 28, 2018	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
Balances, May 31, 2017	21,340	$213	$81,128	$2,249	$(66,777)	$16,813	$(19)	$16,794

Issuance of common stock under employee plans	603	6	721	--	--	727	--	727
Stock-based compensation	--	--	822	--	--	822	--	822
Net income	--	--	--	--	337	337	--	337
Net unrealized loss on investments	--	--	--	(3)	--	(3)	--	(3)
Foreign currency translation adjustment	--	--	--	98	--	98	(1)	97

Balances, February 28, 2018	21,943	$219	$82,671	$2,344	$(66,440)	$18,794	$(20)	$18,774

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	February 28,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(5,345)	$337
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation expense	705	822
Recovery of doubtful accounts	(3)	(3)
Depreciation and amortization	333	300
Accretion of investment discount	--	(24)
Changes in operating assets and liabilities:
Accounts receivable	871	(527)
Inventories	(121)	(2,392)
Prepaid expenses and other current assets	(47)	(603)
Accounts payable	(1,132)	(268)
Accrued expenses	431	31
Customer deposits and deferred revenue	(582)	(764)
Deferred rent	88	--
Income taxes payable	9	(5)
Net cash used in operating activities	(4,793)	(3,096)

Cash flows from investing activities:
Purchases of investments	--	(5,965)
Purchases of property and equipment	(124)	(458)
Net cash used in investing activities	(124)	(6,423)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee plans, net of taxes paid related to share settlement of equity awards	435	727
Net cash provided by financing activities	435	727

Effect of exchange rates on cash and cash equivalents	(66)	66

Net decrease in cash and cash equivalents	(4,548)	(8,726)

Cash and cash equivalents, beginning of period	16,848	17,803

Cash and cash equivalents, end of period	$12,300	$9,077

Supplemental disclosure of non-cash flow information:
Transfers of property and equipment to inventories	$20	$372

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

    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2018. There have been no significant changes in the Company’s significant accounting policies during the three and nine months ended February 28, 2019 except for revenue recognition.

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

    The adoption of ASC 606 did not have a material impact on the Company’s consolidated financial statements as of June 1, 2018. No adjustment was recorded to accumulated deficit as of the adoption date and reported revenue would not have been different under legacy GAAP. Additionally, the Company does not expect the adoption of the revenue standard to have a material impact to the Company’s net income on an ongoing basis.

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

    Income Taxes
    On December 22, 2017, the US government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the US tax code including but not limited to (1) reducing the US federal corporate tax rate from 34% to 21%; (2) requiring companies to pay a one-time transition tax on certain repatriated earnings of foreign subsidiaries; (3) generally eliminating US federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in US federal income of certain earnings of controlled foreign corporations; (5) creating a new limitation on deductible interest expense; (6) changing rules related to the uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017, and (7) repeals the corporate alternative minimum tax regime, or AMT, effective December 31, 2017 and permits existing minimum tax credits to offset the regular tax liability for any tax year. Consequently, the Company has accounted for the reduction of $6.4 million of deferred tax assets with an offsetting adjustment to the valuation allowance for the fiscal year ended 2018, and recorded a benefit of $90,000 for the Company’s Federal refundable AMT credit.

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

Accounting Standards Not Yet Adopted

    Financial Instruments
    In January 2016, the FASB issued an accounting standard update related to recognition and measurement of financial assets and financial liabilities. This standard changes accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, it clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. This standard is effective for us in fiscal year 2020. Early adoption is permitted. The Company does not expect a material impact of this new guidance on its consolidated financial statements.

    In June 2016, the FASB issued an accounting standard update that requires measurement and recognition of expected credit losses for financial assets held based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2021 on a modified retrospective basis, and early adoption in fiscal 2020 is permitted. The Company does not expect a material impact of this accounting standard update on its consolidated financial statements.

    Leases
    In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. The Company will adopt ASU 2016-02 utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of its first quarter of 2020. We are currently assessing the impact on our Consolidated Financial Statements and expect that the primary impact upon adoption will be the recognition of right-of-use assets and lease liabilities on the Company's Condensed Consolidated Balance Sheets for those leases currently classified as operating leases.

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

    The Company has elected the practical expedient under ASC 606 to not assess whether a contract has a significant financing component as the Company’s standard payment terms are less than one year.

Disaggregation of revenue

    The following tables show revenues by major product categories. Within each product category, contract terms, conditions and economic factors affecting the nature, amount, timing and uncertainty around revenue recognition and cash flow are substantially similar.

The Company’s revenues by product category are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2019	2018	2019	2018
Type of good / service:
Systems	$404	$4,345	$5,922	$12,851
Contactors	1,445	747	3,541	5,291
Services	1,314	2,301	4,351	4,144
	$3,163	$7,393	$13,814	$22,286

Product lines:
Wafer-level	$2,046	$2,934	$8,240	$9,898
Test During Burn-In	1,117	4,459	5,574	12,388
	$3,163	$7,393	$13,814	$22,286

    The following presents information about the Company’s operations in different geographic areas. Net sales are based upon ship-to location (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2019	2018	2019	2018
Geographic region:
United States	$2,203	$1,493	$9,407	$4,747
Asia	746	4,974	3,814	16,543
Europe	214	926	593	996
	$3,163	$7,393	$13,814	$22,286

  With the exception of the amount of service contracts and extended warranties, the Company’s product category revenues are recognized at point in time when control transfers to customers.

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2019	2018	2019	2018

Timing of revenue recognition:
Products and services transferred at a point in time	$2,507	$6,805	$11,897	$20,692
Services transferred over time	656	588	1,917	1,594
	$3,163	$7,393	$13,814	$22,286

Contract balances

    A receivable is recognized in the period the Company delivers goods or provides services or when the Company’s right to consideration is unconditional. The Company usually does not record contract assets because the Company has an unconditional right to payment upon satisfaction of the performance obligation, and therefore, a receivable is more commonly recorded than a contract asset.

    Contract liabilities include payments received in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities are reported on the Condensed Consolidated Balance Sheets at the end of each reporting period as a component of deferred revenue. Contract liabilities as of February 28, 2019 and May 31, 2018 were $1,507,000 and $2,089,000, respectively. During the three and nine months ended February 28, 2019, the Company recognized $185,000 and $1,179,000, respectively, of revenues that were included in contract liabilities as of May 31, 2018.

Remaining performance obligations

    On February 28, 2019, the Company had $833,000 of remaining performance obligations, which were comprised of deferred service contracts and extended warranty contracts not yet delivered. The Company expects to recognize approximately 18% of its remaining performance obligations as revenue in fiscal 2019, and an additional 82% in fiscal 2020 and thereafter. The foregoing excludes the value of other remaining performance obligations as they have original durations of one year or less, and also excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

Costs to obtain or fulfill a contract

    The Company generally expenses sales commissions when incurred as a component of selling, general and administrative expense as the amortization period is typically less than one year. Additionally, the majority of the Company’s cost of fulfillment as a manufacturer of products is classified as inventory and fixed assets, which are accounted for under the respective guidance for those asset types. Other costs of contract fulfillment are immaterial due to the nature of the Company’s products and their respective manufacturing process.

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

    The following table presents the computation of basic and diluted net (loss) income per share attributable to Aehr Test Systems common shareholders (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2019	2018	2019	2018

Numerator: Net (loss) income	$(3,201)	$267	$(5,345)	$337

Denominator for basic net (loss) income per share:
Weighted average shares outstanding	22,459	21,832	22,314	21,631

Shares used in basic net (loss) income per share calculation	22,459	21,832	22,314	21,631
Effect of dilutive securities	--	809	--	1,207

Denominator for diluted net (loss) income per share	22,459	22,641	22,314	22,838

Basic net (loss) income per share	$(0.14)	$0.01	$(0.24)	$0.02
Diluted net (loss) income per share	$(0.14)	$0.01	$(0.24)	$0.01

    For the purpose of computing diluted earnings per share, the weighted average number of potential common shares does not include stock options with an exercise price greater than the average fair value of the Company’s common stock for the period, as the effect would be anti-dilutive. In the three and nine months ended February 28, 2019 potential common shares have not been included in the calculation of diluted net loss per share as the effect would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for these periods are the same. Stock options to purchase 3,220,000 shares of common stock, RSUs for 34,000 shares and ESPP rights to purchase 327,000 ESPP shares were outstanding as of February 28, 2019, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive. Stock options to purchase 983,000 shares of common stock were outstanding as of February 28, 2018 but were not included in the computation of diluted net income per share, because the inclusion of such shares would be anti-dilutive. The 2,657,000 shares convertible under the convertible notes outstanding at February 28, 2019 and 2018 were not included in the computation of diluted net income (loss) per share, because the inclusion of such shares would be anti-dilutive.

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

Level 3 - instrument valuations are obtained without observable market values and require a high level of judgment to determine the fair value.

    The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of February 28, 2019 (in thousands):

	Balance as of
	February 28, 2019	Level 1	Level 2	Level 3
Money market funds	$10,581	$10,581	$--	$--
Assets	$10,581	$10,581	$--	$--

    The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of May 31, 2018 (in thousands):

	Balance as of May 31, 2018	Level 1	Level 2	Level 3
Money market funds	$7,813	$7,813	$--	$--
U.S. Treasury securities	5,983	5,983	--	--
Assets	$13,796	$13,796	$--	$--

    The U.S. Treasury securities as of May 31, 2018 have maturities of three months and have no unrealized gain or loss.

    Included in Money market funds as of February 28, 2019 and May 31, 2018 is $80,000 restricted cash for Letter of Credit.

    There were no financial liabilities measured at fair value as of February 28, 2019 and May 31, 2018.

    There were no transfers between Level 1 and Level 2 fair value measurements during the three and nine months ended February 28, 2019.

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

6. ACCOUNTS RECEIVABLE, NET

Accounts receivable represent customer trade receivables and is presented net of allowance for doubtful accounts of $0 at February 28, 2019 and $4,000 at May 31, 2018. Accounts receivable are derived from the sale of products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies. The Company’s allowance for doubtful accounts is based upon historical experience and review of trade receivables by aging category to identify specific customers with known disputes or collection issues. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received.

7. INVENTORIES

    Inventories are comprised of the following (in thousands):

	February 28,	May 31,
	2019	2018
Raw materials and sub-assemblies	$5,276	$5,747
Work in process	3,678	3,068
Finished goods	235	234
	$9,189	$9,049

    During the three and nine months ended February 28, 2019, the Company wrote down $795,000 and $802,000 of inventory, respectively. During the three and nine months ended February 28, 2018, the Company wrote down $7,000 and $91,000 of inventory, respectively.

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

    The following is a summary of changes in the Company's liability for product warranties during the three and nine months ended February 28, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2019	2018	2019	2018

Balance at the beginning of the period	$163	$133	$135	$113

Accruals for warranties issued during the period	30	5	176	251
Consumption of reserves	(30)	(22)	(148)	(248)

Balance at the end of the period	$163	$116	$163	$116

    The accrued warranty balance is included in accrued expenses on the accompanying condensed consolidated balance sheets.

9. CUSTOMER DEPOSITS AND DEFERRED REVENUE, SHORT-TERM

    Customer deposits and deferred revenue, short-term (in thousands):

	February 28,	May 31,
	2019	2018
Customer deposits	$674	$1,340
Deferred revenue	593	290
	$1,267	$1,630

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

    The maximum amount of $2,000,000 drawn against the Credit Facility has been converted to Convertible Notes, and at February 28, 2019 there was no remaining balance available to be drawn on the Credit Facility.

    The Company’s obligations under the Purchase Agreement are secured by substantially all of the assets of the Company.

    At the maturity date of April 10, 2019, the Company repaid the debt in an aggregate principal amount of $6,110,000 under the Purchase Agreement with QVT Fund LP and Quintessence Fund L.P.

12. STOCKHOLDERS’ EQUITY, COMPREHENSIVE INCOME AND STOCK-BASED COMPENSATION

ACCUMULATED OTHER COMPREHENSIVE INCOME

    Changes in the components of AOCI, net of tax, were as follows (in thousands):

	Cumulative Translation Adjustments	Unrealized Loss on Investments, Net	Total

Balance at May 31, 2018	$2,292	$--	$2,292
Other comprehensive (loss) income before reclassifications	(40)	--	(40)
Amounts reclassified out of AOCI	--	--	--
Other comprehensive (loss) income, net of tax	(40)	--	(40)
Balance at February 28, 2019	$2,252	$--	$2,252

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

    The following table summarizes the stock-based compensation expense for the three and nine months ended February 28, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2019	2018	2019	2018
Stock-based compensation in the form of employee stock options, RSUs and ESPP purchase rights, included in:
Cost of sales	$24	$28	$83	$107
Selling, general and administrative	137	162	421	530
Research and development	64	52	201	185
Total stock-based compensation	$225	$242	$705	$822

    As of February 28, 2019 and 2018, there were no stock-based compensation expenses capitalized as part of inventory.

    During the three months ended February 28, 2019 and 2018, the Company recorded stock-based compensation expense related to stock options and RSUs of $166,000 and $206,000, respectively. During the nine months ended February 28, 2019 and 2018, the Company recorded stock-based compensation expense related to stock options and RSUs of $505,000 and $614,000, respectively.

    As of February 28, 2019, the total compensation expense related to unvested stock-based awards under the Company’s 2016 Equity Incentive Plan, but not yet recognized, was approximately $1,466,000, which is net of estimated forfeitures of $4,000. This expense will be amortized on a straight-line basis over a weighted average period of approximately 3.1 years.

    During the three months ended February 28, 2019 and 2018, the Company recorded stock-based compensation expense related to the ESPP of $59,000 and $36,000, respectively. During the nine months ended February 28, 2019 and 2018, the Company recorded stock-based compensation expense related to the ESPP of $200,000 and $208,000, respectively.

    As of February 28, 2019, the total compensation expense related to purchase rights under the ESPP but not yet recognized was approximately $174,000. This expense will be amortized on a straight-line basis over a weighted average period of approximately 1.2 years.

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

    Fair Value. The fair value of the Company’s stock options granted to employees for the three and nine months ended February 28, 2019 and 2018 were estimated using the following weighted average assumptions in the Black-Scholes option valuation model:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2019	2018	2019	2018

Expected term (in years)	5	4	5	4
Volatility	0.69	0.73	0.72	0.77
Risk-free interest rate	2.77%	2.31%	2.83%	1.81%
Weighted average grant date fair value	$1.01	$1.53	$1.34	$2.17

    The fair values of the ESPP purchase rights granted for the nine months ended February 28, 2019 were estimated using the following weighted-average assumptions:

Nine Months Ended
February 28, 2019

Expected term (in years)	0.5-2.0
Volatility	0.48-0.64
Expected dividend	$0.00
Risk-free interest rates	2.40% -2.82%
Estimated forfeiture rate	0%
Weighted average grant date fair value	$1.15

    There were no ESPP purchase rights granted to employees for the three months ended February 28, 2019 and 2018, and nine months ended February 28, 2018. During the nine months ended February 28, 2019, ESPP purchase rights of 327,000 were granted. Total ESPP shares issued during the nine months ended February 28, 2019 and 2018 were 64,000 and 116,000 shares, respectively. As of February 28, 2019, there were 430,000 ESPP shares available for issuance.

    The following tables summarize the Company’s stock option and RSU transactions during three and nine months ended February 28, 2019 (in thousands):

Available
Shares
Balance, May 31, 2018	1,812

Options granted	(441)
Shares cancelled	13
Shares expired	(11)

Balance, August 31, 2018	1,373

Options granted	(248)
Shares cancelled	45
Shares expired	(33)

Balance, November 30, 2018	1,137

Options granted	(100)
Shares cancelled	51
Shares expired	(1)

Balance, February 28, 2019	1,087

   The following table summarizes the stock option transactions during the three and nine months ended February 28, 2019 (in thousands, except per share data):

	Outstanding Options
		Weighted
	Number	Average	Aggregate
	of	Exercise	Intrinsic
	Shares	Price	Value
Balances, May 31, 2018	2,859	$2.04	$1,987

Options granted	441	$2.40
Options cancelled	(13)	$1.64
Options exercised	(98)	$1.12

Balances, August 31, 2018	3,189	$2.12	$1,757

Options granted	248	$2.03
Options cancelled	(45)	$2.70
Options exercised	(19)	$1.09

Balances, November 30, 2018	3,373	$2.11	$679

Options granted	100	$1.71
Options cancelled	(51)	$1.72
Options exercised	(202)	$0.61

Balances, February 28, 2019	3,220	$2.20	$120

Options fully vested and expected to vest at February 28, 2019	3,184	$2.20	$120

 The options outstanding and exercisable at February 28, 2019 were in the following exercise price ranges (in thousands, except per share data):

	Options Outstanding			Options Exercisable
	at February 28, 2019			at February 28, 2019
Range of Exercise Prices	Number Outstanding Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.80-$0.97	47	0.77	$0.85	47	0.77	$0.85
$1.09-$1.28	498	0.97	$1.28	498	0.97	$1.28
$1.68-$2.06	763	4.76	$1.83	386	3.54	$1.79
$2.10-$2.81	1,651	3.88	$2.43	1,199	2.98	$2.44
$3.46-$3.93	261	5.41	$3.86	128	5.45	$3.78
$0.80-$3.93	3,220	3.72	$2.20	2,258	2.73	$2.11	$120

    The total intrinsic value of options exercised during the three and nine months ended February 28, 2019 was $160,000 and $322,000, respectively. The total intrinsic value of options exercised during the three and nine months ended February 28, 2018 was $214,000 and $959,000, respectively. The weighted average remaining contractual life of the options exercisable and expected to be exercisable at February 28, 2019 was 3.70 years.

    There were no RSUs granted to employees during the three and nine months ended February 28, 2019, and during the three months ended February 28, 2018. During the nine months ended February 28, 2018, RSUs for 64,000 shares were granted to employees. The market value on the date of the grant of these RSUs was $3.93 per share. During the three and nine months ended February 28, 2019, 4,000 and 13,000 RSUs became fully vested, respectively. During the three and nine months ended February 28, 2018, 4,000 and 11,000 RSUs became fully vested respectively. As of February 28, 2019, 34,000 RSUs remain unvested which had an intrinsic value of $50,000. 85,000 RSUs were unvested at February 28, 2018 which had an intrinsic value of $194,000.

13. SEGMENT INFORMATION

    The Company has only one reportable segment. The information for revenue category by type, product line, geography and timing of revenue recognition, is summarized in Note “3. REVENUE.”

  Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in thousands):

	February 28,	May 31,
	2019	2018
United States	$934	$1,156
Asia	39	40
Europe	2	7
	$975	$1,203

    There were no revenues through distributors for the three and nine months ended February 28, 2019 and 2018.

    The Company’s Japanese and German subsidiaries primarily comprise the foreign operations. Substantially all of the sales of the subsidiaries are made to unaffiliated Japanese or European customers. Net sales from outside the United States include those of Aehr Test Systems Japan K.K. and Aehr Test Systems GmbH.

    Sales to the Company’s five largest customers accounted for approximately 90% and 81% of its net sales in the three and nine months ended February 28, 2019, respectively. Four customers accounted for approximately 27%, 25%, 22% and 13% of the Company’s net sales in the three months ended February 28, 2019. Four customers accounted for approximately 31%, 18%, 16% and 12% of the Company’s net sales in the nine months ended February 28, 2019. Sales to the Company’s five largest customers accounted for approximately 93% and 93% of its net sales in the three and nine months ended February 28, 2018, respectively. Four customers accounted for approximately 31%, 25%, 16% and 12% of the Company’s net sales in the three months ended February 28, 2018. Three customers accounted for approximately 35%, 34% and 13% of the Company’s net sales in the nine months ended February 28, 2018. No other customers represented more than 10% of the Company’s net sales in the three and nine months ended February 28, 2019 and 2018.

14. RESTRUCTURING

    During the three months ended February 28, 2019, the Company implemented a restructuring plan in order to streamline its operations and better align its structure with its objectives going forward. In connection with the restructuring plan, the Company expects to incur restructuring charges of $0.7 million related to employee termination expenses. Of this amount, the Company recognized $0.6 million of restructuring charges during the three months ended February 28, 2019, and the balance of $0.1 million is expected to be recognized in the next quarter with the completion of future required services. The restructuring charges of $0.6 million during the three months ended February 28, 2019 were recorded in accrued expenses on the accompanying condensed consolidated balance sheets. There were no payments made during the three months ended February 28, 2019. There were no restructuring charges incurred for the three and nine months ended February 28, 2018.

15. SUBSEQUENT EVENT

    At the maturity date of April 10, 2019, the Company repaid the debt in an aggregate principal amount of $6.1 million under the Purchase Agreement with QVT Fund LP and Quintessence Fund L.P.

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

    There have been no material changes to our critical accounting policies and estimates during the nine months ended February 28, 2019 compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2018.

RESULTS OF OPERATIONS

    The following table sets forth items in our unaudited condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2019	2018	2019	2018

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	91.4	57.0	69.4	58.6
Gross profit	8.6	43.0	30.6	41.4

Operating expenses:
Selling, general and administrative	58.5	24.7	41.3	24.6
Research and development	29.4	14.1	22.0	13.8
Restructuring	19.2	--	4.4	--
Total operating expenses	107.1	38.8	67.7	38.4

(Loss) income from operations	(98.5)	4.2	(37.1)	3.0

Interest expense, net	(2.4)	(1.3)	(1.7)	(1.4)
Other (expense) income, net	(0.4)	(0.5)	0.3	(0.5)

(Loss) income before income tax benefit (expense)	(101.3)	2.4	(38.5)	1.1

Income tax benefit (expense)	0.1	1.2	(0.2)	0.4
Net (loss) income	(101.2)	3.6	(38.7)	1.5
Less: Net income attributable to the noncontrolling interest	--	--	--	--

Net (loss) income attributable to Aehr Test Systems common shareholders	(101.2)%	3.6%	(38.7)%	1.5%

THREE MONTHS ENDED FEBRUARY 28, 2019 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 2018

    NET SALES. Net sales decreased to $3.2 million for the three months ended February 28, 2019 from $7.4 million for the three months ended February 28, 2018, a decrease of 57.2%. The decrease in net sales for the three months ended February 28, 2019 was primarily due to the decrease in net sales of both our wafer-level products and our Test During Burn-in (TDBI) products. Net sales of the wafer-level products for the three months ended February 28, 2019 were $2.0 million, and decreased approximately $0.9 million from the three months ended February 28, 2018. Net sales of the TDBI products for the three months ended February 28, 2019 were $1.1 million, and decreased approximately $3.3 million from the three months ended February 28, 2018.

    GROSS PROFIT. Gross profit decreased to $0.3 million for the three months ended February 28, 2019 from $3.2 million for the three months ended February 28, 2018, a decrease of approximately 91.4%. Gross profit margin decreased to 8.6% for the three months ended February 28, 2019 from 43.0% for the three months ended February 28, 2018. The lower gross profit margin for the three months ended February 28, 2019 was primarily due to a higher level of inventory write-downs recorded and was also impacted by higher unabsorbed overhead charged to cost of goods sold due to lower manufacturing and revenue levels in the quarter.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased to $1.9 million for the three months ended February 28, 2019 from $1.8 million for the three months ended February 28, 2018, an increase of 1.1%. The increase in SG&A expenses was primarily due to an increase in employment related expenses.

    RESEARCH AND DEVELOPMENT. R&D expenses decreased to $0.9 million for the three months ended February 28, 2019 from $1.0 million for the three months ended February 28, 2018, a decrease of 10.5%. The decrease in R&D expenses was primarily due to a decrease in project expenses.

    RESTRUCTURING. Restructuring charges for the three months ended February 28, 2019 were related to a restructuring plan implemented in February 2019 in order to streamline our operations and better align our structure with our objectives going forward. We recognized $0.6 million of employee termination expenses for the three months ended February 28, 2019. There were no restructuring charges incurred for the three months ended February 28, 2018.

    INTEREST EXPENSE, NET. Interest expense, net was $76,000 and $98,000 for the three months ended February 28, 2019 and 2018, respectively. The lower interest expense, net in the three months ended February 28, 2019 was primarily a result of higher interest income due to the increase in the market interest rates on our cash and investment portfolio during the period compared with the three months ended February 28, 2018.

    OTHER (EXPENSE) INCOME, NET. Other expense, net was $11,000 and $33,000 for the three months ended February 28, 2019 and 2018, respectively. The change in other expense, net was primarily due to losses realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

    INCOME TAX BENEFIT (EXPENSE). Income tax benefit was $2,000 for the three months ended February 28, 2019 compared with income tax benefit of $91,000 for the three months ended February 28, 2018. The income tax benefit in the three months ended February 28, 2018 was primarily due to the impact of the “Tax Cuts and Jobs Act” enacted on December 22, 2017, specifically, the provision which made our alternative minimum tax credit refundable by 2022.

NINE MONTHS ENDED FEBRUARY 28, 2019 COMPARED TO NINE MONTHS ENDED FEBRUARY 28, 2018

    NET SALES. Net sales decreased to $13.8 million for the nine months ended February 28, 2019 from $22.3 million for the nine months ended February 28, 2018, a decrease of 38.0%. The decrease in net sales for the nine months ended February 28, 2019 was primarily due to the decrease in net sales of both our wafer-level products and our TDBI products. Net sales of the wafer-level products for the nine months ended February 28, 2019 were $8.2 million, and decreased approximately $1.7 million from the nine months ended February 28, 2018. Net sales of the TDBI products for the nine months ended February 28, 2019 were $5.6 million, and decreased approximately $6.8 million from the nine months ended February 28, 2018.

    GROSS PROFIT. Gross profit decreased to $4.2 million for the nine months ended February 28, 2019 from $9.2 million for the nine months ended February 28, 2018, a decrease of 54.2%. Gross profit margin decreased to 30.6% for the nine months ended February 28, 2019 from 41.4% for the nine months ended February 28, 2018. The decrease in gross profit margin was primarily a result of the higher level of inventory write-downs recorded in the nine months ended February 28, 2019 and manufacturing inefficiencies due to a lower level of net sales.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased to $5.7 million for the nine months ended February 28, 2019 from $5.5 million for the nine months ended February 28, 2018, an increase of 4.2%. The increase in SG&A expenses was primarily due to an increase in employment related expenses.

    RESEARCH AND DEVELOPMENT. R&D expenses decreased to $3.0 million for the nine months ended February 28, 2019 from $3.1 million for the nine months ended February 28, 2018, a decrease of 1.7%. The decrease in R&D expenses was primarily due to a decrease in project expenses.

    RESTRUCTURING. Restructuring charges for the nine months ended February 28, 2019 were related to a restructuring plan implemented in February 2019 in order to streamline our operations and better align our structure with our objectives going forward. We recognized $0.6 million of employee termination expenses for the nine months ended February 28, 2019. There were no restructuring charges incurred for the nine months ended February 28, 2018.

    INTEREST EXPENSE, NET. Interest expense, net was $228,000 and $310,000 for the nine months ended February 28, 2019 and 2018, respectively. The lower interest expense, net in the nine months ended February 28, 2019 was primarily a result of higher interest income due to the increase in the market interest rates on our cash and investment portfolio during the period compared with the nine months ended February 28, 2018.

    OTHER INCOME (EXPENSE), NET. Other income, net was $27,000 for the nine months ended February 28, 2019 compared with other expense, net of $100,000 for the nine months ended February 28, 2018. The change in other income (expense), net was primarily due to gains or losses realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

    INCOME TAX BENEFIT (EXPENSE). Income tax expense was $21,000 for the nine months ended February 28, 2019 compared with income tax benefit of $81,000 for the nine months ended February 28, 2018. The income tax benefit in the nine months ended February 28, 2018 was primarily due to the impact of the “Tax Cuts and Jobs Act” enacted on December 22, 2017, specifically, the provision which made our alternative minimum tax credit refundable by 2022.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was $4.8 million and $3.1 million for the nine months ended February 28, 2019 and 2018, respectively. For the nine months ended February 28, 2019, net cash used in operating activities was primarily the result of net loss of $5.3 million, as adjusted to exclude the effect of non-cash charges of stock-based compensation expense of $0.7 million and depreciation and amortization expenses of $0.3 million. Net cash used in operations was also impacted by a decrease in accounts payable of $1.1 million, partially offset by a decrease in accounts receivable of $0.9 million. The decrease in accounts payable was primarily due to lower expenditures associated with lower revenue. The decrease in accounts receivable was primarily due to a decrease in sales. For the nine months ended February 28, 2018, net cash used in operating activities was primarily the result of the changes in operating assets and liabilities including the increases in inventories, prepaid expenses and other current assets, and accounts receivable of $2.4 million, $0.6 million and $0.5 million, respectively, and a decrease of customer deposits and deferred revenue of $0.8 million. Net cash used in operating activities was also impacted by net income of $0.3 million, as adjusted to exclude the effect of non-cash charges of stock-based compensation expense of $0.8 million and depreciation and amortization of $0.3 million. The increase in inventories was to support expected future shipments for customer orders. The increase in prepaid expenses and other current assets was primarily due to down payments to certain vendors. The increase in accounts receivable was primarily due to large shipments toward the end of the quarter. The decrease in customer deposits and deferred revenue was primarily due to the shipments against customer orders with down payments.

    Net cash used in investing activities was $0.1 million and $6.4 million for the nine months ended February 28, 2019 and 2018, respectively. During the nine months ended February 28, 2019, net cash used in investing activities was due to the purchases of property and equipment. During the nine months ended February 28, 2018, net cash used in investing activities was due to the purchase of available for sale securities of $6.0 million, which did not affect our liquidity, and the purchases of property and equipment of $0.5 million.

Financing activities provided cash of $0.4 million and $0.7 million for the nine months ended February 28, 2019 and 2018, respectively. Net cash provided by financing activities during the nine months ended February 28, 2019 and 2018 was due to the proceeds from the issuance of common stock under employee plans.

    The effect of fluctuation in exchange rates decreased cash by $66,000 for the nine months ended February 28, 2019 and increased cash by $66,000 for the nine months ended February 28, 2018. The changes were due to the fluctuation in the value of the dollar compared to foreign currencies.

    As of February 28, 2019 and May 31, 2018, we had working capital of $14.2 million and $18.3 million, respectively.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    We had no holdings of derivative financial or commodity instruments as of February 28, 2019 or May 31, 2018.

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

Aehr Test Systems
(Registrant)

Date: April 12, 2019	By:	/s/ GAYN ERICKSON
Gayn Erickson
President and Chief Executive Officer

Date: April 12, 2019	By:	/s/ KENNETH B. SPINK
Kenneth B. Spink
Vice President of Finance and Chief Financial Officer