Form 10-K
period 2019-05-31
AEHR TEST SYSTEMS
filed 2019-08-28
CIK 1040470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2019

or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________

Commission file number: 000-22893.

AEHR TEST SYSTEMS
(Exact name of registrant as specified in its charter)

CALIFORNIA	94-2424084
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

400 KATO TERRACE, FREMONT, CA	94539
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 623-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AEHR	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [X]	Smaller reporting company [X]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [ ] No [X]

The aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates of the registrant, based upon the closing price of $1.88 on November 30, 2018, as reported on the NASDAQ Capital Market, was $36,887,600. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock (other than such persons of whom the Registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

The number of shares of registrant’s common stock, par value $0.01 per share, outstanding at July 31, 2019 was 22,720,686.

AEHR TEST SYSTEMS

FORM 10-K
FISCAL YEAR ENDED MAY 31, 2019

TABLE OF CONTENTS

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “plan,” “intend,” “expect,” “could,” “target,” “project,” “should,” “predict,” “potential,” “would,” “seek” and similar expressions and the negative of those expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. These risks include but are not limited to those factors identified in “Risk Factors” beginning on page 10 of this Annual Report on Form 10-K, those factors that we may from time to time identify in our periodic filings with the Securities and Exchange Commission, as well as other factors beyond our control. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. Unless the context requires otherwise, references in this Form 10-K to “Aehr Test,” the “Company,” “we,” “us” and “our” refer to Aehr Test Systems.

PART I

Item 1. Business

THE COMPANY

    Aehr Test was incorporated in the state of California on May 25, 1977. We develop, manufacture and sell systems that are designed to reduce the cost of testing and to perform reliability screening and stress testing, burn-in or cycling, of homogeneous and heterogenous logic and memory integrated circuits (ICs), sensors and optical devices. These systems can be used to simultaneously perform parallel testing and burn-in of packaged ICs, singulated bare die or ICs still in wafer form. The expanding automotive, mobility, networking, and telecommunications markets require ICs that meet increased quality and reliability specifications. To meet these needs, IC manufacturers are increasing capacity and performing additional testing and burn-in of their products, creating opportunities for Aehr Test products in package and wafer-level testing. Leveraging its expertise as a long-time leading provider of burn-in equipment, and having installed over 2,500 systems worldwide, the Company has developed and introduced several innovative product families, including the ABTSTM and FOXTM systems, the WaferPakTM contactor and the DiePak® carrier. The latest ABTS family of packaged part burn-in and test systems can perform test during burn-in of complex devices, such as digital signal processors, microprocessors, microcontrollers, memory and systems-on-a-chip, and offers individual temperature control for high-power advanced logic devices. The FOX systems are full wafer contact parallel test and burn-in systems designed to make contact with all pads of a wafer simultaneously, thus enabling full wafer parallel test and burn-in. They are also used for parallel test and burn-in of singulated die or very small multi-IC modules. The WaferPak contactor includes a full-wafer probe card for use in testing wafers in FOX systems. The DiePak carrier is a reusable, temporary package that enables IC manufacturers to perform cost-effective test and burn-in of singulated bare die or very small multi-IC modules.

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

    Testing and reliability screening involve multiple steps. The first set of tests is typically performed by IC manufacturers before the processed semiconductor wafer is cut into individual die, in order to avoid the cost of packaging defective die into their packages. This “wafer probe” testing can be performed on one or many die at a time, including testing the entire wafer at once. Most leading-edge microprocessors, microcontrollers, digital signal processors, memory ICs, sensors and optical devices (such as vertical-cavity surface-emitting lasers, or VCSELs) then undergo an extensive reliability screening and stress testing procedure known as burn-in or cycling, depending on the application. This can either be done at the wafer level, before the die are packaged, or at the package level, after the die are packaged. The burn-in process screens for early failures by operating the IC at elevated voltages and temperatures, at up to 150 degrees Celsius (302 degrees Fahrenheit) or higher. Depending upon the application, the burn-in times can range anywhere from minutes and hours to days. A typical burn-in system can process thousands of ICs simultaneously. After burn-in, the ICs undergo a final test process using automatic test equipment, or testers. For example, this cycling process screens flash memory devices for failure to meet write/erase cycling endurance requirements.

PRODUCTS

    The Company manufactures and markets full wafer contact test systems, test during burn-in systems, test fixtures and related accessories.

    All of the Company’s systems are platform-based systems with a portfolio of current, voltage, digital and thermal capabilities, allowing them to be configured with optional features to meet customer requirements. Systems can be configured for use in production applications, where capacity, throughput and price are most important, or for reliability engineering and quality assurance applications, where performance and flexibility, such as extended temperature ranges, are essential.

    FULL WAFER CONTACT SYSTEMS

    The FOX-XP test and burn-in system, introduced in July 2016, is designed for devices in wafer, singulated die, and module form that require test and burn-in times typically measured in hours to days. The FOX-XP system can test and burn-in up to 18 wafers at a time. For high reliability applications, such as automotive, mobile devices, networking, telecommunications, sensors, and solid-state devices, the FOX-XP system is a cost-effective solution for producing tested and burned-in die for use in multi-chip packages. Using Known-Good Die, or KGD, which are fully burned-in and tested die, in multi-chip packages helps assure the reliability of the final product and lowers costs by increasing the yield of high-cost multi-chip packages. Wafer-level burn-in and test enables lower cost production of KGD for multi-chip modules, 3-D stacked packages and systems-in-a-package. The FOX-P platform has been extended for burn-in and test of small multi-die modules by using DiePak carriers. The DiePak carrier with its multi-module sockets and high wattage dissipation capabilities has a capacity of hundreds of die or modules, much higher than the capacity of a traditional burn-in system with traditional single-device sockets and heat sinks. This capability was introduced in March 2017.

    The FOX-NP was introduced in January 2019 and is a low-cost entry-level system to provide a configuration and price point for companies to do initial production qualification and new product introduction, enabling an easier transition to the FOX-XP system for high volume production test. The FOX-NP system is 100% compatible with the FOX-XP system and is configurable with up to two slot assemblies per system compared to up to 18 slot assemblies in the FOX-XP system.

    The FOX-CP was introduced in February 2019 and is a new low-cost single-wafer compact test and reliability verification solution for logic, memory and photonic devices. The FOX-CP reduces test cost by functionally testing wafers during reliability screening to identify failing logic, memory or photonic die before the die are integrated into their final package, and is optimal for test times ranging from minutes to a few hours or where multiple touchdowns are required to test the entire wafer. The FOX-CP includes an integrated prober which is equipped with optics for automatic pattern recognition so that the wafer is aligned properly for the testing process. It complements the capabilities of the FOX-XP and FOX-NP systems, which are optimal when the test time is measured in hours or days and the full wafer can be tested in a single touchdown.

    The FOX-1P full wafer parallel test system, introduced in October 2014, is designed for massively parallel test of devices at wafer level. The FOX-1P system is designed to make electrical contact to and test all of the die on a wafer in a single touchdown. The FOX-1P test head and WaferPak contactor are compatible with industry-standard 300 mm wafer probers, which provide the wafer handling and alignment automation for the FOX-1P system. The FOX-1P pattern generator is designed to functionally test industry-standard memory devices such as flash and DRAMs, plus it is optimized to test memory or logic ICs that incorporate design for testability, or DFT, and built-in self-test, or BIST. The FOX-1P universal per-pin architecture is designed to provide per-pin electronics and per-device power supplies and is tailored to full-wafer functional test. The Company believes that the FOX-1P system can significantly reduce the cost of testing IC wafers. The Company’s FOX-1P system was partially funded through a development agreement with a leading semiconductor manufacturer. The Company received the first production order of this new system and shipped the first system in July 2016.

    The FOX-15 full wafer parallel test system, the predecessor to the FOX-XP system, was introduced in October 2007 and was designed for full-wafer test and burn-in. The FOX-15 system is nearing the end of its lifecycle and limited shipments are expected in the future.

    One of the key components of the FOX systems is the patented WaferPak contactor system. The WaferPak contactor contains a full-wafer single-touchdown probe card which is easily removable from the system. Traditional probe cards contact only a portion of the wafer, requiring multiple touchdowns to test the entire wafer. The unique design is intended to accommodate a wide range of contactor technologies so that the contactor technology can evolve along with the changing requirements of the customer’s wafers. The WaferPak contactors are custom designed for each device type, each of which has a typical lifetime of 2 to 7 years, depending on the device life cycle. Therefore, multiple sets of WaferPak contactors could be purchased over the life of a FOX system.

    A key new component of the FOX-XP and FOX-NP systems is the patented DiePak carrier system. The DiePak carrier contains many multi-module or die sockets with very fine-pitch probes which are easily removable from the system. Traditional sockets contact only a single device, requiring multiple large numbers of sockets and burn-in boards to test a production lot of devices. The unique design accommodates a wide range of socket sizes and densities so that the DiePak carrier technology can evolve along with the changing requirements of the customer’s devices. The DiePak carriers are custom designed for each device type, each of which has a typical lifetime of 2 to 7 years, depending on the device life cycle. Therefore, multiple sets of DiePak carriers could be purchased over the life of a FOX-XP or FOX-NP system.

    Another key component of our FOX-XP, FOX-NP and FOX-15 test cell is the WaferPak Aligner. The WaferPak Aligner performs alignment of the customer’s wafer to the WaferPak contactor so that the wafer can be tested and burned-in by the FOX-XP, FOX-NP and FOX-15 systems. The Company offers an automated aligner for high volume production applications, which can support several FOX-XP, FOX-NP or FOX-15 systems, and a manual aligner for low volume production or engineering applications.

    Similar to the WaferPak Aligner for WaferPak contactors, the Company offers the DiePak Loader for DiePak carriers. The DiePak Loader performs automatic loading of the customer’s modules to the DiePak carrier so that the modules can be tested and burned-in by the FOX-XP and FOX-NP system. Typically, one DiePak Loader can support several FOX-XP or FOX-NP systems.

    Net sales of full wafer contact systems for fiscal 2019, 2018 and 2017 were $14.6 million, $13.1 million, and $9.6 million, respectively, and accounted for approximately 69%, 44% and 51% of the Company’s net sales in fiscal 2019, 2018 and 2017, respectively.

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

    Devices being tested are placed on BIBs and loaded into environmental chambers which typically operate at temperatures from 25 degrees Celsius (77 degrees Fahrenheit) up to 150 degrees Celsius (302 degrees Fahrenheit). Using our optional chambers, our systems can produce temperatures as low as -55 degrees Celsius (-67 degrees Fahrenheit). A single BIB can hold up to several hundred ICs, and a production chamber holds up to 72 BIBs, resulting in thousands of memory or logic devices being tested in a single system.

    The Advanced Burn-in and Test System, or ABTS, was introduced in fiscal 2008. Several updates to the ABTS system have been made since its introduction, including the ABTS-P system released in 2012. The ABTS family of products is based on a hardware and software architecture that is intended to address not only today’s devices, but also future devices for many years to come. The ABTS system can test and burn-in both high-power logic and low-power ICs. It can be configured to provide individual device temperature control for devices up to 70W or more and with up to 320 I/O channels.

    Net sales of packaged part systems for fiscal 2019, 2018 and 2017 were $6.4 million, $16.5 million, and $9.2 million, respectively, and accounted for approximately 31%, 56% and 49% of the Company’s net sales in fiscal 2019, 2018 and 2017, respectively.

    TEST FIXTURES

    The Company sells, and licenses others to manufacture and sell, custom-designed test fixtures for its systems. The test fixtures include BIBs for its packaged part burn-in systems. These test fixtures hold the devices undergoing test or burn-in and electrically connect the devices under test to the system electronics. The capacity of each test fixture depends on the type of device being tested or burned-in, ranging from several hundred in memory production to as few as eight for high pin-count complex Application Specific Integrated Circuits, or ASICs, or microprocessor devices. Test fixtures are sold both with new Aehr Test systems and for use with the Company’s installed base of systems. Test fixtures are also available from third-party suppliers.

    The Company has received patents or applied for patents on certain features of the FOX and ABTS test fixtures. The Company has licensed or authorized several other companies to provide BIBs from which the Company receives royalties. Royalties and revenue for the test fixtures product category accounted for less than 1% of net sales in fiscal 2019, 2018 and 2017.

CUSTOMERS

    The Company markets and sells its products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies.

    Sales to the Company’s five largest customers accounted for approximately 80%, 86%, and 93% of its net sales in fiscal 2019, 2018 and 2017, respectively. During fiscal 2019, Intel Corporation, or Intel, Texas Instruments Incorporated, or Texas Instruments, Cypress Semiconductor Corporation, or Cypress Semiconductor, and STMicroelectronics, Inc., or STMicroelectronics, accounted for approximately 36%, 14%, 12% and 10%, respectively, of the Company’s net sales. During fiscal 2018, Texas Instruments, STMicroelectronics, and Astronics Test Systems, Inc., or Astronics Test Systems, accounted for approximately 34%, 26% and 13%, respectively, of the Company’s net sales. During fiscal 2017, Texas Instruments, STMicroelectronics, Intel and Cypress Semiconductor accounted for approximately 45%, 19%, 17% and 10%, respectively, of the Company’s net sales. No other customers accounted for more than 10% of the Company’s net sales for any of these periods. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. In addition, sales to particular customers may fluctuate significantly from quarter to quarter. Such fluctuations may result in changes in utilization of the Company’s facilities and resources. The loss of or reduction or delay in orders from a significant customer or a delay in collecting or failure to collect accounts receivable from a significant customer could materially and adversely affect the Company’s business, financial condition and operating results.

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

BACKLOG

    At May 31, 2019, the Company’s backlog was $7.5 million compared with $8.4 million at May 31, 2018. The Company’s backlog consists of product orders for which confirmed purchase orders have been received and which are scheduled for shipment within 12 months. Due to the possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments or development projects, the Company’s backlog as of a particular date may not be indicative of net sales for any succeeding period.

RESEARCH AND PRODUCT DEVELOPMENT

    The Company historically has devoted a significant portion of its financial resources to research and development programs and expects to continue to allocate significant resources to these efforts. Certain research and development expenditures related to non-recurring engineering milestones have been transferred to cost of goods sold, reducing research and development expenses. The Company’s research and development expenses during fiscal 2019, 2018 and 2017 were $4.2 million, $4.2 million and $4.7 million, respectively.

    The Company conducts ongoing research and development to design new products and to support and enhance existing product lines. Building upon the expertise gained in the development of its existing products, the Company has developed the FOX family of systems for performing test and burn-in of entire processed wafers, and burn-in of devices in singulated die and module form, including the FOX-NP and FOX-CP systems released during fiscal 2019. The Company is developing enhancements to the ABTS and FOX families of products, intended to improve the capability and performance for testing and burn-in of future generation devices and provide the flexibility in a wide variety of applications.

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

    The Company’s test fixture products face numerous regional competitors. There are limited barriers to entry into the BIB market, and as a result, many companies design and manufacture BIBs, including BIBs for use with the Company’s packaged part systems. The Company has granted royalty-bearing licenses to several companies to make BIBs for use with the Company’s packaged part systems and the Company may grant additional licenses as well. Sales of BIBs by licensees result in royalties to the Company.

    The Company expects that its DiePak products for burning-in and testing multiple singulated die and small modules face significant competition. The Company believes that several companies have developed or are developing products which are intended to enable test and burn-in of multiple bare die, and small modules. The Company expects that other competitors will emerge. The Company expects that the primary competitive factors in this market will be cost, performance, reliability and assured supply. Suppliers with products that compete with our single die DiePak products include Chroma ATE Inc.

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

PROPRIETARY RIGHTS

    The Company relies primarily on the technical and creative ability of its personnel, its proprietary software, and trade secrets and copyright protection, rather than on patents, to maintain its competitive position. The Company’s proprietary software is copyrighted and licensed to the Company’s customers. At May 31, 2019, the Company held 53 issued United States patents with expiration date ranges from 2019 to 2038 and had several additional United States patent applications and foreign patent applications pending.

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

EMPLOYEES

    As of May 31, 2019, the Company, including its two foreign subsidiaries and one branch office, employed 79 persons collectively, on a full-time basis, of whom 17 were engaged in research, development and related engineering, 26 were engaged in manufacturing, 23 were engaged in marketing, sales and customer support and 13 were engaged in general administration and finance functions. In addition, the Company from time to time employs a number of contractors and part-time employees, particularly to perform customer support and manufacturing. The Company’s success is in part dependent on its ability to attract and retain highly skilled workers, who are in high demand. None of the Company’s employees are represented by a union and the Company has never experienced a work stoppage. The Company’s management considers its relations with its employees to be good.

BUSINESS SEGMENT DATA AND GEOGRAPHIC AREAS

    The Company operates in a single business segment, the designing, manufacturing and marketing of advanced test and burn-in products to the semiconductor manufacturing industry in several geographic areas. Selected financial information, including net sales and property and equipment, net for each of the last three fiscal years, by geographic area is included in Part II, Item 8, Note 2 “REVENUE” and Note 14 “SEGMENT INFORMATION” and certain risks related to such operations are discussed in Part I, Item 1A, under the heading “We sell our products and services worldwide, and our business is subject to risks inherent in conducting business activities in geographic regions outside of the United States.”

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

    The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and contract assemblers accounting for a substantial portion of the purchases of semiconductor equipment. Sales to our five largest customers accounted for approximately 80%, 86%, and 93% of our net sales in fiscal 2019, 2018 and 2017, respectively. During fiscal 2019, Intel, Texas Instruments, Cypress Semiconductor and STMicroelectronics, accounted for approximately 36%, 14%, 12% and 10%, respectively, of the Company’s net sales. During fiscal 2018, Texas Instruments, STMicroelectronics, and Astronics Test Systems, accounted for approximately 34%, 26% and 13%, respectively, of the Company’s net sales. During fiscal 2017, Texas Instruments, STMicroelectronics, Intel, and Cypress Semiconductor, accounted for approximately 45%, 19%, 17% and 10%, respectively, of the Company’s net sales. No other customers accounted for more than 10% of our net sales for any of these periods.

    We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our net sales for the foreseeable future. In addition, sales to particular customers may fluctuate significantly from quarter to quarter. The loss of, or reduction or delay of, an order or orders from a significant customer or customers, or a delay in collecting or failure to collect accounts receivable from a significant customer or customers, could adversely affect our business, financial condition and operating results.

The semiconductor equipment industry is intensely competitive. In each of the markets we serve, we face competition from established competitors and potential new entrants, many of which have greater financial, engineering, manufacturing and marketing resources than us.

    Our FOX wafer-level and singulated die/module test and burn in systems face competition from larger systems manufacturers that have significant technological know-how and manufacturing capability. Our ABTS TDBI systems have faced and are expected to continue to face increasingly severe competition, especially from several regional, low-cost manufacturers and from systems manufacturers that offer higher power dissipation per device under test. Some users of such systems, such as independent test labs, build their own burn-in systems, while others, particularly large IC manufacturers in Asia, acquire burn-in systems from captive or affiliated suppliers. Our WaferPak products are facing and are expected to face increasing competition. Several companies have developed or are developing full-wafer and single-touchdown probe cards.

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

    Continued market acceptance of the ABTS family is subject to a number of risks. It is important that we achieve customer acceptance, customer satisfaction and increased market acceptance as we add new features and enhancements to the ABTS product. To date, we have shipped ABTS systems to customers worldwide for use in both reliability and production applications. We have had a strengthening of ABTS product sales in fiscal 2018 and 2017. In fiscal 2019, our ABTS product sales decreased significantly from fiscal 2018, which adversely affected our operating results. The failure to grow revenues of the ABTS family above current levels could have a material adverse effect on our future operating results.

A substantial portion of our net sales is generated by relatively small volume, high value transactions.

    We derive a substantial portion of our net sales from the sale of a relatively small number of systems which typically range in purchase price from approximately $300,000 to well over $1 million per system. As a result, the loss or deferral of a limited number of system sales could have a material adverse effect on our net sales and operating results in a particular period. Most customer purchase orders are subject to cancellation or rescheduling by the customer with limited penalties, and, therefore, backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. From time to time, cancellations and rescheduling of customer orders have occurred, and delays by our suppliers in providing components or subassemblies to us have caused delays in our shipments of our own products. There can be no assurance that we will not be materially adversely affected by future cancellations or rescheduling by our customers or other delays in our shipments. For non-standard products where we have not effectively demonstrated the ability to meet specifications in the customer environment, we defer revenue until we have met such customer specifications. Any delay in meeting customer specifications could have a material adverse effect on our operating results. A substantial portion of net sales typically are realized near the end of each quarter. A delay or reduction in shipments near the end of a particular quarter, due, for example, to unanticipated shipment rescheduling, cancellations or deferrals by customers, customer credit issues, unexpected manufacturing difficulties experienced by us or delays in deliveries by suppliers, could cause net sales in a particular quarter to fall significantly.

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

    Approximately 36%, 71%, and 59% of our net sales for fiscal 2019, 2018 and 2017, respectively, were attributable to sales to customers for delivery outside of the United States. We operate a direct sales, service and limited manufacturing organization in Germany and sales and service organizations in Japan and Taiwan as well as direct support through 3rd party agreements in China, South Korea, and the Philippines. We expect that sales of products for delivery outside of the United States will continue to represent a substantial portion of our future net sales. Our future performance will depend, in significant part, upon our ability to continue to compete in foreign markets which in turn will depend, in part, upon a continuation of current trade relations between the United States and foreign countries in which semiconductor manufacturers or assemblers have operations. A change toward more protectionist trade legislation in either the United States or such foreign countries, such as a change in the current tariff structures, export compliance or other trade policies, could adversely affect our ability to sell our products in foreign markets. In addition, we are subject to other risks associated with doing business internationally, including longer receivable collection periods and greater difficulty in accounts receivable collection, the burden of complying with a variety of foreign laws, difficulty in staffing and managing global operations, risks of civil disturbance or other events which may limit or disrupt markets, international exchange restrictions, changing political conditions and monetary policies of foreign governments.

    Approximately 100%, 0% and 0% of our net sales for fiscal 2019 were denominated in U.S. Dollars, Euros and Japanese Yen, respectively. Although the percentages of net sales denominated in Euros and Japanese Yen were immaterial in fiscal 2019, they have been larger in the past and could become significant again in the future. A large percentage of net sales to European customers are denominated in U.S. Dollars, but sales to many Japanese customers are denominated in Japanese Yen. Because a substantial portion of our net sales is from sales of products for delivery outside the United States, an increase in the value of the U.S. Dollar relative to foreign currencies would increase the cost of our products compared to products sold by local companies in such markets. In addition, since the price is determined at the time a purchase order is accepted, we are exposed to the risks of fluctuations in the U.S. Dollar exchange rate during the lengthy period from the date a purchase order is received until payment is made. This exchange rate risk is partially offset to the extent our foreign operations incur expenses in the local currency. To date, we have not invested in any instruments designed to hedge currency risks. Our operating results could be adversely affected by fluctuations in the value of the U.S. Dollar relative to other currencies.

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

    We collect, maintain, and transmit data on information systems. These systems include those owned and maintained by the Company or by third parties. In addition, we use cloud-based enterprise resource planning, ERP, software to manage the business integrating all facets of operations, including manufacturing, finance, and sales and marketing. The data maintained on these systems includes confidential and proprietary information belonging to us, our customers, suppliers, and others. While the Company devotes significant resources to protect its systems and data from unauthorized access or misuse, we are exposed to cybersecurity risks. Our systems are subject to computer viruses, data breach, phishing schemes, and other malicious software programs or attacks. We have experienced cyber threats and incidents in the past. Although past threats and incidents have not resulted in a material adverse effect, cybersecurity incidents may result in business disruption, loss of data, or unauthorized access to intellectual property which could adversely affect our business.

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

    Turmoil in the international financial markets has resulted, and may result in the future, in dramatic currency devaluations, stock market declines, restriction of available credit and general financial weakness. In addition, flash memory and other similar device prices have historically declined and will likely do so again in the future. These developments may affect us in several ways. The market for semiconductors and semiconductor capital equipment has historically been cyclical, and we expect this to continue in the future. The uncertainty of the semiconductor market may cause some manufacturers in the future to further delay capital spending plans. Economic conditions may also affect the ability of our customers to meet their payment obligations, resulting in cancellations or deferrals of existing orders and limiting additional orders. In addition, some governments have subsidized portions of fabrication facility construction, and financial turmoil may reduce these governments’ willingness to continue such subsidies. Such developments could have a material adverse effect on our business, financial condition and results of operations.

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

    In recent years, in the face of a downturn in our business and a decline in our net sales, we implemented a variety of cost controls and restructured our operations with the goal of reducing our operating costs to position ourselves to more effectively meet the needs of the then weak market for test and burn-in equipment. In February 2019, we adopted a restructuring plan in order to streamline our operations and better align our structure with our objectives going forward. While we took significant steps to minimize our expense levels and to increase the likelihood that we would have sufficient cash to support operations during the downturn, from fiscal 2009 through fiscal 2019, with the exception of fiscal 2014 and 2018, we experienced operating losses. We anticipate that our existing cash balance together with income from operations, collections of existing accounts receivable, revenue from our existing backlog of products, the sale of inventory on hand, and deposits and down payments against significant orders will be adequate to meet our working capital and capital equipment requirements. Depending on our rate of growth and profitability, and our ability to obtain significant orders with down payments, we may require additional equity or debt financing to meet our working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required, or if available, that such financing can be obtained on terms satisfactory to us.

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

    Our success depends to a significant extent upon the continued service of Gayn Erickson, our President and Chief Executive Officer, as well as other executive officers and key employees. We do not maintain key person life insurance for our benefit on any of our personnel, and none of our employees are subject to a non-competition agreement with us. The loss of the services of any of our executive officers or a group of key employees could have a material adverse effect on our business, financial condition and operating results. Our future success will depend in significant part upon our ability to attract and retain highly skilled technical, management, sales and marketing personnel. There are a limited number of personnel with the requisite skills to serve in these positions, and it has become increasingly difficult for us to hire such personnel. Competition for such personnel in the semiconductor equipment industry is intense, and there can be no assurance that we will be successful in attracting or retaining such personnel. Changes in management could disrupt our operations and adversely affect our operating results.

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

Item 1B. Unresolved Staff Comments

    None.

Item 2. Properties

    The Company’s principal administrative and production facilities are located in Fremont, California, in a 51,289 square foot building. The Company’s lease was renewed in February 2018 and expires in July 2023. The Company’s facility in Japan is located in a 418 square foot office in Tokyo under a lease which expires in June 2022. The Company also maintains a 1,585 square foot warehouse in Yamanashi under a lease which expires in May 2020. The Company leases a 492 square foot sales and support office in Utting, Germany. The lease, which began February 1, 1992 and expires on January 31, 2021, contains an automatic twelve months renewal, at rates to be determined, if no notice is given prior to six months from expiry. The Company periodically evaluates its global operations and facilities to bring its capacity in line with demand and to provide cost efficient services for its customers. In prior years, through this process, the Company has moved from certain facilities that exceeded the capacity required to satisfy its needs. The Company believes that its existing facilities are adequate to meet its current and reasonably foreseeable requirements. The Company regularly evaluates its expected future facilities requirements and believes that alternate facilities would be available if needed.

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
	High	Low
Fiscal 2019:
First quarter ended August 31, 2018	$2.94	$2.21
Second quarter ended November 30, 2018	2.57	1.80
Third quarter ended February 28, 2019	1.97	1.03
Fourth quarter ended May 31, 2019	2.19	1.27

Fiscal 2018:
First quarter ended August 31, 2017	$4.60	$2.62
Second quarter ended November 30, 2017	4.10	2.50
Third quarter ended February 28, 2018	3.37	2.16
Fourth quarter ended May 31, 2018	2.80	2.12

    At August 2, 2019, the Company had 134 holders of record of its common stock. A substantially greater number of holders of the Company’s common stock are “street name” or beneficial holders whose shares are held by banks, brokers and other financial institutions.

    The Company has not paid cash dividends on its common stock or other securities. The Company currently anticipates that it will retain its future earnings, if any, for use in the expansion and operation of its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future.

    The Company did not repurchase any of its common stock during the fiscal year ended May 31, 2019.

PERFORMANCE MEASUREMENT COMPARISON

    The following graph shows a comparison of total shareholder return for holders of the Company's common stock for the last five fiscal years ended May 31, 2019, compared with the NASDAQ Composite Index and the Philadelphia Semiconductor Index. The graph assumes that $100 was invested in the Company's common stock, in the NASDAQ Composite Index and the Philadelphia Semiconductor Index on May 31, 2014, and that all dividends were reinvested. The Company believes that while total shareholder return can be an important indicator of corporate performance, the stock prices of semiconductor equipment companies like us are subject to a number of market-related factors other than company performance, such as competitive announcements, mergers and acquisitions in the industry, the general state of the economy and the performance of other semiconductor equipment company stocks. Stock prices and shareholder returns over the indicated period should not be considered indicative of future stock prices or shareholder returns.

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

    We derived the statements of operations data for the fiscal years ended May 31, 2019, 2018 and 2017 and the balance sheet data as of May 31, 2019 and 2018 from our audited consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. We derived the statements of operations data for the fiscal years ended May 31, 2016 and 2015 and the balance sheet data as of May 31, 2017, 2016 and 2015 from our audited consolidated financial statements and related notes which are not included in this Annual Report on Form 10-K. We have not declared or distributed any cash dividends.

	Fiscal Year Ended May 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS:

Net sales	$21,056	$29,555	$18,898	$14,501	$10,018

Cost of sales	13,454	17,169	12,118	9,356	6,180
Gross profit	7,602	12,386	6,780	5,145	3,838

Operating expenses:
Selling, general and administrative	7,724	7,290	7,052	6,975	6,470
Research and development	4,153	4,181	4,657	4,324	4,062
Restructuring	725	--	--	--	--

Total operating expenses	12,602	11,471	11,709	11,299	10,532

(Loss) income from operations	(5,000)	915	(4,929)	(6,154)	(6,694)

Interest expense	(252)	(399)	(678)	(605)	(130)
Other income (expense), net	44	(61)	(21)	(16)	211

(Loss) income before income tax (expense) benefit	(5,208)	455	(5,628)	(6,775)	(6,613)

Income tax (expense) benefit	(27)	73	(25)	(10)	(34)
Net (loss) income	(5,235)	528	(5,653)	(6,785)	(6,647)
Less: Net income attributable to the noncontrolling interest	--	--	--	--	--

Net (loss) income attributable to Aehr Test Systems common shareholders	$(5,235)	$528	$(5,653)	$(6,785)	$(6,647)
Net (loss) income per share:
Basic	$(0.23)	$0.02	$(0.35)	$(0.52)	$(0.55)
Diluted	$(0.23)	$0.02	$(0.35)	$(0.52)	$(0.55)

Shares used in per share calculations:
Basic	22,387	21,732	16,267	13,091	12,047
Diluted	22,387	22,782	16,267	13,091	12,047

	May 31,
	2019	2018	2017	2016	2015
CONSOLIDATED BALANCE SHEETS:

Cash and cash equivalents	$5,428	$16,848	$17,803	$939	$5,527
Working capital	14,522	18,308	21,494	4,068	7,776
Total assets	21,307	30,955	30,892	10,046	14,868

Long-term obligations, less current portion	342	522	6,214	6,089	3,799
Total shareholders' equity (deficit)	15,453	19,285	16,794	(723)	4,550

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our “Selected Consolidated Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

OVERVIEW

    We were founded in 1977 to develop and manufacture burn-in and test equipment for the semiconductor industry. Since our inception, we have installed over 2,500 systems at semiconductor manufacturers, semiconductor contract assemblers and burn-in and test service companies worldwide. Our principal products currently are the Advanced Burn-in and Test System, or ABTS, the FOX full wafer contact and singulated die/module parallel test and burn-in system, WaferPak Aligner, WaferPak contactors, DiePak Loader, the DiePak carriers and test fixtures.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, income taxes, financing operations, warranty obligations, and long-term service contracts, among others. Our estimates are derived from historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Those results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

    We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

    REVENUE RECOGNITION

    In May 2014, the Financial Accounting Standards Boards (FASB) issued ASC Topic 606, Revenue from Contracts with Customers (Topic 606), which was subsequently updated (collectively “ASC 606”). We adopted the standard as of June 1, 2018, using the modified retrospective method. Under this method, we applied ASC 606 to contracts that were not complete as of June 1, 2018 and recognized the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings. Results for reporting periods beginning after June 1, 2018 are presented in accordance with ASC 606. Under the modified retrospective adoption method, prior period amounts are not adjusted and are reported in accordance with the accounting standards in effect for those periods per FASB ASC Topic 605, Revenue Recognition, which is also referred to herein as “legacy GAAP.”

    The adoption of ASC 606 did not have a material impact on our consolidated financial statements as of June 1, 2018. No adjustment was recorded to accumulated deficit as of the adoption date and reported revenue would not have been different under legacy GAAP. Additionally, we do not expect the adoption of the revenue standard to have a material impact to our net income on an ongoing basis.

    We sell our products primarily through a direct sales force. In certain international markets, we sell our products through independent distributors. We consider revenue to be earned when all of the following criteria are met:

● We have a contract with a customer that creates enforceable rights and obligations,

● Promised performance obligations are identified,

● The transaction price, or the amount we expect to receive, is determinable and

● We have satisfied the performance obligations to the customer.

    Transfer of control is evidenced upon passage of title and risk of loss to the customer unless we are required to provide additional services.

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

    A full valuation allowance was established against all deferred tax assets, as management determined that it is more likely than not that deferred tax assets will not be realized, as of May 31, 2019 and 2018.

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

    Although we file U.S. federal, various state and foreign tax returns, our only major tax jurisdictions are the United States, California, Germany and Japan. Tax years 1996 – 2018 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers, research and development tax credits, or other tax attributes from those years.

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

    The fair value of each option grant and the right to purchase shares under our ESPP are estimated on the date of grant using the Black-Scholes option valuation model with assumptions concerning expected term, stock price volatility, expected dividend yield, risk-free interest rate and the expected life of the award. See Note 10 to our consolidated financial statements for detailed information relating to stock-based compensation and the stock option plan and the ESPP.

RESULTS OF OPERATIONS

    The following table sets forth statements of operations data as a percentage of net sales for the periods indicated.

	Year Ended May 31,
	2019	2018	2017

Net sales	100.0%	100.0%	100.0%
Cost of sales	63.9	58.1	64.1
Gross profit	36.1	41.9	35.9

Operating expenses:
Selling, general and administrative	36.7	24.7	37.3
Research and development	19.7	14.1	24.7
Restructuring	3.4	--	--

Total operating expenses	59.8	38.8	62.0

(Loss) income from operations	(23.7)	3.1	(26.1)

Interest expense	(1.2)	(1.4)	(3.6)
Other income (expense), net	0.2	(0.2)	(0.1)

(Loss) income before income tax (expense) benefit	(24.7)	1.5	(29.8)

Income tax (expense) benefit	(0.2)	0.3	(0.1)

Net (loss) income	(24.9)	1.8	(29.9)
Less: Net income attributable to the noncontrolling interest	--	--	--
Net (loss) income attributable to Aehr Test Systems common shareholders	(24.9)%	1.8%	(29.9)%

FISCAL YEAR ENDED MAY 31, 2019 COMPARED TO FISCAL YEAR ENDED MAY 31, 2018

    NET SALES. Net sales decreased to $21.1 million for the fiscal year ended May 31, 2019 from $29.6 million for the fiscal year ended May 31, 2018, a decrease of 28.8%. The decrease in net sales in fiscal 2019 resulted primarily from the decrease in net sales of our Test During Burn-in (TDBI) products, partially offset by the increase in net sales of our wafer-level products. Net sales of our TDBI products for fiscal 2019 were $6.4 million, and decreased approximately $10.0 million from fiscal 2018. The decrease was primarily due to our customers utilizing the significant capacity that they added in the prior year and lower sales to OEM manufacturers. Net sales of our wafer-level products for fiscal 2019 were $14.6 million, and increased approximately $1.5 million from fiscal 2018.

    GROSS PROFIT. Gross profit decreased to $7.6 million for the fiscal year ended May 31, 2019 from $12.4 million for the fiscal year ended May 31, 2018, a decrease of 38.6%. Gross profit margin decreased to 36.1% for the fiscal year ended May 31, 2019 from 41.9% for the fiscal year ended May 31, 2018. The decrease in gross profit margin was primarily the result of manufacturing inefficiencies due to a decrease in net sales, product mix, and the impact of reserves taken on excess and obsolete inventory.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses were $7.7 million for the fiscal year ended May 31, 2019, compared with $7.3 million for the fiscal year ended May 31, 2018, an increase of 6.0%. The increase in SG&A expenses was primarily due to increases in employment related expenses.

    RESEARCH AND DEVELOPMENT. R&D expenses were flat at $4.2 million for the fiscal year ended May 31, 2019 compared with the fiscal year ended May 31, 2018.

RESTRUCTURING. Restructuring charges for the fiscal year ended May 31, 2019 were related to a restructuring plan implemented in February 2019 in order to streamline our operations and better align our structure with our objectives going forward. We recognized $725,000 of employee termination expenses for the fiscal year ended May 31, 2019. There were no restructuring charges incurred for the fiscal year ended May 31, 2018.

    INTEREST EXPENSE. Interest expense decreased to $252,000 for the fiscal year ended May 31, 2019 from $399,000 for the fiscal year ended May 31, 2018. The decrease in interest expense for the fiscal year ended May 31, 2019 was primarily due to the repayment of the 9.0% Convertible Secured Notes (the “Convertible Notes”) on the maturity date of April 10, 2019, and the impact of an increase in interest income due to an increase in interest rates on our investment portfolio.

    OTHER INCOME (EXPENSE), NET. Other income, net was $44,000 for the fiscal year ended May 31, 2019 compared with other expense, net of $61,000 for the fiscal year ended May 31, 2018. The change in other income (expense), net was due primarily to gains or losses realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

    INCOME TAX (EXPENSE) BENEFIT. Income tax expense was $27,000 for the fiscal year ended May 31, 2019 compared with income tax benefit of $73,000 for the fiscal year ended May 31, 2018. The income tax benefit in the fiscal year ended May 31, 2018 was primarily due to the impact of the “Tax Cuts and Jobs Act” enacted on December 22, 2017, specifically, the provision which made our alternative minimum tax credit refundable by 2022.

FISCAL YEAR ENDED MAY 31, 2018 COMPARED TO FISCAL YEAR ENDED MAY 31, 2017

    NET SALES. Net sales increased to $29.6 million for the fiscal year ended May 31, 2018 from $18.9 million for the fiscal year ended May 31, 2017, an increase of 56.4%. The increase in net sales in fiscal 2018 resulted primarily from increases in net sales of both our TDBI products and wafer-level products. Net sales of our TDBI products for fiscal 2018 were $16.5 million, and increased approximately $7.3 million from fiscal 2017. Net sales of our wafer-level products for fiscal 2018 were $13.1 million, and increased approximately $3.5 million from fiscal 2017.

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

    INTEREST EXPENSE. Interest expense decreased to $399,000 for the fiscal year ended May 31, 2018 from $678,000 for the fiscal year ended May 31, 2017. The decrease in interest expense for the fiscal year ended May 31, 2018 was primarily due to the debt issuance costs related to the Convertible Notes becoming fully amortized at the end of fiscal 2017, and the impact of an increase in interest income due to an increase in interest rates on our investment portfolio.

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

LIQUIDITY AND CAPITAL RESOURCES

We consider cash and cash equivalents as liquid and available for use. As of May 31, 2019 and 2018, we had $5.4 million and $16.8 million, respectively, in cash and cash equivalents.

    Net cash used in operating activities was $5.6 million and $1.4 million for the fiscal years ended May 31, 2019 and 2018, respectively. For the fiscal year ended May 31, 2019, net cash used in operating activities was primarily the result of the net loss of $5.2 million, as adjusted to exclude the effect of non-cash charges of stock-based compensation expense of $905,000 and depreciation and amortization of $431,000, an increase in accounts receivable of $2.0 million, and a decrease in customer deposits and deferred revenue of $355,000, partially offset by an increase in accrued expenses of $402,000. The increase in accounts receivable was primarily due to large shipments toward the end of fiscal 2019. The decrease in customer deposits and deferred revenue was primarily due to the decrease in backlog of customer orders with down payments. The increase in accrued expenses was primarily due to severance expenses accrued as a result of our restructuring plan implemented in February 2019. For the fiscal year ended May 31, 2018, net cash used in operating activities was primarily the result of the net income of $528,000, as adjusted to exclude the effect of non-cash charges of stock-based compensation expense of $996,000 and depreciation and amortization of $417,000, and a decrease in accounts receivable of $1.3 million. Other changes in cash from operations primarily resulted from an increase in inventories of $2.1 million, a decrease in customer deposits and deferred revenue of $1.5 million, as well as the decrease in accounts payable of $1.1 million. The decrease in accounts receivable was primarily due to improvements in customer payment terms. The increase in inventories is to support future shipments for customer orders. The decrease in customer deposits and deferred revenue was primarily due to the decrease in backlog of customer orders with down payments. The decrease in accounts payable was primarily due to the down payments applied toward vendor invoices.

    Net cash used in investing activities was $173,000 and $572,000 for the fiscal years ended May 31, 2019 and 2018, respectively. Net cash used in investing activities for the fiscal years ended May 31, 2019 and 2018 was due to the purchases of property and equipment.

    Net cash used in financing activities was $5.6 million for the fiscal year ended May 31, 2019 as compared to net cash provided by financing activities of $925,000 for the fiscal year ended May 31, 2018. Net cash used in financing activities during the fiscal year ended May 31, 2019 was primarily due to the repayment of the Convertible Notes of $6.1 million on the maturity date of April 10, 2019, partially offset by proceeds from issuance of common stock under employee plans of $559,000. Net cash provided by financing activities during the fiscal year ended May 31, 2018 was primarily due to the proceeds from issuance of common stock under employee plans.

    The effect of fluctuation in exchange rates decreased cash by $59,000 for the fiscal year ended May 31, 2019 and increased cash by $43,000 for the fiscal year ended May 31, 2018. The changes were due to the fluctuation in the value of the dollar compared to foreign currencies.

    As of May 31, 2019 and 2018, we had working capital of $14.5 million and $18.3 million, respectively.

    For the fiscal year ended May 31, 2017, net cash used in operating activities was primarily the result of the net loss of $5.7 million, as adjusted to exclude the effect of a non-cash charge of stock-based compensation expense of $1.0 million, and an increase in accounts receivable of $3.5 million, partially offset by a decrease in inventories of $430,000. Other changes in cash from operations resulted from an increase in accounts payable as well as an increase in customer deposits and deferred revenue of $1.7 million each. The increase in accounts receivable was primarily due to an increase in sales. The decrease in inventories is primarily due to the sales of systems on-hand at the beginning of the period. The increase in accounts payable was primarily due to higher expenditures associated with higher revenue. The increase in customer deposits and deferred revenue was primarily due to the receipt of additional down payments from certain customers.

    Net cash used in investing activities was $477,000 for the fiscal year ended May 31, 2017 was due to the purchase of property and equipment.

    Net cash provided by financing activities of $21.8 million during the fiscal year ended May 31, 2017 was primarily due to the net proceeds of $15.8 million from the sale of our common stock in a public offering that closed on April 19, 2017, the net proceeds of $5.3 million from the sale of our common stock in a private placement transaction with certain institutional and accredited investors that closed on September 28, 2016, and $704,000 in proceeds from issuance of common stock under employee plans.

    The effect of fluctuation in exchange rates increased cash by $1,000 for the fiscal year ended May 31, 2017 due to the fluctuation in the value of the dollar compared to foreign currencies.

    As of May 31, 2017, we had working capital of $21.5 million.

We lease our manufacturing and office space under operating leases. We entered into a non-cancelable operating lease agreement for our United States manufacturing and office facilities, which was renewed in February 2018 and expires in July 2023. Under that lease agreement, we are responsible for payments of utilities, taxes and insurance.

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

OVERVIEW OF CONTRACTUAL OBLIGATIONS

    The following table provides a summary of such arrangements, or contractual obligations.

	Payments Due by Period (in thousands)
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating Leases	$3,228	$762	$1,538	$928	$--
Purchases (1)	2,525	2,525	--	--	--
Total	$5,753	$3,287	$1,538	$928	$--

(1) Shown above are our binding purchase obligations. The large majority of our purchase orders are cancelable by either party, which if canceled may result in a negotiation with the vendor to determine if there shall be any restocking or cancellation fees payable to the vendor.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note 1, “Organization and Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

    We had no holdings of derivative financial or commodity instruments at May 31, 2019.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Aehr Test Systems and its subsidiaries (the “Company”) as of May 31, 2019 and 2018, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended May 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

San Jose, California
August 28, 2019

AEHR TEST SYSTEMS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	May 31,
	2019	2018
ASSETS

Current assets:
Cash and cash equivalents	$5,428	$16,848
Accounts receivable, net	4,859	2,856
Inventories	9,061	9,049
Prepaid expenses and other	686	703

Total current assets	20,034	29,456

Property and equipment, net	1,045	1,203
Other assets	228	296

Total assets	$21,307	$30,955

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,933	$1,762
Accrued expenses	2,034	1,646
Customer deposits and deferred revenue, short-term	1,545	1,630
Current portion of long-term debt	--	6,110

Total current liabilities	5,512	11,148

Deferred rent	153	63
Deferred revenue, long-term	189	459

Total liabilities	5,854	11,670

Commitments and contingencies (Note 17)

Aehr Test Systems shareholders' equity: Preferred stock, $0.01 par value: Authorized: 10,000 shares; Issued and outstanding: none	--	--
Common stock, $0.01 par value: Authorized: 75,000 shares; Issued and outstanding: 22,669 shares and 22,143 shares at May 31, 2019 and 2018 respectively	227	221
Additional paid-in capital	84,499	83,041
Accumulated other comprehensive income	2,230	2,292
Accumulated deficit	(71,484)	(66,249)
Total Aehr Test Systems shareholders' equity	15,472	19,305
Noncontrolling interest	(19)	(20)
Total shareholders' equity	15,453	19,285

Total liabilities and shareholders' equity	$21,307	$30,955

The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended May 31,
	2019	2018	2017

Net sales	$21,056	$29,555	$18,898
Cost of sales	13,454	17,169	12,118
Gross profit	7,602	12,386	6,780

Operating expenses:
Selling, general and administrative	7,724	7,290	7,052
Research and development	4,153	4,181	4,657
Restructuring	725	--	--

Total operating expenses	12,602	11,471	11,709

(Loss) income from operations	(5,000)	915	(4,929)

Interest expense	(252)	(399)	(678)
Other income (expense), net	44	(61)	(21)

(Loss) income before income tax (expense) benefit	(5,208)	455	(5,628)

Income tax (expense) benefit	(27)	73	(25)
Net (loss) income	(5,235)	528	(5,653)
Less: Net income attributable to the noncontrolling interest	--	--	--

Net (loss) income attributable to Aehr Test Systems common shareholders	$(5,235)	$528	$(5,653)

Net (loss) income per share – basic and diluted	$(0.23)	$0.02	$(0.35)
Shares used in per share calculation – basic	22,387	21,732	16,267
Shares used in per share calculation – diluted	22,387	22,782	16,267

                      The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(IN THOUSANDS)

	Year Ended May 31,
	2019	2018	2017

Net (loss) income	$(5,235)	$528	$(5,653)

Other comprehensive (loss) income, net of tax: Foreign currency translation (loss) income	(61)	42	13

Total comprehensive (loss) income	(5,296)	570	(5,640)
Less: Comprehensive income (loss) attributable to noncontrolling interest	1	(1)	1

Comprehensive (loss) income, attributable to Aehr Test Systems	$(5,297)	$571	$(5,641)

                            The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
 (IN THOUSANDS)

						Total Aehr
				Accumulated		Test
			Additional	Other		Systems		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’	Noncontrolling	Shareholders'
	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)	Interest	Equity (Deficit)
Balances, May 31, 2016	13,216	$132	$58,052	$2,237	$(61,124)	$(703)	$(20)	$(723)

Issuance of common stock under employee plans	779	8	696	--	--	704	--	704
Issuance of common stock under public offering	4,423	44	15,788	--	--	15,832	--	15,832
Issuance of common stock under private offering	2,722	27	5,272	--	--	5,299	--	5,299
Issuance of common stock in consideration for cancellation of outstanding vendor invoice	200	2	321	--	--	323	--	323
Stock-based compensation	--	--	999	--	--	999	--	999
Net loss	--	--	--	--	(5,653)	(5,653)	--	(5,653)
Foreign currency translation adjustment	--	--	--	12	--	12	1	13

Balances, May 31, 2017	21,340	213	81,128	2,249	(66,777)	16,813	(19)	16,794

Issuance of common stock under employee plans	803	8	917	--	--	925	--	925
Stock-based compensation	--	--	996	--	--	996	--	996
Net income	--	--	--	--	528	528	--	528
Foreign currency translation adjustment	--	--	--	43	--	43	(1)	42

Balances, May 31, 2018	22,143	221	83,041	2,292	(66,249)	19,305	(20)	19,285

Issuance of common stock under employee plans	526	6	553	--	--	559	--	559
Stock-based compensation	--	--	905	--	--	905	--	905
Net loss	--	--	--	--	(5,235)	(5,235)	--	(5,235)
Foreign currency translation adjustment	--	--	--	(62)	--	(62)	1	(61)

Balances, May 31, 2019	22,669	$227	$84,499	$2,230	$(71,484)	$15,472	$(19)	$15,453

The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended May 31,
	2019	2018	2017
Cash flows from operating activities:
Net (loss) income	$(5,235)	$528	$(5,653)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation expense	905	996	999
(Recovery of) provision for doubtful accounts	(3)	(58)	53
Amortization of debt issuance costs	--	--	148
Depreciation and amortization	431	417	271
Changes in operating assets and liabilities:
Accounts receivable	(2,043)	1,260	(3,507)
Inventories	(112)	(2,073)	430
Prepaid expenses and other	84	59	(707)
Accounts payable	210	(1,095)	1,686
Accrued expenses	402	62	53
Customer deposits and deferred revenue	(355)	(1,482)	1,730
Deferred rent	90	63	--
Income taxes payable	(11)	(28)	2
Net cash used in operating activities	(5,637)	(1,351)	(4,495)

Cash flows from investing activities:
Purchases of property and equipment	(173)	(572)	(477)
Net cash used in investing activities	(173)	(572)	(477)

Cash flows from financing activities:
Repayment of Convertible Notes	(6,110)	--	--
Proceeds from issuance of common stock under public offering, net of issuance costs	--	--	15,832
Proceeds from issuance of common stock under private placement, net of issuance costs	--	--	5,299
Proceeds from issuance of common stock under employee plans	559	925	704
Net cash (used in) provided by financing activities	(5,551)	925	21,835

Effect of exchange rates on cash and cash equivalents	(59)	43	1

Net (decrease) increase in cash and cash equivalents	(11,420)	(955)	16,864

Cash and cash equivalents, beginning of year	16,848	17,803	939
Cash and cash equivalents, end of year	$5,428	$16,848	$17,803

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$37	$37	$18
Interest	$610	$550	$516

Supplemental disclosure of non-cash flow information:
Fair value of common stock issued to settle accounts payable	$--	$--	$323
Net transfer of equipment between inventory and property and equipment	$119	$--	$--

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

    At May 31, 2019, the Company had $5.4 million in cash and cash equivalents. The Company anticipates that the existing cash balance together with income from operations, collections of existing accounts receivable, revenue from our existing backlog of products, the sale of inventory on hand, and deposits and down payments against significant orders will be adequate to meet its working capital and capital equipment requirements. We believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs over the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the timing and cost to introduce new and enhanced products and the timing and cost to implement new manufacturing technologies. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. Any additional debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

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

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS:

    Accounts receivable are derived from the sale of products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies. Accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. The Company also reviews its trade receivables by aging category to identify specific customers with known disputes or collection issues. The Company exercises judgment when determining the adequacy of these reserves as the Company evaluates historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received. No significant adjustments to the allowance for doubtful accounts were recorded during the fiscal years ended May 31, 2019, 2018 or 2017.

CONCENTRATION OF CREDIT RISK:

    The Company sells its products primarily to semiconductor manufacturers in North America, Asia, and Europe. As of May 31, 2019, approximately 49%, 25% and 26% of gross accounts receivable were from customers located in North America, Asia and Europe, respectively. As of May 31, 2018, approximately 55%, 45% and 0% of gross accounts receivable were from customers located in North America, Asia, and Europe, respectively. Three customers accounted for 44%, 25% and 21% of gross accounts receivable as of May 31, 2019. Three customers accounted for 38%, 32% and 11% of gross accounts receivable as of May 31, 2018. Four customers accounted for 36%, 14%, 12% and 10% of net sales in fiscal 2019. Three customers accounted for 34%, 26% and 13% of net sales in fiscal 2018. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company uses letter of credit terms for some of its international customers.

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

INVENTORIES:

    Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out method) or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less costs of completion, disposal and transportation. Provisions for excess, obsolete and unusable inventories are made after management’s evaluation of future demand and market conditions. The Company adjusts inventory balances to approximate the lower of its manufacturing costs or net realizable value. If actual future demand or market conditions become less favorable than those projected by management, additional inventory write-downs may be required, and would be reflected in cost of sales in the period the revision is made.

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

REVENUE RECOGNITION:

    In May 2014, the FASB issued FASB ASC Topic 606, Revenue from Contracts with Customers (Topic 606), which was subsequently updated (collectively “ASC 606”). We adopted the standard as of June 1, 2018, using the modified retrospective method. Under this method, we applied ASC 606 to contracts that were not complete as of June 1, 2018 and recognized the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings. Results for reporting periods beginning after June 1, 2018 are presented in accordance with ASC 606. Under the modified retrospective adoption method, prior period amounts are not adjusted and are reported in accordance with the accounting standards in effect for those periods per FASB ASC Topic 605, Revenue Recognition, which is also referred to herein as “legacy GAAP.”

    The adoption of ASC 606 did not have a material impact on our consolidated financial statements as of June 1, 2018. No adjustment was recorded to accumulated deficit as of the adoption date and reported revenue would not have been different under legacy GAAP. Additionally, we do not expect the adoption of the revenue standard to have a material impact to our net income on an ongoing basis.

    We sell our products primarily through a direct sales force. In certain international markets, we sell our products through independent distributors. We consider revenue to be earned when all of the following criteria are met:

● We have a contract with a customer that creates enforceable rights and obligations,

● Promised performance obligations are identified,

● The transaction price, or the amount we expect to receive, is determinable and

● We have satisfied the performance obligations to the customer.

    Transfer of control is evidenced upon passage of title and risk of loss to the customer unless we are required to provide additional services.

PRODUCT DEVELOPMENT COSTS AND CAPITALIZED SOFTWARE:

    Costs incurred in the research and development of new products or systems are charged to operations as incurred. Costs incurred in the development of software programs for the Company’s products are charged to operations as incurred until technological feasibility of the software has been established. Generally, technological feasibility is established when the software module performs its primary functions described in its original specifications, contains features required for it to be usable in a production environment, is completely documented and the related hardware portion of the product is complete. After technological feasibility is established, any additional costs are capitalized. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use. Capitalized costs are amortized over the estimated life of the related software product using the greater of the units of sales or straight-line methods over ten years. No system software development costs were capitalized or amortized in fiscal 2019, 2018 and 2017.

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

    A full valuation allowance was established against all deferred tax assets, as management determined that it is more likely than not that deferred tax assets will not be realized, as of May 31, 2019 and 2018.

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

    Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, California, Germany and Japan. Tax years 1996 – 2018 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers, research and development tax credits, or other tax attributes from those years.

COMPREHENSIVE (LOSS) INCOME:

    Comprehensive (loss) income generally represents all changes in shareholders’ equity except those resulting from investments or contributions by shareholders. Unrealized gains and losses on foreign currency translation adjustments are included in the Company’s components of comprehensive (loss) income, which are excluded from net (loss) income. Comprehensive (loss) income is included in the statements of comprehensive (loss) income.

RECENT ACCOUNTING PRONOUNCEMENTS:

Accounting Standards Adopted

    Revenue Recognition
    In May 2014, the FASB issued Accounting Standards Codification (“ASC”) Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which has been subsequently updated (collectively “ASC 606”). The core principle of the standard is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new standard defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under legacy GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each distinct performance obligation. The standard permits the use of either the retrospective or modified retrospective transition methods. It also requires expanded disclosures including the nature, amount, timing, and uncertainty of revenues and cash flows related to contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.

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

    Restricted Cash.
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

    Income Taxes
    On December 22, 2017, the US government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the US tax code including but not limited to (1) reducing the US federal corporate tax rate from 34% to 21%; (2) requiring companies to pay a one-time transition tax on certain repatriated earnings of foreign subsidiaries; (3) generally eliminating US federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in US federal income of certain earnings of controlled foreign corporations; (5) creating a new limitation on deductible interest expense; (6) changing rules related to the uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017, and (7) repealing the corporate alternative minimum tax regime, or AMT, effective December 31, 2017 and permitting existing minimum tax credits to offset the regular tax liability for any tax year. Consequently, the Company has accounted for the reduction of $6.4 million of deferred tax assets with an offsetting adjustment to the valuation allowance for the fiscal year ended 2018, and recorded a benefit of $90,000 for the Company’s Federal refundable AMT credit.

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

    Leases
    In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. The Company will adopt ASU 2016-02 utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of its first quarter of 2020. The Company has reached conclusions on its accounting assessments to the new standard and anticipates recording right of use assets and lease liabilities, including deferred rent, of approximately $2.7 million on the Company's Condensed Consolidated Balance Sheets for those leases currently classified as operating leases. However, the ultimate impact of adopting ASU 2016-02 will depend on the Company’s lease portfolio as of the adoption date.

2. REVENUE:

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

    The Company’s revenues by product category are as follows (in thousands):
	Year Ended May 31,
	2019	2018	2017
Type of good / service:
Systems	$9,566	$18,174	$12,115
Contactors	6,154	6,500	1,991
Services	5,336	4,881	4,792
	$21,056	$29,555	$18,898
Product lines:
Wafer-level	$14,618	$13,080	$9,582
Test During Burn-In	6,438	16,475	9,316
	$21,056	$29,555	$18,898

    The following presents information about the Company’s operations in different geographic areas. Net sales are based upon ship-to location (in thousands):

	Year Ended May 31,
	2019	2018	2017
Geographic region:
United States	$13,468	$8,446	$7,762
Asia	5,648	19,973	10,439
Europe	1,940	1,136	697
	$21,056	$29,555	$18,898

    With the exception of the amount of service contracts and extended warranties, the Company’s product category revenues are recognized at point in time when control transfers to customers.

	Year Ended May 31,
	2019	2018	2017
Timing of revenue recognition (in thousands):
Products and services transferred at a point in time	$18,473	$27,337	$17,193
Services transferred over time	2,583	2,218	1,705
	$21,056	$29,555	$18,898

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

    Contract liabilities include payments received in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities are reported on the Condensed Consolidated Balance Sheets at the end of each reporting period as a component of deferred revenue. Contract liabilities as of May 31, 2019 and 2018 were $1,734,000 and $2,089,000, respectively. During the fiscal year ended May 31, 2019, the Company recognized $1,273,000 of revenues that were included in contract liabilities as of May 31, 2018.

Remaining performance obligations

    On May 31, 2019, the Company had $731,000 of remaining performance obligations, which were comprised of deferred service contracts and extended warranty contracts not yet delivered. The Company expects to recognize approximately 74% of its remaining performance obligations as revenue in fiscal 2020, and an additional 26% in fiscal 2021 and thereafter. The foregoing excludes the value of other remaining performance obligations as they have original durations of one year or less, and also excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

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

3. EARNINGS PER SHARE (“EPS”):

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

    The following table presents the computation of basic and diluted net (loss) income per share attributable to Aehr Test Systems common shareholders (in thousands, except per share data):

	Year Ended May 31,
	2019	2018	2017
Numerator: Net (loss) income	$(5,235)	$528	$(5,653)

Denominator for basic net (loss) income per share:
Weighted-average shares outstanding	22,387	21,732	16,267

Shares used in basic net (loss) income per share calculation	22,387	21,732	16,267

Effect of dilutive securities	--	1,050	--

Denominator for diluted net (loss) income per share	22,387	22,782	16,267

Basic net (loss) income per share	$(0.23)	$0.02	$(0.35)

Diluted net (loss) income per share	$(0.23)	$0.02	$(0.35)

    For the purpose of computing diluted earnings per share, the weighted average number of potential common shares does not include stock options with an exercise price greater than the average fair value of the Company’s common stock for the period, as the effect would be anti-dilutive. In the fiscal years ended May 31, 2019 and 2017, potential common shares have not been included in the calculation of diluted net loss per share as the effect would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for these periods are the same. Stock options to purchase 3,107,000 and 3,074,000 shares of common stock were outstanding on May 31, 2019 and 2017, respectively, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive. Stock options to purchase 1,313,000 shares of common stock were outstanding as of May 31, 2018 but were not included in the computation of diluted net income per share, because the inclusion of such shares would be anti-dilutive. ESPP rights to purchase 297,000 and 169,000 ESPP shares were outstanding on May 31, 2019 and 2017, respectively, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive. RSUs for 23,000 shares and 32,000 shares were outstanding on May 31, 2019 and 2017, respectively, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive. The 2,657,000 shares convertible under the Convertible Notes outstanding on May 31, 2018 and 2017 were not included in the computation of diluted net income (loss) per share, because the inclusion of such shares would be anti-dilutive.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

Level 3 - instrument valuations are obtained without observable market values and require a high level of judgment to determine the fair value.

    The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of May 31, 2019 (in thousands):

	Balance as of
	May 31, 2019	Level 1	Level 2	Level 3
Money market funds	$3,017	$3,017	$--	$--
Assets	$3,017	$3,017	$--	$--

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of May 31, 2018 (in thousands):

	Balance as of
	May 31, 2018	Level 1	Level 2	Level 3
Money market funds	$7,813	$7,813	$--	$--
U.S. Treasury securities	5,983	5,983	--	--
Assets	$13,796	$13,796	$--	$--

    The U.S. Treasury securities as of May 31, 2018 have maturities of three months and have no unrealized gain or loss.

    Included in Money market funds as of May 31, 2019 and 2018 is $80,000 restricted cash representing a security deposit for the Company’s United States manufacturing and office space lease.

    There were no financial liabilities measured at fair value as of May 31, 2019 and 2018.

    There were no transfers between Level 1 and Level 2 fair value measurements during the fiscal years ended May 31, 2019 and 2018.

    The carrying amounts of financial instruments including cash, cash equivalents, receivables, accounts payable and certain other accrued liabilities, approximate fair value due to their short maturities. Based on the borrowing rates currently available to the Company for loans with similar terms, the carrying value of the debt approximates the fair value.

5. ACCOUNTS RECEIVABLE:

     Accounts receivable comprise (in thousands):
	May 31,
	2019	2018
Accounts receivable	$4,859	$2,860
Less: Allowance for doubtful accounts	--	(4)
	$4,859	$2,856

		Additions
	Balance at	charged to		Balance
	beginning	costs and		at end
	of year	expenses	Deductions*	of year
Allowance for doubtful accounts receivable: May 31, 2019	$4	$--	$(4)	$--

May 31, 2018	$61	$4	$(61)	$4

    * Deductions include write-offs of uncollectible accounts, collections of amounts previously reserved, and releases of allowance for doubtful accounts credited to expense.

6. BALANCE SHEET DETAIL:

    INVENTORIES:
	May 31,
(In Thousands)	2019	2018
Raw materials and sub-assemblies	$5,471	$5,747
Work in process	3,580	3,068
Finished goods	10	234
	$9,061	$9,049

  PROPERTY AND EQUIPMENT, NET:

	May 31,
(In Thousands)	2019	2018
Leasehold improvements	$1,154	$1,154
Furniture and fixtures	983	984
Machinery and equipment	3,097	2,865
Test equipment	2,604	2,595
	7,838	7,598
Less: Accumulated depreciation and amortization	(6,793)	(6,395)
	$1,045	$1,203

    Depreciation expense was $431,000, $417,000 and $271,000 for fiscal 2019, 2018, and 2017, respectively.

     ACCRUED EXPENSES:
	May 31,
(In Thousands)	2019	2018
Payroll related	$990	$1,014
Restructuring	408	--
Commissions and bonuses	168	101
Professional services	162	163
Warranty	154	135
Material purchases	65	--
Taxes payable	29	34
Investor relations	19	19
Accrued interest	--	139
Other	39	41
	$2,034	$1,646

    CUSTOMER DEPOSITS AND DEFERRED REVENUE, SHORT-TERM:

	May 31,
(In Thousands)	2019	2018
Customer deposits	$1,003	$1,340
Deferred revenue	542	290
	$1,545	$1,630

7. INCOME TAXES:

    Domestic and foreign components of (loss) income before income tax (expense) benefit are as follows (in thousands):

	Year Ended May 31,
	2019	2018	2017
Domestic	$(5,273)	$433	$(5,663)
Foreign	65	22	35
	$(5,208)	$455	$(5,628)

    The income tax (expense) benefit consists of the following (in thousands):

	Year Ended May 31,
	2019	2018	2017
Federal income taxes:
Current	$--	$99	$--
Deferred	--	--	--
State income taxes:
Current	(6)	(22)	(8)
Deferred	--	--	--
Foreign income taxes:
Current	(21)	(4)	(17)
Deferred	--	--	--
	$(27)	$73	$(25)

    The Company’s effective tax rate differs from the U.S. federal statutory tax rate, as follows:

	Year Ended May 31,
	2019	2018	2017
U.S. federal statutory tax rate	21.0%	28.6%	34.0%
State taxes, net of federal tax effect	(1.0)	(16.7)	(0.1)
Foreign rate differential	(0.7)	39.4	0.1
Stock-based compensation	(2.8)	39.9	(2.8)
Research and development credit	1.5	5.9	3.1
Change in valuation allowance	(15.6)	(1,349.2)	(33.8)
Federal rate change impact	--	1,419.7	--
Federal AMT refund	--	(20.0)	--
ASU 2016-09 adoption	--	(169.1)	--
Other	(2.9)	5.4	(0.9)
Effective tax rate	(0.5)%	(16.1)%	(0.4)%

      The components of the net deferred tax assets are as follows (in thousands):

	Year Ended May 31,
	2019	2018

Net operating losses	$13,475	$12,918
Credit carryforwards	4,995	4,952
Inventory reserves	790	588
Reserves and accruals	1,379	1,419
Other	298	247

	20,937	20,124

Less: Valuation allowance	(20,937)	(20,124)
Net deferred tax assets	$--	$--

    The valuation allowance increased by $813,000 during fiscal 2019, decreased by $6,139,000 during fiscal 2018, and increased by $1,635,000 during fiscal 2017. As of May 31, 2019 and 2018, the Company concluded that it is more likely than not that the deferred tax assets will not be realized and therefore provided a full valuation allowance against the deferred tax assets. The Company will continue to evaluate the need for a valuation allowance against its deferred tax assets on a quarterly basis.

    At May 31, 2019, the Company had federal and state net operating loss carryforwards of $53,803,000 and $29,504,000 respectively. The federal and state net operating loss carryforwards will begin to expire in 2024. At May 31, 2019, the Company also had federal and state research and development tax credit carryforwards of $2,071,000 and $5,609,000, respectively. The federal credit carryforward will begin to expire in 2022, and the California credit will carryforward indefinitely. These carryforwards may be subject to certain limitations on annual utilization in case of a change in ownership, as defined by tax law. The Company also has alternative minimum tax credit carryforwards of $34,000 for state purposes. The credits may be used to offset regular tax and do not expire.

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

    Foreign net operating loss carryforwards of $345,000 are available to reduce future foreign taxable income. The foreign net operating losses will expire starting in fiscal year 2021.

    The Company maintains liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available. The aggregate changes in the balance of gross unrecognized tax benefits are as follows (in thousands):

Beginning balance as of May 31, 2016	$789

Decreases related to prior year tax positions	--
Decreases related to lapse of statute of limitations	--

Balance at May 31, 2017	$789

Increases related to prior year tax positions	889
Increases related to current year tax positions	107

Balance at May 31, 2018	$1,785

Decreases related to prior year tax positions	(41)
Increases related to current year tax positions	65

Balance at May 31, 2019	$1,809

    The ending balance of $1,809,000 of unrecognized tax benefits as of May 31, 2019, if recognized, would not impact the effective tax rate.

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

    As part of the transition to the new territorial tax system, the Tax Act imposes a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries. The company is not subject to the transition tax. The one-time transition tax is based on post-1986 earnings and profits that were previously deferred from U.S. income tax. During fiscal 2019 the Company finalized its calculation of the transition tax and due to carryover losses and the valuation allowance the Company determined there was no impact to the financial statements as a result of the completion of the analysis.

    The Tax Act also repealed the corporate alternative minimum tax, or AMT, effective December 31, 2017. The Tax Act repealed the corporate alternative minimum tax regime and permits existing minimum tax credits to offset the regular tax liability for any tax year. Further, the credit is refundable for any tax year beginning after December 31, 2017 and before December 31, 2020 in an amount equal to 50% of the excess of the minimum tax credit over the allowable credit for the year against the regular tax liability. Any unused minimum tax credit carryforward is refundable in the following year. As result, the Company recorded a benefit of $90,000 for its federal refundable AMT credit in its fiscal 2018 tax provision.

    In addition, the reduction of U.S. federal corporate tax rate reduces the corporate tax rate to 21%, effective January 1, 2018. Consequently, the Company has accounted for the reduction of $6.4 million of deferred tax assets with an offsetting adjustment to the valuation allowance.

    Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, California, Germany and Japan. Tax years 1996 – 2018 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers, research and development tax credits, or other tax attributes from those years.

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

    The maximum amount of $2,000,000 drawn against the Credit Facility was converted to Convertible Notes, and at May 31, 2018 there was no remaining balance available to be drawn on the Credit Facility.

    The Convertible Notes bore interest at an annual rate of 9.0%. Interest was payable quarterly on March 1, June 1, September 1 and December 1 of each year. Debt issuance costs of $356,000, which were accreted over the term of the original loan using the effective interest rate method, were offset against the loan balance.

    The conversion price for the Convertible Notes was $2.30 per share and was subject to adjustment upon the occurrence of certain specified events. Holders could convert all or any part of the principal amount of their Convertible Notes in integrals of $10,000 at any time prior to the maturity date. Upon conversion, the Company would deliver shares of its common stock to the holder of Convertible Notes electing such conversion. The Company could not redeem the Convertible Notes prior to maturity.

    The Company’s obligations under the Purchase Agreement were secured by substantially all of the assets of the Company.

    On the maturity date of April 10, 2019, the Company paid off the Convertible Notes in an aggregate principal amount of $6.1 million.

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

    On April 19, 2017, the Company completed a public offering of 4,423,000 shares of its common stock at a price to the public of $3.90 per share, including the underwriter’s exercise of its option to purchase 577,000 additional shares to cover over-allotments. The gross proceeds to the Company were $17,250,000, before underwriting discounts and offering expenses. The net proceeds after underwriting discounts and offering expenses were $15,832,000.

10. STOCKHOLDERS’ EQUITY, COMPREHENSIVE INCOME AND STOCK-BASED COMPENSATION:

ACCUMULATED OTHER COMPREHENSIVE INCOME:

    Changes in the components of AOCI, net of tax, were as follows (in thousands):

	Cumulative Translation Adjustments	Unrealized Loss on Investments, Net	Total

Balance at May 31, 2017	$2,249	$--	$2,249
Other comprehensive income (loss) before reclassifications	43	--	43
Amounts reclassified out of AOCI	--	--	--
Other comprehensive income (loss), net of tax	43	--	43
Balance at May 31, 2018	$2,292	$--	$2,292
Other comprehensive income (loss) before reclassifications	(62)	--	(62)
Amounts reclassified out of AOCI	--	--	--
Other comprehensive income (loss), net of tax	(62)	--	(62)
Balance at May 31, 2019	$2,230	$--	$2,230

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

    The following table summarizes the stock-based compensation expense for the fiscal years ended May 31, 2019, 2018 and 2017 (in thousands, except per share data):

	Year Ended May 31,
	2019	2018	2017
Stock-based compensation in the form of stock options, RSUs, and ESPP purchase rights, included in:

Cost of sales	$104	$148	$91
Selling, general and administrative	545	592	714
Research and development	256	256	194

Net effect on net income (loss)	$905	$996	$999

Effect on net income (loss) per share:
Basic	$0.04	$0.05	$0.06
Diluted	$0.04	$0.04	$0.06

    As of May 31, 2019, 2018 and 2017, there were no stock-based compensation expenses capitalized as part of inventory.

    During fiscal 2019, 2018 and fiscal 2017, the Company recorded stock-based compensation related to stock options and restricted stock units of $650,000, $706,000 and $884,000, respectively.

    As of May 31, 2019, the total compensation expense related to unvested stock-based awards under the Company’s 2016 Equity Incentive Plan, but not yet recognized, was $1,182,000 which is net of estimated forfeitures of $3,000. This expense will be amortized on a straight-line basis over a weighted average period of approximately 3.0 years.

    During fiscal 2019, 2018 and fiscal 2017, the Company recorded stock-based compensation related to its ESPP of $255,000, $290,000 and $115,000, respectively. The increase in fiscal 2018 is primarily due to employees increasing their ESPP elections during the fiscal year.

    As of May 31, 2019, the total compensation expense related to purchase rights under the ESPP but not yet recognized was $179,000. This expense will be amortized on a straight-line basis over a weighted average period of approximately 1.2 years.

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

    Fair Value. The fair values of the Company’s stock options granted to employees in fiscal 2019, 2018 and 2017 were estimated using the following weighted average assumptions in the Black-Scholes option valuation method:

	Year Ended May 31,
	2019	2018	2017

Expected term (in years)	5	4	4
Volatility	0.72	0.77	0.81
Risk-free interest rates	2.83%	1.95%	1.02%
Weighted-average grant date fair value	$1.33	$2.07	$1.09

    The fair value of our ESPP purchase rights for the fiscal 2019, 2018 and 2017 was estimated using the following weighted-average assumptions:

	Year End May 31,
	2019	2018	2017

Expected term (in years)	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0
Volatility	0.48 – 0.78	0.56 – 0.81	0.79 – 1.08
Risk-free interest rates	2.33%-2.82%	1.92%-2.25%	0.48%-0.80%
Weighted-average grant date fair value	$1.14	$1.01	$1.65

EQUITY INCENTIVE PLAN:

    In October 2006, the Company’s 2006 Equity Incentive Plan was approved by the shareholders, which provides for granting of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, performance shares and other stock or cash awards as the Company’s Board of Directors may determine.

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

    As of May 31, 2019, out of the 4,277,000 shares authorized for grant under the 2016 Equity Incentive Plan, 3,129,000 stock options and RSUs were outstanding. As of May 31, 2018, out of the 4,718,000 shares authorized for grant under the 2016 Equity Incentive Plan, 2,906,000 stock options and RSUs were outstanding.

    The following tables summarize the Company’s stock option and RSU transactions during fiscal 2019, 2018 and 2017 (in thousands):
Available
Shares
Balance, May 31, 2016	1,847

Additional shares reserved	2,238
Options granted	(368)
RSUs granted	(157)
Options terminated	55
Plan shares expired	(1,446)

Balance, May 31, 2017	2,169

Options granted	(338)
RSUs granted	(64)
RSUs cancelled	33
Options terminated	16
Plan shares expired	(4)

Balance, May 31, 2018	1,812

Options granted	(804)
RSUs cancelled	8
Options terminated	195
Plan shares expired	(64)

Balance, May 31, 2019	1,147

    The following table summarized the stock option transactions during fiscal 2019, 2018 and 2017 (in thousands, except per share data):

	Outstanding Options
		Weighted
	Number	Average	Aggregate
	of	Exercise	Intrinsic
	Shares	Price	Value
Balances, May 31, 2016	3,201	$1.66	$189

Options granted	368	$1.83
Options terminated	(55)	$1.42
Options exercised	(440)	$1.35

Balances, May 31, 2017	3,074	$1.73	$8,763

Options granted	338	$3.56
Options terminated	(16)	$2.72
Options exercised	(537)	$1.17

Balances, May 31, 2018	2,859	$2.04	$1,987

Options granted	804	$2.19
Options terminated	(195)	$2.32
Options exercised	(361)	$0.85

Balances, May 31, 2019	3,107	$2.20	$283

Options fully vested and expected to vest at May 31, 2019	3,079	$2.20	$282

    The options outstanding and exercisable at May 31, 2019 were in the following exercise price ranges (in thousands, except per share data):

	Options Outstanding			Options Exercisable
	at May 31, 2019			at May 31, 2019
Range of Exercise Prices	Number Outstanding Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.80-$0.97	47	0.52	$0.85	47	0.52	$0.85	-
$1.09-$1.28	456	0.78	$1.28	456	0.78	$1.28
$1.65-$2.06	761	4.57	$1.83	427	3.50	$1.79
$2.10-$2.81	1,600	3.55	$2.43	1,244	2.81	$2.44
$3.46-$3.93	243	5.16	$3.85	140	5.20	$3.79

$0.80-$3.93	3,107	3.47	$2.20	2,314	2.64	$2.14	$274

    The total intrinsic values of options exercised were $338,000, $1,058,000 and $810,000 during fiscal 2019, 2018 and 2017, respectively. The weighted average contractual life of the options exercisable and expected to be exercisable at May 31, 2019 was 3.46 years.

    Options to purchase 2,314,000, 2,312,000 and 2,422,000 shares were exercisable at May 31, 2019, 2018 and 2017, respectively. These exercisable options had weighted average exercise prices of $2.14, $1.89 and $1.63 as of May 31, 2019, 2018 and 2017, respectively.

    During the fiscal year ended May 31, 2019, there were no RSUs granted to employees. During the fiscal year ended May 31, 2019, 16,000 RSUs became fully vested and 8,000 RSUs were cancelled. 23,000 RSUs were outstanding and unvested at May 31, 2019. The intrinsic value of the outstanding and unvested RSUs at May 31, 2019 was $40,000. During the fiscal year ended May 31, 2018, RSUs for 64,000 shares were granted to employees. The market value on the date of the grant of these RSUs was $3.93 per share. During the fiscal year ended May 31, 2018, 16,000 RSUs became fully vested and 33,000 RSUs were cancelled. 47,000 RSUs were outstanding and unvested at May 31, 2018. The intrinsic value of the outstanding and unvested RSUs at May 31, 2018 was $122,000. During the fiscal year ended May 31, 2017, RSUs for 74,000 shares were granted to employees. The market value on the date of the grant of these RSUs was $1.68 per share. 42,000 RSUs became fully vested during the fiscal year ended May 31, 2017, and 32,000 RSUs were outstanding and unvested at May 31, 2017. The intrinsic value of the outstanding and unvested RSUs at May 31, 2017 was $145,000.

    There were no RSUs granted to members of the Board of Directors during fiscal 2019 and 2018. During the fiscal year ended May 31, 2017, RSUs for 83,000 shares were granted to members of the Company’s Board of Directors. The weighted average market value on the date of the grant of these RSUs was $1.86 per share. All of these RSUs were fully vested at May 31, 2017.

EMPLOYEE STOCK PURCHASE PLAN:

    In October 2006, the Company’s shareholders approved the 2006 Employee Stock Purchase Plan. In October 2016, the Company’s shareholders approved the Company’s Amended and Restated 2006 Employee Stock Purchase Plan (the "Purchase Plan"), which amended and restated the 2006 Employee Stock Purchase Plan. The Purchase Plan extended the term of the 2006 Employee Stock Purchase Plan indefinitely. See the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 14, 2016 and November 21, 2018 for further information regarding the Purchase Plan. The Purchase Plan has consecutive, overlapping, twenty-four month offering periods. Each twenty-four-month offering period includes four six-month purchase periods. The offering periods generally begin on the first trading day on or after April 1 and October 1 each year. All employees who work a minimum of 20 hours per week and are customarily employed by the Company (or an affiliate thereof) for at least five months per calendar year are eligible to participate. Under the Purchase Plan, shares are purchased through employee payroll deductions at exercise prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of an offering period or the last day of the purchase period. If a participant’s rights to purchase stock under all employee stock purchase plans of the Company accrue at a rate which exceeds $25,000 worth of stock for a calendar year, such participant may not be granted an option to purchase stock under the Purchase Plan. The maximum number of shares a participant may purchase during a single purchase period is 3,000 shares. In October 2018, the Company’s shareholders approved an amendment to the Purchase Plan to increase the number of shares authorized for issuance thereunder by an additional 350,000 shares of the Company’s common stock. After such amendment, a total of 1,850,000 shares of the Company’s common stock have been authorized for issuance under the Purchase Plan. During the fiscal years ended May 31, 2019, 2018 and 2017, ESPP purchase rights of 379,000, 359,000, and 1,000 shares, respectively, were granted. For the fiscal years ended May 31, 2019, 2018 and 2017, approximately 125,000, 237,000 and 151,000 shares of common stock, respectively, were issued under the Purchase Plan. As of May 31, 2019, a total of 1,481,000 shares have been issued under the Purchase Plan, and 369,000 ESPP shares remain available for issuance.

11. EMPLOYEE BENEFIT PLANS:

EMPLOYEE STOCK OWNERSHIP PLAN:

    The Company has a non-contributory, trusteed employee stock ownership plan for full-time employees who have completed three consecutive months of service and for part-time employees who have completed one year of service and have attained an age of 21. The Company can contribute either shares of the Company’s stock or cash to the plan. The contribution is determined annually by the Company and cannot exceed 15% of the annual aggregate salaries of those employees eligible for participation in the plan. On May 31, 2007, the Company converted the Aehr Test Systems Employee Stock Bonus Plan into the Aehr Test Systems Employee Stock Ownership Plan (the “Plan”). The stock bonus plan was converted to an employee stock ownership plan (“ESOP”) to enable the Plan to better comply with changes in the law regarding Company stock. Individuals’ account balances vest at a rate of 20% per year commencing upon completion of two years of service. Non-vested balances, which are forfeited following termination of employment, are allocated to the remaining employees in the Plan. Under the Plan provisions, each employee who reaches age fifty-five (55) and has been a participant in the Plan for ten years will be offered an election each year to direct the transfer of up to 25% of his/her ESOP account to the employee self-directed account in the Savings and Retirement Plan. For anyone who met the above prerequisites, the first election to diversify holdings was offered after May 31, 2008. In the sixth year, employees will be able to diversify up to 50% of their ESOP accounts. Contributions of $60,000 per year were authorized for the plan during fiscal 2019, 2018 and 2017. The contribution amounts are recorded as compensation expense, in the period authorized and included in accrued expenses, in the period authorized. Contributions of 23,000 shares were made to the ESOP during fiscal 2019 for fiscal 2018. Contributions of 13,000 shares were made to the ESOP during fiscal 2018 for fiscal 2017. Contributions of 59,000 shares were made to the ESOP during fiscal 2017 for fiscal 2016. The contribution for fiscal 2019 will be made in fiscal 2020. Shares held in the ESOP are included in the EPS calculation.

401(K) PLAN:

The Company maintains a defined contribution savings plan (the “401(k) Plan”) to provide retirement income to all qualified employees of the Company. The 401(k) Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan is funded by voluntary pre-tax contributions from employees. Contributions are invested, as directed by the participant, in investment funds available under the 401(k) Plan. The Company is not required to make, and did not make, any contributions to the 401(k) Plan during fiscal 2019, 2018 and 2017.

12. OTHER INCOME (EXPENSE), NET:

    Other income (expense), net comprises the following (in thousands):

	Year Ended May 31,
	2019	2018	2017
Foreign exchange gain (loss)	$43	$(63)	$(21)
Other income, net	1	2	--
	$44	$(61)	$(21)

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

    Following is a summary of changes in the Company’s liability for product warranties during the fiscal years ended May 31, 2019 and 2018 (in thousands):
	May 31,
	2019	2018

Balance at the beginning of the year	$135	$113
Accruals for warranties issued during the year	214	329
Consumption of reserves	(195)	(307)

Balance at the end of the year	$154	$135

    The accrued warranty balance is included in accrued expenses on the consolidated balance sheets.

14. SEGMENT INFORMATION:

    The Company has only one reportable segment. The information for revenue category by type, product line, geography and timing of revenue recognition, is summarized in Note “2. REVENUE.”

    Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in thousands):

	May 31,
	2019	2018
United States	$1,005	$1,156
Asia	40	40
Europe	--	7
	$1,045	$1,203

    There were no revenues through distributors for the fiscal years ended May 31, 2019 and 2018.

    The Company’s Japanese and German subsidiaries primarily comprise the foreign operations. Substantially all of the sales of the subsidiaries are made to unaffiliated Japanese or European customers. Net sales from outside the United States include those of Aehr Test Systems Japan K.K. and Aehr Test Systems GmbH.

15. RESTRUCTURING:

    During the fiscal year ended May 31, 2019, the Company implemented a restructuring plan in order to streamline its operations and better align its structure with its objectives going forward. In connection with the restructuring plan, the Company recognized $725,000 of restructuring charges related to employee termination expenses during the fiscal year ended May 31, 2019. The Company paid $317,000 of the restructuring charge during fiscal year ended May 31, 2019. At May 31, 2019, the balance of $408,000 of the restructuring charge was included in accrued expenses on the accompanying condensed consolidated balance sheets, and is expected to be paid in fiscal year 2020. The Company does not expect to incur any further expenses in connection with this restructuring plan. There were no restructuring charges incurred for the fiscal years ended May 31, 2018 and 2017.

16. RELATED PARTY TRANSACTIONS:

    Mario M. Rosati, one of the Company’s directors, is also a member of Wilson Sonsini Goodrich & Rosati, Professional Corporation, which has served as the Company’s outside corporate counsel and has received compensation at normal commercial rates for these services. The amounts of transactions during fiscal years ended May 31, 2019, 2018 and 2017 were $90,000, $64,000, and $440,000, respectively. At May 31, 2019 and 2018, the Company had $13,000 and $5,000, respectively, payable to Wilson Sonsini Goodrich & Rosati.

17. COMMITMENTS AND CONTINGENCIES:

COMMITMENTS

    The Company leases most of its manufacturing and office space under operating leases. The Company entered into non-cancelable operating lease agreements for its United States manufacturing and office facilities and maintains equipment under non-cancelable operating leases in Germany. The Company’s principal administrative and production facilities are located in Fremont, California, in a 51,289 square foot building. The Company’s lease was renewed in February 2018 and expires in July 2023. The Company’s facility in Japan is located in a 418 square foot office in Tokyo under a cancellable lease which expires in June 2022. The Company also maintains a 1,585 square foot warehouse in Yamanashi under a lease which expires in May 2020. The Company leases a 492 square foot sales and support office in Utting, Germany. The lease, which began February 1, 1992 and expires on January 31, 2021, contains an automatic twelve months renewal, at rates to be determined, if no notice is given prior to six months from expiry. Under the lease agreements, the Company is responsible for payments of utilities, taxes and insurance.

    Minimum annual rentals payments under non-cancellable operating leases in each of the next five fiscal years and thereafter are as follows (in thousands):

Years Ending May 31,
2020	$762
2021	766
2022	772
2023	795
2024	133
Thereafter	--
Total	$3,228

    Rental expense for the fiscal years ended May 31, 2019, 2018 and 2017 was $787,000, $587,000 and $509,000, respectively.

    At both May 31, 2019 and 2018, the Company had restricted cash of $80,000 held by a financial institution, representing a security deposit for its United States manufacturing and office space lease. This amount is included in other assets on the consolidated balance sheets.

PURCHASE OBLIGATIONS

    The Company has purchase obligations to certain suppliers. In some cases the products the Company purchases are unique and have provisions against cancellation of the order. At May 31, 2019, the Company had $2,525,000 of purchase obligations which are due within the following 12 months. This amount does not include contractual obligations recorded on the consolidated balance sheets as liabilities.

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

18. SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED):

    The following tables (presented in thousands, except per share data) sets forth selected unaudited condensed consolidated statements of operations data for each of the four quarters of the fiscal years ended May 31, 2019 and 2018. The unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in the Company’s opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair statement of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period and should be read in conjunction with the audited consolidated financial statements of the Company’s and the notes thereto included elsewhere herein.

	Three Months Ended
	Aug. 31,	Nov. 30,	Feb. 28,	May 31,
	2018	2018	2019	2019
Net sales	$4,740	$5,911	$3,163	$7,242
Gross profit	$1,553	$2,398	$272	$3,379
Net (loss) income	$(1,515)	$(629)	$(3,201)	$110
Net (loss) income per share basic and diluted	$(0.07)	$(0.03)	$(0.14)	$0.00

	Three Months Ended
	Aug. 31,	Nov. 30,	Feb. 28,	May 31,
	2017	2017	2018	2018
Net sales	$6,970	$7,923	$7,393	$7,269
Gross profit	$2,918	$3,131	$3,176	$3,161
Net income	$10	$60	$267	$191
Net income per share basic and diluted	$0.00	$0.00	$0.01	$0.01

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

            Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control – Integrated Framework” (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of May 31, 2019. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

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

Item 9B. Other Information

    None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

    The information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2019 Annual Meeting of Shareholders.

Item 11. Executive Compensation

    The information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2019 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    The information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2019 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

    The information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2019 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

    The information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2019 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Report:

      1. Financial Statements

         See Index under Item 8.

      2. Financial Statement Schedule

               See Index under Item 8.

      3. Exhibits

               See Item 15(b) below.

(b) Exhibits

    The following exhibits are filed as part of or incorporated by reference into this Report:

Exhibit Number	Description
3.1(1)	Restated Articles of Incorporation of Registrant.
3.2	Amended and Restated Bylaws of Registrant.
4.1(2)	Form of Common Stock certificate.
4.7(3)	Registration Rights Agreement by and among the Company and the Investors (as defined therein), dated as of September 22, 2016.
10.1(4)	2006 Equity Incentive Plan.*
10.2(5)	Amended and Restated 2006 Employee Stock Purchase Plan.*
10.3(6)	2016 Equity Incentive Plan.*
10.4(7)	Form of Indemnification Agreement entered into between Registrant and its directors and executive officers.*
10.5(8)	Form of Change of Control Agreement.*
10.6(9)	Lease dated August 3, 1999 for facilities located at Building C, 400 Kato Terrace, Fremont, California.
10.6.1(10)	First Amendment dated May 06, 2008 for facilities located at 400 Kato Terrace, Fremont, California.
10.6.2(11)	Second Amendment dated November 7, 2014 for facilities located at 400 Kato Terrace, Fremont, California.
10.6.3(12)	Third Amendment dated February 27, 2018 for facilities located at 400 Kato Terrace, Fremont, California.
10.10(13)	Offer Letter dated January 3, 2012, between the Company and Gayn Erickson.*
10.11(14)	Offer Letter dated March 5, 2013, between the Company and Rhea Posedel.*
10.12(15)	Change of Control Severance Agreement dated January 3, 2012, between the Company and Gayn Erickson.*
10.13(16)	Amended and Restated Change of Control Severance Agreement dated March 5, 2013, between the Company and Rhea J. Posedel.*
10.15(17)	Form of 2006 Equity Incentive Plan Stock Option Award Agreement.*
10.16(18)	Form of 2006 Equity Incentive Plan Restricted Stock Unit Award.*
10.17(19)	Form of 2016 Equity Incentive Plan Stock Option Award Agreement.*
10.18(20)	Form of 2016 Equity Incentive Plan Restricted Stock Unit Award.*
10.19(21)	Purchase Agreement by and among the Company and the Investors (as defined therein), dated as of September 22, 2016.
10.21(22)	Underwriting Agreement dated April 13, 2017, between the Company and Craig-Hallum Capital Group LLLC
21.1	Subsidiaries of the Company.
23.1	Consent of BPM LLP - Independent Registered Public Accounting Firm (filed herewith).
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31.1	Certification Statement of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification Statement of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 ------------------------
(1) Incorporated by reference to the same-numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 filed June 11, 1997 (File No. 333-28987).
(2) Incorporated by reference to the same-numbered exhibit previously filed with Amendment No.1 to the Company’s Registration Statement on Form S-1 filed July 17, 1997 (File No. 333-28987).
(3) Incorporated by reference to Exhibit 10.2 previously filed with the Company’s Current Report on Form 8-K filed September 28, 2016 (File No. 000-22893).
(4) Incorporated by reference to Exhibit 4.1 previously filed with the Company’s Registration Statement on Form S-8 filed October 27, 2006 (File No. 333-138249).

(5) Incorporated by reference to Exhibit 4.2 previously filed with the Company’s Registration Statement on Form S-8 filed November 14, 2016 (File No. 333-214589).
(6) Incorporated by reference to Exhibit 4.1 previously filed with the Company’s Registration Statement on Form S-8 filed November 14, 2016 (File No. 333-214589).
(7) Incorporated by reference to Exhibit 10.4 previously filed with Amendment No.1 to the Company’s Registration Statement on Form S-1 filed July 17, 1997 (File No. 333-28987).
(8) Incorporated by reference to Exhibit 10.14 previously filed with the Company’s Form 10-K for the year ended May 31, 2001 filed August 29, 2001 (File No. 000-22893).
(9) Incorporated by reference to Exhibit 10.12 exhibit previously filed with the Company’s Form 10-K for the year ended May 31, 1999 filed August 30, 1999 (File No. 000-22893).
(10) Incorporated by reference to Exhibit 10.15 previously filed with the Company’s Current Report on Form 8-K filed May 9, 2008 (File No. 000-22893).
(11) Incorporated by reference to Exhibit 10.1 previously filed with the Company’s Current Report on Form 8-K filed November 12, 2014 (File No. 000-22893).
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
(17) Incorporated by reference to Exhibit 10.17 previously filed with the Company’s Annual Report on Form 10-K filed August 29, 2016 (File No. 000-22893).
(18) Incorporated by reference to Exhibit 10.18 previously filed with the Company’s Annual Report on Form 10-K filed August 29, 2016 (File No. 000-22893).
(19) Incorporated by reference to Exhibit 10.19 previously filed with the Company’s Annual Report on Form 10-K filed August 29, 2017 (File No. 000-22893).
(20) Incorporated by reference to Exhibit 10.20 previously filed with the Company’s Annual Report on Form 10-K filed August 29, 2017 (File No. 000-22893).
(21) Incorporated by reference to Exhibit 10.1 previously filed with the Company’s Current Report on Form 8-K filed September 28, 2016 (File No. 000-22893).
(22) Incorporated by reference to Exhibit 1.1 previously filed with the Company’s Current Report on Form 8-K filed April 19, 2017 (File No. 000-22893).
* Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

AEHR TEST SYSTEMS

Dated: August 28, 2019	By:	/s/ GAYN ERICKSON
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

Signature	Title	Date

President, Chief Executive Officer, and Director
/s/ GAYN ERICKSON	(Principal Executive Officer)	August 28, 2019
Gayn Erickson
Vice President of Finance and Chief Financial Officer
/s/ KENNETH B. SPINK	(Principal Financial and Accounting Officer)	August 28, 2019
Kenneth B. Spink

/s/ LAURA OLIPHANT	Director	August 28, 2019
Laura Oliphant

/s/ RHEA J. POSEDEL	Chairman	August 28, 2019
Rhea J. Posedel

/s/ MARIO M. ROSATI	Director	August 28, 2019
Mario M. Rosati

/s/ JOHN M. SCHNEIDER	Director	August 28, 2019
John M. Schneider

/s/ HOWARD T. SLAYEN	Director	August 28, 2019
Howard T. Slayen