Form 10-Q
period 2019-08-31
AEHR TEST SYSTEMS
filed 2019-10-15
CIK 1040470

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

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

     Number of shares of the registrant’s common stock, $0.01 par value, outstanding as of September 30, 2019 was 22,740,986.

AEHR TEST SYSTEMS

FORM 10-Q

FOR THE QUARTER ENDED AUGUST 31, 2019

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	August 31,	May 31,
	2019	2019
		(1)
ASSETS
Current assets:
Cash and cash equivalents	$5,266	$5,428
Accounts receivable, net	3,287	4,859
Inventories	9,217	9,061
Prepaid expenses and other current assets	523	686

Total current assets	18,293	20,034

Property and equipment, net	1,000	1,045
Operating lease right-of-use assets	2,533	--
Other assets	199	228

Total assets	$22,025	$21,307

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,742	$1,933
Accrued expenses	1,577	2,034
Operating lease liabilities, short-term	606	--
Customer deposits and deferred revenue, short-term	615	1,545

Total current liabilities	4,540	5,512

Operating lease liabilities, long-term	2,086	--
Deferred rent	--	153
Deferred revenue, long-term	113	189

Total liabilities	6,739	5,854

Aehr Test Systems shareholders' equity:
Common stock, $0.01 par value: Authorized: 75,000;
Issued and outstanding: 22,721 shares and 22,669 shares at August 31, 2019 and May 31, 2019, respectively	227	227
Additional paid-in capital	84,760	84,499
Accumulated other comprehensive income	2,216	2,230
Accumulated deficit	(71,897)	(71,484)

Total Aehr Test Systems shareholders' equity	15,306	15,472
Noncontrolling interest	(20)	(19)

Total shareholders' equity	15,286	15,453

Total liabilities and shareholders' equity	$22,025	$21,307

(1) The condensed consolidated balance sheet at May 31, 2019 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these
condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	August 31,
	2019	2018

Net sales	$5,533	$4,740
Cost of sales	3,262	3,187
Gross profit	2,271	1,553

Operating expenses:
Selling, general and administrative	1,808	1,879
Research and development	892	1,116
Total operating expenses	2,700	2,995

Loss from operations	(429)	(1,442)

Interest income (expense), net	12	(78)
Other income, net	10	9

Loss before income tax expense	(407)	(1,511)

Income tax expense	(6)	(4)

Net loss	(413)	(1,515)
Less: Net income attributable to the noncontrolling interest	--	--

Net loss attributable to Aehr Test Systems common shareholders	$(413)	$(1,515)

Net loss per share:
Basic and Diluted	$(0.02)	$(0.07)

Shares used in per share calculations:
Basic and Diluted	22,708	22,190

The accompanying notes are an integral part of these
condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, unaudited)

	Three Months Ended
	August 31,
	2019	2018

Net loss	$(413)	$(1,515)
Other comprehensive loss, net of tax: Net change in cumulative translation adjustments	(15)	(15)

Total comprehensive loss	(428)	(1,530)
Less: Comprehensive (loss) income attributable to the noncontrolling interest	(1)	1

Comprehensive loss, attributable to Aehr Test Systems common shareholders	$(427)	$(1,531)

The accompanying notes are an integral part of these
condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

						Total Aehr
				Accumulated		Test
			Additional	Other		Systems		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’	Noncontrolling	Shareholders'
Three Months Ended August 31, 2019	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
Balances, May 31, 2019	22,669	$227	$84,499	$2,230	$(71,484)	$15,472	$(19)	$15,453

Issuance of common stock under employee plans	52	--	62	--	--	62	--	62
Stock-based compensation	--	--	199	--	--	199	--	199
Net loss	--	--	--	--	(413)	(413)	--	(413)
Foreign currency translation adjustment	--	--	--	(14)	--	(14)	(1)	(15)

Balances, August 31, 2019	22,721	$227	$84,760	$2,216	$(71,897)	$15,306	$(20)	$15,286

						Total Aehr
				Accumulated		Test
			Additional	Other		Systems		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’	Noncontrolling	Shareholders'
Three Months Ended August 31, 2018	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
Balances, May 31, 2018	22,143	$221	$83,041	$2,292	$(66,249)	$19,305	$(20)	$19,285

Issuance of common stock under employee plans	102	1	108	--	--	109	--	109
Stock-based compensation	--	--	256	--	--	256	--	256
Net loss	--	--	--	--	(1,515)	(1,515)	--	(1,515)
Foreign currency translation adjustment	--	--	--	(16)	--	(16)	1	(15)

Balances, August 31, 2018	22,245	$222	$83,405	$2,276	$(67,764)	$18,139	$(19)	$18,120

The accompanying notes are an integral part of these
condensed consolidated financial statements.

 AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	August 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(413)	$(1,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	199	256
Depreciation and amortization	95	111
Changes in operating assets and liabilities:
Accounts receivable	1,584	563
Inventories	(156)	(536)
Prepaid expenses and other current assets	194	4
Accounts payable	(235)	(398)
Accrued expenses	(455)	(151)
Customer deposits and deferred revenue	(1,006)	609
Deferred rent	--	82
Income taxes payable	3	4
Net cash used in operating activities	(190)	(971)

Cash flows from investing activities:
Purchases of property and equipment	(50)	(84)
Net cash used in investing activities	(50)	(84)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee plans, net of taxes paid related to share settlement of equity awards	62	109
Net cash provided by financing activities	62	109

Effect of exchange rates on cash and cash equivalents	16	(38)

Net decrease in cash, cash equivalents and restricted cash	(162)	(984)

Cash, cash equivalents and restricted cash, beginning of period	5,508	16,848

Cash, cash equivalents and restricted cash, end of period	$5,346	$15,864

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

    In the opinion of management, the unaudited condensed consolidated financial statements for the interim periods presented have been prepared on a basis consistent with the May 31, 2019 audited consolidated financial statements and reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated financial position and results of operations as of and for such periods indicated. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2019. Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

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

    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2019. There have been no significant changes in the Company’s significant accounting policies during the three months ended August 31, 2019, except for the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Update No. 2016-02, Leases, as discussed in Note 2. RECENT ACCOUNTING PRONOUNCEMENTS.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted

    Financial Instruments
    In January 2016, the FASB issued an accounting standard update related to the recognition and measurement of financial assets and financial liabilities. This standard changes accounting for equity investments and financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, this standard clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The Company adopted this new standard in fiscal year 2020. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

    Leases
    In February 2016, the FASB issued ASC Update No. 2016-02, Leases (FASB ASC Topic 842, Leases). The Company adopted the standard as of June 1, 2019, using the modified retrospective approach and the transition method provided by ASC Update No. 2018-11, Leases (Topic 842): Targeted Improvements. Under this method, the Company applied the new leasing rules on the date of adoption and recognized the cumulative effect of initially applying the standard as an adjustment to its opening balance sheet, rather than at the earliest comparative period presented in the financial statements. Prior periods presented are in accordance with the previous lease guidance under FASB ASC Topic 840, Leases.

    In addition, the Company applied the package of practical expedients permitted under FASB ASC Topic 842 transition guidance to its entire lease portfolio at June 1, 2019. As a result, the Company was not required to reassess (i) whether any expired or existing contracts are or contain leases, (ii) the classification of any expired or existing leases and (iii) the treatment of initial direct costs for any existing leases. Furthermore, the Company elected not to separate lease and non-lease components for the majority of its leases. Instead, for all applicable classes of underlying assets, the Company accounted for each separate lease component and the non-lease components associated with that lease component, as a single lease component.

    As a result of adopting FASB ASC Topic 842, Leases on June 1, 2019, the Company recognized right-of-use assets of $2.7 million and corresponding liabilities of $2.8 million for its existing operating lease portfolio on its unaudited condensed consolidated balance sheet. Operating lease right-of-use assets are presented within Operating lease right-of-use assets and corresponding liabilities are presented within Operating lease liabilities, short-term and Operating lease liabilities, long-term on the Company’s unaudited condensed consolidated balance sheet. There was no material impact to the Company’s unaudited condensed consolidated statements of operations or unaudited condensed consolidated statements of cash flows. Please refer to Note 11 – Leases for information regarding the Company’s lease portfolio as of August 31, 2019 as accounted for under FASB ASC Topic 842, Leases.

Accounting Standards Not Yet Adopted

    Financial Instruments
    In June 2016, the FASB issued an accounting standard update that requires measurement and recognition of expected credit losses for financial assets held based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. The accounting standard will be effective for the Company beginning in the first quarter of fiscal 2021 on a modified retrospective basis, and early adoption in fiscal 2020 is permitted. The Company does not expect a material impact of this accounting standard on its consolidated financial statements.

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

    Revenue for systems and spares is recognized at a point in time, which is generally upon shipment or delivery. Revenue from services is recognized over time as services are completed or ratably over the contractual period of generally one year or less.

    The Company has elected the practical expedient to not assess whether a contract has a significant financing component as the Company’s standard payment terms are less than one year.

Disaggregation of revenue

    The following tables show revenues by major product categories. Within each product category, contract terms, conditions and economic factors affecting the nature, amount, timing and uncertainty around revenue recognition and cash flow are substantially similar.

    The Company’s revenues by product category are as follows (in thousands):

	Three Months Ended
	August 31,
	2019	2018
Type of good / service:
Systems	$2,934	$1,806
Contactors	1,650	1,153
Services	949	1,781
	$5,533	$4,740

Product lines:
Wafer-level	$4,826	$1,969
Test During Burn-In	707	2,771
	$5,533	$4,740

    The following presents information about the Company’s operations in different geographic areas. Net sales are based upon ship-to location (in thousands):

	Three Months Ended
	August 31,
	2019	2018
Geographic region:
United States	$5,057	$2,695
Asia	338	1,734
Europe	138	311
	$5,533	$4,740

    With the exception of the amount of service contracts and extended warranties, the Company’s product category revenue is recognized at the point in time when control transfers to the customer.

	Three Months Ended
	August 31,
	2019	2018
Timing of revenue recognition:
Products and services transferred at a point in time	$4,859	$4,118
Services transferred over time	674	622
	$5,533	$4,740

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

    Contract liabilities include payments received in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities are reported on the Condensed Consolidated Balance Sheets at the end of each reporting period as a component of deferred revenue. Contract liabilities as of August 31, 2019 and May 31, 2019 were $728,000 and $1,734,000, respectively. During the three months ended August 31, 2019, the Company recognized $1,049,000 of revenues that were included in contract liabilities as of May 31, 2019.

Remaining performance obligations

    On August 31, 2019, the Company had $546,000 of remaining performance obligations, which were comprised of deferred service contracts and extended warranty contracts not yet delivered. The Company expects to recognize approximately 65% of its remaining performance obligations as revenue in fiscal 2020, and an additional 35% in fiscal 2021 and thereafter. The foregoing excludes the value of other remaining performance obligations as they have original durations of one year or less, and also excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

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

    The following table presents the computation of basic and diluted net loss per share attributable to Aehr Test Systems common shareholders (in thousands, except per share data):

	Three Months Ended
	August 31,
	2019	2018

Numerator: Net loss	$(413)	$(1,515)

Denominator for basic net loss per share:
Weighted average shares outstanding	22,708	22,190

Shares used in basic net loss per share calculation	22,708	22,190
Effect of dilutive securities	--	--

Denominator for diluted net loss per share	22,708	22,190
Basic net loss per share	$(0.02)	$(0.07)
Diluted net loss per share	$(0.02)	$(0.07)

    For the purpose of computing diluted earnings per share, the weighted average number of potential common shares does not include stock options with an exercise price greater than the average fair value of the Company’s common stock for the period, as the effect would be anti-dilutive. In the three months ended August 31, 2019 and 2018 potential common shares have not been included in the calculation of diluted net loss per share as the effect would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for these periods are the same. Stock options to purchase 3,434,000 shares of common stock, RSUs for 20,000 shares and ESPP rights to purchase 297,000 ESPP shares were outstanding as of August 31, 2019, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive. Stock options to purchase 3,189,000 shares of common stock, RSUs for 43,000 shares and ESPP rights to purchase 359,000 ESPP shares were outstanding as of August 31, 2018, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive. The 2,657,000 shares convertible under the 9.0% Convertible Secured Notes (the “Convertible Notes”) outstanding on August 31, 2018 were not included in the computation of diluted net loss per share because the inclusion of such shares would be anti-dilutive.

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

Level 3 - instrument valuations are obtained without observable market values and require a high level of judgment to determine the fair value.

    The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of August 31, 2019 (in thousands):

	Balance as of
	August 31, 2019	Level 1	Level 2	Level 3
Money market funds	$2,029	$2,029	$--	$--
Assets	$2,029	$2,029	$--	$--

    The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of May 31, 2019 (in thousands):

	Balance as of May 31, 2019	Level 1	Level 2	Level 3
Money market funds	$3,017	$3,017	$--	$--
Assets	$3,017	$3,017	$--	$--

    Included in Money market funds as of August 31, 2019 and May 31, 2019 is $80,000 restricted cash representing a security deposit for the Company’s United States manufacturing and office space lease.

    There were no financial liabilities measured at fair value as of August 31, 2019 and May 31, 2019.

    There were no transfers between Level 1 and Level 2 fair value measurements during the three months ended August 31, 2019.

    The carrying amounts of financial instruments including cash, cash equivalents, receivables, accounts payable and certain other accrued liabilities, approximate fair value due to their short maturities.

6. ACCOUNTS RECEIVABLE, NET

    Accounts receivable represent customer trade receivables. As of August 31, 2019 and May 31, 2019, there was no allowance for doubtful accounts. Accounts receivable are derived from the sale of products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies. The Company’s allowance for doubtful accounts is based upon historical experience and review of trade receivables by aging category to identify specific customers with known disputes or collection issues. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received.

7. INVENTORIES

    Inventories are comprised of the following (in thousands):
	August 31,	May 31,
	2019	2019
Raw materials and sub-assemblies	$6,499	$5,471
Work in process	2,667	3,580
Finished goods	51	10
	$9,217	$9,061

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

    The following is a summary of changes in the Company's liability for product warranties during the three months ended August 31, 2019 and 2018 (in thousands):

	Three Months Ended
	August 31,
	2019	2018

Balance at the beginning of the period	$154	$135

Accruals for warranties issued during the period	62	75
Consumption of reserves	(24)	(50)

Balance at the end of the period	$192	$160

    The accrued warranty balance is included in accrued expenses on the accompanying condensed consolidated balance sheets.

9. CUSTOMER DEPOSITS AND DEFERRED REVENUE, SHORT-TERM

    Customer deposits and deferred revenue, short-term (in thousands):

	August 31,	May 31,
	2019	2019
Customer deposits	$182	$1,003
Deferred revenue	433	542
	$615	$1,545

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

11. LEASES

    The Company has only operating leases for real estate including corporate offices, warehouse space and certain equipment. A lease with an initial term of 12 months or less is generally not recorded on the condensed consolidated balance sheet, unless the arrangement includes an option to purchase the underlying asset, or renew the arrangement that the Company is reasonably certain to exercise (short-term leases). The Company recognizes lease expense on a straight-line basis over the lease term for short-term leases that the Company does not record on its balance sheet. The Company’s operating leases have remaining lease terms of 1 to 4 years.

    The Company determines whether an arrangement is or contains a lease based on the unique facts and circumstances present at the inception of the arrangement. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable.

    As such, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

    The weighted-average remaining lease term for the Company’s operating leases was 3.9 years at August 31, 2019 and the weighted-average discount rate was 5.5%.

    The Company’s operating lease cost was $183,000 for the three months ended August 31, 2019.

    The following table presents supplemental cash flow information related to the Company’s operating leases (in thousands):

Three Months Ended August 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$182

    The following table presents the maturities of the Company’s operating lease liabilities as of August 31, 2019 (in thousands):

Fiscal year	Operating Leases
2020 (excluding the first three months of 2020)	$551
2021	754
2022	772
2023	795
2024	132
Thereafter	--
Total future minimum operating lease payments	$3,004
Less: imputed interest	312
Present value of operating lease liabilities	$2,692

12. STOCK-BASED COMPENSATION

    Stock-based compensation expense consists of expenses for stock options, restricted stock units, or RSUs, and employee stock purchase plan, or ESPP, purchase rights. Stock-based compensation expense for stock options and ESPP purchase rights is measured at each grant date, based on the fair value of the award using the Black-Scholes option valuation model, and is recognized as expense over the employee’s requisite service period. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different from those of publicly traded options. For RSUs, stock-based compensation cost is based on the fair value of the Company’s common stock at the grant date. All of the Company’s stock-based compensation is accounted for as an equity instrument. See Note 10 in the Company’s Annual Report on Form 10-K for fiscal 2019 filed on August 28, 2019 for further information regarding the 2016 Equity Incentive Plan and the Amended and Restated 2006 ESPP.

    The following table summarizes the stock-based compensation expense for the three months ended August 31, 2019 and 2018 (in thousands):

	Three Months Ended
	August 31,
	2019	2018
Stock-based compensation in the form of employee stock options, RSUs and ESPP purchase rights, included in:
Cost of sales	$19	$36
Selling, general and administrative	130	148
Research and development	50	72
Net effect on net loss	$199	$256

    As of August 31, 2019 and 2018, there were no stock-based compensation expenses capitalized as part of inventory.

    During the three months ended August 31, 2019 and 2018, the Company recorded stock-based compensation expenses related to stock options and RSUs of $150,000 and $173,000, respectively.

    As of August 31, 2019, the total compensation expense related to unvested stock-based awards under the Company’s 2016 Equity Incentive Plan, but not yet recognized, was approximately $1,508,000, which is net of estimated forfeitures of $4,000. This expense will be amortized on a straight-line basis over a weighted average period of approximately 3.2 years.

    During the three months ended August 31, 2019 and 2018, the Company recorded stock-based compensation expense related to the ESPP of $49,000 and $83,000, respectively.

    As of August 31, 2019, the total compensation expense related to purchase rights under the ESPP but not yet recognized was approximately $131,000. This expense will be amortized on a straight-line basis over a weighted average period of approximately 1.1 years.

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

    Fair Value. The fair value of the Company’s stock options granted to employees for the three months ended August 31, 2019 and 2018 were estimated using the following weighted average assumptions in the Black-Scholes option valuation model:

	Three Months Ended
	August 31,
	2019	2018

Expected term (in years)	5	5
Volatility	0.71	0.74
Risk-free interest rate	1.88%	2.75%
Weighted average grant date fair value	$0.97	$1.48

    There were no ESPP purchase rights granted to employees for the three months ended August 31, 2019 and 2018. There were no ESPP shares issued during the three months ended August 31, 2019 and 2018. As of August 31, 2019, there were 369,000 ESPP shares available for issuance.

    The following tables summarize the Company’s stock option and RSU transactions during three months ended August 31, 2019 (in thousands):

Available
Shares
Balance, May 31, 2019	1,147

Options granted	(527)
Shares cancelled	151
Shares expired	(119)

Balance, August 31, 2019	652

    The following table summarizes the stock option transactions during the three months ended August 31, 2019 (in thousands, except per share data):

	Outstanding Options
		Weighted
	Number	Average	Aggregate
	of	Exercise	Intrinsic
	Shares	Price	Value
Balances, May 31, 2019	3,107	$2.20	$282

Options granted	527	$1.64
Options cancelled	(151)	$1.50
Options exercised	(49)	$1.27

Balances, August 31, 2019	3,434	$2.16	$41

Options fully vested and expected to vest at August 31, 2019	3,397	$2.16	$41

    The options outstanding and exercisable at August 31, 2019 were in the following exercise price ranges (in thousands, except per share data):

	Options Outstanding			Options Exercisable
	at August 31, 2019			at August 31, 2019
Range of Exercise Prices	Number Outstanding Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.80-$0.97	47	0.26	$0.85	47	0.26	$0.85
$1.09-$1.28	301	0.82	$1.28	301	0.82	$1.28
$1.64-$2.06	1,261	5.34	$1.76	483	3.54	$1.80
$2.10-$2.81	1,584	3.30	$2.43	1,263	2.63	$2.44
$3.46-$3.93	241	4.91	$3.85	151	4.94	$3.80
$0.80-$3.93	3,434	3.90	$2.16	2,245	2.69	$2.20	$41

    The total intrinsic value of options exercised during the three months ended August 31, 2019 and 2018 was $17,000 and $139,000, respectively. The weighted average remaining contractual life of the options exercisable and expected to be exercisable at August 31, 2019 was 3.88 years.

    During the three months ended August 31, 2019 and 2018, there were no RSUs granted to employees. During the three months ended August 31, 2019, 3,000 RSUs became fully vested. As of August 31, 2019, 20,000 RSUs were unvested which had an intrinsic value of $26,000. During the three months ended August 31, 2018, 4,000 RSUs became fully vested. As of August 31, 2018, 43,000 RSUs were unvested which had an intrinsic value of $108,000.

13. SEGMENT INFORMATION

    The Company has only one reportable segment. The information for revenue category by type, product line, geography and timing of revenue recognition, is summarized in Note 3. REVENUE.

    Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in thousands):

	August 31,	May 31,
	2019	2019
United States	$961	$1,005
Asia	39	40
Europe	--	--
	$1,000	$1,045

    As of August 31, 2019, the operating lease right-of-use assets of $2,533,000 are allocated in the United States.

    There were no revenues through distributors for the three months ended August 31, 2019 and 2018.

    The Company’s Japanese and German subsidiaries primarily comprise the foreign operations. Substantially all of the sales of the subsidiaries are made to unaffiliated Japanese or European customers. Net sales from outside the United States include those of Aehr Test Systems Japan K.K. and Aehr Test Systems GmbH.

    Sales to the Company’s five largest customers accounted for approximately 93% and 78% of its net sales for the three months ended August 31, 2019 and 2018, respectively. Two customers accounted for approximately 54% and 22% of the Company’s net sales in the three months ended August 31, 2019. Four customers accounted for approximately 21%, 18%, 17% and 14% of the Company’s net sales in the three months ended August 31, 2018. No other customers represented more than 10% of the Company's net sales for either of the three months ended August 31, 2019 and 2018.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report and with our Annual Report on Form 10-K for the fiscal year ended May 31, 2019 and the consolidated financial statements and notes thereto.

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

OVERVIEW

    We were founded in 1977 to develop and manufacture burn-in and test equipment for the semiconductor industry. Since our inception, we have sold more than 2,500 systems to semiconductor manufacturers, semiconductor contract assemblers and burn-in and test service companies worldwide. Our principal products currently are the FOX full wafer contact parallel test and burn-in system, WaferPak contactors, the DiePak carrier, test fixtures and the Advanced Burn-in and Test System, or ABTS.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, income taxes, financing operations, warranty obligations, and long-term service contracts. Our estimates are derived from historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Those results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of the critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2019.

    There have been no material changes to our critical accounting policies and estimates during the three months ended August 31, 2019 compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2019, except for the adoption of FASB ASC Topic 842, Leases, as discussed in Note 2. RECENT ACCOUNTING PRONOUNCEMENTS.

RESULTS OF OPERATIONS

    The following table sets forth items in our unaudited condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

	Three Months Ended
	August 31,
	2019	2018

Net sales	100.0%	100.0%
Cost of sales	59.0	67.2
Gross profit	41.0	32.8

Operating expenses:
Selling, general and administrative	32.7	39.6
Research and development	16.1	23.6

Total operating expenses	48.8	63.2

Loss from operations	(7.8)	(30.4)

Interest income (expense), net	0.2	(1.7)
Other income, net	0.2	0.2

Loss before income tax expense	(7.4)	(31.9)

Income tax expense	(0.1)	(0.1)

Net loss	(7.5)	(32.0)
Less: Net income attributable to the noncontrolling interest	--	--
Net loss attributable to Aehr Test Systems common shareholders	(7.5)%	(32.0)%

THREE MONTHS ENDED AUGUST 31, 2019 COMPARED TO THREE MONTHS ENDED AUGUST 31, 2018

    NET SALES. Net sales increased to $5.5 million for the three months ended August 31, 2019 from $4.7 million for the three months ended August 31, 2018, an increase of 16.7%. The increase in net sales for the three months ended August 31, 2019 was primarily due to the increase in net sales of our wafer-level products, partially offset by the decrease in our Test During Burn-in (TDBI) products. Net sales of our wafer-level products for the three months ended August 31, 2019 were $4.8 million, and increased approximately $2.9 million from the three months ended August 31, 2018. Net sales of our TDBI products for the three months ended August 31, 2019 were $707,000, and decreased approximately $2.1 million from the three months ended August 31, 2018.

    GROSS PROFIT. Gross profit increased to $2.3 million for the three months ended August 31, 2019 from $1.6 million for the three months ended August 31, 2018, an increase of approximately 46.2%. Gross profit margin increased to 41.0% for the three months ended August 31, 2019 from 32.8% for the three months ended August 31, 2018. The increase in gross profit margin was primarily due to a decrease in other cost of goods sold related to inventory scrap, and tooling and layout charges.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses decreased to $1.8 million for the three months ended August 31, 2019 from $1.9 million for the three months ended August 31, 2018, a decrease of 3.8%. The decrease in SG&A expenses was primarily due to a decrease in employment related expenses.

    RESEARCH AND DEVELOPMENT. R&D expenses decreased to $892,000 for the three months ended August 31, 2019 from $1.1 million for the three months ended August 31, 2018, a decrease of 20.1%. The decrease in R&D expenses was primarily due to a decrease in employment related expenses and a reduction in R&D material expenses.

    INTEREST INCOME (EXPENSE), NET. Interest income, net for the three months ended August 31, 2019 was $12,000 compared with interest expense, net of $78,000 for the three months ended August 31, 2018. The decrease in interest expense for the three months ended August 31, 2019 was primarily due to the repayment of the Convertible Notes on the maturity date of April 10, 2019.

    OTHER INCOME, NET. Other income, net was $10,000 and $9,000 for the three months ended August 31, 2019 and 2018, respectively.

    INCOME TAX EXPENSE. Income tax expense was $6,000 and $4,000 for the three months ended August 31, 2019 and 2018, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was $190,000 and $971,000 for the three months ended August 31, 2019 and 2018, respectively. For the three months ended August 31, 2019, net cash used in operating activities was primarily the result of the net loss of $413,000, as adjusted to exclude the effect of a non-cash charge of stock-based compensation expense of $199,000 and depreciation and amortization of $95,000. Other changes in cash from operations primarily resulted from a decrease in accounts receivable of $1.6 million, partially offset by decreases in customer deposits and deferred revenue, accrued expenses and accounts payable of $1.0 million, $455,000 and $235,000, respectively. The decrease in accounts receivable was primarily due to a decrease in sales for the three months ended August 31, 2019 compared with the three months ended May 31, 2019. The decrease in customer deposits and deferred revenue was primarily due to the decrease in backlog of customer orders with down payments. The decrease in accrued expenses was primarily due to the severance payments to terminated employees impacted by the restructuring plan implemented during fiscal year 2019. The decrease in accounts payable was primarily due to the decrease in inventory purchases for the three months ended August 31, 2019 compared with the three months ended May 31, 2019. For the three months ended August 31, 2018, net cash used in operating activities was primarily the result of the net loss of $1.5 million, as adjusted to exclude the effect of a non-cash charge of stock-based compensation expense of $256,000 and depreciation and amortization of $111,000. Other changes in cash from operations primarily resulted from an increase in customer deposits and deferred revenue of $609,000 and a decrease in accounts receivable of $563,000, partially offset by an increase in inventories of $536,000, and decreases in accounts payable of $398,000 and accrued expenses of $151,000. The increase in customer deposits and deferred revenue was primarily due to the receipt of additional down payments from certain customers. The decrease in accounts receivable was primarily due to improvements in customer payment terms. The increase in inventories is to support future shipments for customer orders. The decrease in accounts payable was primarily due to lower expenditures associated with lower revenue. The decrease in accrued expenses was primarily due to the interest payment before the end of the quarter.

    Net cash used in investing activities was $50,000 and $84,000 for the three months ended August 31, 2019 and 2018, respectively. Net cash used in investing activities during the three months ended August 31, 2019 and 2018 was due to purchases of property and equipment.

    Net cash provided by financing activities was $62,000 and $109,000 for the three months ended August 31, 2019 and 2018, respectively. Net cash provided by financing activities during the three months ended August 31, 2019 and 2018 was due to proceeds from the issuance of common stock under employee plans.

    The effect of fluctuation in exchange rates increased cash by $16,000 for the three months ended August 31, 2019 and decreased cash by $38,000 for the three months ended August 31, 2018. The changes were due to the fluctuation in the value of the dollar compared to foreign currencies.

    As of August 31, 2019 and May 31, 2019, we had working capital of $13.8 million and $14.5 million, respectively.

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

OVERVIEW OF CONTRACTUAL OBLIGATIONS

    There have been no material changes in the composition, magnitude or other key characteristics of our contractual obligations or other commitments as disclosed in the Company's Annual Report on Form 10-K for the year ended May 31, 2019.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    We had no holdings of derivative financial or commodity instruments as of August 31, 2019 or May 31, 2019.

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

    None.

Item 1A. RISK FACTORS

    Please refer to the description of the risk factors associated with our business previously disclosed in Part I, Item 1A - "Risk Factors" of our Annual Report on Form 10-K for the year ended May 31, 2019 filed with the Securities and Exchange Commission on August 28, 2019.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

    None.

Item 4. MINE SAFETY DISCLOSURES

    Not Applicable

Item 5. OTHER INFORMATION

    None.

Item 6. EXHIBITS

Exhibit No.	Description

3.2(1)	Amended and Restated Bylaws of the Registrant.

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

(1) Incorporated by reference to Exhibit 3.1 previously filed with the Company’s Current Report on Form 8-K filed September 11, 2019 (File No. 000-22893).

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

Aehr Test Systems
(Registrant)

Date: October 14, 2019	By:	/s/ GAYN ERICKSON
Gayn Erickson
President and Chief Executive Officer

Date: October 14, 2019	By:	/s/ KENNETH B. SPINK
Kenneth B. Spink
Vice President of Finance and Chief Financial Officer