Form 10-Q
period 2019-11-30
AEHR TEST SYSTEMS
filed 2020-01-14
CIK 1040470

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

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

Number of shares of the registrant’s common stock, $0.01 par value, outstanding as of December 31, 2019 was 22,915,648.

AEHR TEST SYSTEMS

FORM 10-Q

FOR THE QUARTER ENDED NOVEMBER 30, 2019

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	November 30,	May 31,
	2019	2019
		(1)
ASSETS
Current assets:
Cash and cash equivalents	$5,302	$5,428
Accounts receivable, net	5,231	4,859
Inventories	9,800	9,061
Prepaid expenses and other current assets	534	686

Total current assets	20,867	20,034

Property and equipment, net	860	1,045
Operating lease right-of-use assets	2,387	--
Other assets	186	228

Total assets	$24,300	$21,307

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,320	$1,933
Accrued expenses	1,596	2,034
Operating lease liabilities, short-term	619	--
Customer deposits and deferred revenue, short-term	1,809	1,545

Total current liabilities	6,344	5,512

Operating lease liabilities, long-term	1,924	--
Deferred rent	--	153
Deferred revenue, long-term	64	189

Total liabilities	8,332	5,854

Aehr Test Systems shareholders' equity:
Common stock, $0.01 par value: Authorized: 75,000 shares;
Issued and outstanding: 22,914 shares and 22,669 shares at November 30, 2019 and May 31, 2019, respectively	229	227
Additional paid-in capital	85,194	84,499
Accumulated other comprehensive income	2,211	2,230
Accumulated deficit	(71,646)	(71,484)

Total Aehr Test Systems shareholders' equity	15,988	15,472
Noncontrolling interest	(20)	(19)

Total shareholders' equity	15,968	15,453

Total liabilities and shareholders' equity	$24,300	$21,307

(1) The condensed consolidated balance sheet at May 31, 2019 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these
condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2019	2018	2019	2018

Net sales	$6,874	$5,911	$12,407	$10,651
Cost of sales	3,672	3,513	6,934	6,700
Gross profit	3,202	2,398	5,473	3,951

Operating expenses:
Selling, general and administrative	2,157	1,977	3,965	3,856
Research and development	795	986	1,687	2,102
Total operating expenses	2,952	2,963	5,652	5,958

Income (loss) from operations	250	(565)	(179)	(2,007)

Interest income (expense), net	2	(74)	14	(152)
Other income, net	5	29	15	38

Income (loss) before income tax expense	257	(610)	(150)	(2,121)

Income tax expense	(6)	(19)	(12)	(23)
Net income (loss)	251	(629)	(162)	(2,144)
Less: Net income attributable to the noncontrolling interest	--	--	--	--

Net income (loss) attributable to Aehr Test Systems common shareholders	$251	$(629)	$(162)	$(2,144)

Net income (loss) per share
Basic	$0.01	$(0.03)	$(0.01)	$(0.10)
Diluted	$0.01	$(0.03)	$(0.01)	$(0.10)

Shares used in per share calculations:
Basic	22,823	22,294	22,765	22,242
Diluted	22,912	22,294	22,765	22,242

The accompanying notes are an integral part of these
condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2019	2018	2019	2018

Net income (loss)	$251	$(629)	$(162)	$(2,144)

Other comprehensive income (loss), net of tax:
Net change in cumulative translation, adjustments	(5)	(34)	(20)	(49)

Total comprehensive income (loss)	246	(663)	(182))	(2,193)
Less: Comprehensive income attributable to the noncontrolling interest	--	1	(1)	2

Comprehensive income (loss), attributable to Aehr Test Systems common shareholders	$246	$(664)	$(181)	$(2,195)

The accompanying notes are an integral part of these
condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

						Total Aehr
				Accumulated		Test
			Additional	Other		Systems		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’	Noncontrolling	Shareholders'
Three Months Ended November 30, 2019	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
Balances, August 31, 2019	22,721	$227	$84,760	$2,216	$(71,897)	$15,306	$(20)	$15,286

Issuance of common stock under employee plans	193	2	229	--	--	231	--	231
Stock-based compensation	--	--	205	--	--	205	--	205
Net loss	--	--	--	--	251	251	--	251
Foreign currency translation adjustment	--	--	--	(5)	--	(5)	--	(5)

Balances, November 30, 2019	22,914	$229	$85,194	$2,211	$(71,646)	$15,988	$(20)	$15,968

						Total Aehr
				Accumulated		Test
			Additional	Other		Systems		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’	Noncontrolling	Shareholders'
Six Months Ended November 30, 2019	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
Balances, May 31, 2019	22,669	$227	$84,499	$2,230	$(71,484)	$15,472	$(19)	$15,453

Issuance of common stock under employee plans	245	2	291	--	--	293	--	293
Stock-based compensation	--	--	404	--	--	404	--	404
Net loss	--	--	--	--	(162)	(162)	--	(162)
Foreign currency translation adjustment	--	--	--	(19)	--	(19)	(1)	(20)

Balances, November 30, 2019	22,914	$229	$85,194	$2,211	$(71,646)	$15,988	$(20)	$15,968

						Total Aehr
				Accumulated		Test
			Additional	Other		Systems		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’	Noncontrolling	Shareholders'
Three Months Ended November 30, 2018	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
Balances, August 31, 2018	22,245	$222	$83,405	$2,276	$(67,764)	$18,139	$(19)	$18,120

Issuance of common stock under employee plans	111	2	201	--	--	203	--	203
Stock-based compensation	--	--	224	--	--	224	--	224
Net income	--	--	--	--	(629)	(629)	--	(629)
Foreign currency translation adjustment	--	--	--	(35)	--	(35)	1	(34)

Balances, November 30, 2018	22,356	$224	$83,830	$2,241	$(68,393)	$17,902	$(18)	$17,884

						Total Aehr
				Accumulated		Test
			Additional	Other		Systems		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’	Noncontrolling	Shareholders'
Six Months Ended November 30, 2018	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
Balances, May 31, 2018	22,143	$221	$83,041	$2,292	$(66,249)	$19,305	$(20)	$19,285

Issuance of common stock under employee plans	213	3	309	--	--	312	--	312
Stock-based compensation	--	--	480	--	--	480	--	480
Net income	--	--	--	--	(2,144)	(2,144)	--	(2,144)
Foreign currency translation adjustment	--	--	--	(51)	--	(51)	2	(49)

Balances, November 30, 2018	22,356	$224	$83,830	$2,241	$(68,393)	$17,902	$(18)	$17,884

The accompanying notes are an integral part of these
condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	November 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(162)	$(2,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	404	480
Recovery of doubtful accounts	--	(3)
Depreciation and amortization	193	230
Changes in operating assets and liabilities:
Accounts receivable	(372)	(1,068)
Inventories	(627)	(935)
Prepaid expenses and other assets	194	23
Accounts payable	389	302
Accrued expenses	(438)	(175)
Customer deposits and deferred revenue	139	231
Deferred rent	--	84
Income taxes payable	4	18
Net cash used in operating activities	(276)	(2,957)

Cash flows from investing activities:
Purchases of property and equipment	(123)	(103)
Net cash used in investing activities	(123)	(103)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee plans, net of taxes paid related to share settlement of equity awards	293	312
Net cash provided by financing activities	293	312

Effect of exchange rates on cash and cash equivalents	(20)	(98)

Net decrease in cash, cash equivalents and restricted cash	(126)	(2,846)

Cash, cash equivalents and restricted cash, beginning of period	5,508	16,848

Cash, cash equivalents and restricted cash, end of period	$5,382	$14,002

Supplemental disclosure of non-cash flow information:
Transfers of property and equipment to inventories	$112	$--

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

    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2019. There have been no significant changes in the Company’s significant accounting policies during the three and six months ended November 30, 2019, except for the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Update No. 2016-02, Leases, as discussed in Note “2. RECENT ACCOUNTING PRONOUNCEMENTS.”

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

    In addition, the Company applied the package of practical expedients permitted under FASB ASC Topic 842 transition guidance to its entire lease portfolio at June 1, 2019. As a result, the Company was not required to reassess (i) whether any expired or existing contracts are or contain leases, (ii) the classification of any expired or existing leases and (iii) the treatment of initial direct costs for any existing leases. Furthermore, the Company elected not to separate lease and non-lease components for the majority of its leases. Instead, for all applicable classes of underlying assets, the Company accounted for each separate lease component and the non-lease components associated with that lease component as a single lease component.

    As a result of adopting FASB ASC Topic 842, Leases on June 1, 2019, the Company recognized right-of-use assets of $2.7 million and corresponding liabilities of $2.8 million for its existing operating lease portfolio on its unaudited condensed consolidated balance sheet. Operating lease right-of-use assets are presented within Operating lease right-of-use assets and corresponding liabilities are presented within Operating lease liabilities, short-term and Operating lease liabilities, long-term on the Company’s unaudited condensed consolidated balance sheet. There was no material impact to the Company’s unaudited condensed consolidated statements of operations or unaudited condensed consolidated statements of cash flows. Please refer to Note “11. LEASES” for information regarding the Company’s lease portfolio as of November 30, 2019 as accounted for under FASB ASC Topic 842, Leases.

Accounting Standards Not Yet Adopted

    Financial Instruments
    In June 2016, the FASB issued an accounting standard update (“ASU”) that requires measurement and recognition of expected credit losses for financial assets held based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. Due to a subsequent ASU in November 2019, the accounting standard will be effective for the Company beginning in the first quarter of fiscal 2024 on a modified retrospective basis, and early adoption in fiscal 2020 is permitted. The Company does not expect a material impact of this accounting standard on its consolidated financial statements.

3. REVENUE

Revenue recognition

    The Company recognizes revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services by following a five-step process: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price, and (5) recognize revenue when or as the Company satisfies a performance obligation, as further described below.

    Performance obligations include sales of systems, contactors, spare parts, and services, as well as installation and training services included in customer contracts.

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

    The Company’s revenues by product category are as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2019	2018	2019	2018
Type of good / service:
Systems	$3,027	$3,712	$5,961	$5,518
Contactors	3,046	943	4,696	2,096
Services	801	1,256	1,750	3,037
	$6,874	$5,911	$12,407	$10,651

Product lines:
Wafer-level	$6,335	$4,226	$11,161	$6,195
Test During Burn-In	539	1,685	1,246	4,456
	$6,874	$5,911	$12,407	$10,651

    The following presents information about the Company’s operations in different geographic areas. Net sales are based upon ship-to location (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2019	2018	2019	2018
Geographic region:
United States	$2,627	$4,509	$7,684	$7,204
Asia	3,529	1,334	3,867	3,068
Europe	718	68	856	379
	$6,874	$5,911	$12,407	$10,651

    With the exception of the amount of service contracts and extended warranties, the Company’s product category revenues are recognized at the point in time when control transfers to customers.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2019	2018	2019	2018
Timing of revenue recognition:
Products and services transferred at a point in time	$6,322	$5,272	$11,181	$9,390
Services transferred over time	552	639	1,226	1,261
	$6,874	$5,911	$12,407	$10,651

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

    Contract liabilities include payments received in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities are reported on the Condensed Consolidated Balance Sheets at the end of each reporting period as a component of deferred revenue. Contract liabilities as of November 30, 2019 and May 31, 2019 were $1,873,000 and $1,734,000, respectively. During the three and six months ended November 30, 2019, the Company recognized $132,000 and $1,181,000, respectively, of revenues that were included in contract liabilities as of May 31, 2019.

Remaining performance obligations

    On November 30, 2019, the Company had $415,000 of remaining performance obligations, which were comprised of deferred service contracts and extended warranty contracts not yet delivered. The Company expects to recognize approximately 50% of its remaining performance obligations as revenue in fiscal 2020, and an additional 50% in fiscal 2021 and thereafter. The foregoing excludes the value of other remaining performance obligations as they have original durations of one year or less, and also excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

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

    The following table presents the computation of basic and diluted net (loss) income per share attributable to Aehr Test Systems common shareholders (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2019	2018	2019	2018

Numerator: Net income (loss)	$251	$(629)	$(162)	$(2,144)

Denominator for basic net income (loss) per share:
Weighted average shares outstanding	22,823	22,294	22,765	22,242

Shares used in basic net income (loss) per share calculation	22,823	22,294	22,765	22,242
Effect of dilutive securities	89	--	--	--

Denominator for diluted net income (loss) per share	22,912	22,294	22,765	22,242

Basic net income (loss) per share	$0.01	$(0.03)	$(0.01)	$(0.10)
Diluted net income (loss) per share	$0.01	$(0.03)	$(0.01)	$(0.10)

    For the purpose of computing diluted earnings per share, the weighted average number of potential common shares does not include stock options with an exercise price greater than the average fair value of the Company’s common stock for the period, as the effect would be antidilutive. Stock options to purchase 2,919,000 shares of common stock were outstanding as of November 30, 2019, but were not included in the computation of diluted net income per share, because the inclusion of such shares would be antidilutive. In the three months ended November 30, 2018 and six months ended November 30, 2019 and 2018, potential common shares were not included in the calculation of diluted net loss per share as the effect would be antidilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for these periods are the same. Stock options to purchase 3,373,000 shares of common stock, RSUs for 38,000 shares and ESPP rights to purchase 327,000 ESPP shares were outstanding as of November 30, 2018, but were not included in the computation of diluted net loss per share because the inclusion of such shares would be antidilutive. The 2,657,000 shares convertible under the 9% Convertible Secured Notes (the “Convertible Notes”) outstanding at November 30, 2018 were not included in the computation of diluted net loss per share because the inclusion of such shares would be antidilutive.

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

Level 3 - instrument valuations are obtained without observable market values and require a high level of judgment to determine the fair value.

    The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of November 30, 2019 (in thousands):

	Balance as of
	November 30, 2019	Level 1	Level 2	Level 3
Money market funds	$1,838	$1,838	$--	$--
Assets	$1,838	$1,838	$--	$--

    The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of May 31, 2019 (in thousands):

	Balance as of May 31, 2019	Level 1	Level 2	Level 3
Money market funds	$3,017	$3,017	$--	$--
Assets	$3,017	$3,017	$--	$--

    Included in Money market funds as of November 30, 2019 and May 31, 2019 is $80,000 restricted cash representing a security deposit for the Company’s United States manufacturing and office space lease.

    There were no financial liabilities measured at fair value as of November 30, 2019 and May 31, 2019.

    There were no transfers between Level 1 and Level 2 fair value measurements during the three and six months ended November 30, 2019.

    The carrying amounts of financial instruments including cash, cash equivalents, receivables, accounts payable and certain other accrued liabilities, approximate fair value due to their short maturities.

6. ACCOUNTS RECEIVABLE, NET

    Accounts receivable represent customer trade receivables. As of November 30, 2019 and May 31, 2019, there were no allowances for doubtful accounts. Accounts receivable are derived from the sale of products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies. The Company’s allowance for doubtful accounts is based upon historical experience and review of trade receivables by aging category to identify specific customers with known disputes or collection issues. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received.

7. INVENTORIES

    Inventories are comprised of the following (in thousands):

	November 30,	May 31,
	2019	2019
Raw materials and sub-assemblies	$6,562	$5,471
Work in process	3,053	3,580
Finished goods	185	10
	$9,800	$9,061

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

    The following is a summary of changes in the Company's liability for product warranties during the three and six months ended November 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2019	2018	2019	2018

Balance at the beginning of the period	$192	$160	$154	$135

Accruals for warranties issued during the period	79	71	141	146
Consumption of reserves	(81)	(68)	(105)	(118)

Balance at the end of the period	$190	$163	$190	$163

    The accrued warranty balance is included in accrued expenses on the accompanying condensed consolidated balance sheets.

9. CUSTOMER DEPOSITS AND DEFERRED REVENUE, SHORT-TERM

    Customer deposits and deferred revenue, short-term (in thousands):

	November 30,	May 31,
	2019	2019
Customer deposits	$1,458	$1,003
Deferred revenue	351	542
	$1,809	$1,545

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

    The weighted-average remaining lease term for the Company’s operating leases was 3.7 years at November 30, 2019 and the weighted-average discount rate was 5.5%.

    The Company’s operating lease cost was $183,000 and $366,000 for the three and six months ended November 30, 2019, respectively.

    The following table presents supplemental cash flow information related to the Company’s operating leases (in thousands):

	Three Months Ended November 30, 2019	Six Months Ended November 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows from operating leases	$184	$366

    The following table presents the maturities of the Company’s operating lease liabilities as of November 30, 2019 (in thousands):

Fiscal year	Operating Leases
2020 (excluding the first six months of 2020)	$366
2021	754
2022	772
2023	795
2024	132
Thereafter	--
Total future minimum operating lease payments	$2,819
Less: imputed interest	276
Present value of operating lease liabilities	$2,543

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

    The following table summarizes the stock-based compensation expense for the three and six months ended November 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2019	2018	2019	2018
Stock-based compensation in the form of employee stock options, RSUs and ESPP purchase rights, included in:
Cost of sales	$19	$23	$39	$59
Selling, general and administrative	135	136	264	284
Research and development	51	65	101	137
Total stock-based compensation	$205	$224	$404	$480

    As of November 30, 2019 and 2018, there were no stock-based compensation expenses capitalized as part of inventory.

    During the three months ended November 30, 2019 and 2018, the Company recorded stock-based compensation expense related to stock options and RSUs of $163,000 and $166,000, respectively. During the six months ended November 30, 2019 and 2018, the Company recorded stock-based compensation expense related to stock options and RSUs of $313,000 and $339,000, respectively.

    As of November 30, 2019, the total compensation expense related to unvested stock-based awards under the Company’s 2016 Equity Incentive Plan, but not yet recognized, was approximately $1,405,000, which is net of estimated forfeitures of $4,000. This expense will be amortized on a straight-line basis over a weighted average period of approximately 3.0 years.

    During the three months ended November 30, 2019 and 2018, the Company recorded stock-based compensation expense related to the ESPP of $42,000 and $58,000, respectively. During the six months ended November 30, 2019 and 2018, the Company recorded stock-based compensation expense related to the ESPP of $91,000 and $141,000, respectively.

    As of November 30, 2019, the total compensation expense related to purchase rights under the ESPP but not yet recognized was approximately $117,000. This expense will be amortized on a straight-line basis over a weighted average period of approximately 0.9 years.

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

    Fair Value. The fair value of the Company’s stock options granted to employees for the three and six months ended November 30, 2019 and 2018 were estimated using the following weighted average assumptions in the Black-Scholes option valuation model:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2019	2018	2019	2018

Expected term (in years)	5	5	5	5
Volatility	0.72	0.70	0.71	0.72
Risk-free interest rate	1.60%	3.01%	1.85%	2.84%
Weighted average grant date fair value	$1.05	$1.21	$0.98	$1.38

   The fair values of the ESPP purchase rights granted for the three and six months ended November 30, 2019 were estimated using the following weighted-average assumptions:

Three and Six Months Ended
November 30, 2019

Expected term (in years)	0.5-2.0
Volatility	0.62-0.71
Expected dividend	$0.00
Risk-free interest rates	1.56% - 1.81%
Estimated forfeiture rate	0%
Weighted average grant date fair value	$0.80

    During the three and six months ended November 30, 2019, ESPP purchase rights of 38,000 were granted. During the three and six months ended November 30, 2018, ESPP purchase rights of 327,000 were granted. Total ESPP shares issued during the three and six months ended November 30, 2019 and 2018 were 71,000 and 64,000 shares, respectively. As of November 30, 2019, there were 299,000 ESPP shares available for issuance.

    The following tables summarize the Company’s stock option and RSU transactions during three and six months ended November 30, 2019 (in thousands):

Available
Shares
Balance, May 31, 2019	1,147

Options granted	(527)
Options cancelled	151
Options expired	(119)

Balance, August 31, 2019	652
Options reserved	1,196
Options granted	(58)
Options cancelled	280
Options expired	(256)

Balance, November 30, 2019	1,814

    The following table summarizes the stock option transactions during the three and six months ended November 30, 2019 (in thousands, except per share data):

	Outstanding Options
		Weighted
	Number	Average	Aggregate
	of	Exercise	Intrinsic
	Shares	Price	Value
Balances, May 31, 2019	3,107	$2.20	$282

Options granted	527	$1.64
Options cancelled	(151)	$1.50
Options exercised	(49)	$1.27

Balances, August 31, 2019	3,434	$2.16	$41

Options granted	58	$1.77
Options cancelled	(280)	$2.19
Options exercised	(85)	$1.06

Balances, November 30, 2019	3,127	$2.18	$358

Options fully vested and expected to vest at November 30, 2019	3,091	$2.18	$354

    The options outstanding and exercisable at November 30, 2019 were in the following exercise price ranges (in thousands, except per share data):

	Options Outstanding			Options Exercisable
	at November 30, 2019			at November 30, 2019
Range of Exercise Prices	Number Outstanding Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.09-$1.28	260	0.57	$1.28	260	0.57	$1.28
$1.64-$2.06	1,199	5.53	$1.76	447	4.22	$1.81
$2.10-$2.81	1,439	3.13	$2.43	1,146	2.48	$2.43
$3.46-$3.93	229	4.66	$3.85	151	4.69	$3.80
$1.09-$3.93	3,127	3.95	$2.18	2,004	2.79	$2.25	$219

    The total intrinsic value of options exercised during the three and six months ended November 30, 2019 was $50,000 and $67,000, respectively. The total intrinsic value of options exercised during the three and six months ended November 30, 2018 was $23,000 and $162,000, respectively. The weighted average remaining contractual life of the options exercisable and expected to be exercisable at November 30, 2019 was 3.93 years.

    There were no RSUs granted to employees during the three and six months ended November 30, 2019 and 2018. During the three and six months ended November 30, 2019, 3,000 and 7,000 RSUs became fully vested, respectively. During the three and six months ended November 30, 2018, 4,000 and 9,000 RSUs became fully vested, respectively. As of November 30, 2019, 16,000 RSUs were unvested which had an intrinsic value of $31,000. As of November 30, 2018, 38,000 RSUs were unvested which had an intrinsic value of $72,000.

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

    Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in thousands):

	November 30,	May 31,
	2019	2019
United States	$821	$1,005
Asia	39	40
Europe	--	--
	$860	$1,045

    As of November 30, 2019, the operating lease right-of-use assets of $2,387,000 are allocated in the United States.

    There were no revenues through distributors for the three and six months ended November 30, 2019 and 2018.

    The Company’s Japanese and German subsidiaries primarily comprise the foreign operations. Substantially all of the sales of the subsidiaries are made to unaffiliated Japanese or European customers. Net sales from outside the United States include those of Aehr Test Systems Japan K.K. and Aehr Test Systems GmbH.

    Sales to the Company’s five largest customers accounted for approximately 95% and 88% of its net sales in the three and six months ended November 30, 2019, respectively. Two customers accounted for approximately 44% and 32% of the Company’s net sales in the three months ended November 30, 2019. Three customers accounted for approximately 42%, 24% and 10% of the Company’s net sales in the six months ended November 30, 2019. Sales to the Company’s five largest customers accounted for approximately 94% and 83% of its net sales in the three and six months ended November 30, 2018, respectively. Three customers accounted for approximately 55%, 13% and 13% of the Company’s net sales in the three months ended November 30, 2018. Four customers accounted for approximately 33%, 16%, 15% and 13% of the Company’s net sales in the six months ended November 30, 2018. No other customers represented more than 10% of the Company’s net sales in the three and six months ended November 30, 2019 and 2018.

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

    There have been no material changes to our critical accounting policies and estimates during the six months ended November 30, 2019 compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2019, except for the adoption of FASB ASC Topic 842, Leases, as discussed in Note “2. RECENT ACCOUNTING PRONOUNCEMENTS.”

RESULTS OF OPERATIONS

    The following table sets forth items in our unaudited condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2019	2018	2019	2018

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	53.4	59.4	55.9	62.9
Gross profit	46.6	40.6	44.1	37.1

Operating expenses:
Selling, general and administrative	31.4	33.5	31.9	36.2
Research and development	11.6	16.7	13.6	19.7

Total operating expenses	43.0	50.2	45.5	55.9

Income (loss) from operations	3.6	(9.6)	(1.4)	(18.8)

Interest income (expense), net	--	(1.3)	0.1	(1.4)
Other income, net	0.1	0.6	0.1	0.3

Income (loss) before income tax expense	3.7	(10.3)	(1.2)	(19.9)

Income tax expense	--	(0.3)	(0.1)	(0.2)
Net income (loss)	3.7	(10.6)	(1.3)	(20.1)
Less: Net income attributable to the noncontrolling interest	--	--	--	--

Net income (loss) attributable to Aehr Test Systems common shareholders	3.7%	(10.6)%	(1.3)%	(20.1)%

THREE MONTHS ENDED NOVEMBER 30, 2019 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2018

    NET SALES. Net sales increased to $6.9 million for the three months ended November 30, 2019 from $5.9 million for the three months ended November 30, 2018, an increase of 16.3%. The increase in net sales for the three months ended November 30, 2019 was primarily due to the increase in net sales of our wafer-level products, partially offset by the decrease in net sales of our Test During Burn-in (TDBI) products. Net sales of the wafer-level products for the three months ended November 30, 2019 were $6.3 million, and increased approximately $2.1 million from the three months ended November 30, 2018. Net sales of the TDBI products for the three months ended November 30, 2019 were $539,000, and decreased approximately $1.1 million from the three months ended November 30, 2018.

    GROSS PROFIT. Gross profit increased to $3.2 million for the three months ended November 30, 2019 from $2.4 million for the three months ended November 30, 2018, an increase of approximately 33.5%. Gross profit margin increased to 46.6% for the three months ended November 30, 2019 from 40.6% for the three months ended November 30, 2018. The increase in gross profit margin was primarily the result of a change in mix of product sales, and manufacturing efficiencies due to an increase in net sales.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased to $2.2 million for the three months ended November 30, 2019 from $2.0 million for the three months ended November 30, 2018, an increase of 9.1%. The increase in SG&A expenses was primarily due to an increase in commissions and costs associated with new product introductions.

    RESEARCH AND DEVELOPMENT. R&D expenses decreased to $795,000 for the three months ended November 30, 2019 from $986,000 for the three months ended November 30, 2018, a decrease of 19.4%. The decrease in R&D expenses was primarily due to a decrease in employment related expenses and a reduction in R&D material expenses.

    INTEREST INCOME (EXPENSE), NET. Interest income, net for the three months ended November 30, 2019 was $2,000 compared with interest expense, net of $74,000 for the three months ended November 30, 2018. The decrease in interest expense for the three months ended November 30, 2019 was primarily due to the repayment of the Convertible Notes on the maturity date of April 10, 2019.

    OTHER INCOME, NET. Other income, net was $5,000 and $29,000 for the three months ended November 30, 2019 and 2018, respectively. The change in other income, net was primarily due to gains realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

    INCOME TAX EXPENSE. Income tax expense was $6,000 and $19,000 for the three months ended November 30, 2019 and 2018, respectively.

SIX MONTHS ENDED NOVEMBER 30, 2019 COMPARED TO SIX MONTHS ENDED NOVEMBER 30, 2018

    NET SALES. Net sales increased to $12.4 million for the six months ended November 30, 2019 from $10.7 million for the six months ended November 30, 2018, an increase of 16.5%. The increase in net sales for the six months ended November 30, 2019 was primarily due to the increase in net sales of our wafer-level products, partially offset by the decrease in net sales of our TDBI products. Net sales of the wafer-level products for the six months ended November 30, 2019 were $11.2 million, and increased approximately $5.0 million from the six months ended November 30, 2018. Net sales of the TDBI products for the six months ended November 30, 2019 were $1.2 million, and decreased approximately $3.2 million from the six months ended November 30, 2018.

    GROSS PROFIT. Gross profit increased to $5.5 million for the six months ended November 30, 2019 from $4.0 million for the six months ended November 30, 2018, an increase of 38.5%. Gross profit margin increased to 44.1% for the six months ended November 30, 2019 from 37.1% for the six months ended November 30, 2018. The increase in gross profit margin was primarily the result of a change in mix of product sales, manufacturing efficiencies due to an increase in net sales, and a decrease in other cost of goods sold related to inventory scrap, and tooling and layout charges.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased to $4.0 million for the six months ended November 30, 2019 from $3.9 million for the six months ended November 30, 2018, an increase of 2.8%. The increase in SG&A expenses was primarily due to an increase in commissions and costs associated with new product introductions.

    RESEARCH AND DEVELOPMENT. R&D expenses decreased to $1.7 million for the six months ended November 30, 2019 from $2.1 million for the six months ended November 30, 2018, a decrease of 19.7%. The decrease in R&D expenses was primarily due to a decrease in employment related expenses and a reduction in R&D material expenses.

    INTEREST INCOME (EXPENSE), NET. Interest income, net for the six months ended November 30, 2019 was $14,000 compared with interest expense, net of $152,000 for the six months ended November 30, 2018. The decrease in interest expense for the six months ended November 30, 2019 was primarily due to the repayment of the Convertible Notes on the maturity date of April 10, 2019.

    OTHER INCOME, NET. Other income, net was $15,000 and $38,000 for the six months ended November 30, 2019 and 2018, respectively. The change in other income, net was primarily due to gains realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

    INCOME TAX EXPENSE. Income tax expense was $12,000 and $23,000 for the six months ended November 30, 2019 and 2018, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was $276,000 and $3.0 million for the six months ended November 30, 2019 and 2018, respectively. For the six months ended November 30, 2019, net cash used in operating activities was primarily the result of net loss of $162,000, as adjusted to exclude the effect of non-cash charge of stock-based compensation expense of $404,000 and depreciation and amortization of $193,000. Net cash used in operations was also impacted by increases in inventories and accounts receivable of $627,000 and $372,000, respectively, and a decrease in accrued expenses of $438,000, partially offset by an increase in accounts payable of $389,000. The increase in accounts receivable was primarily due to large shipments toward the end of the quarter ended November 30, 2019. The increase in inventories and accounts payable were due primarily to inventory purchases to support future shipments. The decrease in accrued expenses was primarily due to the restructuring payments to terminated employees impacted by the restructuring plan implemented last fiscal year 2019. For the six months ended November 30, 2018, net cash used in operating activities was primarily the result of net loss of $2.1 million, as adjusted to exclude the effect of non-cash charge of stock-based compensation expense of $480,000 and depreciation and amortization of $230,000. Net cash used in operations was also impacted by increases in accounts receivable and inventories of $1.1 million and $935,000, respectively, partially offset by an increase in accounts payable of $302,000 million and an increase in customer deposits and deferred revenue of $231,000. The increase in accounts receivable was primarily due to large shipments toward the end of the quarter ended November 30, 2018. The increase in inventories and accounts payable were due primarily to inventory purchases to support future shipments. The increase in customer deposits and deferred revenue was primarily due the receipt of additional down payments from certain customers.

    Net cash used in investing activities was $123,000 and $103,000 for the six months ended November 30, 2019 and 2018, respectively. Net cash used in investing activities during the six months ended November 30, 2019 and 2018 was due to purchases of property and equipment.

    Financing activities provided cash of $293,000 and $312,000 for the six months ended November 30, 2019 and 2018, respectively. Net cash provided by financing activities during the six months ended November 30, 2019 and 2018 was due to the proceeds from the issuance of common stock under employee plans.

    The effect of fluctuation in exchange rates decreased cash by $20,000 and $98,000 for the six months ended November 30, 2019 and 2018, respectively. The changes were due to the fluctuation in the value of the dollar compared to foreign currencies.

    As of  November 30, 2019 and May 31, 2019, we had the same level of working capital of $14.5 million.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    We had no holdings of derivative financial or commodity instruments as of November 30, 2019 or May 31, 2019.

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

Aehr Test Systems
(Registrant)

Date: January 14, 2020	By:	/s/ GAYN ERICKSON
Gayn Erickson
President and Chief Executive Officer

Date: January 14, 2020	By:	/s/ KENNETH B. SPINK
Kenneth B. Spink
Vice President of Finance and Chief Financial Officer