Form 10-Q
period 2020-02-29
AEHR TEST SYSTEMS
filed 2020-04-14
CIK 1040470

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

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

Number of shares of the registrant’s common stock, $0.01 par value, outstanding as of March 31, 2020 was 23,014,962.

AEHR TEST SYSTEMS

FORM 10-Q

FOR THE QUARTER ENDED FEBRUARY 29, 2020

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	February 29,	May 31,
	2020	2019
		(1)
ASSETS
Current assets:
Cash and cash equivalents	$5,058	$5,428
Accounts receivable, net	3,511	4,859
Inventories	9,330	9,061
Prepaid expenses and other current assets	586	686

Total current assets	18,485	20,034

Property and equipment, net	783	1,045
Operating lease right-of-use assets	2,260	--
Other assets	160	228

Total assets	$21,688	$21,307

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$925	$1,933
Accrued expenses	1,373	2,034
Operating lease liabilities, short-term	644	--
Customer deposits and deferred revenue, short-term	385	1,545

Total current liabilities	3,327	5,512

Operating lease liabilities, long-term	1,772	--
Deferred rent	--	153
Deferred revenue, long-term	34	189

Total liabilities	5,133	5,854

Aehr Test Systems shareholders' equity:
Common stock, $0.01 par value: Authorized: 75,000 shares; Issued and outstanding: 23,015 shares and 22,669 shares at February 29, 2020 and May 31, 2019, respectively	230	227
Additional paid-in capital	85,530	84,499
Accumulated other comprehensive income	2,216	2,230
Accumulated deficit	(71,401)	(71,484)

Total Aehr Test Systems shareholders' equity	16,575	15,472
Noncontrolling interest	(20)	(19)

Total shareholders' equity	16,555	15,453

Total liabilities and shareholders' equity	$21,688	$21,307

(1)
The condensed consolidated balance sheet at May 31, 2019 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these
condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019

Net sales	$6,111	$3,163	$18,518	$13,814
Cost of sales	3,120	2,891	10,054	9,591
Gross profit	2,991	272	8,464	4,223

Operating expenses:
Selling, general and administrative	1,891	1,850	5,856	5,706
Research and development	845	931	2,532	3,033
Restructuring	--	607	--	607
Total operating expenses	2,736	3,388	8,388	9,346

Income (loss) from operations	255	(3,116)	76	(5,123)

Interest income (expense), net	13	(76)	27	(228)
Other (expense) income, net	(9)	(11)	6	27

Income (loss) before income tax (expense) benefit	259	(3,203)	109	(5,324)

Income tax (expense) benefit	(14)	2	(26)	(21)
Net income (loss)	245	(3,201)	83	(5,345)
Less: Net income attributable to the noncontrolling interest	--	--	--	--
Net income (loss) attributable to Aehr Test Systems common shareholders	$245	$(3,201)	$83	$(5,345)

Net income (loss) per share
Basic	$0.01	$(0.14)	$0.00	$(0.24)
Diluted	$0.01	$(0.14)	$0.00	$(0.24)

Shares used in per share calculations:
Basic	22,937	22,459	22,823	22,314
Diluted	23,130	22,459	22,940	22,314

The accompanying notes are an integral part of these
condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019

Net income (loss)	$245	$(3,201)	$83	$(5,345)

Other comprehensive income (loss), net of tax: Net change in cumulative translation adjustments	5	10	(15)	(39)

Total comprehensive income (loss)	250	(3,191)	68	(5,384)
Less: Comprehensive (loss) income attributable to noncontrolling interest	--	(1)	(1)	1

Comprehensive income (loss), attributable to Aehr Test Systems	$250	$(3,190)	$69	$(5,385)

The accompanying notes are an integral part of these
condensed consolidated financial statements.

  AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

						Total Aehr
				Accumulated		Test
			Additional	Other		Systems		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’	Noncontrolling	Shareholders'
Three Months Ended February 29, 2020	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
Balances, November 30, 2019	22,914	$229	$85,194	$2,211	$(71,646)	$15,988	$(20)	$15,968

Issuance of common stock under employee plans	101	1	129	--	--	130	--	130
Stock-based compensation	--	--	207	--	--	207	--	207
Net income	--	--	--	--	245	245	--	245
Foreign currency translation adjustment	--	--	--	5	--	5	--	5

Balances, February 29, 2020	23,015	$230	$85,530	$2,216	$(71,401)	$16,575	$(20)	$16,555

						Total Aehr
				Accumulated		Test
			Additional	Other		Systems		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’	Noncontrolling	Shareholders'
Nine Months Ended February 29, 2020	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
Balances, May 31, 2019	22,669	$227	$84,499	$2,230	$(71,484)	$15,472	$(19)	$15,453

Issuance of common stock under employee plans	346	3	420	--	--	423	--	423
Stock-based compensation	--	--	611	--	--	611	--	611
Net income	--	--	--	--	83	83	--	83
Foreign currency translation adjustment	--	--	--	(14)	--	(14)	(1)	(15)

Balances, February 29, 2020	23,015	$230	$85,530	$2,216	$(71,401)	$16,575	$(20)	$16,555

						Total Aehr
				Accumulated		Test
			Additional	Other		Systems		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’	Noncontrolling	Shareholders'
Three Months Ended February 28, 2019	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
Balances, November 30, 2018	22,356	$224	$83,830	$2,241	$(68,393)	$17,902	$(18)	$17,884

Issuance of common stock under employee plans	206	2	121	--	--	123	--	123
Stock-based compensation	--	--	225	--	--	225	--	225
Net loss	--	--	--	--	(3,201)	(3,201)	--	(3,201)
Foreign currency translation adjustment	--	--	--	11	--	11	(1)	10

Balances, February 28, 2019	22,562	$226	$84,176	$2,252	$(71,594)	$15,060	$(19)	$15,041

						Total Aehr
				Accumulated		Test
			Additional	Other		Systems		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’	Noncontrolling	Shareholders'
Nine Months Ended February 28, 2019	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
Balances, May 31, 2018	22,143	$221	$83,041	$2,292	$(66,249)	$19,305	$(20)	$19,285

Issuance of common stock under employee plans	419	5	430	--	--	435	--	435
Stock-based compensation	--	--	705	--	--	705	--	705
Net loss	--	--	--	--	(5,345)	(5,345)	--	(5,345)
Net unrealized loss on investments	--	--	--	--	--	--	--	--
Foreign currency translation adjustment	--	--	--	(40)	--	(40)	1	(39)

Balances, February 28, 2019	22,562	$226	$84,176	$2,252	$(71,594)	$15,060	$(19)	$15,041

The accompanying notes are an integral part of these
condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	February 29,	February 28,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$83	$(5,345)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	611	705
Recovery of doubtful accounts	--	(3)
Depreciation and amortization	298	333
Gain on disposal of fixed asset	(2)	--
Changes in operating assets and liabilities:
Accounts receivable	1,360	871
Inventories	(157)	(121)
Prepaid expenses and other assets	170	(47)
Accounts payable	(1,033)	(1,132)
Accrued expenses	(674)	431
Customer deposits and deferred revenue	(1,315)	(582)
Deferred rent	--	88
Income taxes payable	19	9

Net cash used in operating activities	(640)	(4,793)

Cash flows from investing activities:
Purchases of property and equipment	(151)	(124)
Proceeds from sales of property and equipment	2	--

Net cash used in investing activities	(149)	(124)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee plans, net of taxes paid related to share settlement of equity awards	423	435

Net cash provided by financing activities	423	435

Effect of exchange rates on cash and cash equivalents	(4)	(66)

Net decrease in cash, cash equivalent and restricted cash	(370)	(4,548)

Cash, cash equivalents and restricted cash, beginning of period	5,508	16,848

Cash, cash equivalents and restricted cash, end of period	$5,138	$12,300

Supplemental disclosure of non-cash flow information:
Transfers of property and equipment to inventories	$112	$20

The accompanying notes are an integral part of these
condensed consolidated financial statements.

AEHR TEST SYSTEMS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCCOUNTING POLICIES

    The accompanying financial information has been prepared by Aehr Test Systems, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.

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

    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2019. There have been no significant changes in the Company’s significant accounting policies during the three and nine months ended February 29, 2020, except for the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Update No. 2016-02, Leases, as discussed in Note “2. RECENT ACCOUNTING PRONOUNCEMENTS.”

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

    In addition, the Company applied the package of practical expedients permitted under FASB ASC Topic 842 transition guidance to its entire lease portfolio at June 1, 2019. As a result, the Company was not required to reassess (i) whether any expired or existing contracts are or contain leases, (ii) the classification of any expired or existing leases or (iii) the treatment of initial direct costs for any existing leases. Furthermore, the Company elected not to separate lease and non-lease components for the majority of its leases. Instead, for all applicable classes of underlying assets, the Company accounted for each separate lease component and the non-lease components associated with that lease component as a single lease component.

    As a result of adopting FASB ASC Topic 842, Leases, on June 1, 2019, the Company recognized right-of-use assets of $2.7 million and corresponding liabilities of $2.8 million for its existing operating lease portfolio on its unaudited condensed consolidated balance sheet. Operating lease right-of-use assets are presented within Operating lease right-of-use assets and corresponding liabilities are presented within Operating lease liabilities, short-term and Operating lease liabilities, long-term on the Company’s unaudited condensed consolidated balance sheet. There was no material impact to the Company’s unaudited condensed consolidated statements of operations or unaudited condensed consolidated statements of cash flows as a result of FASB ASC Topic 842, Leases. Please refer to Note “11. LEASES” for information regarding the Company’s lease portfolio as of February 29, 2020 as accounted for under FASB ASC Topic 842, Leases.

Accounting Standards Not Yet Adopted

    Financial Instruments
    In June 2016, the FASB issued an accounting standard update (“ASU”) that requires measurement and recognition of expected credit losses for financial assets held based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Due to a subsequent ASU in November 2019, the accounting standard will be effective for the Company beginning in the first quarter of fiscal 2024 on a modified retrospective basis, and early adoption in fiscal 2020 is permitted. The Company does not expect a material impact of this accounting standard on its consolidated financial statements.

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

    For contracts that contain multiple performance obligations, the Company allocates the transaction price to the performance obligations on a relative standalone selling price basis. Standalone selling prices are based on multiple factors including, but not limited to, historical discounting trends for products and services and pricing practices in different geographies.

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

    The Company’s revenues by product category are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019
Type of good / service:
Systems	$2,138	$404	$8,099	$5,922
Contactors	3,094	1,445	7,790	3,541
Services	879	1,314	2,629	4,351
	$6,111	$3,163	$18,518	$13,814

Product lines:
Wafer-level	$5,408	$2,046	$16,570	$8,240
Test During Burn-In	703	1,117	1,948	5,574
	$6,111	$3,163	$18,518	$13,814

    The following presents information about the Company’s operations in different geographic areas. Net sales are based upon ship-to location (in thousands):

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019
Geographic region:
United States	$5,014	$2,203	$12,698	$9,407
Asia	891	746	4,758	3,814
Europe	206	214	1,062	593
	$6,111	$3,163	$18,518	$13,814

     With the exception of the amount of service contracts and extended warranties, the Company’s product category revenues are recognized at a point in time when control transfers to customers. The following presents revenue based on timing of recognition (in thousands):

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019
Timing of revenue recognition:
Products and services transferred at a point in time	$5,485	$2,507	$16,666	$11,897
Services transferred over time	626	656	1,852	1,917
	$6,111	$3,163	$18,518	$13,814

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

    Contract liabilities include payments received in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities are reported on the Condensed Consolidated Balance Sheets at the end of each reporting period as a component of deferred revenue. Contract liabilities as of February 29, 2020 and May 31, 2019 were $419,000 and $1,734,000, respectively. During the three and nine months ended February 29, 2020, the Company recognized $135,000 and $1,316,000 respectively, of revenues that were included in contract liabilities as of May 31, 2019.

Remaining performance obligations

    On February 29, 2020, the Company had $284,000 of remaining performance obligations, which were comprised of deferred service contracts and extended warranty contracts not yet delivered. The Company expects to recognize approximately 33% of its remaining performance obligations as revenue in fiscal 2020, and an additional 67% in fiscal 2021 and thereafter. The foregoing excludes the value of other remaining performance obligations as they have original durations of one year or less, and also excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

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

4. EARNINGS PER SHARE

    Basic earnings per share is determined using the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined using the weighted average number of common shares and potential common shares (representing the dilutive effect of stock options, RSUs and Amended and Restated 2006 Employee Stock Purchase Plan (“ESPP”) shares) outstanding during the period using the treasury stock method.

    The following table presents the computation of basic and diluted net income (loss) per share attributable to Aehr Test Systems common shareholders (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019

Numerator: Net income (loss)	$245	$(3,201)	$83	$(5,345)

Denominator for basic net income (loss) per share:
Weighted average shares outstanding	22,937	22,459	22,823	22,314

Shares used in basic net income (loss) per share calculation	22,937	22,459	22,823	22,314
Effect of dilutive securities	193	--	117	--

Denominator for diluted net income (loss) per share	23,130	22,459	22,940	22,314

Basic net income (loss) per share	$0.01	$(0.14)	$0.00	$(0.24)
Diluted net income (loss) per share	$0.01	$(0.14)	$0.00	$(0.24)

    For the purpose of computing diluted earnings per share, the weighted average number of potential common shares does not include stock options with an exercise price greater than the average fair value of the Company’s common stock for the periods presented, as the effect would be anti-dilutive. Stock options to purchase 2,505,000 shares of common stock were outstanding as of February 29, 2020 but were not included in the computation of diluted net income per share for the periods, because the inclusion of such shares would be anti-dilutive. In the three and nine months ended February 28, 2019, potential common shares have not been included in the calculation of diluted net loss per share as the effect would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for these periods are the same. Stock options to purchase 3,220,000 shares of common stock, and 34,000 RSUs under the Company’s 2016 Equity Incentive Plan (“2016 Plan”) and rights to purchase 327,000 ESPP shares were outstanding as of February 28, 2019 but were not included in the computation of diluted net loss per share for the periods, because the inclusion of such shares would be anti-dilutive. The 2,657,000 shares convertible under the convertible notes outstanding at February 28, 2019 were not included in the computation of diluted net income (loss) per share for the periods presented, because the inclusion of such shares would be anti-dilutive.

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

Level 3 - instrument valuations are obtained without observable market values and require a high level of judgment to determine the fair value.

    The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of February 29, 2020 (in thousands):

	Balance as of
	February 29, 2020	Level 1	Level 2	Level 3
Money market funds	$80	$80	$--	$--
Assets	$80	$80	$--	$--

    The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of May 31, 2019 (in thousands):

	Balance as of May 31, 2019	Level 1	Level 2	Level 3
Money market funds	$3,017	$3,017	$--	$--
Assets	$3,017	$3,017	$--	$--

    Included in Money market funds as of February 29, 2020 and May 31, 2019 is $80,000 restricted cash representing a security deposit for the Company’s United States manufacturing and office space lease.

    There were no financial liabilities measured at fair value as of February 29, 2020 and May 31, 2019.

    There were no transfers between Level 1 and Level 2 fair value measurements during the three and nine months ended February 29, 2020.

    The carrying amounts of financial instruments including cash, cash equivalents, receivables, accounts payable and certain other accrued liabilities, approximate fair value due to their short maturities.

6. ACCOUNTS RECEIVABLE, NET

    Accounts receivable represent customer trade receivables. As of February 29, 2020 and May 31, 2019, there were no allowances for doubtful accounts. Accounts receivable are derived from the sale of products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies. The Company’s allowance for doubtful accounts is based upon historical experience and review of trade receivables by aging category to identify specific customers with known disputes or collection issues. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received.

7. INVENTORIES

    Inventories are comprised of the following (in thousands):

	February 29,	May 31,
	2020	2019
Raw materials and sub-assemblies	$6,449	$5,471
Work in process	2,875	3,580
Finished goods	6	10
	$9,330	$9,061

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

    The following is a summary of changes in the Company's liability for product warranties during the three and nine months ended February 29, 2020 and February 28, 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019

Balance at the beginning of the period	$190	$163	$154	$135

Accruals for warranties issued during the period	26	30	167	176
Consumption of reserves	(30)	(30)	(135)	(148)

Balance at the end of the period	$186	$163	$186	$163

    The accrued warranty balance is included in accrued expenses on the accompanying condensed consolidated balance sheets.

9. CUSTOMER DEPOSITS AND DEFERRED REVENUE, SHORT-TERM

    Customer deposits and deferred revenue, short-term (in thousands):

	February 29,	May 31,
	2020	2019
Customer deposits	$135	$1,003
Deferred revenue	250	542
	$385	$1,545

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

    On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was signed into law. The Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company is currently analyzing the impact of these changes and therefore an estimate of the impact to income taxes is not yet available.

11. LEASES

    The Company has only operating leases for real estate including corporate offices, warehouse space and certain equipment. A lease with an initial term of 12 months or less is generally not recorded on the condensed consolidated balance sheet, unless the arrangement includes an option to purchase the underlying asset, or renew the arrangement that the Company is reasonably certain to exercise (short-term leases). The Company recognizes lease expense on a straight-line basis over the lease term for short-term leases that the Company does not record on its balance sheet. The Company’s operating leases have remaining lease terms of 1 to 3 years.

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

    The weighted-average remaining lease term for the Company’s operating leases was 3.4 years at February 29, 2020 and the weighted-average discount rate was 5.5%.

    The Company’s operating lease cost was $183,000 and $548,000 for the three and nine months ended February 29, 2020, respectively.

    The following table presents supplemental cash flow information related to the Company’s operating leases (in thousands):

	Three Months Ended February 29, 2020	Nine Months Ended February 29, 2020
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows from operating leases	$184	$550

    The following table presents the maturities of the Company’s operating lease liabilities as of February 29, 2020 (in thousands):

Fiscal year	Operating Leases
2020 (excluding the first nine months of 2020)	$187
2021	765
2022	779
2023	795
2024	132
Thereafter	--
Total future minimum operating lease payments	$2,658
Less: imputed interest	242
Present value of operating lease liabilities	$2,416

12. BORROWING AND FINANCING ARRANGEMENTS

    On January 16, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”). Pursuant to the Loan Agreement, the Company may borrow up to (a) the lesser of (i) the revolving line of $4.0 million or (ii) the amount available under the borrowing base minus (b) the outstanding principal balance of any advances, under a revolving line of credit. The borrowing base is 80% of eligible accounts, as determined by the Bank from the Company’s most recent borrowing base statement; provided, however, the Bank has the right to decrease the foregoing percentage in its good faith business judgment to mitigate the impact of certain events or conditions, which may adversely affect the collateral or its value. Subject to an event of default, the principal amount outstanding under the revolving line of credit will accrue interest at a floating per annum rate equal to the greater of (a) the prime rate plus an additional percentage of up to 1%, which additional percentage depends on the Company’s adjusted quick ratio, and (b) 4.75%. Interest is payable monthly on the last calendar day of each month and the outstanding principal amount, the unpaid interest and all other obligations are due on the maturity date, which is 364 days from the effective date of January 13, 2020. At February 29, 2020, the Company had not drawn against the credit facility and was in compliance with all covenants related to obligations to meet reporting requirements. There are no financial covenants in the agreement.

13. STOCK-BASED COMPENSATION

    Stock-based compensation expense consists of expenses for stock options, restricted stock units (“RSUs”), and ESPP purchase rights. Stock-based compensation expense for stock options and ESPP purchase rights is measured at each grant date, based on the fair value of the award using the Black-Scholes option valuation model, and is recognized as expense over the employee’s requisite service period. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different from those of publicly traded options. For RSUs, stock-based compensation cost is based on the fair value of the Company’s common stock at the grant date. All of the Company’s stock-based compensation is accounted for as an equity instrument. See Note 10 in the Company’s Annual Report on Form 10-K for fiscal 2019 filed on August 28, 2019 for further information regarding the 2016 Plan and the ESPP.

    The following table summarizes the stock-based compensation expense for the three and nine months ended February 29, 2020 and February 28, 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019
Stock-based compensation in the form of employee stock options, RSUs and ESPP purchase rights, included in:
Cost of sales	$19	$24	$58	$83
Selling, general and administrative	137	137	401	421
Research and development	51	64	152	201
Total stock-based compensation	$207	$225	$611	$705

    As of February 29,2020 and February 28, 2019, there were no stock-based compensation expenses capitalized as part of inventory.

    During the three months ended February 29, 2020 and February 28, 2019, the Company recorded stock-based compensation expense related to stock options and RSUs under 2016 Plan of $166,000 and $166,000, respectively. During the nine months ended February 29, 2020 and February 28, 2019, the Company recorded stock-based compensation expense related to stock options and RSUs of $480,000 and $505,000, respectively.

    As of February 29, 2020, the total compensation expense related to unvested stock-based awards under the 2016 Plan, but not yet recognized, was approximately $1,244,000, which is net of estimated forfeitures of $3,000. This expense will be amortized on a straight-line basis over a weighted average period of approximately 2.7 years.

    During the three months ended February 29, 2020 and February 28, 2019, the Company recorded stock-based compensation expense related to the ESPP of $41,000 and $59,000, respectively. During the nine months ended February 29, 2020 and February 28, 2019, the Company recorded stock-based compensation expense related to the ESPP of $131,000 and $200,000, respectively.

    As of February 29, 2020, the total compensation expense related to purchase rights under the ESPP but not yet recognized was approximately $77,000. This expense will be amortized on a straight-line basis over a weighted average period of approximately 0.8 years.

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

    Volatility. Volatility is a measure of the amounts by which a financial variable such as stock price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company uses the historical volatility for the past four or five years based on weighted average of the expected term of option grants, to estimate expected volatility. Volatility for each of the ESPP’s four time periods of six months, twelve months, eighteen months, and twenty-four months is calculated separately and included in the overall stock-based compensation expense recorded.

    Risk-Free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of the stock awards including the ESPP.

    Fair Value. The fair value of the Company’s stock options granted to employees for the three and nine months ended February 29, 2020 and February 28, 2019, were estimated using the following weighted average assumptions in the Black-Scholes option valuation model:

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019

Expected term (in years)	5	5	5	5
Volatility	0.72	0.69	0.71	0.72
Risk-free interest rate	1.57%	2.77%	1.85%	2.83%
Weighted average grant date fair value	$1.37	$1.01	$0.98	$1.34

    The fair values of the ESPP purchase rights granted for the nine months ended February 29, 2020 were estimated using the following weighted-average assumptions:

Nine Months Ended
February 29, 2020

Expected term (in years)	0.5-2.0
Volatility	0.62-0.71
Expected dividend	$0.00
Risk-free interest rates	1.56%-1.81%
Estimated forfeiture rate	0%
Weighted average grant date fair value	$0.80

    There were no ESPP purchase rights granted to employees for the three months ended February 29, 2020 and February 28, 2019. During the nine months ended February 29, 2020 and February 28, 2019, ESPP purchase rights of 38,000 and 327,000 were granted, respectively. Total ESPP shares issued during the nine months ended February 29, 2020 and February 28, 2019 were 71,000 and 64,000 shares, respectively. As of February 29, 2020, there were 299,000 ESPP shares available for issuance.

    The following tables summarize the Company’s stock option and RSU transactions during the three and nine months ended February 29, 2020 (in thousands):

Available
Shares
Balance, May 31, 2019	1,147

Options granted	(527)
Options cancelled	151
Options expired	(119)

Balance, August 31, 2019	652

Options reserved	1,196
Options granted	(58)
Options cancelled	280
Options expired	(256)

Balance, November 30, 2019	1,814

Options granted	(6)
Options cancelled	11
Options expired	(8)

Balance, February 29, 2020	1,811

    The following table summarizes the stock option transactions during the three and nine months ended February 29, 2020 (in thousands, except per share data):

	Outstanding Options
		Weighted
	Number	Average	Aggregate
	of	Exercise	Intrinsic
	Shares	Price	Value
Balances, May 31, 2019	3,107	$2.20	$282

Options granted	527	$1.64
Options cancelled	(151)	$1.50
Options exercised	(49)	$1.27

Balances, August 31, 2019	3,434	$2.16	$41

Options granted	58	$1.77
Options cancelled	(280)	$2.19
Options exercised	(85)	$1.06

Balances, November 30, 2019	3,127	$2.18	$358

Options granted	6	$2.30
Options cancelled	(11)	$2.42
Options exercised	(98)	$1.34

Balances, February 29, 2020	3,024	$2.21	$544

Options fully vested and expected to vest at February 29, 2020	2,989	$2.21	$536

    The options outstanding and exercisable at February 29, 2020 were in the following exercise price ranges (in thousands, except per share data):

	Options Outstanding			Options Exercisable
	at February 29, 2020			at February 29, 2020
Range of Exercise Prices	Number Outstanding Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.09-$1.28	177	0.32	$1.28	177	0.32	$1.28
$1.64-$2.06	1,183	5.30	$1.76	520	4.28	$1.80
$2.10-$2.81	1,436	2.90	$2.43	1,166	2.31	$2.43
$3.46-$3.93	228	4.41	$3.85	162	4.44	$3.81
$1.09-$3.93	3,024	3.80	$2.21	2,025	2.81	$2.28	$301

    The total intrinsic value of options exercised during the three and nine months ended February 29, 2020 was $92,000 and $159,000, respectively. The total intrinsic value of options exercised during the three and nine months ended February 28, 2019 was $160,000 and $322,000, respectively. The weighted average remaining contractual life of the options exercisable and expected to be exercisable at February 29, 2020 was 3.78 years.

    There were no RSUs granted to employees during the three and nine months ended February 29, 2020 and February 28, 2019. During the three and nine months ended February 29, 2020, 3,000 and 10,000 RSUs became fully vested, respectively. During the three and nine months ended February 28, 2019, 4,000 and 13,000 RSUs became fully vested, respectively. As of February 29, 2020, 13,000 RSUs remain unvested which had an intrinsic value of $27,000. As of February 28, 2019, 34,000 RSUs remain unvested which had an intrinsic value of $50,000.

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

    Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in thousands):

	February 29,	May 31,
	2020	2019
United States	$744	$1,005
Asia	39	40
Europe	--	--
	$783	$1,045

    As of February 29, 2020, the operating lease right-of-use assets of $2,260,000 were allocated in the United States.

    There were no revenues through distributors for the three and nine months ended February 29, 2020 and February 28, 2019.

    The Company’s Japanese and German subsidiaries primarily comprise the foreign operations. Substantially all of the sales by the Company’s subsidiaries are made to unaffiliated Japanese or European customers. Net sales from outside the United States include those of Aehr Test Systems Japan K.K. and Aehr Test Systems GmbH.

    Sales to the Company’s five largest customers accounted for approximately 94% and 89% of its net sales in the three and nine months ended February 29, 2020, respectively. One customer accounted for approximately 71% of the Company’s net sales in the three months ended February 29, 2020. Two customers accounted for approximately 51% and 18% of the Company’s net sales in the nine months ended February 29, 2020. Sales to the Company’s five largest customers accounted for approximately 90% and 81% of its net sales in the three and nine months ended February 28, 2019, respectively. Four customers accounted for approximately 27%, 25%, 22% and 13%, respectively, of the Company’s net sales in the three months ended February 28, 2019. Four customers accounted for approximately 31%, 18%, 16% and 12%, respectively, of the Company’s net sales in the nine months ended February 28, 2019. No other customers represented more than 10% of the Company’s net sales in the three and nine months ended February 29, 2020 and February 28, 2019.

15. SUBSEQUENT EVENT

    On March 19, 2020, the Company approved the dissolution of Aehr Test Systems Japan K.K (“ATS-Japan”), a majority owned subsidiary. In connection with the dissolution plan, the Company expects to incur charges of approximately $150,000 related to severance payments for individuals impacted in this reduction and legal fees associated with the dissolution process in the fourth quarter of fiscal 2020. The Company expects the dissolution of ATS-Japan will result in a cost saving of approximately $90,000 each quarter beginning in fiscal 2021.

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

    In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report, including those made by our management, other than statements of historical fact, are forward-looking statements. These statements typically may be identified by the use of forward-looking words or phrases such as "believe," "expect," "intend," "anticipate," "should," "planned," "estimated," and "potential," among others and include, but are not limited to, statements concerning our expectations regarding our operations, business, strategies, prospects, revenues, expenses, costs and resources. These forward-looking statements include management’s judgments, estimates and assumptions and are subject to certain risks and uncertainties that could cause our actual results to differ materially from anticipated results or other expectations reflected in forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and other factors beyond our control, and in particular, the risks discussed in “Part II, Item 1A. Risk Factors” and those discussed in other documents we file with the SEC. All forward-looking statements included in this document are based on our current expectations, and we undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

    Investors and others should note that we announce material financial information to our investors using our investor relations website (https://www.aehr.com/investor-relations/), SEC filings, press releases, public conference calls and webcasts. We use these channels to communicate with our investors and the public about our company, our products and services and other issues. It is possible that the information we post on our investor relations website could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on our investor relations website.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, assumptions and judgements, including those related to customer programs and incentives, product returns, bad debts, inventories, income taxes, financing operations, warranty obligations, and long-term service contracts. Our estimates are derived from historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Those results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of the critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2019.

    There have been no material changes to our critical accounting policies and estimates during the nine months ended February 29, 2020 compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2019, except for the adoption of FASB ASC Topic 842, Leases, as discussed in Note “2. RECENT ACCOUNTING PRONOUNCEMENTS.”

RESULTS OF OPERATIONS

    The following table sets forth items in our unaudited condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	51.1	91.4	54.3	69.4
Gross profit	48.9	8.6	45.7	30.6

Operating expenses:
Selling, general and administrative	30.9	58.5	31.6	41.3
Research and development	13.8	29.4	13.7	22.0
Restructuring	--	19.2	--	4.4
Total operating expenses	44.7	107.1	45.3	67.7

Income (loss) from operations	4.2	(98.5)	0.4	(37.1)

Interest income (expense), net	0.2	(2.4)	0.2	(1.7)
Other (expense) income, net	(0.2)	(0.4)	--	0.3

Income (loss) before income tax (expense) benefit	4.2	(101.3)	0.6	(38.5)

Income tax (expense) benefit	(0.2)	0.1	(0.2)	(0.2)
Net income (loss)	4.0	(101.2)	0.4	(38.7)
Less: Net income attributable to the noncontrolling interest	--	--	--	--

Net income (loss) attributable to Aehr Test Systems common shareholders	4.0%	(101.2)%	0.4%	(38.7)%

THREE MONTHS ENDED FEBRUARY 29, 2020 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 2019

    NET SALES. Net sales increased to $6.1 million for the three months ended February 29, 2020 from $3.2 million for the three months ended February 28, 2019, an increase of 93.2%. The increase in net sales for the three months ended February 29, 2020 was primarily due to the increase in net sales of our wafer-level products, partially offset by the decrease in net sales of our Test During Burn-in (TDBI) products. Net sales of the wafer-level products for the three months ended February 29, 2020 were $5.4 million, and increased approximately $3.4 million from the three months ended February 28, 2019. Net sales of the TDBI products for the three months ended February 29, 2020 were $703,000, and decreased approximately $414,000 from the three months ended February 28, 2019.

    GROSS PROFIT. Gross profit increased to $3.0 million for the three months ended February 29, 2020 from $272,000 for the three months ended February 28, 2019. Gross profit margin increased to 48.9% for the three months ended February 29, 2020 from 8.6% for the three months ended February 28, 2019. The lower gross profit margin for the three months ended February 28, 2019 was primarily due to a higher level of inventory write-downs recorded and higher unabsorbed overhead charged to cost of goods sold due to lower manufacturing and revenue levels in that quarter.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses were flat at $1.9 million for the three months ended February 29, 2020 compared to the three months ended February 28, 2019.

    RESEARCH AND DEVELOPMENT. R&D expenses decreased to $845,000 for the three months ended February 29, 2020 from $931,000 for the three months ended February 28, 2019, a decrease of 9.2%. The decrease in R&D expenses was primarily due to the decrease in employment related expenses.

    RESTRUCTURING. There were no restructuring charges incurred for the three months ended February 29, 2020. Restructuring charges for the three months ended February 28, 2019 were related to a restructuring plan implemented in February 2019 in order to streamline our operations and better align our structure with our objectives going forward. As part of this plan, we recognized $607,000 of employee termination expenses for the three months ended February 28, 2019.

    INTEREST INCOME (EXPENSE), NET. Interest income, net for the three months ended February 29, 2020 was $13,000 compared with interest expense, net of $76,000 for the three months ended February 28, 2019. The decrease in interest expense for the three months ended February 29, 2020 was primarily due to the repayment of the convertible notes on the maturity date of April 10, 2019.

    OTHER (EXPENSE) INCOME, NET. Other expense, net was $9,000 and $11,000 for the three months ended February 29, 2020 and February 28, 2019, respectively. The change in other expense, net was primarily due to losses realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

    INCOME TAX (EXPENSE) BENEFIT. Income tax expense was $14,000 for the three months ended February 29, 2020 compared with income tax benefit of $2,000 for the three months ended February 28, 2019.

NINE MONTHS ENDED FEBRUARY 29, 2020 COMPARED TO NINE MONTHS ENDED FEBRUARY 28, 2019

    NET SALES. Net sales increased to $18.5 million for the nine months ended February 29, 2020 from $13.8 million for the nine months ended February 28, 2019, an increase of 34.1%. The increase in net sales for the nine months ended February 29, 2020 was primarily due to the increase in net sales of our wafer-level products, partially offset by the decrease in net sales of our TDBI products. Net sales of the wafer-level products for the nine months ended February 29, 2020 were $16.6 million, and increased approximately $8.3 million from the nine months ended February 28, 2019. Net sales of the TDBI products for the nine months ended February 29, 2020 were $1.9 million, and decreased approximately $3.6 million from the nine months ended February 28, 2019.

    GROSS PROFIT. Gross profit increased to $8.5 million for the nine months ended February 29, 2020 from $4.2 million for the nine months ended February 28, 2019, an increase of 100.4%. Gross profit margin increased to 45.7% for the nine months ended February 29, 2020 from 30.6% for the nine months ended February 28, 2019. The lower gross profit margin for the nine months ended February 28, 2019 was primarily a result of the higher level of inventory write-downs recorded and manufacturing inefficiencies due to a lower level of net sales in the nine months ended February 28, 2019.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased to $5.9 million for the nine months ended February 29, 2020 from $5.7 million for the nine months ended February 28, 2019, an increase of 2.6%. The increase in SG&A expenses was primarily due to an increase in outside services expenses.

    RESEARCH AND DEVELOPMENT. R&D expenses decreased to $2.5 million for the nine months ended February 29, 2020 from $3.0 million for the nine months ended February 28, 2019, a decrease of 16.5%. The decrease in R&D expenses was primarily due to a decrease in project expenses.

    RESTRUCTURING. There were no restructuring charges incurred for the nine months ended February 29, 2020. Restructuring charges for the nine months ended February 28, 2019 were related to a restructuring plan implemented in February 2019 in order to streamline our operations and better align our structure with our objectives going forward. As part of this plan, we recognized $607,000 of employee termination expenses for the nine months ended February 28, 2019.

    INTEREST INCOME (EXPENSE), NET. Interest income, net for the nine months ended February 29, 2020 was $27,000 compared with interest expense, net of $228,000 for the nine months ended February 28, 2019. The decrease in interest expense for the nine months ended February 29, 2020 was primarily due to the repayment of the convertible notes on the maturity date of April 10, 2019.

    OTHER INCOME (EXPENSE), NET. Other income, net was $6,000 and $27,000 for the nine months ended February 29, 2020 and February 28, 2019, respectively. The change in other income, net was primarily due to gains realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

    INCOME TAX BENEFIT (EXPENSE). Income tax expense was $26,000 and $21,000 for the nine months ended February 29, 2020 and February 28, 2019, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was $640,000 and $4.8 million for the nine months ended February 29, 2020 and February 28, 2019, respectively. For the nine months ended February 29, 2020, net cash used in operating activities was primarily the result of net income of $83,000, as adjusted to exclude the effect of non-cash charges of stock-based compensation expense of $611,000 and depreciation and amortization expenses of $298,000. Net cash used in operations was also impacted by a decrease in accounts receivable of $1.4 million, partially offset by a decrease in customer deposits and deferred revenue of $1.3 million and a decrease in accounts payable of $1.0 million. The decrease in accounts receivable was primarily due to improvements in customer payment terms. The decrease in customer deposits and deferred revenue was primarily due to the decrease in backlog of customer orders with down payments. The decrease in accounts payable was primarily due to lower inventory purchases. For the nine months ended February 28, 2019, net cash used in operating activities was primarily the result of net loss of $5.3 million, as adjusted to exclude the effect of non-cash charges of stock-based compensation expense of $705,000 and depreciation and amortization expenses of $333,000. Net cash used in operations was also impacted by a decrease in accounts payable of $1.1 million, partially offset by a decrease in accounts receivable of $871,000. The decrease in accounts payable was primarily due to lower expenditures associated with lower revenue. The decrease in accounts receivable was primarily due to a decrease in sales.

    Net cash used in investing activities was $149,000 and $124,000 for the nine months ended February 29, 2020 and February 28, 2019, respectively. Net cash used in investing activities during the nine months ended February 29, 2020 and February 28, 2019 was primarily due to purchases of property and equipment.

    Financing activities provided cash of $423,000 and $435,000 for the nine months ended February 29, 2020 and February 28, 2019, respectively. Net cash provided by financing activities during the nine months ended February 29, 2020 and February 28, 2019 was due to the proceeds from the issuance of common stock under employee plans.

    The effect of fluctuation in exchange rates decreased cash by $4,000 and $66,000 for the nine months ended February 29, 2020 and February 28, 2019, respectively. The changes were due to the fluctuation in the value of the dollar compared to foreign currencies.

    As of February 29, 2020 and May 31, 2019, we had working capital of $15.2 million and $14.5 million, respectively.

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

OVERVIEW OF CONTRACTUAL OBLIGATIONS

    There have been no material changes in the composition, magnitude or other key characteristics of our contractual obligations or other commitments as disclosed in the Company's Annual Report on Form 10-K for the year ended May 31, 2019 except for the Loan and Security Agreement with Silicon Valley Bank discussed in Note 12.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    We had no holdings of derivative financial or commodity instruments as of February 29, 2020 or May 31, 2019.

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

    None.

Item 1A. RISK FACTORS

    Please refer to the description of the risk factors associated with our business previously disclosed in Part I, Item 1A - "Risk Factors" of our Annual Report on Form 10-K for the year ended May 31, 2019 filed with the Securities and Exchange Commission on August 28, 2019 and the following additional risk factor.

We face risks related to health pandemics, particularly the recent outbreak of COVID-19, which could adversely affect our business and results of operations.

     Our business could be materially adversely affected by a widespread outbreak of contagious disease, including the recent outbreak of the novel coronavirus, known as COVID-19, which has spread to many countries throughout the world. The effects of this outbreak on our business has included and could continue to include disruptions or restrictions on our employees’ ability to travel in affected regions, as well as temporary closures of the facilities of our suppliers, customers, or other vendors in our supply chain, which could impact our business, interactions and relationships with our customers, third-party suppliers and contractors, and results of operations. In addition, a significant outbreak of contagious disease in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could reduce the demand for our products and likely impact our results of operations. The extent to which COVID-19 outbreak will impact business and the economy is highly uncertain and cannot be predicted. Accordingly, we cannot predict the extent to which our financial condition and results of operations will be affected.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

    None.

Item 4. MINE SAFETY DISCLOSURES

    Not Applicable

Item 5. OTHER INFORMATION

    None.

Item 6. EXHIBITS

Exhibit No.	Description

10.1
Loan and Security Agreement, effective on January 13, 2020, by and between Silicon Valley Bank and Aehr Test Systems (incorporated by reference herein from the Current Report on Form 8-K (File No. 000-22893) filed on January 21, 2020).

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

Aehr Test Systems
(Registrant)

Date: April 14, 2020	By:	/s/ GAYN ERICKSON
Gayn Erickson
President and Chief Executive Officer

Date: April 14, 2020	By:	/s/ KENNETH B. SPINK
Kenneth B. Spink
Vice President of Finance and Chief Financial Officer