Form 10-K
period 2020-05-31
AEHR TEST SYSTEMS
filed 2020-08-28
CIK 1040470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended May 31, 2020
or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________

Commission file number: 000-22893.

AEHR TEST SYSTEMS
(Exact name of registrant as specified in its charter)

CALIFORNIA	94-2424084
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

400 KATO TERRACE, FREMONT, CA	94539
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 623-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	AEHR	The NASDAQ Capital Market

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

     The aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates of the registrant, based upon the closing price of $1.89 on November 29, 2019, as reported on the NASDAQ Capital Market, was $38,433,844. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock (other than such persons of whom the Registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

     The number of shares of registrant’s common stock, par value $0.01 per share, outstanding at July 31, 2020 was 23,291,146.

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended May 31, 2020.

AEHR TEST SYSTEMS

FORM 10-K
FISCAL YEAR ENDED MAY 31, 2020

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

    Net sales of full wafer contact product lines, systems, WaferPak contactors, DiePaks and services for fiscal 2020, 2019 and 2018 were $19.8 million, $14.6 million, and $13.1 million, respectively, and accounted for approximately 89%, 69% and 44% of the Company’s net sales in fiscal 2020, 2019 and 2018, respectively.

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

    Net sales of packaged part product lines, systems and services for fiscal 2020, 2019 and 2018 were $2.5 million, $6.4 million, and $16.5 million, respectively, and accounted for approximately 11%, 31% and 56% of the Company’s net sales in fiscal 2020, 2019 and 2018, respectively.

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

    The Company has received patents or applied for patents on certain features of the FOX and ABTS test fixtures. The Company has licensed or authorized several other companies to provide BIBs from which the Company receives royalties. Royalties and revenue for the test fixtures product category accounted for less than 1% of net sales in fiscal 2020, 2019 and 2018.

CUSTOMERS

    The Company markets and sells its products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies.

    Sales to the Company’s five largest customers accounted for approximately 87%, 80%, and 86% of its net sales in fiscal 2020, 2019 and 2018, respectively. During fiscal 2020, Intel Corporation, or Intel, ON Semiconductor Korea, Ltd., or ON Semiconductor and STMicroelectronics, Inc., or STMicroelectronics, accounted for approximately 43%, 16% and 15%, respectively, of the Company’s net sales. During fiscal 2019, Intel, Texas Instruments Incorporated, or Texas Instruments, Cypress Semiconductor Corporation, or Cypress Semiconductor, and STMicroelectronics, Inc. accounted for approximately 36%, 14%, 12% and 10%, respectively, of the Company’s net sales. During fiscal 2018, Texas Instruments, STMicroelectronics, and Astronics Test Systems, Inc., or Astronics Test Systems, accounted for approximately 34%, 26% and 13%, respectively, of the Company’s net sales. No other customers accounted for more than 10% of the Company’s net sales for any of these periods. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. In addition, sales to particular customers may fluctuate significantly from quarter to quarter. Such fluctuations may result in changes in utilization of the Company’s facilities and resources. The loss of or reduction or delay in orders from a significant customer or a delay in collecting or failure to collect accounts receivable from a significant customer could materially and adversely affect the Company’s business, financial condition and operating results.

MARKETING, SALES AND CUSTOMER SUPPORT

    The Company has sales and service operations in the United States and Taiwan, dedicated service resources in Germany, China, South Korea, and the Philippines, and has established a network of distributors and sales representatives in certain key parts of the world. In fiscal 2020, the Company moved to a sales representative distributorship model for sales in Japan and Germany, substantially closing its subsidiary in Japan, see Note 16, “Restructuring,” of the Notes to Consolidated Financial Statements, and eliminating the direct sales staff at its Germany subsidiary. See “REVENUE RECOGNITION” in Item 7 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion of the Company’s relationship with distributors, and its effects on revenue recognition.

    The Company’s customer service and support program includes system installation, system repair, applications engineering support, spare parts inventories, customer training and documentation. The Company has applications engineering and field service personnel located near and sometimes co-located at our customers and includes resources at the corporate headquarters in Fremont, California, at customer locations in Texas, at the Company’s subsidiary in Germany, at its branch office in Taiwan, and also through 3rd party agreements in China, South Korea, and the Philippines. The Company’s distributors provide applications and field service support in other parts of the world. The Company customarily provides a warranty on its products. The Company offers service contracts on its systems directly and through its subsidiaries, distributors and representatives. The Company believes that maintaining a close relationship with customers and providing them with ongoing engineering support improves customer satisfaction and will provide the Company with a competitive advantage in selling its products to the Company’s customers.

BACKLOG

    At May 31, 2020, the Company’s backlog was $2.5 million compared with $7.5 million at May 31, 2019. The Company’s backlog consists of product orders for which confirmed purchase orders have been received and which are scheduled for shipment within 12 months. Due to the possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments or development projects, the Company’s backlog as of a particular date may not be indicative of net sales for any succeeding period.

RESEARCH AND PRODUCT DEVELOPMENT

    The Company historically has devoted a significant portion of its financial resources to research and development programs and expects to continue to allocate significant resources to these efforts. Certain research and development expenditures related to non-recurring engineering milestones have been transferred to cost of goods sold, reducing research and development expenses. The Company’s research and development expenses during fiscal 2020, 2019 and 2018 were $3.4 million, $4.2 million and $4.2 million, respectively.

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

MANUFACTURING

    The Company assembles its products from components and parts manufactured by others, including environmental chambers, power supplies, metal fabrications, printed circuit assemblies, ICs, burn-in sockets, high-density interconnects, wafer contactors and interconnect substrates. The Company’s strategy is to use in-house manufacturing only when necessary to protect a proprietary process or when a significant improvement in quality, cost or lead time can be achieved and relies on subcontractors to manufacture many of the components and subassemblies used in its products. Final assembly and testing are performed at the Company’s principal manufacturing facility located in Fremont, California.

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

PROPRIETARY RIGHTS

    The Company relies primarily on the technical and creative ability of its personnel, its proprietary software, and trade secrets and copyright protection, rather than on patents, to maintain its competitive position. The Company’s proprietary software is copyrighted and licensed to the Company’s customers. At May 31, 2020, the Company held 54 issued United States patents with expiration date ranges from 2022 to 2038 and had several additional United States patent applications and foreign patent applications pending.

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

EMPLOYEES

    As of May 31, 2020, the Company, including its foreign subsidiaries and one branch office, employed 71 persons collectively, on a full-time basis, of whom 17 were engaged in research, development and related engineering, 25 were engaged in manufacturing, 21 were engaged in marketing, sales and customer support and 8 were engaged in general administration and finance functions. In addition, the Company from time to time employs a number of contractors and part-time employees, particularly to perform customer support and manufacturing. The Company’s success is in part dependent on its ability to attract and retain highly skilled workers, who are in high demand. None of the Company’s employees are represented by a union and the Company has never experienced a work stoppage. The Company’s management considers its relations with its employees to be good.

BUSINESS SEGMENT DATA AND GEOGRAPHIC AREAS

    The Company operates in a single business segment, the designing, manufacturing and marketing of advanced test and burn-in products to the semiconductor manufacturing industry in several geographic areas. Selected financial information, including net sales and property and equipment, net for each of the last three fiscal years, by geographic area is included in Part II, Item 8, Note 2 “REVENUE” and Note 15 “SEGMENT INFORMATION” and certain risks related to such operations are discussed in Part I, Item 1A, Risk Factors, under the heading “We sell our products and services worldwide, and our business is subject to risks inherent in conducting business activities in geographic regions outside of the United States.”

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

The effects of the COVID-19 pandemic have disrupted, and may continue to significantly disrupt, our operations, including our ability to manufacture and supply products and perform research and development activities, and our customers’ usage of our products, all of which have had and are expected to continue to have a material and adverse effect on our business, future revenues and financial condition. We are unable to predict the extent to which the pandemic and related impacts will continue to adversely impact our business operations, financial performance, results of operations and the achievement of our strategic objectives.

    Our business, results of operation and financial performance have been negatively impacted by the COVID-19 pandemic and related public health responses, such as shelter-in-place orders, social distancing protocols, and travel restrictions in many of the countries and regions in which we have operations or manufacturing partners. Due to these impacts and measures, we have experienced and may continue to experience significant and unpredictable reductions in the demand for our products. In addition, our customers may delay, cancel or redirect planned capital expenditures in order to focus resources differently during or as a result of the COVID-19 pandemic. The effects of this outbreak on our business has included and could continue to include disruptions or restrictions on our employees’ ability to travel in affected regions, as well as temporary closures of the facilities of our suppliers, customers, or other vendors in our supply chain, which could impact our business, interactions and relationships with our customers, third-party suppliers and contractors, and results of operations.

    As a result of the COVID-19 outbreak around the world, we implemented certain travel restrictions, temporarily limited the number of employees permitted onsite in our offices and implemented work-from-home rules. This has caused disruption and delays in our ability to operate and manufacture, test and assemble products in our internal facilities, and has limited our ability to continue certain research and development activities which could materially and adversely affect our ability to develop or deliver products on the timelines we previously anticipated.

    The COVID-19 pandemic has created economic uncertainty and volatility in the financial markets around the world, resulting in an economic downturn that has affected and will likely continue to affect demand for our products and impact our results of operations. As a result, this may lead to a period of regional, national, and global economic slowdown or regional, national, or global recessions that would curtail or delay spending by semiconductor manufacturers and contract assemblers and affect demand for our products as well as increase the risk of customer defaults or delays in payments. Our customers may delay or cancel orders for our products due to bankruptcy, lack of liquidity, lack of funding, operational failures, or other reasons. The ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: government’s, business’ and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport and workforce pressures); the impact of the pandemic and actions taken in response to global and regional economies, travel, and economic activity; the availability of federal, state, local or non-U.S. funding programs; general economic uncertainty in key global markets and financial market volatility;

global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides. Although the magnitude of the impact of COVID-19 on our business operations remains uncertain and difficult to predict, and this remains a highly dynamic situation, we have experienced and will continue to experience in subsequent periods, disruptions to our business that will likely continue to impact our business, financial condition and results of operations.

We have incurred indebtedness under the CARES Act which may be subject to audit, may not be forgivable and may eventually have to be repaid. Any repayment of such indebtedness may limit the funds available to us and may restrict our flexibility in operating our business or otherwise adversely affect our results of operations.

     On April 23, 2020, we received proceeds of $1,679,000 from a loan (the PPP Loan) pursuant to the Paycheck Protection Program (PPP), established under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). The proceeds were used to retain employees, maintain payroll and make lease and utility payments. All or a portion of the PPP Loan may be forgiven by the Small Business Administration (the SBA). We may submit a loan forgiveness application any time on or before the maturity date of the loan if we have used all of the loan proceeds for which we are requesting forgiveness. Under the CARES Act and pursuant to the note agreement, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight week or twenty-four week periods beginning on the date of loan approval. Not more than 25% of the forgiven amount may be for non-payroll costs. The amount of the PPP Loan eligible to be forgiven is reduced if our full-time headcount declines or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. Under the CARES Act, we will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, and we cannot provide any assurance that we will be eligible for loan forgiveness or that any amount of the PPP Loan will ultimately be forgiven by the SBA. Any such repayment of the PPP Loan will reduce the funds available to us for working capital, capital expenditures, and other corporate purposes and may limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans, and other investments or divert funds that are otherwise necessary to run our business. The SBA has the right to audit our eligibility for and compliance with the requirements of the PPP and we cannot predict the outcome of any such audit despite our belief that we were eligible for the PPP Loan and entitled to forgiveness. On April 23, 2020, the SBA issued guidance stating that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the CARES Act PPP has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good-faith belief that we satisfied all eligible requirements for the PPP Loan, we are later determined to have violated any of the laws or governmental regulations that apply to us in connection with the PPP Loan, such as the False Claims Act, or it is otherwise determined that we were ineligible to receive the PPP Loan, we may be subject to penalties, including significant civil, criminal and administrative penalties, and could be required to repay the PPP Loan in its entirety. In addition, our receipt of the PPP Loan may result in adverse publicity and damage to our reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources.

We generate a large portion of our sales from a small number of customers. If we were to lose one or more of our large customers, operating results could suffer dramatically.

    The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and contract assemblers accounting for a substantial portion of the purchases of semiconductor equipment. Sales to our five largest customers accounted for approximately 87%, 80%, and 86% of our net sales in fiscal 2020, 2019 and 2018, respectively. During fiscal 2020, Intel, ON Semiconductor and STMicroelectronics, accounted for approximately 43%, 16% and 15%, respectively, of the Company’s net sales. During fiscal 2019, Intel, Texas Instruments, Cypress Semiconductor and STMicroelectronics, accounted for approximately 36%, 14%, 12% and 10%, respectively, of the Company’s net sales. During fiscal 2018, Texas Instruments, STMicroelectronics, and Astronics Test Systems, accounted for approximately 34%, 26% and 13%, respectively, of the Company’s net sales. No other customers accounted for more than 10% of our net sales for any of these periods.

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

    Continued market acceptance of the ABTS family is subject to a number of risks. It is important that we achieve customer acceptance, customer satisfaction and increased market acceptance as we add new features and enhancements to the ABTS product. To date, we have shipped ABTS systems to customers worldwide for use in both reliability and production applications. We have had a strengthening of ABTS product sales in fiscal 2018 and 2017. In fiscal 2019 and 2020, our ABTS product sales decreased significantly from fiscal 2018, which adversely affected our operating results. The failure to grow revenues of the ABTS family above current levels could have a material adverse effect on our future operating results.

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

    Approximately 39%, 36%, and 71% of our net sales for fiscal 2020, 2019 and 2018, respectively, were attributable to sales to customers for delivery outside of the United States. We operate sales and service in Taiwan, a service organization in Germany, as well as direct support through 3rd party agreements in China, South Korea, and the Philippines. We expect that sales of products for delivery outside of the United States will continue to represent a substantial portion of our future net sales. Our future performance will depend, in significant part, upon our ability to continue to compete in foreign markets which in turn will depend, in part, upon a continuation of current trade relations between the United States and foreign countries in which semiconductor manufacturers or assemblers have operations. A change toward more protectionist trade legislation in either the United States or such foreign countries, such as a change in the current tariff structures, export compliance or other trade policies, could adversely affect our ability to sell our products in foreign markets. In addition, we are subject to other risks associated with doing business internationally, including longer receivable collection periods and greater difficulty in accounts receivable collection, the burden of complying with a variety of foreign laws, difficulty in staffing and managing global operations, the impact of the COVID-19 pandemic on the global economy and financial markets, risks of civil disturbance or other events which may limit or disrupt markets, international exchange restrictions, changing political conditions and monetary policies of foreign governments.

    Approximately 100%, 0% and 0% of our net sales for fiscal 2020 were denominated in U.S. Dollars, Euros and Japanese Yen, respectively. Although the percentages of net sales denominated in Euros and Japanese Yen were immaterial in fiscal 2020, they have been larger in the past and could become significant again in the future. A large percentage of net sales to European customers are denominated in U.S. Dollars, but sales to many Japanese customers are denominated in Japanese Yen. Because a substantial portion of our net sales is from sales of products for delivery outside the United States, an increase in the value of the U.S. Dollar relative to foreign currencies would increase the cost of our products compared to products sold by local companies in such markets. In addition, since the price is determined at the time a purchase order is accepted, we are exposed to the risks of fluctuations in the U.S. Dollar exchange rate during the lengthy period from the date a purchase order is received until payment is made. This exchange rate risk is partially offset to the extent our foreign operations incur expenses in the local currency. To date, we have not invested in any instruments designed to hedge currency risks. Our operating results could be adversely affected by fluctuations in the value of the U.S. Dollar relative to other currencies.

We purchase materials from suppliers worldwide, which subjects the Company to increased risk.

    We purchase components, sub-assemblies, and chambers from suppliers outside the United States. Increases in tariffs, additional taxes, disruptions due to the COVID-19 pandemic or trade barriers may result in an increase in our manufacturing costs. A decrease in the value of the U.S. Dollar relative to foreign currencies would increase the cost of our materials. Should the Company increase its sales prices to recover the increase in costs, this could result in a decrease in the competitiveness of our products. In addition, we are subject to other risks associated with purchasing materials from suppliers worldwide. Government authorities may also implement protectionist policies or impose limitations on the transfer of intellectual property. This may limit our ability to obtain products from certain geographic regions and require us to identify and qualify new suppliers. The process of qualifying suppliers could be lengthy, and no assurance can be given that any additional sources would be available to us on a timely basis. Changes in trade relations, currency fluctuations, or protectionist policies could have a material adverse effect on our business, financial condition or results of operations.

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

    In recent years, in the face of a downturn in our business and a decline in our net sales, we implemented a variety of cost controls and restructured our operations with the goal of reducing our operating costs to position ourselves to more effectively meet the needs of the then weak market for test and burn-in equipment. In February 2019, we adopted a restructuring plan in order to streamline our operations and better align our structure with our objectives going forward. While we took significant steps to minimize our expense levels and to increase the likelihood that we would have sufficient cash to support operations during the downturn, from fiscal 2009 through fiscal 2020, with the exception of fiscal 2014 and 2018, we experienced operating losses. We anticipate that our existing cash balance together with income from operations, collections of existing accounts receivable, revenue from our existing backlog of products, the sale of inventory on hand, and deposits and down payments against significant orders will be adequate to meet our working capital and capital equipment requirements. Depending on our rate of growth and profitability, and our ability to obtain significant orders with down payments, we may require additional equity or debt financing to meet our working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required, or if available, that such financing can be obtained on terms satisfactory to us.

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

Item 1B. Unresolved Staff Comments

    None.

Item 2. Properties

    The Company’s principal administrative and production facilities are located in Fremont, California, in a 51,289 square foot building. The Company’s lease was renewed in February 2018 and expires in July 2023. The Company maintained a facility in Japan located in a 418 square foot office in Tokyo under a lease which expired in June 2020. The Company also maintained a 1,585 square foot warehouse in Yamanashi under a lease which expired in June 2020. The Company substantially closed its subsidiary Aehr Test Systems Japan K.K. in March 2020, completing the liquidation of the legal entity in July 2020, see Note 16, “Restructuring,” of the Notes to Consolidated Financial Statements. The Company leases a 492 square foot sales and support office in Utting, Germany. The lease, which began February 1, 1992 and expires on January 31, 2022, contains an automatic twelve months renewal, at rates to be determined, if no notice is given prior to six months from expiry. The Company periodically evaluates its global operations and facilities to bring its capacity in line with demand and to provide cost efficient services for its customers. In prior years, through this process, the Company has moved from certain facilities that exceeded the capacity required to satisfy its needs. The Company believes that its existing facilities are adequate to meet its current and reasonably foreseeable requirements. The Company regularly evaluates its expected future facilities requirements and believes that alternate facilities would be available if needed.

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

	High	Low
Fiscal 2020:
First quarter ended August 31, 2019	$1.87	$1.27
Second quarter ended November 30, 2019	2.33	1.28
Third quarter ended February 29, 2020	2.78	1.75
Fourth quarter ended May 31, 2020	2.24	1.10

Fiscal 2019:
First quarter ended August 31, 2018	$2.94	$2.21
Second quarter ended November 30, 2018	2.57	1.80
Third quarter ended February 28, 2019	1.97	1.03
Fourth quarter ended May 31, 2019	2.19	1.27

    At August 3, 2020, the Company had 135 holders of record of its common stock. A substantially greater number of holders of the Company’s common stock are “street name” or beneficial holders whose shares are held by banks, brokers and other financial institutions.

    The Company has not paid cash dividends on its common stock or other securities. The Company currently anticipates that it will retain its future earnings, if any, for use in the expansion and operation of its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future.

    The Company did not repurchase any of its common stock during the fiscal year ended May 31, 2020.

PERFORMANCE MEASUREMENT COMPARISON

    The following graph shows a comparison of total shareholder return for holders of the Company's common stock for the last five fiscal years ended May 31, 2020, compared with the NASDAQ Composite Index and the Philadelphia Semiconductor Index. The graph assumes that $100 was invested in the Company's common stock, in the NASDAQ Composite Index and the Philadelphia Semiconductor Index on May 31, 2015, and that all dividends were reinvested. The Company believes that while total shareholder return can be an important indicator of corporate performance, the stock prices of semiconductor equipment companies like us are subject to a number of market-related factors other than company performance, such as competitive announcements, mergers and acquisitions in the industry, the general state of the economy and the performance of other semiconductor equipment company stocks. Stock prices and shareholder returns over the indicated period should not be considered indicative of future stock prices or shareholder returns.

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

    We derived the statements of operations data for the fiscal years ended May 31, 2020, 2019 and 2018 and the balance sheet data as of May 31, 2020 and 2019 from our audited consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. We derived the statements of operations data for the fiscal years ended May 31, 2017 and 2016 and the balance sheet data as of May 31, 2018, 2017 and 2016 from our audited consolidated financial statements and related notes which are not included in this Annual Report on Form 10-K. We have not declared or distributed any cash dividends.

	Fiscal Year Ended May 31,
	2020	2019	2018	2017	2016
	(In thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS:

Net sales	$22,291	$21,056	$29,555	$18,898	$14,501

Cost of sales	13,920	13,454	17,169	12,118	9,356
Gross profit	8,371	7,602	12,386	6,780	5,145

Operating expenses:
Selling, general and administrative	7,530	7,724	7,290	7,052	6,975
Research and development	3,386	4,153	4,181	4,657	4,324
Restructuring	220	725	--	--	--

Total operating expenses	11,136	12,602	11,471	11,709	11,299

(Loss) income from operations	(2,765)	(5,000)	915	(4,929)	(6,154)

Interest income (expense), net	10	(252)	(399)	(678)	(605)
Other (expense) income, net	(11)	44	(61)	(21)	(16)

(Loss) income before income tax (expense) benefit	(2,766)	(5,208)	455	(5,628)	(6,775)

Income tax (expense) benefit	(36)	(27)	73	(25)	(10)
Net (loss) income	(2,802)	(5,235)	528	(5,653)	(6,785)
Less: Net income attributable to the noncontrolling interest	--	--	--	--	--

Net (loss) income attributable to Aehr Test Systems common shareholders	$(2,802)	$(5,235)	$528	$(5,653)	$(6,785)
Net (loss) income per share:
Basic	$(0.12)	$(0.23)	$0.02	$(0.35)	$(0.52)
Diluted	$(0.12)	$(0.23)	$0.02	$(0.35)	$(0.52)

Shares used in per share calculations:
Basic	22,882	22,387	21,732	16,267	13,091
Diluted	22,882	22,387	22,782	16,267	13,091

	May 31,
	2020	2019	2018	2017	2016
CONSOLIDATED BALANCE SHEETS:

Cash and cash equivalents	$5,433	$5,428	$16,848	$17,803	$939
Working capital	13,786	14,522	18,308	21,494	4,068
Total assets	20,574	21,307	30,955	30,892	10,046

Long-term obligations, less current portion	2,653	342	522	6,214	6,089
Total shareholders' equity (deficit)	14,056	15,453	19,285	16,794	(723)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our “Selected Consolidated Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

COVID-19 PANDEMIC RESPONSE

    The Company has been impacted by the recent outbreak of the novel coronavirus, known as COVID-19, which has spread to many countries throughout the world. We experienced a significant drop in customer orders and revenues in the last quarter of fiscal year ended May 31, 2020. In response to the ongoing COVID-19 pandemic, we have implemented cost reduction initiatives including mandatory vacation days and shutdown days to mitigate operating losses. On April 23, 2020, we received proceeds of $1,679,000 from a PPP loan, under the CARES Act, a portion of which may be forgiven, which we intend to use to retain employees, maintain payroll and make lease and utility payments.

    Our business’ top priority during the COVID-19 pandemic is protecting the health and safety of its employees and their families, customers and community. We introduced workplace flexibility such as working remotely where possible to reduce the number of people who are on campus each day. As a global supplier of Critical Infrastructure Sectors we are continuing to support customers during the pandemic. In the interest of public health, all onsite operations are utilizing the minimum number of people to safely execute tasks and following enhanced safety and health protocols including screenings, social distancing, and use of personal protective equipment.

    We will continue to monitor the situation. As of the date of this report, we cannot predict with certainty the potential effects the COVID-19 may have on our business and our operating results. While the overall environment remains uncertain, we continue to aggressively invest in priority areas with the objective of driving profitable growth over the long term.

OVERVIEW

    We were founded in 1977 to develop and manufacture burn-in and test equipment for the semiconductor industry. Since our inception, we have installed over 2,500 systems at semiconductor manufacturers, semiconductor contract assemblers and burn-in and test service companies worldwide. Our principal products currently are the Advanced Burn-in and Test System, or ABTS, the FOX full wafer contact and singulated die/module parallel test and burn-in system, WaferPak Aligner, WaferPak contactors, DiePak Loader, DiePak carriers and test fixtures.

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

    WARRANTY OBLIGATIONS

    We provide and record the estimated cost of product warranties at the time revenues are recognized on products shipped. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Our estimate of warranty reserve is based on management’s assessment of future warranty obligations and on historical warranty obligations. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

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

    A full valuation allowance was established against all deferred tax assets, as management determined that it is more likely than not that deferred tax assets will not be realized, as of May 31, 2020 and 2019.

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

    Although we file U.S. federal, various state and foreign tax returns, our only major tax jurisdictions are the United States, California, Germany and Japan. Tax years 1996 – 2019 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers, research and development tax credits, or other tax attributes from those years.

    On March 27, 2020, the CARES Act was passed into law. The CARES Act includes several significant business tax provisions including modification to the taxable income limitation for utilization of net operating losses (NOLs) incurred in 2018, 2019 and 2020 and the ability to carry back NOLs from those years for a period of up to five years, an increase to the limitation on deductibility of certain business interest expense, bonus depreciation for purchases of qualified improvement property and special deductions on certain corporate charitable contributions. We are currently analyzing the impact of these changes and therefore an estimate of the impact to income taxes is not yet available.

    On June 29, 2020, California Governor Gavin Newsom signed Assembly Bill 85 (AB 85) into law as part of the California 2020 Budget Act, which temporarily suspends the use of California net operating losses and imposes a cap on the amount of business incentive tax credits that companies can utilize against their net income for tax years 2020, 2021, and 2022. We analyzed the provisions of AB 85 and determined there was no impact on our provision for income taxes for the current period and will continue to evaluate the impact, if any, AB 85 may have on our condensed consolidated financial statements and disclosures.

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

    The fair value of each option grant and the right to purchase shares under our ESPP are estimated on the date of grant using the Black-Scholes option valuation model with assumptions concerning expected term, stock price volatility, expected dividend yield, risk-free interest rate and the expected life of the award. See Note 11 to our consolidated financial statements for detailed information relating to stock-based compensation and the stock option plan and the ESPP.

     RESTRUCTURING

     We record a charge for restructuring when management commits to a restructuring plan, the restructuring plan identifies all significant actions, the period of time to complete the restructuring plan indicates that significant changes to the plan are not likely, and individuals who are impacted have been notified of the pending involuntary termination.  Restructuring charges include severance payments, legal fees, and write-off of assets.  For employees that are not required to render services beyond a minimum retention period, the severance expense is recognized at the communication date based upon its fair value.  For employees who are required to render service until they are terminated in order to receive the severance, the severance costs are measured initially at the communication date based upon its fair value, and recognized ratably over the future service period.

     In the fiscal year ended May 31, 2020, we recognized $220,000 in restructuring charges related to the dissolution of Aehr Test Systems Japan K.K (“ATS-Japan”), a majority owned subsidiary.  The restructuring charges included severance payments for individuals impacted in this reduction, legal fees associated with the dissolution process, and write-off of assets.  Restructuring charges for the fiscal year ended May 31, 2019 were related to a restructuring plan implemented in order to streamline our operations and better align our structure with our objectives going forward. We recognized $725,000 of employee termination expenses for the fiscal year ended May 31, 2019.

RESULTS OF OPERATIONS

    The following table sets forth statements of operations data as a percentage of net sales for the periods indicated.

	Year Ended May 31,
	2020	2019	2018

Net sales	100.0%	100.0%	100.0%
Cost of sales	62.4	63.9	58.1
Gross profit	37.6	36.1	41.9

Operating expenses:
Selling, general and administrative	33.8	36.7	24.7
Research and development	15.2	19.7	14.1
Restructuring	1.0	3.4	--

Total operating expenses	50.0	59.8	38.8

(Loss) income from operations	(12.4)	(23.7)	3.1

Interest income (expense), net	--	(1.2)	(1.4)
Other (expense) income, net	--	0.2	(0.2)

(Loss) income before income tax (expense) benefit	(12.4)	(24.7)	1.5

Income tax (expense) benefit	(0.2)	(0.2)	0.3

Net (loss) income	(12.6)	(24.9)	1.8
Less: Net income attributable to the noncontrolling interest	--	--	--
Net (loss) income attributable to Aehr Test Systems common shareholders	(12.6)%	(24.9)%	1.8%

FISCAL YEAR ENDED MAY 31, 2020 COMPARED TO FISCAL YEAR ENDED MAY 31, 2019

    NET SALES. Net sales increased to $22.3 million for the fiscal year ended May 31, 2020 from $21.1 million for the fiscal year ended May 31, 2019, an increase of 5.9%. The increase in net sales in fiscal 2020 resulted primarily from the increase in net sales of our wafer-level products, partially offset by the decrease in net sales of our Test During Burn-in (TDBI) products. Net sales of our wafer-level products for fiscal 2020 were $19.8 million, and increased approximately $5.2 million from fiscal 2019. Net sales of our TDBI products for fiscal 2020 were $2.5 million, and decreased approximately $3.9 million from fiscal 2019.

    GROSS PROFIT. Gross profit increased to $8.4 million for the fiscal year ended May 31, 2020 from $7.6 million for the fiscal year ended May 31, 2019, an increase of 10.1%. Gross profit margin increased to 37.6% for the fiscal year ended May 31, 2020 from 36.1% for the fiscal year ended May 31, 2019. The increase in gross profit margin was primarily the result of change in product mix in net sales which wafer-level products revenues, contributing higher margins, accounted for 89% of revenues in fiscal year ended May 31, 2020 compared to 69% of revenues in fiscal year ended May 31, 2019. The increase was partially offset by the impact of excess and obsolete charges mainly related to ABTS products reaching the end of product life.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses were $7.5 million for the fiscal year ended May 31, 2020, compared with $7.7 million for the fiscal year ended May 31, 2019, a decrease of 2.5%. The decrease in SG&A expenses was primarily due to decreases in employment related expenses as a result of cost reduction initiatives implemented in fiscal 2019.

    RESEARCH AND DEVELOPMENT. R&D expenses were $3.4 million for the fiscal year ended May 31, 2020, compared with $4.2 million for the fiscal year ended May 31, 2019, a decrease of 18.5%. The decrease in R&D expenses was primarily due to decreases in employment related expenses of $500,000 and project expenses of $267,000.

    RESTRUCTURING. Restructuring charges for the fiscal year ended May 31, 2020 were related to the dissolution of Aehr Test Systems Japan K.K (ATS-Japan), a majority owned subsidiary. In connection with the dissolution plan, the

Company recognized approximately $220,000 related to severance payments for individuals impacted in this reduction and legal fees associated with the dissolution process in the fourth quarter of fiscal 2020. Restructuring charges for the fiscal year ended May 31, 2019 were related to a restructuring plan implemented in February 2019 in order to streamline our operations and better align our structure with our objectives going forward. We recognized $725,000 of employee termination expenses for the fiscal year ended May 31, 2019.

    INTEREST INCOME (EXPENSE), NET. Interest income, net was $10,000 for the fiscal year ended May 31, 2020 compared with interest expense, net was $252,000 for the fiscal year ended May 31, 2019. The decrease in interest expense, net was primarily due to the repayment of the Convertible Notes on the maturity date of April 10, 2019, partially offset by a decrease in interest income due to a decrease in our investment portfolio.

    OTHER (EXPENSE) INCOME, NET. Other expense, net was $11,000 for the fiscal year ended May 31, 2020 compared with other income, net of $44,000 for the fiscal year ended May 31, 2019. The change in other (expense) income, net was due primarily to losses or gains realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

    INCOME TAX (EXPENSE) BENEFIT. Income tax expense was $36,000 and $27,000 for the fiscal year ended May 31, 2020 and 2019, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

    We consider cash and cash equivalents as liquid and available for use. As of May 31, 2020 and 2019, respectively, we had $5.4 million in cash and cash equivalents.

    Net cash used in operating activities was $2.0 million and $5.6 million for the fiscal years ended May 31, 2020 and 2019, respectively. For the fiscal year ended May 31, 2020, net cash used in operating activities was primarily the result of the net loss of $2.8 million, as adjusted to exclude the effect of non-cash charges of stock-based compensation expense of $910,000 and depreciation and amortization of $384,000. Net cash used in operations was also impacted by decreases in customer deposits and deferred revenue of $1.5 million and in accounts payable of $1.0 million, partially offset by decreases in inventories and accounts receivable of $1.2 million each. The decrease in customer deposits and deferred revenue was primarily due to the decrease in backlog of customer orders with down payments. The decrease in accounts payable was primarily due to a reduction in inventory purchases. The decrease in inventories was primarily due to the increase in inventory reserves related to older products. The decrease in accounts receivable was primarily due to lower shipment activities toward the end of fiscal year ended May 31, 2020. For the fiscal year ended May 31, 2019, net cash used in operating activities was primarily the result of the net loss of $5.2 million, as adjusted to exclude the effect of non-cash charges of stock-based compensation expense of $905,000 and depreciation and amortization of $431,000, an increase in accounts receivable of $2.0 million, and a decrease in customer deposits and deferred revenue of $355,000, partially offset by an increase in accrued expenses of $402,000. The increase in accounts receivable was primarily due to large shipments toward the end of fiscal 2019. The decrease in customer deposits and deferred revenue was primarily due to the decrease in backlog of customer orders with down payments. The increase in accrued expenses was primarily due to severance expenses accrued as a result of our restructuring plan implemented in February 2019.

    Net cash used in investing activities was $163,000 and $173,000 for the fiscal years ended May 31, 2020 and 2019, respectively. Net cash used in investing activities for the fiscal years ended May 31, 2020 and 2019 was due to the purchases of property and equipment.

    Net cash provided by financing activities was $2.2 million for the fiscal year ended May 31, 2020 as compared to net cash used in financing activities of $5.6 million for the fiscal year ended May 31, 2019. Net cash provided by financing activities during the fiscal year ended May 31, 2020 was primarily due to the proceeds of approximately $1.7 million from the PPP Loan, and the net proceeds from issuance of common stock under employee plans of $493,000. Net cash used in financing activities during the fiscal year ended May 31, 2019 was primarily due to the repayment of the Convertible Notes of $6.1 million on the maturity date of April 10, 2019, partially offset by proceeds from issuance of common stock under employee plans of $559,000.

    The effect of fluctuation in exchange rates increased cash by $20,000 for the fiscal year ended May 31, 2020 and decreased cash by $59,000 for the fiscal year ended May 31, 2019. The changes were due to the fluctuation in the value of the dollar compared to foreign currencies.

    As of May 31, 2020 and 2019, we had working capital of $13.8 million and $14.5 million, respectively.

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

    Net cash used in investing activities was $572,000 for the fiscal year ended May 31, 2018 was due to the purchase of property and equipment.

    Net cash provided by financing activities of $925,000 for the fiscal year ended May 31, 2018 was primarily due to the proceeds from issuance of common stock under employee plans.

    The effect of fluctuation in exchange rates increased cash by $43,000 for the fiscal year ended May 31, 2018 due to the fluctuation in the value of the dollar compared to foreign currencies.

    As of May 31, 2018, we had working capital of $18.3 million.

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

    We anticipate that the existing cash balance together with income from operations, collections of existing accounts receivable, revenue from our existing backlog of products, the sale of inventory on hand, deposits and down payments against significant orders, and anticipated loan forgiveness of the PPP Loan will be adequate to meet our liquidity requirements for the next 12 months.

OFF-BALANCE SHEET FINANCING

    We have not entered into any off-balance sheet financing arrangements and have not established any special purpose or variable interest entities.

OVERVIEW OF CONTRACTUAL OBLIGATIONS

    The following table provides a summary of such arrangements, or contractual obligations.

	Payments Due by Period (in thousands)
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Lease obligations	$2,473	$765	$1,574	$134	$--
Long-term debt	1,679	653	1,026	--	--
Interest on long-term debt (1)	21	16	5	--	--
Purchases (2)	2,196	2,196	--	--	--
Total	$6,369	$3,630	$2,605	$134	$--

(1) Based on 1% interest rate of PPP Loan. See Note 10, “LONG-TERM DEBT.”
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

    We had no holdings of derivative financial or commodity instruments at May 31, 2020.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Aehr Test Systems and its subsidiaries (the “Company”) as of May 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows for each of the three years in the period ended May 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2020 due to the adoption of the new lease standard.

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

San Jose, California
August 28, 2020

AEHR TEST SYSTEMS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	May 31,
	2020	2019
ASSETS

Current assets:
Cash and cash equivalents	$5,433	$5,428
Accounts receivable, net	3,717	4,859
Inventories	7,989	9,061
Prepaid expenses and other	512	686

Total current assets	17,651	20,034

Property and equipment, net	663	1,045
Operating lease right-of-use assets	2,107	--
Other assets	153	228

Total assets	$20,574	$21,307

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$945	$1,933
Accrued expenses	1,439	2,034
Operating lease liabilities, short-term	658	--
Customer deposits and deferred revenue, short-term	170	1,545
Current portion of long-term debt	653	--

Total current liabilities	3,865	5,512

Operating lease liabilities, long-term	1,605	--
Long-term debt, net of current portion	1,026	--
Deferred rent	--	153
Deferred revenue, long-term	22	189

Total liabilities	6,518	5,854

Commitments and contingencies (Note 18)

Aehr Test Systems shareholders' equity: Preferred stock, $0.01 par value: Authorized: 10,000 shares; Issued and outstanding: none	--	--
Common stock, $0.01 par value: Authorized: 75,000 shares; Issued and outstanding: 23,107 shares and 22,669 shares at May 31, 2020 and 2019 respectively	231	227
Additional paid-in capital	85,898	84,499
Accumulated other comprehensive income	2,234	2,230
Accumulated deficit	(74,286)	(71,484)
Total Aehr Test Systems shareholders' equity	14,077	15,472
Noncontrolling interest	(21)	(19)
Total shareholders' equity	14,056	15,453

Total liabilities and shareholders' equity	$20,574	$21,307

The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended May 31,
	2020	2019	2018

Net sales	$22,291	$21,056	$29,555
Cost of sales	13,920	13,454	17,169
Gross profit	8,371	7,602	12,386

Operating expenses:
Selling, general and administrative	7,530	7,724	7,290
Research and development	3,386	4,153	4,181
Restructuring	220	725	--

Total operating expenses	11,136	12,602	11,471

(Loss) income from operations	(2,765)	(5,000)	915

Interest income (expense), net	10	(252)	(399)
Other (expense) income, net	(11)	44	(61)

(Loss) income before income tax (expense) benefit	(2,766)	(5,208)	455

Income tax (expense) benefit	(36)	(27)	73
Net (loss) income	(2,802)	(5,235)	528
Less: Net income attributable to the noncontrolling interest	--	--	--

Net (loss) income attributable to Aehr Test Systems common shareholders	$(2,802)	$(5,235)	$528

Net (loss) income per share – basic and diluted	$(0.12)	$(0.23)	$0.02
Shares used in per share calculation – basic	22,882	22,387	21,732
Shares used in per share calculation – diluted	22,882	22,387	22,782

The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(IN THOUSANDS)

	Year Ended May 31,
	2020	2019	2018

Net (loss) income	$(2,802)	$(5,235)	$528

Other comprehensive income (loss), net of tax: Foreign currency translation income (loss)	2	(61)	42

Total comprehensive (loss) income	(2,800)	(5,296)	570
Less: Comprehensive (loss) income attributable to noncontrolling interest	(2)	1	(1)

Comprehensive (loss) income, attributable to Aehr Test Systems	$(2,798)	$(5,297)	$571

                            The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)

						Total Aehr
				Accumulated		Test
			Additional	Other		Systems		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’	Noncontrolling	Shareholders'
	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
Balances, May 31, 2017	21,340	$213	$81,128	$2,249	$(66,777)	$16,813	$(19)	$16,794

Issuance of common stock under employee plans	803	8	917	--	--	925	--	925
Stock-based compensation	--	--	996	--	--	996	--	996
Net income	--	--	--	--	528	528	--	528
Foreign currency translation adjustment	--	--	--	43	--	43	(1)	42

Balances, May 31, 2018	22,143	221	83,041	2,292	(66,249)	19,305	(20)	19,285

Issuance of common stock under employee plans	526	6	553	--	--	559	--	559
Stock-based compensation	--	--	905	--	--	905	--	905
Net loss	--	--	--	--	(5,235)	(5,235)	--	(5,235)
Foreign currency translation adjustment	--	--	--	(62)	--	(62)	1	(61)

Balances, May 31, 2019	22,669	227	84,499	2,230	(71,484)	15,472	(19)	15,453

Issuance of common stock under employee plans	444	4	499	--	--	503	--	503
Shares repurchased for tax withholdings on vesting of RSUs	(6)	--	(10)	--	--	(10)	--	(10)
Stock-based compensation	--	--	910	--	--	910	--	910
Net loss	--	--	--	--	(2,802)	(2,802)	--	(2,802)
Foreign currency translation adjustment	--	--	--	4	--	4	(2)	2

Balances, May 31, 2020	23,107	$231	$85,898	$2,234	$(74,286)	$14,077	$(21)	$14,056

The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended May 31,
	2020	2019	2018
Cash flows from operating activities:
Net (loss) income	$(2,802)	$(5,235)	$528
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation expense	910	905	996
Recovery of doubtful accounts	--	(3)	(58)
Depreciation and amortization	384	431	417
Loss on disposal of assets	45	--	--
Changes in operating assets and liabilities:
Accounts receivable	1,161	(2,043)	1,260
Inventories	1,164	(112)	(2,073)
Prepaid expenses and other	271	84	59
Accounts payable	(1,024)	210	(1,095)
Accrued expenses	(589)	402	62
Customer deposits and deferred revenue	(1,542)	(355)	(1,482)
Deferred rent	--	90	63
Income taxes payable	(2)	(11)	(28)
Net cash used in operating activities	(2,024)	(5,637)	(1,351)

Cash flows from investing activities:
Purchases of property and equipment	(163)	(173)	(572)
Net cash used in investing activities	(163)	(173)	(572)

Cash flows from financing activities:
Repayment of convertible notes	--	(6,110)	--
Proceeds from long-term debt	1,679	--	--
Proceeds from issuance of common stock under employee plans	503	559	925
Shares repurchased for tax withholdings on vesting of restricted stock units	(10)	--	--
Net cash provided by (used in) financing activities	2,172	(5,551)	925

Effect of exchange rates on cash, cash equivalents and restricted cash	20	(59)	43

Net increase (decrease) in cash, cash equivalents and restricted cash	5	(11,420)	(955)

Cash, cash equivalents and restricted cash, beginning of year	5,508	16,928	17,883
Cash, cash equivalents and restricted cash, end of year	$5,513	$5,508	$16,928

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$42	$37	$37
Interest	$--	$610	$550

Supplemental disclosure of non-cash flow information:
Net transfer of equipment between inventory and property and equipment	$112	$119	$--

The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS:

    Aehr Test Systems (the “Company”) was incorporated in California in May 1977 and primarily designs, engineers and manufactures test and burn-in equipment used in the semiconductor industry. The Company’s principal products are the Advanced Burn-In and Test System, or ABTS, the FOX full wafer contact parallel test and burn-in systems, the MAX burn-in system, the WaferPak full wafer contactor, the DiePak carrier and test fixtures.

LIQUIDITY:

    Since inception, the Company has incurred substantial cumulative losses and negative cash flows from operations. In response, the Company took steps to minimize expense levels, entered into credit arrangements, and raised capital through public and private equity offerings, to increase the likelihood that it will have sufficient cash to support operations.

    At May 31, 2020, the Company had $5.4 million in cash and cash equivalents. The Company anticipates that the existing cash balance together with income from operations, collections of existing accounts receivable, revenue from its existing backlog of products, the sale of inventory on hand, deposits and down payments against significant orders will be adequate to meet its working capital and capital equipment requirements. The Company believes its existing cash and cash equivalents will be sufficient to meet its anticipated cash needs over the next 12 months. The Company’s future capital requirements will depend on many factors, including the Company’s growth rate, the timing and extent of its spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the timing and cost to introduce new and enhanced products and the timing and cost to implement new manufacturing technologies. In the event that additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to the Company or at all. Any additional debt financing obtained by the Company in the future could also involve restrictive covenants relating to the Company’s capital-raising activities and other financial and operational matters, which may make it more difficult for the Company to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if the Company raises additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, its existing stockholders could suffer significant dilution in their percentage ownership of the Company, and any new equity securities the Company issue could have rights, preferences and privileges senior to those of holders of the Company’s common stock. If the Company is unable to obtain adequate financing or financing on terms satisfactory to the Company when the Company requires it, the Company’s ability to continue to grow or support its business and to respond to business challenges could be significantly limited.

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

    Transaction gains and losses that arise from exchange rate changes denominated in currencies other than the local currency are included in the Consolidated Statements of Operations as incurred. See Note 13, Other (Expense) Income, Net for the detail of foreign exchange transaction gains and losses for all periods presented.

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

Significant estimates in the Company’s consolidated financial statements include allowance for doubtful accounts, valuation of inventory at the lower of cost or net realizable value, and warranty reserves.

CASH EQUIVALENTS:

    Cash equivalents consist of money market instruments purchased with an original maturity of three months or less. These investments are reported at fair value.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS:

    Accounts receivable are derived from the sale of products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies. Accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. The Company also reviews its trade receivables by aging category to identify specific customers with known disputes or collection issues. The Company exercises judgment when determining the adequacy of these reserves as the Company evaluates historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received. No significant adjustments to the allowance for doubtful accounts were recorded during the fiscal year ended May 31, 2020, 2019 or 2018.

CONCENTRATION OF CREDIT RISK:

    The Company sells its products primarily to semiconductor manufacturers in North America, Asia, and Europe. As of May 31, 2020, approximately 13%, 62% and 25% of gross accounts receivable were from customers located in North America, Asia and Europe, respectively. As of May 31, 2019, approximately 49%, 25% and 26% of gross accounts receivable were from customers located in North America, Asia and Europe, respectively. Two customers accounted for 45% and 18% of gross accounts receivable as of May 31, 2020. Three customers accounted for 44%, 25% and 21% of gross accounts receivable as of May 31, 2019. Three customers accounted for 43%, 16% and 15% of net sales in fiscal 2020. Four customers accounted for 36%, 14%, 12% and 10% of net sales in fiscal 2019. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company uses letter of credit terms for some of its international customers.

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

Furniture and fixtures . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . 2 to 6 years
Machinery and equipment. . . . .. . . . . . . . . . . . . . . . . . . . . . . . . 3 to 6 years
Test equipment . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4 to 6 years

REVENUE RECOGNITION:

    In May 2014, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Code (“ASC”) Topic 606, Revenue from Contracts with Customers (Topic 606), which was subsequently updated (collectively “ASC 606”). We adopted the standard as of June 1, 2018, using the modified retrospective method. Under this method, we applied ASC 606 to contracts that were not complete as of June 1, 2018 and recognized the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings. Results for reporting periods beginning after June 1, 2018 are presented in accordance with ASC 606. Under the modified retrospective adoption method, prior period amounts are not adjusted and are reported in accordance with the accounting standards in effect for those periods per FASB ASC Topic 605, Revenue Recognition, which is also referred to herein as “legacy GAAP.”

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

PRODUCT DEVELOPMENT COSTS AND CAPITALIZED SOFTWARE:

    Costs incurred in the research and development of new products or systems are charged to operations as incurred. Costs incurred in the development of software programs for the Company’s products are charged to operations as incurred until technological feasibility of the software has been established. Generally, technological feasibility is established when the software module performs its primary functions described in its original specifications, contains features required for it to be usable in a production environment, is completely documented and the related hardware portion of the product is complete. After technological feasibility is established, any additional costs are capitalized. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use. Capitalized costs are amortized over the estimated life of the related software product using the greater of the units of sales or straight-line methods over ten years. No system software development costs were capitalized or amortized in fiscal 2020, 2019 and 2018.

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

    A full valuation allowance was established against all deferred tax assets, as management determined that it is more likely than not that deferred tax assets will not be realized, as of May 31, 2020 and 2019.

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

    Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, California, Germany and Japan. Tax years 1996 – 2019 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers, research and development tax credits, or other tax attributes from those years.

    On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was passed into law. The CARES Act includes several significant business tax provisions including modification to the taxable income limitation for utilization of net operating losses (NOLs) incurred in 2018, 2019 and 2020 and the ability to carry back NOLs from those years for a period of up to five years, an increase to the limitation on deductibility of certain business interest expense, bonus depreciation for purchases of qualified improvement property and special deductions on certain corporate charitable contributions. The Company is currently analyzing the impact of these changes and therefore an estimate of the impact to income taxes is not yet available.

    On June 29, 2020, California Governor Gavin Newsom signed Assembly Bill 85 (AB 85) into law as part of the California 2020 Budget Act, which temporarily suspends the use of California net operating losses and imposes a cap on the amount of business incentive tax credits that companies can utilize against their net income for tax years 2020, 2021, and 2022. The Company analyzed the provisions of AB 85 and determined there was no impact on its provision for income taxes for the current period and will continue to evaluate the impact, if any, AB 85 may have on its condensed consolidated financial statements and disclosures.

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

    As a result of adopting FASB ASC Topic 842, Leases, on June 1, 2019, the Company recognized right-of-use assets of $2.7 million and corresponding liabilities of $2.8 million for its existing operating lease portfolio on its consolidated balance sheet. Operating lease right-of-use assets are presented as long-term assets and corresponding liabilities are presented within Operating lease liabilities, short-term and Operating lease liabilities, long-term on the Company’s consolidated balance sheet. There was no material impact to the Company’s consolidated statements of operations or consolidated statements of cash flows as a result of FASB ASC Topic 842, Leases. Please refer to Note “8. LEASES” for information regarding the Company’s lease portfolio as of May 31, 2020 as accounted for under FASB ASC Topic 842, Leases.

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

    The Company’s revenues by product category are as follows (in thousands):

	Year Ended May 31,
	2020	2019	2018
Type of good / service:
Systems	$8,099	$9,566	$18,174
Contactors	10,784	6,154	6,500
Services	3,408	5,336	4,881
	$22,291	$21,056	$29,555
Product lines:
Wafer-level	$19,768	$14,618	$13,080
Test During Burn-In	2,523	6,438	16,475
	$22,291	$21,056	$29,555

    The following presents information about the Company’s operations in different geographic areas. Net sales are based upon ship-to location (in thousands):

	Year Ended May 31,
	2020	2019	2018
Geographic region:
United States	$13,544	$13,468	$8,446
Asia	7,556	5,648	19,973
Europe	1,191	1,940	1,136
	$22,291	$21,056	$29,555

    With the exception of the amount of service contracts and extended warranties, the Company’s product category revenues are recognized at point in time when control transfers to customers. The following presents revenue based on timing of recognition (in thousands):

	Year Ended May 31,
	2020	2019	2018
Timing of revenue recognition (in thousands):
Products and services transferred at a point in time	$19,948	$18,473	$27,337
Services transferred over time	2,343	2,583	2,218
	$22,291	$21,056	$29,555

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

    Contract liabilities include payments received in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities are reported on the Condensed Consolidated Balance Sheets at the end of each reporting period as a component of deferred revenue. Contract liabilities as of May 31, 2020 and 2019 were $192,000 and $1,734,000, respectively. During the fiscal years ended May 31, 2020 and 2019, the Company recognized $1,545,000 and $1,273,000 of revenues that were included in contract liabilities as of May 31, 2019 and 2018, respectively.

Remaining performance obligations

    On May 31, 2020, the Company had $192,000 of remaining performance obligations, which were comprised of deferred service contracts and extended warranty contracts not yet delivered. The Company expects to recognize approximately 88% of its remaining performance obligations as revenue in fiscal 2021, and an additional 12% in fiscal 2022 and thereafter. The foregoing excludes the value of other remaining performance obligations as they have original durations of one year or less, and also excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

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

    The following table presents the computation of basic and diluted net (loss) income per share attributable to Aehr Test Systems common shareholders (in thousands, except per share data):

	Year Ended May 31,
	2020	2019	2018
Numerator: Net (loss) income	$(2,802)	$(5,235)	$528

Denominator for basic net (loss) income per share:
Weighted-average shares outstanding	22,882	22,387	21,732

Shares used in basic net (loss) income per share calculation	22,882	22,387	21,732

Effect of dilutive securities.	--	--	1,050

Denominator for diluted net (loss) income per share	22,882	22,387	22,782

Basic net (loss) income per share	$(0.12)	$(0.23)	$0.02

Diluted net (loss) income per share	$(0.12)	$(0.23)	$0.02

    For the purpose of computing diluted earnings per share, the weighted average number of potential common shares does not include stock options with an exercise price greater than the average fair value of the Company’s common stock for the period, as the effect would be anti-dilutive. In the fiscal years ended May 31, 2020 and 2019, potential common shares have not been included in the calculation of diluted net loss per share as the effect would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for these periods are the same. Stock options to purchase 3,153,000 and 3,107,000 shares of common stock were outstanding on May 31, 2020 and 2019, respectively, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive. Stock options to purchase 1,313,000 shares of common stock were outstanding as of May 31, 2018 but were not included in the computation of diluted net income per share, because the inclusion of such shares would be anti-dilutive. ESPP rights to purchase 192,000 and 297,000 ESPP shares were outstanding on May 31, 2020 and 2019, respectively, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive. RSUs for 10,000 shares and 23,000 shares were outstanding on May 31, 2020 and 2019, respectively, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive. The 2,657,000 shares convertible under the Convertible Notes outstanding on May 31, 2018 were not included in the computation of diluted net income (loss) per share, because the inclusion of such shares would be anti-dilutive.

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

Level 3 - instrument valuations are obtained without observable market values and require a high level of judgment to determine the fair value.

    The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of May 31, 2020 (in thousands):

	Balance as of
	May 31, 2020	Level 1	Level 2	Level 3
Money market funds	$80	$80	$--	$--
Assets	$80	$80	$--	$--

    The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of May 31, 2019 (in thousands):

	Balance as of
	May 31, 2019	Level 1	Level 2	Level 3
Money market funds	$3,017	$3,017	$--	$--
Assets	$3,017	$3,017	$--	$--

    Included in Money market funds as of May 31, 2020 and 2019 is $80,000 restricted cash representing a security deposit for the Company’s United States manufacturing and office space lease.

    There were no financial liabilities measured at fair value as of May 31, 2020 and 2019.

    There were no transfers between Level 1 and Level 2 fair value measurements during the fiscal years ended May 31, 2020 and 2019.

    The carrying amounts of financial instruments including cash, cash equivalents, receivables, accounts payable and certain other accrued liabilities, approximate fair value due to their short maturities. Based on the borrowing rates currently available to the Company for loans with similar terms, the carrying value of the debt approximates the fair value.

5. ACCOUNTS RECEIVABLE:

     Accounts receivable comprise (in thousands):
	May 31,
	2020	2019
Accounts receivable	$3,717	$4,859
Less: Allowance for doubtful accounts	--	--
	$3,717	$4,859

		Additions
	Balance at	charged to		Balance
	beginning	costs and		at end
	of year	expenses	Deductions*	of year
Allowance for doubtful accounts receivable:
May 31, 2020	$0	$--	$(0)	$--

May 31, 2019	$4	$--	$(4)	$--

    * Deductions include write-offs of uncollectible accounts, collections of amounts previously reserved, and releases of allowance for doubtful accounts credited to expense.

6. BALANCE SHEET DETAIL:

    INVENTORIES:

	May 31,
(In Thousands)	2020	2019
Raw materials and sub-assemblies	$5,055	$5,471
Work in process	2,917	3,580
Finished goods	17	10
	$7,989	$9,061

    During the year ended May 31, 2020 and 2019, the Company wrote down $1,669,000 and $1,168,000 of inventory, respectively.

  PROPERTY AND EQUIPMENT, NET:

	May 31,
(In Thousands)	2020	2019
Leasehold improvements	$1,201	$1,154
Furniture and fixtures	612	983
Machinery and equipment	3,038	3,097
Test equipment	2,516	2,604
	7,367	7,838
Less: Accumulated depreciation and amortization	(6,704)	(6,793)
	$663	$1,045

    Depreciation expense was $384,000, $431,000 and $417,000 for fiscal 2020, 2019, and 2018, respectively.

     ACCRUED EXPENSES:

	May 31,
(In Thousands)	2020	2019
Payroll related	$791	$990
Warranty	246	154
Professional services	173	162
Commissions and bonuses	139	168
Taxes payable	30	29
Investor relations	19	19
Restructuring	8	408
Material purchases	--	65
Other	33	39
	$1,439	$2,034

    CUSTOMER DEPOSITS AND DEFERRED REVENUE, SHORT-TERM:

	May 31,
(In Thousands)	2020	2019
Customer deposits	$--	$1,003
Deferred revenue	170	542
	$170	$1,545

7. INCOME TAXES:

    Domestic and foreign components of (loss) income before income tax (expense) benefit are as follows (in thousands):

	Year Ended May 31,
	2020	2019	2018
Domestic	$(2,751)	$(5,273)	$433
Foreign	(15)	65	22
	$(2,766)	$(5,208)	$455

    The income tax (expense) benefit consists of the following (in thousands):

	Year Ended May 31,
	2020	2019	2018
Federal income taxes:
Current	$--	$--	$99
Deferred	--	--	--
State income taxes:
Current	(30)	(6)	(22)
Deferred	--	--	--
Foreign income taxes:
Current	(6)	(21)	(4)
Deferred	--	--	--
	$(36)	$(27)	$73

    The Company’s effective tax rate differs from the U.S. federal statutory tax rate, as follows:

	Year Ended May 31,
	2020	2019	2018
U.S. federal statutory tax rate	21.0%	21.0%	28.6%
State taxes, net of federal tax effect	1.4	(1.0)	(16.7)
Foreign rate differential.	(21.5)	(0.7)	39.4
Stock-based compensation	(4.0)	(2.8)	39.9
Research and development credit	--	1.5	5.9
Change in valuation allowance	4.3	(15.6)	(1,349.2)
Federal rate change impact	--	--	1,419.7
Federal AMT refund	--	--	(20.0)
ASU 2016-09 adoption	--	--	(169.1)
Other	(2.5)	(2.9)	5.4
Effective tax rate	(1.3)%	(0.5)%	(16.1)%

    The components of the net deferred tax assets and liabilities are as follows (in thousands):

	Year Ended May 31,
	2020	2019

Deferred tax assets:
Net operating losses	$13,634	$13,475
Lease Liability	483	--
Credit carryforwards	5,089	4,995
Inventory reserves	1,005	790
Reserves and accruals	739	1,379
Other	319	298
	21,269	20,937

Deferred tax liabilities:
Operating lease right-of-use assets	(449)	--
Less: Valuation allowance	(20,820)	(20,937)
Net deferred tax assets (liabilities)	$--	$--

    The valuation allowance decreased by $118,000 during fiscal 2020, increased by $813,000 during fiscal 2019, and decreased by $6,139,000 during fiscal 2018. As of May 31, 2020 and 2019, the Company concluded that it is more likely than not that the deferred tax assets will not be realized and therefore provided a full valuation allowance against the deferred tax assets. The Company will continue to evaluate the need for a valuation allowance against its deferred tax assets on a quarterly basis.

    At May 31, 2020, the Company had federal and state net operating loss carryforwards of $54,601,000 and $29,386,000, respectively. The federal and state net operating loss carryforwards will begin to expire in 2024. Federal net operating losses of $3.7 million will carryforward indefinitely. At May 31, 2020, the Company also had federal and state research and development tax credit carryforwards of $2,026,000 and $5,825,000, respectively. The federal credit carryforward will begin to expire in 2022, and the California credit will carryforward indefinitely. These carryforwards may be subject to certain limitations on annual utilization in case of a change in ownership, as defined by tax law. The Company also has alternative minimum tax credit carryforwards of $34,000 for state purposes. The credits may be used to offset regular tax and do not expire.

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

    Foreign net operating loss carryforwards of $378,000 are available to reduce future foreign taxable income. The foreign net operating losses will expire starting fiscal year 2021.

    The Company maintains liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available. The aggregate changes in the balance of gross unrecognized tax benefits are as follows (in thousands):

Beginning balance as of May 31, 2017	$789

Increases related to prior year tax positions	889
Increases related to current year tax positions	107

Balance at May 31, 2018	$1,785

Decreases related to prior year tax positions	(41)
Increases related to current year tax positions	65

Balance at May 31, 2019	$1,809

Decreases related to prior year tax positions	(11)
Increases related to current year tax positions	54

Balance at May 31, 2020	$1,852

    The ending balance of $1,852,000 of unrecognized tax benefits as of May 31, 2020, if recognized, would not impact the effective tax rate.

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

    As part of the transition to the new territorial tax system, the Tax Act imposes a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries. The company is not subject to the transition tax. The one-time transition tax is based on post-1986 earnings and profits that were previously deferred from U.S. income tax. During fiscal 2020 the Company finalized its calculation of the transition tax and due to carryover losses and the valuation allowance the Company determined there was no impact to the financial statements as a result of the completion of the analysis. The Company also finalized its adjustment to the deferred tax assets and offset to the valuation allowance for the reduction in the U.S. corporate tax rate to 21% with no financial statement impact.

    The tax reform repealed the corporate alternative minimum tax, or AMT, effective December 31, 2017. The minimum tax credit is refundable for any tax year beginning after December 31, 2017 and before December 31, 2020 in an amount equal to 50% of the excess of the minimum tax credit over the allowable credit for the year against the regular tax liability. Any unused minimum tax credit carryforward is refundable in the following year. The company recorded a $91,000 benefit for its federal refundable AMT credit in Q3 fiscal 2018. 50% of the refundable credit was claimed through the fiscal year 2019 federal income tax return and received by the end of fiscal year 2020. The remaining 50% of the refundable credit will be claimed through the fiscal year 2020 federal income tax return.

    On December 18, 2019, the FASB issued Accounting Standards Update ASU 2019-12 on Simplifying the Accounting for Income Taxes. The board decided to remove the exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or gain from other items (for example discontinued operations or other comprehensive income). There are also provisions related to state taxes and calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The Company has not yet adopted ASU 2019-12 and believes upon adoption there would be no material impact.

    On March 27, 2020, the CARES Act was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company is currently analyzing the impact of these changes and therefore an estimate of the impact to income taxes is not yet available.

    Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, California, Germany and Japan. Tax years 1996 – 2019 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers, research and development tax credits, or other tax attributes from those years.

8. LEASES

    The Company leases most of its manufacturing and office space under operating leases. The Company entered into non-cancelable operating lease agreements for its United States manufacturing and office facilities and maintains equipment under non-cancelable operating leases in Germany. The Company’s principal administrative and production facilities are located in Fremont, California, in a 51,289 square foot building. The Company’s lease was renewed in February 2018 and expires in July 2023. The Company maintained a facility in Japan located in a 418 square foot office in Tokyo under a lease which expired in June 2020. The Company also maintained a 1,585 square foot warehouse in Yamanashi under a lease which expired in June 2020. The Company substantially closed its subsidiary Aehr Test Systems Japan K.K. in March 2020, completing the liquidation of the legal entity in July 2020, see Note 16, “Restructuring,” of the Notes to Consolidated Financial Statements. The Company leases a 492 square foot sales and support office in Utting, Germany. The lease, which began February 1, 1992 and expires on January 31, 2022, contains an automatic twelve months renewal, at rates to be determined, if no notice is given prior to six months from expiry. Under the lease agreements, the Company is responsible for payments of utilities, taxes and insurance.

    The Company has only operating leases for real estate including corporate offices, warehouse space and certain equipment. A lease with an initial term of 12 months or less is generally not recorded on the condensed consolidated balance sheet, unless the arrangement includes an option to purchase the underlying asset, or renew the arrangement that the Company is reasonably certain to exercise (short-term leases). The Company recognizes lease expense on a straight-line basis over the lease term for short-term leases that the Company does not record on its balance sheet. The Company’s operating leases have remaining lease terms of 4 months to 3 years.

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

    The weighted-average remaining lease term for the Company’s operating leases was 3.2 years at May 31, 2020 and the weighted-average discount rate was 5.5%.

    The Company’s operating lease cost under FASB ASC Topic 842 was $734,000 for the year ended May 31, 2020. Rent expense under FASB ASC Topic 840 was $787,000 for the year ended May 31, 2019.

    The following table presents supplemental cash flow information related to the Company’s operating leases (in thousands):
Year Ended May 31, 2020
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows from operating leases	$737

    The following table presents the maturities of the Company’s operating lease liabilities as of May 31, 2020 (in thousands):

Fiscal year	Operating Leases
2021	$765
2022	779
2023	795
2024	134
2025	--
Thereafter	--
Total future minimum operating lease payments	$2,473
Less: imputed interest	210
Present value of operating lease liabilities	$2,263

9. BORROWING AND FINANCING ARRANGEMENTS:

    On January 16, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). Pursuant to the Loan Agreement, the Company may borrow up to (a) the lesser of (i) the revolving line of $4.0 million or (ii) the amount available under the borrowing base minus (b) the outstanding principal balance of any advances, under a revolving line of credit which is collateralized by all the Company's assets except intellectual property. The borrowing base is 80% of eligible accounts, as determined by SVB from the Company’s most recent borrowing base statement; provided, however, SVB has the right to decrease the foregoing percentage in its good faith business judgment to mitigate the impact of certain events or conditions, which may adversely affect the collateral or its value. Subject to an event of default, the principal amount outstanding under the revolving line of credit will accrue interest at a floating per annum rate equal to the greater of (a) the prime rate plus an additional percentage of up to 1%, which additional percentage depends on the Company’s adjusted quick ratio, and (b) 4.75%. Interest is payable monthly on the last calendar day of each month and the outstanding principal amount, the unpaid interest and all other obligations are due on the maturity date, which is 364 days from the effective date of January 13, 2020. At May 31, 2020, the Company had not drawn against the credit facility and was in compliance with all covenants related to obligations to meet reporting requirements. The balance available to borrow under the line at May 31, 2020 was $263,000. There are no financial covenants in the agreement.

10. LONG-TERM DEBT:

    On April 23, 2020, the Company obtained the PPP Loan in the aggregate amount of $1,678,789 from SVB. The PPP Loan was evidenced by a promissory note dated April 23, 2020 (the “Note”) that matures on April 23, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on November 23, 2020. The PPP Loan proceeds were used for payroll, health care benefits, rent and utilities.

    Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the Company. The Company intends to apply for forgiveness of the PPP Loan with respect to these covered expenses. No assurance can be given that the Company will obtain forgiveness of the amount due under the loan in whole or in part.

11. STOCKHOLDERS’ EQUITY, COMPREHENSIVE INCOME AND STOCK-BASED COMPENSATION:

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

    The following table summarizes the stock-based compensation expense for the fiscal years ended May 31, 2020, 2019 and 2018 (in thousands, except per share data):

	Year Ended May 31,
	2020	2019	2018
Stock-based compensation in the form of stock options, RSUs, and ESPP purchase rights, included in:

Cost of sales	$80	$104	$148
Selling, general and administrative	631	545	592
Research and development	199	256	256

Net effect on net (loss) income	$910	$905	$996

Effect on net (loss) income per share:
Basic	$0.04	$0.04	$0.05
Diluted	$0.04	$0.04	$0.04

    As of May 31, 2020, 2019 and 2018, there were no stock-based compensation expenses capitalized as part of inventory.

   During fiscal 2020, 2019 and fiscal 2018, the Company recorded stock-based compensation related to stock options and restricted stock units of $751,000, $650,000 and $706,000, respectively.

    As of May 31, 2020, the total compensation expense related to unvested stock-based awards under the Company’s 2016 Equity Incentive Plan, but not yet recognized, was $1,131,000 which is net of estimated forfeitures of $3,000. This expense will be amortized on a straight-line basis over a weighted average period of approximately 2.6 years.

    During fiscal 2020, 2019 and fiscal 2018, the Company recorded stock-based compensation related to its ESPP of $159,000, $255,000 and $290,000, respectively. The increase in fiscal 2018 is primarily due to employees increasing their ESPP elections during the fiscal year.

    As of May 31, 2020, the total compensation expense related to purchase rights under the ESPP but not yet recognized was $59,000. This expense will be amortized on a straight-line basis over a weighted average period of approximately 0.8 years.

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

    Fair Value. The fair values of the Company’s stock options granted to employees in fiscal 2020, 2019 and 2018 were estimated using the following weighted average assumptions in the Black-Scholes option valuation method:

	Year Ended May 31,
	2020	2019	2018

Expected term (in years)	5	5	4
Volatility	0.72	0.72	0.77
Risk-free interest rates	1.56%	2.83%	1.95%
Weighted-average grant date fair value	$0.95	$1.33	$2.07

    The fair value of our ESPP purchase rights for the fiscal 2020, 2019 and 2018 was estimated using the following weighted-average assumptions:

	Year End May 31,
	2020	2019	2018

Expected term (in years)	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0
Volatility	0.62 – 0.77	0.48 – 0.78	0.56 – 0.81
Risk-free interest rates	0.14%–1.81%	2.33%–2.82%	1.92%–2.25%
Weighted-average grant date fair value	$0.79	$1.14	$1.01

EQUITY INCENTIVE PLAN:

    In October 2006, the Company’s 2006 Equity Incentive Plan was approved by the shareholders, which provides for granting of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, performance shares and other stock or cash awards as the Company’s Board of Directors may determine.

    In October 2016, the Company’s 2016 Equity Incentive Plan was approved by the Company’s shareholders. The 2016 Equity Incentive Plan replaced our 2006 Equity Incentive Plan, which was scheduled to expire in October 2016, and will continue in effect until 2026. A total of 3,435,000 shares of common stock have been reserved for issuance under the Company’s 2016 Equity Incentive Plan, which includes 1,835,000 shares that remained available for issuance under the 2006 Equity Incentive Plan. See the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 22, 2019 for further information regarding the 2016 Equity Incentive Plan.

    As of May 31, 2020, out of the 4,813,000 shares authorized for grant under the 2016 Equity Incentive Plan, 3,163,000 stock options and RSUs were outstanding. As of May 31, 2019, out of the 4,277,000 shares authorized for grant under the 2016 Equity Incentive Plan, 3,129,000 stock options and RSUs were outstanding.

    The following tables summarize the Company’s stock option and RSU transactions during fiscal 2020, 2019 and 2018 (in thousands):

Available
Shares
Balance, May 31, 2017	2,169

Options granted	(338)
RSUs granted	(64)
RSUs cancelled	33
Options terminated	16
Options expired	(4)

Balance, May 31, 2018	1,812

Options granted	(804)
RSUs cancelled	8
Options terminated	195
Options expired	(64)

Balance, May 31, 2019	1,147

Additional shares reserved	1,196
Options granted	(738)
RSUs granted	(25)
Shares withheld for taxes and not issued	6
Options terminated	457
Options expired	(393)

Balance, May 31, 2020	1,650

     The following table summarized the stock option transactions during fiscal 2020, 2019 and 2018 (in thousands, except per share data):

	Outstanding Options
		Weighted
	Number	Average	Aggregate
	of	Exercise	Intrinsic
	Shares	Price	Value
Balances, May 31, 2017	3,074	$1.73	$8,763

Options granted	338	$3.56
Options terminated	(16)	$2.72
Options exercised	(537)	$1.17

Balances, May 31, 2018	2,859	$2.04	$1,987

Options granted	804	$2.19
Options terminated	(195)	$2.32
Options exercised	(361)	$0.85

Balances, May 31, 2019	3,107	$2.20	$283

Options granted	738	$1.61
Options terminated	(457)	$1.98
Options exercised	(235)	$1.22

Balances, May 31, 2020	3,153	$2.17	$102

Options fully vested and expected to vest at May 31, 2020	3,115	$2.17	$101

    The options outstanding and exercisable at May 31, 2020 were in the following exercise price ranges (in thousands, except per share data):

	Options Outstanding			Options Exercisable
	at May 31, 2020			at May 31, 2020
Range of Exercise Prices	Number Outstanding Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.22-$1.28	248	2.10	$1.26	176	0.19	$1.28
$1.64-$1.77	945	5.35	$1.66	487	4.66	$1.68
$2.03-$2.46	1,223	3.70	$2.21	858	3.03	$2.19
$2.63-$2.81	511	1.29	$2.70	510	1.28	$2.70
$3.46-$3.93	226	4.16	$3.84	172	4.18	$3.82

$1.22-$3.93	3,153	3.71	$2.17	2,203	2.85	$2.25	$67

    The total intrinsic values of options exercised were $160,000, $338,000 and $1,058,000 during fiscal 2020, 2019 and 2018, respectively. The weighted average contractual life of the options exercisable and expected to be exercisable at May 31, 2020 was 3.69 years.

    Options to purchase 2,203,000, 2,314,000 and 2,312,000 shares were exercisable at May 31, 2020, 2019 and 2018, respectively. These exercisable options had weighted average exercise prices of $2.25, $2.14 and $1.89 as of May 31, 2020, 2019 and 2018, respectively.

    During the fiscal year ended May 31, 2020, RSUs for 10,000 shares, net of 6,000 shares withheld to settle payroll taxes, were granted and fully vested to employees.  The market value on the date of the grant of these RSUs was $1.64 per share.  During the fiscal year ended May 31, 2020, 13,000 RSUs became fully vested and there was no cancellation. 10,000 RSUs were outstanding and unvested at May 31, 2020. The intrinsic value of the outstanding and unvested RSUs at May 31, 2020 was $16,000. During the fiscal year ended May 31, 2019, there were no RSUs granted to employees.  During the fiscal year ended May 31, 2019, 16,000 RSUs became fully vested and 8,000 RSUs were cancelled. 23,000 RSUs were outstanding and unvested at May 31, 2019.  The intrinsic value of the outstanding and unvested RSUs at May 31, 2019 was $40,000.  During the fiscal year ended May 31, 2018, RSUs for 64,000 shares were granted to employees.  The market value on the date of the grant of these RSUs was $3.93 per share.  During the fiscal year ended May 31, 2018, 16,000 RSUs became fully vested and 33,000 RSUs were cancelled.  47,000 RSUs were outstanding and unvested at May 31, 2018.  The intrinsic value of the outstanding and unvested RSUs at May 31, 2018 was $122,000.

    During the fiscal year ended May 31, 2020, RSUs for 9,000 shares were granted and fully vested to members of the Company’s Board of Directors. The weighted average market value on the date of the grant of these RSUs was $1.64 per share. There were no RSUs granted to members of the Board of Directors during fiscal 2019 and 2018.

EMPLOYEE STOCK PURCHASE PLAN:

    In October 2006, the Company’s shareholders approved the 2006 Employee Stock Purchase Plan. In October 2016, the Company’s shareholders approved the Company’s Amended and Restated 2006 Employee Stock Purchase Plan (the “Purchase Plan”), which amended and restated the 2006 Employee Stock Purchase Plan. The Purchase Plan extended the term of the 2006 Employee Stock Purchase Plan indefinitely. See the Company’s Registration Statements on Form S-8 filed with the Securities and Exchange Commission on November 14, 2016 and November 21, 2018 for further information regarding the Purchase Plan. The Purchase Plan has consecutive, overlapping, twenty-four month offering periods. Each twenty-four-month offering period includes four six-month purchase periods. The offering periods generally begin on the first trading day on or after April 1 and October 1 each year. All employees who work a minimum of 20 hours per week and are customarily employed by the Company (or an affiliate thereof) for at least five months per calendar year are eligible to participate. Under the Purchase Plan, shares are purchased through employee payroll deductions at exercise prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of an offering period or the last day of the purchase period. If a participant’s rights to purchase stock under all employee stock purchase plans of the Company accrue at a rate which exceeds $25,000 worth of stock for a calendar year, such participant may not be granted an option to purchase stock under the Purchase Plan. The maximum number of shares a participant may purchase during a single purchase period is 3,000 shares. In October 2018, the Company’s shareholders approved an amendment to the Purchase Plan to increase the number of shares authorized for issuance thereunder by an additional 350,000 shares of the Company’s common stock. After such amendment, a total of 1,850,000 shares of the Company’s common stock have been authorized for issuance under the Purchase Plan. During the fiscal years ended May 31, 2020, 2019 and 2018, ESPP purchase rights of 55,000, 379,000, and 359,000 shares, respectively, were granted. For the fiscal years ended May 31, 2020, 2019 and 2018, approximately

136,000, 125,000 and 237,000 shares of common stock, respectively, were issued under the Purchase Plan. As of May 31, 2020, a total of 1,617,000 shares have been issued under the Purchase Plan, and 233,000 ESPP shares remain available for issuance.

12. EMPLOYEE BENEFIT PLANS:

EMPLOYEE STOCK OWNERSHIP PLAN:

    The Company has a non-contributory, trusteed employee stock ownership plan for full-time employees who have completed three consecutive months of service and for part-time employees who have completed one year of service and have attained an age of 21. The Company can contribute either shares of the Company’s stock or cash to the plan. The contribution is determined annually by the Company and cannot exceed 15% of the annual aggregate salaries of those employees eligible for participation in the plan. On May 31, 2007, the Company converted the Aehr Test Systems Employee Stock Bonus Plan into the Aehr Test Systems Employee Stock Ownership Plan (the “Plan”). The stock bonus plan was converted to an employee stock ownership plan (“ESOP”) to enable the Plan to better comply with changes in the law regarding Company stock. Individuals’ account balances vest at a rate of 20% per year commencing upon completion of two years of service. Non-vested balances, which are forfeited following termination of employment, are allocated to the remaining employees in the Plan. Under the Plan provisions, each employee who reaches age fifty-five (55) and has been a participant in the Plan for ten years will be offered an election each year to direct the transfer of up to 25% of his/her ESOP account to the employee self-directed account in the Savings and Retirement Plan. For anyone who met the above prerequisites, the first election to diversify holdings was offered after May 31, 2008. In the sixth year, employees will be able to diversify up to 50% of their ESOP accounts. Contributions of $60,000 per year were authorized for the plan during fiscal 2020, 2019 and 2018. The contribution amounts are recorded as compensation expense, in the period authorized and included in accrued expenses, in the period authorized. Contributions of 34,000 shares were made to the ESOP during fiscal 2020 for fiscal 2019. Contributions of 23,000 shares were made to the ESOP during fiscal 2019 for fiscal 2018. Contributions of 13,000 shares were made to the ESOP during fiscal 2018 for fiscal 2017. The contribution for fiscal 2020 will be made in fiscal 2021. Shares held in the ESOP are included in the EPS calculation.

401(K) PLAN:

    The Company maintains a defined contribution savings plan (the “401(k) Plan”) to provide retirement income to all qualified employees of the Company. The 401(k) Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan is funded by voluntary pre-tax contributions from employees. Contributions are invested, as directed by the participant, in investment funds available under the 401(k) Plan. The Company is not required to make, and did not make, any contributions to the 401(k) Plan during fiscal 2020, 2019 and 2018.

13. OTHER (EXPENSE) INCOME, NET:

    Other (expense) income, net comprises the following (in thousands):

	Year Ended May 31,
	2020	2019	2018
Foreign exchange (loss) gain	$(12)	$43	$(63)
Other income, net	1	1	2
	$(11)	$44	$(61)

14. PRODUCT WARRANTIES:

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

    Following is a summary of changes in the Company’s liability for product warranties during the fiscal years ended May 31, 2020 and 2019 (in thousands):

	May 31,
	2020	2019

Balance at the beginning of the year	$154	$135
Accruals for warranties issued during the year	299	214
Consumption of reserves	(207)	(195)

Balance at the end of the year	$246	$154

    The accrued warranty balance is included in accrued expenses on the consolidated balance sheets.

15. SEGMENT INFORMATION:

    The Company has only one reportable segment. The information for revenue category by type, product line, geography and timing of revenue recognition, is summarized in Note “2. REVENUE.”

    Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in thousands):

	May 31,
	2020	2019
United States	$662	$1,005
Asia	1	40
Europe	--	--
	$663	$1,045

    There were no revenues through distributors for the fiscal years ended May 31, 2020 and 2019.

    The Company’s Japanese and German subsidiaries primarily comprise the foreign operations. Substantially all of the sales of the subsidiaries are made to unaffiliated Japanese or European customers. Net sales from outside the United States include those of Aehr Test Systems Japan K.K. and Aehr Test Systems GmbH.

16. RESTRUCTURING:

    During the fiscal year ended May 31, 2020, the Company approved the dissolution of Aehr Test Systems Japan K.K (“ATS-Japan”), a majority owned subsidiary. In connection with the dissolution plan, the Company recognized approximately $220,000 in the fourth quarter of fiscal 2020 related to severance payments for individuals impacted in this reduction, legal fees associated with the dissolution process, and write-off of assets. The ATS-J subsidiary was dissolved in March 2020. The liquidation process occurred from March 2020 through the final liquidation in July 2020, allowing creditors time to submit claims and time for ATS-J to wind down and disposition any assets. The Company expects the dissolution of ATS-Japan will result in a cost saving of approximately $90,000 each quarter beginning in fiscal 2021.

    During the fiscal year ended May 31, 2019, the Company implemented a restructuring plan in order to streamline its operations and better align its structure with its objectives going forward. In connection with the restructuring plan, the Company recognized $725,000 of restructuring charges related to employee termination expenses during the fiscal year ended May 31, 2019. The Company paid $317,000 of the restructuring charge during fiscal year ended May 31, 2019. At May 31, 2019, the balance of $408,000 of the restructuring charge was included in accrued expenses on the accompanying condensed consolidated balance sheets and is expected to be paid in fiscal year 2020. The Company does not expect to incur any further expenses in connection with this restructuring plan. There were no restructuring charges incurred for the fiscal years ended May 31, 2018.

17. RELATED PARTY TRANSACTIONS:

    Mario M. Rosati, one of the Company’s directors, was also a member of Wilson Sonsini Goodrich & Rosati, Professional Corporation, which has served as the Company’s outside corporate counsel and has received compensation at normal commercial rates for these services. Mario M. Rosati retired from Wilson Sonsini Goodrich & Rosati on January 31, 2020. The amounts of transactions during fiscal years ended May 31, 2020, 2019 and 2018 were $78,000, $90,000, and $64,000, respectively. At May 31, 2020 the Company had a prepayment to Wilson Sonsini Goodrich & Rosati of $14,000 and at May 31, 2019 had a payable to Wilson Sonsini Goodrich & Rosati of $13,000.

18. COMMITMENTS AND CONTINGENCIES:

COMMITMENTS

    At both May 31, 2020 and 2019, the Company had restricted cash of $80,000 held by a financial institution, representing a security deposit for its United States manufacturing and office space lease. This amount is included in other assets on the consolidated balance sheets.

PURCHASE OBLIGATIONS

    The Company has purchase obligations to certain suppliers. In some cases the products the Company purchases are unique and have provisions against cancellation of the order. At May 31, 2020, the Company had $2,196,000 of purchase obligations which are due within the following 12 months. This amount does not include contractual obligations recorded on the consolidated balance sheets as liabilities.

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

19. SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED):

    The following tables (presented in thousands, except per share data) sets forth selected unaudited condensed consolidated statements of operations data for each of the four quarters of the fiscal years ended May 31, 2020 and 2019. The unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in the Company’s opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair statement of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period and should be read in conjunction with the audited consolidated financial statements of the Company’s and the notes thereto included elsewhere herein.

	Three Months Ended
	Aug. 31,	Nov. 30,	Feb. 29,	May 31,
	2019	2019	2020	2020
Net sales	$5,533	$6,874	$6,111	$3,773
Gross profit (loss)	$2,271	$3,202	$2,991	$(93)
Net (loss) income	$(413)	$251	$245	$(2,885)
Net (loss) income per share basic and diluted	$(0.02)	$0.01	$0.01	$(0.13)

	Three Months Ended
	Aug. 31,	Nov. 30,	Feb. 28,	May 31,
	2018	2018	2019	2019
Net sales	$4,740	$5,911	$3,163	$7,242
Gross profit	$1,553	$2,398	$272	$3,379
Net (loss) income	$(1,515)	$(629)	$(3,201)	$110
Net (loss) income per share basic and diluted	$(0.07)	$(0.03)	$(0.14)	$0.00

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

            Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control – Integrated Framework” (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of May 31, 2020. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

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

Item 9B. Other Information

    None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

    The information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2020 Annual Meeting of Shareholders.

Item 11. Executive Compensation

    The information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2020 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    The information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2020 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

    The information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2020 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

    The information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2020 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Report:

      1. Financial Statements

  See Index under Item 8.

      2. Financial Statement Schedule

          See Index under Item 8.

      3. Exhibits

          See Item 15(b) below.

(b) Exhibits

    The following exhibits are filed as part of or incorporated by reference into this Report:

Exhibit Number	Description
3.1(1)	Restated Articles of Incorporation of Registrant.
3.2(2)	Amended and Restated Bylaws of Registrant.
4.1(3)	Form of Common Stock certificate.
4.2(4)	Registration Rights Agreement by and among the Company and the Investors (as defined therein), dated as of September 22, 2016.
4.3	Description of Securities (filed herewith)
10.1(5)	2006 Equity Incentive Plan.*
10.2(6)	Amended and Restated 2006 Employee Stock Purchase Plan.*
10.3(7)	2016 Equity Incentive Plan.*
10.4(8)	Form of Indemnification Agreement entered into between Registrant and its directors and executive officers.*
10.5(9)	Form of Change of Control Agreement.*
10.6(10)	Lease dated August 3, 1999 for facilities located at Building C, 400 Kato Terrace, Fremont, California.
10.7(11)	First Amendment dated May 06, 2008 for facilities located at 400 Kato Terrace, Fremont, California.
10.8(12)	Second Amendment dated November 7, 2014 for facilities located at 400 Kato Terrace, Fremont, California.
10.9(13)	Third Amendment dated February 27, 2018 for facilities located at 400 Kato Terrace, Fremont, California.
10.10(14)	Offer Letter dated January 3, 2012, between the Company and Gayn Erickson.*
10.11(15)	Offer Letter dated March 5, 2013, between the Company and Rhea Posedel.*
10.12(16)	Change of Control Severance Agreement dated January 3, 2012, between the Company and Gayn Erickson.*
10.13(17)	Amended and Restated Change of Control Severance Agreement dated March 5, 2013, between the Company and Rhea J. Posedel.*
10.15(18)	Form of 2006 Equity Incentive Plan Stock Option Award Agreement.*
10.16(19)	Form of 2006 Equity Incentive Plan Restricted Stock Unit Award.*
10.17(20)	Form of 2016 Equity Incentive Plan Stock Option Award Agreement.*
10.18(21)	Form of 2016 Equity Incentive Plan Restricted Stock Unit Award.*
10.19(22)	Purchase Agreement by and among the Company and the Investors (as defined therein), dated as of September 22, 2016.
10.20(23)	Loan and Security Agreement, dated as of January 13, 2020 and effective on January 16, 2020, by and between Silicon Valley Bank and Aehr Test Systems.
10.21(24)	Promissory note, dated April 23, 2020 with Silicon Valley Bank as Lender and Aehr Test Systems as Borrower.
21.1	Subsidiaries of the Company (filed herewith).
23.1	Consent of BPM LLP - Independent Registered Public Accounting Firm (filed herewith).
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31.1	Certification Statement of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification Statement of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

------------------------
(1) Incorporated by reference to the same-numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 filed June 11, 1997 (File No. 333-28987).
(2) Incorporated by reference to the same-numbered exhibit previously filed with the Company’s Current Report on Form 8-K filed September 11, 2019 (File No. 000-22893).
(3) Incorporated by reference to the same-numbered exhibit previously filed with Amendment No.1 to the Company’s Registration Statement on Form S-1 filed July 17, 1997 (File No. 333-28987).

(4) Incorporated by reference to Exhibit 10.2 previously filed with the Company’s Current Report on Form 8-K filed September 28, 2016 (File No. 000-22893).
(5) Incorporated by reference to Exhibit 4.1 previously filed with the Company’s Registration Statement on Form S-8 filed October 27, 2006 (File No. 333-138249).
(6) Incorporated by reference to Exhibit 4.2 previously filed with the Company’s Registration Statement on Form S-8 filed November 14, 2016 (File No. 333-214589).
(7) Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed September 26, 2019 (File No. 333-214589).
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
(13) Incorporated by reference to Exhibit 10.1 previously filed with the Company’s Current Report on Form 8-K filed March 2, 2018 (File No. 000-22893).
(14) Incorporated by reference to Exhibit No. 10.1 previously filed with the Company's Current Report on Form 8-K filed January 9, 2012 (File No. 000-22893).
(15) Incorporated by reference to Exhibit No. 10.1 previously filed with the Company's Current Report on Form 8-K filed March 8, 2013 (File No. 000-22893).
(16) Incorporated by reference to Exhibit No. 10.3 previously filed with the Company's Current Report on Form 8-K filed January 9, 2012 (File No. 000-22893).
(17) Incorporated by reference to Exhibit No. 10.2 previously filed with the Company's Current Report on Form 8-K filed March 8, 2013 (File No. 000-22893).
(18) Incorporated by reference to Exhibit 10.17 previously filed with the Company’s Annual Report on Form 10-K filed August 29, 2016 (File No. 000-22893).
(19) Incorporated by reference to Exhibit 10.18 previously filed with the Company’s Annual Report on Form 10-K filed August 29, 2016 (File No. 000-22893).
(20) Incorporated by reference to Exhibit 10.19 previously filed with the Company’s Annual Report on Form 10-K filed August 29, 2017 (File No. 000-22893).
(21) Incorporated by reference to Exhibit 10.20 previously filed with the Company’s Annual Report on Form 10-K filed August 29, 2017 (File No. 000-22893).
(22) Incorporated by reference to Exhibit 10.1 previously filed with the Company’s Current Report on Form 8-K filed September 28, 2016 (File No. 000-22893).
(23) Incorporated by references to Exhibit 10.1 previously filed with the Company’s Current Report on Form 8-K filed January 1, 2020 (File No. 000-22893).
(24) Incorporated by reference to Exhibit 10.1 previously filed with the Company’s Current Report on Form 8-K filed April 28, 2020 (File No. 000-22893).

* Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

AEHR TEST SYSTEMS

Dated: August 28, 2020	By:	/s/ GAYN ERICKSON
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

Signature	Title	Date

President, Chief Executive Officer, and Director
/s/ GAYN ERICKSON	(Principal Executive Officer)	August 28, 2020
Gayn Erickson
Vice President of Finance and Chief Financial Officer
/s/ KENNETH B. SPINK	(Principal Financial and Accounting Officer)	August 28, 2020
Kenneth B. Spink

/s/ LAURA OLIPHANT	Director	August 28, 2020
Laura Oliphant

/s/ RHEA J. POSEDEL	Chairman	August 28, 2020
Rhea J. Posedel

/s/ MARIO M. ROSATI	Director	August 28, 2020
Mario M. Rosati

/s/ JOHN M. SCHNEIDER	Director	August 28, 2020
John M. Schneider

/s/ HOWARD T. SLAYEN	Director	August 28, 2020
Howard T. Slayen