Form 10-Q
period 2020-08-31
AEHR TEST SYSTEMS
filed 2020-10-14
CIK 1040470

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Trading
Title of each class	Symbol(s)	Name of each exchange on which registered
Common Stock Par value $0.01 per share	AEHR	The NASDAQ Capital Market

     Number of shares of the registrant’s common stock, $0.01 par value, outstanding as of September 30, 2020 was 23,310,312.

AEHR TEST SYSTEMS

FORM 10-Q

FOR THE QUARTER ENDED AUGUST 31, 2020

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	August 31,	May 31,
	2020	2020
		(1)
ASSETS
Current assets:
Cash and cash equivalents	$6,313	$5,433
Accounts receivable, net	1,116	3,717
Inventories	8,102	7,989
Prepaid expenses and other current assets	439	512

Total current assets	15,970	17,651

Property and equipment, net	622	663
Operating lease right-of-use assets	1,952	2,107
Other assets	147	153

Total assets	$18,691	$20,574

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$809	$945
Accrued expenses	1,373	1,439
Operating lease liabilities, short-term	671	658
Customer deposits and deferred revenue, short-term	387	170
Current portion of long-term debt	933	653

Total current liabilities	4,173	3,865

Operating lease liabilities, long-term	1,432	1,605
Long-term debt, net of current portion	746	1,026
Deferred revenue, long-term	19	22

Total liabilities	6,370	6,518

Aehr Test Systems shareholders' equity:
Common stock, $0.01 par value: Authorized: 75,000; Issued and outstanding: 23,291 shares and 23,107 shares at August 31, 2020 and May 31, 2020, respectively	233	231
Additional paid-in capital	86,356	85,898
Accumulated other comprehensive (loss) income	(67)	2,234
Accumulated deficit	(74,201)	(74,286)

Total Aehr Test Systems shareholders' equity	12,321	14,077
Noncontrolling interest	-	(21)

Total shareholders' equity	12,321	14,056

Total liabilities and shareholders' equity	$18,691	$20,574

(1) The condensed consolidated balance sheet at May 31, 2020 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these
condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	August 31,
	2020	2019

Net sales	$2,012	$5,533
Cost of sales	1,785	3,262
Gross profit	227	2,271

Operating expenses:
Selling, general and administrative	1,514	1,808
Research and development	900	892
Total operating expenses	2,414	2,700

Loss from operations	(2,187)	(429)

Interest (expense) income, net	(13)	12
Net gain from dissolution of Aehr Test Systems Japan	2,186	--
Other (expense) income, net	(94)	10

Loss before income tax benefit (expense)	(108)	(407)

Income tax benefit (expense)	215	(6)

Net income (loss)	107	(413)
Less: Net income attributable to the noncontrolling interest	--	--

Net income (loss) attributable to Aehr Test Systems common shareholders	$107	$(413)

Net income (loss) per share:
Basic and Diluted	$0.00	$(0.02)

Shares used in per share calculations:
Basic	23,248	22,708
Diluted	23,455	22,708

The accompanying notes are an integral part of these
condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, unaudited)

	Three Months Ended
	August 31,
	2020	2019

Net income (loss)	$107	$(413)
Other comprehensive loss, net of tax:
Net change in cumulative translation adjustment	99	(15)
Reclassification of cumulative translation adjustment as a result of dissolution of Aehr Test Systems Japan	(2,401)	--

Total comprehensive loss	(2,195)	(428)
Less: Comprehensive income (loss) attributable to the noncontrolling interest	21	(1)

Comprehensive loss, attributable to Aehr Test Systems common shareholders	$(2,216)	$(427)

The accompanying notes are an integral part of these
condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Aehr Test Systems Shareholders’	Noncontrolling	Total Shareholders'
Three Months Ended August 31, 2020	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
Balances, May 31, 2020	23,107	$231	$85,898	$2,234	$(74,286)	$14,077	$(21)	$14,056

Issuance of common stock under employee plans	184	2	188	--	--	190	--	190
Stock-based compensation	--	--	270	--	--	270	--	270
Net income	--	--	--	--	107	107	--	107
Foreign currency translation adjustment	--	--	--	100	--	100	(1)	99
Reclassification of cumulative translation adjustment as a result of dissolution of Aehr Test Systems Japan	--	--	--	(2,401)	(22)	(2,423)	22	(2,401)
Balances, August 31, 2020	23,291	$233	$86,356	$(67)	$(74,201)	$12,321	--	$12,321

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Aehr Test Systems Shareholders’	Noncontrolling	Total Shareholders'
Three Months Ended August 31, 2019	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
Balances, May 31, 2019	22,669	$227	$84,499	$2,230	$(71,484)	$15,472	$(19)	$15,453

Issuance of common stock under employee plans	52	--	62	--	--	62	--	62
Stock-based compensation	--	--	199	--	--	199	--	199
Net loss	--	--	--	--	(413)	(413)	--	(413)
Foreign currency translation adjustment	--	--	--	(14)	--	(14)	(1)	(15)

Balances, August 31, 2019	22,721	$227	$84,760	$2,216	$(71,897)	$15,306	$(20)	$15,286

The accompanying notes are an integral part of these
condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	August 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$107	$(413)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities: Stock-based compensation expense	270	199
Depreciation and amortization	82	95
Net gain from dissolution of Aehr Test Systems Japan	(2,186)	--
Income tax benefit related to dissolution of Aehr Test Systems Japan	(215)	--
Changes in operating assets and liabilities:
Accounts receivable	2,642	1,584
Inventories	(112)	(156)
Prepaid expenses and other current assets	80	194
Accounts payable	(173)	(235)
Accrued expenses	(67)	(455)
Customer deposits and deferred revenue	214	(1,006)
Income taxes payable	1	3
Net cash provided by (used in) operating activities	643	(190)

Cash flows from investing activities:
Purchases of property and equipment	(47)	(50)
Net cash used in investing activities	(47)	(50)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee plans, net of taxes paid related to share settlement of equity awards	190	62
Net cash provided by financing activities	190	62

Effect of exchange rates on cash, cash equivalents and restricted cash	94	16

Net increase (decrease) in cash, cash equivalents and restricted cash	880	(162)

Cash, cash equivalents and restricted cash, beginning of period	5,513	5,508

Cash, cash equivalents and restricted cash, end of period	$6,393	$5,346

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

    In the opinion of management, the unaudited condensed consolidated financial statements for the interim periods presented have been prepared on a basis consistent with the May 31, 2020 audited consolidated financial statements and reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated financial position and results of operations as of and for such periods indicated. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2020. Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

    PRINCIPLES OF CONSOLIDATION. The condensed consolidated financial statements include the accounts of Aehr Test Systems and its subsidiaries (collectively, the "Company"). All significant intercompany balances have been eliminated in consolidation. For the Company's majority owned subsidiary, Aehr Test Systems Japan K.K., the noncontrolling interest of the portion the Company does not own was reflected on the Condensed Consolidated Balance Sheets in Sharholders' Equity and in the Condensed Consolidated Statements of Operations.

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

    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2020. There have been no significant changes in the Company’s significant accounting policies during the three months ended August 31, 2020.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Not Yet Adopted

    Financial Instruments
    In June 2016, the FASB issued an accounting standard update (“ASU”) that requires measurement and recognition of expected credit losses for financial assets held based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Due to a subsequent ASU in November 2019, the accounting standard will be effective for the Company beginning in the first quarter of fiscal 2024 on a modified retrospective basis, and early adoption in fiscal 2021 is permitted. The Company does not expect a material impact of this accounting standard on its consolidated financial statements.

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

    The Company’s revenues by product category are as follows (in thousands):

	Three Months Ended
	August 31,
	2020	2019
Type of good / service:
Systems	$801	$2,934
Contactors	627	1,650
Services	584	949
	$2,012	$5,533

Product lines:
Wafer-level	$1,559	$4,826
Test During Burn-In	453	707
	$2,012	$5,533

    The following presents information about the Company’s operations in different geographic areas. Net sales are based upon ship-to location (in thousands):

	Three Months Ended
	August 31,
	2020	2019
Geographic region:
United States	$1,041	$5,057
Asia	969	338
Europe	2	138
	$2,012	$5,533

    With the exception of the amount of service contracts and extended warranties, the Company’s product category revenues are recognized at a point in time when control transfers to the customers. The following presents revenue based on timing of recognition (in thousands):

	Three Months Ended
	August 31,
	2020	2019
Timing of revenue recognition:
Products and services transferred at a point in time	$1,570	$4,859
Services transferred over time	442	674
	$2,012	$5,533

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

    Contract liabilities include payments received in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities are reported on the Condensed Consolidated Balance Sheets at the end of each reporting period as a component of deferred revenue. Contract liabilities as of August 31, 2020 and May 31, 2020 were $406,000 and $192,000, respectively. During the three months ended August 31, 2020, the Company recognized $79,000 of revenues that were included in contract liabilities as of May 31, 2020.

Remaining performance obligations

    On August 31, 2020, the Company had $128,000 of remaining performance obligations, which were comprised of deferred service contracts and extended warranty contracts not yet delivered. The Company expects to recognize approximately 66% of its remaining performance obligations as revenue in fiscal 2021, and an additional 34% in fiscal 2022 and thereafter. The foregoing excludes the value of other remaining performance obligations as they have original durations of one year or less, and also excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

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

4. EARNINGS PER SHARE

    Basic earnings per share is determined using the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined using the weighted average number of common shares and potential common shares (representing the dilutive effect of stock options, restricted stock units (“RSUs”), and Amended and Restated 2006 Employee Stock Purchase Plan (“ESPP”) shares) outstanding during the period using the treasury stock method.

    The following table presents the computation of basic and diluted net income (loss) per share attributable to Aehr Test Systems common shareholders (in thousands, except per share data):

	Three Months Ended
	August 31,
	2020	2019

Numerator: Net income (loss)	$107	$(413)

Denominator for basic net income (loss) per share:
Weighted average shares outstanding	23,248	22,708

Shares used in basic net income (loss) per share calculation	23,248	22,708
Effect of dilutive securities	207	--

Denominator for diluted net income (loss) per share	23,455	22,708
Basic net income (loss) per share	$0.00	$(0.02)

Diluted net income (loss) per share	$0.00	$(0.02)

    For the purpose of computing diluted earnings per share, the weighted average number of potential common shares does not include stock options with an exercise price greater than the average fair value of the Company’s common stock for the period, as the effect would be anti-dilutive. Stock options to purchase 2,594,000 shares of common stock were outstanding as of August 31, 2020, but were not included in the computation of diluted net income per share, because the inclusion of such shares would be anti-dilutive. In the three months ended August 31, 2019, potential common shares were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for these periods are the same. Stock options to purchase 3,434,000 shares of common stock, RSUs for 20,000 shares and ESPP rights to purchase 297,000 ESPP shares were outstanding as of August 31, 2019, but were not included in the computation of diluted net loss per share because the inclusion of such shares would be anti-dilutive.

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

Level 3 - instrument valuations are obtained without observable market values and require a high level of judgment to determine the fair value.

    The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of August 31, 2020 (in thousands):

	Balance as of
	August 31, 2020	Level 1	Level 2	Level 3
Money market funds	$80	$80	$--	$--
Assets	$80	$80	$--	$--

    The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of May 31, 2020 (in thousands):

	Balance as of May 31, 2020	Level 1	Level 2	Level 3
Money market funds	$80	$80	$--	$--
Assets	$80	$80	$--	$--

    Included in money market funds as of August 31, 2020 and May 31, 2020 is $80,000 restricted cash representing a security deposit for the Company’s United States manufacturing and office space lease which is included in other assets in the consolidated balance sheet.

    There were no financial liabilities measured at fair value as of August 31, 2020 and May 31, 2020.

    There were no transfers between Level 1 and Level 2 fair value measurements during the three months ended August 31, 2020.

    The carrying amounts of financial instruments including cash, cash equivalents, receivables, accounts payable and certain other accrued liabilities, approximate fair value due to their short maturities.

6. ACCOUNTS RECEIVABLE, NET

Accounts receivable represent customer trade receivables. As of August 31, 2020 and May 31, 2020, there was no allowance for doubtful accounts. Accounts receivable are derived from the sale of products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies. The Company’s allowance for doubtful accounts is based upon historical experience and review of trade receivables by aging category to identify specific customers with known disputes or collection issues. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received.

7. INVENTORIES

    Inventories are comprised of the following (in thousands):

	August 31,	May 31,
	2020	2020
Raw materials and sub-assemblies	$5,571	$5,055
Work in process	2,529	2,917
Finished goods	2	17
	$8,102	$7,989

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

    The following is a summary of changes in the Company's liability for product warranties during the three months ended August 31, 2020 and 2019 (in thousands):

	Three Months Ended
	August 31,
	2020	2019

Balance at the beginning of the period	$246	$154

Accruals for warranties issued during the period	79	62
Adjustments to previously existing warranty accruals	76	-
Consumption of reserves	(71)	(24)

Balance at the end of the period	$330	$192

    The accrued warranty balance is included in accrued expenses on the accompanying condensed consolidated balance sheets.

9. CUSTOMER DEPOSITS AND DEFERRED REVENUE, SHORT-TERM

    Customer deposits and deferred revenue, short-term (in thousands):

	August 31,	May 31,
	2020	2020
Customer deposits	$278	$--
Deferred revenue	109	170
	$387	$170

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

    Since fiscal 2009, a full valuation allowance was established against all deferred tax assets, as management determined that it is more likely than not that certain deferred tax assets will not be realized.

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

    On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was passed into law. The CARES Act includes several significant business tax provisions including modification to the taxable income limitation for utilization of net operating losses (“NOLs”) incurred in 2018, 2019 and 2020 and the ability to carry back NOLs from those years for a period of up to five years, an increase to the limitation on deductibility of certain business interest expense, bonus depreciation for purchases of qualified improvement property and special deductions on certain corporate charitable contributions. The Company is currently analyzing the impact of these changes and therefore an estimate of the impact to income taxes is not yet available.

    On June 29, 2020, the Assembly Bill 85 (AB 85) was signed into law as part of the California 2020 Budget Act, which temporarily suspends the use of California net operating losses and imposes a cap on the amount of business incentive tax credits that companies can utilize against their net income for tax years 2020, 2021, and 2022. The Company analyzed the provisions of AB 85 and determined there was no impact on its provision for income taxes for the current period and will continue to evaluate the impact, if any, AB 85 may have on the Company’s condensed consolidated financial statements and disclosures.

11. LEASES

    The Company has only operating leases for real estate including corporate offices, warehouse space and certain equipment. A lease with an initial term of 12 months or less is generally not recorded on the condensed consolidated balance sheet, unless the arrangement includes an option to purchase the underlying asset, or renew the arrangement that the Company is reasonably certain to exercise (short-term leases). The Company recognizes lease expense on a straight-line basis over the lease term for short-term leases that the Company does not record on its balance sheet. The Company’s operating leases have remaining lease terms of 1 month to 3 years.

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

    The weighted-average remaining lease term for the Company’s operating leases was 2.9 years at August 31, 2020 and the weighted-average discount rate was 5.49%.

    The Company’s operating lease cost was $186,000 and $183,000 for the three months ended August 31, 2020 and 2019, respectively.

    The following table presents supplemental cash flow information related to the Company’s operating leases (in thousands):

	Three Months Ended August 31,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$190	$182

    The following table presents the maturities of the Company’s operating lease liabilities as of August 31, 2020 (in thousands):

Fiscal year	Operating Leases
2021 (excluding the first three months of 2021)	$575
2022	779
2023	795
2024	133
2025	--
Thereafter	--
Total future minimum operating lease payments	2,282
Less: imputed interest	179
Present value of operating lease liabilities	$2,103

12. BORROWING AND FINANCING ARRANGEMENTS:

    On January 16, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). Pursuant to the Loan Agreement, the Company may borrow up to (a) the lesser of (i) the revolving line of $4.0 million or (ii) the amount available under the borrowing base minus (b) the outstanding principal balance of any advances, under a revolving line of credit which is collateralized by all the Company’s assets except intellectual property. The borrowing base is 80% of eligible accounts, as determined by SVB from the Company’s most recent borrowing base statement; provided, however, SVB has the right to decrease the foregoing percentage in its good faith business judgment to mitigate the impact of certain events or conditions, which may adversely affect the collateral or its value. Subject to an event of default, the principal amount outstanding under the revolving line of credit will accrue interest at a floating per annum rate equal to the greater of (a) the prime rate plus an additional percentage of up to 1%, which additional percentage depends on the Company’s adjusted quick ratio, and (b) 4.75%. Interest is payable monthly on the last calendar day of each month and the outstanding principal amount, the unpaid interest and all other obligations are due on the maturity date, which is 364 days from the effective date of January 13, 2020. At August 31, 2020, the Company had not drawn against the credit facility and was in compliance with all covenants related to obligations to meet reporting requirements. The balance available to borrow under the line at August 31, 2020 was $159,000. There are no financial covenants in the agreement.

13. LONG-TERM DEBT:

    On April 23, 2020, the Company obtained the Paycheck Protection Program Loan (the “PPP Loan”) in the aggregate amount of $1,679,000 from SVB. The PPP Loan was evidenced by a promissory note dated April 23, 2020 (the “Note”) that matures on April 23, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on November 23, 2020. The PPP Loan proceeds were used for payroll, health care benefits, rent and utilities.

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

14. STOCK-BASED COMPENSATION

    Stock-based compensation expense consists of expenses for stock options, RSUs and ESPP purchase rights. Stock-based compensation expense for stock options and ESPP purchase rights is measured at each grant date, based on the fair value of the award using the Black-Scholes option valuation model, and is recognized as expense over the employee’s requisite service period. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different from those of publicly traded options. For RSUs, stock-based compensation cost is based on the fair value of the Company’s common stock at the grant date. All of the Company’s stock-based compensation is accounted for as an equity instrument. See Note 11 in the Company’s Annual Report on Form 10-K for fiscal 2020 filed on August 28, 2020 for further information regarding the 2016 Equity Incentive Plan (the “2016 Plan”) and the ESPP.

    The following table summarizes the stock-based compensation expense for the three months ended August 31, 2020 and 2019 (in thousands):

	Three Months Ended
	August 31,
	2020	2019
Stock-based compensation in the form of employee stock options, RSUs and ESPP purchase rights, included in:
Cost of sales	$16	$19
Selling, general and administrative	205	130
Research and development	49	50
Net effect on net income (loss)	$270	$199

    As of August 31, 2020, and August 31, 2019, there were no stock-based compensation expenses capitalized as part of inventory.

    During the three months ended August 31, 2020 and 2019, the Company recorded stock-based compensation expenses related to stock options and RSUs of $245,000 and $150,000, respectively.

    As of August 31, 2020, the total compensation expense related to unvested stock-based awards under the 2016 Plan, but not yet recognized, was approximately $1,434,000, which is net of estimated forfeitures of $4,000. This expense will be amortized on a straight-line basis over a weighted average period of approximately 2.9 years.

    During the three months ended August 31, 2020 and 2019, the Company recorded stock-based compensation expense related to the ESPP of $25,000 and $49,000, respectively.

    As of August 31, 2020, the total compensation expense related to purchase rights under the ESPP but not yet recognized was approximately $34,000. This expense will be amortized on a straight-line basis over a weighted average period of approximately 0.7 years.

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

    Fair Value. The fair value of the Company’s stock options granted to employees for the three months ended August 31, 2020 and 2019 were estimated using the following weighted average assumptions in the Black-Scholes option valuation model:

	Three Months Ended
	August 31,
	2020	2019

Expected term (in years)	6	5
Volatility	0.71	0.71
Risk-free interest rate	0.38%	1.88%
Weighted average grant date fair value	$1.16	$0.97

    There were no ESPP purchase rights granted to employees for the three months ended August 31, 2020 and 2019. There were no ESPP shares issued during the three months ended August 31, 2020 and 2019. As of August 31, 2020, there were 233,000 ESPP shares available for issuance.

    The following tables summarize the Company’s stock option and RSU transactions during the three months ended August 31, 2020 (in thousands):

Available
Shares
Balance, May 31, 2020	1,650

Options granted	(200)
RSUs granted	(196)
Options cancelled	188
RSUs cancelled	2
Options expired	(125)

Balance, August 31, 2020	1,319

    The following table summarizes the stock option transactions during the three months ended August 31, 2020 (in thousands, except per share data):

	Outstanding Options
		Weighted
	Number	Average	Aggregate
	of	Exercise	Intrinsic
	Shares	Price	Value
Balances, May 31, 2020	3,153	$2.17	$102

Options granted	200	$1.86
Options cancelled	(188)	$2.18
Options exercised	(148)	$1.30

Balances, August 31, 2020	3,017	$2.19	$148

Options fully vested and expected to vest at August 31, 2020	2,981	$2.19	$145

    The options outstanding and exercisable at August 31, 2020 were in the following exercise price ranges (in thousands, except per share data):

	Options Outstanding			Options Exercisable
	at August 31, 2020			at August 31, 2020
Range of Exercise Prices	Number Outstanding Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.22	75	6.54	$1.22	8	6.54	$1.22
$1.64-$1.86	1,105	5.47	$1.70	546	4.72	$1.68
$2.03-$2.46	1,162	3.49	$2.21	846	2.92	$2.19
$2.63-$2.81	464	1.04	$2.70	462	1.03	$2.70
$3.46-$3.93	211	3.90	$3.86	171	3.91	$3.85
$1.22-$3.93	3,017	3.94	$2.19	2,033	3.07	$2.31	$59

    The total intrinsic value of options exercised during the three months ended August 31, 2020 and 2019 was $92,000 and $17,000, respectively. The weighted average remaining contractual life of the options exercisable and expected to be exercisable at August 31, 2020 was 3.93 years.

    During the three months ended August 31, 2020, RSUs for 161,000 shares were granted to employees, and RSUs for 35,000 shares were granted to non-employee directors, which were immediately fully vested. The market value on the date of the grant of these RSUs was $1.86 per share. During the three months ended August 31, 2020, 3,000 RSUs granted to employees became fully vested. As of August 31, 2020, 166,000 RSUs were unvested which had an intrinsic value of $296,000. During the three months ended August 31, 2019, there were no RSUs granted to employees or non-employee directors. During the three months ended August 31, 2019, 3,000 RSUs granted to employees became fully vested. As of August 31, 2019, 20,000 RSUs were unvested which had an intrinsic value of $26,000.

15. SEGMENT INFORMATION

    The Company has only one reportable segment. The information for revenue category by type, product line, geography and timing of revenue recognition, is summarized in Note “3. REVENUE.”

    Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in thousands):

	August 31,	May 31,
	2020	2020
United States	$621	$662
Asia	1	1
Europe	--	--
	$622	$663

    As of August 31, 2020, the operating lease right-of-use assets of $1,952,000 are allocated in the United States.

    There were no revenues through distributors for the three months ended August 31, 2020 and 2019.

    Sales to the Company’s five largest customers accounted for approximately 81% and 93% of its net sales for the three months ended August 31, 2020 and 2019, respectively. Four customers accounted for approximately 21%,19%, 17%, and 15% of the Company’s net sales in the three months ended August 31, 2020. Two customers accounted for approximately 54% and 22% of the Company’s net sales in the three months ended August 31, 2019. No other customers represented more than 10% of the Company's net sales for either of the three months ended August 31, 2020 and 2019.

 16. DISSOLUTION OF AEHR TEST SYSTEMS JAPAN

    On July 31, 2020, the Company completed the liquidation of Aehr Test Systems Japan K.K. (“ATS-Japan”), a majority owned subsidiary. Accordingly, the Company deconsolidated ATS-Japan and recognized an aggregate net gain of $2,401,000 for the period ended August 31, 2020. The net gain was mainly due to cumulative translation adjustment reclassified into earnings of $2,186,000 and the residual income tax effect in connection with the cumulative translation adjustment released into income tax benefits of $215,000.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report and with our Annual Report on Form 10-K for the fiscal year ended May 31, 2020 and the consolidated financial statements and notes thereto.

    In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report, including those made by our management, other than statements of historical fact, are forward-looking statements. These statements typically may be identified by the use of forward-looking words or phrases such as "believe," "expect," "intend," "anticipate," "should," "planned," "estimated," and "potential," among others and include, but are not limited to, statements concerning when we expect to recognize remaining performance obligations and statements concerning our expectations regarding our operations, business, strategies, prospects, revenues, expenses, costs and resources. These forward-looking statements include management’s judgments, estimates and assumptions and are subject to certain risks and uncertainties that could cause our actual results to differ materially from anticipated results or other expectations reflected in forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and other factors beyond our control, and in particular, the risks discussed in “Part II, Item 1A. Risk Factors” and those discussed in other documents we file with the SEC. All forward-looking statements included in this document are based on our current expectations, and we undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, assumptions and judgements, including those related to customer programs and incentives, product returns, bad debts, inventories, income taxes, financing operations, warranty obligations, and long-term service contracts. Our estimates are derived from historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Those results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of the critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020.

    There have been no material changes to our critical accounting policies and estimates during the three months ended August 31, 2020 compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020.

RESULTS OF OPERATIONS

    The following table sets forth items in our unaudited condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

	Three Months Ended
	August 31,
	2020	2019

Net sales	100.0%	100.0%
Cost of sales	88.7	59.0
Gross profit	11.3	41.0

Operating expenses:
Selling, general and administrative	75.3	32.7
Research and development	44.7	16.1

Total operating expenses	120.0	48.8

Loss from operations	(108.7)	(7.8)

Interest (expense) income, net	(0.6)	0.2
Net gain from dissolution of Aehr Test Systems Japan	108.6	--
Other (expense) income, net	(4.7)	0.2

Loss before income tax benefit (expense)	(5.4)	(7.4)

Income tax benefit (expense)	10.7	(0.1)

Net income (loss)	5.3	(7.5)
Less: Net income attributable to the noncontrolling interest	--	--
Net income (loss) attributable to Aehr Test Systems common shareholders	5.3%	(7.5)%

THREE MONTHS ENDED AUGUST 31, 2020 COMPARED TO THREE MONTHS ENDED AUGUST 31, 2019

    NET SALES. Net sales decreased to $2.0 million for the three months ended August 31, 2020 from $5.5 million for the three months ended August 31, 2019, a decrease of 63.6%. The decrease in net sales for the three months ended August 31, 2020 was primarily due to the decreases in net sales of both our wafer-level products and Test During Burn-in (TDBI) products. Net sales of our wafer-level products for the three months ended August 31, 2020 were $1.6 million, and decreased approximately $3.3 million from the three months ended August 31, 2019. Net sales of our TDBI products for the three months ended August 31, 2020 were $453,000, and decreased $254,000 from the three months ended August 31, 2019.

    GROSS PROFIT. Gross profit decreased to $227,000 for the three months ended August 31, 2020 from $2.3 million for the three months ended August 31, 2019, a decrease of approximately 90.0%. Gross profit margin decreased to 11.3% for the three months ended August 31, 2020 from 41.0% for the three months ended August 31, 2019. The decrease in gross profit margin was primarily due to increased direct material costs as a percentage of sales resulting in a 5.0% gross profit margin reduction, increased warranty provision, mainly due to adjustments related to preexisting warranties, resulting in a 6.5% gross profit margin reduction, and manufacturing inefficiencies due to a lower level of net sales resulting in a 17.4% gross profit margin reduction.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses decreased to $1.5 million for the three months ended August 31, 2020 from $1.8 million for the three months ended August 31, 2019, a decrease of 16.3%. The decrease in SG&A expenses was primarily due to a decrease in employment related expenses.

    RESEARCH AND DEVELOPMENT. R&D expenses increased to $900,000 for the three months ended August 31, 2020 from $892,000 for the three months ended August 31, 2019, an increase of 0.9%.

    INTEREST (EXPENSE) INCOME, NET. Interest expense, net for the three months ended August 31, 2020 was $13,000 compared with interest income, net of $12,000 for the three months ended August 31, 2019. The interest expense for the three months ended August 31, 2020 was from the PPP Loan that we obtained on April 23, 2020.

    NET GAIN FROM DISSOLUTION OF AEHR TEST SYSTEMS JAPAN. Net gain from dissolution of Aehr Test Systems Japan was $2.2 million for the three months ended August 31, 2020, due to the release of the cumulative translation adjustment in connection with the complete liquidation of Aehr Test Systems Japan subsidiary in July 2020.

    OTHER (EXPENSE) INCOME, NET. Other expense, net was $94,000 for the three months ended August 31, 2020, compared with other income, net of $10,000 for the three months ended August 31, 2019. The change in other (expense) income, net was primarily due to losses or gains realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

    INCOME TAX BENEFIT (EXPENSE). Income tax benefit was $215,000 for the three months ended August 31, 2020, compared with income tax expense of $6,000 for the three months ended August 31, 2019. During the three months ended August 31, 2020, the currency translation adjustment balance was released and the residual income tax effect of $215,000 was recorded pursuant to the inter-period allocation rules in connection with the complete liquidation of Aehr Test Systems Japan subsidiary in July 2020.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $643,000 for the three months ended August 31, 2020 and net cash used in operating activities was $190,000 for the three months ended August 31, 2019. For the three months ended August 31, 2020, net cash provided by operating activities was primarily the result of net income of $107,000, as adjusted to exclude the effect of net gain from dissolution of Aehr Test Systems Japan of $2.4 million including income tax benefit, and a non-cash charge of stock-based compensation expense of $270,000 and depreciation and amortization of $82,000. Other change in cash from operations primarily resulted from a decrease in accounts receivable of $2.6 million. The decrease in accounts receivable was primarily due to a decrease in sales for the three months ended August 31, 2020 compared with the three months ended May 31, 2020. For the three months ended August 31, 2019, net cash used in operating activities was primarily the result of the net loss of $413,000, as adjusted to exclude the effect of a non-cash charge of stock-based compensation expense of $199,000 and depreciation and amortization of $95,000. Other changes in cash from operations primarily resulted from a decrease in accounts receivable of $1.6 million, partially offset by decreases in customer deposits and deferred revenue, accrued expenses and accounts payable of $1.0 million, $455,000 and $235,000, respectively. The decrease in accounts receivable was primarily due to a decrease in sales for the three months ended August 31, 2019 compared with the three months ended May 31, 2019. The decrease in customer deposits and deferred revenue was primarily due to the decrease in backlog of customer orders with down payments. The decrease in accrued expenses was primarily due to the severance payments to terminated employees impacted by the restructuring plan implemented during fiscal year 2019. The decrease in accounts payable was primarily due to the decrease in inventory purchases for the three months ended August 31, 2019 compared with the three months ended May 31, 2019.

    Net cash used in investing activities was $47,000 and $50,000 for the three months ended August 31, 2020 and 2019, respectively. Net cash used in investing activities during the three months ended August 31, 2020 and 2019 was due to purchases of property and equipment.

    Net cash provided by financing activities was $190,000 and $62,000 for the three months ended August 31, 2020 and 2019, respectively. Net cash provided by financing activities during the three months ended August 31, 2020 and 2019 was due to proceeds from the issuance of common stock under employee plans.

    The effect of fluctuation in exchange rates increased cash by $94,000 and $16,000 for the three months ended August 31, 2020 and 2019, respectively. The changes were due to the fluctuation in the value of the dollar compared to foreign currencies.

    As of August 31, 2020 and May 31, 2020, we had working capital of $11.8 million and $13.8 million, respectively.

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

OVERVIEW OF CONTRACTUAL OBLIGATIONS

    There have been no material changes in the composition, magnitude or other key characteristics of our contractual obligations or other commitments as disclosed in the Company's Annual Report on Form 10-K for the year ended May 31, 2020.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    We had no holdings of derivative financial or commodity instruments as of August 31, 2020 or May 31, 2020.

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

    A majority of our revenue and capital spending is transacted in U.S. Dollars. We, however, enter into transactions in other currencies. Since the price is determined at the time a purchase order is accepted, we are exposed to the risks of fluctuations in the foreign currency-U.S. Dollar exchange rates during the lengthy period from purchase order to ultimate payment. This exchange rate risk is partially offset to the extent that our subsidiaries incur expenses payable in their local currency. To date, we have not invested in instruments designed to hedge currency risks. In addition, our subsidiaries typically carry debt or other obligations due to us that may be denominated in either their local currency or U.S. Dollars. Since our subsidiaries’ financial statements are based in their local currency and our condensed consolidated financial statements are based in U.S. Dollars, we and our subsidiaries recognize foreign exchange gains or losses in any period in which the value of the local currency rises or falls in relation to the U.S. Dollar. A 10% decrease in the value of the subsidiaries’ local currency as compared with the U.S. Dollar would not be expected to result in a significant change to our net income or loss. There have been no material changes in our risk exposure since the end of the last fiscal year, nor are any material changes to our risk exposure anticipated.

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

    None.

Item 1A. RISK FACTORS

    Please refer to the description of the risk factors associated with our business previously disclosed in Part I, Item 1A - "Risk Factors" of our Annual Report on Form 10-K for the year ended May 31, 2020 filed with the Securities and Exchange Commission on August 28, 2020.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

    None.

Item 4. MINE SAFETY DISCLOSURES

    Not Applicable.

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

(1) Incorporated by reference to Exhibit 3.1 previously filed with the Company’s Current Report on Form 8-K filed September 9, 2020 (File No. 000-22893).

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

Aehr Test Systems
(Registrant)

Date: October 14, 2020	By:	/s/ GAYN ERICKSON
Gayn Erickson
President and Chief Executive Officer (Principal Executive Officer)

Date: October 14, 2020	By:	/s/ KENNETH B. SPINK
Kenneth B. Spink
Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)