Form 10-Q
period 2020-11-30
AEHR TEST SYSTEMS
filed 2021-01-14
CIK 1040470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

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

Number of shares of the registrant’s common stock, $0.01 par value, outstanding as of December 31, 2020 was 23,491,528.

AEHR TEST SYSTEMS

FORM 10-Q

FOR THE QUARTER ENDED NOVEMBER 30, 2020

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	November 30,	May 31,
	2020	2020
		(1)
ASSETS
Current assets:
Cash and cash equivalents	$3,449	$5,433
Accounts receivable, net	1,429	3,717
Inventories	9,057	7,989
Prepaid expenses and other current assets	433	512

Total current assets	14,368	17,651

Property and equipment, net	683	663
Operating lease right-of-use assets	1,918	2,107
Other assets	142	153

Total assets	$17,111	$20,574

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,155	$945
Accrued expenses	1,344	1,439
Operating lease liabilities, short-term	705	658
Customer deposits and deferred revenue, short-term	66	170
Current portion of long-term debt	1,213	653

Total current liabilities	4,483	3,865

Operating lease liabilities, long-term	1,361	1,605
Long-term debt, net of current portion	466	1,026
Deferred revenue, long-term	9	22

Total liabilities	6,319	6,518

Aehr Test Systems shareholders' equity:
Common stock, $0.01 par value: Authorized: 75,000 shares; Issued and outstanding: 23,487 shares and 23,107 shares at November 30, 2020 and May 31, 2020, respectively	235	231
Additional paid-in capital	86,786	85,898
Accumulated other comprehensive (loss) income	(62)	2,234
Accumulated deficit	(76,167)	(74,286)

Total Aehr Test Systems shareholders' equity	10,792	14,077
Noncontrolling interest	--	(21)

Total shareholders' equity	10,792	14,056

Total liabilities and shareholders' equity	$17,111	$20,574

(1) The condensed consolidated balance sheet at May 31, 2020 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these
condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2020	2019	2020	2019

Net sales	$1,683	$6,874	$3,695	$12,407
Cost of sales	1,306	3,672	3,091	6,934
Gross profit	377	3,202	604	5,473

Operating expenses:
Selling, general and administrative	1,501	2,157	3,015	3,965
Research and development	820	795	1,720	1,687
Total operating expenses	2,321	2,952	4,735	5,652

(Loss) income from operations	(1,944)	250	(4,131)	(179)

Interest (expense) income, net	(12)	2	(25)	14
Net gain from dissolution of Aehr Test Systems Japan	--	--	2,186	--
Other (expense) income, net	(6)	5	(100)	15

(Loss) income before income tax (expense) benefit	(1,962)	257	(2,070)	(150)

Income tax (expense) benefit	(4)	(6)	211	(12)
Net (loss) income	$(1,966)	$251	$(1,859)	$(162)

Net (loss) income per share
Basic	$(0.08)	$0.01	$(0.08)	$(0.01)
Diluted	$(0.08)	$0.01	$(0.08)	$(0.01)

Shares used in per share calculations:
Basic	23,396	22,823	23,322	22,765
Diluted	23,396	22,912	23,322	22,765

The accompanying notes are an integral part of these
condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2020	2019	2020	2019

Net (loss) income	$(1,966)	$251	$(1,859)	$(162)

Other comprehensive income (loss), net of tax:
Net change in cumulative translation adjustments	5	(5)	104	(20)
Reclassification of cumulative translation adjustment as a result of dissolution of Aehr Test Systems Japan	--	--	(2,401)	--

Total comprehensive (loss) income	(1,961)	246	(4,156)	(182)
Less: Comprehensive income attributable to the noncontrolling interest	--	--	21	(1)

Comprehensive (loss) income, attributable to Aehr Test Systems common shareholders	$(1,961)	$246	$(4,177)	$(181)

The accompanying notes are an integral part of these
condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

						Total Aehr
				Accumulated		Test
			Additional	Other		Systems		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’	Noncontrolling	Shareholders'
Three Months Ended November 30, 2020	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
Balances, August 31, 2020	23,291	$233	$86,356	$(67)	$(74,201)	$12,321	$--	$12,321

Issuance of common stock under employee plans	196	2	173	--	--	175	--	175
Stock-based compensation	--	--	257	--	--	257	--	257
Net loss	--	--	--	--	(1,966)	(1,966)	--	(1,966)
Foreign currency translation adjustment	--	--	--	5	--	5	--	5

Balances, November 30, 2020	23,487	$235	$86,786	$(62)	$(76,167)	$10,792	$--	$10,792

						Total Aehr
				Accumulated		Test
			Additional	Other		Systems		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’	Noncontrolling	Shareholders'
Six Months Ended November 30, 2020	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
Balances, May 31, 2020	23,107	$231	$85,898	$2,234	$(74,286)	$14,077	$(21)	$14,056

Issuance of common stock under employee plans	380	4	361	--	--	365	--	365
Stock-based compensation	--	--	527	--	--	527	--	527
Net loss	--	--	--	--	(1,859)	(1,859)	--	(1,859)
Foreign currency translation adjustment	--	--	--	105	--	105	(1)	104
Reclassification of cumulative translation Adjustment as a result of dissolution of Aehr Test Systems Japan	--	--	--	(2,401)	(22)	(2,423)	22	(2,401)

Balances, November 30, 2020	23,487	$235	$86,786	$(62)	$(76,167)	$10,792	$--	$10,792

						Total Aehr
				Accumulated		Test
			Additional	Other		Systems		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’	Noncontrolling	Shareholders'
Three Months Ended November 30, 2019	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
Balances, August 31, 2019	22,721	$227	$84,760	$2,216	$(71,897)	$15,306	$(20)	$15,286

Issuance of common stock under employee plans	193	2	229	--	--	231	--	231
Stock-based compensation	--	--	205	--	--	205	--	205
Net income	--	--	--	--	251	251	--	251
Foreign currency translation adjustment	--	--	--	(5)	--	(5)	--	(5)

Balances, November 30, 2019	22,914	$229	$85,194	$2,211	$(71,646)	$15,988	$(20)	$15,968

						Total Aehr
				Accumulated		Test
			Additional	Other		Systems		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’	Noncontrolling	Shareholders'
Six Months Ended November 30, 2019	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
Balances, May 31, 2019	22,669	$227	$84,499	$2,230	$(71,484)	$15,472	$(19)	$15,453

Issuance of common stock under employee plans	245	2	291	--	--	293	--	293
Stock-based compensation	--	--	404	--	--	404	--	404
Net loss	--	--	--	--	(162)	(162)	--	(162)
Foreign currency translation adjustment	--	--	--	(19)	--	(19)	(1)	(20)

Balances, November 30, 2019	22,914	$229	$85,194	$2,211	$(71,646)	$15,988	$(20)	$15,968

The accompanying notes are an integral part of these
condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	November 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,859)	$(162)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	527	404
Depreciation and amortization	165	193
Net gain from dissolution of Aehr Test Systems Japan	(2,186)	--
Income tax benefit related to dissolution of Aehr Test Systems Japan	(215)	--
Changes in operating assets and liabilities:
Accounts receivable	2,341	(372)
Inventories	(1,067)	(627)
Prepaid expenses and other assets	92	194
Accounts payable	160	389
Accrued expenses	(97)	(438)
Customer deposits and deferred revenue	(117)	139
Income taxes payable	1	4
Net cash used in operating activities	(2,255)	(276)

Cash flows from investing activities:
Purchases of property and equipment	(194)	(123)
Net cash used in investing activities	(194)	(123)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee plans, net of taxes paid related to share settlement of equity awards	365	293
Net cash provided by financing activities	365	293

Effect of exchange rates on cash, cash equivalents and restricted cash	100	(20)

Net decrease in cash, cash equivalents and restricted cash	(1,984)	(126)

Cash, cash equivalents and restricted cash, beginning of period	5,513	5,508

Cash, cash equivalents and restricted cash, end of period	$3,529	$5,382

Supplemental disclosure of non-cash flow information:
Transfers of property and equipment to inventories	$--	$112

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

    The Company has been impacted by the outbreak of the novel coronavirus, known as COVID-19, which has spread throughout the world. Due to the impact of the COVID-19 pandemic on customers and customers' customers, the Company experienced a drop in customer orders and revenues in the three and six months ended November 30, 2020. In response, the Company has implemented cost reduction initiatives to mitigate operating losses, including mandatory vacation days, shutdown days, and executive staff pay reductions.

    The Company continues to monitor the situation. As of the date of this report, the Company cannot predict with certainty the potential effects the COVID-19 pandemic may have on the Company’s business and its operating results. While the overall environment remains uncertain, the Company continues to invest in priority areas with the objective of driving profitable growth over the long term.

    PRINCIPLES OF CONSOLIDATION. The condensed consolidated financial statements include the accounts of Aehr Test Systems and its subsidiaries (collectively, the "Company"). All significant intercompany balances have been eliminated in consolidation. For the Company’s majority owned subsidiary, Aehr Test Systems Japan K.K.(“ATS-Japan”), the noncontrolling interest of the portion the Company does not own was reflected on the Condensed Consolidated Balance Sheets in Shareholders’ Equity and in the Condensed Consolidated Statements of Operations. As discussed in Note 16, the liquidation of ATS-Japan was completed on July 31, 2020.

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

    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2020. There have been no significant changes in the Company’s significant accounting policies during the three and six months ended November 30, 2020.

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

    The Company’s revenues by product category are as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2020	2019	2020	2019
Type of good / service:
Systems	$171	$3,027	$972	$5,961
Contactors	773	3,046	1,400	4,696
Services	739	801	1,323	1,750
	$1,683	$6,874	$3,695	$12,407

Product lines:
Wafer-level	$1,251	$6,335	$2,810	$11,161
Test During Burn-In	432	539	885	1,246
	$1,683	$6,874	$3,695	$12,407

     The following presents information about the Company’s operations in different geographic areas. Net sales are based upon ship-to location (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2020	2019	2020	2019
Geographic region:
United States	$970	$2,627	$2,011	$7,684
Asia	632	3,529	1,601	3,867
Europe	81	718	83	856
	$1,683	$6,874	$3,695	$12,407

    With the exception of the amount of service contracts and extended warranties, the Company’s product category revenues are recognized at the point in time when control transfers to customers. The following presents revenue based on timing of recognition (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2020	2019	2020	2019
Timing of revenue recognition:
Products and services transferred at a point in time	$1,214	$6,322	$2,784	$11,181
Services transferred over time	469	552	911	1,226
	$1,683	$6,874	$3,695	$12,407

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

    Contract liabilities include payments received in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities are reported on the Condensed Consolidated Balance Sheets at the end of each reporting period as a component of deferred revenue. Contract liabilities as of November 30, 2020 and May 31, 2020 were $75,000 and $192,000, respectively. During the three and six months ended November 30, 2020, the Company recognized $47,000 and $126,000, respectively, of revenues that were included in contract liabilities as of May 31, 2020.

Remaining performance obligations

    On November 30, 2020, the Company had $75,000 of remaining performance obligations, which were comprised of deferred service contracts and extended warranty contracts not yet delivered. The Company expects to recognize approximately 62% of its remaining performance obligations as revenue in fiscal 2021, and an additional 38% in fiscal 2022 and thereafter. The foregoing excludes the value of other remaining performance obligations as they have original durations of one year or less, and also excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

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

    The following table presents the computation of basic and diluted net (loss) income per share attributable to Aehr Test Systems common shareholders (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2020	2019	2020	2019

Numerator: Net (loss) income	$(1,966)	$251	$(1,859)	$(162)

Denominator for basic net (loss) income per share:
Weighted average shares outstanding	23,396	22,823	23,322	22,765

Shares used in basic net (loss) income per share calculation	23,396	22,823	23,322	22,765
Effect of dilutive securities	--	89	--	--

Denominator for diluted net (loss) income per share	23,396	22,912	23,322	22,765

Basic net (loss) income per share	$(0.08)	$0.01	$(0.08)	$(0.01)
Diluted net (loss) income per share	$(0.08)	$0.01	$(0.08)	$(0.01)

    For the purpose of computing diluted earnings per share, the weighted average number of potential common shares does not include stock options with an exercise price greater than the average fair value of the Company’s common stock for the period, as the effect would be anti-dilutive. In the three and six months ended November 30, 2020 and in the six months ended November 30, 2019, potential common shares have not been included in the calculation of diluted net loss per share as the effect would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for these periods are the same. Stock options to purchase 2,886,000 shares of common stock, RSUs for 155,000 shares and ESPP rights to purchase 72,000 ESPP shares were outstanding as of November 30, 2020, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive. Stock options to purchase 2,919,000 shares of common stock were outstanding as of November 30, 2019, but were not included in the computation of diluted net income per share, because the inclusion of such shares would be antidilutive.

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

Level 3 - instrument valuations are obtained without observable market values and require a high level of judgment to determine the fair value.

    The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of November 30, 2020 (in thousands):

	Balance as of
	November 30, 2020	Level 1	Level 2	Level 3
Money market funds	$80	$80	$--	$--
Assets	$80	$80	$--	$--

    The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of May 31, 2020 (in thousands):

	Balance as of May 31, 2020	Level 1	Level 2	Level 3
Money market funds	$80	$80	$--	$--
Assets	$80	$80	$--	$--

    Included in money market funds as of November 30, 2020 and May 31, 2020 is $80,000 restricted cash representing a security deposit for the Company’s United States manufacturing and office space lease which is included in other assets in the consolidated balance sheets.

    There were no financial liabilities measured at fair value as of November 30, 2020 and May 31, 2020.

    There were no transfers between Level 1 and Level 2 fair value measurements during the three and six months ended November 30, 2020.

    The carrying amounts of financial instruments including cash, cash equivalents, receivables, accounts payable and certain other accrued liabilities, approximate fair value due to their short maturities.

6. ACCOUNTS RECEIVABLE, NET

    Accounts receivable represent customer trade receivables. As of November 30, 2020 and May 31, 2020, there were no allowances for doubtful accounts. Accounts receivable are derived from the sale of products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies. The Company’s allowance for doubtful accounts is based upon historical experience and review of trade receivables by aging category to identify specific customers with known disputes or collection issues. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received.

7. INVENTORIES

    Inventories are comprised of the following (in thousands):

	November 30,	May 31,
	2020	2020
Raw materials and sub-assemblies	$6,170	$5,055
Work in process	2,884	2,917
Finished goods	3	17
	$9,057	$7,989

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

    The following is a summary of changes in the Company's liability for product warranties during the three and six months ended November 30, 2020 and 2019 (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2020	2019	2020	2019

Balance at the beginning of the period	$330	$192	$246	$154

Accruals for warranties issued during the period	113	79	192	141
Adjustments to previously existing warranty accruals	11	--	87	--
Consumption of reserves	(210)	(81)	(281)	(105)

Balance at the end of the period	$244	$190	$244	$190

    The accrued warranty balance is included in accrued expenses on the accompanying condensed consolidated balance sheets.

9. CUSTOMER DEPOSITS AND DEFERRED REVENUE, SHORT-TERM

    Customer deposits and deferred revenue, short-term (in thousands):

	November 30,	May 31,
	2020	2020
Customer deposits	$--	$--
Deferred revenue	66	170
	$66	$170

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

    On June 29, 2020, Assembly Bill 85 (AB 85) was signed into law as part of the California 2020 Budget Act, which temporarily suspends the use of California net operating losses and imposes a cap on the amount of business incentive tax credits that companies can utilize against their net income for tax years 2020, 2021, and 2022. The Company analyzed the provisions of AB 85 and determined there was no impact on its provision for income taxes for the current period and will continue to evaluate the impact, if any, AB 85 may have on the Company’s condensed consolidated financial statements and disclosures.

11. LEASES

    The Company has only operating leases for real estate including corporate offices, warehouse space and certain equipment. A lease with an initial term of 12 months or less is generally not recorded on the condensed consolidated balance sheet, unless the arrangement includes an option to purchase the underlying asset, or renew the arrangement that the Company is reasonably certain to exercise (short-term leases). The Company recognizes lease expense on a straight-line basis over the lease term for short-term leases that the Company does not record on its balance sheet. The Company’s operating leases have remaining lease terms of 4 months to 5 years.

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

    The weighted-average remaining lease term for the Company’s operating leases was 2.8 years at November 30, 2020 and the weighted-average discount rate was 5.35%.

    The Company’s operating lease cost was $190,000 and $375,000 for the three and six months ended November 30, 2020, respectively. The Company’s operating lease cost was $183,000 and $366,000 for the three and six months ended November 30, 2019, respectively.

    The following table presents supplemental cash flow information related to the Company’s operating leases (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows from operating leases	$192	$184	$382	$366

    The following table presents the maturities of the Company’s operating lease liabilities as of November 30, 2020 (in thousands):

Fiscal year	Operating Leases
2021 (excluding the first six months of 2021)	$394
2022	806
2023	822
2024	161
2025	29
Thereafter	17
Total future minimum operating lease payments	$2,229
Less: imputed interest	(163)
Present value of operating lease liabilities	$2,066

12. BORROWING AND FINANCING ARRANGEMENTS:

    On January 16, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). Pursuant to the Loan Agreement, the Company may borrow up to (a) the lesser of (i) the revolving line of $4.0 million or (ii) the amount available under the borrowing base minus (b) the outstanding principal balance of any advances, under a revolving line of credit which is collateralized by all the Company’s assets except intellectual property. The borrowing base is 80% of eligible accounts, as determined by SVB from the Company’s most recent borrowing base statement; provided, however, SVB has the right to decrease the foregoing percentage in its good faith business judgment to mitigate the impact of certain events or conditions, which may adversely affect the collateral or its value. Subject to an event of default, the principal amount outstanding under the revolving line of credit will accrue interest at a floating per annum rate equal to the greater of (a) the prime rate plus an additional percentage of up to 1%, which additional percentage depends on the Company’s adjusted quick ratio, and (b) 4.75%. Interest is payable monthly on the last calendar day of each month and the outstanding principal amount, the unpaid interest and all other obligations are due on the maturity date, which is 364 days from the effective date of January 13, 2020. At November 30, 2020, the Company had not drawn against the credit facility and was in compliance with all covenants related to obligations to meet reporting requirements. The balance available to borrow under the line at November 30, 2020 was $76,000. There are no financial covenants in the agreement.

13. LONG-TERM DEBT:

    On April 23, 2020, the Company obtained a Paycheck Protection Program Loan (the “PPP Loan”) in the aggregate amount of $1,679,000 from SVB. The PPP Loan was evidenced by a promissory note dated April 23, 2020 (the “Note”) that matures on April 23, 2022 and bears interest at a rate of 1% per annum. The PPP Loan proceeds were used for payroll, health care benefits, rent and utilities.

    Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the Company. The Company applied on November 6, 2020 for loan forgiveness for the full amount of the borrowing and accrued interest. The Small Business Administration has 90 days from the date submitted to review and approve the application. No assurance can be given that the Company will obtain forgiveness of the amount due under the loan in whole or in part.

14. STOCK-BASED COMPENSATION

    Stock-based compensation expense consists of expenses for stock options, RSUs, and ESPP purchase rights. Stock-based compensation expense for stock options and ESPP purchase rights is measured at each grant date, based on the fair value of the award using the Black-Scholes option valuation model, and is recognized as expense over the employee’s requisite service period. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different from those of publicly traded options. For RSUs, stock-based compensation cost is based on the fair value of the Company’s common stock at the grant date. All of the Company’s stock-based compensation is accounted for as an equity instrument. See Note 11 in the Company’s Annual Report on Form 10-K for fiscal 2020 filed on August 28, 2020 for further information regarding the 2016 Equity Incentive Plan (the “2016 Plan”) and the ESPP.

    The following table summarizes the stock-based compensation expense for the three and six months ended November 30, 2020 and 2019 (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2020	2019	2020	2019
Stock-based compensation in the form of employee stock options, RSUs and ESPP purchase rights, included in:
Cost of sales	$15	$19	$31	$39
Selling, general and administrative	194	135	399	264
Research and development	48	51	97	101
Total stock-based compensation	$257	$205	$527	$404

    As of November 30, 2020, and November 30, 2019, there were no stock-based compensation expenses capitalized as part of inventory.

    During the three months ended November 30, 2020 and 2019, the Company recorded stock-based compensation expense related to stock options and RSUs of $238,000 and $163,000, respectively. During the six months ended November 30, 2020 and 2019, the Company recorded stock-based compensation expense related to stock options and RSUs of $483,000 and $313,000, respectively.

    As of November 30, 2020, the total compensation expense related to unvested stock-based awards under the 2016 Plan, but not yet recognized, was approximately $1,331,000, which is net of estimated forfeitures of $3,000. This expense will be amortized on a straight-line basis over a weighted average period of approximately 2.8 years.

    During the three months ended November 30, 2020 and 2019, the Company recorded stock-based compensation expense related to the ESPP of $19,000 and $42,000, respectively. During the six months ended November 30, 2020 and 2019, the Company recorded stock-based compensation expense related to the ESPP of $44,000 and $91,000, respectively.

    As of November 30, 2020, the total compensation expense related to purchase rights under the ESPP but not yet recognized was approximately $41,000. This expense will be amortized on a straight-line basis over a weighted average period of approximately 1.0 years.

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

    Fair Value. The fair value of the Company’s stock options granted to employees for the three and six months ended November 30, 2020 and 2019 were estimated using the following weighted average assumptions in the Black-Scholes option valuation model:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2020	2019	2020	2019

Expected term (in years)	6	5	6	5
Volatility	0.73	0.72	0.72	0.71
Risk-free interest rate	0.43%	1.60%	0.39%	1.85%
Weighted average grant date fair value	$0.91	$1.05	$1.09	$0.98

    The fair values of the ESPP purchase rights granted for the three and six months ended November 30, 2020 and 2019 were estimated using the following assumptions:

	Three and Six Months Ended	Three and Six Months Ended
	November 30, 2020	November 30, 2019

Expected term (in years)	0.5-2.0	0.5-2.0
Volatility	0.74-0.82	0.62-0.71
Expected dividend	$0.00	$0.00
Risk-free interest rates	0.10%-0.14%	1.56%-1.81%
Estimated forfeiture rate	0%	0%
Weighted average grant date fair value	$0.42	$0.80

    During the three and six months ended November 30, 2020, ESPP purchase rights of 72,000 were granted. During the three and six months ended November 30, 2019, ESPP purchase rights of 38,000 were granted. Total ESPP shares issued during the three and six months ended November 30, 2020 and 2019 were 72,000 and 71,000 shares, respectively. As of November 30, 2020, there were 161,000 ESPP shares available for issuance. As of November 30, 2019, there were 299,000 ESPP shares available for issuance.

    The following tables summarize the Company’s stock option and RSU transactions during the three and six months ended November 30, 2020 (in thousands):

Available
Shares
Balance, May 31, 2020	1,650

Options granted	(200)
RSUs granted	(196)
Options cancelled	188
RSUs cancelled	2
Options expired	(125)

Balance, August 31, 2020	1,319
Options granted	(73)
RSUs granted	(57)
Options cancelled	185
Options expired	(162)

Balance, November 30, 2020	1,212

    The following table summarizes the stock option transactions during the three and six months ended November 30, 2020 (in thousands, except per share data):

	Outstanding Options
		Weighted
	Number	Average	Aggregate
	of	Exercise	Intrinsic
	Shares	Price	Value
Balances, May 31, 2020	3,153	$2.17	$102

Options granted	200	$1.86
Options cancelled	(188)	$2.18
Options exercised	(148)	$1.30

Balances, August 31, 2020	3,017	$2.19	$148

Options granted	73	$1.44
Options cancelled	(185)	$2.42
Options exercised	(19)	$1.67

Balances, November 30, 2020	2,886	$2.16	$56

Options fully vested and expected to vest at November 30, 2020	2,850	$2.16	$54

    The options outstanding and exercisable at November 30, 2020 were in the following exercise price ranges (in thousands, except per share data):

	Options Outstanding			Options Exercisable
	at November 30, 2020			at November 30, 2020
Range of Exercise Prices	Number Outstanding Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.22-$1.34	133	6.55	$1.27	17	6.46	$1.25
$1.64-$1.86	1,092	5.28	$1.70	574	4.64	$1.69
$2.03-$2.46	1,048	3.48	$2.21	771	3.02	$2.19
$2.63-$2.81	411	0.90	$2.71	410	0.88	$2.71
$3.46-$3.93	202	3.66	$3.86	174	3.66	$3.85
$1.22-$3.93	2,886	3.95	$2.16	1,946	3.14	$2.29	$9

    The total intrinsic value of options exercised during the three and six months ended November 30, 2020 was $3,000 and $95,000, respectively. The total intrinsic value of options exercised during the three and six months ended November 30, 2019 was $50,000 and $67,000, respectively. The weighted average remaining contractual life of the options exercisable and expected to be exercisable at November 30, 2020 was 3.93 years. The weighted average remaining contractual life of the options exercisable and expected to be exercisable at November 30, 2019 was 3.93 years.

    There were no RSUs granted to employees during the three months ended November 30, 2020. During the six months ended November 30, 2020, RSUs for 161,000 shares were granted to employees. The market value on the date of the grant of these RSUs was $1.86 per share. During the three and six months ended November 30, 2020, 11,000 and 14,000 RSUs became fully vested, respectively. During the three and six months ended November 30, 2019, 3,000 and 7,000 RSUs became fully vested, respectively. As of November 30, 2020, 155,000 RSUs were unvested which had an intrinsic value of $256,000. As of November 30, 2019, 16,000 RSUs were unvested which had an intrinsic value of $31,000. There were no RSUs granted to employees during the three and six months ended November 30, 2019.

    During the three months ended November 30, 2020, RSUs for 57,000 shares were granted to members of the Company’s Board of Directors for Board fees. The market value on the date of the grant of these RSUs was $1.34 per share. During the six months ended November 30, 2020, RSUs for 92,000 shares were granted to members of the Company’s Board of Directors for Board fees. The weighted average market value on the date of the grant of these RSUs was $1.54 per share. All of these RSUs were immediately fully vested. There were no RSUs granted to members of the Company’s Board of Directors during the three and six months ended November 30, 2019.

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

    Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in thousands):

	November 30,	May 31,
	2020	2020
United States	$682	$662
Asia	1	1
Europe	--	--
	$683	$663

    As of November 30, 2020, the operating lease right-of-use assets of $1,918,000 are allocated in the United States.

    There were no revenues through distributors for the three and six months ended November 30, 2020 and 2019.

    Sales to the Company’s five largest customers accounted for approximately 90% and 74% of its net sales in the three and six months ended November 30, 2020, respectively. Five customers accounted for approximately 22%,18%, 18%, 16% and 15% of the Company’s net sales in the three months ended November 30, 2020. Five customers accounted for approximately 20%, 18%, 15%, 11% and 10% of the Company’s net sales in the six months ended November 30, 2020. Sales to the Company’s five largest customers accounted for approximately 95% and 88% of its net sales in the three and six months ended November 30, 2019, respectively. Two customers accounted for approximately 44% and 32% of the Company’s net sales in the three months ended November 30, 2019. Three customers accounted for approximately 42%, 24% and 10% of the Company’s net sales in the six months ended November 30, 2019. No other customers represented more than 10% of the Company’s net sales in the three and six months ended November 30, 2020 and 2019.

16. DISSOLUTION OF AEHR TEST SYSTEMS JAPAN

    On July 31, 2020, the Company completed the liquidation of ATS-Japan, a majority owned subsidiary. Accordingly, the Company deconsolidated ATS-Japan and recognized an aggregate net gain of $2,401,000 for the period ended August 31, 2020. The net gain was mainly due to cumulative translation adjustment reclassified into earnings of $2,186,000 and the residual income tax effect in connection with the cumulative translation adjustment released into income tax benefits of $215,000.

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

COVID-19 PANDEMIC RESPONSE

    The Company has been impacted by the outbreak of the novel coronavirus, known as COVID-19, which has spread throughout the world. Due to the impact of the COVID-19 pandemic on customers and customers' customers, the Company experienced a significant drop in customer orders and revenues in the three and six months ended November 30, 2020. In response, we have implemented cost reduction initiatives to mitigate operating losses, including mandatory vacation days, shutdown days, and executive staff pay reductions.

    The Company's top priority during the COVID-19 pandemic is protecting the health and safety of its employees and their families, customers and community. We introduced policies and procedures to increase workplace flexibility, such as working remotely where possible to reduce the number of people who are on campus each day. As a global supplier of Critical Infrastructure Sectors, as defined by the Cybersecurity and Infrastructure Security Agency, we have and continue to support customers during the pandemic. In the interest of public health, all onsite operations use the minimum number of people to safely execute tasks and follow enhanced safety and health protocols including screenings, social distancing, and use of personal protective equipment.

    We continue to monitor the situation. As of the date of this report, we cannot predict with certainty the potential effects the COVID-19 pandemic may have on our business and our operating results. While the overall environment remains uncertain, we continue to invest in priority areas with the objective of driving profitable growth over the long term.

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

    There have been no material changes to our critical accounting policies and estimates during the three and six months ended November 30, 2020 compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020.

RESULTS OF OPERATIONS

    The following table sets forth items in our unaudited condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2020	2019	2020	2019

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.6	53.4	83.7	55.9
Gross profit	22.4	46.6	16.3	44.1

Operating expenses:
Selling, general and administrative	89.2	31.4	81.6	31.9
Research and development	48.7	11.6	46.5	13.6
Total operating expenses	137.9	43.0	128.1	45.5

(Loss) income from operations	(115.5)	3.6	(111.8)	(1.4)

Interest (expense) income, net	(0.7)	--	(0.7)	0.1
Net gain from dissolution of Aehr Test Systems Japan	--	--	59.2	--
Other (expense) income, net	(0.4)	0.1	(2.7)	0.1

(Loss) income before income tax (expense) benefit	(116.6)	3.7	(56.0)	(1.2)

Income tax (expense) benefit	(0.2)	--	5.7	(0.1)

Net (loss) income	(116.8)%	3.7%	(50.3)%	(1.3)%

THREE MONTHS ENDED NOVEMBER 30, 2020 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2019

    NET SALES. Net sales decreased to $1.7 million for the three months ended November 30, 2020 from $6.9 million for the three months ended November 30, 2019, a decrease of 75.5%. The decrease in net sales for the three months ended November 30, 2020 was impacted by the continued challenging global business environment created by the COVID-19 pandemic which resulted in the decreases in net sales of both our wafer-level products and Test During Burn-in (TDBI) products. Net sales of the wafer-level products for the three months ended November 30, 2020 were $1.3 million, and decreased approximately $5.1 million from the three months ended November 30, 2019. Net sales of the TDBI products for the three months ended November 30, 2020 were $432,000, and decreased approximately $107,000 from the three months ended November 30, 2019.

    GROSS PROFIT. Gross profit decreased to $377,000 for the three months ended November 30, 2020 from $3.2 million for the three months ended November 30, 2019, a decrease of 88.2%. Gross profit margin decreased to 22.4% for the three months ended November 30, 2020 from 46.6% for the three months ended November 30, 2019. The decrease in gross profit margin was primarily due to manufacturing inefficiencies due to a lower level of net sales resulting in a 15.8% gross profit margin reduction, and increased warranty provision resulting in a 6.2% gross profit margin reduction.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses decreased to $1.5 million for the three months ended November 30, 2020 from $2.2 million for the three months ended November 30, 2019, a decrease of 30.4%. The decrease in SG&A expenses was primarily due to a decrease in employment related expenses due to cost reduction initiatives.

    RESEARCH AND DEVELOPMENT. R&D expenses increased to $820,000 for the three months ended November 30, 2020 from $795,000 for the three months ended November 30, 2019, an increase of 3.1%. The increase in R&D expenses was primarily due to an increase in R&D material expenses.

    INTEREST (EXPENSE) INCOME, NET. Interest expense, net for the three months ended November 30, 2020 was $12,000 compared with interest income, net of $2,000 for the three months ended November 30, 2019. The interest expense for the three months ended November 30, 2020 was from the PPP Loan that we obtained on April 23, 2020.

    OTHER (EXPENSE) INCOME, NET. Other expense, net for the three months ended November 30, 2020 was $6,000 compared with other income, net of $5,000 for the three months ended November 30, 2019. The change in other (expense) income, net was primarily due to losses or gains realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

    INCOME TAX (EXPENSE) BENEFIT. Income tax expense was $4,000 and $6,000 for the three months ended November 30, 2020 and 2019, respectively.

SIX MONTHS ENDED NOVEMBER 30, 2020 COMPARED TO SIX MONTHS ENDED NOVEMBER 30, 2019

    NET SALES. Net sales decreased to $3.7 million for the six months ended November 30, 2020 from $12.4 million for the six months ended November 30, 2019, a decrease of 70.2%. The decrease in net sales for the six months ended November 30, 2020 was impacted by the continued challenging global business environment created by the COVID-19 pandemic which resulted in thedecreases in net sales of both our wafer-level products and TDBI products. Net sales of the wafer-level products for the six months ended November 30, 2020 were $2.8 million, and decreased approximately $8.4 million from the six months ended November 30, 2019. Net sales of the TDBI products for the six months ended November 30, 2020 were $885,000, and decreased approximately $361,000 from the six months ended November 30, 2019.

    GROSS PROFIT. Gross profit decreased to $604,000 for the six months ended November 30, 2020 from $5.5 million for the six months ended November 30, 2019, a decrease of 89.0%. Gross profit margin decreased to 16.3% for the six months ended November 30, 2020 from 44.1% for the six months ended November 30, 2019. The decrease in gross profit margin was primarily due to manufacturing inefficiencies due to a lower level of net sales resulting in a 17.1% gross profit margin reduction, increased warranty provision, mainly due to adjustments related to preexisting warranties, resulting in a 6.4% gross profit margin reduction, and increased direct material costs as a percentage of sales resulting in a 3.2% gross profit margin reduction.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses decreased to $3.0 million for the six months ended November 30, 2020 from $4.0 million for the six months ended November 30, 2019, a decrease of 24.0%. The decrease in SG&A expenses was primarily due to a decrease in employment related expenses due to cost reduction initiatives.

    RESEARCH AND DEVELOPMENT. R&D expenses were flat at $1.7 million for the six months ended November 30, 2020 compared with the six months ended November 30, 2019.

    INTEREST (EXPENSE) INCOME, NET. Interest expense, net for the six months ended November 30, 2020 was $25,000 compared with interest income, net of $14,000 for the six months ended November 30, 2019. The interest expense for the six months ended November 30, 2020 was from the PPP Loan that we obtained on April 23, 2020.

    NET GAIN FROM DISSOLUTION OF AEHR TEST SYSTEMS JAPAN. Net gain from dissolution of Aehr Test Systems Japan was $2.2 million for the six months ended November 30, 2020, due to the release of the cumulative translation adjustment in connection with the complete liquidation of Aehr Test Systems Japan subsidiary in July 2020.

    OTHER (EXPENSE) INCOME, NET. Other expense, net for the six months ended November 30, 2020 was $100,000 compared with other income, net of $15,000 for the six months ended November 30, 2019. The change in other (expense) income, net was primarily due to losses or gains realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

    INCOME TAX (EXPENSE) BENEFIT. Income tax benefit for the six months ended November 30, 2020 was $211,000 compared with income tax expense of $12,000 for the six months ended November 30, 2019. During the six months ended November 30, 2020, the currency translation adjustment balance was released and the residual income tax effect of $215,000 was recorded pursuant to the inter-period allocation rules in connection with the complete liquidation of Aehr Test Systems Japan subsidiary in July 2020.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was $2.3 million and $276,000 for the six months ended November 30, 2020 and 2019, respectively. For the six months ended November 30, 2020, net cash used in operating activities was primarily the result of net loss of $1.9 million, as adjusted to exclude the effect of net gain from dissolution of Aehr Test Systems Japan of $2.4 million, including an income tax benefit of $215,000, a non-cash charge of stock-based compensation expense of $527,000 and depreciation and amortization of $165,000. Net cash used in operations was also impacted by a decrease in accounts receivable of $2.3 million, partially offset by an increase in inventories of $1.1 million. The decrease in accounts receivable was primarily due to a decrease in sales for the six months ended November 30, 2020 compared with the six months ended May 31, 2020. The increase in inventories was due primarily to inventory purchases to support future shipments. For the six months ended November 30, 2019, net cash used in operating activities was primarily the result of net loss of $162,000, as adjusted to exclude the effect of non-cash charge of stock-based compensation expense of $404,000 and depreciation and amortization of $193,000. Net cash used in operations was also impacted by increases in inventories and accounts receivable of $627,000 and $372,000, respectively, and a decrease in accrued expenses of $438,000, partially offset by an increase in accounts payable of $389,000. The increase in accounts receivable was primarily due to large shipments toward the end of the quarter ended November 30, 2019. The increase in inventories and accounts payable were due primarily to inventory purchases to support future shipments. The decrease in accrued expenses was primarily due to the restructuring payments to terminated employees impacted by the restructuring plan implemented in fiscal year 2019.

    Net cash used in investing activities was $194,000 and $123,000 for the six months ended November 30, 2020 and 2019, respectively. Net cash used in investing activities during the six months ended November 30, 2020 and 2019 was due to purchases of property and equipment.

    Financing activities provided cash of $365,000 and $293,000 for the six months ended November 30, 2020 and 2019, respectively. Net cash provided by financing activities during the six months ended November 30, 2020 and 2019 was due to the proceeds from the issuance of common stock under employee plans.

    The effect of fluctuation in exchange rates increased cash by $100,000 for the six months ended November 30, 2020, and decreased cash by $20,000 for the six months ended November 30, 2019. The changes were due to the fluctuation in the value of the dollar compared to foreign currencies.

    As of November 30, 2020 and May 31, 2020, we had working capital of $9.9 million and $13.8 million, respectively.

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

     Since inception, we have incurred substantial cumulative losses and negative cash flows from operations. In response, we took steps to minimize expense levels, entered into credit arrangements, and raised capital through public and private equity offerings, to increase the likelihood that we will have sufficient cash to support operations. We anticipate that the existing cash balance together with future income from operations, collections of existing accounts receivable, revenue from our existing backlog of products of $6.3 million as of this filing date, the sale of inventory on hand, deposits and down payments against significant orders will be adequate to meet our working capital and capital equipment requirements. We believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs over the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the timing and cost to introduce new and enhanced products and the timing and cost to implement new manufacturing technologies. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. Any additional debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of the Company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    We had no holdings of derivative financial or commodity instruments as of November 30, 2020 or May 31, 2020.

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

    A majority of our revenue and capital spending is transacted in U.S. Dollars. We, however, enter into transactions in other currencies, primarily Euros. Since the price is determined at the time a purchase order is accepted, we are exposed to the risks of fluctuations in the foreign currency-U.S. Dollar exchange rates during the lengthy period from purchase order to ultimate payment. This exchange rate risk is partially offset to the extent that our subsidiaries incur expenses payable in their local currency. To date, we have not invested in instruments designed to hedge currency risks. In addition, our subsidiaries typically carry debt or other obligations due to us that may be denominated in either their local currency or U.S. Dollars. Since our subsidiaries’ financial statements are based in their local currency and our condensed consolidated financial statements are based in U.S. Dollars, we and our subsidiaries recognize foreign exchange gains or losses in any period in which the value of the local currency rises or falls in relation to the U.S. Dollar. A 10% decrease in the value of the subsidiaries’ local currency as compared with the U.S. Dollar would not be expected to result in a significant change to our net income or loss. There have been no material changes in our risk exposure since the end of the last fiscal year, nor are any material changes to our risk exposure anticipated.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

    None.

Item 4. MINE SAFETY DISCLOSURES

    Not Applicable.

Item 5. OTHER INFORMATION

    None.

Item 6. EXHIBITS

Exhibit No.	Description

3.1(1)	Amended and Restated Bylaws of the Registrant.

10.1(2)	Amended and Restated 2006 Employee Stock Purchase Plan.

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

(1) Incorporated by reference to Exhibit 3.1 previously filed with the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2020 (File No. 000-22893).

(2) Incorporated by reference to Exhibit 4.2 previously filed with the Company’s Form S-8 filed November 14, 2016 (File No. 333-214589), as deemed to be amended by the share increase approved at the 2020 Annual Meeting of Shareholders.

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

Aehr Test Systems
(Registrant)

Date: January 14, 2021	By:	/s/ GAYN ERICKSON
Gayn Erickson
President and Chief Executive Officer (Principal Executive Officer)

Date: January 14, 2021	By:	/s/ KENNETH B. SPINK
Kenneth B. Spink
Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)