Form 10-Q
period 2021-02-28
AEHR TEST SYSTEMS
filed 2021-04-13
CIK 1040470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

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

     Number of shares of the registrant’s common stock, $0.01 par value, outstanding as of March 31, 2021 was 23,597,730.

AEHR TEST SYSTEMS

FORM 10-Q

FOR THE QUARTER ENDED FEBRUARY 28, 2021

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	February 28,	May 31,
	2021	2020
		(1)
ASSETS
Current assets:
Cash and cash equivalents	$4,738	$5,433
Accounts receivable, net	2,721	3,717
Inventories	8,339	7,989
Prepaid expenses and other current assets	571	512

Total current assets	16,369	17,651

Property and equipment, net	617	663
Operating lease right-of-use assets	1,763	2,107
Other assets	142	153

Total assets	$18,891	$20,574

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Line of credit	$1,400	$--
Accounts payable	1,086	945
Accrued expenses	1,624	1,439
Operating lease liabilities, short-term	722	658
Customer deposits and deferred revenue, short-term	587	170
Current portion of long-term debt	1,492	653

Total current liabilities	6,911	3,865

Operating lease liabilities, long-term	1,185	1,605
Long-term debt, net of current portion	187	1,026
Deferred revenue, long-term	80	22
Other long-term liabilities	43	--

Total liabilities	8,406	6,518

Aehr Test Systems shareholders' equity:
Common stock, $0.01 par value: Authorized: 75,000 shares; Issued and outstanding: 23,598 shares and 23,107 shares at February 28, 2021 and May 31, 2020, respectively	236	231
Additional paid-in capital	87,174	85,898
Accumulated other comprehensive (loss) income	(45)	2,234
Accumulated deficit	(76,880)	(74,286)

Total Aehr Test Systems shareholders' equity	10,485	14,077
Noncontrolling interest	--	(21)

Total shareholders' equity	10,485	14,056

Total liabilities and shareholders' equity	$18,891	$20,574

(1)
The condensed consolidated balance sheet at May 31, 2020 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020

Net sales	$5,267	$6,111	$8,962	$18,518
Cost of sales	3,373	3,120	6,464	10,054
Gross profit	1,894	2,991	2,498	8,464

Operating expenses:
Selling, general and administrative	1,643	1,891	4,658	5,856
Research and development	903	845	2,623	2,532
Total operating expenses	2,546	2,736	7,281	8,388

(Loss) income from operations	(652)	255	(4,783)	76

Interest (expense) income, net	(10)	13	(35)	27
Net gain from dissolution of Aehr Test Systems Japan	--	--	2,186	--
Other (expense) income, net	(39)	(9)	(139)	6

(Loss) income before income tax (expense) benefit	(701)	259	(2,771)	109

Income tax (expense) benefit	(34)	(14)	177	(26)
Net (loss) income	(735)	245	(2,594)	83
Less: Net income attributable to the noncontrolling interest	--	--	--	--
Net (loss) income attributable to Aehr Test Systems common shareholders	$(735)	$245	$(2,594)	$83

Net (loss) income per share
Basic	$(0.03)	$0.01	$(0.11)	$0.00
Diluted	$(0.03)	$0.01	$(0.11)	$0.00

Shares used in per share calculations:
Basic	23,525	22,937	23,390	22,823
Diluted	23,525	23,130	23,390	22,940

The accompanying notes are an integral part of these
condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020

Net (loss) income	$(735)	$245	$(2,594)	$83

Other comprehensive income (loss), net of tax: Net change in cumulative translation adjustments	39	5	143	(15)
Reclassification of cumulative translation adjustment as a result of dissolution of Aehr Test Systems Japan	--	--	(2,401)	--

Total comprehensive (loss) income	(696)	250	(4,852)	68
Less: Comprehensive income (loss) attributable to noncontrolling interest	--	--	21	(1)

Comprehensive (loss) income, attributable to Aehr Test Systems	$(696)	$250	$(4,873)	$69

The accompanying notes are an integral part of these
condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

				Accumulated		Total Aehr Test
			Additional	Other		Systems		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’	Noncontrolling	Shareholders'
Three Months Ended February 28, 2021	Shares	Amount	Capital	(Loss) Income	Deficit	Equity	Interest	Equity
Balances, November 30, 2020	23,487	$235	$86,786	$(62)	$(76,167)	$10,792	$--	$10,792

Issuance of common stock under employee plans	111	1	117	--	--	118	--	118
Stock-based compensation	--	--	271	--	--	271	--	271
Net loss	--	--	--	--	(735)	(735)	--	(735)
Foreign currency translation adjustment	--	--	--	17	22	39	--	39

Balances, February 28, 2021	23,598	$236	$87,174	$(45)	$(76,880)	$10,485	$--	$10,485

				Accumulated		Total Aehr Test
			Additional	Other		Systems		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’	Noncontrolling	Shareholders'
Nine Months Ended February 28, 2021	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balances, May 31, 2020	23,107	$231	$85,898	$2,234	$(74,286)	$14,077	$(21)	$14,056

Issuance of common stock under employee plans	491	5	478	--	--	483	--	483
Stock-based compensation	--	--	798	--	--	798	--	798
Net loss	--	--	--	--	(2,594)	(2,594)	--	(2,594)
Foreign currency translation adjustment	--	--	--	144	--	144	(1)	143
Reclassification of cumulative translation adjustment as a result of dissolution of Aehr Test Systems Japan	--	--	--	(2,423)	--	(2,423)	22	(2,401)

Balances, February 28, 2021	23,598	$236	$87,174	$(45)	$(76,880)	$10,485	$--	$10,485

				Accumulated		Total Aehr Test
			Additional	Other		Systems		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’	Noncontrolling	Shareholders'
Three Months Ended February 29, 2020	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
Balances, November 30, 2019	22,914	$229	$85,194	$2,211	$(71,646)	$15,988	$(20)	$15,968

Issuance of common stock under employee plans	101	1	129	--	--	130	--	130
Stock-based compensation	--	--	207	--	--	207	--	207
Net income	--	--	--	--	245	245	--	245
Foreign currency translation adjustment	--	--	--	5	--	5	--	5

Balances, February 29, 2020	23,015	$230	$85,530	$2,216	$(71,401)	$16,575	$(20)	$16,555

				Accumulated		Total Aehr Test
			Additional	Other		Systems		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’	Noncontrolling	Shareholders'
Nine Months Ended February 29, 2020	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balances, May 31, 2019	22,669	$227	$84,499	$2,230	$(71,484)	$15,472	$(19)	$15,453

Issuance of common stock under employee plans	346	3	420	--	--	423	--	423
Stock-based compensation	--	--	611	--	--	611	--	611
Net income	--	--	--	--	83	83	--	83
Foreign currency translation adjustment	--	--	--	(14)	--	(14)	(1)	(15)

Balances, February 29, 2020	23,015	$230	$85,530	$2,216	$(71,401)	$16,575	$(20)	$16,555

The accompanying notes are an integral part of these
condensed consolidated financial statements.

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	February 28,	February 29,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(2,594)	$83
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation expense	798	611
Depreciation and amortization	239	298
Gain on disposal of fixed asset	--	(2)
Net gain from dissolution of Aehr Test Systems Japan	(2,186)	--
Income tax benefit related to dissolution of Aehr Test Systems Japan	(215)	--
Changes in operating assets and liabilities:
Accounts receivable	1,063	1,360
Inventories	(349)	(157)
Prepaid expenses and other assets	(45)	170
Accounts payable	78	(1,033)
Accrued expenses	179	(674)
Customer deposits and deferred revenue	475	(1,315)
Other long-term liabilities	43	--
Income taxes payable	3	19
Net cash used in operating activities	(2,511)	(640)

Cash flows from investing activities:
Purchases of property and equipment	(205)	(151)
Proceeds from sales of property and equipment	--	2
Net cash used in investing activities	(205)	(149)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee plans, net of taxes paid related to share settlement of equity awards	483	423
Line of credit borrowings, net	1,400	--
Net cash provided by financing activities	1,883	423

Effect of exchange rates on cash, cash equivalents and restricted cash	138	(4)

Net decrease in cash, cash equivalent and restricted cash	(695)	(370)

Cash, cash equivalents and restricted cash, beginning of period	5,513	5,508

Cash, cash equivalents and restricted cash, end of period	$4,818	$5,138

Supplemental disclosure of non-cash flow information:
Transfers of property and equipment to inventories	$--	$112

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

    The Company (as defined below) has been impacted by the outbreak of the novel coronavirus, known as COVID-19, which has spread throughout the world. Due to the impact of the COVID-19 pandemic on customers and customers’ customers, the Company experienced a drop in customer orders and revenues in the three and nine months ended February 28, 2021. In response, the Company has implemented cost reduction initiatives to mitigate operating losses, including mandatory vacation days, shutdown days, and executive staff pay reductions.

    The Company continues to monitor the situation. As of the date of this report, the Company cannot predict with certainty the potential effects the COVID-19 pandemic may have on the Company’s business and its operating results. While the overall environment remains uncertain, the Company continues to invest in priority areas with the objective of driving profitable growth over the long term.

    PRINCIPLES OF CONSOLIDATION. The condensed consolidated financial statements include the accounts of Aehr Test Systems and its subsidiaries (collectively, the "Company"). On November 18, 2020, the Company established a wholly owned new subsidiary, Aehr Test Systems Philippines, which is in full operation as of March 2021. All significant intercompany balances have been eliminated in consolidation. For the Company’s majority owned subsidiary, Aehr Test Systems Japan K.K. (“ATS-Japan”), the noncontrolling interest of the portion the Company does not own was reflected on the Condensed Consolidated Balance Sheets in Shareholders’ Equity and in the Condensed Consolidated Statements of Operations. As discussed in Note 16, the liquidation of ATS-Japan was completed on July 31, 2020.

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

    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2020. There have been no significant changes in the Company’s significant accounting policies during the three and nine months ended February 28, 2021.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Not Yet Adopted

    Financial Instruments
    In June 2016, the FASB issued an accounting standard update (“ASU”) that requires measurement and recognition of expected credit losses for financial assets held based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Due to a subsequent ASU in November 2019, the accounting standard will be effective for the Company beginning in the first quarter of fiscal 2024 on a modified retrospective basis, and early adoption is permitted. The Company does not expect a material impact of this accounting standard on its consolidated financial statements.

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

    The Company’s revenues by product category are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020
Type of good / service:
Systems	$2,435	$2,138	$3,407	$8,099
Contactors	1,930	3,094	3,330	7,790
Services	902	879	2,225	2,629
	$5,267	$6,111	$8,962	$18,518

Product lines:
Wafer-level	$4,993	$5,408	$7,804	$16,570
Test During Burn-In	274	703	1,158	1,948
	$5,267	$6,111	$8,962	$18,518

    The following presents information about the Company’s operations in different geographic areas. Net sales are based upon ship-to location (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020
Geographic region:
United States	$1,113	$5,014	$3,124	$12,698
Asia	4,122	891	5,723	4,758
Europe	32	206	115	1,062
	$5,267	$6,111	$8,962	$18,518

    With the exception of the amount of service contracts and extended warranties, the Company’s product category revenues are recognized at a point in time when control transfers to customers. The following presents revenue based on timing of recognition (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020
Timing of revenue recognition:
Products and services transferred at a point in time	$4,944	$5,485	$7,728	$16,666
Services transferred over time	323	626	1,234	1,852
	$5,267	$6,111	$8,962	$18,518

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

    Contract liabilities include payments received in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities are reported on the Condensed Consolidated Balance Sheets at the end of each reporting period as a component of deferred revenue. Contract liabilities as of February 28, 2021 and May 31, 2020 were $667,000 and $192,000, respectively. During the three and nine months ended February 28, 2021, the Company recognized $29,000 and $154,000 respectively, of revenues that were included in contract liabilities as of May 31, 2020.

Remaining performance obligations

    On February 28, 2021, the Company had $129,000 of remaining performance obligations, which were comprised of deferred service contracts and extended warranty contracts not yet delivered. The Company expects to recognize approximately $49,000 within one year from the balance sheet date and $80,000 thereafter. The foregoing excludes the value of other remaining performance obligations as they have original durations of one year or less, and also excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

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

    The following table presents the computation of basic and diluted net (loss) income per share attributable to Aehr Test Systems common shareholders (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020

Numerator: Net (loss) income	$(735)	$245	$(2,594)	$83

Denominator for basic net (loss) income per share:
Weighted average shares outstanding	23,525	22,937	23,390	22,823

Shares used in basic net (loss) income per share calculation	23,525	22,937	23,390	22,823
Effect of dilutive securities	--	193	--	117

Denominator for diluted net (loss) income per share	23,525	23,130	23,390	22,940

Basic net (loss) income per share	$(0.03)	$0.01	$(0.11)	$0.00
Diluted net (loss) income per share	$(0.03)	$0.01	$(0.11)	$0.00

   For the purpose of computing diluted earnings per share, the weighted average number of potential common shares does not include stock options with an exercise price greater than the average fair value of the Company’s common stock for the period, as the effect would be anti-dilutive. In the three and nine months ended February 28, 2021 potential common shares have not been included in the calculation of diluted net loss per share as the effect would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for these periods are the same. Stock options to purchase 2,804,000 shares of common stock, RSUs for 143,000 shares and ESPP rights to purchase 139,000 ESPP shares were outstanding as of February 28, 2021, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive. Stock options to purchase 2,505,000 shares of common stock were outstanding as of February 29, 2020 but were not included in the computation of diluted net income per share, because the inclusion of such shares would be anti-dilutive.

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

Level 3 - instrument valuations are obtained without observable market values and require a high level of judgment to determine the fair value.

    The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of February 28, 2021 (in thousands):

	Balance as of
	February 28, 2021	Level 1	Level 2	Level 3
Money market funds	$80	$80	$--	$--
Assets	$80	$80	$--	$--

    The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of May 31, 2020 (in thousands):

	Balance as of May 31, 2020	Level 1	Level 2	Level 3
Money market funds	$80	$80	$--	$--
Assets	$80	$80	$--	$--

    Included in money market funds as of February 28, 2021 and May 31, 2020 is $80,000 restricted cash representing a security deposit for the Company’s United States manufacturing and office space lease which is included in other assets in the consolidated balance sheets.

    There were no financial liabilities measured at fair value as of February 28, 2021 and May 31, 2020.

    There were no transfers between Level 1 and Level 2 fair value measurements during the three and nine months ended February 28, 2021.

    The carrying amounts of financial instruments including cash, cash equivalents, receivables, accounts payable and certain other accrued liabilities, approximate fair value due to their short maturities.

6. ACCOUNTS RECEIVABLE, NET

Accounts receivable represent customer trade receivables. As of February 28, 2021 and May 31, 2020, there were no allowances for doubtful accounts. Accounts receivable are derived from the sale of products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies. The Company’s allowance for doubtful accounts is based upon historical experience and review of trade receivables by aging category to identify specific customers with known disputes or collection issues. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received.

7. INVENTORIES

    Inventories are comprised of the following (in thousands):

	February 28,	May 31,
	2021	2020
Raw materials and sub-assemblies	$5,626	$5,055
Work in process	2,713	2,917
Finished goods	--	17
	$8,339	$7,989

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

    The following is a summary of changes in the Company's liability for product warranties during the three and nine months ended February 28, 2021 and February 29, 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020

Balance at the beginning of the period	$244	$190	$246	$154
Accruals for warranties issued during the period	78	26	270	167
Adjustments to previously existing warranty accruals	259	--	346	--
Consumption of reserves	(81)	(30)	(362)	(135)

Balance at the end of the period	$500	$186	$500	$186

    The accrued warranty balance is included in accrued expenses on the accompanying condensed consolidated balance sheets.

9. CUSTOMER DEPOSITS AND DEFERRED REVENUE, SHORT-TERM

    Customer deposits and deferred revenue, short-term (in thousands):

	February 28,	May 31,
	2021	2020
Customer deposits	$471	$--
Deferred revenue	116	170
	$587	$170

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

    On March 27, 2020, the “Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was passed into law. The CARES Act includes several significant business tax provisions including modification to the taxable income limitation for utilization of net operating losses (“NOLs”) incurred in 2018, 2019 and 2020 and the ability to carry back NOLs from those years for a period of up to five years, an increase to the limitation on deductibility of certain business interest expense, bonus depreciation for purchases of qualified improvement property and special deductions on certain corporate charitable contributions. The Company is currently analyzing the impact of these changes and therefore an estimate of the impact to income taxes is not yet available.

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

11. LEASES

    The Company has only operating leases for real estate including corporate offices, warehouse space and certain equipment. A lease with an initial term of 12 months or less is generally not recorded on the condensed consolidated balance sheet, unless the arrangement includes an option to purchase the underlying asset, or renew the arrangement that the Company is reasonably certain to exercise (short-term leases). The Company recognizes lease expense on a straight-line basis over the lease term for short-term leases that the Company does not record on its balance sheet. The Company’s operating leases have remaining lease terms of 1 month to 5 years.

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

    The weighted-average remaining lease term for the Company’s operating leases was 2.6 years at February 28, 2021 and the weighted-average discount rate was 5.4%.

    The Company’s operating lease cost was $193,000 and $568,000 for the three and nine months ended February 28, 2021, respectively. For the three and nine months ended February 29, 2020, operating lease cost was $183,000 and $548,000, respectively.

    The following table presents supplemental cash flow information related to the Company’s operating leases (in thousands):

	Nine Months Ended
	February 28, 2021	February 29, 2020
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows from operating leases	$579	$550

    The following table presents the maturities of the Company’s operating lease liabilities as of February 28, 2021 (in thousands):

Fiscal year	Operating Leases
2021 (excluding the first nine months of 2021)	$199
2022	810
2023	826
2024	164
2025	31
Thereafter	19
Total future minimum operating lease payments	$2,049
Less: imputed interest	(142)
Present value of operating lease liabilities	$1,907

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

    On January 14, 2021, the Company entered into the First Amendment to Loan and Security Agreement (the “Amendment”) with Silicon Valley Bank. The Amendment, among other things, extends the Revolving Line Maturity Date to July 14, 2021; provided, however, that if the Company achieves specified operating metrics on a consolidated basis on or prior to May 31, 2021 the Amended Revolving Line Maturity Date is extended to January 13, 2022.

    At February 28, 2021, the Company had drawn $1,400,000 against the credit facility and was in compliance with all covenants related to obligations to meet reporting requirements. The balance available to borrow under the line at February 28, 2021 was $349,000. There are no financial covenants in the agreement.

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

    Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the Company. The Company applied on November 6, 2020 for loan forgiveness for the full amount of the borrowing and accrued interest. While the Small Business Administration has not yet reviewed and approved the application, going beyond 90 days after submission, the Company believes the expenses met the criteria for forgiveness. However, no assurance can be given that the Company will obtain forgiveness of the amount due under the loan in whole or in part.

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

    The following table summarizes the stock-based compensation expense for the three and nine months ended February 28, 2021 and February 29, 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020
Stock-based compensation in the form of employee stock options, RSUs and ESPP purchase rights, included in:
Cost of sales	$14	$19	$45	$58
Selling, general and administrative	194	137	593	401
Research and development	63	51	160	152
Total stock-based compensation	$271	$207	$798	$611

    As of February 28, 2021 and February 29, 2020, there were no stock-based compensation expenses capitalized as part of inventory.

    During the three months ended February 28, 2021 and February 29, 2020, the Company recorded stock-based compensation expense related to stock options and RSUs under the 2016 Plan of $253,000 and $166,000, respectively. During the nine months ended February 28, 2021 and February 29, 2020, the Company recorded stock-based compensation expense related to stock options and RSUs of $736,000 and $480,000, respectively.

    As of February 28, 2021, the total compensation expense related to unvested stock-based awards under the 2016 Plan, but not yet recognized, was approximately $1,151,000. This expense will be amortized on a straight-line basis over a weighted average period of approximately 2.6 years.

    During the three months ended February 28, 2021 and February 29, 2020, the Company recorded stock-based compensation expense related to the ESPP of $18,000 and $41,000, respectively. During the nine months ended February 28, 2021 and February 29, 2020, the Company recorded stock-based compensation expense related to the ESPP of $62,000 and $131,000, respectively.

    As of February 28, 2021, the total compensation expense related to purchase rights under the ESPP but not yet recognized was approximately $29,000. This expense will be amortized on a straight-line basis over a weighted average period of approximately 1.0 years.

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

    Fair Value. The fair values of the Company’s stock options granted to employees for the three and nine months ended February 28, 2021 and February 29, 2020, were estimated using the following weighted average assumptions in the Black-Scholes option valuation model:

	Three Months Ended	Nine Months Ended
	February 29,	February 28,	February 29,
	2020	2021	2020

Expected term (in years)	5	6	5
Volatility	0.72	0.72	0.71
Risk-free interest rate	1.57%	0.39%	1.85%
Weighted average grant date fair value	$1.37	$1.09	$0.98

    There were no stock options granted during the three months ended February 28, 2021.

    The fair values of the ESPP purchase rights granted for the nine months ended February 28, 2021 and February 29, 2020 were estimated using the following assumptions:

	Nine Months Ended	Nine Months Ended
	February 28, 2021	February 29, 2020

Expected term (in years)	0.5-2.0	0.5-2.0
Volatility	0.74-0.82	0.62-0.71
Expected dividend	$0.00	$0.00
Risk-free interest rates	0.10%-0.14%	1.56%-1.81%
Estimated forfeiture rate	0%	0%
Weighted average grant date fair value	$0.44	$0.80

    There were no ESPP purchase rights granted to employees for the three months ended February 28, 2021 and February 29, 2020. During the nine months ended February 28, 2021 and February 29, 2020, ESPP purchase rights of 81,000 and 38,000 were granted, respectively. Total ESPP shares issued during the nine months ended February 28, 2021 and February 29, 2020 were 72,000 and 71,000 shares, respectively. As of February 28, 2021, there were 511,000 ESPP shares available for issuance. As of February 29, 2020, there were 299,000 ESPP shares available for issuance.

    The following tables summarize the Company’s stock option and RSU transactions during three and nine months ended February 28, 2021 (in thousands):

Available
Shares
Balance, May 31, 2020	1,650

Options granted	(200)
RSUs granted	(196)
Options cancelled	188
RSUs cancelled	2
Options expired	(125)

Balance, August 31, 2020	1,319

Options granted	(73)
RSUs granted	(57)
Options cancelled	185
Options expired	(162)

Balance, November 30, 2020	1,212

RSUs granted	(42)
Shares withheld for taxes and not issued	4
Options cancelled	21

Balance, February 28, 2021	1,195

    The following table summarizes the stock option transactions during the three and nine months ended February 28, 2021 (in thousands, except per share data):

	Outstanding Options
		Weighted
	Number	Average	Aggregate
	of	Exercise	Intrinsic
	Shares	Price	Value
Balances, May 31, 2020	3,153	$2.17	$102

Options granted	200	$1.86
Options cancelled	(188)	$2.18
Options exercised	(148)	$1.30

Balances, August 31, 2020	3,017	$2.19	$148

Options granted	73	$1.44
Options cancelled	(185)	$2.42
Options exercised	(19)	$1.67

Balances, November 30, 2020	2,886	$2.16	$56

Options cancelled	(21)	$1.86
Options exercised	(61)	$2.07

Balances, February 28, 2021	2,804	$2.16	$1,994

Options fully vested and expected to vest at February 28, 2021	2,769	$2.17	$1,967

    The options outstanding and exercisable at February 28, 2021 were in the following exercise price ranges (in thousands, except per share data):

	Options Outstanding			Options Exercisable
	at February 28, 2021			at February 28, 2021
Range of Exercise Prices	Number Outstanding Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.22-$1.34	133	6.30	$1.27	36	6.36	$1.28
$1.64-$1.86	1,047	5.04	$1.70	589	4.50	$1.69
$2.03-$2.46	1,017	3.25	$2.21	781	2.86	$2.19
$2.63-$2.81	405	0.66	$2.71	404	0.65	$2.71
$3.46-$3.93	202	3.41	$3.86	184	3.41	$3.85
$1.22-$3.93	2,804	3.70	$2.16	1,994	3.01	$2.28	$1,224

    The total intrinsic value of options exercised during the three and nine months ended February 28, 2021 was $57,000 and $151,000, respectively. The total intrinsic value of options exercised during the three and nine months ended February 29, 2020 was $92,000 and $159,000, respectively. The weighted average remaining contractual life of the options exercisable and expected to be exercisable at February 28, 2021 was 3.68 years. The weighted average remaining contractual life of the options exercisable and expected to be exercisable at February 29, 2020 was 3.78 years.

    During the three months ended February 28, 2021, RSUs for 4,000 shares, net of 4,000 shares withheld to settle payroll taxes, were granted and fully vested to employees. The market value on the date of the grant of these RSUs was $2.25 per share. During the nine months ended February 28, 2021, RSUs for 165,000 shares, net of 4,000 shares withheld to settle payroll taxes, were granted to employees. The weighted average market value on the date of the grant of these RSUs was $1.87 per share. During the three and nine months ended February 28, 2021, 19,000 and 34,000 RSUs became fully vested, respectively. As of February 28, 2021, 143,000 RSUs remain unvested which had an intrinsic value of $400,000. There were no RSUs granted to employees during the three and nine months ended February 29, 2020. During the three and nine months ended February 29, 2020, 3,000 and 10,000 RSUs became fully vested, respectively. As of February 29, 2020, 13,000 RSUs remain unvested which had an intrinsic value of $27,000.

    During the three months ended February 28, 2021, RSUs for 34,000 shares were granted to members of the Company’s Board of Directors for Board fees. The market value on the date of the grant of these RSUs was $2.25 per share. During the nine months ended February 28, 2021, RSUs for 126,000 shares were granted to members of the Company’s Board of Directors for Board fees. The weighted average market value on the date of the grant of these RSUs was $1.73 per share. All of these RSUs were immediately fully vested. There were no RSUs granted to members of the Company’s Board of Directors during the three and nine months ended February 29, 2020.

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

    Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in thousands):

	February 28,	May 31,
	2021	2020
United States	$612	$662
Asia	5	1
Europe	--	--
	$617	$663

    As of February 28, 2021, the operating lease right-of-use assets of $1,763,000 were allocated in the United States.

    There were no revenues through distributors for the three and nine months ended February 28, 2021 and February 29, 2020.

    Sales to the Company’s five largest customers accounted for approximately 95% and 82% of its net sales in the three and nine months ended February 28, 2021, respectively. Four customers accounted for approximately 55%,15%, 11% and 11% of the Company’s net sales in the three months ended February 28, 2021. Four customers accounted for approximately 33%,15%, 14% and 11% of the Company’s net sales in the nine months ended February 28, 2021. Sales to the Company’s five largest customers accounted for approximately 94% and 89% of its net sales in the three and nine months ended February 29, 2020, respectively. One customer accounted for approximately 71% of the Company’s net sales in the three months ended February 29, 2020. Two customers accounted for approximately 51% and 18% of the Company’s net sales in the nine months ended February 29, 2020. No other customers represented more than 10% of the Company’s net sales in the three and nine months ended February 28, 2021 and February 29, 2020.

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

COVID-19 PANDEMIC RESPONSE

    The Company has been impacted by the outbreak of the novel coronavirus, known as COVID-19, which has spread throughout the world. The Company’s top priority during the COVID-19 pandemic is protecting the health and safety of its employees and their families, customers and community. We introduced policies and procedures to increase workplace flexibility, such as working remotely where possible to reduce the number of people who are on campus each day. As a global supplier of Critical Infrastructure Sectors, as defined by the Cybersecurity and Infrastructure Security Agency, we have supported and continue to support customers during the pandemic. In the interest of public health, all onsite operations generally use the minimum number of people to safely execute tasks and follow enhanced safety and health protocols including screenings, social distancing, and use of personal protective equipment.

    Due to the impact of the COVID-19 pandemic on customers and customers’ customers, the Company experienced a significant drop in customer orders and revenues in the three and nine months ended February 28, 2021. In response, we have implemented cost reduction initiatives to mitigate operating losses, including mandatory vacation days, shutdown days, and executive staff pay reductions.

    We continue to monitor the situation. As of the date of this report, we cannot predict with certainty the potential effects the COVID-19 pandemic may continue to have on our business and our operating results. While the overall environment remains uncertain, we continue to invest in priority areas with the objective of driving profitable growth over the long term.

OVERVIEW

    We were founded in 1977 to develop and manufacture burn-in and test equipment for the semiconductor industry. Since our inception, we have sold more than 2,500 systems to semiconductor manufacturers, semiconductor contract assemblers and burn-in and test service companies worldwide. Our principal products currently are the FOX full wafer contact parallel test and burn-in system, WaferPak aligners, WaferPak contactors, DiePak autoloaders, the DiePak carrier, test fixtures and the Advanced Burn-in and Test System, or ABTS.

    Our net sales consist primarily of sales of systems, WaferPak aligners, WaferPak contactors, DiePak autoloaders, DiePak carriers, test fixtures, upgrades and spare parts, revenues from service contracts, and engineering development charges. Our selling arrangements may include contractual customer acceptance provisions, which are mostly deemed perfunctory or inconsequential, and installation of the product occurs after shipment and transfer of title.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, assumptions and judgments, including those related to customer programs and incentives, product returns, bad debts, inventories, income taxes, financing operations, warranty obligations, and long-term service contracts. Our estimates are derived from historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Those results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of the critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020.

    There have been no material changes to our critical accounting policies and estimates during the three and nine months ended February 28, 2021 compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020.

RESULTS OF OPERATIONS

    The following table sets forth items in our unaudited condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.0	51.1	72.1	54.3
Gross profit	36.0	48.9	27.9	45.7

Operating expenses:
Selling, general and administrative	31.2	30.9	52.0	31.6
Research and development	17.2	13.8	29.3	13.7
Total operating expenses	48.4	44.7	81.3	45.3

(Loss) income from operations	(12.4)	4.2	(53.4)	0.4

Interest (expense) income, net	(0.2)	0.2	(0.4)	0.2
Net gain from dissolution of Aehr Test Systems Japan	--	--	24.4	--
Other (expense) income, net	(0.7)	(0.2)	(1.5)	--

(Loss) income before income tax (expense) benefit	(13.3)	4.2	(30.9)	0.6

Income tax (expense) benefit	(0.7)	(0.2)	2.0	(0.2)
Net (loss) income	(14.0)	4.0	(28.9)	0.4
Less: Net income attributable to the noncontrolling interest	--	--	--	--

Net (loss) income attributable to Aehr Test Systems common shareholders	(14.0)%	4.0%	(28.9)%	0.4%

THREE MONTHS ENDED FEBRUARY 28, 2021 COMPARED TO THREE MONTHS ENDED FEBRUARY 29, 2020

    NET SALES. Net sales decreased to $5.3 million for the three months ended February 28, 2021 from $6.1 million for the three months ended February 29, 2020, a decrease of 13.8%. The decrease in net sales for the three months ended February 28, 2021 was impacted by the continued challenging global business environment created by the COVID-19 pandemic which resulted in the decrease in net sales of both our wafer-level products and Test During Burn-in (TDBI) products. Net sales of the wafer-level products for the three months ended February 28, 2021 were $5.0 million, and decreased approximately $415,000 from the three months ended February 29, 2020. Net sales of the TDBI products for the three months ended February 28, 2021 were $274,000, and decreased approximately $429,000 from the three months ended February 29, 2020.

    GROSS PROFIT. Gross profit decreased to $1.9 million for the three months ended February 28, 2021 from $3.0 million for the three months ended February 29, 2020, a decrease of 36.7%. Gross profit margin decreased to 36.0% for the three months ended February 28, 2021 from 48.9% for the three months ended February 29, 2020. The decrease in gross profit margin was primarily due to increased warranty provision, including a $299,000 charge related to a voluntary replacement of a component to improve long term reliability of our systems, resulting in a 6.0% gross profit margin reduction, manufacturing inefficiencies due to a lower level of net sales resulting in a 3.0% gross profit margin reduction, and a higher level of inventory reserves recorded resulting in 1.6% gross profit margin reduction.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses decreased to $1.6 million for the three months ended February 28, 2021 from $1.9 million for the three months ended February 29, 2020, a decrease of 13.1%. The decrease in SG&A expenses was primarily due to a decrease in employment related expenses due to cost reduction initiatives.

    RESEARCH AND DEVELOPMENT. R&D expenses increased to $903,000 for the three months ended February 28, 2021 from $845,000 for the three months ended February 29, 2020, an increase of 6.9%. The increase in R&D expenses was primarily due to an increase in employment related expenses.

    INTEREST (EXPENSE) INCOME, NET. Interest expense, net for the three months ended February 28, 2021 was $10,000 compared with interest income, net for the three months ended February 29, 2020 of $13,000. The interest expense for the three months ended February 28, 2021 was from the PPP Loan that we obtained on April 23, 2020.

    OTHER (EXPENSE) INCOME, NET. Other expense, net was $39,000 and $9,000 for the three months ended February 28, 2021 and February 29, 2020, respectively. The change in other expense, net was primarily due to losses realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

    INCOME TAX (EXPENSE) BENEFIT. Income tax expense was $34,000 and $14,000 for the three months ended February 28, 2021 and February 29, 2020, respectively.

NINE MONTHS ENDED FEBRUARY 28, 2021 COMPARED TO NINE MONTHS ENDED FEBRUARY 29, 2020

    NET SALES. Net sales decreased to $9.0 million for the nine months ended February 28, 2021 from $18.5 million for the nine months ended February 29, 2020, a decrease of 51.6%. The decrease in net sales for the nine months ended February 28, 2021 was impacted by the continued challenging global business environment created by the COVID-19 pandemic which resulted in the decrease in net sales of both our wafer-level products and TDBI products. Net sales of the wafer-level products for the nine months ended February 28, 2021 were $7.8 million, and decreased approximately $8.8 million from the nine months ended February 29, 2020. Net sales of the TDBI products for the nine months ended February 28, 2021 were $1.2 million, and decreased approximately $790,000 from the nine months ended February 29, 2020.

    GROSS PROFIT. Gross profit decreased to $2.5 million for the nine months ended February 28, 2021 from $8.5 million for the nine months ended February 29, 2020, a decrease of 70.5%. Gross profit margin decreased to 27.9% for the nine months ended February 28, 2021 from 45.7% for the nine months ended February 29, 2020. The decrease in gross profit margin was primarily due to manufacturing inefficiencies due to a lower level of net sales resulting in a 8.6% gross profit margin reduction, increased warranty provision, including a $299,000 charge related to a voluntary replacement of a component to improve long term reliability of our systems, resulting in a 6.0% gross profit margin reduction, and a higher level of inventory reserves recorded resulting in 1.2% gross profit margin reduction.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses decreased to $4.7 million for the nine months ended February 28, 2021 from $5.9 million for the nine months ended February 29, 2020, a decrease of 20.5%. The decrease in SG&A expenses was primarily due to a decrease in employment related expenses due to cost reduction initiatives.

    RESEARCH AND DEVELOPMENT. R&D expenses increased to $2.6 million for the nine months ended February 28, 2021 from $2.5 million for the nine months ended February 29, 2020, an increase of 3.6%. The increase in R&D expenses was primarily due to an increase in R&D material expenses.

    INTEREST (EXPENSE) INCOME, NET. Interest expense, net for the nine months ended February 28, 2021 was $35,000 compared with interest income, net for the nine months ended February 29, 2020 of $27,000. The interest expense for the nine months ended February 28, 2021 was from the PPP Loan that we obtained on April 23, 2020.

    NET GAIN FROM DISSOLUTION OF AEHR TEST SYSTEMS JAPAN. Net gain from dissolution of Aehr Test Systems Japan was $2.2 million for the nine months ended February 28, 2021, due to the release of the cumulative translation adjustment in connection with the complete liquidation of Aehr Test Systems Japan subsidiary in July 2020.

    OTHER (EXPENSE) INCOME, NET. Other expense, net for the nine months ended February 28, 2021 was $139,000 compared with other income, net for the nine months ended February 29, 2020 of $6,000. The changes in other (expense) income, net was primarily due to losses or gains realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

    INCOME TAX (EXPENSE) BENEFIT. Income tax benefit for the nine months ended February 28, 2021 was $177,000 compared with income tax expense of $26,000 for the nine months ended February 29, 2020. During the nine months ended February 28, 2021, the currency translation adjustment balance was released and the residual income tax effect of $215,000 was recorded pursuant to the inter-period allocation rules in connection with the complete liquidation of Aehr Test Systems Japan subsidiary in July 2020.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was $2.5 million and $640,000 for the nine months ended February 28, 2021 and February 29, 2020, respectively. For the nine months ended February 28, 2021, net cash used in operating activities was primarily the result of net loss of $2.6 million, as adjusted to exclude the effect of net gain from dissolution of Aehr Test Systems Japan of $2.4 million, including an income tax benefit of $215,000, a non-cash charge of stock-based compensation expense of $798,000 and depreciation and amortization of $239,000. Net cash used in operations was also impacted by a decrease in accounts receivable of $1.1 million. The decrease in accounts receivable was primarily due to a decrease in sales for the nine months ended February 28, 2021 compared with the nine months ended May 31, 2020. For the nine months ended February 29, 2020, net cash used in operating activities was primarily the result of net income of $83,000, as adjusted to exclude the effect of non-cash charges of stock-based compensation expense of $611,000 and depreciation and amortization expenses of $298,000. Net cash used in operations was also impacted by a decrease in accounts receivable of $1.4 million, partially offset by a decrease in customer deposits and deferred revenue of $1.3 million and a decrease in accounts payable of $1.0 million. The decrease in accounts receivable was primarily due to improvements in customer payment terms. The decrease in customer deposits and deferred revenue was primarily due to the decrease in backlog of customer orders with down payments. The decrease in accounts payable was primarily due to lower inventory purchases.

    Net cash used in investing activities was $205,000 and $149,000 for the nine months ended February 28, 2021 and February 29, 2020, respectively. Net cash used in investing activities during the nine months ended February 28, 2021 and February 29, 2020 was primarily due to purchases of property and equipment.

    Financing activities provided cash of $1.9 million and $423,000 for the nine months ended February 28, 2021 and February 29, 2020, respectively. Net cash provided by financing activities during the nine months ended February 28, 2021 was due to $1.4 million borrowing from our line of credit and $483,000 in proceeds from the issuance of common stock under employee plans. Net cash provided by financing activities during the nine months ended February 29, 2020 was due to the proceeds from the issuance of common stock under employee plans.

    The effect of fluctuation in exchange rates increased cash by $138,000 for the nine months ended February 28, 2021 and decreased cash by $4,000 for the nine months ended February 29, 2020. The changes were due to the fluctuation in the value of the dollar compared to foreign currencies.

    As of February 28, 2021 and May 31, 2020, we had working capital of $9.5 million and $13.8 million, respectively.

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

    Since inception, we have incurred substantial cumulative losses and negative cash flows from operations. In response, we took steps to minimize expense levels, entered into credit arrangements, and raised capital through public and private equity offerings, to increase the likelihood that we will have sufficient cash to support operations. We anticipate that the existing cash balance together with future income from operations, collections of existing accounts receivable, revenue from our existing backlog of products of $4.6 million as of this filing date, the sale of inventory on hand, deposits and down payments against significant orders will be adequate to meet our working capital and capital equipment requirement needs over the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the timing and cost to introduce new and enhanced products and the timing and cost to implement new manufacturing technologies. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. Any additional debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of the Company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    We had no holdings of derivative financial or commodity instruments as of February 28, 2021 or May 31, 2020.

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

    A majority of our revenue and capital spending is transacted in U.S. Dollars. We also enter into transactions in other currencies, primarily Euros and Philippine Peso. Since our subsidiaries’ financial statements are based in their local currency and our condensed consolidated financial statements are based in U.S. Dollars, we and our subsidiaries recognize foreign exchange gains or losses in any period in which the value of the local currency rises or falls in relation to the U.S. Dollar. A 10% decrease in the value of the subsidiaries’ local currency as compared with the U.S. Dollar would not be expected to result in a significant change to our net income or loss. There have been no material changes in our risk exposure since the end of the last fiscal year, nor are any material changes to our risk exposure anticipated.

Item 4. CONTROLS AND PROCEDURES

    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

    None.

Item 4. MINE SAFETY DISCLOSURES

    Not Applicable

Item 5. OTHER INFORMATION

    None.

Item 6. EXHIBITS

Exhibit No.	Description

3.1(1)	Amended and Restated Bylaws of the Registrant.

4.2(2)	Amended and Restated 2006 Employee Stock Purchase Plan.

10.1(3)	First Amendment to Loan and Security Agreement, dated as of January 14, 2021, by and between Silicon Valley Bank and Aehr Test Systems.

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

(3)  Incorporated by reference to Exhibit 10.1 previously filed with the Company’s Form 8-K filed with the SEC on January 20, 2021 (File No. 000-22893).

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

Aehr Test Systems
(Registrant)

Date: April 13, 2021	By:	/s/ GAYN ERICKSON
Gayn Erickson
President and Chief Executive Officer (Principal Executive Officer)

Date: April 13, 2021	By:	/s/ KENNETH B. SPINK
Kenneth B. Spink
Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)