Form 10-K
period 2021-05-31
AEHR TEST SYSTEMS
filed 2021-08-27
CIK 1040470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended May 31, 2021
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

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

     The aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates of the registrant, based upon the closing price of $1.65 on November 30, 2020, as reported on the NASDAQ Capital Market, was $34,124,251. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock (other than such persons of whom the Registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

     The number of shares of registrant’s common stock, par value $0.01 per share, outstanding at July 31, 2021 was 24,168,522.

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended May 31, 2021.

AEHR TEST SYSTEMS

FORM 10-K
FISCAL YEAR ENDED MAY 31, 2021

TABLE OF CONTENTS

PART I

  This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “plan,” “intend,” “expect,” “could,” “target,” “project,” “should,” “predict,” “potential,” “would,” “seek” and similar expressions and the negative of those expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. These risks include but are not limited to those factors identified in “Risk Factors” beginning on page 11 of this Annual Report on Form 10-K, those factors that we may from time to time identify in our periodic filings with the Securities and Exchange Commission, as well as other factors beyond our control. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. Unless the context requires otherwise, references in this Form 10-K to “Aehr Test,” the “Company,” “we,” “us” and “our” refer to Aehr Test Systems.

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

PART I

Item 1. Business

THE COMPANY

    Aehr Test was incorporated in the state of California on May 25, 1977. We develop, manufacture and sell solutions that are designed to reduce the cost of testing and to perform reliability screening and stress testing, burn-in or cycling, of homogeneous and heterogenous logic and memory semiconductor integrated circuits, sensors, power and optical devices. These solutions can be used to simultaneously perform parallel testing and burn-in of packaged devices, singulated bare die or semiconductor devices while still in wafer form. The expanding automotive, mobility, networking, and telecommunications markets require semiconductor devices that meet increased quality and reliability specifications. To meet these needs, device manufacturers are increasing capacity and performing additional testing and burn-in of their products, creating opportunities for Aehr Test products in package and wafer-level testing. Leveraging its expertise as a long-time leading provider of burn-in equipment, and having installed over 2,500 systems worldwide, the Company has developed and introduced several innovative product families, including the ABTSTM and FOXTM family of systems, the WaferPakTM Contactor and the DiePak® Carrier for making electrical and thermal contact with devices under test, and WaferPak Aligners and DiePak Autoloaders for handling and alignment of devices into the corresponding WaferPaks and DiePaks. The ABTS family of packaged part burn-in and test systems can perform test during burn-in of complex devices, such as digital signal processors, microprocessors, microcontrollers, memory and systems-on-a-chip, and offers individual temperature control for high-power advanced logic devices while in a packaged form. The FOX family of systems are parallel test and burn-in systems designed to contact all devices on one or more wafers or panels of devices simultaneously, thus enabling cost effective full wafer parallel test and burn-in. The FOX systems are also used for parallel test and burn-in of singulated die or very small multi-IC modules. The WaferPak Contactor includes a full-wafer probe card for use in testing wafers in FOX systems. The DiePak Carrier is a reusable, temporary package that enables IC manufacturers to perform cost-effective test and burn-in of singulated bare die or very small multi-IC modules.

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

    Testing and reliability screening involve multiple steps. The first set of tests is typically performed by semiconductor device manufacturers before the processed semiconductor wafer is cut into individual die, in order to avoid the cost of packaging defective die into their packages. This “wafer probe” testing can be performed on one or many die at a time, including testing the entire wafer at once. Most leading-edge microprocessors, microcontrollers, digital signal processors, memory ICs, sensors, power and optical devices (such as vertical-cavity surface-emitting lasers, or VCSELs) then undergo an extensive reliability screening and stress testing procedure known as burn-in or cycling, depending on the application. This can either be done at the wafer level, before the die are packaged, or at the package level, after the die are packaged. The burn-in process screens for early failures by operating the device at elevated voltages and temperatures, at up to 150 degrees Celsius (302 degrees Fahrenheit) or higher. Depending upon the application, the burn-in times can range anywhere from minutes to hours or even days. A typical burn-in system can process thousands of devices simultaneously. After burn-in, the devices undergo a final test process using automatic test equipment, or testers. For example, this cycling process screens silicon carbide semiconductor devices used in electric vehicle engine controller inverters and their corresponding on-board battery chargers for failure to meet current carrying, power loss and leakage specifications, as well as endurance requirements.

MARKETS

    The Company’s semiconductor test and reliability qualification solutions address multiple test and burn-in segments including silicon carbide devices for electric vehicles, silicon photonics markets that include data center infrastructure and worldwide 5G infrastructure, 2D/3D sensor markets related to consumer electronics and automotive applications, and the data storage and memory markets.

Silicon Carbide

    Silicon carbide power semiconductors have emerged as the preferred technology for battery electric vehicle power conversion in on-board and off-board electric vehicle battery chargers, and the electric power conversion and control of the electric engines. These devices reduce power loss by as much as greater than 75% over power silicon alternatives like IGBT (Insulated-Gate Bipolar Transistor) devices, which has essentially changed the entire market dynamic. With this development, the Company sees most, if not every automotive company that is working on electric vehicles, moving to silicon carbide-based powertrain and charging systems in the near future.

    Aehr’s FOX-XP test and burn-in system allows for one of the key reliability screening tests to be completed on an entire wafer full of devices, testing all of them at one time, while also testing and monitoring every device for failures during the burn-in process to provide critical information on those devices. This is an enormously valuable capability, as it allows its customers to screen devices that would otherwise fail after they are packaged into multi-die modules where the yield impact is 10 times or even 100 times as costly. The Company’s FOX-P family of products are very cost-effective solutions for ensuring the critical quality and reliability of devices in this market, where performance and reliability can not only mean increased battery life, but also assurance against failure of a vehicle whose power semiconductor fails in the power train.

Silicon Photonics

    The silicon photonics market is seeing increasing deployment of devices used in the expansion of bandwidth and infrastructure to meet the explosive growth of data center and 5G infrastructure.

    The rapid growth of integrated optical devices in data centers and data center interconnect infrastructure, mobile devices, automotive applications, and wearable biosensor markets is driving substantially higher requirements for initial quality and long-term reliability, and they are increasing with every new product generation.

    Silicon photonics devices are highly integrated silicon-based semiconductors that have embedded or integrated the non-silicon based laser transmitters and receivers to enable a smaller, lower cost, higher reliable alternative to traditional fiber optic transceivers currently used in data center and telecommunication infrastructure. These require a process step in manufacturing called stabilization where the devices are subjected to high temperatures and power to stabilize their output power. The Company’s solution makes it feasible to burn-in integrated silicon photonics devices while still in wafer form without adding the cost to the transceiver printed circuit board and other mechanical infrastructure of the final transceiver module, and that has both yield and significant cost savings. In the case of silicon photonics, the laser devices are bonded directly to a silicon-based device that has all the logic multiplexing and de-multiplexing, and other high-speed communication subsystems, all integrated into a silicon-based integrated circuit.

Mobile 2D and 3D Sensors

    Sensors used in mobile devices such as smartphones, tablets, wearables such as watches and fitness bands, and audio devices have become pervasive. Initially, sensors on smartphones allowed basic functions we have all come to expect such as touchscreens, rotational sensors, and fingerprint sensors, but have gotten more complex with added capabilities such as 3D facial recognition and time of flight distance measurements. We will see the addition of health monitoring sensors, 3D measurement capability, and other advanced sensors in the future. As sensors become more pervasive and add critical new functionality to devices, it becomes more and more important that the data collected be accurate and reliable, which we believe will drive more and more requirements for our solutions for production test and burn-in of these sensors.

    In addition, the rapid growth and increasing demand for reliability in automotive sensor technologies is a key market driver for the Company. These technologies include ADAS (Advanced Driver Assistance Systems) capabilities such as collision avoidance systems using laser, LIDAR (Light Detection and Ranging), and RADAR (Radio Detection and Ranging) or other sensing technologies. More and more new vehicles now include as standard capabilities collision avoidance systems that detect obstacles and monitor the vehicle’s surroundings to notify the driver of dangerous conditions and take evasive action. In addition to autonomous vehicles that require extremely high reliability of the devices in these systems, more and more vehicles around the world are embedding these systems and sensors into their everyday driving features. The Company sees the rising tide of the increasing number of embedded sensors and electrical and optical systems in vehicles as a key driver of the increasing market need for more and more reliable semiconductors. This, in turn, is increasing the need for 100% production test and burn-in of devices in order to lower the infant mortality rate and ensure that these devices and systems operate over the life of the vehicles.

Data Storage and Memory

    The Company also sees the data storage and memory markets as critical new opportunities for its systems where these end markets and customers require devices to have extremely high levels of quality and long-term reliability.

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

    FULL WAFER CONTACT SYSTEMS

    The FOX-XP test and burn-in system, introduced in July 2016, is designed for devices in wafer, singulated die, and module form that require test and burn-in times typically measured in hours to days. The FOX-XP system can test and burn-in up to 18 wafers at a time. For high reliability applications, such as automotive, mobile devices, networking, telecommunications, sensors, power and solid-state devices, the FOX-XP system is a cost-effective solution for producing tested and burned-in die for use in multi-chip packages. Using Known-Good Die, or KGD, which are fully burned-in and tested die, in multi-chip/heterogeneous packages helps assure the reliability of the final product and lowers costs by increasing the yield of high-cost multi-chip packages. Wafer-level burn-in and test enables lower cost production of KGD for multi-chip modules, 3-D stacked packages and systems-in-a-package. The FOX-P platform has been extended for burn-in and test of small multi-die modules by using DiePak Carriers. The DiePak Carrier with its multi-module sockets and high wattage dissipation capabilities has a capacity of hundreds of die or modules, much higher than the capacity of a traditional burn-in system with traditional single-device sockets and heat sinks. This capability was introduced in March 2017.

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

    The FOX-CP was introduced in February 2019 and is a low-cost single-wafer compact test and reliability verification solution for logic, memory, power and photonic devices. The FOX-CP reduces test cost by functionally testing wafers during reliability screening to identify failing logic, memory, power or photonic die before the die are integrated into their final package, and is optimal for test times ranging from minutes to a few hours or where multiple touchdowns are required to test the entire wafer. The FOX-CP includes an integrated prober which is equipped with optics for automatic pattern recognition so that the wafer is aligned properly for the testing process. It complements the capabilities of the FOX-XP and FOX-NP systems, which are optimal when the test time is measured in hours or days and the full wafer can be tested in a single touchdown.

    The FOX-1P full wafer parallel test system, introduced in October 2014, is designed for massively parallel testing of devices at wafer level. The FOX-1P system is designed to make electrical contact to and test all of the die on a wafer in a single touchdown. The FOX-1P test head and WaferPak Contactor are compatible with industry-standard 300 mm wafer probers, which provide the wafer handling and alignment automation for the FOX-1P system. The FOX-1P pattern generator is designed to functionally test industry-standard memory devices such as flash and DRAMs, and it is optimized to test memory or logic ICs that incorporate design for testability, or DFT, and built-in self-test, or BIST. The FOX-1P universal per-pin architecture is designed to provide per-pin electronics and per-device power supplies and is tailored to full-wafer functional test. The Company believes that the FOX-1P system can significantly reduce the cost of testing IC wafers. The Company’s FOX-1P system was partially funded through a development agreement with a leading semiconductor manufacturer. The Company received the first production order of this new system and shipped the first system in July 2016.

   One of the key components of the FOX systems is the patented WaferPak Contactor. The WaferPak Contactor contains a full-wafer single-touchdown probe card which is easily removable from the system. Traditional probe cards often are only able to contact only a portion of the wafer, requiring multiple touchdowns to test the entire wafer. Traditional probe cards also require the use of a dedicated wafer prober handler for each wafer in order to press the wafer up to make contact with the probe card. The need for a wafer prober per wafer is a significant cost adder to the cost of testing a wafer, and also creates the need for significant clean room space to facility the footprint of a wafer prober per wafer. The unique design of the WaferPak as well as the FOX-XP and FOX-NP systems remove the need for a dedicated wafer prober per wafer. A single FOX-XP system with a set of WaferPak Contactors can test up to 18 wafers at a time in the same footprint as a single-wafer wafer prober and test system offered by Aehr’s competitors. The WaferPak Contactor is intended to accommodate a wide range of contactor technologies so that the contactor technology can evolve along with the changing requirements of the customer’s wafers. The WaferPak Contactors are custom designed for each device type, each of which has a typical lifetime of two to seven years, depending on the device life cycle. Therefore, multiple sets of WaferPak Contactors could be purchased over the life of a FOX system.

    Another key component of the FOX-XP and FOX-NP systems is the patented DiePak Carrier. The DiePak Carrier, which is easily removable from the system, contains many multi-module or die sockets with very fine-pitch probes. Traditional sockets contact only a single device, requiring multiple large numbers of sockets and burn-in boards to test a production lot of devices. The unique design accommodates a wide range of socket sizes and densities so that the DiePak Carrier technology can evolve along with the changing requirements of the customer’s devices. The DiePak Carriers are custom designed for each device type, each of which has a typical lifetime of two to seven years, depending on the device life cycle. Therefore, multiple sets of DiePak Carriers could be purchased over the life of a FOX-XP or FOX-NP system.

    Another key component of our FOX-XP and FOX-NP and test solution is the WaferPak Aligner. The WaferPak Aligner performs alignment of the customer’s wafer to the WaferPak Contactor so that the wafer can be tested and burned-in by the FOX-XP and FOX-NP systems. The Company offers an automated aligner for high volume production applications, which can support several FOX-XP or FOX-NP systems, and a manual aligner for low volume production or engineering applications.

    Similar to the WaferPak Aligner for WaferPak Contactors, the Company offers the DiePak Loader for DiePak Carriers. The DiePak Loader performs automatic loading of the customer’s modules to the DiePak Carrier so that the modules can be tested and burned-in by the FOX-XP and FOX-NP system. Typically, one DiePak Loader can support several FOX-XP or FOX-NP systems.

    Net sales of full wafer contact product lines, systems, WaferPak Contactors, DiePaks Carriers and services for fiscal 2021, 2020 and 2019 were $15.0 million, $19.8 million, and $14.6 million, respectively, and accounted for approximately 90%, 89% and 69% of the Company’s net sales in fiscal 2021, 2020 and 2019, respectively.

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

    Net sales of packaged part product lines, systems and services for fiscal 2021, 2020 and 2019 were $1.6 million, $2.5 million, and $6.4 million, respectively, and accounted for approximately 10%, 11% and 31% of the Company’s net sales in fiscal 2021, 2020 and 2019, respectively.

CUSTOMERS

    The Company markets and sells its products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies.

    Sales to the Company’s five largest customers accounted for approximately 84%, 87%, and 80% of its net sales in fiscal 2021, 2020 and 2019, respectively. During fiscal 2021, Advanced Semiconductor Engineering, Inc., ON Semiconductor Korea, Ltd., or ON Semiconductor, Intel Corporation, or Intel, and Inphi International Pte. Ltd, or Inphi, accounted for approximately 24%, 23%, 20% and 10%, respectively, of the Company’s net sales. During fiscal 2020, Intel, ON Semiconductor and STMicroelectronics, Inc., or STMicroelectronics, accounted for approximately 43%, 16% and 15%, respectively, of the Company’s net sales. During fiscal 2019, Intel, Texas Instruments Incorporated, or Texas Instruments, Cypress Semiconductor Corporation, or Cypress Semiconductor, and STMicroelectronics accounted for approximately 36%, 14%, 12% and 10%, respectively, of the Company’s net sales. No other customers accounted for more than 10% of the Company’s net sales for any of these periods. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. In addition, sales to particular customers may fluctuate significantly from quarter to quarter. Such fluctuations may result in changes in utilization of the Company’s facilities and resources. The loss of or reduction or delay in orders from a significant customer or a delay in collecting or failure to collect accounts receivable from a significant customer could materially and adversely affect the Company’s business, financial condition and operating results.

MARKETING, SALES AND CUSTOMER SUPPORT

    The Company has sales and service operations in the United States, Philippines and Taiwan, dedicated service resources in Germany, China and South Korea, and has established a network of distributors and sales representatives in certain key parts of the world. In fiscal 2020, the Company moved to a sales representative distributorship model for sales in Japan and Germany, substantially closing its subsidiary in Japan, see Note 17, “Restructuring,” of the Notes to Consolidated Financial Statements, and eliminating the direct sales staff at its Germany subsidiary. See “REVENUE RECOGNITION” in Item 7 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion of the Company’s relationship with distributors, and its effects on revenue recognition.

    The Company’s customer service and support program includes system installation, system repair, applications engineering support, spare parts inventories, customer training and documentation. The Company has applications engineering and field service personnel located near and sometimes co-located at our customers and includes resources at the corporate headquarters in Fremont, California, at customer locations in Texas, at the Company’s subsidiaries in Germany and Philippines, at its branch office in Taiwan, and also through 3rd party agreements in China and South Korea. The Company’s distributors provide applications and field service support in other parts of the world. The Company customarily provides a warranty on its products. The Company offers service contracts on its systems directly and through its subsidiaries, distributors and representatives. The Company believes that maintaining a close relationship with customers and providing them with ongoing engineering support improves customer satisfaction and will provide the Company with a competitive advantage in selling its products to the Company’s customers.

BACKLOG

    At May 31, 2021, the Company’s backlog was $1.6 million compared with $2.5 million at May 31, 2020. The Company’s backlog consists of product orders for which confirmed purchase orders have been received and which are scheduled for shipment within 12 months. Due to the possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments or development projects, the Company’s backlog as of a particular date may not be indicative of net sales for any succeeding period.

RESEARCH AND PRODUCT DEVELOPMENT

    The Company historically has devoted a significant portion of its financial resources to research and development programs and expects to continue to allocate significant resources to these efforts. Certain research and development expenditures related to non-recurring engineering milestones have been transferred to cost of goods sold, reducing research and development expenses. The Company’s research and development expenses during fiscal 2021, 2020 and 2019 were $3.7 million, $3.4 million and $4.2 million, respectively.

    The Company conducts ongoing research and development to design new products and to support and enhance existing product lines. Building upon the expertise gained in the development of its existing products, the Company has developed the FOX family of systems for performing test and burn-in of entire processed wafers, and burn-in of devices in singulated die and module form, including the FOX-NP and FOX-CP systems released during fiscal 2019. The Company is developing enhancements to our packaged parts and wafer level burn-in products, intended to improve the capability and performance for testing and burn-in of future generation devices and provide the flexibility in a wide variety of applications.

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

PROPRIETARY RIGHTS

    The Company relies primarily on the technical and creative ability of its personnel, its proprietary software, and trade secrets and copyright protection, rather than on patents, to maintain its competitive position. The Company’s proprietary software is copyrighted and licensed to the Company’s customers. At May 31, 2021, the Company held 52 issued United States patents with expiration date ranges from 2022 to 2038 and had several additional United States patent applications and foreign patent applications pending.

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

HUMAN CAPITAL RESOURCES

    As of May 31, 2021, the Company, including its foreign subsidiaries and one branch office, employed 79 persons collectively, on a regular full-time basis, of whom 16 were engaged in research, development and related engineering, 21 were engaged in manufacturing, 34 were engaged in marketing, sales and customer support and 8 were engaged in general administration and finance functions. In addition, the Company from time to time employs a number of contractors, temporary, and part-time employees, particularly to perform customer support and manufacturing.

    The Company’s employees are dispersed across principal offices in the United States, Germany, Taiwan, and Philippines. In addition, our service and support organization has employees located worldwide, at or near customer facilities, to provide timely customer response. As of May 31, 2021 regular full-time employees were located in the following geographic areas: 59 United States, 1 Germany, 4 Taiwan, and 15 in the Philippines.

    The Company’s success is in part dependent on its ability to attract and retain highly skilled workers, who are in high demand. None of the Company’s employees are represented by a union and the Company has never experienced a work stoppage. The Company’s management considers its relations with its employees to be good. The Company regularly evaluates its ability to attract and retain its employees. The Company has had relatively low turnover rates within its workforce, with 60% of its United States workforce being with the Company for 10 years or more.

    The Company believes that the investments we make in driving a strong, values-based culture and supporting its employees through programs, development, and competitive pay enhances its organizational capability. Company management quarterly reviews retention and turnover, employee communications, performance review status, and compensation and benefits to identify potential issues or opportunities. The Company periodically performs employee surveys to monitor employee satisfaction and the Company follows-up with an action planning process to actively respond to employee feedback.

    The Company has been impacted by the outbreak of the novel coronavirus, known as COVID-19, which has spread throughout the world. Our business’ top priority during the COVID-19 pandemic is protecting the health and safety of our employees and their families, customers and community. We introduced policies and procedures to increase workplace flexibility such as working remotely where possible to reduce the number of people who are on campus each day. As a global supplier of Critical Infrastructure Sectors, as defined by the cybersecurity and Infrastructure Security Agency, we have supported and continue to support customers during the pandemic. In the interest of public health, all onsite operations generally use the minimum number of people to safely execute tasks and follow enhanced safety and health protocols including screenings, social distancing, and use of personal protective equipment.

BUSINESS SEGMENT DATA AND GEOGRAPHIC AREAS

    The Company operates in a single business segment, the designing, manufacturing and marketing of advanced test and burn-in products to the semiconductor manufacturing industry in several geographic areas. Selected financial information, including net sales and property and equipment, net for each of the last three fiscal years, by geographic area is included in Part II, Item 8, Note 2, “Revenue” and Note 15, “Segment Information” and certain risks related to such operations are discussed in Part I, Item 1A, Risk Factors, under the heading “We sell our products and services worldwide, and our business is subject to risks inherent in conducting business activities in geographic regions outside of the United States.”

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

Risks Related to our Business and Industry

The effects of the COVID-19 pandemic have disrupted, and may continue to significantly disrupt, our operations, including our ability to manufacture and supply products and perform research and development activities, and our customers’ usage of our products, all of which have had and may continue to have a material and adverse effect on our business, future revenues and financial condition. We are unable to predict the extent to which the pandemic and related impacts will continue to adversely impact our business operations, financial performance, results of operations and the achievement of our strategic objectives.

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

    The COVID-19 pandemic has created economic uncertainty and volatility in the financial markets around the world, resulting in economic uncertainty that has affected and will likely continue to affect demand for our products and impact our results of operations. As a result, this may lead to periods of regional, national, and global economic slowdown or regional, national, or global recessions that would curtail or delay spending by semiconductor manufacturers and contract assemblers and affect demand for our products as well as increase the risk of customer defaults or delays in payments. Our customers may delay or cancel orders for our products due to bankruptcy, lack of liquidity, lack of funding, operational failures, or other reasons. The ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: government’s, business’ and individuals’ actions that have been and may continue to be taken in response to the pandemic (including restrictions on travel and transport and workforce pressures); the impact of the pandemic and actions taken in response to global and regional economies, travel, and economic activity; the availability of federal, state, local or non-U.S. funding programs; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery as the COVID-19 pandemic subsides. Although the magnitude of the continuing impact of COVID-19 on our business operations remains uncertain and difficult to predict, and this remains a highly dynamic situation, we have experienced and will continue to experience in subsequent periods, disruptions to our business that will likely continue to impact our business, financial condition and results of operations.

We generate a large portion of our sales from a small number of customers. If we were to lose one or more of our large customers, operating results could suffer dramatically.

    The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and contract assemblers accounting for a substantial portion of the purchases of semiconductor equipment. Sales to our five largest customers accounted for approximately 84%, 87%, and 80% of our net sales in fiscal 2021, 2020 and 2019, respectively. During fiscal 2021, Advanced Semiconductor Engineering, Inc., ON Semiconductor, Intel and Inphi accounted for approximately 24%, 23%, 20% and 10%, respectively, of the Company’s net sales. During fiscal 2020, Intel, ON Semiconductor and STMicroelectronics, accounted for approximately 43%, 16% and 15%, respectively, of the Company’s net sales. During fiscal 2019, Intel, Texas Instruments, Cypress Semiconductor and STMicroelectronics, accounted for approximately 36%, 14%, 12% and 10%, respectively, of the Company’s net sales. No other customers accounted for more than 10% of our net sales for any of these periods.

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

A decrease in customer device failure rates may result in a decrease in demand for our products.

    Customer tool utilization is driven by many factors including failure rates of customer devices. Improvements in yield may result in customers decreasing test and burn-in times, or electing to perform sampling rather than 100% burn-in of their devices. Based upon data obtained from our systems customers may revise internal manufacturing processes to decrease failure rates. A decrease in customer tool utilization may result in a decrease in demand for our products impacting our business and results of operations.

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

Operational and Other Risks

Supply chain issues, including a shortage of critical components or contract manufacturing capacity, could result in a delay in fulfillment of customer orders, or an increase in costs, resulting in an adverse impact on our business and operating results.

    Our sales growth depends on our ability to obtain timely deliveries of parts from our suppliers and contract manufacturers. There is currently a market shortage of semiconductor and other component supply which has affected, and could further affect, lead times, the cost of supply, and our ability to meet customer demand for our products. While we have taken steps to obtain an assurance of supply from our key suppliers, the market shortage of semiconductor supply may impact our ability to meet customer order fulfillments, or result in a significant increase in costs of our inventories. Manufacturing issues or capacity problems experienced by our suppliers or contract manufacturers could impact our ability to secure sufficient supply of critical components. Due to the market shortage of semiconductor supply, suppliers and contract manufacturers may commit their capacity to others, limiting our supplies or increasing costs. The failure to obtain timely delivery of supplies, or a significant increase in costs, could result in a material impact in our business and results from operations.

We sell our products and services worldwide, and our business is subject to risks inherent in conducting business activities in geographic regions outside of the United States.

    Approximately 68%, 39%, and 36% of our net sales for fiscal 2021, 2020 and 2019, respectively, were attributable to sales to customers for delivery outside of the United States. We operate sales and service in Taiwan, a service organization in Germany and Philippines, as well as direct support through third party agreements in China and South Korea. We expect that sales of products for delivery outside of the United States will continue to represent a substantial portion of our future net sales. Our future performance will depend, in significant part, upon our ability to continue to compete in foreign markets which in turn will depend, in part, upon a continuation of current trade relations between the United States and foreign countries in which semiconductor manufacturers or assemblers have operations. A change toward more protectionist trade legislation in either the United States or such foreign countries, such as a change in the current tariff structures, export compliance or other trade policies, could adversely affect our ability to sell our products in foreign markets. In addition, we are subject to other risks associated with doing business internationally, including longer receivable collection periods and greater difficulty in accounts receivable collection, the burden of complying with a variety of foreign laws, difficulty in staffing and managing global operations, the impact of the COVID-19 pandemic on the global economy and financial markets, risks of civil disturbance or other events which may limit or disrupt markets, international exchange restrictions, changing political conditions and monetary policies of foreign governments.

    Our net sales for fiscal 2021 were primarily denominated in U.S. Dollars. However, because a substantial portion of our net sales is from sales of products for delivery outside the United States, an increase in the value of the U.S. Dollar relative to foreign currencies would increase the cost of our products compared to products sold by local companies in such markets. In addition, since the price is determined at the time a purchase order is accepted, we are exposed to the risks of fluctuations in the U.S. Dollar exchange rate during the lengthy period from the date a purchase order is received until payment is made. This exchange rate risk is partially offset to the extent our foreign operations incur expenses in the local currency. To date, we have not invested in any instruments designed to hedge currency risks. Our operating results could be adversely affected by fluctuations in the value of the U.S. Dollar relative to other currencies.

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

     We rely on subcontractors to manufacture many of the components or subassemblies used in our products. Our FOX and ABTS systems, WaferPak contactors, DiePak carriers, WaferPak Aligners, and DiePak Loaders contain several components, including environmental chambers, power supplies, high-density interconnects, wafer contactors, module contactors, signal distribution substrates, and certain ICs that are currently supplied by only one or a limited number of suppliers. Our reliance on subcontractors and single source suppliers involves a number of significant risks, including the loss of control over the manufacturing process, the potential absence of adequate capacity and reduced control over delivery schedules, manufacturing yields, quality and costs. In the event that any significant subcontractor or single source supplier is unable or unwilling to continue to manufacture subassemblies, components or parts in required volumes, we would have to identify and qualify acceptable replacements. The process of qualifying subcontractors and suppliers could be lengthy, and no assurance can be given that any additional sources would be available to us on a timely basis. Any delay, interruption or termination of a supplier relationship could adversely affect our ability to deliver products, which would harm our operating results.

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

    In recent years, in the face of a downturn in our business and a decline in our net sales, we implemented a variety of cost controls and restructured our operations with the goal of reducing our operating costs to position ourselves to more effectively meet the needs of the then weak market for test and burn-in equipment. In fiscal 2019 and 2020, we implemented restructuring plans in order to streamline our operations and better align our structure with our objectives going forward. While we took significant steps to minimize our expense levels and to increase the likelihood that we would have sufficient cash to support operations during the downturn, from fiscal 2009 through fiscal 2020, with the exception of fiscal 2014 and 2018, we experienced operating losses. We anticipate that our existing cash balance together with income from operations, collections of existing accounts receivable, revenue from our existing backlog of products, the sale of inventory on hand, and deposits and down payments against significant orders will be adequate to meet our working capital and capital equipment requirements. Depending on our rate of growth and profitability, and our ability to obtain significant orders with down payments, we may require additional equity or debt financing to meet our working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required, or if available, that such financing can be obtained on terms satisfactory to us.

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

Risks Related to Ownership of our Common Stock

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

Risks Related to our Legal/Organizational Structure

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

Item 1B. Unresolved Staff Comments

    None.

Item 2. Properties

    The Company’s principal administrative and production facilities are located in Fremont, California, in a 51,289 square foot building. The Company’s lease was renewed in February 2018 and expires in July 2023. The Company maintained a facility in Japan located in a 418 square foot office in Tokyo under a lease which expired in June 2020. The Company also maintained a 1,585 square foot warehouse in Yamanashi under a lease which expired in June 2020. The Company substantially closed its subsidiary Aehr Test Systems Japan K.K. in March 2020, completing the liquidation of the legal entity in July 2020, see Note 17, “Restructuring,” of the Notes to Consolidated Financial Statements. The Company leases a 492 square foot sales and support office in Utting, Germany. The lease, which began February 1, 1992 and expires on January 31, 2023, contains an automatic twelve months renewal, at rates to be determined, if no notice is given prior to six months from expiry. On November 18, 2020, the Company established a wholly owned new subsidiary, Aehr Test Systems Philippines Inc., which has been in full operation since March 2021.  The Company leases a facility in Philippines located in a 2,713 square foot building in Clark Freeport Zone, Pampanga. The lease, which began January 1, 2021 and expires on December 31, 2025, contains an option to renew for another three years at rates stipulated in the contract, notice for renewal is given six months from expiry. The Company periodically evaluates its global operations and facilities to bring its capacity in line with demand and to provide cost efficient services for its customers. In prior years, through this process, the Company has moved from certain facilities that exceeded the capacity required to satisfy its needs. The Company believes that its existing facilities are adequate to meet its current and reasonably foreseeable requirements. The Company regularly evaluates its expected future facilities requirements and believes that alternate facilities would be available if needed.

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

	High	Low
Fiscal 2021:
First quarter ended August 31, 2020	$2.49	$1.63
Second quarter ended November 30, 2020	1.90	1.15
Third quarter ended February 28, 2021	3.60	1.56
Fourth quarter ended May 31, 2021	3.17	1.94

Fiscal 2020:
First quarter ended August 31, 2019	$1.87	$1.27
Second quarter ended November 30, 2019	2.33	1.28
Third quarter ended February 29, 2020	2.78	1.75
Fourth quarter ended May 31, 2020	2.24	1.10

    At August 3, 2021, the Company had 120 holders of record of its common stock. A substantially greater number of holders of the Company’s common stock are “street name” or beneficial holders whose shares are held by banks, brokers and other financial institutions.

    The Company has not paid cash dividends on its common stock or other securities. The Company currently anticipates that it will retain its future earnings, if any, for use in the expansion and operation of its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future.

    The Company did not repurchase any of its common stock during the fiscal year ended May 31, 2021.

PERFORMANCE MEASUREMENT COMPARISON

    The following graph shows a comparison of total shareholder return for holders of the Company's common stock for the last five fiscal years ended May 31, 2021, compared with the NASDAQ Composite Index and the Philadelphia Semiconductor Index. The graph assumes that $100 was invested in the Company's common stock, in the NASDAQ Composite Index and the Philadelphia Semiconductor Index on May 31, 2016, and that all dividends were reinvested. The Company believes that while total shareholder return can be an important indicator of corporate performance, the stock prices of semiconductor equipment companies like us are subject to a number of market-related factors other than company performance, such as competitive announcements, mergers and acquisitions in the industry, the general state of the economy and the performance of other semiconductor equipment company stocks. Stock prices and shareholder returns over the indicated period should not be considered indicative of future stock prices or shareholder returns.

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

    We derived the statements of operations data for the fiscal years ended May 31, 2021, 2020 and 2019 and the balance sheet data as of May 31, 2021 and 2020 from our audited consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. We derived the statements of operations data for the fiscal years ended May 31, 2018 and 2017 and the balance sheet data as of May 31, 2019, 2018 and 2017 from our audited consolidated financial statements and related notes which are not included in this Annual Report on Form 10-K. We have not declared or distributed any cash dividends.

	Fiscal Year Ended May 31,
	2021	2020	2019	2018	2017
	(In thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS:

Net sales	$16,600	$22,291	$21,056	$29,555	$18,898
Cost of sales	10,568	13,920	13,454	17,169	12,118
Gross profit	6,032	8,371	7,602	12,386	6,780

Operating expenses:
Selling, general and administrative	6,562	7,530	7,724	7,290	7,052
Research and development	3,652	3,386	4,153	4,181	4,657
Restructuring	--	220	725	--	--

Total operating expenses	10,214	11,136	12,602	11,471	11,709

(Loss) income from operations	(4,182)	(2,765)	(5,000)	915	(4,929)

Interest (expense) income, net	(46)	10	(252)	(399)	(678)
Net gain from dissolution of Aehr Test Systems Japan	2,186	--	--	--	--
Other (expense) income, net	(162)	(11)	44	(61)	(21)

(Loss) income before income tax benefit (expense)	(2,204)	(2,766)	(5,208)	455	(5,628)

Income tax benefit (expense)	177	(36)	(27)	73	(25)
Net (loss) income	(2,027)	(2,802)	(5,235)	528	(5,653)
Less: Net income attributable to the noncontrolling interest	--	--	--	--	--

Net (loss) income attributable to Aehr Test Systems common shareholders	$(2,027)	$(2,802)	$(5,235)	$528	$(5,653)
Net (loss) income per share:
Basic	$(0.09)	$(0.12)	$(0.23)	$0.02	$(0.35)
Diluted	$(0.09)	$(0.12)	$(0.23)	$0.02	$(0.35)

Shares used in per share calculations:
Basic	23,457	22,882	22,387	21,732	16,267
Diluted	23,457	22,882	22,387	22,782	16,267

	May 31,
	2021	2020	2019	2018	2017
CONSOLIDATED BALANCE SHEETS:

Cash and cash equivalents	$4,582	$5,433	$5,428	$16,848	$17,803
Working capital	10,123	13,786	14,522	18,308	21,494
Total assets	21,665	20,574	21,307	30,955	30,892

Long-term obligations, less current portion	1,155	2,653	342	522	6,214
Total shareholders' equity	11,449	14,056	15,453	19,285	16,794

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our “Selected Consolidated Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

COVID-19 PANDEMIC RESPONSE

    The Company has been impacted by the outbreak of the novel coronavirus, known as COVID-19, which has spread throughout the world. Our business’ top priority during the COVID-19 pandemic is protecting the health and safety of our employees and their families, customers and community. We introduced policies and procedures to increase workplace flexibility such as working remotely where possible to reduce the number of people who are on campus each day. As a global supplier of Critical Infrastructure Sectors, as defined by the Cybersecurity and Infrastructure Security Agency, we have supported and continue to support customers during the pandemic. In the interest of public health, all onsite operations generally use the minimum number of people to safely execute tasks and follow enhanced safety and health protocols including screenings, social distancing, and use of personal protective equipment.

    Due to the impact of the COVID-19 pandemic on customers and customers’ customers, we experienced a significant drop in customer orders and revenues in the fiscal year ended May 31, 2021 and the last quarter of fiscal year ended May 31, 2020. In response, we have implemented cost reduction initiatives to mitigate operating losses, including mandatory vacation days, shutdown days, and executive staff pay reductions. On April 23, 2020, we received proceeds of $1,679,000 from a Paycheck Protection Program Loan (the “PPP Loan”), under the CARES Act which we used to retain employees, maintained payroll and made lease and utility payments. The entire PPP Loan balance and interest were forgiven on June 4, 2021, see Note 18, “Subsequent Event” of the Notes to Consolidated Financial Statements.

    We will continue to monitor the situation. As of the date of this report, we cannot predict with certainty the potential effects the COVID-19 pandemic may continue to have on our business and our operating results. While the overall environment remains uncertain, we continue to aggressively invest in priority areas with the objective of driving profitable growth over the long term.

OVERVIEW

    We were founded in 1977 to develop and manufacture burn-in and test equipment for the semiconductor industry. Since our inception, we have installed over 2,500 systems at semiconductor manufacturers, semiconductor contract assemblers and burn-in and test service companies worldwide. Our principal products currently are the FOX-XP, FOX-NP, and FOX-CP wafer contact and singulated die/module parallel test and burn-in systems, WaferPak Aligner, WaferPak contactors, DiePak Loader, DiePak carriers and test fixtures.

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

    INVENTORY OBSOLESCENCE

    In each of the last three fiscal years, we wrote down our inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions, see Note 6, “Balance Sheet Detail.” If future market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

  INCOME TAXES

    Income taxes are accounted for under the asset-and-liability method as required by FASB ASC Topic 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period corresponding to the enactment date. Under ASC 740, a valuation allowance is required when it is more likely than not all or some portion of the deferred tax assets will not be realized through generating sufficient future taxable income.

    FASB ASC Subtopic 740-10, Accounting for Uncertainty of Income Taxes, (“ASC 740-10”) defines the criterion an individual tax position must meet for any part of the benefit of the tax position to be recognized in financial statements prepared in conformity with GAAP. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not such tax position will be sustained on examination by the taxing authorities, based solely on the technical merits of the respective tax position. The tax benefits recognized in the financial statements from such a tax position should be measured based on the largest benefit having a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. In accordance with the disclosure requirements of ASC 740-10, the Company’s policy on income statement classification of interest and penalties related to income tax obligations is to include such items as part of income taxes.

    STOCK-BASED COMPENSATION EXPENSE

    Stock-based compensation expense consists of expenses for stock options, restricted stock units, or RSUs, and employee stock purchase plan, or ESPP, purchase rights. Stock-based compensation cost for stock options and ESPP purchase rights is measured at each grant date, based on the fair value of the award using the Black-Scholes option valuation model, and is recognized as expense over the employee’s requisite service period. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. Our employee stock options have characteristics significantly different from those of publicly traded options. For RSUs, stock-based compensation cost is based on the fair value of our common stock at the grant date, and is recognized as expense over the employee’s requisite service period. All of our stock-based compensation is accounted for as an equity instrument.

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

    There were no restructuring charges during fiscal year ended May 31, 2021. In the fiscal year ended May 31, 2020, we recognized $220,000 in restructuring charges related to the dissolution of Aehr Test Systems Japan K.K (“ATS-Japan”), a majority owned subsidiary.  The restructuring charges included severance payments for individuals impacted in this reduction, legal fees associated with the dissolution process, and write-off of assets.  Restructuring charges for the fiscal year ended May 31, 2019 were related to a restructuring plan implemented in order to streamline our operations and better align our structure with our objectives going forward. We recognized $725,000 of employee termination expenses for the fiscal year ended May 31, 2019.

RESULTS OF OPERATIONS

    The following table sets forth statements of operations data as a percentage of net sales for the periods indicated.

	Year Ended May 31,
	2021	2020	2019

Net sales	100.0%	100.0%	100.0%
Cost of sales	63.7	62.4	63.9
Gross profit	36.3	37.6	36.1

Operating expenses:
Selling, general and administrative	39.5	33.8	36.7
Research and development	22.0	15.2	19.7
Restructuring	--	1.0	3.4

Total operating expenses	61.5	50.0	59.8

Loss from operations	(25.2)	(12.4)	(23.7)

Interest (expense) income, net	(0.3)	--	(1.2)
Net gain from dissolution of Aehr Test Systems Japan	13.2	--	--
Other (expense) income, net	(1.0)	--	0.2

Loss before income tax benefit (expense)	(13.3)	(12.4)	(24.7)

Income tax benefit (expense)	1.1	(0.2)	(0.2)

Net loss	(12.2)	(12.6)	(24.9)
Less: Net income attributable to the noncontrolling interest	--	--	--
Net loss attributable to Aehr Test Systems common shareholders	(12.2)%	(12.6)%	(24.9)%

FISCAL YEAR ENDED MAY 31, 2021 COMPARED TO FISCAL YEAR ENDED MAY 31, 2020

    NET SALES. Net sales decreased to $16.6 million for the fiscal year ended May 31, 2021 from $22.3 million for the fiscal year ended May 31, 2020, a decrease of 25.5%. The decrease in net sales for the fiscal year ended May 31, 2021 was impacted by the continued challenging global business environment created by the COVID-19 pandemic which resulted in the decrease in net sales of both our wafer-level products and Test During Burn-in (TDBI) products. Net sales of our wafer-level products for fiscal 2021 were $15.0 million, and decreased approximately $4.8 million from fiscal 2020. Net sales of our TDBI products for fiscal 2021 were $1.6 million, and decreased approximately $928,000 from fiscal 2020.

    GROSS PROFIT. Gross profit decreased to $6.0 million for the fiscal year ended May 31, 2021 from $8.4 million for the fiscal year ended May 31, 2020, a decrease of 27.9%. Gross profit margin decreased to 36.3% for the fiscal year ended May 31, 2021 from 37.6% for the fiscal year ended May 31, 2020. The decrease in gross profit margin was primarily due to manufacturing inefficiencies due to a lower level of net sales and increased warranty provision related to a voluntary replacement of a component to improve long term reliability of our systems, partially offset by a lower level of inventory reserves recorded.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses were $6.6 million for the fiscal year ended May 31, 2021, compared with $7.5 million for the fiscal year ended May 31, 2020, a decrease of 12.9%. The decrease in SG&A expenses was primarily due to decreases in employment related expenses as a result of cost reduction initiatives implemented in fiscal 2021.

    RESEARCH AND DEVELOPMENT. R&D expenses were $3.7 million for the fiscal year ended May 31, 2021, compared with $3.4 million for the fiscal year ended May 31, 2020, an increase of 7.9%. The increase in R&D expenses was primarily due to increases in project expenses of $169,000 and employment related expenses of $104,000.

    RESTRUCTURING. There were no restructuring charges for the fiscal year ended May 31, 2021. Restructuring charges for the fiscal year ended May 31, 2020 were related to the dissolution of Aehr Test Systems Japan K.K (ATS-Japan), a majority owned subsidiary. In connection with the dissolution plan, the Company recognized approximately $220,000 related to severance payments for individuals impacted in this reduction and legal fees associated with the dissolution process in the fourth quarter of fiscal 2020.

    INTEREST (EXPENSE) INCOME, NET. Interest expense, net was $46,000 for the fiscal year ended May 31, 2021 compared with interest income, net which was $10,000 for the fiscal year ended May 31, 2020. The interest expense for the fiscal year ended May 31, 2021 was from the PPP Loan that we obtained on April 23, 2020.

    NET GAIN FROM DISSOLUTION OF AEHR TEST SYSTEMS JAPAN. Net gain from dissolution of Aehr Test Systems Japan was $2.2 million for the fiscal year ended May 31, 2021, due to the release of the cumulative translation adjustment in connection with the complete liquidation of Aehr Test Systems Japan subsidiary in July 2020.

    OTHER (EXPENSE) INCOME, NET. Other expense, net was $162,000 and $11,000 for the fiscal year ended May 31, 2021 and 2020, respectively. The change in other expense, net was primarily due to losses realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

    INCOME TAX BENEFIT (EXPENSE). Income tax benefit for the fiscal year ended May 31, 2021 was $177,000 compared with income tax expense of $36,000 for the fiscal year ended May 31, 2020. During the fiscal year ended May 31, 2021, the currency translation adjustment balance was released and the residual income tax effect of $215,000 was recorded pursuant to the inter-period allocation rules in connection with the complete liquidation of Aehr Test Systems Japan subsidiary in July 2020.

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

    INTEREST INCOME (EXPENSE), NET. Interest income, net was $10,000 for the fiscal year ended May 31, 2020 compared with interest expense, net of $252,000 for the fiscal year ended May 31, 2019. The decrease in interest expense, net was primarily due to the repayment of convertible notes which matured on April 10, 2019, partially offset by a decrease in interest income due to a decrease in our investment portfolio.

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

LIQUIDITY AND CAPITAL RESOURCES

    We consider cash and cash equivalents as liquid and available for use. As of May 31, 2021 and 2020, respectively, we had $4.6 million and $5.4 million in cash and cash equivalents.

    Net cash used in operating activities was $2.7 million and $2.0 million for the fiscal years ended May 31, 2021 and 2020, respectively. For the fiscal year ended May 31, 2021, net cash used in operating activities was primarily the result of the net loss of $2.0 million, as adjusted to exclude the effect of net gain from dissolution of Aehr Test Systems Japan of $2.4 million, including an income tax benefit of $215,000, a non-cash charge for stock-based compensation expense of $1.1 million and depreciation and amortization of $310,000. Net cash used in operations was also impacted by increases in accounts receivable and inventories of $1.4 million and $972,000, respectively, partially offset by increases in accounts payable and accrued expenses of $1.9 million and $732,000, respectively. The increase in accounts receivable was primarily due to higher shipment activities toward the end of fiscal year ended May 31, 2021. The increase in inventory was to support expected future shipments for customer orders. The increase in accounts payable was primarily due to inventory purchases to support future shipments. The increase in accrued expenses was primarily due to increases in warranty provision and accrued employment related expenses. For the fiscal year ended May 31, 2020, net cash used in operating activities was primarily the result of the net loss of $2.8 million, as adjusted to exclude the effect of non-cash charges of stock-based compensation expense of $910,000 and depreciation and amortization of $384,000. Net cash used in operations was also impacted by decreases in customer deposits and deferred revenue of $1.5 million and in accounts payable of $1.0 million, partially offset by decreases in inventories and accounts receivable of $1.2 million each. The decrease in customer deposits and deferred revenue was primarily due to the decrease in backlog of customer orders with down payments. The decrease in accounts payable was primarily due to a reduction in inventory purchases. The decrease in inventories was primarily due to the increase in inventory reserves related to older products. The decrease in accounts receivable was primarily due to lower shipment activities toward the end of the fiscal year ended May 31, 2020.

    Net cash used in investing activities was $227,000 and $163,000 for the fiscal years ended May 31, 2021 and 2020, respectively. Net cash used in investing activities for the fiscal years ended May 31, 2021 and 2020 was due to the purchases of property and equipment.

    Net cash provided by financing activities was $2.0 million and $2.2 million for the fiscal year ended May 31, 2021 and 2020, respectively. Net cash provided by financing activities during the fiscal year ended May 31, 2021 was due to $1.4 million borrowing from our line of credit and $560,000 in proceeds from the issuance of common stock under employee plans. Net cash provided by financing activities during the fiscal year ended May 31, 2020 was due to the proceeds of $1.7 million from the PPP Loan, and the net proceeds from issuance of common stock under employee plans of $493,000.

    The effect of fluctuation in exchange rates increased cash by $117,000 and $20,000 for the fiscal year ended May 31, 2021 and 2020, respectively. The changes were due to the fluctuation in the value of the dollar compared to foreign currencies.

    As of May 31, 2021 and 2020, we had working capital of $10.1 million and $13.8 million, respectively.

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

    Net cash used in investing activities was $173,000 for the fiscal year ended May 31, 2019 was due to the purchase of property and equipment.

    Net cash used in financing activities of $5.6 million for the fiscal year ended May 31, 2019 was primarily due to the repayment of certain convertible notes in the aggregate amount of $6.1 million on the maturity date of April 10, 2019, partially offset by proceeds from issuance of common stock under employee plans of $559,000.

    The effect of fluctuation in exchange rates decreased cash by $59,000 for the fiscal year ended May 31, 2019 due to the fluctuation in the value of the dollar compared to foreign currencies.

    As of May 31, 2019, we had working capital of $14.5 million.

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

    Since inception, we have incurred substantial cumulative losses and negative cash flows from operations. In response, we took steps to minimize expense levels, entered into credit arrangements, and raised capital through public and private equity offerings, to increase the likelihood that we will have sufficient cash to support operations. We anticipate that the existing cash balance together with future income from operations, collections of existing accounts receivable, revenue from our existing backlog of products as of this filing date, the sale of inventory on hand, deposits and down payments against significant orders will be adequate to meet our working capital and capital equipment requirement needs over the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the timing and cost to introduce new and enhanced products and the timing and cost to implement new manufacturing technologies. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. Any additional debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of the Company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

OFF-BALANCE SHEET FINANCING

    We have not entered into any off-balance sheet financing arrangements and have not established any special purpose or variable interest entities.

OVERVIEW OF CONTRACTUAL OBLIGATIONS

    The following table provides a summary of such arrangements, or contractual obligations.

	Payments Due by Period (in thousands)
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years
Lease obligations	$1,861	$813	$997	$51	$--
Line of credit	1,400	1,400	--	--	--
Current portion of long-term debt	1,679	1,679	--	--	--
Interest on long-term debt (1)	16	16	--	--	--
Purchases (2)	3,377	3,377	--	--	--
Total	$8,333	$7,285	$997	$51	$--

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

    We had no holdings of derivative financial or commodity instruments at May 31, 2021.

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

    A majority of our revenue and capital spending is transacted in U.S. Dollars. We also enter into transactions in other currencies, primarily Euros, New Taiwan Dollar, and Philippine Peso. Since our subsidiaries’ financial statements are based in their local currency and our condensed consolidated financial statements are based in U.S. Dollars, our subsidiaries and we recognize foreign exchange gains or losses in any period in which the value of the local currency rises or falls in relation to the U.S. Dollar. A 10% decrease in the value of the subsidiaries’ local currency as compared with the U.S. Dollar would not be expected to result in a significant change to our net income or loss. There have been no material changes in our risk exposure since the end of the last fiscal year, nor are any material changes to our risk exposure anticipated.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Aehr Test Systems and its subsidiaries (the “Company”) as of May 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended May 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory Valuation – Adjustments for Excess or Obsolete Inventory

As described in Note 1 to the consolidated financial statements, the Company’s consolidated inventories balance was $8.8 million as of May 31, 2021. The Company’s inventory is stated at the lower of cost, which is determined on a standard cost basis on a first-in, first-out method, or net realizable value. The Company evaluates the net realizable value by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory. If actual demand were to be substantially lower than estimated, there could be a significant adverse impact on the carrying value of the inventory and results of operations.

The principal considerations for our determination that performing procedures relating to adjustments for excess or obsolete inventory is a critical audit matter are the significant amount of judgement by management in developing the assumptions of the forecasted product demand, which in turn led to significant auditor judgement, subjectivity, and effort in performing audit procedures and evaluating audit evidence relating to the forecasted product demand. Additionally, for certain new sales channels there may be limited historical data with which to evaluate forecasts.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, testing management’s process for developing the estimate of the adjustments for excess or obsolete inventory, testing the completeness and accuracy of the underlying data used in the estimate, and evaluating management’s assumptions of forecasted product demand. Evaluating management’s demand forecast for reasonableness involved considering historical sales of its products, comparing prior period estimates to actual results of the same period, and determining whether the demand forecast used was consistent with evidence obtained in other areas of the audit.

/s/ BPM LLP

We have served as the Company’s auditor since 2005.

San Jose, California
August 27, 2021

AEHR TEST SYSTEMS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	May 31,
	2021	2020
ASSETS

Current assets:
Cash and cash equivalents	$4,582	$5,433
Accounts receivable, net	5,202	3,717
Inventories	8,849	7,989
Prepaid expenses and other	551	512

Total current assets	19,184	17,651

Property and equipment, net	677	663
Operating lease right-of-use assets	1,606	2,107
Other assets	198	153

Total assets	$21,665	$20,574

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,893	$945
Accrued expenses	2,163	1,439
Operating lease liabilities, short-term	737	658
Customer deposits and deferred revenue, short-term	189	170
Line of credit	1,400	--
Current portion of long-term debt	1,679	653

Total current liabilities	9,061	3,865

Operating lease liabilities, long-term	1,007	1,605
Long-term debt, net of current portion	--	1,026
Deferred revenue, long-term	99	22
Other long-term liabilities	49	--

Total liabilities	10,216	6,518

Commitments and contingencies (Note 20)

Aehr Test Systems shareholders' equity:

Preferred stock, $0.01 par value: Authorized: 10,000 shares; Issued and outstanding: none	--	--
Common stock, $0.01 par value: Authorized: 75,000 shares; Issued and outstanding: 23,725 shares and 23,107 shares at May 31, 2021 and 2020 respectively	237	231
Additional paid-in capital	87,553	85,898
Accumulated other comprehensive income	(28)	2,234
Accumulated deficit	(76,313)	(74,286)
Total Aehr Test Systems shareholders' equity	11,449	14,077
Noncontrolling interest	--	(21)
Total shareholders' equity	11,449	14,056
Total liabilities and shareholders' equity	$21,665	$20,574

The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended May 31,
	2021	2020	2019

Net sales	$16,600	$22,291	$21,056
Cost of sales	10,568	13,920	13,454
Gross profit	6,032	8,371	7,602

Operating expenses:
Selling, general and administrative	6,562	7,530	7,724
Research and development	3,652	3,386	4,153
Restructuring	--	220	725

Total operating expenses	10,214	11,136	12,602

Loss from operations	(4,182)	(2,765)	(5,000)

Interest (expense) income, net	(46)	10	(252)
Net gain from dissolution of Aehr Test Systems Japan	2,186	--	--
Other (expense) income, net	(162)	(11)	44

Loss before income tax benefit (expense)	(2,204)	(2,766)	(5,208)

Income tax benefit (expense)	177	(36)	(27)
Net loss	(2,027)	(2,802)	(5,235)
Less: Net income attributable to the noncontrolling interest	--	--	--

Net loss attributable to Aehr Test Systems common shareholders	$(2,027)	$(2,802)	$(5,235)

Net loss per share – basic and diluted	$(0.09)	$(0.12)	$(0.23)
Shares used in per share calculation – basic	23,457	22,882	22,387
Shares used in per share calculation – diluted	23,457	22,882	22,387

                      The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)

	Year Ended May 31,
	2021	2020	2019

Net loss	$(2,027)	$(2,802)	$(5,235)

Other comprehensive income (loss), net of tax: Foreign currency translation income (loss)	160	2	(61)
Reclassification of cumulative translation adjustment as a result of dissolution of Aehr Test Systems Japan	(2,401)	--	--

Total comprehensive loss	(4,268)	(2,800)	(5,296)
Less: Comprehensive income (loss) attributable to noncontrolling interest	21	(2)	1

Comprehensive loss, attributable to Aehr Test Systems	$(4,289)	$(2,798)	$(5,297)

                            The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)

						Total Aehr
				Accumulated		Test
			Additional	Other		Systems		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’	Noncontrolling	Shareholders'
	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
Balances, May 31, 2018	22,143	$221	$83,041	$2,292	$(66,249)	$19,305	$(20)	$19,285

Issuance of common stock under employee plans	526	6	553	--	--	559	--	559
Stock-based compensation	--	--	905	--	--	905	--	905
Net loss	--	--	--	--	(5,235)	(5,235)	--	(5,235)
Foreign currency translation adjustment	--	--	--	(62)	--	(62)	1	(61)

Balances, May 31, 2019	22,669	227	84,499	2,230	(71,484)	15,472	(19)	15,453

Issuance of common stock under employee plans	444	4	499	--	--	503	--	503
Shares repurchased for tax withholdings on vesting of RSUs	(6)	--	(10)	--	--	(10)	--	(10)
Stock-based compensation	--	--	910	--	--	910	--	910
Net loss	--	--	--	--	(2,802)	(2,802)	--	(2,802)
Foreign currency translation adjustment	--	--	--	4	--	4	(2)	2

Balances, May 31, 2020	23,107	231	85,898	2,234	(74,286)	14,077	(21)	14,056

Issuance of common stock under employee plans	627	6	574	--	--	580	--	580
Shares repurchased for tax withholdings on vesting of RSUs	(9)	--	(20)	--	--	(20)	--	(20)
Stock-based compensation	--	--	1,101	--	--	1,101	--	1,101
Net loss	--	--	--	--	(2,027)	(2,027)	--	(2,027)
Reclassification of cumulative translation adjustment	--	--	--	(2,401)	--	(2,401)	--	(2,401)
Foreign currency translation adjustment	--	--	--	139	--	139	21	160

Balances, May 31, 2021	23,725	$237	$87,553	$(28)	$(76,313)	$11,449	--	$11,449

The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended May 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(2,027)	$(2,802)	$(5,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,101	910	905
Recovery of doubtful accounts	--	--	(3)
Depreciation and amortization	310	384	431
Loss on disposal of assets	--	45	--
Net gain from dissolution of Aehr Test Systems Japan	(2,186)	--	--
Income tax benefit related to dissolution of Aehr Test Systems Japan	(215)	--	--
Changes in operating assets and liabilities:
Accounts receivable	(1,373)	1,161	(2,043)
Inventories	(972)	1,164	(112)
Prepaid expenses and other	(81)	271	84
Accounts payable	1,877	(1,024)	210
Accrued expenses	732	(589)	402
Customer deposits and deferred revenue	96	(1,542)	(355)
Deferred rent	--	--	90
Other long-term liabilities	47	--	--
Income taxes payable	(10)	(2)	(11)
Net cash used in operating activities	(2,701)	(2,024)	(5,637)

Cash flows from investing activities:
Purchases of property and equipment	(227)	(163)	(173)
Net cash used in investing activities	(227)	(163)	(173)

Cash flows from financing activities:
Repayment of convertible notes	--	--	(6,110)
Proceeds from long-term debt	--	1,679	--
Line of credit borrowings, net	1,400	--	--
Proceeds from issuance of common stock under employee plans	580	503	559
Shares repurchased for tax withholdings on vesting of restricted stock units	(20)	(10)	--
Net cash provided by (used in) financing activities	1,960	2,172	(5,551)

Effect of exchange rates on cash, cash equivalents and restricted cash	117	20	(59)

Net (decrease) increase in cash, cash equivalents and restricted cash	(851)	5	(11,420)

Cash, cash equivalents and restricted cash, beginning of year	5,513	5,508	16,928
Cash, cash equivalents and restricted cash, end of year	$4,662	$5,513	$5,508

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$15	$42	$37
Interest	$6	$--	$610

Supplemental disclosure of non-cash flow information:
Net transfer of equipment between inventory and property and equipment	$113	$112	$119

The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS:

    Aehr Test Systems (the “Company”) was incorporated in California in May 1977 and primarily designs, engineers and manufactures test and burn-in equipment used in the semiconductor industry. The Company’s principal products are the FOX-XP, FOX-NP, and FOX-CP wafer contact parallel test and burn-in systems, the WaferPak full wafer contactor, the DiePak carrier, the WaferPak aligner, the DiePak autoloader, and test fixtures.

LIQUIDITY:

    Since inception, the Company has incurred substantial cumulative losses and negative cash flows from operations. In response, the Company took steps to minimize expense levels, entered into credit arrangements, and raised capital through public and private equity offerings, to increase the likelihood that it will have sufficient cash to support operations.

    At May 31, 2021, the Company had $4.6 million in cash and cash equivalents. The Company anticipates that the existing cash and cash equivalents balance together with income from operations, collections of existing accounts receivable, revenue from its existing backlog of products, the sale of inventory on hand, deposits and down payments against significant orders will be adequate to meet its working capital and capital equipment requirements, and its anticipated cash needs over the next 12 months. The Company’s future capital requirements will depend on many factors, including the Company’s growth rate, the timing and extent of its spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the timing and cost to introduce new and enhanced products and the timing and cost to implement new manufacturing technologies. In the event that additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to the Company or at all. Any additional debt financing obtained by the Company in the future could also involve restrictive covenants relating to the Company’s capital-raising activities and other financial and operational matters, which may make it more difficult for the Company to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if the Company raises additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, its existing stockholders could suffer significant dilution in their percentage ownership of the Company, and any new equity securities the Company issue could have rights, preferences and privileges senior to those of holders of the Company’s common stock. If the Company is unable to obtain adequate financing or financing on terms satisfactory to the Company when the Company requires it, the Company’s ability to continue to grow or support its business and to respond to business challenges could be significantly limited. On April 23, 2020, we received proceeds of $1,679,000 from a Paycheck Protection Program Loan (the “PPP Loan”), under the CARES Act which we used to retain employees, maintained payroll and made lease and utility payments. The entire PPP Loan balance and interest were forgiven on June 4, 2021, see Note 18, “Subsequent Event” of the Notes to Consolidated Financial Statements.

CONSOLIDATION:

    The consolidated financial statements include the accounts of the Company and both its wholly-owned and majority-owned foreign subsidiaries. Intercompany accounts and transactions have been eliminated.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS:

    Assets and liabilities of the Company’s foreign subsidiaries and a branch office are translated into U.S. Dollars from their functional currencies of Euros, Philippines Peso and New Taiwan Dollars using the exchange rate in effect at the balance sheet date. Additionally, their net sales and expenses are translated using exchange rates approximating average rates prevailing during the fiscal year. Translation adjustments that arise from translating their financial statements from their local currencies to U.S. Dollars are accumulated and reflected as a separate component of shareholders’ equity.

    Transaction gains and losses that arise from exchange rate changes denominated in currencies other than the local currency are included in the Consolidated Statements of Operations as incurred. See Note 13, “Other (Expense) Income, Net” for the detail of foreign exchange transaction gains and losses for all periods presented.

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

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS:

    Accounts receivable are derived from the sale of products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies. Accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. The Company also reviews its trade receivables by aging category to identify specific customers with known disputes or collection issues. The Company exercises judgment when determining the adequacy of these reserves as the Company evaluates historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received. No significant adjustments to the allowance for doubtful accounts were recorded during the fiscal years ended May 31, 2021, 2020 or 2019.

CONCENTRATION OF CREDIT RISK:

    The Company sells its products primarily to semiconductor manufacturers in North America, Asia, and Europe. As of May 31, 2021, approximately 2%, 98% and 0% of gross accounts receivable were from customers located in North America, Asia and Europe, respectively. As of May 31, 2020, approximately 13%, 62% and 25% of gross accounts receivable were from customers located in North America, Asia and Europe, respectively. Three customers accounted for 51%, 24% and 19% of gross accounts receivable as of May 31, 2021. Two customers accounted for 45% and 18% of gross accounts receivable as of May 31, 2020. Four customers accounted for 24%, 23%, 20% and 10% of net sales in fiscal 2021. Three customers accounted for 43%, 16% and 15% of net sales in fiscal 2020. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company uses letter of credit terms for some of its international customers.

    The Company’s cash and cash equivalents are generally deposited with major financial institutions in the United States, Philippines, Germany and Taiwan. The Company invests its excess cash in money market funds and U.S. Treasury securities. The money market funds bear the risk associated with each fund. The money market funds have variable interest rates. The Company has not experienced any material losses on its money market funds or short-term cash deposits.

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

INVENTORIES:

    Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out method) or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less costs of completion, disposal and transportation. Provisions for excess, obsolete and unusable inventories are made after management’s evaluation of future demand and market conditions. The Company adjusts inventory balances to approximate the lower of its manufacturing costs or net realizable value. If actual future demand or market conditions become less favorable than those projected by management, additional inventory write-downs may be required, and would be reflected in cost of sales in the period the revision is made. During fiscal 2021, 2020 and 2019 the Company recognized a provision for inventory reserves of $176,000, $1,669,000, and $1,168,000, respectively.

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

PRODUCT DEVELOPMENT COSTS AND CAPITALIZED SOFTWARE:

    Costs incurred in the research and development of new products or systems are charged to operations as incurred. Costs incurred in the development of software programs for the Company’s products are charged to operations as incurred until technological feasibility of the software has been established. Generally, technological feasibility is established when the software module performs its primary functions described in its original specifications, contains features required for it to be usable in a production environment, is completely documented and the related hardware portion of the product is complete. After technological feasibility is established, any additional costs are capitalized. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use. Capitalized costs are amortized over the estimated life of the related software product using the greater of the units of sales or straight-line methods over ten years. No system software development costs were capitalized or amortized in fiscal 2021, 2020 and 2019.

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

INCOME TAXES:

    Income taxes are accounted for under the asset-and-liability method as required by FASB ASC Topic 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period corresponding to the enactment date. Under ASC 740, a valuation allowance is required when it is more likely than not all or some portion of the deferred tax assets will not be realized through generating sufficient future taxable income.

    FASB ASC Subtopic 740-10, Accounting for Uncertainty of Income Taxes, (“ASC 740-10”) defines the criterion an individual tax position must meet for any part of the benefit of the tax position to be recognized in financial statements prepared in conformity with GAAP. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not such tax position will be sustained on examination by the taxing authorities, based solely on the technical merits of the respective tax position. The tax benefits recognized in the financial statements from such a tax position should be measured based on the largest benefit having a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. In accordance with the disclosure requirements of ASC 740-10, the Company’s policy on income statement classification of interest and penalties related to income tax obligations is to include such items as part of income taxes.

COMPREHENSIVE LOSS:

    Comprehensive loss generally represents all changes in shareholders’ equity except those resulting from investments or contributions by shareholders. Unrealized gains and losses on foreign currency translation adjustments are included in the Company’s components of comprehensive loss, which are excluded from net loss. In fiscal 2021 the Company recognized comprehensive income of $2,401,000 related to the completed liquidation of ATS-Japan, a majority owned subsidiary. Refer to Note 16, “Dissolution of Aehr Test Systems Japan,” for a further discussion of the transaction. Comprehensive loss is included in the statements of comprehensive loss.

RECENT ACCOUNTING PRONOUNCEMENTS:

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

    Income Taxes
    On December 18, 2019, the FASB issued Accounting Standards Update ASU 2019-12 on Simplifying the Accounting for Income Taxes. The board decided to remove the exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or gain from other items (for example discontinued operations or other comprehensive income). There are also provisions related to state taxes and calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2020. The Company has not yet adopted ASU 2019-12 and believes upon adoption there would be no material impact.

2. REVENUE:

Disaggregation of revenue

    The following tables show revenues by major product categories. Within each product category, contract terms, conditions and economic factors affecting the nature, amount, timing and uncertainty around revenue recognition and cash flow are substantially similar.

    The Company’s revenues by product category are as follows (in thousands):

	Year Ended May 31,
	2021	2020	2019
Type of good / service:
Systems	$7,250	$8,099	$9,566
Contactors	5,837	10,784	6,154
Services	3,513	3,408	5,336
	$16,600	$22,291	$21,056
Product lines:
Wafer-level	$15,004	$19,768	$14,618
Test During Burn-In	1,596	2,523	6,438
	$16,600	$22,291	$21,056

    The following presents information about the Company’s operations in different geographic areas. Net sales are based upon ship-to location (in thousands):

	Year Ended May 31,
	2021	2020	2019
Geographic region:
United States	$5,386	$13,544	$13,468
Asia	11,074	7,556	5,648
Europe	140	1,191	1,940
	$16,600	$22,291	$21,056

    With the exception of the amount of service contracts and extended warranties, the Company’s product category revenues are recognized at point in time when control transfers to customers. The following presents revenue based on timing of recognition (in thousands):

	Year Ended May 31,
	2021	2020	2019
Timing of revenue recognition (in thousands):
Products and services transferred at a point in time	$15,009	$19,948	$18,473
Services transferred over time	1,591	2,343	2,583
	$16,600	$22,291	$21,056

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

    Contract liabilities include payments received in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities are reported on the consolidated balance sheets at the end of each reporting period as a component of deferred revenue. Contract liabilities as of May 31, 2021 and 2020 were $288,000 and $192,000, respectively. During the fiscal years ended May 31, 2021 and 2020, the Company recognized $164,000 and $1,545,000 of revenues that were included in contract liabilities as of May 31, 2020 and 2019, respectively.

Remaining performance obligations

    On May 31, 2021, the Company had $194,000 of remaining performance obligations, which were comprised of deferred service contracts and extended warranty contracts not yet delivered. The Company expects to recognize approximately 49% of its remaining performance obligations as revenue in fiscal 2022, and an additional 51% in fiscal 2023 and thereafter. The foregoing excludes the value of other remaining performance obligations as they have original durations of one year or less, and also excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

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

    The following table presents the computation of basic and diluted net loss per share attributable to Aehr Test Systems common shareholders (in thousands, except per share data):

	Year Ended May 31,
	2021	2020	2019
Numerator: Net loss	$(2,027)	$(2,802)	$(5,235)

Denominator for basic net loss per share:
Weighted average shares outstanding	23,457	22,882	22,387

Shares used in basic net loss per share calculation	23,457	22,882	22,387

Effect of dilutive securities	--	--	--

Denominator for diluted net loss per share	23,457	22,882	22,387

Basic net loss per share	$(0.09)	$(0.12)	$(0.23)

Diluted net loss per share	$(0.09)	$(0.12)	$(0.23)

    For the purpose of computing diluted earnings per share, the weighted average number of potential common shares does not include stock options with an exercise price greater than the average fair value of the Company’s common stock for the period, as the effect would be anti-dilutive. In the fiscal years ended May 31, 2021, 2020 and 2019, potential common shares have not been included in the calculation of diluted net loss per share as the effect would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for these periods are the same. Stock options to purchase 2,766,000, 3,153,000 and 3,107,000 shares of common stock were outstanding on May 31, 2021, 2020 and 2019, respectively, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive. ESPP rights to purchase 239,000, 192,000 and 297,000 ESPP shares were outstanding on May 31, 2021, 2020 and 2019, respectively, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive. RSUs for 132,000 shares, 10,000 shares and 23,000 shares were outstanding on May 31, 2021, 2020 and 2019, respectively, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive.

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

Level 3 - instrument valuations are obtained without observable market values and require a high level of judgment to determine the fair value.

    The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of May 31, 2021 (in thousands):

	Balance as of
	May 31, 2021	Level 1	Level 2	Level 3
Money market funds	$580	$580	$--	$--
Assets	$580	$580	$--	$--

    The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of May 31, 2020 (in thousands):

	Balance as of
	May 31, 2020	Level 1	Level 2	Level 3
Money market funds	$80	$80	$--	$--
Assets	$80	$80	$--	$--

    Included in money market funds as of May 31, 2021 and 2020 is $80,000 of restricted cash representing a security deposit for the Company’s United States manufacturing and office space lease.

    There were no financial liabilities measured at fair value as of May 31, 2021 and 2020.

    There were no transfers between Level 1 and Level 2 fair value measurements during the fiscal years ended May 31, 2021 and 2020.

    The carrying amounts of financial instruments including cash, cash equivalents, receivables, accounts payable and certain other accrued liabilities, approximate fair value due to their short maturities. Based on the borrowing rates currently available to the Company for loans with similar terms, the carrying value of the debt approximates the fair value.

5. ACCOUNTS RECEIVABLE:

     Accounts receivable comprise (in thousands):

	May 31,
	2021	2020
Accounts receivable	$5,202	$3,717
Less: Allowance for doubtful accounts	--	--
	$5,202	$3,717

    Accounts receivable represent customer trade receivables. As of May 31, 2021 and 2020, there were no allowances for doubtful accounts.

6. BALANCE SHEET DETAIL:

    INVENTORIES:
	May 31,
(In Thousands)	2021	2020
Raw materials and sub-assemblies	$5,859	$5,055
Work in process	2,988	2,917
Finished goods	2	17
	$8,849	$7,989

    During the year ended May 31, 2021, 2020, and 2019, the Company wrote down $176,000, $1,669,000, and $1,168,000 of inventory, respectively.

    PROPERTY AND EQUIPMENT, NET:

	May 31,
(In Thousands)	2021	2020
Leasehold improvements	$1,214	$1,201
Furniture and fixtures	627	612
Machinery and equipment	3,343	3,038
Test equipment	2,525	2,516
	7,709	7,367
Less: Accumulated depreciation and amortization	(7,032)	(6,704)
	$677	$663

    Depreciation expense was $310,000, $384,000 and $431,000 for fiscal 2021, 2020, and 2019, respectively.

     ACCRUED EXPENSES:
	May 31,
(In Thousands)	2021	2020
Payroll related	$1,020	$791
Warranty	494	246
Commissions and bonuses	413	139
Professional services	168	173
Investor relations	22	19
Accrued interest	16	--
Taxes payable	5	30
Restructuring	--	8
Other	25	33
	$2,163	$1,439

    CUSTOMER DEPOSITS AND DEFERRED REVENUE, SHORT-TERM:

	May 31,
(In Thousands)	2021	2020
Customer deposits	$27	$--
Deferred revenue	162	170
	$189	$170

7. INCOME TAXES:

    Domestic and foreign components of loss before income tax benefit (expense) are as follows (in thousands):

	Year Ended May 31,
	2021	2020	2019
Domestic	$(13,064)	$(2,751)	$(5,273)
Foreign	10,860	(15)	65
	$(2,204)	$(2,766)	$(5,208)

     The income tax benefit (expense) consists of the following (in thousands):

	Year Ended May 31,
	2021	2020	2019
Federal income taxes:
Current	$163	$--	$--
Deferred	--	--	--
State income taxes:
Current	13	(30)	(6)
Deferred	--	--	--
Foreign income taxes:
Current	1	(6)	(21)
Deferred	--	--	--
	$177	$(36)	$(27)

    The Company’s effective tax rate differs from the U.S. federal statutory tax rate, as follows:

	Year Ended May 31,
	2021	2020	2019
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal tax effect	0.6	1.4	(1.0)
Foreign rate differential	9.8	(21.5)	(0.7)
Stock-based compensation	(4.7)	(4.0)	(2.8)
Research and development credit	4.0	--	1.5
Change in valuation allowance	(32.1)	4.3	(15.6)
Federal rate change impact	--	--	--
Federal AMT refund	--	--	--
ASU 2016-09 adoption	--	--	--
Controlled Foreign Corporation Liquidation	9.8	--	--
Other	(0.4)	(2.5)	(2.9)
Effective tax rate	8.0%	(1.3)%	(0.5)%

    The components of the net deferred tax assets and liabilities are as follows (in thousands):

	Year Ended May 31,
	2021	2020

Deferred tax assets:
Net operating losses	$15,584	$13,634
Lease Liability	372	483
Credit carryforwards	5,298	5,089
Inventory reserves	1,006	1,005
Reserves and accruals	890	739
Other	450	319
	23,600	21,269

Deferred tax liabilities:
Operating lease right-of-use assets	(342)	(449)
Less: Valuation allowance	(23,258)	(20,820)
Net deferred tax assets (liabilities)	$--	$--

    The valuation allowance increased by $2,438,000 during fiscal 2021, decreased by $118,000 during fiscal 2020, and increased by $813,000 during fiscal 2019. As of May 31, 2021 and 2020, the Company concluded that it is more likely than not that the deferred tax assets will not be realized and therefore provided a full valuation allowance against the deferred tax assets. The Company will continue to evaluate the need for a valuation allowance against its deferred tax assets on a quarterly basis.

    At May 31, 2021 and 2020, the Company has federal net operating loss carryforwards of approximately $64,298,000 and $54,601,000 respectively, to reduce future taxable income. A portion of the federal net operating losses will begin to expire in 2024. Federal net operating losses of $13,383,000 will carryforward indefinitely and would be subject to an

80% taxable income limitation in the year utilized. At May 31, 2021 and 2020, the Company has state net operating loss carryforwards of $29,812,000 and $29,386,000, respectively, to reduce future taxable income. The state net operating loss carryforwards will begin to expire in 2028.

    At May 31, 2021 and 2020, the Company has federal research and development credit carryforwards of approximately $2,201,000 and $2,113,000 respectively, to offset future tax liability. The federal credit carryforwards will begin to expire in 2022. At May 31, 2021 and 2020, The Company has state research and development credit carryforwards of approximately $5,955,000 and $5,782,000 respectively, to offset future tax liability. The credit carryforwards are not subject to expiration. The Company also has alternative minimum tax credit carryforwards of $34,000 for state purposes. The credits may be used to offset regular tax and do not expire.

    ATS Japan was completely liquidated in July 2020. Thus, there is no more foreign net operating loss carryforward related to the Japan entity to the future.

    Internal Revenue Code of 1986, as amended (“IRC”) Section 382 (“§382”) limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In general, if we experience a greater than 50% aggregate change in ownership over a 3-year period, we are subject to an annual limitation under IRC §382 on the utilization of the Company’s pre-change NOL carryforwards. California and other states have similar laws. The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization.

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

    The Company maintains liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available. The aggregate changes in the balance of gross unrecognized tax benefits are as follows (in thousands):

Beginning balance as of May 31, 2018	$1,785

Decreases related to prior year tax positions	(41)
Increases related to current year tax positions	65

Balance at May 31, 2019	$1,809

Decreases related to prior year tax positions	(11)
Increases related to current year tax positions	54

Balance at May 31, 2020	$1,852

Increases related to prior year tax positions	11
Increases related to current year tax positions	65

Balance at May 31, 2021	$1,928

    As of May 31, 2021 and 2020, the Company has not recorded interest and penalties associated with its unrecognized tax benefits. The Company’s unrecognized gross tax benefits would not reduce the annual effective tax rate if recognized because it has recorded a full valuation allowance on its deferred tax assets. The Company does not foresee any material changes to the gross unrecognized tax benefit within the next twelve months. The Company’s policy is to recognize interest and penalties in income tax expense.

    The Company’s federal and state income tax returns are subject to possible examination by the taxing authorities until the expiration of the related statutes of limitations on those tax returns. In general, the federal income tax returns have a three-year statute of limitations, and the state income tax returns have a four-year statute of limitations. The Company’s foreign income tax returns are also subject to examination by the foreign tax authorities with the longest statute of limitations period of four-year.

    On March 27, 2020, the CARES Act was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act did not have material impact to income taxes as the Company is in a historical loss position.

    On December 27, 2020, the Consolidated Apportions Act of 2021 (“CCA”), a tax, funding and spending bill was signed into law and the Company does not believe the CAA will materially impact the 2021 income tax provision.

    On June 29, 2020, California Governor Gavin Newsom signed Assembly Bill 85 (“AB 85”) into law as part of the California 2020 Budget Act, which temporarily suspends the use of California net operating losses and imposes a cap on the amount of business incentive tax credits that companies can utilize against their net income for tax years 2020, 2021, and 2022. We analyzed the provisions of AB 85 and determined there was no impact on our provision for income taxes for the current period and will continue to evaluate the impact, if any, AB 85 may have on our condensed consolidated financial statements and disclosures.

8. LEASES

    The Company leases most of its manufacturing and office space under operating leases. The Company entered into non-cancelable operating lease agreements for its United States manufacturing and office facilities and maintains equipment under non-cancelable operating leases in Germany. The Company’s principal administrative and production facilities are located in Fremont, California, in a 51,289 square foot building. The Company’s lease was renewed in February 2018 and expires in July 2023. The Company maintained a facility in Japan located in a 418 square foot office in Tokyo under a lease which expired in June 2020. The Company also maintained a 1,585 square foot warehouse in Yamanashi under a lease which expired in June 2020. The Company substantially closed its subsidiary Aehr Test Systems Japan K.K. in March 2020, completing the liquidation of the legal entity in July 2020, see Note 17, “Restructuring,” of the Notes to Consolidated Financial Statements. The Company leases a 492 square foot sales and support office in Utting, Germany. The lease, which began February 1, 1992 and expires on January 31, 2023, contains an automatic twelve months renewal, at rates to be determined, if no notice is given prior to six months from expiry. On November 18, 2020, the Company established a wholly owned new subsidiary, Aehr Test Systems Philippines Inc., which has been in full operation since March 2021.  The Company leases a facility in Philippines located in a 2,713 square foot building in Clark Freeport Zone, Pampanga. The lease, which began January 1, 2021 and expires on December 31, 2025, contains an option to renew for another three years at rates stipulated in the contract, notice for renewal is given 6 months from expiry. Under the lease agreements, the Company is responsible for payments of utilities, taxes and insurance.

    The Company has only operating leases for real estate including corporate offices, warehouse space and certain equipment. A lease with an initial term of 12 months or less is generally not recorded on the condensed consolidated balance sheet, unless the arrangement includes an option to purchase the underlying asset, or renew the arrangement that the Company is reasonably certain to exercise (short-term leases). The Company recognizes lease expense on a straight-line basis over the lease term for short-term leases that the Company does not record on its balance sheet. The Company’s operating leases have remaining lease terms of 1 year to 5 years.

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

    The weighted average remaining lease term for the Company’s operating leases was 2.4 years at May 31, 2021 and the weighted average discount rate was 5.4%.

    The Company’s operating lease cost under FASB ASC Topic 842 was $761,000 for the year ended May 31, 2021. The Company’s operating lease cost under FASB ASC Topic 842 was $734,000 for the year ended May 31, 2020.

    The following table presents supplemental cash flow information related to the Company’s operating leases (in thousands):

	Year Ended May 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$779	$737
Right-of-use assets obtained in exchange for operating leases liabilities	147	2,859

    The following table presents the maturities of the Company’s operating lease liabilities as of May 31, 2021 (in thousands):

Fiscal year	Operating Leases
2022	$813
2023	829
2024	168
2025	32
2026	19
Thereafter	--
Total future minimum operating lease payments	1,861
Less: imputed interest	(117)
Present value of operating lease liabilities	$1,744

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

    On January 14, 2021, the Company entered into the First Amendment to Loan and Security Agreement (the “Amendment”) with Silicon Valley Bank. The Amendment, among other things, extends the Revolving Line Maturity Date to July 14, 2021; provided, however, that if the Company achieves specified operating metrics on a consolidated basis on or prior to May 31, 2021 the Amended Revolving Line Maturity Date is extended to January 13, 2022. On July 8, 2021 the Company received confirmation from SVB that the Revolving Line Maturity Date has been extended to January 13, 2022.

    At May 31, 2021, the Company had drawn $1,400,000 against the credit facility and was in compliance with all covenants related to obligations to meet reporting requirements. The balance available to borrow under the line at May 31, 2021 was $308,000. There are no financial covenants in the agreement.

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

    Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the Company. On June 4, 2021, the entire PPP Loan balance and interest were forgiven, see Note 18, “Subsequent Event” of the Notes to Consolidated Financial Statements.

11. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION:

STOCK-BASED COMPENSATION:

    Stock-based compensation expense consists of expenses for stock options, restricted stock units, or RSUs, and employee stock purchase plan, or ESPP, purchase rights. Stock-based compensation expense for stock options and ESPP purchase rights is measured at each grant date, based on the fair value of the award using the Black-Scholes option valuation model, and is recognized as expense over the employee’s requisite service period. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different from those of publicly traded options. For RSUs, stock-based compensation expense is based on the fair value of the Company’s common stock at the grant date, and is recognized as expense over the employee’s requisite service period. All of the Company’s stock-based compensation is accounted for as equity instruments.

    The following table summarizes the stock-based compensation expense for the fiscal years ended May 31, 2021, 2020 and 2019 (in thousands, except per share data):

	Year Ended May 31,
	2021	2020	2019
Stock-based compensation in the form of stock options, RSUs, and ESPP purchase rights, included in:

Cost of sales	$70	$80	$104
Selling, general and administrative	816	631	545
Research and development	215	199	256

Net effect on net loss	$1,101	$910	$905

Effect on net loss per share:
Basic	$0.05	$0.04	$0.04
Diluted	$0.05	$0.04	$0.04

    As of May 31, 2021, 2020 and 2019, there were no stock-based compensation expenses capitalized as part of inventory.

    During fiscal 2021, 2020 and fiscal 2019, the Company recorded stock-based compensation related to stock options and restricted stock units of $993,000, $751,000 and $650,000, respectively.

    As of May 31, 2021, the total compensation expense related to unvested stock-based awards under the Company’s 2016 Equity Incentive Plan, but not yet recognized, was $1,022,000 which is net of estimated forfeitures of $3,000. This expense will be amortized on a straight-line basis over a weighted average period of approximately 2.4 years.

    During fiscal 2021, 2020 and fiscal 2019, the Company recorded stock-based compensation related to its ESPP of $108,000, $159,000 and $255,000, respectively. The increase in fiscal 2019 is primarily due to employees increasing their ESPP elections during the fiscal year.

    As of May 31, 2021, the total compensation expense related to purchase rights under the ESPP but not yet recognized was $229,000. This expense will be amortized on a straight-line basis over a weighted average period of approximately 1.2 years.

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

    Fair Value. The fair values of the Company’s stock options granted to employees in fiscal 2021, 2020 and 2019 were estimated using the following weighted average assumptions in the Black-Scholes option valuation method:

	Year Ended May 31,
	2021	2020	2019

Expected term (in years)	6	5	5
Volatility	72.0%	71.5%	71.9%
Risk-free interest rates	0.44%	1.56%	2.83%
Weighted average grant date fair value	$1.12	$0.95	$1.33

    The fair value of our ESPP purchase rights for the fiscal 2021, 2020 and 2019 was estimated using the following weighted average assumptions:

	Year End May 31,
	2021	2020	2019

Expected term (in years)	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0
Volatility	74% – 88%	62% – 77%	48% – 78%
Risk-free interest rates	0.04%–0.17%	0.14%–1.81%	2.33%–2.82%
Weighted average grant date fair value	$1.03	$0.79	$1.14

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

    As of May 31, 2021, out of the 4,036,000 shares authorized for grant under the 2016 Equity Incentive Plan, 2,898,000 stock options and RSUs were outstanding. As of May 31, 2020, out of the 4,813,000 shares authorized for grant under the 2016 Equity Incentive Plan, 3,163,000 stock options and RSUs were outstanding.

    The following tables summarize the Company’s stock option and RSU transactions during fiscal 2021, 2020 and 2019 (in thousands):

Available
Shares
Balance, May 31, 2018	1,812

Options granted	(804)
RSUs cancelled	8
Options terminated	195
Options expired	(64)

Balance, May 31, 2019	1,147

Additional shares reserved	1,196
Options granted	(738)
RSUs granted	(25)
Shares withheld for taxes and not issued	6
Options terminated	457
Options expired	(393)

Balance, May 31, 2020	1,650

Options granted	(297)
RSUs granted	(340)
RSUs cancelled	1
Shares withheld for taxes and not issued	9
Options terminated	455
Options expired	(341)

Balance, May 31, 2021	1,137

     The following table summarized the stock option transactions during fiscal 2021, 2020 and 2019 (in thousands, except per share data):

	Outstanding Options
		Weighted
	Number	Average	Aggregate
	of	Exercise	Intrinsic
	Shares	Price	Value
Balances, May 31, 2018	2,859	$2.04	$1,987

Options granted	804	$2.19
Options terminated	(195)	$2.32
Options exercised	(361)	$0.85

Balances, May 31, 2019	3,107	$2.20	$283

Options granted	738	$1.61
Options terminated	(457)	$1.98
Options exercised	(235)	$1.22

Balances, May 31, 2020	3,153	$2.17	$102

Options granted	297	$1.78
Options terminated	(455)	$2.31
Options exercised	(229)	$1.54

Balances, May 31, 2021	2,766	$2.16	$807

Options fully vested and expected to vest at May 31, 2021	2,732	$2.16	$795

    The options outstanding and exercisable at May 31, 2021 were in the following exercise price ranges (in thousands, except per share data):

	Options Outstanding			Options Exercisable
	at May 31, 2021			at May 31, 2021
Range of Exercise Prices	Number Outstanding Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.22-$1.34	133	6.05	$1.27	56	6.15	$1.29
$1.64-$1.86	1,040	4.80	$1.70	625	4.33	$1.69
$2.03-$2.46	1,035	3.09	$2.21	814	2.68	$2.20
$2.65-$2.81	358	0.46	$2.72	357	0.45	$2.72
$3.46-$3.93	200	3.16	$3.86	193	3.16	$3.85

$1.22-$3.93	2,766	3.54	$2.16	2,045	2.94	$2.26	$492

    The total intrinsic values of options exercised were $152,000, $160,000 and $338,000 during fiscal 2021, 2020 and 2019, respectively. The weighted average contractual life of the options exercisable and expected to be exercisable at May 31, 2021 was 3.52 years.

    Options to purchase 2,045,000, 2,203,000 and 2,314,000 shares were exercisable at May 31, 2021, 2020 and 2019, respectively. These exercisable options had weighted average exercise prices of $2.26, $2.25 and $2.14 as of May 31, 2021, 2020 and 2019, respectively.

    During the fiscal year ended May 31, 2021, RSUs for 170,000 shares, net of 9,000 shares withheld to settle payroll taxes, were granted and fully vested to employees. The weighted average market value on the date of the grant of these RSUs was $1.92 per share. During the fiscal year ended May 31, 2021, 37,000 RSUs became fully vested and 1,000 RSUs were cancelled. 132,000 RSUs were outstanding and unvested at May 31, 2021. The intrinsic value of the outstanding and unvested RSUs at May 31, 2021 was $297,000. During the fiscal year ended May 31, 2020, RSUs for 10,000 shares, net of 6,000 shares withheld to settle payroll taxes, were granted and fully vested to employees. The market value on the date of the grant of these RSUs was $1.64 per share. During the fiscal year ended May 31, 2020, 13,000 RSUs became fully vested and there was no cancellation. 10,000 RSUs were outstanding and unvested at May 31, 2020. The intrinsic value of the outstanding and unvested RSUs at May 31, 2020 was $16,000. During the fiscal year ended May 31, 2019, there were no RSUs granted to employees. During the fiscal year ended May 31, 2019, 16,000 RSUs became fully vested and 8,000 RSUs were cancelled. 23,000 RSUs were outstanding and unvested at May 31, 2019. The intrinsic value of the outstanding and unvested RSUs at May 31, 2019 was $40,000.

    During the fiscal year ended May 31, 2021, RSUs for 161,000 shares were granted and fully vested to members of the Company’s Board of Directors. The weighted average market value on the date of the grant of these RSUs was $1.81 per share. During the fiscal year ended May 31, 2020, RSUs for 9,000 shares were granted and fully vested to members of the Company’s Board of Directors. The weighted average market value on the date of the grant of these RSUs was $1.64 per share. There were no RSUs granted to members of the Board of Directors during fiscal 2019.

EMPLOYEE STOCK PURCHASE PLAN:

    In October 2006, the Company’s shareholders approved the 2006 Employee Stock Purchase Plan. In October 2016, the Company’s shareholders approved the Company’s Amended and Restated 2006 Employee Stock Purchase Plan (the “Purchase Plan”), which amended and restated the 2006 Employee Stock Purchase Plan. The Purchase Plan extended the term of the 2006 Employee Stock Purchase Plan indefinitely. See the Company’s Registration Statements on Form S-8 filed with the Securities and Exchange Commission on November 14, 2016 and November 21, 2018 for further information regarding the Purchase Plan. The Purchase Plan has consecutive, overlapping, twenty-four month offering periods. Each twenty-four-month offering period includes four six-month purchase periods. The offering periods generally begin on the first trading day on or after April 1 and October 1 each year. All employees who work a minimum of 20 hours per week and are customarily employed by the Company (or an affiliate thereof) for at least five months per calendar year are eligible to participate. Under the Purchase Plan, shares are purchased through employee payroll deductions at exercise prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of an offering period or the last day of the purchase period. If a participant’s rights to purchase stock under all employee stock purchase plans of the Company accrue at a rate which exceeds $25,000 worth of stock for a calendar year, such participant may not be granted an option to purchase stock under the Purchase Plan. The maximum number of shares a participant may purchase during a single purchase period is 3,000 shares. In October 2020, the Company’s shareholders approved an amendment to the Purchase Plan to increase the number of shares authorized for issuance thereunder by an additional 350,000 shares of the Company’s common stock. After such amendment, a total of 2,200,000 shares of the Company’s common stock have been authorized for issuance under the Purchase Plan. During the fiscal years ended May 31, 2021, 2020 and 2019, ESPP purchase rights of 279,000, 55,000, and 379,000 shares, respectively, were granted. For the fiscal years ended May 31, 2021, 2020 and 2019, approximately 147,000, 136,000 and 125,000 shares of common stock, respectively, were issued under the Purchase Plan. As of May 31, 2021, a total of 1,764,000 shares have been issued under the Purchase Plan, and 436,000 ESPP shares remain available for issuance.

12. EMPLOYEE BENEFIT PLANS:

EMPLOYEE STOCK OWNERSHIP PLAN:

    The Company has a non-contributory, trusteed employee stock ownership plan for full-time employees who have completed three consecutive months of service and for part-time employees who have completed one year of service and have attained an age of 21. The Company can contribute either shares of the Company’s stock or cash to the plan. The contribution is determined annually by the Company and cannot exceed 15% of the annual aggregate salaries of those employees eligible for participation in the plan. On May 31, 2007, the Company converted the Aehr Test Systems Employee Stock Bonus Plan into the Aehr Test Systems Employee Stock Ownership Plan (the “Plan”). The stock bonus plan was converted to an employee stock ownership plan (“ESOP”) to enable the Plan to better comply with changes in the law regarding Company stock. Individuals’ account balances vest at a rate of 20% per year commencing upon completion of two years of service. Non-vested balances, which are forfeited following termination of employment, are allocated to the remaining employees in the Plan. Under the Plan provisions, each employee who reaches age fifty-five (55) and has been a participant in the Plan for ten years will be offered an election each year to direct the transfer of up to 25% of his/her ESOP account to the employee self-directed account in the Savings and Retirement Plan. For anyone who met the above prerequisites, the first election to diversify holdings was offered after May 31, 2008. In the sixth year, employees will be able to diversify up to 50% of their ESOP accounts. Contributions of $60,000 per year were authorized for the plan during fiscal 2021, 2020 and 2019. The contribution amounts are recorded as compensation expense, in the period authorized and included in accrued expenses, in the period authorized. Contributions of 36,000 shares were made to the ESOP during fiscal 2021 for fiscal 2020. Contributions of 34,000 shares were made to the ESOP during fiscal 2020 for fiscal 2019. Contributions of 23,000 shares were made to the ESOP during fiscal 2019 for fiscal 2018. The contribution for fiscal 2021 will be made in fiscal 2022. Shares held in the ESOP are included in the EPS calculation.

401(K) PLAN:

    The Company maintains a defined contribution savings plan (the “401(k) Plan”) to provide retirement income to all qualified employees of the Company. The 401(k) Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan is funded by voluntary pre-tax contributions from employees. Contributions are invested, as directed by the participant, in investment funds available under the 401(k) Plan. The Company is not required to make, and did not make, any contributions to the 401(k) Plan during fiscal 2021, 2020 and 2019.

13. OTHER (EXPENSE) INCOME, NET:

    Other (expense) income, net comprises the following (in thousands):

	Year Ended May 31,
	2021	2020	2019
Foreign exchange (loss) gain	$(111)	$(12)	$43
Other (expense) income, net	(51)	1	1
	$(162)	$(11)	$44

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

    Following is a summary of changes in the Company’s liability for product warranties during the fiscal years ended May 31, 2021 and 2020 (in thousands):

	May 31,
	2021	2020

Balance at the beginning of the year	$246	$154
Accruals for warranties issued during the year	390	299
Adjustment to previously existing warranty	346	--
Consumption of reserves	(488)	(207)

Balance at the end of the year	$494	$246

    The accrued warranty balance is included in accrued expenses on the consolidated balance sheets.

15. SEGMENT INFORMATION:

    The Company has only one reportable segment. The information for revenue category by type, product line, geography and timing of revenue recognition, is summarized in Note 2, “Revenue.”

    Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in thousands):

	May 31,
	2021	2020
United States	$647	$662
Asia	30	1
Europe	--	--
	$677	$663

    As of May 31, 2021, the operating lease right-of-use assets of $1,480,000 and $126,000 were allocated in the United States and Asia, respectively.

    There were no revenues through distributors for the fiscal years ended May 31, 2021 and 2020.

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

17. RESTRUCTURING:

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

    During the fiscal year ended May 31, 2019, the Company implemented a restructuring plan in order to streamline its operations and better align its structure with its objectives going forward. In connection with the restructuring plan, the Company recognized $725,000 of restructuring charges related to employee termination expenses during the fiscal year ended May 31, 2019. The Company paid $317,000 of the restructuring charge during fiscal year ended May 31, 2019. At May 31, 2019, the balance of $408,000 of the restructuring charge was included in accrued expenses on the accompanying condensed consolidated balance sheets and was paid in fiscal year 2020. The Company does not expect to incur any further expenses in connection with this restructuring plan.

 18. SUBSEQUENT EVENT

    On June 12, 2021, the Company received confirmation from the SVB that on June 4, 2021, the Small Business Administration approved the Company’s PPP Loan forgiveness application for the entire PPP Loan balance of $1,678,789 and interest totaling $18,933, and that the remaining PPP Loan balance is zero.

19. RELATED PARTY TRANSACTIONS:

    Mario M. Rosati, one of the Company’s directors, was also a member of Wilson Sonsini Goodrich & Rosati, Professional Corporation, which has served as the Company’s outside corporate counsel and has received compensation at normal commercial rates for these services. Mario M. Rosati retired from Wilson Sonsini Goodrich & Rosati on January 31, 2020. The amounts of transactions during fiscal years ended May 31, 2020 were $78,000. At May 31, 2020 the Company had a prepayment to Wilson Sonsini Goodrich & Rosati of $14,000.

20. COMMITMENTS AND CONTINGENCIES:

COMMITMENTS

    At both May 31, 2021 and 2020, the Company had restricted cash of $80,000 held by a financial institution, representing a security deposit for its United States manufacturing and office space lease. This amount is included in other assets on the consolidated balance sheets.

PURCHASE OBLIGATIONS

    The Company has purchase obligations to certain suppliers. In some cases the products the Company purchases are unique and have provisions against cancellation of the order. At May 31, 2021, the Company had $3,377,000 of purchase obligations which are due within the following 12 months. This amount does not include contractual obligations recorded on the consolidated balance sheets as liabilities.

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

21. SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED):

    The following tables (presented in thousands, except per share data) sets forth selected unaudited condensed consolidated statements of operations data for each of the four quarters of the fiscal years ended May 31, 2021 and 2020. The unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in the Company’s opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair statement of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period and should be read in conjunction with the audited consolidated financial statements of the Company’s and the notes thereto included elsewhere herein.

	Three Months Ended
	Aug. 31,	Nov. 30,	Feb. 28,	May 31,
	2020	2020	2021	2021
Net sales	$2,012	$1,683	$5,267	$7,638
Gross profit	$227	$377	$1,894	$3,534
Net income (loss)	$107	$(1,966)	$(735)	$567
Net income (loss) per share basic and diluted	$0.00	$(0.08)	$(0.03)	$0.02

	Three Months Ended
	Aug. 31,	Nov. 30,	Feb. 29,	May 31,
	2019	2019	2020	2020
Net sales	$5,533	$6,874	$6,111	$3,773
Gross profit (loss)	$2,271	$3,202	$2,991	$(93)
Net (loss) income	$(413)	$251	$245	$(2,885)
Net (loss) income per share basic and diluted	$(0.02)	$0.01	$0.01	$(0.13)

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

            Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control – Integrated Framework” (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of May 31, 2021. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

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

Item 9B. Other Information

    None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

    The information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2021 Annual Meeting of Shareholders.

Item 11. Executive Compensation

    The information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2021 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    The information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2021 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

    The information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2021 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

    The information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2021 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Report:

      1. Financial Statements

   See Index under Item 8.

      2. Financial Statement Schedule

          See Index under Item 8.

      3. Exhibits

          See Item 15(b) below.

(b) Exhibits

    The following exhibits are filed as part of or incorporated by reference into this Report:

Exhibit Number	Description
3.1(1)	Restated Articles of Incorporation of Registrant.
3.2(2)(25)	Amended and Restated Bylaws of Registrant.
4.1(3)	Form of Common Stock certificate.
4.2(4)	Registration Rights Agreement by and among the Company and the Investors (as defined therein), dated as of September 22, 2016.
4.3	Description of Securities (filed herewith)
10.1(5)	2006 Equity Incentive Plan.*
10.2(6)	Amended and Restated 2006 Employee Stock Purchase Plan.*
10.3(7)	2016 Equity Incentive Plan.*
10.4(8)	Form of Indemnification Agreement entered into between Registrant and its directors and executive officers.*
10.5(9)	Form of Change of Control Agreement.*
10.6(10)	Lease dated August 3, 1999 for facilities located at Building C, 400 Kato Terrace, Fremont, California.
10.7(11)	First Amendment dated May 06, 2008 for facilities located at 400 Kato Terrace, Fremont, California.
10.8(12)	Second Amendment dated November 7, 2014 for facilities located at 400 Kato Terrace, Fremont, California.
10.9(13)	Third Amendment dated February 27, 2018 for facilities located at 400 Kato Terrace, Fremont, California.
10.10(14)	Offer Letter dated January 3, 2012, between the Company and Gayn Erickson.*
10.11(15)	Offer Letter dated March 5, 2013, between the Company and Rhea Posedel.*
10.12(16)	Change of Control Severance Agreement dated January 3, 2012, between the Company and Gayn Erickson.*
10.13(17)	Amended and Restated Change of Control Severance Agreement dated March 5, 2013, between the Company and Rhea J. Posedel.*
10.15(18)	Form of 2006 Equity Incentive Plan Stock Option Award Agreement.*
10.16(19)	Form of 2006 Equity Incentive Plan Restricted Stock Unit Award.*
10.17(20)	Form of 2016 Equity Incentive Plan Stock Option Award Agreement.*
10.18(21)	Form of 2016 Equity Incentive Plan Restricted Stock Unit Award.*
10.19(22)	Purchase Agreement by and among the Company and the Investors (as defined therein), dated as of September 22, 2016.
10.20(23)	Loan and Security Agreement, dated as of January 13, 2020 and effective on January 16, 2020, by and between Silicon Valley Bank and Aehr Test Systems.
10.21(24)	Promissory note, dated April 23, 2020 with Silicon Valley Bank as Lender and Aehr Test Systems as Borrower.
10.22(26)	First Amendment, dated as of January 14, 2021, to Loan and Security Agreement by and between Silicon Valley Bank and Aehr Test Systems, dated January 13, 2020
21.1	Subsidiaries of the Company (filed herewith).
23.1	Consent of BPM LLP - Independent Registered Public Accounting Firm (filed herewith).
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31.1	Certification Statement of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification Statement of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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
(25) Incorporated by reference to Exhibit 3.1 previously filed with the Company’s Current Report on Form 8-K filed September 2, 2020 (File No. 000-22893).
(26) Incorporated by reference to Exhibit 10.1 previously filed with the Company’s Current Report on Form 8-K filed January 14, 2021 (File No. 000-22893).

* Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

AEHR TEST SYSTEMS

Dated: August 27, 2021	By:	/s/ GAYN ERICKSON
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

Signature	Title	Date

President, Chief Executive Officer, and Director
/s/ GAYN ERICKSON	(Principal Executive Officer)	August 27, 2021
Gayn Erickson
Vice President of Finance and Chief Financial Officer
/s/ KENNETH B. SPINK	(Principal Financial and Accounting Officer)	August 27, 2021
Kenneth B. Spink

/s/ FARIBA DANESH	Director	August 27, 2021
Fariba Danesh

/s/ LAURA OLIPHANT	Director	August 27, 2021
Laura Oliphant

/s/ RHEA J. POSEDEL	Chairman	August 27, 2021
Rhea J. Posedel

/s/ MARIO M. ROSATI	Director	August 27, 2021
Mario M. Rosati

/s/ GEOFFREY G. SCOTT	Director	August 27, 2021
Geoffrey G. Scott

/s/ HOWARD T. SLAYEN	Director	August 27, 2021
Howard T. Slayen