Form 10-Q
period 2021-08-31
AEHR TEST SYSTEMS
filed 2021-10-14
CIK 1040470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021

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

Number of shares of the registrant’s common stock, $0.01 par value, outstanding as of September 30, 2021 was 26,557,065.

AEHR TEST SYSTEMS

FORM 10-Q

FOR THE QUARTER ENDED AUGUST 31, 2021

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

AEHR TEST SYSTEMS

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	August 31,	May 31,
	2021	2021
		(1)
ASSETS
Current assets:
Cash and cash equivalents	$6,530	$4,582
Accounts receivable, net	4,264	5,202
Inventories	10,146	8,849
Prepaid expenses and other current assets	759	551

Total current assets	21,699	19,184

Property and equipment, net	676	677
Operating lease right-of-use assets	1,437	1,606
Other assets	189	198

Total assets	$24,001	$21,665

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,753	$2,893
Accrued expenses	1,978	2,163
Operating lease liabilities, short-term	750	737
Customer deposits and deferred revenue, short-term	3,279	189
Line of credit	-	1,400
Current portion of long-term debt	-	1,679

Total current liabilities	8,760	9,061

Operating lease liabilities, long-term	813	1,007
Deferred revenue, long-term	150	99
Other long-term liabilities	46	49

Total liabilities	9,769	10,216

Aehr Test Systems shareholders' equity:
Common stock, $0.01 par value: Authorized: 75,000; Issued and outstanding: 24,483 shares and 23,725 shares at August 31, 2021 and May 31, 2021, respectively	245	237
Additional paid-in capital	89,668	87,553
Accumulated other comprehensive income (loss)	(64)	(28)
Accumulated deficit	(75,617)	(76,313)

Total shareholders' equity	14,232	11,449

Total liabilities and shareholders' equity	$24,001	$21,665

___________

(1) The condensed consolidated balance sheet at May 31, 2021 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	August 31,
	2021	2020

Net sales	$5,646	$2,012
Cost of sales	3,365	1,785
Gross profit	2,281	227

Operating expenses:
Selling, general and administrative	1,953	1,514
Research and development	1,321	900
Total operating expenses	3,274	2,414

Loss from operations	(993)	(2,187)

Interest expense, net	(9)	(13)
Net gain from dissolution of Aehr Test Systems Japan	-	2,186
Gain from forgiveness of PPP loan	1,698	-
Other income (expense), net	23	(94)

Income (loss) before income tax (expense) benefit	719	(108)

Income tax (expense) benefit	(23)	215

Net income	696	107

Net income per share:
Basic and Diluted	$0.03	$0.00

Shares used in per share calculations:
Basic	23,999	23,248
Diluted	25,356	23,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, unaudited)

	Three Months Ended
	August 31,
	2021	2020

Net income	$696	$107
Other comprehensive income (loss), net of tax:
Net change in cumulative translation adjustment	(36)	(99)
Reclassification of cumulative translation adjustment as a result of dissolution of Aehr Test Systems Japan	-	(2,401)

Total comprehensive income (loss)	660	(2,195)
Less: Comprehensive income attributable to the noncontrolling interest	-	21

Comprehensive income (loss), attributable to Aehr Test Systems common shareholders	$660	$(2,216)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Aehr Test Systems Shareholders’	Noncontrolling	Total Shareholders'
Three Months Ended August 31, 2021	Shares	Amount	Capital	Income (loss)	Deficit	Equity	Interest	Equity
Balances, May 31, 2021	23,725	$237	$87,553	$(28)	$(76,313)	$11,449	$-	$11,449

Issuance of common stock under employee plans	758	8	1,527	-	-	1,535	-	1,535
Stock-based compensation	--	-	588	-	-	588	-	588
Net income	--	-	-	-	696	696	-	696
Foreign currency translation adjustment	--	-	-	(36)	-	(36)	-	(36)
Balances, August 31, 2021	24,483	$245	$89,668	$(64)	$(75,617)	$14,232	$-	$14,232

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Aehr Test Systems Shareholders’	Noncontrolling	Total Shareholders'
Three Months Ended August 31, 2020	Shares	Amount	Capital	Income (loss)	Deficit	Equity	Interest	Equity
Balances, May 31, 2020	23,107	$231	$85,898	$2,234	$(74,286)	$14,077	$(21)	$14,056

Issuance of common stock under employee plans	184	2	188	-	-	190	-	190
Stock-based compensation	--	-	270	-	-	270	-	270
Net income	--	-	-	-	107	107	-	107
Foreign currency translation adjustment	--	-	-	100	-	100	(1)	99
Reclassification of cumulative translation adjustment as a result of dissolution of Aehr Test Systems Japan	--	-	-	(2,401)	(22)	(2,423)	22	(2,401)
Balances, August 31, 2020	23,291	$233	$86,356	$(67)	$(74,201)	$12,321	$-	$12,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended August 31,
	2021	2020
Cash flows from operating activities:
Net income	$696	$107
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	588	270
Depreciation and amortization	73	82
Net gain from dissolution of Aehr Test Systems Japan	-	(2,186)
Income tax benefit related to dissolution of Aehr Test Systems Japan	-	(215)
Gain from forgiveness of PPP loan	(1,698)	-
Changes in operating assets and liabilities:
Accounts receivable	895	2,642
Inventories	(1,324)	(112)
Prepaid expenses and other current assets	(201)	80
Accounts payable	(130)	(173)
Accrued expenses	(169)	(67)
Customer deposits and deferred revenue	3,141	214
Income taxes payable	3	1
Net cash provided by operating activities	1,874	643

Cash flows from investing activities:
Purchases of property and equipment	(59)	(47)
Net cash used in investing activities	(59)	(47)

Cash flows from financing activities:
Line of credit repayments, net	(1,400)	-
Proceeds from issuance of common stock under employee plans, net of taxes paid related to share settlement of equity awards	1,535	190
Net cash provided by financing activities	135	190

Effect of exchange rates on cash, cash equivalents and restricted cash	(2)	94

Net increase in cash, cash equivalents and restricted cash	1,948	880

Cash, cash equivalents and restricted cash, beginning of period(1)	4,662	5,513

Cash, cash equivalents and restricted cash, end of period(1)	$6,610	$6,393

__________

(1) Includes restricted cash in other assets.

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

In the opinion of management, the unaudited condensed consolidated financial statements for the interim periods presented have been prepared on a basis consistent with the May 31, 2021 audited consolidated financial statements and reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated financial position and results of operations as of and for such periods indicated. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2021. Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

The Company (as defined below) has been impacted by the outbreak of the novel coronavirus, known as COVID-19, which has spread throughout the world. Due to the impact of the COVID-19 pandemic on customers and customers’ customers, the Company experienced a drop in customer orders and revenues during the fiscal year ended May 31, 2021 and in the last quarter of fiscal year ended May 31, 2020. In response, the Company implemented cost reduction initiatives to mitigate operating losses, including mandatory vacation days, shutdown days, and executive staff pay reductions. The Company eliminated all cost reduction initiatives in the last quarter of the fiscal year ended May 31, 2021.

The Company will continue to monitor the situation. As of the date of this report, the Company cannot predict with certainty the potential effects the COVID-19 pandemic may have on the Company’s business and its operating results. While the overall environment remains uncertain, the Company continues to invest in priority areas with the objective of driving profitable growth over the long term.

PRINCIPLES OF CONSOLIDATION. The condensed consolidated financial statements include the accounts of Aehr Test Systems and its subsidiaries (collectively, the "Company"). On November 18, 2020, the Company established a wholly owned new subsidiary, Aehr Test Systems Philippines, which is in full operation as of March 31, 2021. All significant intercompany balances have been eliminated in consolidation. The liquidation of Aehr Test Systems Japan K.K. (“ATS-Japan”), the Company’s majority owned subsidiary, was completed on July 31, 2020 and noncontrolling interest was eliminated. See Note 16.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2021. There have been no significant changes in the Company’s significant accounting policies during the three months ended August 31, 2021.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted

Income Taxes

On December 18, 2019, the FASB issued Accounting Standards Update ASU 2019-12 on Simplifying the Accounting for Income Taxes. The board decided to remove the exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or gain from other items (for example discontinued operations or other comprehensive income). There are also provisions related to state taxes and calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2020. The Company has adopted ASU 2019-12 in the quarter ended August 31, 2021 with no material impact.

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

The Company sells its products primarily through a direct sales force. In certain international markets, the Company sells its products through independent distributors. The Company considers revenue to be earned when all of the following criteria are met:

•	The Company has a contract with a customer that creates enforceable rights and obligations,

•	Promised performance obligations are identified,

•	The transaction price, or the amount we expect to receive, is determinable and

•	The Company has satisfied the performance obligations to the customer.

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

The Company’s revenues by product category are as follows (in thousands):

	Three Months Ended August 31,
	2021	2020
Type of good / service:
Systems	$3,879	$801
Contactors	952	627
Services	815	584
	$5,646	$2,012

Product lines:
Wafer-level	$5,143	$1,559
Test During Burn-In	503	453
	$5,646	$2,012

The following presents information about the Company’s operations in different geographic areas. Net sales are based upon ship-to location (in thousands):

	Three Months Ended August 31,
	2021	2020
Geographic region:
United States	$506	$1,041
Asia	5,137	969
Europe	3	2
	$5,646	$2,012

With the exception of the amount of service contracts and extended warranties, the Company’s product category revenues are recognized at a point in time when control transfers to the customers. The following presents revenue based on timing of recognition (in thousands):

	Three Months Ended August 31,
	2021	2020
Timing of revenue recognition:
Products and services transferred at a point in time	$5,290	$1,570
Services transferred over time	356	442
	$5,646	$2,012

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

Contract liabilities include payments received in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities are reported on the Condensed Consolidated Balance Sheets at the end of each reporting period as a component of deferred revenue. Contract liabilities as of August 31, 2021 and May 31, 2021 were $3,429,000 and $288,000, respectively. During the three months ended August 31, 2021, the Company recognized $109,000 of revenues that were included in contract liabilities as of May 31, 2021.

Remaining performance obligations

On August 31, 2021, the Company had $258,000 of remaining performance obligations, which were comprised of deferred service contracts and extended warranty contracts not yet delivered. The Company expects to recognize approximately 29% of its remaining performance obligations as revenue in fiscal 2022, and an additional 71% in fiscal 2023 and thereafter. The foregoing excludes the value of other remaining performance obligations as they have original durations of one year or less, and also excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

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

The following table presents the computation of basic and diluted net income per share attributable to Aehr Test Systems common shareholders (in thousands, except per share data):

	Three Months Ended August 31,
	2021	2020

Numerator: Net income	$696	$107

Denominator for basic net income per share:
Weighted average shares outstanding	23,999	23,248

Shares used in basic net income per share calculation	23,999	23,248
Effect of dilutive securities	1,357	207

Denominator for diluted net income per share	25,356	23,455
Basic net income per share	$0.03	$0.00

Diluted net income per share	$0.03	$0.00

For the purpose of computing diluted earnings per share, weighted average potential common shares do not include stock options with an exercise price greater than the average fair value of the Company’s common stock for the period, as the effect would be anti-dilutive. Stock options to purchase 112,000 shares of common stock were outstanding for the three months ending August 31, 2021, but were not included in the computation of diluted net income per share, because the inclusion of such shares would be anti-dilutive. Stock options to purchase 2,594,000 shares of common stock were outstanding for the three months ending August 31, 2020, but were not included in the computation of diluted net income per share, because the inclusion of such shares would be anti-dilutive.

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

Level 3 - instrument valuations are obtained without observable market values and require a high level of judgment to determine the fair value.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of August 31, 2021 (in thousands):

	Balance as of
	August 31, 2021	Level 1	Level 2	Level 3
Money market funds	$580	$580	$-	$-
Assets	$580	$580	$-	$-

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of May 31, 2021 (in thousands):

	Balance as of May 31, 2021	Level 1	Level 2	Level 3
Money market funds	$580	$580	$-	$-
Assets	$580	$580	$-	$-

Included in money market funds as of August 31, 2021 and May 31, 2021 is $80,000 restricted cash representing a security deposit for the Company’s United States manufacturing and office space lease which is included in other assets in the consolidated balance sheets.

There were no financial liabilities measured at fair value as of August 31, 2021 and May 31, 2021.

There were no transfers between Level 1 and Level 2 fair value measurements during the three months ended August 31, 2021.

The carrying amounts of financial instruments including cash, cash equivalents, receivables, accounts payable and certain other accrued liabilities, approximate fair value due to their short maturities.

6. ACCOUNTS RECEIVABLE, NET

Accounts receivable represent customer trade receivables. As of August 31, 2021 and May 31, 2021, there was no allowance for doubtful accounts. Accounts receivable are derived from the sale of products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies. The Company’s allowance for doubtful accounts is based upon historical experience and review of trade receivables by aging category to identify specific customers with known disputes or collection issues. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received.

7. INVENTORIES

Inventories are comprised of the following (in thousands):

	August 31,	May 31,
	2021	2021
Raw materials and sub-assemblies	$7,162	$5,859
Work in process	2,946	2,988
Finished goods	38	2
	$10,146	$8,849

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

The following is a summary of changes in the Company's liability for product warranties during the three months ended August 31, 2021 and 2020 (in thousands):

	Three Months Ended August 31,
	2021	2020

Balance at the beginning of the period	$494	$246

Accruals for warranties issued during the period	162	79
Adjustments to previously existing warranty accruals	-	76
Consumption of reserves	(151)	(71)

Balance at the end of the period	$505	$330

The accrued warranty balance is included in accrued expenses on the accompanying condensed consolidated balance sheets.

9. CUSTOMER DEPOSITS AND DEFERRED REVENUE, SHORT-TERM

Customer deposits and deferred revenue, short-term (in thousands):

	August 31,	May 31,
	2021	2021
Customer deposits	$3,124	$27
Deferred revenue	155	162
	$3,279	$189

10. INCOME TAXES

The Company is subject to U.S federal and state and foreign income taxes as a corporation. The Company’s tax provision and the resulting effective tax rate for the interim period is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter. The Company recorded a provision for income tax of $23,000 for the three months ended August 31, 2021 which consisted primarily of foreign withholding taxes and foreign income taxes. For the three months ended August 31, 2020 the Company recorded a $215,000 tax benefit related to the dissolution of its Japan subsidiary. See Note 16.

Income taxes have been provided using the liability method whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and net operating loss and tax credit carryforwards measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse, or the carryforwards are utilized. Valuation allowances are established when it is determined that it is more likely than not that such assets will not be realized.

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

11. LEASES

The Company has only operating leases for real estate including corporate offices, warehouse space and certain equipment. A lease with an initial term of 12 months or less is generally not recorded on the condensed consolidated balance sheet, unless the arrangement includes an option to purchase the underlying asset, or renew the arrangement that the Company is reasonably certain to exercise (short-term leases). The Company recognizes lease expense on a straight-line basis over the lease term for short-term leases that the Company does not record on its balance sheet. The Company’s operating leases have remaining lease terms of 6 months to 4 years.

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

The weighted-average remaining lease term for the Company’s operating leases was 2.1 years at August 31, 2021 and the weighted-average discount rate was 5.43%.

The Company’s operating lease cost was $192,000 and $186,000 for the three months ended August 31, 2021 and 2020, respectively.

The following table presents supplemental cash flow information related to the Company’s operating leases (in thousands):

	Three Months Ended August 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows for operating leases	$203	$190
Right-of-use assets obtained in exchange for operating lease liabilities	-	-

The following table presents the maturities of the Company’s operating lease liabilities as of August 31, 2021 (in thousands):

Fiscal year	Operating Leases
2022 (excluding the first three months of 2022)	$611
2023	829
2024	168
2025	31
2026	18
Thereafter	-
Total future minimum operating lease payments	1,657
Less: imputed interest	94
Present value of operating lease liabilities	$1,563

12. BORROWING AND FINANCING ARRANGEMENTS:

On January 16, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). Pursuant to the Loan Agreement, the Company may borrow up to (a) the lesser of (i) the revolving line of $4.0 million or (ii) the amount available under the borrowing base minus (b) the outstanding principal balance of any advances, under a revolving line of credit which is collateralized by all the Company’s assets except intellectual property. The borrowing base is 80% of eligible accounts, as determined by SVB from the Company’s most recent borrowing base statement; provided, however, SVB has the right to decrease the foregoing percentage in its good faith business judgment to mitigate the impact of certain events or conditions, which may adversely affect the collateral or its value. Subject to an event of default, the principal amount outstanding under the revolving line of credit will accrue interest at a floating per annum rate equal to the greater of (a) the prime rate plus an additional percentage of up to 1%, which additional percentage depends on the Company’s adjusted quick ratio, and (b) 4.75%.Interest is payable monthly on the last calendar day of each month and the outstanding principal amount, the unpaid interest and all other obligations are due on the maturity date, which is 364 days from the effective date of January 13, 2020.

On January 14, 2021, the Company entered into the First Amendment to Loan and Security Agreement (the “Amendment”) with Silicon Valley Bank. The Amendment, among other things, extends the Revolving Line Maturity Date to July 14, 2021; provided, however, that if the Company achieves specified operating metrics on a consolidated basis on or prior to May 31, 2021 the Amended Revolving Line Maturity Date is extended to January 13, 2022. As of August 31, 2021, the Revolving Line Maturity Date has been extended to January 13, 2022.

At August 31, 2021, the Company had no balance outstanding against the credit facility and was in compliance with all covenants related to obligations to meet reporting requirements. The balance available to borrow under the line at August 31, 2021 was $1,707,000. There are no financial covenants in the agreement.

13. LONG-TERM DEBT:

On April 23, 2020, the Company obtained the Paycheck Protection Program Loan (the “PPP Loan”) in the aggregate amount of $1,678,789 from SVB. The PPP Loan was evidenced by a promissory note dated April 23, 2020 (the “Note”) that matures on April 23, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on November 23, 2020. The PPP Loan proceeds were used for payroll, health care benefits, rent and utilities.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the Company. On June 12, 2021, the Company received confirmation from SVB that on June 4, 2021, the Small Business Administration approved the Company’s PPP Loan forgiveness application for the entire PPP Loan balance of $1,678,789 and interest totaling $18,933, and the Company recognized a gain on loan forgiveness of $1,697,722.

14. STOCK-BASED COMPENSATION

Stock-based compensation expense consists of expenses for stock options, RSUs and ESPP purchase rights. Stock-based compensation expense for stock options and ESPP purchase rights is measured at each grant date, based on the fair value of the award using the Black-Scholes option valuation model, and is recognized as expense over the employee’s requisite service period. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different from those of publicly traded options. For RSUs, stock-based compensation cost is based on the fair value of the Company’s common stock at the grant date and is recognized as expense over the employee’s requisite service period. All of the Company’s stock-based compensation is accounted for as an equity instrument. See Note 11 in the Company’s Annual Report on Form 10-K for fiscal 2021 filed on August 27, 2021 for further information regarding the 2016 Equity Incentive Plan (the “2016 Plan”) and the ESPP.

The following table summarizes the stock-based compensation expense for the three months ended August 31, 2021 and 2020 (in thousands):

	Three Months Ended August 31,
	2021	2020
Stock-based compensation in the form of stock options, RSUs and ESPP purchase rights, included in:
Cost of sales	$82	$16
Selling, general and administrative	395	205
Research and development	111	49
Total stock-based compensation	$588	$270

As of August 31, 2021, and August 31, 2020, there were no stock-based compensation expenses capitalized as part of inventory.

During the three months ended August 31, 2021 and 2020, the Company recorded stock-based compensation expenses related to stock options and RSUs under the 2016 Plan of $484,000 and $245,000, respectively.

As of August 31, 2021, the total compensation expense related to unvested stock-based awards under the 2016 Plan, but not yet recognized, was approximately $1,586,000, which is net of estimated forfeitures of $4,000. This expense will be amortized on a straight-line basis over a weighted average period of approximately 2.0 years.

During the three months ended August 31, 2021 and 2020, the Company recorded stock-based compensation expense related to the ESPP of $104,000 and $25,000, respectively.

As of August 31, 2021, the total compensation expense related to purchase rights under the ESPP but not yet recognized was approximately $355,000. This expense will be amortized on a straight-line basis over a weighted average period of approximately 1.0 years.

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

Volatility. Volatility is a measure of the amounts by which a financial variable such as stock price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company uses the historical volatility for the past six years, which matches the expected term of most of the option grants, to estimate expected volatility. Volatility for each of the ESPP’s four time periods of six months, twelve months, eighteen months, and twenty-four months is calculated separately and included in the overall stock-based compensation expense recorded.

Risk-Free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of the stock awards including the ESPP.

Fair Value. The fair value of the Company’s stock options granted to employees for the three months ended August 31, 2021 and 2020 were estimated using the following weighted average assumptions in the Black-Scholes option valuation model:

	Three Months Ended August 31,
	2021	2020

Expected term (in years)	6	6
Volatility	0.76	0.71
Risk-free interest rate	1.01%	0.38%
Weighted average grant date fair value	$1.93	$1.16

There were no ESPP purchase rights granted to employees for the three months ended August 31, 2021 and 2020. There were no ESPP shares issued during the three months ended August 31, 2021 and 2020. As of August 31, 2021, there were 436,000 ESPP shares available for issuance.

The following tables summarize the Company’s stock option and RSU transactions during the three months ended August 31, 2021 (in thousands):

Available
Shares
Balance, May 31, 2021	1,137

Options granted	(206)
RSUs granted	(238)
Options cancelled and adjusted	(8)

Balance, August 31, 2021	685

The following table summarizes the stock option transactions during the three months ended August 31, 2021 (in thousands, except per share data):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balances, May 31, 2021	2,766	$2.16	$807

Options granted	206	$2.93
Options cancelled	(6)	$1.95
Options exercised	(641)	$2.46

Balances, August 31, 2021	2,325	$2.14	$12,365

Options fully vested and expected to vest at August 31, 2021	2,290	$2.14	$12,177

The options outstanding and exercisable at August 31, 2021 were in the following exercise price ranges (in thousands, except per share data):

	Options Outstanding at August 31, 2021			Options Exercisable at August 31, 2021
Range of Exercise Prices	Number Outstanding Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.22-$1.34	125	5.78	$1.27	67	5.90	$1.29
$1.64-$1.86	924	4.60	$1.70	556	4.20	$1.69
$2.03-$2.42	883	3.01	$2.21	702	2.66	$2.20
$2.76-$2.93	231	6.38	$2.92	29	3.03	$2.82
$3.46-$3.93	162	2.90	$3.87	162	2.90	$3.87
$1.22-$3.93	2,325	4.12	$2.14	1,516	3.40	$2.16	$8,034

The total intrinsic value of options exercised during the three months ended August 31, 2021 and 2020 was $1,902,000 and $92,000, respectively. The weighted average remaining contractual life of the options exercisable and expected to be exercisable at August 31, 2021 was 4.11 years.

During the three months ended August 31, 2021, RSUs for 119,000 shares were granted to employees on July 13, 2021. The market value on the date of the grant of these RSUs was $2.93 per share. During the three months ended August 31, 2021, RSUs for 49,000 shares, net of 40,000 shares withheld to settle payroll taxes, granted to employees on July 6, 2021 became fully vested. The market value on the date of the grant of these RSUs was $2.50 per share. During the three months ended August 31, 2021, RSUs for 11,000 RSUs granted to employees became fully vested. As of August 31, 2021, 240,000 RSUs were unvested which had an intrinsic value of $1,790,000. During the three months ended August 31, 2020, RSUs for 161,000 shares were granted to employees. The market value on the date of the grant of these RSUs was $1.86 per share. During the three months ended August 31, 2020, 3,000 RSUs granted to employees became fully vested. As of August 31, 2020, 166,000 RSUs were unvested which had an intrinsic value of $296,000.

During the three months ended August 31, 2021, RSUs for 30,000 shares were granted to members of the Company’s Board of Directors in lieu of cash payment of board fees and fully vested. The market value on the date of the grant of these RSUs was $2.93 per share. During the three months ended August 31, 2020, RSUs for 35,000 shares were granted to members of the Company’s Board of Directors in lieu of cash payment of board fees and fully vested. The market value on the date of the grant of these RSUs was $1.86 per share.

15. SEGMENT AND CONCENTRATION INFORMATION

The Company has only one reportable segment. The information for revenue category by type, product line, geography and timing of revenue recognition, is summarized in Note “3. REVENUE.”

Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in thousands):

	August 31,	May 31,
	2021	2021
United States	$640	$647
Asia	36	30
Europe	-	-
	$676	$677

As of August 31, 2021, the operating lease right-of-use assets of $1,320,000 and $117,000 are allocated in the United States and Asia, respectively.

There were no revenues through distributors for the three months ended August 31, 2021 and 2020.

Sales to the Company’s five largest customers accounted for approximately 95% and 81% of its net sales for the three months ended August 31, 2021 and 2020, respectively. Two customers accounted for approximately 69% and 16% of the Company’s net sales in the three months ended August 31, 2021. Four customers accounted for approximately 21%,19%, 17%, and 15% of the Company’s net sales in the three months ended August 31, 2020. No other customers represented more than 10% of the Company's net sales for either of the three months ended August 31, 2021 and 2020.

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

17. SUBSEQUENT EVENTS

On August 25, 2021, the Board authorized Management to take actions necessary for the execution of a $75 million shelf registration, which S-3 was filed with the SEC on September 3, 2021. A Prospectus Supplement for an "At the Market" ("ATM") sale of $25 million of common stock was subsequently filed on September 17, 2021. As of the date of this report, the Company has fully executed the ATM offering by selling 1,696,729 shares at an average selling price of $14.73. The gross proceeds to the Company were $25.0 million, before commission fee and offering expenses. The estimated net proceeds to the Company after commission fee and estimated offering expenses were $24.0 million.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this Report and with our Annual Report on Form 10-K for the fiscal year ended May 31, 2021 and the consolidated financial statements and notes thereto.

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

Investors and others should note that we announce material financial information to our investors using our investor relations website (https://www.aehr.com/investor-relations/), SEC filings, press releases, public conference calls and webcasts. We use these channels to communicate with our investors and the public about our company, our products and services and other issues. It is possible that the information we post on our investor relations website could be deemed to be material information. Therefore, we encourage investors, the media and others interested in our company to review the information we post on our investor relations website.

COVID-19 PANDEMIC RESPONSE

The Company has been impacted by the outbreak of the novel coronavirus, known as COVID-19, which has spread throughout the world. Our top priority during the COVID-19 pandemic is protecting the health and safety of our employees and their families, along with our customers and community. We introduced policies and procedures to increase workplace flexibility, such as working remotely where possible to reduce the number of people who are on campus each day. As a global supplier of Critical Infrastructure Sectors, as defined by the Cybersecurity and Infrastructure Security Agency, we have supported and continue to support customers during the pandemic. In the interest of public health, all onsite operations generally use the minimum number of people to safely execute tasks and follow enhanced safety and health protocols including screenings, social distancing and use of personal protective equipment.

Due to the impact of the COVID-19 pandemic on customers and customers’ customers, the Company experienced a drop in customer orders and revenues during the fiscal year ended May 31, 2021 and in the last quarter of fiscal year ended May 31, 2020. In response, the Company implemented cost reduction initiatives to mitigate operating losses, including mandatory vacation days, shutdown days and executive staff pay reductions. The Company eliminated all cost reduction initiatives in the last quarter of the fiscal year ended May 31, 2021.

The Company will continue to monitor the situation. As of the date of this report, the Company cannot predict with certainty the potential effects the COVID-19 pandemic may have on the Company’s business and its operating results. While the overall environment remains uncertain, the Company continues to invest in priority areas with the objective of driving profitable growth over the long term.

OVERVIEW

We were founded in 1977 to develop and manufacture burn-in and test equipment for the semiconductor industry. Since our inception, we have sold more than 2,500 systems to semiconductor manufacturers, semiconductor contract assemblers and burn-in and test service companies worldwide. Our principal products currently are the FOX-XP, FOX-NP and FOX-CP wafer contact and singulated die/module parallel test and burn-in systems, WaferPak Aligner, WaferPak contactors, DiePak Loader, DiePak carriers and test fixtures.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, assumptions and judgements, including those related to customer programs and incentives, product returns, bad debts, inventories, income taxes, financing operations, warranty obligations, and long-term service contracts. Our estimates are derived from historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Those results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of the critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2021.

There have been no material changes to our critical accounting policies and estimates during the three months ended August 31, 2021 compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2021.

RESULTS OF OPERATIONS

The following table sets forth items in our unaudited condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

	Three Months Ended August 31,
	2021	2020

Net sales	100.0%	100.0%
Cost of sales	59.6	88.7
Gross profit	40.4	11.3

Operating expenses:
Selling, general and administrative	34.6	75.3
Research and development	23.4	44.7

Total operating expenses	58.0	120.0

Loss from operations	(17.6)	(108.7)

Interest expense, net	(0.2)	(0.6)
Net gain from dissolution of Aehr Test Systems Japan	--	108.6
Gain from forgiveness of PPP loan	30.1	--
Other income (expense), net	0.4	(4.7)

Income (loss) before income tax (expense) benefit	12.7	(5.4)

Income tax (expense) benefit	(0.4)	10.7

Net income	12.3%	5.3%

THREE MONTHS ENDED AUGUST 31, 2021 COMPARED TO THREE MONTHS ENDED AUGUST 31, 2020

NET SALES. Net sales increased to $5.6 million for the three months ended August 31, 2021 from $2.0 million for the three months ended August 31, 2020, an increase of 180.6%. The increase in net sales for the three months ended August 31, 2021 was primarily due to the increases in net sales of both our wafer-level products and Test During Burn-in (TDBI) products. Net sales of our wafer-level products for the three months ended August 31, 2021 were $5.1 million, and increased approximately $3.6 million from the three months ended August 31, 2020. Net sales of our TDBI products for the three months ended August 31, 2021 were $503,000, and increased $50,000 from the three months ended August 31, 2020.

GROSS PROFIT. Gross profit increased to $2.3 million for the three months ended August 31, 2021 from $227,000 for the three months ended August 31, 2020, an increase of approximately 904.8%. Gross profit margin increased to 40.4% for the three months ended August 31, 2021 from 11.3% for the three months ended August 31, 2020. The increase in gross profit margin was primarily the result of manufacturing efficiencies due to an increase in net sales.

SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased to $2.0 million for the three months ended August 31, 2021 from $1.5 million for the three months ended August 31, 2020, an increase of 29.0%. The increase in SG&A expenses was primarily due to an increase in employment related expenses.

RESEARCH AND DEVELOPMENT. R&D expenses increased to $1.3 million for the three months ended August 31, 2021 from $900,000 for the three months ended August 31, 2020, an increase of 46.8%. The increase in R&D expenses was primarily due to increases in outside services of $172,000, employment related expenses of $158,000 and project expenses of $99,000.

INTEREST EXPENSE, NET. Interest expense, net was $9,000 and $13,000 for the three months ended August 31, 2021 and 2020, respectively.

NET GAIN FROM DISSOLUTION OF AEHR TEST SYSTEMS JAPAN. Net gain from dissolution of Aehr Test Systems Japan was $2.2 million for the three months ended August 31, 2020, due to the release of the cumulative translation adjustment in connection with the complete liquidation of Aehr Test Systems Japan subsidiary in July 2020.

GAIN FROM FORGIVENESS OF PPP LOAN. On June 12, 2021, we received confirmation from the SVB that on June 4, 2021, the Small Business Administration approved our PPP Loan forgiveness application for the entire PPP Loan balance of $1,678,789 and interest totaling $18,933, and we recognized a gain of $1,697,722.

OTHER INCOME (EXPENSE), NET. Other income, net was $23,000 for the three months ended August 31, 2021, compared with other expense, net of $94,000 for the three months ended August 31, 2020. The change in other income (expense), net was primarily due to gains or losses realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

INCOME TAX (EXPENSE) BENEFIT. Income tax expense was $23,000 for the three months ended August 31, 2021, compared with income tax benefit of $215,000 for the three months ended August 31, 2020. During the three months ended August 31, 2020, the currency translation adjustment balance was released and the residual income tax effect of $215,000 was recorded pursuant to the inter-period allocation rules in connection with the complete liquidation of Aehr Test Systems Japan subsidiary in July 2020.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $1.9 million and $643,000 for the three months ended August 31, 2021 and 2020, respectively. For the three months ended August 31, 2021, net cash provided by operating activities was primarily the result of net income of $696,000, as adjusted to exclude the effect of forgiveness of PPP loan of $1.7 million, and a non-cash charge of stock-based compensation expense of $588,000 and depreciation and amortization of $73,000. Other changes in cash from operations primarily resulted from an increase in customer deposits and deferred revenue of $3.1 million, partially offset by an increase in inventories of $1.3 million. The increase in customer deposits and deferred revenue was primarily due to the receipt of additional down payments from certain customers. The increase in inventory was to support expected future shipments for customer orders. For the three months ended August 31, 2020, net cash provided by operating activities was primarily the result of net income of $107,000, as adjusted to exclude the effect of net gain from dissolution of Aehr Test Systems Japan of $2.4 million including income tax benefit, and a non-cash charge of stock-based compensation expense of $270,000 and depreciation and amortization of $82,000. Other change in cash from operations primarily resulted from a decrease in accounts receivable of $2.6 million. The decrease in accounts receivable was primarily due to a decrease in sales for the three months ended August 31, 2020 compared with the three months ended May 31, 2020.

Net cash used in investing activities was $59,000 and $47,000 for the three months ended August 31, 2021 and 2020, respectively. Net cash used in investing activities during the three months ended August 31, 2021 and 2020 was due to purchases of property and equipment.

Net cash provided by financing activities was $135,000 and $190,000 for the three months ended August 31, 2021 and 2020, respectively. Net cash provided by financing activities during the three months ended August 31, 2021 was primarily due to the net proceeds from issuance of common stock under employee plans of $1.5 million, partially offset by the net payment of the line of credit of $1.4 million. Net cash provided by financing activities during the three months ended August 31, 2020 was due to proceeds from the issuance of common stock under employee plans.

The effect of fluctuation in exchange rates decreased cash by $2,000 for the three months ended August 31, 2021, and increased cash by $94,000 for the three months ended August 31, 2020. The changes were due to the fluctuation in the value of the dollar compared to foreign currencies.

As of August 31, 2021 and May 31, 2021, we had working capital of $12.9 million and $10.1 million, respectively.

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

Since inception, we have incurred substantial cumulative losses and negative cash flows from operations. In response, we took steps to minimize expense levels, entered into credit arrangements, and raised capital through public and private equity offerings, to increase the likelihood that we will have sufficient cash to support operations. We anticipate that the existing cash balance together with future income from operations, collections of existing accounts receivable, revenue from our existing backlog of products as of this filing date, the sale of inventory on hand, deposits and down payments against significant orders will be adequate to meet our working capital and capital equipment requirement needs over the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the timing and cost to introduce new and enhanced products and the timing and cost to implement new manufacturing technologies. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. Any additional debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of the Company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. As of the date of this Report, the Company has raised $25 million from the ATM offering, see Note 17.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet financing arrangements and have not established any special purpose or variable interest entities.

OVERVIEW OF CONTRACTUAL OBLIGATIONS

There have been no material changes in the composition, magnitude or other key characteristics of our contractual obligations or other commitments as disclosed in the Company's Annual Report on Form 10-K for the year ended May 31, 2021.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We had no holdings of derivative financial or commodity instruments as of August 31, 2021 or May 31, 2021.

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

Please refer to the description of the risk factors associated with our business previously disclosed in Part I, Item 1A - "Risk Factors" of our Annual Report on Form 10-K for the year ended May 31, 2021 filed with the Securities and Exchange Commission on August 27, 2021.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Description

3.1(1)	Restated Articles of Incorporation of Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

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

__________

(1) Incorporated by reference to the same-numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 filed June 11, 1997 (File No. 333-28987).

(2) Incorporated by reference to Exhibit 3.1 previously filed with the Company’s Current Report on Form 8-K filed September 9, 2020 (File No. 000-22893).

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

Aehr Test Systems
(Registrant)

Date: October 14, 2021	By:	/s/ GAYN ERICKSON
Gayn Erickson
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 14, 2021	By:	/s/ KENNETH B. SPINK
Kenneth B. Spink
Vice President of Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)

