Form 10-Q
period 2021-11-30
AEHR TEST SYSTEMS
filed 2022-01-14
CIK 1040470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock Par value of $0.01 per share	AEHR	The NASDAQ Capital Market

Number of shares of the registrant’s common stock, $0.01 par value, outstanding as of December 31, 2021 was 26,841,819.

AEHR TEST SYSTEMS

FORM 10-Q

FOR THE QUARTER ENDED NOVEMBER 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

AEHR TEST SYSTEMS

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	November 30,	May 31,
	2021	2021
		(1)
ASSETS
Current assets:
Cash and cash equivalents	$35,031	$4,582
Accounts receivable, net	7,391	5,202
Inventories	13,033	8,849
Prepaid expenses and other current assets	622	551

Total current assets	56,077	19,184

Property and equipment, net	661	677
Operating lease right-of-use assets	1,265	1,606
Other assets	182	198

Total assets	$58,185	$21,665

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,386	$2,893
Accrued expenses	2,254	2,163
Operating lease liabilities, short-term	763	737
Customer deposits and deferred revenue, short-term	10,142	189
Line of credit	-	1,400
Current portion of long-term debt	-	1,679

Total current liabilities	16,545	9,061

Operating lease liabilities, long-term	616	1,007
Deferred revenue, long-term	116	99
Other liabilities	46	49

Total liabilities	17,323	10,216

Aehr Test Systems shareholders’ equity:
Common stock, $0.01 par value: Authorized: 75,000 shares; Issued and outstanding: 26,835 shares and 23,725 shares at November 30, 2021 and May 31, 2021, respectively	268	237
Additional paid-in capital	115,602	87,553
Accumulated other comprehensive (loss) income	(108)	(28)
Accumulated deficit	(74,900)	(76,313)

Total shareholders’ equity	40,862	11,449

Total liabilities and shareholders’ equity	$58,185	$21,665

___________

(1) The condensed consolidated balance sheet at May 31, 2021 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2021	2020	2021	2020

Net sales	$9,611	$1,683	$15,257	$3,695
Cost of sales	5,092	1,306	8,457	3,091
Gross profit	4,519	377	6,800	604

Operating expenses:
Selling, general and administrative	2,489	1,501	4,442	3,015
Research and development	1,313	820	2,634	1,720
Total operating expenses	3,802	2,321	7,076	4,735

Income (loss) from operations	717	(1,944)	(276)	(4,131)

Interest expense, net	(1)	(12)	(10)	(25)
Net gain from dissolution of Aehr Test Systems Japan	-	-	-	2,186
Gain from forgiveness of PPP loan	-	-	1,698	-
Other income (expense), net	35	(6)	58	(100)

Income (loss) before income tax (expense) benefit	751	(1,962)	1,470	(2,070)

Income tax (expense) benefit	(34)	(4)	(57)	211
Net income (loss)	$717	$(1,966)	$1,413	$(1,859)

Net income (loss) per share
Basic	$0.03	$(0.08)	$0.06	$(0.08)
Diluted	$0.03	$(0.08)	$0.05	$(0.08)

Shares used in per share calculations:
Basic	26,205	23,396	25,102	23,322
Diluted	28,342	23,396	26,849	23,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2021	2020	2021	2020

Net income (loss)	$717	$(1,966)	$1,413	$(1,859)

Other comprehensive (loss) income, net of tax:
Net change in cumulative translation adjustments	(44)	5	(80)	104
Reclassification of cumulative translation adjustment as a result of dissolution of Aehr Test Systems Japan	-	-	-	(2,401)

Total comprehensive income (loss)	673	(1,961)	1,333	(4,156)
Less: Comprehensive income attributable to the noncontrolling interest	-	-	-	21

Comprehensive income (loss), attributable to Aehr Test Systems common shareholders	$673	$(1,961)	$1,333	$(4,177)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

						Total Aehr
				Accumulated		Test
			Additional	Other		Systems		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’	Noncontrolling	Shareholders'
Three Months Ended November 30, 2021	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
Balances, August 31, 2021	24,483	$245	$89,668	$(64)	$(75,617)	$14,232	$-	$14,232

Issuance of common stock under employee plans	655	6	1,203	-	-	1,209	-	1,209
Proceeds from public offerings, net of issuance costs	1,697	17	24,013	-	-	24,030	-	24,030
Stock-based compensation	-	-	718	-	-	718	-	718
Net income	-	-	-	-	717	717	-	717
Foreign currency translation adjustment	-	-	-	(44)	-	(44)	-	(44)

Balances, November 30, 2021	26,835	$268	$115,602	$(108)	$(74,900)	$40,862	$-	$40,862

						Total Aehr
				Accumulated		Test
			Additional	Other		Systems		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’	Noncontrolling	Shareholders’
Six Months Ended November 30, 2021	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
Balances, May 31, 2021	23,725	$237	$87,553	$(28)	$(76,313)	$11,449	$-	$11,449

Issuance of common stock under employee plans	1,413	14	2,730	-	-	2,744	-	2,744
Proceeds from public offerings, net of issuance costs	1,697	17	24,013	-	-	24,030	-	24,030
Stock-based compensation	-	-	1,306	-	-	1,306	-	1,306
Net income	-	-	-	-	1,413	1,413	-	1,413
Foreign currency translation adjustment	-	-	-	(80)	-	(80)	-	(80)

Balances, November 30, 2021	26,835	$268	$115,602	$(108)	$(74,900)	$40,862	$-	$40,862

						Total Aehr
				Accumulated		Test
			Additional	Other		Systems		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’	Noncontrolling	Shareholders’
Three Months Ended November 30, 2020	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
Balances, August 31, 2020	23,291	$233	$86,356	$(67)	$(74,201)	$12,321	$-	$12,321

Issuance of common stock under employee plans	196	2	173	-	-	175	-	175
Stock-based compensation	-	-	257	-	-	257	-	257
Net loss	-	-	-	-	(1,966)	(1,966)	-	(1,966)
Foreign currency translation adjustment	-	-	-	5	-	5	-	5

Balances, November 30, 2020	23,487	$235	$86,786	$(62)	$(76,167)	$10,792	$-	$10,792

						Total Aehr
				Accumulated		Test
			Additional	Other		Systems		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’	Noncontrolling	Shareholders’
Six Months Ended November 30, 2020	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
Balances, May 31, 2020	23,107	$231	$85,898	$2,234	$(74,286)	$14,077	$(21)	$14,056

Issuance of common stock under employee plans	380	4	361	-	-	365	-	365
Stock-based compensation	-	-	527	-	-	527	-	527
Net loss	-	-	-	-	(1,859)	(1,859)	-	(1,859)
Foreign currency translation adjustment	-	-	-	105	-	105	(1)	104
Reclassification of cumulative translation adjustment as a result of dissolution of Aehr Test Systems Japan	-	-	-	(2,401)	(22)	(2,423)	22	(2,401)

Balances, November 30, 2020	23,487	$235	$86,786	$(62)	$(76,167)	$10,792	$-	$10,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	November 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,413	$(1,859)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	1,306	527
Depreciation and amortization	149	165
Net gain from dissolution of Aehr Test Systems Japan	-	(2,186)
Income tax benefit related to dissolution of Aehr Test Systems Japan	-	(215)
Gain from forgiveness of PPP loan	(1,698)	-
Changes in operating assets and liabilities:
Accounts receivable	(2,284)	2,341
Inventories	(4,212)	(1,067)
Prepaid expenses and other assets	(60)	92
Accounts payable	512	160
Accrued expenses	104	(97)
Customer deposits and deferred revenue	9,970	(117)
Income taxes payable	11	1
Net cash provided by (used in) operating activities	5,211	(2,255)

Cash flows from investing activities:
Purchases of property and equipment	(132)	(194)
Net cash used in investing activities	(132)	(194)

Cash flows from financing activities:
Line of credit repayments, net	(1,400)	-
Proceeds from issuance of common stock under employee plans, net of taxes paid related to share settlement of equity awards	2,744	365
Proceeds from issuance of common stock from public offering, net of issuance costs	24,030	-
Net cash provided by financing activities	25,374	365

Effect of exchange rates on cash, cash equivalents and restricted cash	(4)	100

Net increase (decrease) in cash, cash equivalents and restricted cash	30,449	(1,984)

Cash, cash equivalents and restricted cash, beginning of period(1)	4,662	5,513

Cash, cash equivalents and restricted cash, end of period(1)	$35,111	$3,529

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

In the opinion of management, the unaudited condensed consolidated financial statements for the interim periods presented have been prepared on a basis consistent with the May 31, 2021 audited consolidated financial statements and reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated financial position and results of operations as of and for such periods indicated. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2021. Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

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

PRINCIPLES OF CONSOLIDATION. The condensed consolidated financial statements include the accounts of Aehr Test Systems and its subsidiaries (collectively, the “Company”). On November 18, 2020, the Company established a wholly owned new subsidiary, Aehr Test Systems Philippines, which is in full operation as of March 31, 2021. All significant intercompany balances have been eliminated in consolidation. The liquidation of Aehr Test Systems Japan K.K. (“ATS-Japan”), the Company’s majority owned subsidiary, was completed on July 31, 2020 and the noncontrolling interest was eliminated. See Note 16.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2021. There have been no significant changes in the Company’s significant accounting policies during the three and six months ended November 30, 2021.

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

The Company’s revenues by product category are as follows (in thousands):

	Three Months Ended November 30,		Six Months Ended November 30,
	2021	2020	2021	2020
Type of good / service:
Systems	$3,754	$171	$7,633	$972
Contactors	5,090	773	6,042	1,400
Services	767	739	1,582	1,323
	$9,611	$1,683	$15,257	$3,695

Product lines:
Wafer-level	$9,107	$1,251	$14,250	$2,810
Test During Burn-In	504	432	1,007	885
	$9,611	$1,683	$15,257	$3,695

The following presents information about the Company’s operations in different geographic areas. Net sales are based upon ship-to location (in thousands):

	Three Months Ended November 30,		Six Months Ended November 30,
	2021	2020	2021	2020
Geographic region:
United States	$895	$970	$1,401	$2,011
Asia	8,716	632	13,853	1,601
Europe	-	81	3	83
	$9,611	$1,683	$15,257	$3,695

With the exception of the amount of service contracts and extended warranties, the Company’s product category revenues are recognized at the point in time when control transfers to customers. The following presents revenue based on timing of recognition (in thousands):

	Three Months Ended November 30,		Six Months Ended November 30,
	2021	2020	2021	2020
Timing of revenue recognition:

Products and services transferred at a point in time	$9,270	$1,214	$14,560	$2,784
Services transferred over time	341	469	697	911
	$9,611	$1,683	$15,257	$3,695

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

Contract liabilities include payments received in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities are reported on the Condensed Consolidated Balance Sheets at the end of each reporting period as a component of deferred revenue. Contract liabilities as of November 30, 2021 and May 31, 2021 were $10,258,000 and $288,000, respectively. During the three and six months ended November 30, 2021, the Company recognized $31,000 and $140,000, respectively, of revenues that were included in contract liabilities as of May 31, 2021.

Remaining performance obligations

On November 30, 2021, the Company had $239,000 of remaining performance obligations, which were comprised of deferred service contracts and extended warranty contracts not yet delivered. The Company expects to recognize approximately 23% of its remaining performance obligations as revenue in fiscal 2022, and an additional 77% in fiscal 2023 and thereafter. The foregoing excludes the value of other remaining performance obligations as they have original durations of one year or less, and also excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

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

 The following table presents the computation of basic and diluted net income (loss) per share attributable to Aehr Test Systems common shareholders (in thousands, except per share data):

	Three Months Ended November 30,		Six Months Ended November 30,
	2021	2020	2021	2020

Numerator: Net income (loss)	$717	$(1,966)	$1,413	$(1,859)

Denominator for basic net income (loss) per share:

Weighted average shares outstanding	26,205	23,396	25,102	23,322

Shares used in basic net income (loss) per share calculation	26,205	23,396	25,102	23,322
Effect of dilutive securities	2,137	-	1,747	-

Denominator for diluted net income (loss) per share	28,342	23,396	26,849	23,322

Basic net income (loss) per share	$0.03	$(0.08)	$0.06	$(0.08)
Diluted net income (loss) per share	$0.03	$(0.08)	$0.05	$(0.08)

For the purpose of computing diluted earnings per share, weighted average potential common shares do not include stock options with an exercise price greater than the average fair value of the Company’s common stock for the period, as the effect would be anti-dilutive. In the three and six months ended November 30, 2021, stock options to purchase 5,000 shares of common stock were outstanding, but were not included in the computation of diluted net income per share, because the inclusion of such shares would be anti-dilutive. In the three and six months ended November 30, 2020, potential common shares have not been included in the calculation of diluted net loss per share as the effect would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for these periods are the same. Stock options to purchase 2,886,000 shares of common stock, RSUs for 155,000 shares and ESPP rights to purchase 72,000 ESPP shares were outstanding as of November 30, 2020, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive.

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

Level 3 - instrument valuations are obtained without observable market values and require a high level of judgment to determine the fair value.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of November 30, 2021 (in thousands):

	Balance as of
	November 30, 2021	Level 1	Level 2	Level 3
Money market funds	$30,582	$30,582	$-	$-
Assets	$30,582	$30,582	$-	$-

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of May 31, 2021 (in thousands):

	Balance as of May 31, 2021	Level 1	Level 2	Level 3
Money market funds	$580	$580	$-	$-
Assets	$580	$580	$-	$-

Included in money market funds as of November 30, 2021 and May 31, 2021 is $80,000 restricted cash representing a security deposit for the Company’s United States manufacturing and office space lease which is included in other assets in the consolidated balance sheets.

 There were no financial liabilities measured at fair value as of November 30, 2021 and May 31, 2021.

 The carrying amounts of financial instruments including cash, cash equivalents, receivables, accounts payable and certain other accrued liabilities, approximate fair value due to their short maturities.

6. ACCOUNTS RECEIVABLE, NET

Accounts receivable represent customer trade receivables. As of November 30, 2021 and May 31, 2021, there were no allowances for doubtful accounts. Accounts receivable are derived from the sale of products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies. The Company’s allowance for doubtful accounts is based upon historical experience and review of trade receivables by aging category to identify specific customers with known disputes or collection issues. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received.

7. INVENTORIES

 Inventories are comprised of the following (in thousands):

	November 30, 2021	May 31, 2021
Raw materials and sub-assemblies	$8,169	$5,859
Work in process	4,857	2,988
Finished goods	7	2
	$13,033	$8,849

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

 The following is a summary of changes in the Company’s liability for product warranties during the three and six months ended November 30, 2021 and 2020 (in thousands):

	Three Months Ended November 30,		Six Months Ended November 30,
	2021	2020	2021	2020

Balance at the beginning of the period	$505	$330	$494	$246

Accruals for warranties issued during the period	95	113	257	192
Adjustments to previously existing warranty accruals	72	11	72	87
Consumption of reserves	(257)	(210)	(408)	(281)

Balance at the end of the period	$415	$244	$415	$244

 The accrued warranty balance is included in accrued expenses on the accompanying condensed consolidated balance sheets.

9. CUSTOMER DEPOSITS AND DEFERRED REVENUE, SHORT-TERM

Customer deposits and deferred revenue, short-term (in thousands):

	November 30, 2021	May 31, 2021
Customer deposits	$10,009	$27
Deferred revenue	133	162
	$10,142	$189

10. INCOME TAXES

The Company is subject to U.S federal and state and foreign income taxes as a corporation. The Company’s tax provision and the resulting effective tax rate for the interim period is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter. The Company recorded a provision for income tax of $34,000 and $56,000 for the three and six months ended November 30, 2021 which consisted primarily of foreign withholding taxes and foreign income taxes. For the three and six months ended November 30, 2020 the Company recorded a tax expense of $4,000 and a $215,000 tax benefit related to the dissolution of its Japan subsidiary. See Note 16.

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

11. LEASES

The Company has only operating leases for real estate including corporate offices, warehouse space and certain equipment. A lease with an initial term of 12 months or less is generally not recorded on the condensed consolidated balance sheet, unless the arrangement includes an option to purchase the underlying asset, or renew the arrangement that the Company is reasonably certain to exercise (short-term leases). The Company recognizes lease expense on a straight-line basis over the lease term for short-term leases that the Company does not record on its balance sheet. The Company’s operating leases have remaining lease terms of 2 months to 4 years.

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

The weighted-average remaining lease term for the Company’s operating leases was 1.9 years at November 30, 2021 and the weighted-average discount rate was 5.43%.

The Company’s operating lease cost was $192,000 and $385,000 for the three and six months ended November 30, 2021, respectively. The Company’s operating lease cost was $190,000 and $375,000 for the three and six months ended November 30, 2020, respectively.

 The following table presents supplemental cash flow information related to the Company’s operating leases (in thousands):

	Six Months Ended November 30,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating lease	$408	$382
Right-of-use assets obtained in exchange for operating lease liabilities	-	-

The following table presents the maturities of the Company’s operating lease liabilities as of November 30, 2021 (in thousands):

Fiscal year	Operating Leases
2022 (excluding the first six months of 2022)	$406
2023	829
2024	168
2025	31
2026	19
Thereafter	-
Total future minimum operating lease payments	$1,453
Less: imputed interest	(74)
Present value of operating lease liabilities	$1,379

12. BORROWING AND FINANCING ARRANGEMENTS:

On January 16, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). Pursuant to the Loan Agreement, the Company may borrow up to (a) the lesser of (i) the revolving line of $4.0 million or (ii) the amount available under the borrowing base minus (b) the outstanding principal balance of any advances, under a revolving line of credit which is collateralized by all the Company’s assets except intellectual property. The borrowing base is 80% of eligible accounts, as determined by SVB from the Company’s most recent borrowing base statement; provided, however, SVB has the right to decrease the foregoing percentage in its good faith business judgment to mitigate the impact of certain events or conditions, which may adversely affect the collateral or its value. Subject to an event of default, the principal amount outstanding under the revolving line of credit will accrue interest at a floating per annum rate equal to the greater of (a)the prime rate plus an additional percentage of up to 1%, which additional percentage depends on the Company’s adjusted quick ratio, and (b) 4.75%. Interest is payable monthly on the last calendar day of each month and the outstanding principal amount, the unpaid interest and all other obligations are due on the maturity date, which is 364 days from the effective date of January 13, 2020.

On January 14, 2021, the Company entered into the First Amendment to Loan and Security Agreement (the “Amendment”) with Silicon Valley Bank. The Amendment, among other things, extended the Revolving Line Maturity Date to July 14, 2021; provided, however, that if the Company achieved specified operating metrics on a consolidated basis on or prior to May 31, 2021 the Amended Revolving Line Maturity Date would be extended to January 13, 2022. As of November 30, 2021, the Revolving Line Maturity Date had been extended to January 13, 2022.

On January 11, 2022, the Company entered into the Second Amendment to the Loan and Security Agreement (the “Amendment”) with Silicon Valley Bank.  The Amendment, among other things, increases the available amount of the line up to the lesser of (i) $10 million or (ii) of any the amount available under the borrowing base, under a revolving line of credit.  In addition, the Amendment allows for borrowing up to $3 million of the available balance based upon eligible customer purchase orders, reduces the interest rate under the line to the greater of (a) prime rate plus an additional percentage up to 1.5%, which additional percentage depends on the Company’s adjusted quick ratio, and (b) 3.25%, and extends the maturity date on the loan to January 13, 2023.

At November 30, 2021, the Company had not drawn against the credit facility and was in compliance with all covenants related to obligations to meet reporting requirements. The balance available to borrow under the line at November 30, 2021 was $3,346,000. There are no financial covenants in the agreement.

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

14. STOCK-BASED COMPENSATION

Stock-based compensation expense consists of expenses for stock options, RSUs including performance - based grants, and ESPP purchase rights. Stock-based compensation expense for stock options and ESPP purchase rights is measured at each grant date, based on the fair value of the award using the Black-Scholes option valuation model, and is recognized as expense over the employee’s requisite service period. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different from those of publicly traded options. For RSUs, stock-based compensation cost is based on the fair value of the Company’s common stock at the grant date. All of the Company’s stock-based compensation is accounted for as an equity instrument. See Note 11 in the Company’s Annual Report on Form 10-K for fiscal 2021 filed on August 27, 2021 for further information regarding the 2016 Equity Incentive Plan (the “2016 Plan”) and the ESPP.

The following table summarizes the stock-based compensation expense for the three and six months ended November 30, 2021 and 2020 (in thousands):

	Three Months Ended November 30,		Six Months Ended November 30,
	2021	2020	2021	2020
Stock-based compensation in the form of stock options, RSUs and ESPP purchase rights, included in:
Cost of sales	$76	$15	$158	$31
Selling, general and administrative	377	194	772	399
Research and development	265	48	376	97
Total stock-based compensation	$718	$257	$1,306	$527

As of November 30, 2021, and November 30, 2020, there were no stock-based compensation expenses capitalized as part of inventory.

During the three months ended November 30, 2021 and 2020, the Company recorded stock-based compensation expense related to stock options and RSUs of $416,000 and $238,000, respectively. During the six months ended November 30, 2021 and 2020, the Company recorded stock-based compensation expense related to stock options and RSUs of $900,000 and $483,000, respectively.

As of November 30, 2021, the total compensation expense related to unvested stock-based awards under the 2016 Plan, but not yet recognized, was approximately $1,797,000, which is net of estimated forfeitures of $5,000. This expense will be amortized on a straight-line basis over a weighted average period of approximately 1.8 years.

During the three months ended November 30, 2021 and 2020, the Company recorded stock-based compensation expense related to the ESPP of $302,000 and $19,000, respectively. During the six months ended November 30, 2021 and 2020, the Company recorded stock-based compensation expense related to the ESPP of $406,000 and $44,000, respectively.

 As of November 30, 2021, the total compensation expense related to purchase rights under the ESPP but not yet recognized was approximately $1,012,000. This expense will be amortized on a straight-line basis over a weighted average period of approximately 1.0 years.

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

Fair Value. The fair value of the Company’s stock options granted to employees for the three and six months ended November 30, 2021 and 2020 were estimated using the following weighted average assumptions in the Black-Scholes option valuation model:

	Three Months Ended November 30,		Six Months Ended November 30,
	2021	2020	2021	2020

Expected term (in years)	6	6	6	6
Volatility	0.85	0.73	0.76	0.72
Risk-free interest rate	1.32%	0.43%	1.02%	0.39%
Weighted average grant date fair value	$14.16	$0.91	$2.50	$1.09

 The fair values of the ESPP purchase rights granted for the three and six months ended November 30, 2021 and 2020 were estimated using the following assumptions:

	Three and Six Months Ended	Three and Six Months Ended
	November 30, 2021	November 30, 2020

Expected term (in years)	0.5-2.0	0.5-2.0
Volatility	1.01-1.43	0.74-0.82
Expected dividend	$0.00	$0.00
Risk-free interest rates	0.05%-0.27%	0.10%-0.14%
Estimated forfeiture rate	0%	0%
Weighted average grant date fair value	$9.57	$0.42

During the three and six months ended November 30, 2021, ESPP purchase rights of 103,000 were granted. During the three and six months ended November 30, 2020, ESPP purchase rights of 72,000 were granted. Total ESPP shares issued during the three and six months ended November 30, 2021 and 2020 were 75,000 and 72,000 shares, respectively. As of November 30, 2021 and 2020, there were 361,000 and 161,000 ESPP shares available for issuance, respectively.

The following tables summarize the Company’s stock option and RSU transactions during the three and six months ended November 30, 2021 (in thousands):

Available Shares
Balance, May 31, 2021	1,137

Options granted	(206)
RSUs granted	(238)
Options cancelled and adjusted	(8)

Balance, August 31, 2021	685
Options reserved	1,414
Options granted	(10)
RSUs granted	(14)
RSUs - performance grants	(270)
Options cancelled	51

Balance, November 30, 2021	1,856

The following table summarizes the stock option transactions during the three and six months ended November 30, 2021 (in thousands, except per share data):

	Outstanding Options
	Number of	Weighted Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
Balances, May 31, 2021	2,766	$2.16	$807

Options granted	206	$2.93
Options cancelled	(6)	$1.95
Options exercised	(641)	$2.46

Balances, August 31, 2021	2,325	$2.14	$12,365

Options granted	10	$19.85
Options cancelled	(51)	$1.73
Options exercised	(571)	$2.14

Balances, November 30, 2021	1,713	$2.26	$25,997

Options fully vested and expected to vest at November 30, 2021	1,685	$4.22	$25,250

 The options outstanding and exercisable at November 30, 2021 were in the following exercise price ranges (in thousands, except per share data):

	Options Outstanding at November 30, 2021			Options Exercisable at November 30, 2021
Range of Exercise Prices	Number Outstanding Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.22-$1.34	97	5.60	$1.28	54	5.86	$1.33
$1.64-$1.86	682	4.51	$1.71	356	4.05	$1.69
$2.03-$2.46	594	3.18	$2.23	453	2.87	$2.22
$2.63-$2.93	226	6.12	$2.92	38	3.67	$2.84
$3.46-$3.93	104	2.67	$3.84	104	2.67	$3.84
$9.94-19.85	10	6.89	$19.85	-	6.89	$19.85
$1.22-19.85	1,713	4.23	$2.26	1,005	3.46	$2.18	$15,314

The total intrinsic value of options exercised during the three and six months ended November 30, 2021 was $9,133,000 and $11,035,000, respectively. The total intrinsic value of options exercised during the three and six months ended November 30, 2020 was $3,000 and $95,000, respectively. The weighted average remaining contractual life of the options exercisable and expected to be exercisable at November 30, 2021 was 4.22 years. The weighted average remaining contractual life of the options exercisable and expected to be exercisable at November 30, 2020 was 3.93 years.

 During the three months ended November 30, 2021, RSUs for 1,000 shares were granted to employees. The market value on the date of the grant of these RSUs was $24.57 per share. During the six months ended November 30, 2021, RSUs for 49,000 shares, net of 40,000 shares withheld for payroll taxes at the time of settlement, were granted to employees to pay bonuses in lieu of cash and another RSUs for 120,000 shares were granted to employees. The weighted average market value on the dates of the grant of these RSUs was $2.98 per share. During the three and six months ended November 30, 2021, 18,000 and 29,000 RSUs became fully vested, respectively. As of November 30, 2021, 237,000 RSUs were unvested which had an intrinsic value of $4,129,000. There were no RSUs granted to employees during the three months ended November 30, 2020. During the six months ended November 30, 2020, RSUs for 161,000 shares were granted to employees. The market value on the date of the grant of these RSUs was $1.86 per share. During the three and six months ended November 30, 2020, 11,000 and 14,000 RSUs became fully vested, respectively. As of November 30, 2020, 155,000 RSUs were unvested which had an intrinsic value of $256,000.

Early in fiscal 2022 the Board of Directors approved the granting of performance based RSUs to key officers based upon revenue thresholds for the year ended May 31, 2022. The total maximum amount of RSUs to be vested if all revenue goals are achieved will be approximately 270,000. As of November 30, 2021 none of the revenue goals have been achieved and thus none of the RSUs are vested. The Company expects that by year end all the revenue goals will be achieved. During the quarter and six months ended November 30, 2021, the Company recognized approximately $246,000 in stock-based compensation expense for these performance RSUs.

During the three months ended November 30, 2021, RSUs for 13,000 shares were granted to members of the Company’s Board of Directors for Board fees. The market value on the date of the grant of these RSUs was $19.85 per share. During the six months ended November 30, 2021, RSUs for 43,000 shares were granted to members of the Company’s Board of Directors. The weighted average market value on the dates of the grant of these RSUs was $8.02 per share. There were no RSUs vested during the three months ended November 30, 2021. During the six months ended November 30, 2021, 30,000 RSUs to the members of the Company’s Board of Directors became fully vested. During the three months ended November 30, 2020, RSUs for 57,000 shares were granted to members of the Company’s Board of Directors for Board fees. The market value on the date of the grant of these RSUs was $1.34 per share. During the six months ended November 30, 2020, RSUs for 92,000 shares were granted to members of the Company’s Board of Directors for Board fees. The weighted average market value on the date of the grant of these RSUs was $1.54 per share. All of these RSUs were immediately fully vested.

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

 Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in thousands):

	November 30, 2021	May 31, 2021
United States	$624	$647
Asia	37	30
Europe	-	-
	$661	$677

 As of November 30, 2021, the operating lease right-of-use assets of $1,156,000 and $109,000 are allocated in the United States and Asia, respectively.

 There were no revenues through distributors for the three and six months ended November 30, 2021 and 2020.

 Sales to the Company’s five largest customers accounted for approximately 98% and 96% of its net sales in the three and six months ended November 30, 2021, respectively. One customer accounted for approximately 82% of the Company’s net sales in the three months ended November 30, 2021. One customer accounted for approximately 77% of the Company’s net sales in the six months ended November 30, 2021. Sales to the Company’s five largest customers accounted for approximately 90% and 74% of its net sales in the three and six months ended November 30, 2020, respectively. Five customers accounted for approximately 22%, 18%, 18%, 16% and 15% of the Company’s net sales in the three months ended November 30, 2020. Five customers accounted for approximately 20%, 18%, 15%, 11% and 10% of the Company’s net sales in the six months ended November 30, 2020. No other customers represented more than 10% of the Company’s net sales in the three and six months ended November 30, 2021 and 2020.

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

17. EQUITY

 On August 25, 2021, the Board authorized Management to take actions necessary for the execution of a $75 million shelf registration, which S-3 was filed with the SEC on September 3, 2021. A Prospectus Supplement for an “At the Market” (“ATM”) sale of $25 million of common stock was subsequently filed on September 17, 2021. On October 8, 2021, the Company fully executed the ATM offering by selling 1,696,729 shares at an average selling price of $14.73. The gross proceeds to the Company were $25.0 million, before commission fees of $0.7 million and offering expenses of $0.3 million.

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

 In addition to historical information, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this Report, including those made by our management, other than statements of historical fact, are forward-looking statements. These statements typically may be identified by the use of forward-looking words or phrases such as “believe,” “expect,” “intend,” “anticipate,” “should,” “planned,” “estimated,” and “potential,” among others and include, but are not limited to, statements concerning when we expect to recognize remaining performance obligations and statements concerning our expectations regarding our operations, business, strategies, prospects, revenues, expenses, costs and resources. These forward-looking statements include management’s judgments, estimates and assumptions and are subject to certain risks and uncertainties that could cause our actual results to differ materially from anticipated results or other expectations reflected in forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Report and other factors beyond our control, and in particular, the risks discussed in “Part II, Item 1A. Risk Factors” and those discussed in other documents we file with the SEC. All forward-looking statements included in this document are based on our current expectations, and we undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

 There have been no material changes to our critical accounting policies and estimates during the three and six months ended November 30, 2021 compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2021.

RESULTS OF OPERATIONS

 The following table sets forth items in our unaudited condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

	Three Months Ended November 30,		Six Months Ended November 30,
	2021	2020	2021	2020

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	53.0	77.6	55.4	83.7
Gross profit	47.0	22.4	44.6	16.3

Operating expenses:
Selling, general and administrative	25.9	89.2	29.1	81.6
Research and development	13.6	48.7	17.3	46.5
Total operating expenses	39.5	137.9	46.4	128.1

Income (loss) from operations	7.5	(115.5)	(1.8)	(111.8)

Interest expense, net	--	(0.7)	(0.1)	(0.7)
Net gain from dissolution of Aehr Test Systems Japan	--	--	--	59.2
Gain from forgiveness of PPP loan	--	--	11.1	--
Other income (expense), net	0.3	(0.4)	0.4	(2.7)

Income (loss) before income tax (expense) benefit	7.8	(116.6)	9.6	(56.0)

Income tax (expense) benefit	(0.3)	(0.2)	(0.3)	5.7

Net income (loss)	7.5%	(116.8)%	9.3%	(50.3)%

THREE MONTHS ENDED NOVEMBER 30, 2021 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2020

 NET SALES. Net sales increased to $9.6 million for the three months ended November 30, 2021 from $1.7 million for the three months ended November 30, 2020, an increase of 471.1%. The increase in net sales for the three months ended November 30, 2021 was primarily due to the increases in net sales of both our wafer-level products and Test During Burn-in (TDBI) products. Net sales of our wafer-level products for the three months ended November 30, 2021 were $9.1 million, and increased approximately $7.9 million from the three months ended November 30, 2020. Net sales of our TDBI products for the three months ended November 30, 2021 were $504,000, and increased $72,000 from the three months ended November 30, 2020.

 GROSS PROFIT. Gross profit increased to $4.5 million for the three months ended November 30, 2021 from $377,000 for the three months ended November 30, 2020, an increase of 1,098.7%. Gross profit margin increased to 47.0% for the three months ended November 30, 2021 from 22.4% for the three months ended November 30, 2020. The increase in gross profit margin was primarily the result of manufacturing efficiencies due to an increase in net sales.

 SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased to $2.5 million for the three months ended November 30, 2021 from $1.5 million for the three months ended November 30, 2020, an increase of 65.8%. The increase in SG&A expenses was primarily the result of additional headcount and increased commission due to an increase in net sales.

 RESEARCH AND DEVELOPMENT. R&D expenses increased to $1.3 million for the three months ended November 30, 2021 from $820,000 for the three months ended November 30, 2020, an increase of 60.1%. The increase in R&D expenses was primarily due to an increase in employment related expenses from additional headcount.

 INTEREST EXPENSE, NET. Interest expense, net was $1,000 and $12,000 for the three months ended November 30, 2021 and 2020, respectively. The interest expense for the three months ended November 30, 2020 was from the PPP Loan that we obtained on April 23, 2020.

 OTHER INCOME (EXPENSE), NET. Other income, net was $35,000 for the three months ended November 30, 2021, compared with other expense, net of $6,000 for the three months ended November 30, 2020. The change in other income (expense), net was primarily due to gains or losses realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

 INCOME TAX (EXPENSE) BENEFIT. Income tax expense was $34,000 and $4,000 for the three months ended November 30, 2021 and 2020, respectively.

SIX MONTHS ENDED NOVEMBER 30, 2021 COMPARED TO SIX MONTHS ENDED NOVEMBER 30, 2020

 NET SALES. Net sales increased to $15.3 million for the six months ended November 30, 2021 from $3.7 million for the six months ended November 30, 2020, an increase of 312.9%. The increase in net sales for the six months ended November 30, 2021 was primarily due to the increases in net sales of both our wafer-level products and TDBI products. Net sales of our wafer-level products for the six months ended November 30, 2021 were $14.3 million, and increased approximately $11.4 million from the six months ended November 30, 2020. Net sales of our TDBI products for the six months ended November 30, 2021 were $1.0 million, and increased $122,000 from the six months ended November 30, 2020.

 GROSS PROFIT. Gross profit increased to $6.8 million for the six months ended November 30, 2021 from $604,000 for the six months ended November 30, 2020, an increase of 1,025.8%. Gross profit margin increased to 44.6% for the six months ended November 30, 2021 from 16.3% for the six months ended November 30, 2020. The increase in gross profit margin was primarily the result of manufacturing efficiencies due to an increase in net sales.

 SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased to $4.4 million for the six months ended November 30, 2021 from $3.0 million for the six months ended November 30, 2020, an increase of 47.3%. The increase in SG&A expenses was primarily the result of additional headcount and increased commission due to an increase in net sales.

 RESEARCH AND DEVELOPMENT. R&D expenses increased to $2.6 million for the six months ended November 30, 2021 from $1.7 million for the six months ended November 30, 2020, an increase of 53.1%. The increase in R&D expenses was primarily due to increases in employment related expenses from additional headcount of $585,000, outside services of $204,000, and project expenses of $125,000.

 INTEREST EXPENSE, NET. Interest expense, net was $10,000 and $25,000 for the six months ended November 30, 2021 and 2020, respectively. The interest expense for the six months ended November 30, 2020 was from the PPP Loan that we obtained on April 23, 2020.

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

OTHER INCOME (EXPENSE), NET. Other income, net for the six months ended November 30, 2021 was $58,000, compared with other expense, net of $100,000 for the six months ended November 30, 2020. The change in other income (expense), net was primarily due to gains or losses realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

 INCOME TAX (EXPENSE) BENEFIT. Income tax expense for the six months ended November 30, 2021 was $57,000, compared with income tax benefit of $211,000 for the six months ended November 30, 2020. During the six months ended November 30, 2020, the currency translation adjustment balance was released and the residual income tax effect of $215,000 was recorded pursuant to the inter-period allocation rules in connection with the complete liquidation of Aehr Test Systems Japan subsidiary in July 2020.

LIQUIDITY AND CAPITAL RESOURCES

 Net cash provided by operating activities was $5.2 million for the six months ended November 30, 2021, compared with net cash used by operating activities of $2.3 million for the six months ended November 30, 2020. For the six months ended November 30, 2021, net cash provided by operating activities was primarily the result of net income of $1.4 million, as adjusted to exclude the effect of forgiveness of PPP loan of $1.7 million, and a non-cash charge of stock-based compensation expense of $1.3 million and depreciation and amortization of $149,000. Other changes in cash from operations primarily resulted from an increase in customer deposits and deferred revenue of $10.0 million, partially offset by increases in inventories of $4.2 million and accounts receivable of $2.3 million. The increase in customer deposits and deferred revenue was primarily due to the receipt of additional down payments from certain customers. The increase in inventory was to support expected future shipments for customer orders. The increase in accounts receivable was primarily due to an increase in sales for the six months ended November 30, 2021 compared with the six months ended May 31, 2020. For the six months ended November 30, 2020, the $2.3 million net cash used in operating activities was primarily the result of net loss of $1.9 million, as adjusted to exclude the effect of net gain from dissolution of Aehr Test Systems Japan of $2.4 million, including an income tax benefit of $215,000, a non-cash charge of stock-based compensation expense of $527,000 and depreciation and amortization of $165,000. Net cash used in operations was also impacted by a decrease in accounts receivable of $2.3 million, partially offset by an increase in inventories of $1.1 million. The decrease in accounts receivable was primarily due to a decrease in sales for the six months ended November 30, 2020 compared with the six months ended May 31, 2020. The increase in inventories was due primarily to inventory purchases to support future shipments.

 Net cash used in investing activities was $132,000 and $194,000 for the six months ended November 30, 2021 and 2020, respectively, was due to purchases of property and equipment.

Financing activities provided cash of $25.4 million and $365,000 for the six months ended November 30, 2021 and 2020, respectively. Net cash provided by financing activities during the six months ended November 30, 2021 was primarily due to the net proceeds from issuance of common stock from public offering of $24.0 million, and the proceeds from the issuance of common stock under employee benefit plans of $2.7 million, partially offset by the net payment of the line of credit of $1.4 million. Net cash provided by financing activities during the six months ended November 30, 2020 was due to the proceeds from the issuance of common stock under employee benefit plans.

The effect of fluctuation in exchange rates decreased cash by $4,000 for the six months ended November 30, 2021, and increased cash by $100,000 for the six months ended November 30, 2020. The changes were due to the fluctuation in the value of the dollar compared to foreign currencies.

 As of November 30, 2021 and May 31, 2021, we had working capital of $39.5 million and $10.1 million, respectively.

 We lease our manufacturing and office space under operating leases. We entered into a non-cancelable operating lease agreement for our United States manufacturing and office facilities, which was renewed in February 2018 and expires in July 2023. As of November 30, 2021, our operating lease liability totals $1,379,000. Under the lease agreement, we are responsible for payments of utilities, taxes and insurance.

 From time to time, we evaluate potential acquisitions of businesses, products or technologies that complement our business. If consummated, any such transactions may use a portion of our working capital or require the issuance of equity. We have no present understandings, commitments or agreements with respect to any material acquisitions.

 While we were profitable for the six months ended November 30, 2021, we have incurred substantial cumulative losses and generally negative cash flows from operations since our inception. In response, we have taken steps to minimize expense levels, entered into credit arrangements, and raised capital through public and private equity offerings, to increase the likelihood that we will have sufficient cash to support operations. We anticipate that the existing cash balance together with future income from operations, collections of existing accounts receivable, revenue from our existing backlog of products as of this filing date, the sale of inventory on hand, deposits and down payments against significant orders will be adequate to meet our working capital and capital equipment requirement needs over the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the timing and cost to introduce new and enhanced products and the timing and cost to implement new manufacturing technologies. While we successfully raised $25 million in the ATM public offering in October 2021 as a portion of a $75 million shelf registration, in the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. Any additional debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of the Company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

OFF-BALANCE SHEET ARRANGEMENTS

 We have not entered into any off-balance sheet financing arrangements and have not established any special purpose or variable interest entities.

OVERVIEW OF CONTRACTUAL OBLIGATIONS

 There have been no material changes in the composition, magnitude or other key characteristics of our contractual obligations or other commitments as disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2021.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

 We had no holdings of derivative financial or commodity instruments as of November 30, 2021 or May 31, 2021.

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

 PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

Please refer to the description of the risk factors associated with our business previously disclosed in Part I, Item 1A - “Risk Factors” of our Annual Report on Form 10-K for the year ended May 31, 2021 filed with the Securities and Exchange Commission on August 27, 2021.

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

________

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

Aehr Test Systems (Registrant)

Date: January 14, 2022	By:	/s/ GAYN ERICKSON
Gayn Erickson
President and Chief Executive Officer (Principal Executive Officer)

Date: January 14, 2022	By:	/s/ KENNETH B. SPINK
Kenneth B. Spink
Vice President of Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)

