Form 10-Q
period 2022-02-28
AEHR TEST SYSTEMS
filed 2022-04-13
CIK 1040470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

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

Number of shares of the registrant’s common stock, $0.01 par value, outstanding as of March 31, 2022 was 26,922,827.

AEHR TEST SYSTEMS

FORM 10-Q

FOR THE QUARTER ENDED FEBRUARY 28, 2022

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS (Unaudited)

AEHR TEST SYSTEMS

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	February 28,	May 31,
	2022	2021
		(1)
ASSETS
Current assets:
Cash and cash equivalents	$32,020	$4,582
Accounts receivable, net	8,543	5,202
Inventories	14,152	8,849
Prepaid expenses and other current assets	559	551

Total current assets	55,274	19,184

Property and equipment, net	776	677
Operating lease right-of-use assets	1,091	1,606
Other assets	214	198

Total assets	$57,355	$21,665

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	3,307	2,893
Accrued expenses	2,535	2,163
Operating lease liabilities, short-term	778	737
Customer deposits and deferred revenue, short-term	6,197	189
Line of credit	-	1,400
Current portion of long-term debt	-	1,679

Total current liabilities	12,817	9,061

Operating lease liabilities, long-term	415	1,007
Deferred revenue, long-term	90	99
Other long-term liabilities	45	49

Total liabilities	13,367	10,216

Shareholders' equity:
Common stock, $0.01 par value: Authorized: 75,000 shares; Issued and outstanding: 26,914 shares and 23,725 shares at February 28, 2022 and May 31, 2021, respectively	269	237
Additional paid-in capital	116,507	87,553
Accumulated other comprehensive loss	(131)	(28)
Accumulated deficit	(72,657)	(76,313)

Total shareholders' equity	43,988	11,449

Total liabilities and shareholders' equity	$57,355	$21,665

____________

(1)The condensed consolidated balance sheet at May 31, 2021 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2022	2021	2022	2021

Net sales	$15,283	$5,267	$30,540	$8,962
Cost of sales	8,886	3,373	17,343	6,464
Gross profit	6,397	1,894	13,197	2,498

Operating expenses:
Selling, general and administrative	2,612	1,643	7,054	4,658
Research and development	1,529	903	4,163	2,623
Total operating expenses	4,141	2,546	11,217	7,281

Income (loss) from operations	2,256	(652)	1,980	(4,783)
Interest income (expense), net	1	(10)	(9)	(35)
Net gain from dissolution of Aehr Test Systems Japan	-	-	-	2,186
Gain from forgiveness of PPP loan	-	-	1,698	-
Other income (expense), net	10	(39)	68	(139)

Income (loss) before income tax (expense) benefit	2,267	(701)	3,737	(2,771)

Income tax (expense) benefit	(24)	(34)	(81)	177
Net income (loss)	2,243	(735)	3,656	(2,594)

Net income (loss) per share
Basic	$0.08	$(0.03)	$0.14	$(0.11)
Diluted	$0.08	$(0.03)	$0.13	$(0.11)

Shares used in per share calculations:
Basic	26,871	23,525	25,684	23,390
Diluted	28,854	23,525	27,510	23,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2022	2021	2022	2021

Net income (loss)	$2,243	$(735)	$3,656	$(2,594)

Other comprehensive income (loss), net of tax:
Net change in cumulative translation adjustments	(23)	39	(103)	143
Reclassification of cumulative translation adjustment as a result of dissolution of Aehr Test Systems Japan	-	-	-	(2,401)

Total comprehensive income (loss)	2,220	(696)	3,553	(4,852)
Less: Comprehensive income attributable to noncontrolling interest	-	-	-	21

Comprehensive income (loss), attributable to Aehr Test Systems	$2,220	$(696)	$3,553	$(4,873)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
Three Months Ended February 28, 2022	Shares	Amount	Capital	Loss	Deficit	Equity
Balances, November 30, 2021	26,835	$268	$115,602	$(108)	$(74,900)	$40,862

Issuance of common stock under employee plans	79	1	25	-	-	26
Stock-based compensation	-	-	880	-	-	880
Net income	-	-	-	-	2,243	2,243
Foreign currency translation adjustment	-	-	-	(23)	-	(23)

Balances, February 28, 2022	26,914	$269	$116,507	$(131)	$(72,657)	$43,988

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
Nine Months Ended February 28, 2022	Shares	Amount	Capital	Loss	Deficit	Equity
Balances, May 31, 2021	23,725	$237	$87,553	$(28)	$(76,313)	$11,449

Issuance of common stock under employee plans	1,492	15	2,755	-	-	2,770
Proceeds from public offerings, net of issuance costs	1,697	17	24,013	-	-	24,030
Stock-based compensation	-	-	2,186	-	-	2,186
Net income	-	-	-	-	3,656	3,656
Foreign currency translation adjustment	-	-	-	(103)	-	(103)

Balances, February 28, 2022	26,914	$269	$116,507	$(131)	$(72,657)	$43,988

						Total Aehr
				Accumulated		Test
			Additional	Other		Systems		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’	Noncontrolling	Shareholders'
Three Months Ended February 28, 2021	Shares	Amount	Capital	(Loss) Income	Deficit	Equity	Interest	Equity
Balances, November 30, 2020	23,487	$235	$86,786	$(62)	$(76,167)	$10,792	$-	$10,792

Issuance of common stock under employee plans	111	1	117	-	-	118	-	118
Stock-based compensation	-	-	271	-	-	271	-	271
Net loss	-	-	-	-	(735)	(735)	-	(735)
Foreign currency translation adjustment	-	-	-	17	22	39	-	39

Balances, February 28, 2021	23,598	$236	$87,174	$(45)	$(76,880)	$10,485	$-	$10,485

						Total Aehr
				Accumulated		Test
			Additional	Other		Systems		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’	Noncontrolling	Shareholders'
Nine Months Ended February 28, 2021	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balances, May 31, 2020	23,107	$231	$85,898	$2,234	$(74,286)	$14,077	$(21)	$14,056

Issuance of common stock under employee plans	491	5	478	-	-	483	-	483
Stock-based compensation	-	-	798	-	-	798	-	798
Net loss	-	-	-	-	(2,594)	(2,594)	-	(2,594)
Foreign currency translation adjustment	-	-	-	144	-	144	(1)	143
Reclassification of cumulative translation adjustment as a result of dissolution of Aehr Test Systems Japan	-	-	-	(2,423)	-	(2,423)	22	(2,401)

Balances, February 28, 2021	23,598	$236	$87,174	$(45)	$(76,880)	$10,485	$-	$10,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	February 28,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$3,656	$(2,594)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	2,186	798
Depreciation and amortization	226	239
Net gain from dissolution of Aehr Test Systems Japan	-	(2,186)
Income tax benefit related to dissolution of Aehr Test Systems Japan	-	(215)
Gain from forgiveness of PPP loan	(1,698)	-
Changes in operating assets and liabilities:
Accounts receivable	(3,454)	1,063
Inventories	(5,449)	(349)
Prepaid expenses and other assets	(28)	(45)
Accounts payable	444	78
Accrued expenses	375	179
Customer deposits and deferred revenue	5,999	475
Other long-term liabilities	-	43
Income taxes payable	18	3
Net cash provided by (used in) operating activities	2,275	(2,511)

Cash flows from investing activities:
Purchases of property and equipment	(218)	(205)
Net cash used in investing activities	(218)	(205)

Cash flows from financing activities:
Line of credit (repayments) borrowings, net	(1,400)	1,400
Proceeds from issuance of common stock under employee plans, net of taxes paid related to share settlement of equity awards	2,770	483
Proceeds from issuance of common stock from public offering, net of issuance costs	24,030	-
Net cash provided by financing activities	25,400	1,883

Effect of exchange rates on cash, cash equivalents and restricted cash	(19)	138

Net increase (decrease) in cash, cash equivalent and restricted cash	27,438	(695)

Cash, cash equivalents and restricted cash, beginning of period(1)	4,662	5,513

Cash, cash equivalents and restricted cash, end of period(1)	$32,100	$4,818

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2021. There have been no significant changes in the Company’s significant accounting policies during the three and nine months ended February 28, 2022.

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

The Company’s revenues by product category are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2022	2021	2022	2021
Type of good / service:
Systems	$7,172	$2,435	$14,805	$3,407
Contactors	7,426	1,930	13,468	3,330
Services	685	902	2,267	2,225
	$15,283	$5,267	$30,540	$8,962

Product lines:
Wafer-level	$14,879	$4,993	$29,130	$7,804
Test During Burn-In	404	274	1,410	1,158
	$15,283	$5,267	$30,540	$8,962

The following presents information about the Company’s operations in different geographic areas.  Net sales are based upon ship-to location (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2022	2021	2022	2021
Geographic region:
United States	$1,057	$1,113	$2,458	$3,124
Asia	14,213	4,122	28,066	5,723
Europe	13	32	16	115
	$15,283	$5,267	$30,540	$8,962

With the exception of the amount of service contracts and extended warranties, the Company’s product category revenues are recognized at a point in time when control transfers to customers. The following presents revenue based on timing of recognition (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2022	2021	2022	2021
Timing of revenue recognition:
Products and services transferred at a point in time	$14,932	$4,944	$29,492	$7,728
Services transferred over time	351	323	1,048	1,234
	$15,283	$5,267	$30,540	$8,962

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

Contract liabilities include payments received in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities are reported on the Condensed Consolidated Balance Sheets at the end of each reporting period as a component of deferred revenue. Contract liabilities as of February 28, 2022 and May 31, 2021 were $6,287,000 and $288,000, respectively. During the three and nine months ended February 28, 2022, the Company recognized $22,000 and $163,000 respectively, of revenues that were included in contract liabilities as of May 31, 2021.

Remaining performance obligations

On February 28, 2022, the Company had $225,000 of remaining performance obligations, which were comprised of deferred service contracts and extended warranty contracts not yet delivered. The Company expects to recognize approximately 14% of its remaining performance obligations as revenue in fiscal 2022, and an additional 86% in fiscal 2023 and thereafter. The foregoing excludes the value of other remaining performance obligations as they have original durations of one year or less, and also excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

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

The following table presents the computation of basic and diluted net income (loss) per share attributable to Aehr Test Systems common shareholders (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2022	2021	2022	2021

Numerator: Net income (loss)	$2,243	$(735)	$3,656	$(2,594)

Denominator for basic net income (loss) per share:
Weighted average shares outstanding	26,871	23,525	25,684	23,390

Shares used in basic net income (loss) per share calculation	26,871	23,525	25,684	23,390
Effect of dilutive securities	1,983	--	1,826	--

Denominator for diluted net income (loss) per share	28,854	23,525	27,510	23,390

Basic net income (loss) per share	$0.08	$(0.03)	$0.14	$(0.11)
Diluted net income (loss) per share	$0.08	$(0.03)	$0.13	$(0.11)

For the purpose of computing diluted earnings per share, weighted average potential common shares do not include stock options with an exercise price greater than the average fair value of the Company’s common stock for the period, as the effect would be anti-dilutive. In the three and nine months ended February 28, 2022, stock options to purchase 11,000 shares of common stock were outstanding, but were not included in the computation of diluted net income per share, because the inclusion of such shares would be anti-dilutive. In the three and nine months ended February 28, 2021, potential common shares have not been included in the calculation of diluted net loss per share as the effect would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for these periods are the same. Stock options to purchase 2,804,000 shares of common stock, RSUs for 143,000 shares and ESPP rights to purchase 139,000 ESPP shares were outstanding as of February 28, 2021, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive.

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

Level 3 - instrument valuations are obtained without observable market values and require a high level of judgment to determine the fair value.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of February 28, 2022 (in thousands):

	Balance as of
	February 28, 2022	Level 1	Level 2	Level 3
Money market funds	$30,584	$30,584	$-	$-
Assets	$30,584	$30,584	$-	$-

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of May 31, 2021 (in thousands):

	Balance as of May 31, 2021	Level 1	Level 2	Level 3
Money market funds	$580	$580	$-	$-
Assets	$580	$580	$-	$-

Included in money market funds as of February 28, 2022 and May 31, 2021 is $80,000 restricted cash representing a security deposit for the Company’s United States manufacturing and office space lease which is included in other assets in the consolidated balance sheets.

There were no financial liabilities measured at fair value as of February 28, 2022 and May 31, 2021.

The carrying amounts of financial instruments including cash, cash equivalents, receivables, accounts payable and certain other accrued liabilities, approximate fair value due to their short maturities.

6. ACCOUNTS RECEIVABLE, NET

Accounts receivable represent customer trade receivables. As of February 28, 2022 and May 31, 2021, there were no allowances for doubtful accounts. Accounts receivable are derived from the sale of products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies. The Company’s allowance for doubtful accounts is based upon historical experience and review of trade receivables by aging category to identify specific customers with known disputes or collection issues. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received.

7. INVENTORIES

Inventories are comprised of the following (in thousands):

	February 28,	May 31,
	2022	2021
Raw materials and sub-assemblies	$9,286	$5,859
Work in process	4,866	2,988
Finished goods	-	2
	$14,152	$8,849

For the three and nine months ended February 28, 2022, the Company wrote down $1,026,000 and $1,046,000 of inventory, respectively. For the three and nine months ended February 28, 2021, the Company wrote down $104,000 and $117,000 of inventory, respectively.

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

The following is a summary of changes in the Company's liability for product warranties during the three and nine months ended February 28, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2022	2021	2022	2021

Balance at the beginning of the period	$415	$244	$494	$246

Accruals for warranties issued during the period	37	78	294	270
Adjustments to previously existing warranty accruals	26	259	98	346
Consumption of reserves	(108)	(81)	(516)	(362)

Balance at the end of the period	$370	$500	$370	$500

The accrued warranty balance is included in accrued expenses on the accompanying condensed consolidated balance sheets.

9. CUSTOMER DEPOSITS AND DEFERRED REVENUE, SHORT-TERM

Customer deposits and deferred revenue, short-term (in thousands):

	February 28,	May 31,
	2022	2021
Customer deposits	$6,043	$27
Deferred revenue	154	162
	$6,197	$189

10. INCOME TAXES

The Company is subject to U.S federal and state and foreign income taxes as a corporation. The Company’s tax provision and the resulting effective tax rate for the interim period is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter. The Company recorded a provision for income tax of $24,000 and $81,000 for the three and nine months ended February 28, 2022 which consisted primarily of foreign withholding taxes and foreign income taxes. The Company recorded a tax expense of $34,000 for the three months ended February 28, 2021, and a tax benefit of $177,000 for the nine months ended February 28, 2021, primarily related to the dissolution of its Japan subsidiary. See Note 16.

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

11. LEASES

The Company has only operating leases for real estate including corporate offices, warehouse space and certain equipment. A lease with an initial term of 12 months or less is generally not recorded on the condensed consolidated balance sheet, unless the arrangement includes an option to purchase the underlying asset, or renew the arrangement that the Company is reasonably certain to exercise (short-term leases). The Company recognizes lease expense on a straight-line basis over the lease term for short-term leases that the Company does not record on its balance sheet. The Company’s operating leases have remaining lease terms of 1 year to 4 years.

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

The weighted-average remaining lease term for the Company’s operating leases was 1.7 years at February 28, 2022 and the weighted-average discount rate was 5.4%.

The Company’s operating lease cost was $191,000 and $576,000 for the three and nine months ended February 28, 2022, respectively. For the three and nine months ended February 28, 2021, operating lease cost was $193,000 and $568,000, respectively.

The following table presents supplemental cash flow information related to the Company’s operating leases (in thousands):

	Nine Months Ended
	February 28,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$612	$579
Right-of-use assets obtained in exchange for operating lease liabilities	-	-

The following table presents the maturities of the Company’s operating lease liabilities as of February 28, 2022 (in thousands):

Fiscal year	Operating Leases
2022 (remaining three months of 2022)	$202
2023	829
2024	168
2025	31
2026	19
Total future minimum operating lease payments	$1,249
Less: imputed interest	(56)
Present value of operating lease liabilities	$1,193

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

On January 14, 2021, the Company entered into the First Amendment to Loan and Security Agreement (the “First Amendment”) with Silicon Valley Bank. The First Amendment, among other things, extended the Revolving Line Maturity Date to July 14, 2021; provided, however, that if the Company achieved specified operating metrics on a consolidated basis on or prior to May 31, 2021 the Amended Revolving Line Maturity Date would be extended to January 13, 2022. As of November 30, 2021, the Revolving Line Maturity Date had been extended to January 13, 2022.

On January 11, 2022, the Company entered into the Second Amendment to the Loan and Security Agreement (the “Second Amendment”) with Silicon Valley Bank. The Second Amendment, among other things, (A) increases the available amount of the line up to the lesser of (i) $10 million or (ii) the available amount under the borrowing base, under a revolving line of credit, (B) allows for borrowing up to $3 million of the available balance based upon eligible customer purchase orders, (C) reduces the interest rate for account advances under the line to the greater of (a) prime rate plus an additional percentage up to 1.0%, which additional percentage depends on the Company’s adjusted quick ratio, and (b) 3.25%, reduces the interest rate for purchase order advances under the line to the greater of (a) prime rate plus an additional percentage up to 1.5%, which additional percentage depends on the Company’s adjusted quick ratio, and (b) 3.75%, and (D) extends the maturity date on the loan to January 13, 2023.

At February 28, 2022, the Company had not drawn against the credit facility and was in compliance with all covenants related to obligations to meet reporting requirements. The balance available to borrow under the line at February 28, 2022 was $2,522,000. There are no financial covenants in the agreement.

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

14. STOCK-BASED COMPENSATION

Stock-based compensation expense consists of expenses for stock options, RSUs including performance-based grants, and ESPP purchase rights. Stock-based compensation expense for stock options and ESPP purchase rights is measured at each grant date, based on the fair value of the award using the Black-Scholes option valuation model, and is recognized as expense over the employee’s requisite service period. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different from those of publicly traded options. For RSUs, stock-based compensation cost is based on the fair value of the Company’s common stock at the grant date. All of the Company’s stock-based compensation is accounted for as an equity instrument. See Note 11 in the Company’s Annual Report on Form 10-K for fiscal 2021 filed on August 27, 2021 for further information regarding the 2016 Equity Incentive Plan (the “2016 Plan”) and the ESPP.

The following table summarizes the stock-based compensation expense for the three and nine months ended February 28, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2022	2021	2022	2021
Stock-based compensation in the form of employee stock options, RSUs and ESPP purchase rights, included in:
Cost of sales	$90	$14	$248	$45
Selling, general and administrative	487	194	1,259	593
Research and development	303	63	679	160
Total stock-based compensation	$880	$271	$2,186	$798

As of February 28, 2022 and 2021, there were no stock-based compensation expenses capitalized as part of inventory.

During the three months ended February 28, 2022 and 2021, the Company recorded stock-based compensation expense related to stock options and RSUs under the 2016 Plan of $516,000 and $253,000, respectively. During the nine months ended February 28, 2022 and 2021, the Company recorded stock-based compensation expense related to stock options and RSUs of $1,416,000 and $736,000, respectively.

As of February 28, 2022, the total compensation expense related to unvested stock-based awards under the 2016 Plan, but not yet recognized, was approximately $1,915,000. This expense will be amortized on a straight-line basis over a weighted average period of approximately 1.2 years.

During the three months ended February 28, 2022 and 2021, the Company recorded stock-based compensation expense related to the ESPP of $364,000 and $18,000, respectively. During the nine months ended February 28, 2022 and 2021, the Company recorded stock-based compensation expense related to the ESPP of $770,000 and $62,000, respectively.

As of February 28, 2022, the total compensation expense related to purchase rights under the ESPP but not yet recognized was approximately $648,000. This expense will be amortized on a straight-line basis over a weighted average period of approximately 1.0 years.

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

Volatility. Volatility is a measure of the amounts by which a financial variable such as stock price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company uses the historical volatility for five or six years based on weighted average of the expected term of option grants, to estimate expected volatility. Volatility for each of the ESPP’s four time periods of six months, twelve months, eighteen months, and twenty-four months is calculated separately and included in the overall stock-based compensation expense recorded.

Risk-Free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of the stock awards including the ESPP.

Fair Value. The fair values of the Company’s stock options granted to employees for the three and nine months ended February 28, 2022 and 2021, were estimated using the following weighted average assumptions in the Black-Scholes option valuation model:

	Three Months Ended	Nine Months Ended
	February 28,	February 28,
	2022	2022	2021

Expected term (in years)	5	6	6
Volatility	117%	77%	72%
Risk-free interest rate	1.56%	1.03%	0.39%
Weighted average grant date fair value	$9.43	$2.56	$1.09

There were no stock options granted during the three months ended February 28, 2021.

The fair values of the ESPP purchase rights granted for the nine months ended February 28, 2022 and 2021 were estimated using the following assumptions:

	Nine Months Ended	Nine Months Ended
	February 28, 2022	February 28, 2021

Expected term (in years)	0.5-2.0	0.5-2.0
Volatility	101%-143%	74%-82%
Risk-free interest rates	0.05%-0.27%	0.10%-0.14%
Weighted average grant date fair value	$9.57	$0.44

There were no ESPP purchase rights granted to employees for the three months ended February 28, 2022 and 2021. During the nine months ended February 28, 2022 and 2021, ESPP purchase rights of 103,000 and 81,000 were granted, respectively. Total ESPP shares issued during the nine months ended February 28, 2022 and 2021 were 75,000 and 72,000 shares, respectively. There were 361,000 and 511,000 ESPP shares available for issuance as of February 28, 2022 and 2021, respectively.

The following tables summarize the Company’s stock option and RSU transactions during the three and nine months ended February 28, 2022 and shows the shares available to be issued at the end of each period (in thousands):

Available
Shares
Balance, May 31, 2021	1,137

Options granted	(206)
RSUs granted	(238)
Options cancelled and adjusted	(8)

Balance, August 31, 2021	685

Options reserved	1,414
Options granted	(10)
RSUs granted	(14)
RSUs performance-based grants	(270)
Options cancelled	51

Balance, November 30, 2021	1,856

Options granted	(2)
RSUs cancelled	10
Options cancelled	41

Balance, February 28, 2022	1,905

The following table summarizes the stock option transactions during the three and nine months ended February 28, 2022 (in thousands, except per share data):

	Outstanding Options
		Weighted
	Number	Average	Aggregate
	of	Exercise	Intrinsic
	Shares	Price	Value
Balances, May 31, 2021	2,766	$2.16	$807

Options granted	206	$2.93
Options cancelled	(6)	$1.95
Options exercised	(641)	$2.46

Balances, August 31, 2021	2,325	$2.14	$12,365

Options granted	10	$19.85
Options cancelled	(51)	$1.73
Options exercised	(571)	$2.14

Balances, November 30, 2021	1,713	$2.26	$25,997

Options granted	2	$11.55
Options cancelled	(41)	$1.22
Options exercised	(66)	$2.03

Balances, February 28, 2022	1,608	$2.29	$18,248

Options fully vested and expected to vest at February 28, 2022	1,582	$2.30	$17,952

The options outstanding and exercisable at February 28, 2022 were in the following exercise price ranges (in thousands, except per share data):

	Options Outstanding at February 28, 2022			Options Exercisable at February 28, 2022
Range of Exercise Prices	Number Outstanding Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.22-$1.34	51	5.64	$1.34	51	5.64	$1.34
$1.64-$1.86	671	4.27	$1.71	387	3.89	$1.69
$2.03-$2.46	547	3.13	$2.23	447	2.92	$2.23
$2.63-$2.93	223	5.87	$2.92	47	4.01	$2.86
$3.46-$3.93	104	2.42	$3.84	104	2.42	$3.84
$9.94-$19.85	12	6.69	$16.54	1	6.65	$19.46
$1.22-$19.85	1,608	4.04	$2.29	1,037	3.42	$2.19	$11,831

The total intrinsic value of options exercised during the three and nine months ended February 28, 2022 was $867,000 and $11,902,000, respectively. The total intrinsic value of options exercised during the three and nine months ended February 28, 2021 was $57,000 and $151,000, respectively. The weighted average remaining contractual life of the options exercisable and expected to be exercisable at February 28, 2022 was 4.04 years. The weighted average remaining contractual life of the options exercisable and expected to be exercisable at February 28, 2021 was 3.68 years.

There were no RSUs granted to employees during the three months ended February 28, 2022. During the nine months ended February 28, 2022, RSUs for 169,000 shares, net of 40,000 shares withheld to settle payroll taxes, were granted to employees. The weighted average market value on the date of the grant of these RSUs was $2.98 per share. During the three and nine months ended February 28,2022, 21,000 and 50,000 RSUs became fully vested, respectively. As of February 28, 2022, 475,000 RSUs remain unvested which had an intrinsic value of $6,460,000. During the three months ended February 28, 2021, RSUs for 4,000 shares, net of 4,000 shares withheld to settle payroll taxes, were granted and fully vested to employees. The market value on the date of the grant of these RSUs was $2.25 per share. During the nine months ended February 28, 2021, RSUs for 165,000 shares, net of 4,000 shares withheld to settle payroll taxes, were granted to employees. The weighted average market value on the date of the grant of these RSUs was $1.87 per share. During the three and nine months ended February 28, 2021, 19,000 and 34,000 RSUs became fully vested, respectively. As of February 28, 2021, 143,000 RSUs remain unvested which had an intrinsic value of $400,000.

Early in fiscal 2022, the Board of Directors approved the granting of performance-based RSUs to key officers based upon revenue thresholds for the year ended May 31, 2022. The total maximum amount of RSUs to be vested if all revenue goals are achieved will be approximately 270,000. As of February 28, 2022 none of the revenue goals have been achieved and thus none of the RSUs are vested. The Company expects that by year end all the revenue goals will be achieved. During the three and nine months ended February 28, 2022 the Company recognized approximately $278,000 and $524,000, respectively, in stock-based compensation expense for these performance RSUs.

There were no RSUs granted to members of the Company’s Board of Directors during the three months ended February 28, 2022. During the nine months ended February 28, 2022, RSUs for 43,000 shares were granted to members of the Company’s Board of Directors. The weighted average market value on the dates of the grant of these RSUs was $8.02 per share. During the nine months ended February 28, 2022, 33,000 RSUs to the members of the Company’s Board of Directors became fully vested. As of February 28, 2022, 10,000 RSUs remain unvested which had an intrinsic value of $136,000. During the three months ended February 28, 2021, RSUs for 34,000 shares were granted to members of the Company’s Board of Directors. The market value on the date of the grant of these RSUs was $2.25 per share. During the nine months ended February 28, 2021, RSUs for 126,000 shares were granted to members of the Company’s Board of Directors. The weighted average market value on the date of the grant of these RSUs was $1.73 per share. All of these RSUs were immediately fully vested.

15. SEGMENT INFORMATION

The Company has only one reportable segment. The information for revenue category by type, product line, geography and timing of revenue recognition, is summarized in Note “3. REVENUE.”

Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in thousands):

	February 28,	May 31,
	2022	2021
United States	$739	$647
Asia	37	30
	$776	$677

As of February 28, 2022, the operating lease right-of-use assets of $990,000 and $101,000 are allocated in the United States and Asia, respectively.

There were no revenues through distributors for the three and nine months ended February 28, 2022 and 2021.

Sales to the Company’s five largest customers accounted for approximately 99% and 97% of its net sales in the three and nine months ended February 28, 2022, respectively. One customer accounted for approximately 90% of the Company’s net sales in the three months ended February 28, 2022. One customer accounted for approximately 84% of the Company’s net sales in the nine months ended February 28, 2022. Sales to the Company’s five largest customers accounted for approximately 95% and 82% of its net sales in the three and nine months ended February 28, 2021, respectively. Four customers accounted for approximately 55%, 15%, 11% and 11% of the Company’s net sales in the three months ended February 28, 2021. Four customers accounted for approximately 33%, 15%, 14% and 11% of the Company’s net sales in the nine months ended February 28, 2021. No other customers represented more than 10% of the Company’s net sales in the three and nine months ended February 28, 2022 and 2021.

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

There have been no material changes to our critical accounting policies and estimates during the three and nine months ended February 28, 2022 compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2021.

RESULTS OF OPERATIONS

The following table sets forth items in our unaudited condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2022	2021	2022	2021

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.1	64.0	56.8	72.1
Gross profit	41.9	36.0	43.2	27.9

Operating expenses:
Selling, general and administrative	17.1	31.2	23.1	52.0
Research and development	10.0	17.2	13.6	29.3
Total operating expenses	27.1	48.4	36.7	81.3

Income (loss) from operations	14.8	(12.4)	6.5	(53.4)

Interest income (expense), net	--	(0.2)	(0.1)	(0.4)
Net gain from dissolution of Aehr Test Systems Japan	--	--	--	24.4
Gain from forgiveness of PPP loan	--	--	5.6	--
Other income (expense), net	--	(0.7)	0.2	(1.5)

Income (loss) before income tax (expense) benefit	14.8	(13.3)	12.2	(30.9)

Income tax (expense) benefit	(0.1)	(0.7)	(0.2)	2.0
Net income (loss)	14.7%	(14.0)%	12.0%	(28.9)%

THREE MONTHS ENDED FEBRUARY 28, 2022 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 2021

  NET SALES. Net sales increased to $15.3 million for the three months ended February 28, 2022 from $5.3 million for the three months ended February 28, 2021, an increase of 190.2%. The increase in net sales for the three months ended February 28, 2022 was primarily due to the increases in net sales of both our wafer-level products and Test During Burn-in (TDBI) products. Net sales of our wafer-level products for the three months ended February 28, 2022 were $14.9 million, and increased approximately $9.9 million from the three months ended February 28, 2021 due to stronger demand from the market. Net sales of our TDBI products for the three months ended February 28, 2022 were $404,000, and increased $130,000 from the three months ended February 28, 2021.

GROSS PROFIT. Gross profit increased to $6.4 million for the three months ended February 28, 2022 from $1.9 million for the three months ended February 28, 2021, an increase of 237.8%. Gross profit margin increased to 41.9% for the three months ended February 28, 2022 from 36.0% for the three months ended February 28, 2021. The increase in gross profit margin was primarily the result of manufacturing efficiencies due to an increase in net sales resulting in a 10.5% gross profit margin increase, partially offset by a write-down of $1.0 million inventory related to legacy products resulting in a 4.7% gross margin decrease.

SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased to $2.6 million for the three months ended February 28, 2022 from $1.6 million for the three months ended February 28, 2021, an increase of 59.0%. The increase in SG&A expenses was primarily the result of additional headcount and increased commission expense due to an increase in net sales.

RESEARCH AND DEVELOPMENT. R&D expenses increased to $1.5 million for the three months ended February 28, 2022 from $903,000 for the three months ended February 28, 2021, an increase of 69.3%. The increase in R&D expenses was primarily due to increases in employment related expenses of $463,000, outside services of $102,000, and project expenses of $52,000.

INTEREST INCOME (EXPENSE), NET. Interest income, net for the three months ended February 28, 2022 was $1,000 compared with interest expense, net for the three months ended February 28, 2021 of $10,000. The interest expense for the three months ended February 28, 2021 was from the PPP Loan that we obtained on April 23, 2020.

OTHER INCOME (EXPENSE), NET. Other income, net for the three months ended February 28, 2022 was $10,000 compared with other expense, net for the three months ended February 28, 2021 of $39,000. The changes in other income (expense), net was primarily due to gains or losses realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

INCOME TAX (EXPENSE) BENEFIT. Income tax expense was $24,000 and $34,000 for the three months ended February 28, 2022 and 2021, respectively.

NINE MONTHS ENDED FEBRUARY 28, 2022 COMPARED TO NINE MONTHS ENDED FEBRUARY 28, 2021

NET SALES. Net sales increased to $30.5 million for the nine months ended February 28, 2022 from $9.0 million for the nine months ended February 28, 2021, an increase of 240.8%. The increase in net sales for the nine months ended February 28, 2022 was primarily due to the increases in net sales of both our wafer-level products and TDBI products. Net sales of our wafer-level products for the nine months ended February 28, 2022 were $29.1 million, and increased approximately $21.3 million from the nine months ended February 28, 2021 due to stronger demand from the market. Net sales of our TDBI products for the nine months ended February 28, 2022 were $1.4 million, and increased $252,000 from the nine months ended February 28, 2021.

GROSS PROFIT. Gross profit increased to $13.2 million for the nine months ended February 28, 2022 from $2.5 million for the nine months ended February 28, 2021, an increase of 428.3%. Gross profit margin increased to 43.2% for the nine months ended February 28, 2022 from 27.9% for the nine months ended February 28, 2021. The increase in gross profit margin was primarily the result of manufacturing efficiencies due to an increase in net sales resulting in a 14.4% gross profit margin increase, partially offset by a write-down of $1.0 million inventory related to legacy products resulting in a 2.1% gross margin decrease.

SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased to $7.1 million for the nine months ended February 28, 2022 from $4.7 million for the nine months ended February 28, 2021, an increase of 51.4%. The increase in SG&A expenses was primarily the result of additional headcount and increased commission expense due to an increase in net sales.

RESEARCH AND DEVELOPMENT. R&D expenses increased to $4.2 million for the nine months ended February 28, 2022 from $2.6 million for the nine months ended February 28, 2021, an increase of 58.7%. The increase in R&D expenses was primarily due to increases in employment related expenses of $1.0 million, outside services of $306,000, and project expenses of $177,000.

INTEREST INCOME (EXPENSE), NET. Interest expense, net was $9,000 and $35,000 for the nine months ended February 28, 2022 and 2021, respectively. The interest expense for the nine months ended February 28, 2021 was from the PPP Loan that we obtained on April 23, 2020.

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

OTHER INCOME (EXPENSE), NET. Other income, net for the nine months ended February 28, 2022 was $68,000 compared with other expense, net for the nine months ended February 28, 2021 of $139,000. The changes in other income (expense), net was primarily due to gains or losses realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

INCOME TAX (EXPENSE) BENEFIT. Income tax expense for the nine months ended February 28, 2022 was $81,000 compared with income tax benefit of $177,000 for the nine months ended February 28, 2021. During the nine months ended February 28, 2021, the currency translation adjustment balance was released and the residual income tax effect of $215,000 was recorded pursuant to the inter-period allocation rules in connection with the complete liquidation of Aehr Test Systems Japan subsidiary in July 2020.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $2.3 million for the nine months ended February 28, 2022, compared with net cash used by operating activities of $2.5 million for the nine months ended February 28, 2021. For the nine months ended February 28, 2022, net cash provided by operating activities was primarily the result of net income of $3.7 million, as adjusted to exclude the effect of forgiveness of PPP loan of $1.7 million, and a non-cash charge of stock-based compensation expense of $2.2 million and depreciation and amortization of $226,000. Other changes in cash from operations primarily resulted from an increase in customer deposits and deferred revenue of $6.0 million, partially offset by increases in inventories of $5.4 million and accounts receivable of $3.5 million. The increase in customer deposits and deferred revenue was primarily due to the receipt of additional down payments from certain customers. The increase in inventory was to support expected future shipments for customer orders. The increase in accounts receivable was primarily due to the timing of revenue generated toward the end of the fiscal quarter. For the nine months ended February 28, 2021, net cash used in operating activities was primarily the result of net loss of $2.6 million, as adjusted to exclude the effect of net gain from dissolution of Aehr Test Systems Japan of $2.4 million, including an income tax benefit of $215,000, a non-cash charge of stock-based compensation expense of $798,000 and depreciation and amortization of $239,000. Net cash used in operations was also impacted by a decrease in accounts receivable of $1.1 million. The decrease in accounts receivable was primarily due to a decrease in sales for the nine months ended February 28, 2021 compared to the same period in the prior fiscal year.

Net cash used in investing activities was $218,000 and $205,000 for the nine months ended February 28, 2022 and 2021, respectively, was due to purchases of property and equipment.

Financing activities provided cash of $25.4 million and $1.9 million for the nine months ended February 28, 2022 and 2021, respectively. Net cash provided by financing activities during the nine months ended February 28, 2022 was primarily due to the net proceeds from issuance of common stock from public offering of $24.0 million, and the proceeds from the issuance of common stock under employee benefit plans of $2.8 million, partially offset by the net payment of the line of credit of $1.4 million. Net cash provided by financing activities during the nine months ended February 28, 2021 was due to $1.4 million borrowing from our line of credit and $483,000 in proceeds from the issuance of common stock under employee plans.

The effect of fluctuation in exchange rates decreased cash by $19,000 for the nine months ended February 28, 2022 and increased cash by $138,000 for the nine months ended February 28, 2021. The changes were due to the fluctuation in the value of the dollar compared to foreign currencies.

As of February 28, 2022 and May 31, 2021, we had working capital of $42.5 million and $10.1 million, respectively.

We lease our manufacturing and office space under operating leases. We entered into a non-cancelable operating lease agreement for our United States manufacturing and office facilities, which was renewed in February 2018 and expires in July 2023. As of February 28, 2022 our operating lease liability totals $1,193,000. Under the lease agreement, we are responsible for payments of utilities, taxes and insurance.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We had no holdings of derivative financial or commodity instruments as of February 28, 2022 or May 31, 2021.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not Applicable

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Description

3.1 (1)	Amended and Restated Bylaws of the Registrant.

4.2 (2)	Amended and Restated 2006 Employee Stock Purchase Plan.

10.1(3)	First Amendment to Loan and Security Agreement, dated as of January 14, 2021, by and between Silicon Valley Bank and Aehr Test Systems.

10.1(4)	Second Amendment to Loan and Security Agreement, dated as of January 11, 2022, by and between Silicon Valley Bank and Aehr Test Systems.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

____________

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

(4) Incorporated by reference to Exhibit 10.1 previously filed with the Company’s Form 8-K filed with the SEC on January 13, 2022 (File No. 000-22893).

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

Aehr Test Systems (Registrant)

Date: April 13, 2022	By:	/s/ GAYN ERICKSON
Gayn Erickson
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 13, 2022	By:	/s/ KENNETH B. SPINK
Kenneth B. Spink
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

