Form 10-K
period 2022-05-31
AEHR TEST SYSTEMS
filed 2022-08-26
CIK 1040470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2022

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated Filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates of the registrant, based upon the closing price of $17.42 on November 30, 2021, as reported on the NASDAQ Capital Market, was $430,995,240. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock (other than such persons of whom the Registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

The number of shares of registrant’s common stock, par value $0.01 per share, outstanding at July 31, 2022 was 27,344,375.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended May 31, 2022.

AEHR TEST SYSTEMS

FORM 10-K

FISCAL YEAR ENDED MAY 31, 2022

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

INDUSTRY BACKGROUND

Semiconductor manufacturing is a complex, multi-step process, and defects or weaknesses that may result in the failure of a semiconductor device may be introduced at any process step. Failures may occur immediately or at any time during the operating life of the device, sometimes after several months of normal use. Semiconductor manufacturers rely on testing and reliability screening to identify and eliminate defects that occur during the manufacturing process.

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

Automotive Semiconductors

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

FULL WAFER CONTACT SYSTEMS

The FOX-XP test and burn-in system, introduced in July 2016, is designed for devices in wafer, singulated die, and module form that require test and burn-in times typically measured in hours to days. The FOX-XP system can test and burn-in up to 18 wafers at a time. For high reliability applications, such as automotive, mobile devices, networking, telecommunications, sensors, power and solid-state devices, the FOX-XP system is a cost-effective solution for producing tested and burned-in die for use in multi-chip packages. Using Known-Good Die, or KGD, which are fully burned-in and tested die, in multi-chip/heterogeneous packages helps assure the reliability of the final product and lowers costs by increasing the yield of high-cost multi-chip packages. Wafer-level burn-in and test enables lower cost production of KGD for multi-chip modules, 3-D stacked packages and systems-in-a-package. The FOX-XP platform has been extended for burn-in and test of small multi-die modules by using DiePak Carriers. The DiePak Carrier with its multi-module sockets and high wattage dissipation capabilities has a capacity of hundreds of die or modules, much higher than the capacity of a traditional burn-in system with traditional single-device sockets and heat sinks. This capability was introduced in March 2017.

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

One of the key components of the FOX systems is the patented WaferPak Contactor. The WaferPak Contactor contains a full-wafer single-touchdown probe card which is easily removable from the system. Traditional probe cards often are only able to contact a portion of the wafer, requiring multiple touchdowns to test the entire wafer. Traditional probe cards also require the use of a dedicated wafer prober handler for each wafer in order to press the wafer up to make contact with the probe card. The need for a wafer prober per wafer is a significant cost adder to the cost of testing a wafer, and also creates the need for significant clean room space to facilitate the footprint of a wafer prober per wafer. The unique design of the WaferPak as well as the FOX-XP and FOX-NP systems remove the need for a dedicated wafer prober per wafer. A single FOX-XP system with a set of WaferPak Contactors can test up to 18 wafers at a time in the same footprint as a single-wafer wafer prober and test system offered by Aehr’s competitors. The WaferPak Contactor is intended to accommodate a wide range of contactor technologies so that the contactor technology can evolve along with the changing requirements of the customer’s wafers. The WaferPak Contactors are custom designed for each device type, each of which has a typical lifetime of two to seven years, depending on the device life cycle. Therefore, multiple sets of WaferPak Contactors could be purchased over the life of a FOX system.

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

Net sales of full wafer contact product lines, systems, WaferPak Contactors, DiePaks Carriers and services for fiscal 2022, 2021 and 2020 were $48.9 million, $15.0 million, and $19.8 million, respectively, and accounted for approximately 96%, 90% and 89% of the Company’s net sales in fiscal 2022, 2021 and 2020, respectively.

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

The Advanced Burn-in and Test System, or ABTS, was introduced in fiscal 2008. Several updates to the ABTS system have been made since its introduction, including the ABTS-P system released in 2012. The ABTS family of products is based on a hardware and software architecture that is intended to address not only today’s devices, but also future devices for many years to come. The ABTS system can test and burn-in both high-power logic and low-power ICs. It can be configured to provide individual device temperature control for devices up to 70W or more and with up to 320 I/O channels. The ABTS system is nearing the end of its lifecycle and limited shipments are expected in the future.

Net sales of packaged part product lines, systems and services for fiscal 2022, 2021 and 2020 were $1.9 million, $1.6 million, and $2.5 million, respectively, and accounted for approximately 4%, 10% and 11% of the Company’s net sales in fiscal 2022, 2021 and 2020, respectively.

CUSTOMERS

The Company markets and sells its products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies.

Sales to the Company’s five largest customers accounted for approximately 98%, 84%, and 87% of its net sales in fiscal 2022, 2021 and 2020, respectively. During fiscal 2022, one customer accounted for approximately 82% of the Company’s net sales. During fiscal 2021, four customers accounted for approximately 24%, 23%, 20% and 10%, respectively, of the Company’s net sales. During fiscal 2020, three customers accounted for approximately 43%, 16% and 15%, respectively, of the Company’s net sales. No other customers accounted for more than 10% of the Company’s net sales for any of these periods. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. In addition, sales to particular customers may fluctuate significantly from quarter to quarter. Such fluctuations may result in changes in utilization of the Company’s facilities and resources. The loss of or reduction or delay in orders from a significant customer or a delay in collecting or failure to collect accounts receivable from a significant customer could materially and adversely affect the Company’s business, financial condition and operating results.

MARKETING, SALES AND CUSTOMER SUPPORT

The Company has sales and service operations in the United States, Philippines and Taiwan, dedicated service resources in Germany, China, Japan and South Korea, and has established a network of distributors and sales representatives in certain key parts of the world. In fiscal 2020, the Company moved to a sales representative distributorship model for sales in Japan and Germany, closing its subsidiary in Japan, see Note 17, “Restructuring,” of the Notes to Consolidated Financial Statements, and eliminating the direct sales staff at its Germany subsidiary. See “REVENUE RECOGNITION” in Item 7 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion of the Company’s relationship with distributors, and its effects on revenue recognition.

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

BACKLOG

At May 31, 2022, the Company’s backlog was $11.1 million compared with $1.6 million at May 31, 2021. The Company’s backlog consists of product orders for which confirmed purchase orders have been received and which are scheduled for shipment within 12 months. Due to the possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments or development projects, the Company’s backlog as of a particular date may not be indicative of net sales for any succeeding period.

RESEARCH AND PRODUCT DEVELOPMENT

The Company historically has devoted a significant portion of its financial resources to research and development programs and expects to continue to allocate significant resources to these efforts. Certain research and development expenditures related to non-recurring engineering milestones have been transferred to cost of goods sold, reducing research and development expenses. The Company’s research and development expenses during fiscal 2022, 2021 and 2020 were $5.8 million, $3.7 million and $3.4 million, respectively.

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

PROPRIETARY RIGHTS

The Company relies primarily on the technical and creative ability of its personnel, its proprietary software, and trade secrets and copyright protection, rather than on patents, to maintain its competitive position. The Company’s proprietary software is copyrighted and licensed to the Company’s customers. At May 31, 2022, the Company held 56 issued United States patents with expiration date ranges from 2022 to 2038 and had several additional United States patent applications and foreign patent applications pending.

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

HUMAN CAPITAL RESOURCES

As of May 31, 2022, the Company, including its foreign subsidiaries and one branch office, employed 91 persons collectively, on a regular full-time basis, of whom 21 were engaged in research, development and related engineering, 26 were engaged in manufacturing, 35 were engaged in marketing, sales and customer support and 9 were engaged in general administration and finance functions. In addition, the Company from time to time employs a number of contractors, temporary, and part-time employees, particularly to perform customer support and manufacturing.

The Company’s employees are dispersed across principal offices in the United States, Germany, Taiwan, and Philippines. In addition, our service and support organization has employees located worldwide, at or near customer facilities, to provide timely customer response. As of May 31, 2022 regular full-time employees were located in the following geographic areas: 71 United States, 1 Japan, 4 Taiwan, and 15 in the Philippines.

The Company’s success is in part dependent on its ability to attract and retain highly skilled workers, who are in high demand. None of the Company’s employees are represented by a union and the Company has never experienced a work stoppage. The Company’s management considers its relations with its employees to be good. The Company regularly evaluates its ability to attract and retain its employees. The Company has had relatively low turnover rates within its workforce, with 52% of its United States regular full-time workforce being with the Company for 5 years or more.

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

Following the COVID-19 outbreak around the world, we had implemented certain travel restrictions, temporarily limited the number of employees permitted onsite in our offices and implemented work-from-home rules. These restrictions have since been removed. However, the future course of COVID-19 remains uncertain and we continue to monitor the situation for potential reinstatement of such restrictions. Such restrictions may cause disruption and delays in our ability to operate and manufacture, test and assemble products in our internal facilities, and limit our ability to continue certain research and development activities which could materially and adversely affect our ability to develop or deliver products on the timelines we currently anticipate.

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

The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and contract assemblers accounting for a substantial portion of the purchases of semiconductor equipment. Sales to our five largest customers accounted for approximately 98%, 84%, and 87% of our net sales in fiscal 2022, 2021 and 2020, respectively. During fiscal 2022, ON Semiconductor accounted for approximately 82% of the Company’s net sales. During fiscal 2021, Advanced Semiconductor Engineering, Inc., ON Semiconductor, Intel and Inphi accounted for approximately 24%, 23%, 20% and 10%, respectively, of the Company’s net sales. During fiscal 2020, Intel, ON Semiconductor and STMicroelectronics, accounted for approximately 43%, 16% and 15%, respectively, of the Company’s net sales. No other customers accounted for more than 10% of our net sales for any of these periods.

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

Approximately 90%, 68%, and 39% of our net sales for fiscal 2022, 2021 and 2020, respectively, were attributable to sales to customers for delivery outside of the United States. We operate sales and service in Taiwan, a service organization in Germany and Philippines, as well as direct support through third party agreements in China and South Korea. We expect that sales of products for delivery outside of the United States will continue to represent a substantial portion of our future net sales. Our future performance will depend, in significant part, upon our ability to continue to compete in foreign markets which in turn will depend, in part, upon a continuation of current trade relations between the United States and foreign countries in which semiconductor manufacturers or assemblers have operations. A change toward more protectionist trade legislation in either the United States or such foreign countries, such as a change in the current tariff structures, export compliance or other trade policies, could adversely affect our ability to sell our products in foreign markets. In addition, we are subject to other risks associated with doing business internationally, including longer receivable collection periods and greater difficulty in accounts receivable collection, the burden of complying with a variety of foreign laws, difficulty in staffing and managing global operations, the impact of the COVID-19 pandemic on the global economy and financial markets, risks of civil disturbance or other events which may limit or disrupt markets, international exchange restrictions, changing political conditions and monetary policies of foreign governments.

Our net sales for fiscal 2022 were primarily denominated in U.S. Dollars. However, because a substantial portion of our net sales is from sales of products for delivery outside the United States, an increase in the value of the U.S. Dollar relative to foreign currencies would increase the cost of our products compared to products sold by local companies in such markets. In addition, since the price is determined at the time a purchase order is accepted, we are exposed to the risks of fluctuations in the U.S. Dollar exchange rate during the lengthy period from the date a purchase order is received until payment is made. This exchange rate risk is partially offset to the extent our foreign operations incur expenses in the local currency. To date, we have not invested in any instruments designed to hedge currency risks. Our operating results could be adversely affected by fluctuations in the value of the U.S. Dollar relative to other currencies.

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

Global unrest may impact our ability to sell our products or obtain critical materials.

Global economic uncertainty and financial market volatility caused by political instability, changes in international trade relationships and conflicts, such as the conflict between Russia and Ukraine and the political climate in China and Taiwan may result in limited access to these markets for sales and material purchases. Periods of macroeconomic weakness or recession and heightened market volatility caused by adverse geopolitical developments could increase these risks, potentially resulting in adverse impacts on our business operations. Increased energy costs in Europe, resulting from Russia’s limiting energy supplies in the region, may result in an economic downturn or an increase in the cost of materials. The recent decline in relations with the United States and China, and relations between China and Taiwan, may result in the imposition of trade restrictions with China or Taiwan. While we have limited sales in Europe and Taiwan, and procurement from these regions, unrest in these areas may result in a decrease in sales of our products, or an increase in costs of materials and services.

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

Tightening of fiscal monetary policy, and periodic economic and semiconductor industry downturns could negatively affect our business, results of operations and financial condition.

Inflation has reached a 40-year high during 2022, and market rates of interest have risen after a prolonged period at historical lows. The increase in inflation has resulted in a tightening of world-wide monetary policy, which in turn has resulted in an increase in the cost of credit. Financial turmoil in the banking system and financial markets has resulted, and may result in the future, in a tightening of the credit markets, disruption in the financial markets and global economy downturn. Periodic global economic and semiconductor industry downturns have negatively affected and could continue to negatively affect our business, results of operations, and financial condition. These events may contribute to significant slowdowns in the industry in which we operate. Difficulties in obtaining capital and deteriorating market conditions can pose the risk that some of our customers may not be able to obtain necessary financing on reasonable terms, which could result in lower sales. Customers with liquidity issues may lead to additional bad debt expense.

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

In recent years, in the face of a downturn in our business and a decline in our net sales, we implemented a variety of cost controls and restructured our operations with the goal of reducing our operating costs to position ourselves to more effectively meet the needs of the then weak market for test and burn-in equipment. While we took significant steps to minimize our expense levels and to increase the likelihood that we would have sufficient cash to support operations during the downturn, we have experienced historical operating losses. We anticipate that our existing cash balance together with income from operations, collections of existing accounts receivable, revenue from our existing backlog of products, the sale of inventory on hand, and deposits and down payments against significant orders will be adequate to meet our working capital and capital equipment requirements. Depending on our rate of growth and profitability, and our ability to obtain significant orders with down payments, we may require additional equity or debt financing to meet our working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required, or if available, that such financing can be obtained on terms satisfactory to us.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s principal administrative and production facilities are located in Fremont, California, in a 51,289 square foot building. The Company’s lease was renewed in February 2018 and expires in July 2023. The Company maintained a facility in Japan located in a 418 square foot office in Tokyo under a lease which expired in June 2020. The Company also maintained a 1,585 square foot warehouse in Yamanashi under a lease which expired in June 2020. The Company closed its subsidiary Aehr Test Systems Japan K.K. in March 2020, completing the liquidation of the legal entity in July 2020, see Note 17, “Restructuring,” of the Notes to Consolidated Financial Statements. The Company leases a 492 square foot sales and support office in Utting, Germany. The lease, which began February 1, 1992 and expires on January 31, 2024, contains an automatic twelve months renewal, at rates to be determined, if no notice is given prior to six months from expiry. On November 18, 2020, the Company established a wholly owned new subsidiary, Aehr Test Systems Philippines Inc., which has been in full operation since March 2021. The Company leases a facility in Philippines located in a 2,713 square foot building in Clark Freeport Zone, Pampanga. The lease, which began January 1, 2021 and expires on December 31, 2025, contains an option to renew for another three years at rates stipulated in the contract, notice for renewal is given six months from expiry. The Company periodically evaluates its global operations and facilities to bring its capacity in line with demand and to provide cost efficient services for its customers. In prior years, through this process, the Company has moved from certain facilities that exceeded the capacity required to satisfy its needs. The Company believes that its existing facilities are adequate to meet its current and reasonably foreseeable requirements. The Company regularly evaluates its expected future facilities requirements and believes that alternate facilities would be available if needed.

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

	High	Low
Fiscal 2022:
First quarter ended August 31, 2021	$8.60	$2.25
Second quarter ended November 30, 2021	27.09	6.83
Third quarter ended February 28, 2022	24.70	10.20
Fourth quarter ended May 31, 2022	13.94	6.86

Fiscal 2021:
First quarter ended August 31, 2020	$2.49	$1.63
Second quarter ended November 30, 2020	1.90	1.15
Third quarter ended February 28, 2021	3.60	1.56
Fourth quarter ended May 31, 2021	3.17	1.94

At August 3, 2022, the Company had 106 holders of record of its common stock. A substantially greater number of holders of the Company’s common stock are “street name” or beneficial holders whose shares are held by banks, brokers and other financial institutions.

The Company has not paid cash dividends on its common stock or other securities. The Company currently anticipates that it will retain its future earnings, if any, for use in the expansion and operation of its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future.

The Company did not repurchase any of its common stock during the fiscal year ended May 31, 2022.

PERFORMANCE MEASUREMENT COMPARISON

The following graph shows a comparison of total shareholder return for holders of the Company's common stock for the last five fiscal years ended May 31, 2022, compared with the NASDAQ Composite Index and the Philadelphia Semiconductor Index. The graph assumes that $100 was invested in the Company's common stock, in the NASDAQ Composite Index and the Philadelphia Semiconductor Index on May 31, 2017, and that all dividends were reinvested. The Company believes that while total shareholder return can be an important indicator of corporate performance, the stock prices of semiconductor equipment companies like us are subject to a number of market-related factors other than company performance, such as competitive announcements, mergers and acquisitions in the industry, the general state of the economy and the performance of other semiconductor equipment company stocks. Stock prices and shareholder returns over the indicated period should not be considered indicative of future stock prices or shareholder returns.

# COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Aehr Test Systems, the NASDAQ Composite Index
and the PHLX Semiconductor Index

$350
$300
$250
$200
$150
$100
$50
$0
5/17
5/18
5/19
5/20
5/21
5/22
Aehr Test Systems
NASDAQ Composite
PHLX Semiconductor

*$100 invested on 5/31/17 in stock or index, including reinvestment of dividends.
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

We derived the statements of operations data for the fiscal years ended May 31, 2022, 2021 and 2020 and the balance sheet data as of May 31, 2022 and 2021 from our audited consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. We derived the statements of operations data for the fiscal years ended May 31, 2019 and 2018 and the balance sheet data as of May 31, 2020, 2019 and 2018 from our audited consolidated financial statements and related notes which are not included in this Annual Report on Form 10-K. We have not declared or distributed any cash dividends.

	Fiscal Year Ended May 31,
	2022	2021	2020	2019	2018
	(In thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS:

Net sales	$50,829	$16,600	$22,291	$21,056	$29,555

Cost of sales	27,164	10,568	13,920	13,454	17,169
Gross profit	23,665	6,032	8,371	7,602	12,386

Operating expenses:
Selling, general and administrative	10,047	6,562	7,530	7,724	7,290
Research and development	5,818	3,652	3,386	4,153	4,181
Restructuring	--	--	220	725	--

Total operating expenses	15,865	10,214	11,136	12,602	11,471

Income (loss) from operations	7,800	(4,182)	(2,765)	(5,000)	915

Interest income (expense), net	13	(46)	10	(252)	(399)
Net gain from dissolution of Aehr Test Systems Japan	--	2,186	--	--	--
Gain from forgiveness of PPP loan	1,698	--	--	--	--
Other income (expense), net	30	(162)	(11)	44	(61)

Income (loss) before income tax (expense) benefit	9,541	(2,204)	(2,766)	(5,208)	455

Income tax (expense) benefit	(91)	177	(36)	(27)	73
Net income (loss)	9,450	(2,027)	(2,802)	(5,235)	528
Less: Net income attributable to the noncontrolling interest	--	--	--	--	--

Net income (loss) attributable to Aehr Test Systems common shareholders	$9,450	$(2,027)	$(2,802)	$(5,235)	$528
Net income (loss) per share:
Basic	$0.36	$(0.09)	$(0.12)	$(0.23)	$0.02
Diluted	$0.34	$(0.09)	$(0.12)	$(0.23)	$0.02

Shares used in per share calculations:
Basic	26,014	23,457	22,882	22,387	21,732
Diluted	27,774	23,457	22,882	22,387	22,782

	May 31,
	2022	2021	2019	2019	2018
CONSOLIDATED BALANCE SHEETS:

Cash and cash equivalents	$31,484	$4,582	$5,433	$5,428	$16,848
Working capital	48,993	10,123	13,786	14,522	18,308
Total assets	62,328	21,665	20,574	21,307	30,955

Long-term obligations, less current portion	325	1,155	2,653	342	522
Total shareholders' equity	50,989	11,449	14,056	15,453	19,285

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

INCOME TAXES

Income taxes are accounted for under the asset-and-liability method as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period corresponding to the enactment date. Under ASC 740, a valuation allowance is required when it is more likely than not all or some portion of the deferred tax assets will not be realized through generating sufficient future taxable income.

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

There were no restructuring charges during fiscal year ended May 31, 2022 and 2021. In the fiscal year ended May 31, 2020, we recognized $220,000 in restructuring charges related to the dissolution of Aehr Test Systems Japan K.K (“ATS-Japan”), a majority owned subsidiary. The restructuring charges included severance payments for individuals impacted in this reduction, legal fees associated with the dissolution process, and write-off of assets.

RESULTS OF OPERATIONS

The following table sets forth statements of operations data as a percentage of net sales for the periods indicated.

	Year Ended May 31,
	2022	2021	2020

Net sales	100.0%	100.0%	100.0%
Cost of sales	53.4	63.7	62.4
Gross profit	46.6	36.3	37.6

Operating expenses:
Selling, general and administrative	19.8	39.5	33.8
Research and development	11.5	22.0	15.2
Restructuring	--	--	1.0

Total operating expenses	31.3	61.5	50.0

Income (loss) from operations	15.3	(25.2)	(12.4)

Interest income (expense), net	0.1	(0.3)	--
Net gain from dissolution of Aehr Test Systems Japan	--	13.2	--
Gain from forgiveness of PPP loan	3.3	--	--
Other income (expense), net	0.1	(1.0)	--

Income (loss) before income tax (expense) benefit	18.8	(13.3)	(12.4)

Income tax (expense) benefit	(0.2)	1.1	(0.2)
Net income (loss)	18.6%	(12.2)%	(12.6)%

FISCAL YEAR ENDED MAY 31, 2022 COMPARED TO FISCAL YEAR ENDED MAY 31, 2021

NET SALES.  Net sales increased to $50.8 million for the fiscal year ended May 31, 2022 from $16.6 million for the fiscal year ended May 31, 2021, an increase of 206.2%.  The increase in net sales for the fiscal year ended May 31, 2022 was primarily due to the increases in net sales of our wafer-level products.  Net sales of our wafer-level products for fiscal 2022 were $48.9 million, and increased approximately $33.9 million from fiscal 2021 due to stronger demand related to silicon carbide applications.

GROSS PROFIT. Gross profit increased to $23.7 million for the fiscal year ended May 31, 2022 from $6.0 million for the fiscal year ended May 31, 2021, an increase of 292.3%. Gross profit margin increased to 46.6% for the fiscal year ended May 31, 2022 from 36.3% for the fiscal year ended May 31, 2021. The increase in gross profit margin was primarily the result of manufacturing efficiencies due to an increase in net sales.

SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses were $10.0 million for the fiscal year ended May 31, 2022, compared with $6.6 million for the fiscal year ended May 31, 2021, an increase of 53.1%. The increase in SG&A expenses was primarily the result of increased bonuses, stock compensation, and commission expense due to an increase in net sales and profitability, and an increase in headcount.

RESEARCH AND DEVELOPMENT. R&D expenses were $5.8 million for the fiscal year ended May 31, 2022, compared with $3.7 million for the fiscal year ended May 31, 2021, an increase of 59.3%. The increase in R&D expenses was primarily due to increases in employment-related expenses of $1.7 million, outside services of $316,000, and project expenses of $155,000. The increase in employment-related expenses was primarily the result of increased bonuses and stock compensation due to an increase in net sales and profitability, and an increase in headcount.

INTEREST INCOME (EXPENSE), NET. Interest income, net was $13,000 for the fiscal year ended May 31, 2022, compared with interest expense of $46,000 for the fiscal year ended May 31, 2021. The interest expense for the fiscal year ended May 31, 2021 was from the Paycheck Protection Program Loan (the “PPP Loan”) that we obtained on April 23, 2020.

NET GAIN FROM DISSOLUTION OF AEHR TEST SYSTEMS JAPAN. Net gain from dissolution of Aehr Test Systems Japan was $2.2 million for the fiscal year ended May 31, 2021, due to the release of the cumulative translation adjustment in connection with the complete liquidation of Aehr Test Systems Japan subsidiary in July 2020.

GAIN FROM FORGIVENESS OF PPP LOAN. On June 12, 2021, we received confirmation from the SVB that on June 4, 2021, the Small Business Administration approved our PPP Loan forgiveness application for the entire PPP Loan balance of $1,679,000 and interest totaling $19,000, and we recognized a gain of $1,698,000.

OTHER INCOME (EXPENSE), NET. Other income, net was $30,000 for the fiscal year ended May 31, 2022, compared with other expense, net of $162,000 for the fiscal year ended May 31, 2021. The change in other income (expense), net was primarily due to gains or losses realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

INCOME TAX (EXPENSE) BENEFIT. Income tax expense for the fiscal year ended May 31, 2022 was $91,000 compared with income tax benefit of $177,000 for the fiscal year ended May 31, 2021. During the fiscal year ended May 31, 2021, the currency translation adjustment balance was released and the residual income tax effect of $215,000 was recorded pursuant to the inter-period allocation rules in connection with the complete liquidation of Aehr Test Systems Japan subsidiary in July 2020.

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

INTEREST INCOME (EXPENSE), NET. Interest expense, net was $46,000 for the fiscal year ended May 31, 2021 compared with interest income, net which was $10,000 for the fiscal year ended May 31, 2020. The interest expense for the fiscal year ended May 31, 2021 was from the PPP Loan that we obtained on April 23, 2020.

NET GAIN FROM DISSOLUTION OF AEHR TEST SYSTEMS JAPAN. Net gain from dissolution of Aehr Test Systems Japan was $2.2 million for the fiscal year ended May 31, 2021, due to the release of the cumulative translation adjustment in connection with the complete liquidation of Aehr Test Systems Japan subsidiary in July 2020.

OTHER INCOME (EXPENSE), NET. Other expense, net was $162,000 and $11,000 for the fiscal years ended May 31, 2021 and 2020, respectively. The change in other expense, net was primarily due to losses realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

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

LIQUIDITY AND CAPITAL RESOURCES

We consider cash and cash equivalents as liquid and available for use. As of May 31, 2022 and 2021, respectively, we had $31.5 million and $4.6 million in cash and cash equivalents.

Net cash provided by operating activities was $1.5 million for the fiscal year ended May 31, 2022, compared with net cash used by operating activities of $2.7 million for the fiscal year ended May 31, 2021. For the fiscal year ended May 31, 2022, net cash provided by operating activities was primarily the result of net income of $9.5 million, as adjusted to exclude the effect of forgiveness of PPP loan of $1.7 million, and a non-cash charge of stock-based compensation expense of $3.0 million and depreciation and amortization of $307,000. Other changes in cash from operations primarily resulted from increases in accounts receivable and inventories of $7.8 million and $6.7 million, respectively, partially offset by increases in customer deposits and deferred revenue, accrued expenses, and accounts payable of $2.2 million, $1.5 million and $1.4 million, respectively. The increase in accounts receivable was primarily due to the increase in and timing of revenue generated toward the end of the fiscal year ended May 31, 2022. The increase in inventory was to support expected future shipments for customer orders. The increase in customer deposits and deferred revenue was primarily due to the receipt of additional down payments from certain customers. The increase in accrued expenses was primarily due to an increase in accrued employment related expenses including profit sharing, commissions, bonuses, and vacations. The increase in accounts payable was primarily due to inventory purchases to support future shipments. For the fiscal year ended May 31, 2021, net cash used in operating activities was primarily the result of the net loss of $2.0 million, as adjusted to exclude the effect of net gain from dissolution of Aehr Test Systems Japan of $2.4 million, including an income tax benefit of $215,000, a non-cash charge for stock-based compensation expense of $1.1 million and depreciation and amortization of $310,000. Net cash used in operations was also impacted by increases in accounts receivable and inventories of $1.4 million and $972,000, respectively, partially offset by increases in accounts payable and accrued expenses of $1.9 million and $732,000, respectively. The increase in accounts receivable was primarily due to higher shipment activities toward the end of fiscal year ended May 31, 2021. The increase in inventory was to support expected future shipments for customer orders. The increase in accounts payable was primarily due to inventory purchases to support future shipments. The increase in accrued expenses was primarily due to increases in warranty provision and accrued employment related expenses.

Net cash used in investing activities was $416,000 and $227,000 for the fiscal years ended May 31, 2022 and 2021, respectively, was due to the purchases of property and equipment.

Financing activities provided cash of $25.8 million and $2.0 million for the fiscal years ended May 31, 2022 and 2021, respectively. Net cash provided by financing activities during the fiscal year ended May 31, 2022 was primarily due to the net proceeds from issuance of common stock from public offering of $24.0 million, and the proceeds from the issuance of common stock under employee benefit plans of $3.1 million, partially offset by the net payment of the line of credit of $1.4 million. Net cash provided by financing activities during the fiscal year ended May 31, 2021 was due to $1.4 million borrowing from our line of credit and $560,000 in proceeds from the issuance of common stock under employee plans.

The effect of fluctuation in exchange rates increased cash by $49,000 and $117,000 for the fiscal years ended May 31, 2022 and 2021, respectively. The changes were due to the fluctuation in the value of the dollar compared to foreign currencies.

As of May 31, 2022 and 2021, we had working capital of $49.0 million and $10.1 million, respectively.

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

Net cash used in investing activities was $163,000 for the fiscal year ended May 31, 2020 was due to the purchase of property and equipment.

Net cash provided by financing activities during the fiscal year ended May 31, 2020 was due to the proceeds of $1.7 million from the PPP Loan, and the net proceeds from issuance of common stock under employee plans of $493,000.

The effect of fluctuation in exchange rates increased cash by $20,000 for the fiscal year ended May 31, 2020 due to the fluctuation in the value of the dollar compared to foreign currencies.

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

OVERVIEW OF CONTRACTUAL OBLIGATIONS

The following table provides a summary of such arrangements, or contractual obligations.

	Payments Due by Period (in thousands)
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Lease obligations	$1,047	$829	$199	$19	$--
Purchases (1)	17,576	17,576	--	--	--
Total	$18,623	$18,405	$199	$19	$--

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

We had no holdings of derivative financial or commodity instruments at May 31, 2022.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Aehr Test Systems

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Aehr Test Systems and its subsidiaries (the “Company”) as of May 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended May 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Inventory Valuation – Adjustments for Excess or Obsolete Inventory

As described in Note 1 to the consolidated financial statements, the Company’s consolidated inventories balance was $15.1 million as of May 31, 2022. The Company’s inventory is stated at the lower of cost, which is determined on a standard cost basis on a first-in, first-out method, or net realizable value. The Company evaluates the net realizable value by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory. If actual demand were to be substantially lower than estimated, there could be a significant adverse impact on the carrying value of the inventory and results of operations.

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

Walnut Creek, California

August 26, 2022

AEHR TEST SYSTEMS AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	May 31,
	2022	2021
ASSETS

Current assets:
Cash and cash equivalents	$31,484	$4,582
Accounts receivable, net	12,859	5,202
Inventories	15,051	8,849
Prepaid expenses and other	613	551

Total current assets	60,007	19,184

Property and equipment, net	1,203	677
Operating lease right-of-use assets	917	1,606
Other assets	201	198

Total assets	$62,328	$21,665

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$4,195	$2,893
Accrued expenses	3,610	2,163
Operating lease liabilities, short-term	794	737
Customer deposits and deferred revenue, short-term	2,415	189
Line of credit	-	1,400
Current portion of long-term debt	-	1,679

Total current liabilities	11,014	9,061

Operating lease liabilities, long-term	212	1,007
Deferred revenue, long-term	69	99
Other long-term liabilities	44	49

Total liabilities	11,339	10,216

Commitments and contingencies (Note 19)

Aehr Test Systems shareholders' equity:
Preferred stock, $0.01 par value: Authorized: 10,000 shares; Issued and outstanding: none	-	-
Common stock, $0.01 par value: Authorized: 75,000 shares; Issued and outstanding: 27,120 shares and 23,725 shares at May 31, 2022 and 2021 respectively	271	237
Additional paid-in capital common stock	117,686	87,553
Accumulated other comprehensive income (loss)	(105)	(28)
Accumulated deficit	(66,863)	(76,313)
Total shareholders' equity	50,989	11,449

Total liabilities and shareholders' equity	$62,328	$21,665

The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended May 31,
	2022	2021	2020

Net sales	$50,829	$16,600	$22,291
Cost of sales	27,164	10,568	13,920
Gross profit	23,665	6,032	8,371

Operating expenses:
Selling, general and administrative	10,047	6,562	7,530
Research and development	5,818	3,652	3,386
Restructuring	-	-	220

Total operating expenses	15,865	10,214	11,136

Income (loss) from operations	7,800	(4,182)	(2,765)

Interest income (expense), net	13	(46)	10
Net gain from dissolution of Aehr Test Systems Japan	-	2,186	-
Gain from forgiveness of PPP loan	1,698	-	-
Other income (expense), net	30	(162)	(11)

Income (loss) before income tax (expense) benefit	9,541	(2,204)	(2,766)

Income tax (expense) benefit	(91)	177	(36)
Net income (loss)	$9,450	$(2,027)	$(2,802)

Net income (loss) per share – basic	$0.36	$(0.09)	$(0.12)
Net income (loss) per share – diluted	$0.34	$(0.09)	$(0.12)
Shares used in per share calculation – basic	26,014	23,457	22,882
Shares used in per share calculation – diluted	27,774	23,457	22,882

           The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

	Year Ended May 31,
	2022	2021	2020

Net income (loss)	$9,450	$(2,027)	$(2,802)

Other comprehensive income (loss), net of tax:
Foreign currency translation income (loss)	(77)	160	2
Reclassification of cumulative translation adjustment as a result of dissolution of Aehr Test Systems Japan	-	(2,401)	-

Total comprehensive income (loss)	9,373	(4,268)	(2,800)
Less: Comprehensive income (loss) attributable to noncontrolling interest	-	21	(2)

Comprehensive income (loss), attributable to Aehr Test Systems	$9,373	$(4,289)	$(2,798)

The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(IN THOUSANDS)

						Total Aehr
				Accumulated		Test
			Additional	Other		Systems		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’	Noncontrolling	Shareholders'
	Shares	Amount	Capital	Income (loss)	Deficit	Equity	Interest	Equity
Balances, May 31, 2019	22,669	$227	$84,499	$2,230	$(71,484)	$15,472	$(19)	$15,453

Issuance of common stock under employee plans	444	4	499	-	-	503	-	503
Shares repurchased for tax withholdings on vesting of RSUs	(6)	-	(10)	-	-	(10)	-	(10)
Stock-based compensation	-	-	910	-	-	910	-	910
Net loss	-	-	-	-	(2,802)	(2,802)	-	(2,802)
Foreign currency translation adjustment	-	-	-	4	-	4	(2)	2

Balances, May 31, 2020	23,107	231	85,898	2,234	(74,286)	14,077	(21)	14,056

Issuance of common stock under employee plans	627	6	574	-	-	580	-	580
Shares repurchased for tax withholdings on vesting of RSUs	(9)	-	(20)	-	-	(20)	-	(20)
Stock-based compensation	-	-	1,101	-	-	1,101	-	1,101
Net loss	-	-	-	-	(2,027)	(2,027)	-	(2,027)
Reclassification of cumulative translation adjustment	-	-	-	(2,401)	-	(2,401)	-	(2,401)
Foreign currency translation adjustment	-	-	-	139	-	139	21	160

Balances, May 31, 2021	23,725	237	87,553	(28)	(76,313)	11,449	-	11,449

Issuance of common stock under employee plans	1,760	17	3,543	-	-	3,560	-	3,560
Shares repurchased for tax withholdings on vesting of RSUs	(62)	-	(429)	-	-	(429)	-	(429)
Proceeds from public offerings, net of issuance costs	1,697	17	24,013	-	-	24,030	-	24,030
Stock-based compensation	-	-	3,006	-	-	3,006	-	3,006
Net loss	-	-	-	-	9,450	9,450	-	9,450
Foreign currency translation adjustment	-	-	-	(77)	-	(77)	-	(77)

Balances, May 31, 2022	27,120	$271	$117,686	$(105)	$(66,863)	$50,989	-	$50,989

The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended May 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$9,450	$(2,027)	$(2,802)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	3,006	1,101	910
Depreciation and amortization	307	310	384
Loss on disposal of property plant equipment	-	-	45
Net gain from dissolution of Aehr Test Systems Japan	-	(2,186)	-
Income tax benefit related to dissolution of Aehr Test Systems Japan	-	(215)	-
Gain from forgiveness of PPP loan	(1,698)	-	-
Changes in operating assets and liabilities:
Accounts receivable	(7,834)	(1,373)	1,161
Inventories	(6,674)	(972)	1,164
Prepaid expenses and other	(71)	(81)	271
Accounts payable	1,356	1,877	(1,024)
Accrued expenses	1,464	732	(589)
Customer deposits and deferred revenue	2,196	96	(1,542)
Other long-term liabilities	-	47	-
Income taxes payable	6	(10)	(2)
Net cash provided by (used in) operating activities	1,508	(2,701)	(2,024)

Cash flows from investing activities:
Purchases of property and equipment	(416)	(227)	(163)
Net cash used in investing activities	(416)	(227)	(163)

Cash flows from financing activities:
Proceeds from long-term debt	-	-	1,679
Line of credit (repayments) borrowings, net	(1,400)	1,400	-
Proceeds from issuance of common stock under employee plans	3,560	580	503
Shares repurchased for tax withholdings on vesting of restricted stock units	(429)	(20)	(10)
Proceeds from issuance of common stock from public offering, net of issuance costs	24,030	-	-
Net cash provided by financing activities	25,761	1,960	2,172

Effect of exchange rates on cash, cash equivalents and restricted cash	49	117	20

Net increase (decrease) in cash, cash equivalents and restricted cash	26,902	(851)	5

Cash, cash equivalents and restricted cash, beginning of year	4,662	5,513	5,508
Cash, cash equivalents and restricted cash, end of year	$31,564	$4,662	$5,513

Supplemental cash flow information:
Cash paid during the year for:
Income taxes, net	$4	$15	$42
Interest, net	$12	$6	$-

Supplemental disclosure of non-cash flow information:
Net transfer of equipment between inventory and property and equipment	$472	$113	$112

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

LIQUIDITY:

At May 31, 2022, the Company had $31.5 million in cash and cash equivalents. The company has entered into credit arrangements, and raised capital through public and private equity offerings, to increase the likelihood that it will have sufficient cash to support operations. This includes $25 million raised in October 2021 as a portion of a $75 million shelf registration. The Company anticipates that the existing cash and cash equivalents balance together with future income from operations, collections of existing accounts receivable, revenue from its existing backlog of products as of this filing date, the sale of inventory on hand, deposits and down payments against significant orders will be adequate to meet its working capital and capital equipment requirements, and its anticipated cash needs over the next 12 months.

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

Transaction gains and losses that arise from exchange rate changes denominated in currencies other than the local currency are included in the Consolidated Statements of Operations as incurred. See Note 13, “Other Income (Expense), Net” for the detail of foreign exchange transaction gains and losses for all periods presented.

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

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Accounts receivable are derived from the sale of products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies. Accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. The Company also reviews its trade receivables by aging category to identify specific customers with known disputes or collection issues. The Company exercises judgment when determining the adequacy of these reserves as the Company evaluates historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received. No significant adjustments to the allowance for doubtful accounts were recorded during the fiscal years ended May 31, 2022, 2021 or 2020.

CONCENTRATION OF CREDIT RISK:

The Company sells its products primarily to semiconductor manufacturers in North America, Asia, and Europe. As of May 31, 2022, approximately 20%, 80% and 0% of gross accounts receivable were from customers located in North America, Asia and Europe, respectively. As of May 31, 2021, approximately 2%, 98% and 0% of gross accounts receivable were from customers located in North America, Asia and Europe, respectively. Three customers accounted for 68%, 18% and 11% of gross accounts receivable as of May 31, 2022. Three customers accounted for 51%, 24% and 19% of gross accounts receivable as of May 31, 2021. One customer accounted for 82% of net sales in fiscal 2022. Four customers accounted for 24%, 23%, 20% and 10% of net sales in fiscal 2021. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company uses letter of credit terms for some of its international customers.

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

INVENTORIES:

Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out method) or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less costs of completion, disposal and transportation. Provisions for excess, obsolete and unusable inventories are made after management’s evaluation of future demand and market conditions. The Company adjusts inventory balances to approximate the lower of its manufacturing costs or net realizable value. If actual future demand or market conditions become less favorable than those projected by management, additional inventory write-downs may be required, and would be reflected in cost of sales in the period the revision is made. During fiscal 2022, 2021 and 2020 the Company recognized a provision for inventory reserves of $1,031,000, $176,000, and $1,669,000, respectively.

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

PRODUCT DEVELOPMENT COSTS AND CAPITALIZED SOFTWARE:

Costs incurred in the research and development of new products or systems are charged to operations as incurred. Costs incurred in the development of software programs for the Company’s products are charged to operations as incurred until technological feasibility of the software has been established. Generally, technological feasibility is established when the software module performs its primary functions described in its original specifications, contains features required for it to be usable in a production environment, is completely documented and the related hardware portion of the product is complete. After technological feasibility is established, any additional costs are capitalized. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use. Capitalized costs are amortized over the estimated life of the related software product using the greater of the units of sales or straight-line methods over ten years. No system software development costs were capitalized or amortized in fiscal 2022, 2021 and 2020.

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

COMPREHENSIVE INCOME (LOSS):

Comprehensive income (loss) generally represents all changes in shareholders’ equity except those resulting from investments or contributions by shareholders. Unrealized gains and losses on foreign currency translation adjustments are included in the Company’s components of comprehensive income (loss), which are excluded from net income (loss). In fiscal 2021 the Company recognized a gain of $2,401,000 related to the completed liquidation of ATS-Japan, a majority owned subsidiary, which is deducted from net income (loss) when calculating comprehensive income (loss). Refer to Note 16, “Dissolution of Aehr Test Systems Japan,” for a further discussion of the transaction. Comprehensive income (loss) is included in the statements of comprehensive income (loss).

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

The Company’s revenues by product category are as follows (in thousands):

	Year Ended May 31,
	2022	2021	2020
Type of good / service:
Systems	$25,224	$7,250	$8,099
Contactors	22,647	5,837	10,784
Services	2,958	3,513	3,408
	$50,829	$16,600	$22,291
Product lines:
Wafer-level	$48,926	$15,004	$19,768
Test During Burn-In	1,903	1,596	2,523
	$50,829	$16,600	$22,291

The following presents information about the Company’s operations in different geographic areas. Net sales are based upon ship-to location (in thousands):

	Year Ended May 31,
	2022	2021	2020
Geographic region:
United States	$5,110	$5,386	$13,544
Asia	45,700	11,074	7,556
Europe	19	140	1,191
	$50,829	$16,600	$22,291

With the exception of the amount of service contracts and extended warranties, the Company’s product category revenues are recognized at point in time when control transfers to customers. The following presents revenue based on timing of recognition (in thousands):

	Year Ended May 31,
	2022	2021	2020
Timing of revenue recognition (in thousands):
Products and services transferred at a point in time	$49,441	$15,009	$19,948
Services transferred over time	1,388	1,591	2,343
	$50,829	$16,600	$22,291

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

Contract liabilities include payments received in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities are reported on the consolidated balance sheets at the end of each reporting period as a component of deferred revenue. Contract liabilities as of May 31, 2022 and 2021 were $2,484,000 and $288,000, respectively. During the fiscal years ended May 31, 2022 and 2021, the Company recognized $189,000 and $164,000 of revenues that were included in contract liabilities as of May 31, 2021 and 2020, respectively.

Remaining performance obligations

On May 31, 2022, the Company had $212,000 of remaining performance obligations, exclusive of customer deposits, which were comprised of deferred service contracts and extended warranty contracts not yet delivered. The Company expects to recognize approximately 68% of its remaining performance obligations as revenue in fiscal 2023, and an additional 32% in fiscal 2024 and thereafter. The foregoing excludes the value of other remaining performance obligations as they have original durations of one year or less, and also excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

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

The following table presents the computation of basic and diluted net income (loss) per share attributable to Aehr Test Systems common shareholders (in thousands, except per share data):

	Year Ended May 31,
	2022	2021	2020
Numerator: Net income (loss)	$9,450	$(2,027)	$(2,802)

Denominator for basic net income (loss) per share:
Weighted average shares outstanding	26,014	23,457	22,882

Shares used in basic net income (loss) per share calculation	26,014	23,457	22,882

Effect of dilutive securities	1,760	--	--

Denominator for diluted net income (loss) per share	27,774	23,457	22,882

Basic net income (loss) per share	$0.36	$(0.09)	$(0.12)

Diluted net income (loss) per share	$0.34	$(0.09)	$(0.12)

For the purpose of computing diluted earnings per share, the weighted average number of potential common shares does not include stock options with an exercise price greater than the average fair value of the Company’s common stock for the period, as the effect would be anti-dilutive. Stock options to purchase 64,000 shares of common stock were outstanding as of May 31, 2022 but were not included in the computation of diluted net income per share, because the inclusion of such shares would be anti-dilutive. In the fiscal year ended May 31, 2021 and 2020, potential common shares have not been included in the calculation of diluted net loss per share as the effect would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for these periods are the same. Stock options to purchase 2,766,000 and 3,153,000 shares of common stock were outstanding on May 31, 2021 and 2020, respectively, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive. ESPP rights to purchase 239,000 and 192,000 ESPP shares were outstanding on May 31, 2021 and 2020, respectively, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive. RSUs for 132,000 shares and 10,000 shares were outstanding on May 31, 2021 and 2020, respectively, but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive.

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

Level 3 - instrument valuations are obtained without observable market values and require a high level of judgment to determine the fair value.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of May 31, 2022 (in thousands):

	Balance as of
	May 31, 2022	Level 1	Level 2	Level 3
Money market funds	$28,609	$28,609	$-	$-
Assets	$28,609	$28,609	$-	$-

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of May 31, 2021 (in thousands):

	Balance as of
	May 31, 2021	Level 1	Level 2	Level 3
Money market funds	$580	$580	$-	$-
Assets	$580	$580	$-	$-

Included in money market funds as of May 31, 2022 and 2021 is $80,000 of restricted cash representing a security deposit for the Company’s United States manufacturing and office space lease.

There were no financial liabilities measured at fair value as of May 31, 2022 and 2021.

There were no transfers between Level 1 and Level 2 fair value measurements during the fiscal years ended May 31, 2022 and 2021.

The carrying amounts of financial instruments including cash, cash equivalents, receivables, accounts payable and certain other accrued liabilities, approximate fair value due to their short maturities. Based on the borrowing rates currently available to the Company for loans with similar terms, the carrying value of the debt approximates the fair value.

5. ACCOUNTS RECEIVABLE:

Accounts receivable comprise (in thousands):

	May 31,
	2022	2021
Accounts receivable	$12,859	$5,202
Less: Allowance for doubtful accounts	-	-
	$12,859	$5,202

Accounts receivable represent customer trade receivables. As of May 31, 2022 and 2021, there were no allowances for doubtful accounts.

6. BALANCE SHEET DETAIL:

INVENTORIES:

	May 31,
(In Thousands)	2022	2021
Raw materials and sub-assemblies	$9,507	$5,859
Work in process	5,461	2,988
Finished goods	83	2
	$15,051	$8,849

During the year ended May 31, 2022, 2021, and 2020, the Company wrote down $1,031,000, $176,000, and $1,669,000 of inventory, respectively.

PROPERTY AND EQUIPMENT, NET:

	May 31,
(In Thousands)	2022	2021
Leasehold improvements	$1,230	$1,214
Furniture and fixtures	697	627
Machinery and equipment	4,013	3,343
Test equipment	2,523	2,525
	8,463	7,709
Less: Accumulated depreciation and amortization	(7,260)	(7,032)
	$1,203	$677

Depreciation expense was $307,000, $310,000 and $384,000 for fiscal 2022, 2021, and 2020, respectively.

ACCRUED EXPENSES:

	May 31,
(In Thousands)	2022	2021
Commissions and bonuses	$1,505	$413
Payroll related	1,401	1,020
Warranty	410	494
Professional services	204	168
Investor relations	44	22
Accrued interest	-	16
Taxes payable	13	5
Other	33	25
	$3,610	$2,163

 CUSTOMER DEPOSITS AND DEFERRED REVENUE, SHORT-TERM:

	May 31,
(In Thousands)	2022	2021
Customer deposits	$2,263	$27
Deferred revenue	152	162
	$2,415	$189

7. INCOME TAXES:

Domestic and foreign components of income (loss) before income tax (expense) benefit are as follows (in thousands):

	Year Ended May 31,
	2022	2021	2020
Domestic	$9,416	$(13,064)	$(2,751)
Foreign	125	10,860	(15)
	$9,541	$(2,204)	$(2,766)

The income tax (expense) benefit consists of the following (in thousands):

	Year Ended May 31,
	2022	2021	2020
Federal income taxes:
Current	$(59)	$163	$-
Deferred	-	-	-
State income taxes:
Current	(5)	13	(30)
Deferred	-	-	-
Foreign income taxes:
Current	(27)	1	(6)
Deferred	-	-	-
	$(91)	$177	$(36)

The Company’s effective tax rate differs from the U.S. federal statutory tax rate, as follows:

	Year Ended May 31,
	2022	2021	2020
US federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal tax effect	0.1	0.6	1.4
Foreign rate differential	0.3	9.8	(21.5)
Stock-based compensation	(11.0)	(4.7)	(4.0)
Research and development credit	(1.3)	4.0	-
Change in valuation allowance	(4.7)	(32.1)	4.3
Controlled Foreign Corporation Liquidation	-	9.8	-
PPP Loan	(3.7)	-	-
Other	0.4	(0.4)	(2.5)
Effective tax rate	1.1%	8.0%	(1.3)%

The components of the net deferred tax assets and liabilities are as follows (in thousands):

	Year Ended May 31,
	2022	2021
Deferred tax assets:
Net operating losses	$14,912	$15,584
Lease Liability	218	372
Credit carryforwards	5,535	5,298
Inventory reserves	934	1,006
Reserves and accruals	1,360	890
Other	220	450
	23,179	23,600
Deferred tax liabilities:
Operating lease right-of-use assets	(199)	(342)
Less: Valuation allowance	(22,980)	(23,258)
Net deferred tax assets (liabilities)	$-	$-

The valuation allowance decreased by $278,000 during fiscal 2022, increased by $2,438,000 during fiscal 2021, and decreased by $118,000 during fiscal 2020. As of May 31, 2022 and 2021, the Company concluded that it is more likely than not that the deferred tax assets will not be realized and therefore provided a full valuation allowance against the deferred tax assets. The Company will continue to evaluate the need for a valuation allowance against its deferred tax assets on a quarterly basis.

At May 31, 2022 and 2021, the Company has federal net operating loss carryforwards of approximately $61,068,000 and $64,298,000 respectively, to reduce future taxable income. A portion of the federal net operating losses will begin to expire in 2024. Federal net operating losses of $14,425,000 will carryforward indefinitely and would be subject to an 80% taxable income limitation in the year utilized. At May 31, 2022 and 2021, the Company has state net operating loss carryforwards of $30,043,000 and $29,812,000, respectively, to reduce future taxable income. The state net operating loss carryforwards will begin to expire in 2028.

At May 31, 2022 and 2021, the Company has federal research and development credit carryforwards of approximately $2,362,000 and $2,201,000 respectively, to offset future tax liability. The federal credit carryforwards will begin to expire in 2022. At May 31, 2022 and 2021, The Company has state research and development credit carryforwards of approximately $6,152,000 and $5,955,000 respectively, to offset future tax liability. The credit carryforwards are not subject to expiration. The Company also has alternative minimum tax credit carryforwards of $34,000 for state purposes. The credits may be used to offset regular tax and do not expire.

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

The aggregate changes in the balance of gross unrecognized tax benefits are as follows (in thousands):

Beginning balance as of May 31, 2019	$1,809

Decreases related to prior year tax positions	(11)
Increases related to current year tax positions	54

Balance at May 31, 2020	$1,852

Increases related to prior year tax positions	11
Increases related to current year tax positions	65

Balance at May 31, 2021	$1,928

Increases related to prior year tax positions	12
Increases related to current year tax positions	78

Balance at May 31, 2022	$2,018

As of May 31, 2022 and 2021, the Company has not recorded interest and penalties associated with its unrecognized tax benefits. The Company’s unrecognized gross tax benefits would not reduce the annual effective tax rate if recognized because it has recorded a full valuation allowance on its deferred tax assets. The Company does not foresee any material changes to the gross unrecognized tax benefit within the next twelve months. The Company’s policy is to recognize interest and penalties in income tax expense.

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

8. LEASES

The Company leases its manufacturing and office space under operating leases. The principal administrative and production facility is located in Fremont, California, in a 51,289 square foot building. The Company entered into a non-cancelable operating lease agreement for its United States manufacturing and office facility, which was renewed in February 2018 and expires in July 2023. The Company leases a 492 square foot sales and support office in Utting, Germany. The lease, which began February 1, 1992 and expires on January 31, 2024, contains an automatic twelve months renewal, at rates to be determined, if no notice is given prior to six months from expiry. On November 18, 2020, the Company established a wholly owned new subsidiary, Aehr Test Systems Philippines Inc., which has been in full operation since March 2021. The Company leases a facility in Philippines located in a 2,713 square foot building in Clark Freeport Zone, Pampanga. The lease, which began January 1, 2021 and expires on December 31, 2025, contains an option to renew for another three years at rates stipulated in the contract, notice for renewal is given 6 months from expiry. Under the lease agreements, the Company is responsible for payments of utilities, taxes and insurance.

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

The weighted average remaining lease term for the Company’s operating leases was 1.4 years at May 31, 2022 and the weighted average discount rate was 5.4%.

The Company’s operating lease cost under FASB ASC Topic 842 was $766,000 for the year ended May 31, 2022. The Company’s operating lease cost under FASB ASC Topic 842 was $761,000 for the year ended May 31, 2021.

The following table presents supplemental cash flow information related to the Company’s operating leases (in thousands):

	Year Ended May 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$813	$779
Right-of-use assets obtained in exchange for operating leases liabilities	-	147

The following table presents the maturities of the Company’s operating lease liabilities as of May 31, 2022 (in thousands):

Fiscal year	Operating Leases
2023	$829
2024	168
2025	31
2026	19
Thereafter	-
Total future minimum operating lease payments	1,047
Less: imputed interest	(41)
Present value of operating lease liabilities	$1,006

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

On January 14, 2021, the Company entered into the First Amendment to Loan and Security Agreement (the “First Amendment”) with Silicon Valley Bank. The First Amendment, among other things, extends the Revolving Line Maturity Date to July 14, 2021; provided, however, that if the Company achieves specified operating metrics on a consolidated basis on or prior to May 31, 2021 the Amended Revolving Line Maturity Date is extended to January 13, 2022. On July 8, 2021 the Company received confirmation from SVB that the Revolving Line Maturity Date has been extended to January 13, 2022.

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

At May 31, 2022, the Company had not drawn amounts against the credit facility and was in compliance with all covenants related to obligations to meet reporting requirements. The balance available to borrow under the line at May 31, 2022 was $8,794,000. There are no financial covenants in the agreement.

10. LONG-TERM DEBT:

On April 23, 2020, the Company obtained a PPP Loan in the aggregate amount of $1,679,000 from SVB. The PPP Loan was evidenced by a promissory note dated April 23, 2020 (the “Note”) that matures on April 23, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on November 23, 2020. The PPP Loan proceeds were used for payroll, health care benefits, rent and utilities.

Under the terms of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. On June 12, 2021, the Company received confirmation from the SVB that on June 4, 2021, the Small Business Administration approved the Company’s PPP Loan forgiveness application for the entire PPP Loan balance of $1,679,000 and interest totaling $19,000, and the Company recognized a gain on loan forgiveness of $1,698,000.

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

The following table summarizes the stock-based compensation expense for the fiscal years ended May 31, 2022, 2021 and 2020 (in thousands, except per share data):

	Year Ended May 31,
	2022	2021	2020
Stock-based compensation in the form of stock options, RSUs, and ESPP purchase rights, included in:

Cost of sales	$234	$70	$80
Selling, general and administrative	1,721	816	631
Research and development	968	215	199

Net effect on net income (loss)	$2,923	$1,101	$910

Effect on net income (loss) per share:
Basic	$0.11	$0.05	$0.04
Diluted	$0.11	$0.05	$0.04

As of and during the year ended May 31, 2022, there were $83,000 stock-based compensation expenses capitalized as part of inventory. As of and during the years ended May 31, 2021 and 2020, there were no stock-based compensation expenses capitalized as part of inventory.

During fiscal 2022, 2021 and fiscal 2020, the Company recorded stock-based compensation related to stock options and restricted stock units of $2,071,000, $993,000 and $751,000, respectively.

As of May 31, 2022, the total compensation expense related to unvested stock-based awards under the Company’s 2016 Equity Incentive Plan, but not yet recognized, was $1,905,000 which is net of estimated forfeitures of $5,000. This expense will be amortized on a straight-line basis over a weighted average period of approximately 1.3 years.

During fiscal 2022, 2021 and fiscal 2020, the Company recorded stock-based compensation related to its ESPP of $935,000, $108,000 and $159,000, respectively.

As of May 31, 2022, the total compensation expense related to purchase rights under the ESPP but not yet recognized was $417,000. This expense will be amortized on a straight-line basis over a weighted average period of approximately 0.8 years.

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

Volatility. Volatility is a measure of the amounts by which a financial variable such as stock price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company uses the historical volatility for the past five to six years, based on weighted average of the expected term of option grants, to estimate expected volatility. Volatility for each of the ESPP’s four time periods of six months, twelve months, eighteen months, and twenty-four months is calculated separately and included in the overall stock-based compensation expense recorded.

Risk-Free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes option valuation method on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of the stock awards including the ESPP.

Fair Value. The fair values of the Company’s stock options granted to employees in fiscal 2022, 2021 and 2020 were estimated using the following weighted average assumptions in the Black-Scholes option valuation method:

	Year Ended May 31,
	2022	2021	2020

Expected term (in years)	5 - 6	6	5
Volatility	88.0%	72.0%	71.5%
Risk-free interest rates	1.50%	0.44%	1.56%
Weighted average grant date fair value	$4.01	$1.12	$0.95

The fair value of our ESPP purchase rights for the fiscal 2022, 2021 and 2020 was estimated using the following weighted average assumptions:

	Year End May 31,
	2022	2021	2020

Expected term (in years)	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0
Volatility	101% – 272%	74% – 88%	62% – 77%
Risk-free interest rates	0.05%–2.44%	0.04%–0.17%	0.14%–1.81%
Weighted average grant date fair value	$9.68	$1.03	$0.79

EQUITY INCENTIVE PLAN:

In October 2006, the Company’s 2006 Equity Incentive Plan was approved by the shareholders, which provides for granting of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, performance shares and other stock or cash awards as the Company’s Board of Directors may determine.

In October 2016, the Company’s 2016 Equity Incentive Plan was approved by the Company’s shareholders. The 2016 Equity Incentive Plan replaced our 2006 Equity Incentive Plan, which was scheduled to expire in October 2016, and will continue in effect until 2026. A total of 4,848,000 shares of common stock have been reserved for issuance under the Company’s 2016 Equity Incentive Plan, which includes 2,248,000 shares that remained available for issuance under the 2006 Equity Incentive Plan. See the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 16, 2021 for further information regarding the 2016 Equity Incentive Plan.

As of May 31, 2022, out of the 3,879,000 shares authorized for grant under the 2016 Equity Incentive Plan, 2,052,000 stock options and RSUs were outstanding. As of May 31, 2021, out of the 4,036,000 shares authorized for grant under the 2016 Equity Incentive Plan, 2,898,000 stock options and RSUs were outstanding. As of May 31, 2020, out of the 4,813,000 shares authorized for grant under the 2016 Equity Incentive Plan, 3,163,000 stock options and RSUs were outstanding.

The following tables summarize the Company’s stock option and RSU transactions during fiscal 2022, 2021 and 2020 (in thousands):

Available
Shares
Balance, May 31, 2019	1,147

Additional shares reserved	1,196
Options granted	(738)
RSUs granted	(25)
Shares withheld for taxes and not issued	6
Options terminated	457
Options expired	(393)

Balance, May 31, 2020	1,650

Options granted	(297)
RSUs granted	(340)
RSUs cancelled	1
Shares withheld for taxes and not issued	9
Options terminated	455
Options expired	(341)

Balance, May 31, 2021	1,137

Additional shares reserved	1,414
Options granted	(303)
RSUs granted	(522)
RSUs cancelled	10
Shares withheld for taxes and not issued	(15)
Options terminated	105

Balance, May 31, 2022	1,826

The following table summarized the stock option transactions during fiscal 2022, 2021 and 2020 (in thousands, except per share data):

	Outstanding Options
		Weighted
	Number	Average	Aggregate
	of	Exercise	Intrinsic
	Shares	Price	Value
Balances, May 31, 2019	3,107	$2.20	$283

Options granted	738	$1.61
Options terminated	(457)	$1.98
Options exercised	(235)	$1.22

Balances, May 31, 2020	3,153	$2.17	$102

Options granted	297	$1.78
Options terminated	(455)	$2.31
Options exercised	(229)	$1.54

Balances, May 31, 2021	2,766	$2.16	$807

Options granted	303	$5.37
Options terminated	(105)	$1.59
Options exercised	(1,367)	$2.28

Balances, May 31, 2022	1,597	$2.70	$9,290

Options fully vested and expected to vest at May 31, 2022	1,570	$2.69	$9,138

The options outstanding and exercisable at May 31, 2022 were in the following exercise price ranges (in thousands, except per share data):

	Options Outstanding			Options Exercisable
	at May 31, 2022			at May 31, 2022
Range of Exercise Prices	Number Outstanding Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.34	51	5.39	$1.34	51	5.39	$1.34
$1.64-$1.86	659	4.02	$1.70	419	3.71	$1.69
$2.03-$2.42	471	3.33	$2.25	408	3.21	$2.26
$2.76-$2.93	215	5.60	$2.91	56	4.12	$2.87
$3.46-$3.93	104	2.17	$3.84	104	2.17	$3.84
$9.45-$19.85	97	6.80	$10.57	4	6.64	$14.02

$1.34-$19.85	1,597	4.12	$2.70	1,042	3.47	$2.22	$6,440

The total intrinsic values of options exercised were $12,542,000, $152,000 and $160,000 during fiscal 2022, 2021 and 2020, respectively. The weighted average contractual life of the options exercisable and expected to be exercisable at May 31, 2022 was 4.12 years.

Options to purchase 1,042,000, 2,045,000 and 2,203,000 shares were exercisable at May 31, 2022, 2021 and 2022, respectively. These exercisable options had weighted average exercise prices of $2.22, $2.26 and $2.25 as of May 31, 2022, 2021 and 2020, respectively.

During the fiscal year ended May 31, 2022, RSUs for 209,000 shares were granted to employees.The weighted average market value on the date of the grant of these RSUs was $2.89 per share. During the fiscal year ended May 31, 2022, 158,000 RSUs became fully vested, 40,000 RSUs were withheld to settle payroll taxes, and 10,000 RSUs were cancelled. 185,000 RSUs were outstanding and unvested at May 31, 2022. The intrinsic value of the outstanding and unvested RSUs at May 31, 2022 was $1,554,000. During the fiscal year ended May 31, 2021, RSUs for 170,000 shares, net of 9,000 shares withheld to settle payroll taxes, were granted to employees. The weighted average market value on the date of the grant of these RSUs was $1.92 per share. During the fiscal year ended May 31, 2021, 37,000 RSUs became fully vested and 1,000 RSUs were cancelled. 132,000 RSUs were outstanding and unvested at May 31, 2021. The intrinsic value of the outstanding and unvested RSUs at May 31, 2021 was $297,000. During the fiscal year ended May 31, 2020, RSUs for 10,000 shares, net of 6,000 shares withheld to settle payroll taxes, were granted and fully vested to employees. The market value on the date of the grant of these RSUs was $1.64 per share. During the fiscal year ended May 31, 2020, 13,000 RSUs became fully vested and there was no cancellation. 10,000 RSUs were outstanding and unvested at May 31, 2020. The intrinsic value of the outstanding and unvested RSUs at May 31, 2020 was $16,000.

Early in fiscal 2022, the Board of Directors approved the granting of performance-based RSUs to key officers based upon revenue thresholds for the year ended May 31, 2022. The total maximum amount of RSUs to be vested if all revenue goals are achieved will be approximately 270,000 at the weighted average of $3.41 per share. As of May 31, 2022, all of the revenue goals had been achieved and thus RSUs were fully vested but not issued. For the year ended May 31, 2022, the Company recognized approximately $921,000 in stock-based compensation expense for these performance RSUs.

During the fiscal year ended May 31, 2022, RSUs for 43,000 shares were granted to members of the Company’s Board of Directors. The weighted average market value on the date of the grant of these RSUs was $8.02 per share. During the fiscal year ended May 31, 2021, RSUs for 161,000 shares were granted and fully vested to members of the Company’s Board of Directors. The weighted average market value on the date of the grant of these RSUs was $1.81 per share. During the fiscal year ended May 31, 2020, RSUs for 9,000 shares were granted and fully vested to members of the Company’s Board of Directors. The weighted average market value on the date of the grant of these RSUs was $1.64 per share.

EMPLOYEE STOCK PURCHASE PLAN:

In October 2006, the Company’s shareholders approved the 2006 Employee Stock Purchase Plan. In October 2016, the Company’s shareholders approved the Company’s Amended and Restated 2006 Employee Stock Purchase Plan (the “Purchase Plan”), which amended and restated the 2006 Employee Stock Purchase Plan. The Purchase Plan extended the term of the 2006 Employee Stock Purchase Plan indefinitely. See the Company’s Registration Statements on Form S-8 filed with the Securities and Exchange Commission on November 14, 2016 and November 21, 2018 for further information regarding the Purchase Plan. The Purchase Plan has consecutive, overlapping, twenty-four month offering periods. Each twenty-four-month offering period includes four six-month purchase periods. The offering periods generally begin on the first trading day on or after April 1 and October 1 each year. All employees who work a minimum of 20 hours per week and are customarily employed by the Company (or an affiliate thereof) for at least five months per calendar year are eligible to participate. Under the Purchase Plan, shares are purchased through employee payroll deductions at exercise prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of an offering period or the last day of the purchase period. If a participant’s rights to purchase stock under all employee stock purchase plans of the Company accrue at a rate which exceeds $25,000 worth of stock for a calendar year, such participant may not be granted an option to purchase stock under the Purchase Plan. The maximum number of shares a participant may purchase during a single purchase period is 3,000 shares. In October 2020, the Company’s shareholders approved an amendment to the Purchase Plan to increase the number of shares authorized for issuance thereunder by an additional 350,000 shares of the Company’s common stock. After such amendment, a total of 2,200,000 shares of the Company’s common stock have been authorized for issuance under the Purchase Plan. During the fiscal years ended May 31, 2022, 2021 and 2020, ESPP purchase rights of 101,000, 279,000, and 55,000 shares, respectively, were granted. For the fiscal years ended May 31, 2022, 2021 and 2020, approximately 178,000, 147,000 and 136,000 shares of common stock, respectively, were issued under the Purchase Plan. As of May 31, 2022, a total of 1,942,000 shares have been issued under the Purchase Plan, and 258,000 ESPP shares remain available for issuance.

12. EMPLOYEE BENEFIT PLANS:

EMPLOYEE STOCK OWNERSHIP PLAN:

The Company has a non-contributory, trusteed employee stock ownership plan for full-time employees who have completed three consecutive months of service and for part-time employees who have completed one year of service and have attained an age of 21. The Company can contribute either shares of the Company’s stock or cash to the plan. The contribution is determined annually by the Company and cannot exceed 15% of the annual aggregate salaries of those employees eligible for participation in the plan. On May 31, 2007, the Company converted the Aehr Test Systems Employee Stock Bonus Plan into the Aehr Test Systems Employee Stock Ownership Plan (the “Plan”). The stock bonus plan was converted to an employee stock ownership plan (“ESOP”) to enable the Plan to better comply with changes in the law regarding Company stock. Individuals’ account balances vest at a rate of 20% per year commencing upon completion of two years of service. Non-vested balances, which are forfeited following termination of employment, are allocated to the remaining employees in the Plan. Under the Plan provisions, each employee who reaches age fifty-five (55) and has been a participant in the Plan for ten years will be offered an election each year to direct the transfer of up to 25% of his/her ESOP account to the employee self-directed account in the Savings and Retirement Plan. For anyone who met the above prerequisites, the first election to diversify holdings was offered after May 31, 2008. In the sixth year, employees will be able to diversify up to 50% of their ESOP accounts. Contributions of $250,000 were authorized for the plan during fiscal 2022 and $60,000 each for fiscal 2021 and 2020. The contribution amounts are recorded as compensation expense, in the period authorized and included in accrued expenses, in the period authorized. Contributions of 26,666 shares were made to the ESOP during fiscal 2022 for fiscal 2021. Contributions of 36,000 shares were made to the ESOP during fiscal 2021 for fiscal 2020. Contributions of 34,000 shares were made to the ESOP during fiscal 2020 for fiscal 2019. The contribution for fiscal 2022 will be made in fiscal 2023. Shares held in the ESOP are included in the EPS calculation.

401(K) PLAN:

The Company maintains a defined contribution savings plan (the “401(k) Plan”) to provide retirement income to all qualified employees of the Company. The 401(k) Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan is funded by voluntary pre-tax contributions from employees. Contributions are invested, as directed by the participant, in investment funds available under the 401(k) Plan. The Company is not required to make, and did not make, any contributions to the 401(k) Plan during fiscal 2022, 2021 and 2020.

13. OTHER INCOME (EXPENSE), NET:

Other income (expense), net comprises the following (in thousands):

	Year Ended May 31,
	2022	2021	2020
Foreign exchange gain (loss)	$32	$(111)	$(12)
Other (expense) income, net	(2)	(51)	1
	$30	$(162)	$(11)

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

Following is a summary of changes in the Company’s liability for product warranties during the fiscal years ended May 31, 2022 and 2021 (in thousands):

	May 31,
	2022	2021

Balance at the beginning of the year	$494	$246
Accruals for warranties issued during the year	465	390
Adjustment to previously existing warranty	98	346
Consumption of reserves	(647)	(488)

Balance at the end of the year	$410	$494

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

Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in thousands):

	May 31,
	2022	2021
United States	$1,156	$647
Asia	47	30
Europe	-	-
	$1,203	$677

As of May 31, 2022, operating lease right-of-use assets of $822,000 and $95,000 were allocated in the United States and Asia, respectively.

There were no revenues through distributors for the fiscal years ended May 31, 2022 and 2021.

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

18. RELATED PARTY TRANSACTIONS:

Mario M. Rosati, one of the Company’s directors, was also a member of Wilson Sonsini Goodrich & Rosati, Professional Corporation, which has served as the Company’s outside corporate counsel and has received compensation at normal commercial rates for these services during fiscal year ended May 21, 2020. Mario M. Rosati retired from Wilson Sonsini Goodrich & Rosati on January 31, 2020. The amounts of transactions during fiscal years ended May 31, 2020 were $78,000. At May 31, 2020 the Company had a prepayment to Wilson Sonsini Goodrich & Rosati of $14,000.

19. COMMITMENTS AND CONTINGENCIES:

COMMITMENTS

At both May 31, 2022 and 2021, the Company had restricted cash of $80,000 held by a financial institution, representing a security deposit for its United States manufacturing and office space lease. This amount is included in other assets on the consolidated balance sheets.

PURCHASE OBLIGATIONS

The Company has purchase obligations to certain suppliers. In some cases the products the Company purchases are unique and have provisions against cancellation of the order. At May 31, 2022, the Company had $17,576,000 of purchase obligations which are due within the following 12 months. This amount does not include contractual obligations recorded on the consolidated balance sheets as liabilities.

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

20. SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED):

The following tables (presented in thousands, except per share data) sets forth selected unaudited condensed consolidated statements of operations data for each of the four quarters of the fiscal years ended May 31, 2022 and 2021. The unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in the Company’s opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair statement of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period and should be read in conjunction with the audited consolidated financial statements of the Company’s and the notes thereto included elsewhere herein.

	Three Months Ended
	Aug 31,	Nov 30,	Feb 28,	May 31,
	2021	2021	2022	2022
Net sales	$5,646	$9,611	$15,283	$20,289
Gross profit	$2,281	$4,519	$6,397	$10,468
Net income	$696	$717	$2,243	$5,794
Net income per share basic	$0.03	$0.03	$0.08	$0.21
Net income per share diluted	$0.03	$0.03	$0.08	$0.20

	Three Months Ended
	Aug 31,	Nov 30,	Feb 28,	May 31,
	2020	2020	2021	2021
Net sales	$2,012	$1,683	$5,267	$7,638
Gross profit	$227	$377	$1,894	$3,534
Net income (loss)	$107	$(1,966)	$(735)	$567
Net income (loss) per share basic and diluted	$0.00	$(0.08)	$(0.03)	$0.02

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control – Integrated Framework” (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of May 31, 2022. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2022 Annual Meeting of Shareholders.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2022 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2022 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2022 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2022 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1.	Financial Statements

See Index under Item 8.

2.	Financial Statement Schedule

See Index under Item 8.

3.	Exhibits

See Item 15(b) below.

(b) Exhibits

The following exhibits are filed as part of or incorporated by reference into this Report:

Exhibit No.	Description

3.1(1)	Restated Articles of Incorporation of Registrant.
3.2(2)(25)(28)	Amended and Restated Bylaws of Registrant.
4.1(3)	Form of Common Stock certificate.
4.2(4)	Registration Rights Agreement by and among the Company and the Investors (as defined therein), dated as of September 22, 2016.
4.3	Description of Securities (filed herewith)
10.1(5)	2006 Equity Incentive Plan.*
10.2(6)	Amended and Restated 2006 Employee Stock Purchase Plan.*
10.3(7)	2016 Equity Incentive Plan.*
10.4(8)	Form of Indemnification Agreement entered into between Registrant and its directors and executive officers.*
10.5(9)	Form of Change of Control Agreement.*
10.6(10)	Lease dated August 3, 1999 for facilities located at Building C, 400 Kato Terrace, Fremont, California.
10.7(11)	First Amendment dated May 06, 2008 for facilities located at 400 Kato Terrace, Fremont, California.
10.8(12)	Second Amendment dated November 7, 2014 for facilities located at 400 Kato Terrace, Fremont, California.
10.9(13)	Third Amendment dated February 27, 2018 for facilities located at 400 Kato Terrace, Fremont, California.
10.10(14)	Offer Letter dated January 3, 2012, between the Company and Gayn Erickson.*
10.11(15)	Offer Letter dated March 5, 2013, between the Company and Rhea Posedel.*
10.12(16)	Change of Control Severance Agreement dated January 3, 2012, between the Company and Gayn Erickson.*
10.13(17)	Amended and Restated Change of Control Severance Agreement dated March 5, 2013, between the Company and Rhea J. Posedel.*
10.15(18)	Form of 2006 Equity Incentive Plan Stock Option Award Agreement.*
10.16(19)	Form of 2006 Equity Incentive Plan Restricted Stock Unit Award.*
10.17(20)	Form of 2016 Equity Incentive Plan Stock Option Award Agreement.*
10.18(21)	Form of 2016 Equity Incentive Plan Restricted Stock Unit Award.*
10.19(22)	Purchase Agreement by and among the Company and the Investors (as defined therein), dated as of September 22, 2016.
10.20(23)	Loan and Security Agreement, dated as of January 13, 2020 and effective on January 16, 2020, by and between Silicon Valley Bank and Aehr Test Systems.
10.21(24)	Promissory Note, dated April 23, 2020, with Silicon Valley Bank as Lender and Aehr Test Systems as Borrower.
10.22(26)	First Amendment, dated as of January 14, 2021, to Loan and Security Agreement by and between Silicon Valley Bank and Aehr Test Systems, dated January 13, 2020
10.23(27)	Equity Distribution Agreement, dated as of September 17, 2021, by and between CraigHallum Capital Group LLC and Aehr Test Systems
10.24(29)	Second Amendment, dated as of January 11, 2022, to Loan and Security Agreement by and between Silicon Valley Bank and Aehr Test Systems, dated January 13, 2020
21.1	Subsidiaries of the Company (filed herewith).
23.1	Consent of BPM LLP Independent Registered Public Accounting Firm (filed herewith).
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10K).
31.1	Certification Statement of Chief Executive Officer pursuant to Section 302(a) of the SarbanesOxley Act of 2002 (filed herewith).
31.2	Certification Statement of Chief Financial Officer pursuant to Section 302(a) of the SarbanesOxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the SarbanesOxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________________

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

(27) Incorporated by reference to Exhibit 1.1 previously filed with the Company’s Current Report on Form 8-K filed September 17, 2021 (File No. 000-22893).

(28) Incorporated by reference to Exhibit 3.1 previously filed with the Company’s Current Report on Form 8-K filed October 19, 2021 (File No. 000-22893).

(29) Incorporated by reference to Exhibit 10.1 previously filed with the Company’s Current Report on Form 8-K filed January 11, 2022 (File No. 000-22893).

* Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 26, 2022

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

Signature	Title	Date

President, Chief Executive Officer, and Director
/s/ GAYN ERICKSON	(Principal Executive Officer)	August 26, 2022
Gayn Erickson
Vice President of Finance and Chief Financial Officer
/s/ KENNETH B. SPINK	(Principal Financial and Accounting Officer)	August 26, 2022
Kenneth B. Spink

/s/ FARIBA DANESH	Director	August 26, 2022
Fariba Danesh

/s/ LAURA OLIPHANT	Director	August 26, 2022
Laura Oliphant

/s/ RHEA J. POSEDEL	Chairman	August 26, 2022
Rhea J. Posedel

/s/ MARIO M. ROSATI	Director	August 26, 2022
Mario M. Rosati

/s/ GEOFFREY G. SCOTT	Director	August 26, 2022
Geoffrey G. Scott

/s/ HOWARD T. SLAYEN	Director	August 26, 2022
Howard T. Slayen

