Form 10-Q
period 2022-08-31
AEHR TEST SYSTEMS
filed 2022-10-14
CIK 1040470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2022

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

Number of shares of the registrant’s common stock, $0.01 par value, outstanding as of September 30, 2022 was 27,495,356.

AEHR TEST SYSTEMS

FORM 10-Q

FOR THE QUARTER ENDED AUGUST 31, 2022

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

AEHR TEST SYSTEMS

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	August 31,	May 31,
	2022	2022
		(1)
ASSETS
Current assets:
Cash and cash equivalents	$36,147	$31,484
Accounts receivable, net	5,116	12,859
Inventories	17,233	15,051
Prepaid expenses and other current assets	833	613

Total current assets	59,329	60,007

Property and equipment, net	1,322	1,203
Operating lease right-of-use assets	740	917
Other assets	187	201

Total assets	$61,578	$62,328

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,387	$4,195
Accrued expenses	2,479	3,610
Operating lease liabilities, short-term	741	794
Customer deposits and deferred revenue, short-term	3,292	2,415

Total current liabilities	9,899	11,014

Operating lease liabilities, long-term	73	212
Deferred revenue, long-term	47	69
Other long-term liabilities	41	44

Total liabilities	10,060	11,339

Aehr Test Systems shareholders' equity:
Common stock, $0.01 par value: Authorized: 75,000; Issued and outstanding: 27,395 shares and 27,120 shares at August 31, 2022 and May 31, 2022, respectively	274	271
Additional paid-in capital	117,668	117,686
Accumulated other comprehensive loss	(150)	(105)
Accumulated deficit	(66,274)	(66,863)

Total shareholders' equity	51,518	50,989

Total liabilities and shareholders' equity	$61,578	$62,328

(1) The condensed consolidated balance sheet at May 31, 2022 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	August 31,
	2022	2021

Net sales	$10,671	$5,646
Cost of sales	6,190	3,365
Gross profit	4,481	2,281

Operating expenses:
Selling, general and administrative	2,525	1,953
Research and development	1,498	1,321
Total operating expenses	4,023	3,274

Income (loss) from operations	458	(993)

Interest income (expense), net	121	(9)
Gain from forgiveness of PPP loan	-	1,698
Other income, net	24	23

Income before income tax expense	603	719

Income tax expense	(14)	(23)

Net income	$589	$696

Net income per share:
Basic	$0.02	$0.03
Diluted	$0.02	$0.03

Shares used in per share calculations:
Basic	27,242	23,999
Diluted	28,788	25,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

AEHR TEST SYSTEMS

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, unaudited)

	Three Months Ended
	August 31,
	2022	2021

Net income	$589	$696
Other comprehensive income, net of tax:
Net change in cumulative translation adjustment	(45)	(36)
Comprehensive income	$544	$660

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
Three Months Ended August 31, 2022	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balances, May 31, 2022	27,120	$271	$117,686	$(105)	$(66,863)	$50,989

Issuance of common stock under employee plans	422	4	451	-	-	455
Shares repurchased for tax withholdings on vesting of restricted stock units	(147)	(1)	(1,178)	-	-	(1,179)
Stock-based compensation	-	-	709	-	-	709
Net income	-	-	-	-	589	589
Foreign currency translation adjustment	-	-	-	(45)	-	(45)

Balances, August 31, 2022	27,395	$274	$117,668	$(150)	$(66,274)	$51,518

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
Three Months Ended August 31, 2021	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balances, May 31, 2021	23,725	$237	$87,553	$(28)	$(76,313)	$11,449

Issuance of common stock under employee plans	758	8	1,527	-	-	1,535
Stock-based compensation	-	-	588	-	-	588
Net income	-	-	-	-	696	696
Foreign currency translation adjustment	-	-	-	(36)	-	(36)

Balances, August 31, 2021	24,483	$245	$89,668	$(64)	$(75,617)	$14,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	August 31,
	2022	2021
Cash flows from operating activities:
Net income	$589	$696
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	710	588
Depreciation and amortization	89	73
Gain from forgiveness of PPP loan	-	(1,698)
Changes in operating assets and liabilities:
Accounts receivable	7,648	895
Inventories	(2,323)	(1,324)
Prepaid expenses and other current assets	(210)	(201)
Accounts payable	(769)	(130)
Accrued expenses	(1,130)	(169)
Customer deposits and deferred revenue	855	3,141
Income taxes payable	2	3
Net cash provided by operating activities	5,461	1,874

Cash flows from investing activities:
Purchases of property and equipment	(84)	(59)
Net cash used in investing activities	(84)	(59)

Cash flows from financing activities:
Line of credit repayments, net	-	(1,400)
Proceeds from issuance of common stock under employee plans	455	1,535
Shares repurchased for tax withholdings on vesting of restricted stock units	(1,179)	-
Net cash (used in) provided by financing activities	(724)	135

Effect of exchange rates on cash, cash equivalents and restricted cash	10	(2)

Net increase in cash, cash equivalents and restricted cash	4,663	1,948

Cash, cash equivalents and restricted cash, beginning of period(1)	31,564	4,662

Cash, cash equivalents and restricted cash, end of period(1)	$36,227	$6,610

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

In the opinion of management, the unaudited condensed consolidated financial statements for the interim periods presented have been prepared on a basis consistent with the May 31, 2022 audited consolidated financial statements and reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated financial position and results of operations as of and for such periods indicated. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2022. Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2022. There have been no significant changes in the Company’s significant accounting policies during the three months ended August 31, 2022.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted

Income Taxes

On December 18, 2019, the FASB issued Accounting Standards Update ASU 2019-12 on Simplifying the Accounting for Income Taxes. The board decided to remove the exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or gain from other items (for example discontinued operations or other comprehensive income). There are also provisions related to state taxes and calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2020. The Company adopted ASU 2019-12 in the quarter ended August 31, 2021 with no material impact.

Accounting Standards Not Yet Adopted

Financial Instruments

In June 2016, the FASB issued an accounting standard update (“ASU”) that requires measurement and recognition of expected credit losses for financial assets held based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Due to a subsequent ASU in November 2019, the accounting standard will be effective for the Company beginning in the first quarter of fiscal 2024 on a modified retrospective basis, and early adoption in fiscal 2022 is permitted. The Company does not expect a material impact of this accounting standard on its consolidated financial statements.

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

The Company’s revenues by product category are as follows (in thousands):

	Three Months Ended
	August 31,
	2022	2021
Type of good / service:
Systems	$9,094	$3,879
Contactors	494	952
Services	1,083	815
	$10,671	$5,646

Product lines:
Wafer-level	$10,321	$5,143
Test During Burn-In	350	503
	$10,671	$5,646

The following presents information about the Company’s operations in different geographic areas. Net sales are based upon ship-to location (in thousands):

	Three Months Ended
	August 31,
	2022	2021
Geographic region:
United States	$2,863	$506
Asia	7,808	5,137
Europe	-	3
	$10,671	$5,646

With the exception of the amount of service contracts and extended warranties, the Company’s product category revenues are recognized at a point in time when control transfers to the customers. The following presents revenue based on timing of recognition (in thousands):

	Three Months Ended
	August 31,
	2022	2021
Timing of revenue recognition:
Products and services transferred at a point in time	$10,254	$5,590
Services transferred over time	417	356
	$10,671	$5,646

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

Contract liabilities include payments received in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities are reported on the Condensed Consolidated Balance Sheets at the end of each reporting period as a component of deferred revenue. Contract liabilities as of August 31, 2022 and May 31, 2022 were $3,339,000 and $2,484,000, respectively. During the three months ended August 31, 2022, the Company recognized $2,071,000 of revenues that were included in contract liabilities as of May 31, 2022.

Remaining performance obligations

On August 31, 2022, the Company had $192,000 of remaining performance obligations, which were comprised of deferred service contracts and extended warranty contracts not yet delivered. The Company expects to recognize approximately 64% of its remaining performance obligations as revenue in the remainder of fiscal 2023, and an additional 36% in fiscal 2024 and thereafter. The foregoing excludes the value of other remaining performance obligations as they have original durations of one year or less, and also excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

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

The following table presents the computation of basic and diluted net income per share attributable to Aehr Test Systems common shareholders (in thousands, except per share data):

	Three Months Ended
	August 31,
	2022	2021

Numerator: Net income	$589	$696

Denominator for basic net income per share:
Weighted average shares outstanding	27,242	23,999

Shares used in basic net income per share calculation	27,242	23,999
Effect of dilutive securities	1,546	1,357

Denominator for diluted net income per share	28,788	25,356
Basic net income per share	$0.02	$0.03

Diluted net income per share	$0.02	$0.03

For the purpose of computing diluted earnings per share, weighted average potential common shares do not include stock options with an exercise price greater than the average fair value of the Company’s common stock for the period, as the effect would be anti-dilutive. Stock options to purchase 152,000 shares of common stock were outstanding for the three months ending August 31, 2022, but were not included in the computation of diluted net income per share, because the inclusion of such shares would be anti-dilutive. Stock options to purchase 112,000 shares of common stock were outstanding for the three months ending August 31, 2021, but were not included in the computation of diluted net income per share, because the inclusion of such shares would be anti-dilutive.

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

Level 3 - instrument valuations are obtained without observable market values and require a high level of judgment to determine the fair value.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of August 31, 2022 (in thousands):

	Balance as of
	August 31, 2022	Level 1	Level 2	Level 3
Money market funds	$34,733	$34,733	$-	$-
Assets	$34,733	$34,733	$-	$-

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of May 31, 2022 (in thousands):

	Balance as of
	May 31, 2022	Level 1	Level 2	Level 3
Money market funds	$28,609	$28,609	$-	$-
Assets	$28,609	$28,609	$-	$-

Included in money market funds as of August 31, 2022 and May 31, 2022 is $80,000 restricted cash representing a security deposit for the Company’s United States manufacturing and office space lease which is included in other assets in the consolidated balance sheets.

There were no financial liabilities measured at fair value as of August 31, 2022 and May 31, 2022.

There were no transfers between Level 1 and Level 2 fair value measurements during the three months ended August 31, 2022.

The carrying amounts of financial instruments including cash, cash equivalents, receivables, accounts payable and certain other accrued liabilities, approximate fair value due to their short maturities.

6. ACCOUNTS RECEIVABLE, NET

Accounts receivable represent customer trade receivables. As of August 31, 2022 and May 31, 2021, there was no allowance for doubtful accounts. Accounts receivable are derived from the sale of products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies. The Company’s allowance for doubtful accounts is based upon historical experience and review of trade receivables by aging category to identify specific customers with known disputes or collection issues. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received.

7. INVENTORIES

Inventories are comprised of the following (in thousands):

	August 31,	May 31,
	2022	2022
Raw materials and sub-assemblies	$12,292	$9,507
Work in process	4,941	5,461
Finished goods	-	83
	$17,233	$15,051

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

The following is a summary of changes in the Company's liability for product warranties during the three months ended August 31, 2022 and 2021 (in thousands):

	Three Months Ended
	August 31,
	2022	2021

Balance at the beginning of the period	$410	$494

Accruals for warranties issued during the period	118	162
Adjustments to previously existing warranty accruals	61	-
Consumption of reserves	(165)	(151)

Balance at the end of the period	$424	$505

The accrued warranty balance is included in accrued expenses on the accompanying condensed consolidated balance sheets.

9. CUSTOMER DEPOSITS AND DEFERRED REVENUE, SHORT-TERM

Customer deposits and deferred revenue, short-term (in thousands):

	August 31,	May 31,
	2022	2022
Customer deposits	$3,138	$2,263
Deferred revenue	154	152
	$3,292	$2,415

10. INCOME TAXES

The Company is subject to U.S federal and state and foreign income taxes as a corporation. The Company’s tax provision and the resulting effective tax rate for the interim period is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter. The Company recorded a provision for income tax of $14,000 for the three months ended August 31, 2022 which consisted primarily of foreign withholding taxes and foreign income taxes. The Company recorded a provision for income tax of $23,000 for the three months ended August 31, 2021 which consisted primarily of foreign withholding taxes and foreign income taxes.

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

11. LEASES

The Company has only operating leases for real estate including corporate offices, warehouse space and certain equipment. A lease with an initial term of 12 months or less is generally not recorded on the condensed consolidated balance sheet, unless the arrangement includes an option to purchase the underlying asset, or renew the arrangement that the Company is reasonably certain to exercise (short-term leases). The Company recognizes lease expense on a straight-line basis over the lease term for short-term leases that the Company does not record on its balance sheet. The Company’s operating leases have remaining lease terms of 11 months to 3 years.

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

The weighted-average remaining lease term for the Company’s operating leases was 1.2 years at August 31, 2022 and the weighted-average discount rate was 5.40%.

The Company’s operating lease cost was $189,000 and $192,000 for the three months ended August 31, 2022 and 2021, respectively.

The following table presents supplemental cash flow information related to the Company’s operating leases (in thousands):

	Three Months Ended
	August 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows for operating leases	$206	$203

The following table presents the maturities of the Company’s operating lease liabilities as of August 31, 2022 (in thousands):

Fiscal year	Operating Leases
2023 (excluding the first three months of 2023)	$623
2024	168
2025	32
2026	19
Thereafter	-
Total future minimum operating lease payments	842
Less: imputed interest	(28)
Present value of operating lease liabilities	$814

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

At August 31, 2022, the Company had not drawn amounts against the credit facility and was in compliance with all covenants related to obligations to meet reporting requirements. The balance available to borrow under the line at August 31, 2022 was $5,699,000. There are no financial covenants in the agreement.

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

14. STOCK-BASED COMPENSATION

Stock-based compensation expense consists of expenses for stock options, RSUs and ESPP purchase rights. Stock-based compensation expense for stock options and ESPP purchase rights is measured at each grant date, based on the fair value of the award using the Black-Scholes option valuation model, and is recognized as expense over the employee’s requisite service period. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different from those of publicly traded options. For RSUs, stock-based compensation cost is based on the fair value of the Company’s common stock at the grant date and is recognized as expense over the employee’s requisite service period. All of the Company’s stock-based compensation is accounted for as an equity instrument. See Note 11 in the Company’s Annual Report on Form 10-K for fiscal 2022 filed on August 26, 2022 for further information regarding the 2016 Equity Incentive Plan (the “2016 Plan”) and the ESPP.

The following table summarizes the stock-based compensation expense for the three months ended August 31, 2022 and 2021 (in thousands):

	Three Months Ended
	August 31,
	2022	2021
Stock-based compensation in the form of stock options, RSUs and ESPP purchase rights, included in:
Cost of sales	$91	$82
Selling, general and administrative	465	395
Research and development	154	111
Total stock-based compensation	$710	$588

As of August 31, 2022, there were $85,000 stock-based compensation expenses capitalized as part of inventory. As of August 31, 2021, there were no stock-based compensation expenses capitalized as part of inventory.

During the three months ended August 31, 2022 and 2021, the Company recorded stock-based compensation expenses related to stock options and RSUs under the 2016 Plan of $535,000 and $484,000, respectively.

As of August 31, 2022, the total compensation expense related to unvested stock-based awards under the 2016 Plan, but not yet recognized, was approximately $4,249,000, which is net of estimated forfeitures of $11,000. This expense will be amortized on a straight-line basis over a weighted average period of approximately 2.3 years.

During the three months ended August 31, 2022 and 2021, the Company recorded stock-based compensation expense related to the ESPP of $175,000 and $104,000, respectively.

As of August 31, 2022, the total compensation expense related to purchase rights under the ESPP but not yet recognized was approximately $241,000. This expense will be amortized on a straight-line basis over a weighted average period of approximately 0.6 years.

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

Volatility. Volatility is a measure of the amounts by which a financial variable such as stock price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company uses the historical volatility, which matches the expected term of most of the option grants, to estimate expected volatility. Volatility for each of the ESPP’s four time periods of six months, twelve months, eighteen months, and twenty-four months is calculated separately and included in the overall stock-based compensation expense recorded.

Risk-Free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of the stock awards including the ESPP.

Fair Value. The fair value of the Company’s stock options granted to employees for the three months ended August 31, 2022 and 2021 were estimated using the following weighted average assumptions in the Black-Scholes option valuation model:

	Three Months Ended
	August 31,
	2022	2021

Expected term (in years)	5	6
Volatility	117%	76%
Risk-free interest rate	3.06%	1.01%
Weighted average grant date fair value	$6.57	$1.93

There were no ESPP purchase rights granted to employees for the three months ended August 31, 2022 and 2021. There were no ESPP shares issued during the three months ended August 31, 2022 and 2021. As of August 31, 2022, there were 258,000 ESPP shares available for issuance.

The following tables summarize the Company’s stock option and RSU transactions during the three months ended August 31, 2022 (in thousands):

Available
Shares
Balance, May 31, 2022	1,826

Options granted	(103)
RSUs granted	(276)
Options cancelled and adjusted	6

Balance, August 31, 2022	1,453

The following table summarizes the stock option transactions during the three months ended August 31, 2022 (in thousands, except per share data):

	Outstanding Options
		Weighted
	Number	Average	Aggregate
	of	Exercise	Intrinsic
	Shares	Price	Value
Balances, May 31, 2022	1,597	$2.70	$9,290

Options granted	103	$8.00
Options cancelled	(6)	$2.41
Options exercised	(102)	$2.00

Balances, August 31, 2022	1,592	$3.08	$18,287

Options fully vested and expected to vest at August 31, 2022	1,569	$3.08	$18,030

The options outstanding and exercisable at August 31, 2022 were in the following exercise price ranges (in thousands, except per share data):

	Options Outstanding			Options Exercisable
	at August 31, 2022			at August 31, 2022
Range of Exercise Prices	Number Outstanding Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.34	51	5.14	$1.34	51	5.14	$1.34
$1.64-$1.86	586	3.89	$1.71	387	3.67	$1.70
$2.03-$2.42	451	3.06	$2.25	428	2.97	$2.25
$2.76-$2.93	204	5.32	$2.91	60	4.00	$2.88
$3.46-$3.93	100	1.92	$3.84	100	1.92	$3.84
$8.00-$19.85	200	6.71	$9.24	11	6.56	$11.13
$1.34-$19.85	1,592	4.11	$3.08	1,037	3.33	$2.29	$12,715

The total intrinsic value of options exercised during the three months ended August 31, 2022 and 2021 was $764,000 and $1,902,000, respectively. The weighted average remaining contractual life of the options exercisable and expected to be exercisable at August 31, 2022 was 4.10 years.

During the three months ended August 31, 2022, RSUs for 159,000 shares were granted to employees. The weighted average market value on the date of the grant of these RSUs was $8.03 per share. During the three months ended August 31, 2022, performance RSUs were granted to key officers based upon revenue target thresholds for the year ending May 31, 2023. The total maximum number of RSUs to be vested if all revenue goals are achieved will be approximately 114,000. The weighted average market value on the date of the grant of these performance RSUs was $8.00 per share. As of August 31, 2022 none of the revenue goals have been achieved and thus none of the RSUs are vested. During the three months ended August 31, 2022 the Company recognized approximately $22,000 in stock-based compensation expense for these performance RSUs. The Company will adjust its expense when expected revenue changes.

During the three months ended August 31, 2021, RSUs for 119,000 shares were granted to employees. The market value on the date of the grant of these RSUs was $2.93 per share. During the three months ended August 31, 2021, performance RSUs were granted to key officers based upon revenue target thresholds for the year ended May 31, 2022. The total maximum number of RSUs to be vested if all revenue goals were achieved would be approximately 316,000. The weighted average market value on the date of the grant of these performance RSUs was $2.93 per share. As of August 31, 2021 none of the revenue goals had been achieved and thus none of the RSUs were vested. As of August 31, 2021 the Company did not expect that by year end the target revenue goals would be achieved and did not recognize stock-based compensation expense for these performance RSUs. During the three months ended August 31, 2021, RSUs for 240,000 shares, net of 40,000 shares withheld to settle payroll taxes, were granted to officers in lieu of cash payment for salary reductions taken as part of prior cost reduction initiatives. These RSUs were fully vested and the market value on the date of the grant of these RSUs was $2.50 per share.

During the three months ended August 31, 2022, RSUs for 30,000 shares were granted to members of the Company’s Board of Directors. The market value on the date of the grant of these RSUs was $8.00 per share. During the three months ended August 31, 2022, performance RSUs were granted to the Company’s Board of Directors based upon revenue target thresholds for the year ended May 31, 2023. The total maximum amount of RSUs to be vested if all revenue goals are achieved will be approximately 30,000. The weighted average market value on the date of the grant of these performance RSUs was $8.00 per share. As of August 31, 2022 none of the revenue goals have been achieved and thus none of the RSUs are vested. The Company expects that by year end the target revenue goal will be achieved. During the three months ended August 31, 2022 the Company recognized approximately $60,000 in stock-based compensation expense for these performance RSUs. During the three months ended August 31, 2021, RSUs for 30,000 shares were granted to members of the Company’s Board of Directors in lieu of cash payment of board fees and were fully vested. The market value on the date of the grant of these RSUs was $2.93 per share.

During the three months ended August 31, 2022, RSUs for 142,000 shares, net of 147,000 shares withheld to settle payroll taxes, became fully vested. As of August 31, 2022, 442,000 RSUs and performance were unvested which had an intrinsic value of $6,423,000. During the three months ended August 31, 2021, RSUs for 90,000 shares, net of 40,000 shares withheld to settle payroll taxes, became fully vested. As of August 31, 2021, 240,000 RSUs were unvested which had an intrinsic value of $1,790,000.

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

Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in thousands):

	August 31,	May 31,
	2022	2022
United States	$1,272	$1,156
Asia	50	47
Europe	-	-
	$1,322	$1,203

As of August 31, 2022, the operating lease right-of-use assets of $652,000 and $88,000 are allocated in the United States and Asia, respectively.

There were no revenues through distributors for the three months ended August 31, 2022 and 2021.

Sales to the Company’s five largest customers accounted for approximately 98% and 95% of its net sales for the three months ended August 31, 2022 and 2021, respectively. Two customers accounted for approximately 67% and 69% of the Company’s net sales in the three months ended August 31, 2022. Two customers accounted for approximately 23% and 16% of the Company’s net sales in the three months ended August 31, 2021. No other customers represented more than 10% of the Company's net sales for either of the three months ended August 31, 2022 and 2021.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this Report and with our Annual Report on Form 10-K for the fiscal year ended May 31, 2022 and the consolidated financial statements and notes thereto.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, assumptions and judgments, including those related to customer programs and incentives, product returns, bad debts, inventories, income taxes, financing operations, warranty obligations, and long-term service contracts. Our estimates are derived from historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Those results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of the critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2022.

There have been no material changes to our critical accounting policies and estimates during the three months ended August 31, 2022 compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2022.

RESULTS OF OPERATIONS

The following table sets forth items in our unaudited condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

	Three Months Ended
	August 31,
	2022	2021

Net sales	100.0%	100.0%
Cost of sales	58.0	59.6
Gross profit	42.0	40.4

Operating expenses:
Selling, general and administrative	23.7	34.6
Research and development	14.0	23.4

Total operating expenses	37.7	58.0

Income (loss) from operations	4.3	(17.6)

Interest income (expense), net	1.1	(0.2)
Gain from forgiveness of PPP loan	--	30.1
Other income, net	0.3	0.4

Income before income tax expense	5.7	12.7

Income tax expense	(0.2)	(0.4)

Net income	5.5%	12.3%

THREE MONTHS ENDED AUGUST 31, 2022 COMPARED TO THREE MONTHS ENDED AUGUST 31, 2021

NET SALES. Net sales increased to $10.7 million for the three months ended August 31, 2022 from $5.6 million for the three months ended August 31, 2021, an increase of 89.0%. The increase in net sales for the three months ended August 31, 2022 was primarily due to the increases in net sales of our wafer-level products. Net sales of our wafer-level products for the three months ended August 31, 2022 were $10.3 million, and increased approximately $5.2 million from the three months ended August 31, 2021 due to stronger demand related to silicon carbide applications.

GROSS PROFIT. Gross profit increased to $4.5 million for the three months ended August 31, 2022 from $2.3 million for the three months ended August 31, 2021, an increase of approximately 96.4%. Gross profit margin increased to 42% for the three months ended August 31, 2022 from 40.4% for the three months ended August 31, 2021. The increase in gross profit margin was primarily the result of manufacturing efficiencies due to an increase in net sales.

SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased to $2.5 million for the three months ended August 31, 2022 from $2.0 million for the three months ended August 31, 2021, an increase of 29.3%. The increase in SG&A expenses was primarily the result of increases in headcount, bonuses and stock compensation.

RESEARCH AND DEVELOPMENT. R&D expenses increased to $1.5 million for the three months ended August 31, 2022 from $1.3 million for the three months ended August 31, 2021, an increase of 13.4%. The increase in R&D expenses was primarily due to an increase in employment-related expenses of $344,000, partially offset by a decrease in outside services of $130,000. The increase in employment-related expenses was primarily the result of increased bonuses and stock compensation due to an increase in net sales and profitability, and an increase in headcount.

INTEREST INCOME (EXPENSE), NET. Interest income, net was $121,000 for the three months ended August 31, 2022, compared with interest expense, net of $9,000 for the three months ended August 31, 2021. The interest income for the three months ended August 31, 2022 was related to interest earned on the Company’s $24.0 million net proceeds from the sale of common stock in October 2021. The interest expense for the three months ended August 31, 2021 was from the PPP Loan that we obtained on April 23, 2020.

GAIN FROM FORGIVENESS OF PPP LOAN. On June 12, 2021, we received confirmation from the SVB that on June 4, 2021, the Small Business Administration approved our PPP Loan forgiveness application for the entire PPP Loan balance of $1,679,000 and interest totaling $19,000, and we recognized a gain of $1,698,000.

OTHER INCOME, NET. Other income, net was $24,000 and $23,000 for the three months ended August 31, 2022 and 2021, respectively. The change in other income, net was primarily due to gains realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

INCOME TAX EXPENSE. Income tax expense was $14,000 and $23,000 for the three months ended August 31, 2022 and 2021, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $5.5 million and $1.9 million for the three months ended August 31, 2022 and 2021, respectively. For the three months ended August 31, 2022, net cash provided by operating activities was primarily the result of net income of $589,000, as adjusted to exclude the effect of a non-cash charge of stock-based compensation expense of $710,000 and depreciation and amortization of $89,000. Other changes in cash from operations primarily resulted from a decrease in accounts receivable of $7.6 million, partially offset by an increase in inventories of $2.3 million, and a decrease in accrued expenses of $1.1 million. The decrease in accounts receivable was primarily due to collection of accounts receivable related to higher revenue levels in the prior fiscal quarter. The increase in inventory was to support expected future shipments for customer orders. The decrease in accrued expenses was primarily due to the payments of bonus and sales commission accrual. For the three months ended August 31, 2021, net cash provided by operating activities was primarily the result of net income of $696,000, as adjusted to exclude the effect of forgiveness of PPP loan of $1.7 million, and a non-cash charge of stock-based compensation expense of $588,000 and depreciation and amortization of $73,000. Other changes in cash from operations primarily resulted from an increase in customer deposits and deferred revenue of $3.1 million, partially offset by an increase in inventories of $1.3 million. The increase in customer deposits and deferred revenue was primarily due to the receipt of additional down payments from certain customers. The increase in inventory was to support expected future shipments for customer orders.

Net cash used in investing activities was $84,000 and $59,000 for the three months ended August 31, 2022 and 2021, respectively, was due to purchases of property and equipment.

Net cash used in financing activities was $724,000 for the three months ended August 31, 2022, compared with net cash provided by financing activities of $135,000 for the three months ended August 31, 2021. Net cash used in financing activities during the three months ended August 31, 2022 was primarily due to the proceeds from issuance of common stock under employee plans of $455,000, offset by the shares repurchased for tax withholdings on vesting of RSUs of $1.2 million. Net cash provided by financing activities during the three months ended August 31, 2021 was primarily due to the net proceeds from issuance of common stock under employee plans of $1.5 million, partially offset by the net payment on the line of credit of $1.4 million.

The effect of fluctuation in exchange rates increased cash by $10,000 for the three months ended August 31, 2022, and decreased cash by $2,000 for the three months ended August 31, 2021. The changes were due to the fluctuation in the value of the dollar compared to foreign currencies.

As of August 31, 2022 and May 31, 2022, we had working capital of $49.4 million and $49.0 million, respectively.

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

OVERVIEW OF CONTRACTUAL OBLIGATIONS

There have been no material changes in the composition, magnitude or other key characteristics of our contractual obligations or other commitments as disclosed in the Company's Annual Report on Form 10-K for the year ended May 31, 2022.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We had no holdings of derivative financial or commodity instruments as of August 31, 2022 or May 31, 2022.

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

Please refer to the description of the risk factors associated with our business previously disclosed in Part I, Item 1A - "Risk Factors" of our Annual Report on Form 10-K for the year ended May 31, 2022 filed with the Securities and Exchange Commission on August 26, 2022.

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

_____________________

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

Aehr Test Systems
(Registrant)

Date: October 14, 2022	By:	/s/ GAYN ERICKSON
Gayn Erickson
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 14, 2022	By:	/s/ KENNETH B. SPINK
Kenneth B. Spink
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

