Form 10-Q
period 2022-11-30
AEHR TEST SYSTEMS
filed 2023-01-13
CIK 1040470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

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

Yes☒     No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒     No☐

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

Number of shares of the registrant’s common stock, $0.01 par value, outstanding as of December 31, 2022 was 27,759,445.

AEHR TEST SYSTEMS

FORM 10-Q

FOR THE QUARTER ENDED NOVEMBER 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

AEHR TEST SYSTEMS

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	November 30,	May 31,
	2022	2022
		(1)
ASSETS
Current assets:
Cash and cash equivalents	$18,874	$31,484
Short-term investments	17,710	-
Trade and other accounts receivable, net	10,156	12,859
Inventories	17,972	15,051
Prepaid expenses and other current assets	823	613

Total current assets	65,535	60,007

Property and equipment, net	1,263	1,203
Operating lease right-of-use assets	561	917
Other assets	184	201

Total assets	$67,543	$62,328

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,949	$4,195
Accrued expenses	2,566	3,610
Operating lease liabilities, short-term	551	794
Customer deposits and deferred revenue, short-term	3,680	2,415

Total current liabilities	10,746	11,014

Operating lease liabilities, long-term	65	212
Deferred revenue, long-term	25	69
Other liabilities	40	44
Total liabilities	10,876	11,339

Shareholders’ equity:

Common stock, $0.01 par value: Authorized: 75,000 shares; Issued and outstanding: 27,732 shares and 27,120 shares at November 30, 2022 and May 31, 2022, respectively	277	271
Additional paid-in capital	119,094	117,686
Accumulated other comprehensive loss	(155)	(105)
Accumulated deficit	(62,549)	(66,863)

Total shareholders’ equity	56,667	50,989

Total liabilities and shareholders’ equity	$67,543	$62,328

(1)	The condensed consolidated balance sheet at May 31, 2022 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2022	2021	2022	2021

Net sales	$14,815	$9,611	$25,486	$15,257
Cost of sales	6,904	5,092	13,094	8,457
Gross profit	7,911	4,519	12,392	6,800

Operating expenses:
Selling, general and administrative	2,875	2,489	5,400	4,442
Research and development	1,551	1,313	3,049	2,634
Total operating expenses	4,426	3,802	8,449	7,076

Income (loss) from operations	3,485	717	3,943	(276)

Interest income (expense), net	263	(1)	384	(10)
Gain from forgiveness of PPP loan	-	-	-	1,698
Other (expense) income, net	(5)	35	19	58

Income before income tax expense	3,743	751	4,346	1,470

Income tax expense	(18)	(34)	(32)	(57)
Net income	$3,725	$717	$4,314	$1,413

Net income per share
Basic	$0.14	$0.03	$0.16	$0.06
Diluted	$0.13	$0.03	$0.15	$0.05

Shares used in per share calculations:
Basic	27,579	26,205	27,410	25,102
Diluted	29,080	28,342	28,934	26,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2022	2021	2022	2021

Net income	$3,725	$717	$4,314	$1,413

Other comprehensive (loss) income, net of tax:
Net change in unrealized loss on investments	(6)	-	(6)	-
Net change in cumulative translation adjustments	1	(44)	(44)	(80)

Comprehensive income	$3,720	$673	$4,264	$1,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
Three Months Ended November 30, 2022	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances, August 31, 2022	27,395	$274	$117,668	$(150)	$(66,274)	$51,518

Issuance of common stock under employee plans	339	3	654	-	-	657
Shares repurchased for tax withholdings on vesting of restricted stock units	(2)	-	(37)	-	-	(37)
Stock-based compensation	-	-	809	-	-	809
Net income	-	-	-	-	3,725	3,725
Net unrealized loss on investments	-	-	-	(6)	-	(6)
Foreign currency translation adjustment	-	-	-	1	-	1

Balances, November 30, 2022	27,732	$277	$119,094	$(155)	$(62,549)	$56,667

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
Six Months Ended November 30, 2022	Shares	Amount	Capital	Loss	Deficit	Equity
Balances, May 31, 2022	27,120	$271	$117,686	$(105)	$(66,863)	$50,989

Issuance of common stock under employee plans	761	7	1,105	-	-	1,112
Shares repurchased for tax withholdings on vesting of restricted stock units	(149)	(1)	(1,215)	-	-	(1,216)
Stock-based compensation	-	-	1,518	-	-	1,518
Net income	-	-	-	-	4,314	4,314
Net unrealized loss on investments	-	-	-	(6)	-	(6)
Foreign currency translation adjustment	-	-	-	(44)	-	(44)

Balances, November 30, 2022	27,732	$277	$119,094	$(155)	$(62,549)	$56,667

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
Three Months Ended November 30, 2021	Shares	Amount	Capital	Loss	Deficit	Equity
Balances, August 31, 2021	24,483	$245	$89,668	$(64)	$(75,617)	$14,232

Issuance of common stock under employee plans	663	6	1,360	-	-	1,366
Shares repurchased for tax withholdings on vesting of restricted stock units	(8)	-	(157)	-	-	(157)
Proceeds from public offerings, net of issuance costs	1,697	17	24,013	-	-	24,030
Stock-based compensation	-	-	718	-	-	718
Net income	-	-	-	-	717	717
Foreign currency translation adjustment	-	-	-	(44)	-	(44)

Balances, November 30, 2021	26,835	$268	$115,602	$(108)	$(74,900)	$40,862

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
Six Months Ended November 30, 2021	Shares	Amount	Capital	Loss	Deficit	Equity
Balances, May 31, 2021	23,725	$237	$87,553	$(28)	$(76,313)	$11,449

Issuance of common stock under employee plans	1,461	14	2,989	-	-	3,003
Shares repurchased for tax withholdings on vesting of restricted stock units	(48)	-	(259)	-	-	(259)
Proceeds from public offerings, net of issuance costs	1,697	17	24,013	-	-	24,030
Stock-based compensation	-	-	1,306	-	-	1,306
Net income	-	-	-	-	1,413	1,413
Foreign currency translation adjustment	-	-	-	(80)	-	(80)

Balances, November 30, 2021	26,835	$268	$115,602	$(108)	$(74,900)	$40,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	November 30,
	2022	2021
Cash flows from operating activities:
Net income	$4,314	$1,413
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	1,503	1,306
Provision for doubtful accounts	24	-
Depreciation and amortization	191	149
Accretion of investment discount	(64)	-
Gain from forgiveness of PPP loan	-	(1,698)
Changes in operating assets and liabilities:
Trade and other accounts receivable	2,618	(2,284)
Inventories	(3,094)	(4,212)
Prepaid expenses and other assets	(196)	(60)
Accounts payable	(210)	512
Accrued expenses	(1,045)	104
Customer deposits and deferred revenue	1,221	9,970
Income taxes payable	4	11
Net cash provided by operating activities	5,266	5,211

Cash flows from investing activities:
Purchases of investments	(17,652)	-
Purchases of property and equipment	(99)	(132)
Net cash used in investing activities	(17,751)	(132)

Cash flows from financing activities:
Line of credit repayments, net	-	(1,400)
Proceeds from issuance of common stock under employee plans	1,112	3,003
Shares repurchased for tax withholdings on vesting of restricted stock units	(1,216)	(259)
Proceeds from issuance of common stock from public offering, net of issuance costs	-	24,030
Net cash (used in) provided by financing activities	(104)	25,374

Effect of exchange rates on cash, cash equivalents and restricted cash	(21)	(4)

Net (decrease) increase in cash, cash equivalents and restricted cash	(12,610)	30,449

Cash, cash equivalents and restricted cash, beginning of period(1)	31,564	4,662

Cash, cash equivalents and restricted cash, end of period(1)	$18,954	$35,111

(1)	Includes restricted cash in other assets.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2022. There have been no significant changes in the Company’s significant accounting policies during the three and six months ended November 30, 2022.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Not Yet Adopted

In June 2016, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326), that requires measurement and recognition of expected credit losses for financial assets held based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Due to a subsequent ASU in November 2019, the accounting standard will be effective for the Company beginning in the first quarter of fiscal 2024 on a modified retrospective basis, with early adoption in or after fiscal 2021 permitted. The Company does not expect a material impact of this accounting standard on its consolidated financial statements.

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

The Company’s revenues by product category are as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2022	2021	2022	2021
Type of good / service:
Systems	$7,400	$3,754	$16,494	$7,633
Contactors	6,607	5,090	7,101	6,042
Services	808	767	1,891	1,582
	$14,815	$9,611	$25,486	$15,257

Product lines:
Wafer-level	$14,401	$9,107	$24,723	$14,250
Test During Burn-In	414	504	763	1,007
	$14,815	$9,611	$25,486	$15,257

The following presents information about the Company’s operations in different geographic areas. Net sales are based upon ship-to location (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2022	2021	2022	2021
Geographic region:
United States	$2,555	$895	$5,418	$1,401
Asia	12,216	8,716	20,024	13,853
Europe	44	-	44	3
	$14,815	$9,611	$25,486	$15,257

With the exception of the amount of service contracts and extended warranties, the Company’s product category revenues are recognized at the point in time when control transfers to customers. The following presents revenue based on timing of recognition (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2022	2021	2022	2021
Timing of revenue recognition:
Products and services transferred at a point in time	$14,427	$9,270	$24,681	$14,560
Services transferred over time	388	341	805	697
	$14,815	$9,611	$25,486	$15,257

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

Contract liabilities include payments received in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities are reported on the Condensed Consolidated Balance Sheets at the end of each reporting period as a component of deferred revenue. Contract liabilities as of November 30, 2022 and May 31, 2022 were $3,705,000 and $2,484,000, respectively. During the three and six months ended November 30, 2022, the Company recognized $44,000 and $2,115,000, respectively, of revenues that were included in contract liabilities as of May 31, 2022.

Remaining performance obligations

On November 30, 2022, the Company had $135,000 of remaining performance obligations, which were comprised of deferred service contracts and extended warranty contracts not yet delivered. The Company expects to recognize approximately 49% of its remaining performance obligations as revenue in the remainder of fiscal 2023, and an additional 51% in fiscal 2024 and thereafter. The foregoing excludes the value of other remaining performance obligations as they have original durations of one year or less, and also excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

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

4. EARNINGS PER SHARE

Basic earnings per share is determined using the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined using the weighted average number of common shares and potential common shares (representing the dilutive effect of stock options, restricted shares, restricted stock units (“RSUs”), Performance RSUs (“PRSUs”) and Amended and Restated 2006 Employee Stock Purchase Plan (“ESPP”) shares) outstanding during the period using the treasury stock method.

The following table presents the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2022	2021	2022	2021

Numerator: Net income	$3,725	$717	$4,314	$1,413

Denominator for basic net income per share:

Weighted average shares outstanding	27,579	26,205	27,410	25,102

Shares used in basic net income per share calculation	27,579	26,205	27,410	25,102
Effect of dilutive securities	1,501	2,137	1,524	1,747

Denominator for diluted net income per share	29,080	28,342	28,934	26,849

Basic net income per share	$0.14	$0.03	$0.16	$0.06
Diluted net income per share	$0.13	$0.03	$0.15	$0.05

For the purpose of computing diluted earnings per share, weighted average potential common shares do not include stock options with an exercise price greater than the average fair value of the Company’s common stock for the period, as the effect would be anti-dilutive. In the three and six months ended November 30, 2022, stock options to purchase 14,000 shares of common stock were outstanding, but were not included in the computation of diluted net income per share, because the inclusion of such shares would be anti-dilutive. In the three and six months ended November 30, 2021, stock options to purchase 5,000 shares of common stock were outstanding, but were not included in the computation of diluted net income per share, because the inclusion of such shares would be anti-dilutive.

5. CASH, CASH EQUIVALENTS AND INVESTMENTS

The following table summarizes the Company’s cash, cash equivalents and investments by security type at November 30, 2022 (in thousands):

	Cost	Gross Unrealized Loss	Estimated Fair Value

Cash	$3,673	$-	$3,673
Cash equivalents:
Money market funds	11,228	-	11,228
U.S. treasury securities	3,973	-	3,973
Total cash equivalents	15,201	-	15,201
Total cash and cash equivalents	$18,874	$-	$18,874
Short-term investments:
U.S. treasury securities	$17,716	$6	$17,710
Long-term investments:
Money market funds	$80	-	$80
Total cash, cash equivalents and investments	$36,670	$6	$36,664

Long-term investments are included in other assets on the accompanying condensed consolidated balance sheets.

Unrealized gains and temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive loss, net of any related tax effect. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to results of operations.

The unrealized loss of $6,000 as of November 30, 2022 is not considered other-than-temporary, and has been in an unrealized loss position for less than a year.

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

Level 3 - instrument valuations are obtained without observable market values and require a high level of judgment to determine the fair value.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of November 30, 2022 (in thousands):

	Balance as of
	November 30, 2022	Level 1	Level 2	Level 3
Money market funds	$11,308	$11,308	$-	$-
U.S. treasury securities	21,683	21,683	-	-
Assets	$32,991	$32,991	$-	$-

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of May 31, 2022 (in thousands):

	Balance as of May 31, 2022	Level 1	Level 2	Level 3
Money market funds	$28,609	$28,609	$-	$-
Assets	$28,609	$28,609	$-	$-

Included in money market funds as of November 30, 2022 and May 31, 2022 is $80,000 restricted cash representing a security deposit for the Company’s United States manufacturing and office space lease which is included in other assets in the consolidated balance sheets.

There were no financial liabilities measured at fair value as of November 30, 2022 and May 31, 2022.

There were no transfers between Level 1 and Level 2 fair value measurements during the three months ended November 30, 2022.

The carrying amounts of financial instruments including cash equivalents, accounts receivable, accounts payable and certain other accrued liabilities, approximate fair value due to their short maturities.

7. TRADE AND OTHER ACCOUNTS RECEIVABLE, NET

Trade accounts receivable represents customer trade receivables. As of November 30, 2022 and May 31, 2022, there were no allowances for doubtful accounts. Trade accounts receivable is derived from the sale of products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies. Other accounts receivable represents non-customer trade related receivables that are derived from the sale of raw materials to our subcontractors. The Company’s allowance for doubtful accounts is based upon historical experience and review of trade receivables by aging category to identify specific customers with known disputes or collection issues. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received.

8. INVENTORIES

Inventories are comprised of the following (in thousands):

	November 30,	May 31,
	2022	2022
Raw materials and sub-assemblies	$11,963	$9,507
Work in process	5,826	5,461
Finished goods	183	83
	$17,972	$15,051

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

The following is a summary of changes in the Company’s liability for product warranties during the three and six months ended November 30, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2022	2021	2022	2021

Balance at the beginning of the period	$424	$505	$410	$494

Accruals for warranties issued during the period	5	95	123	257
Adjustments to previously existing warranty accruals	-	72	61	72
Consumption of reserves	(118)	(257)	(283)	(408)

Balance at the end of the period	$311	$415	$311	$415

The accrued warranty balance is included in accrued expenses on the accompanying condensed consolidated balance sheets.

10. CUSTOMER DEPOSITS AND DEFERRED REVENUE, SHORT-TERM

Customer deposits and deferred revenue, short-term (in thousands):

	November 30,	May 31,
	2022	2022
Customer deposits	$3,561	$2,263
Deferred revenue	119	152
	$3,680	$2,415

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in the components of accumulated other comprehensive loss, net of tax, were as follows (in thousands):

	Cumulative Translation Adjustments	Unrealized Loss on Investments, Net	Total

Balance at May 31, 2022	$(105)	$-	$(105)
Other comprehensive loss before reclassifications	(44)	(6)	(50)
Amounts reclassified out of accumulated other comprehensive loss	-	-	-
Other comprehensive loss, net of tax	(44)	(6)	(155)
Balance at November 30, 2022	$(149)	$(6)	$(155)

12. INCOME TAXES

The Company is subject to U.S federal and state and foreign income taxes as a corporation. The Company’s tax provision and the resulting effective tax rate for the interim period is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter. The Company recorded a provision for income tax of $18,000 and $32,000 for the three and six months ended November 30, 2022 which consisted primarily of foreign withholding taxes and foreign income taxes. The Company recorded a provision for income tax of $34,000 and $57,000 for the three and six months ended November 30, 2021 which consisted primarily of foreign withholding taxes and foreign income taxes. The income tax provision was not significant due to available net operating loss and research and development credit carryforwards.

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

13. LEASES

The Company has only operating leases for real estate including corporate offices, warehouse space and certain equipment. A lease with an initial term of 12 months or less is generally not recorded on the condensed consolidated balance sheets, unless the arrangement includes an option to purchase the underlying asset, or renew the arrangement that the Company is reasonably certain to exercise (short-term leases). The Company recognizes lease expense on a straight-line basis over the lease term for short-term leases that the Company does not record on its balance sheets. The Company’s operating leases have remaining lease terms of 7 months to 3 years.

The Company determines whether an arrangement is or contains a lease based on the unique facts and circumstances present at the inception of the arrangement. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use assets may be required for items such as initial direct costs paid or incentives received.

The weighted average remaining lease term for the Company’s operating leases was 1.0 years at November 30, 2022 and the weighted-average discount rate was 5.38%.

The Company’s operating lease cost was $189,000 and $379,000 for the three and six months ended November 30, 2022, respectively. The Company’s operating lease cost was $192,000 and $385,000 for the three and six months ended November 30, 2021, respectively.

The following table presents supplemental cash flow information related to the Company’s operating leases (in thousands):

	Six Months Ended
	November 30,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows for operating leases	$415	$408

The following table presents the maturities of the Company’s operating lease liabilities as of November 30, 2022 (in thousands):

Fiscal year	Operating Leases
2023 (excluding the first six months of 2023)	$416
2024	168
2025	32
2026	18
Total future minimum operating lease payments	$634
Less: imputed interest	(18)
Present value of operating lease liabilities	$616

14. BORROWING AND FINANCING ARRANGEMENTS

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

On January 14, 2021, the Company entered into the First Amendment to Loan and Security Agreement (the “Amendment”) with SVB. The Amendment, among other things, extended the Revolving Line Maturity Date to July 14, 2021; provided, however, that if the Company achieved specified operating metrics on a consolidated basis on or prior to May 31, 2021 the Amended Revolving Line Maturity Date would be extended to January 13, 2022.

On January 11, 2022, the Company entered into the Second Amendment to the Loan and Security Agreement (the “Second Amendment”) with SVB. The Second Amendment, among other things, (A) increased the available amount of the line up to the lesser of (i) $10 million or (ii) the available amount under the borrowing base, under a revolving line of credit, (B) allowed for borrowing up to $3 million of the available balance based upon eligible customer purchase orders, (C) reduced the interest rate for account advances under the line to the greater of (a) prime rate plus an additional percentage up to 1.0%, which additional percentage depends on the Company’s adjusted quick ratio, and (b) 3.25%, reduces the interest rate for purchase order advances under the line to the greater of (a) prime rate plus an additional percentage up to 1.5%, which additional percentage depends on the Company’s adjusted quick ratio, and (b) 3.75%, and (D) extended the maturity date to January 13, 2023. See note “18. SUBSEQUENT EVENTS” for the renewal of this Loan and Security Agreement.

At November 30, 2022, the Company had not drawn against the credit facility and was in compliance with all covenants related to obligations to meet reporting requirements. The balance available to borrow under the line at November 30, 2022 was $6,782,000. There are no financial covenants in the agreement.

15. LONG-TERM DEBT

On April 23, 2020, the Company obtained the Paycheck Protection Program Loan (the “PPP Loan”) in the aggregate amount of $1,679,000 from SVB. The PPP Loan was evidenced by a promissory note dated April 23, 2020 (the “Note”) that matured on April 23, 2022 and bore interest at a rate of 1% per annum, payable monthly commencing on November 23, 2020. The PPP Loan proceeds were used for payroll, health care benefits, rent and utilities.

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

16. STOCK-BASED COMPENSATION

Stock-based compensation expense consists of expenses for stock options, RSUs, PRSUs, restricted shares, performance restricted shares and ESPP purchase rights. Stock-based compensation expense for stock options and ESPP purchase rights is measured at each grant date, based on the fair value of the award using the Black-Scholes option valuation model, and is recognized as expense over the employee’s requisite service period. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different from those of publicly traded options. For RSUs and restricted shares, stock-based compensation cost is based on the fair value of the Company’s common stock at the grant date. All of the Company’s stock-based compensation is accounted for as an equity instrument. See Note 11 in the Company’s Annual Report on Form 10-K for fiscal 2022 filed on August 26, 2022 for further information regarding the 2016 Equity Incentive Plan (the “2016 Plan”) and the ESPP.

The following table summarizes the stock-based compensation expense for the three and six months ended November 30, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2022	2021	2022	2021
Stock-based compensation in the form of stock options, RSUs, restricted shares and ESPP purchase rights, included in:
Cost of sales	$85	$76	$177	$158
Selling, general and administrative	507	377	971	772
Research and development	201	265	355	376
Total stock-based compensation	$793	$718	$1,503	$1,306

As of November 30, 2022, there were $101,000 stock-based compensation expenses capitalized as part of inventory. As of November 30, 2021, there were no stock-based compensation expenses capitalized as part of inventory.

During the three months ended November 30, 2022 and 2021, the Company recorded stock-based compensation expense related to stock options, RSUs and restricted shares of $577,000 and $416,000, respectively. During the six months ended November 30, 2022 and 2021, the Company recorded stock-based compensation expense related to stock options, RSUs and restricted shares of $1,112,000 and $900,000, respectively.

As of November 30, 2022, the total compensation expense related to unvested stock-based awards under the 2016 Plan, but not yet recognized, was approximately $3,999,000, which is net of estimated forfeitures of $10,000. This expense will be amortized on a straight-line basis over a weighted average period of approximately 2.2 years.

During the three months ended November 30, 2022 and 2021, the Company recorded stock-based compensation expense related to the ESPP of $216,000 and $302,000, respectively. During the six months ended November 30, 2022 and 2021, the Company recorded stock-based compensation expense related to the ESPP of $391,000 and $406,000, respectively.

As of November 30, 2022, the total compensation expense related to purchase rights under the ESPP but not yet recognized was approximately $527,000. This expense will be amortized on a straight-line basis over a weighted average period of approximately 1.0 year.

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

Fair Value. The fair value of the Company’s stock options granted to employees for the three and six months ended November 30, 2022 and 2021 were estimated using the following weighted average assumptions in the Black-Scholes option valuation model:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2022	2021	2022	2021

Expected term (in years)	6	6	5	6
Volatility	112.45%	85%	116.41%	76%
Risk-free interest rate	4.07%	1.32%	3.10%	1.02%
Weighted average grant date fair value	$18.06	$14.16	$7.07	$2.50

The fair values of the ESPP purchase rights granted for the three and six months ended November 30, 2022 and 2021 were estimated using the following assumptions:

	Three and Six Months Ended	Three and Six Months Ended
	November 30, 2022	November 30, 2021

Expected term (in years)	0.5-2.0	0.5-2.0
Volatility	91%-203%	101%-143%
Risk-free interest rates	3.97%-4.12%	0.05%-0.27%
Weighted average grant date fair value	$11.17	$9.57

During the three and six months ended November 30, 2022, ESPP purchase rights of 43,000 were granted. During the three and six months ended November 30, 2021, ESPP purchase rights of 103,000 were granted. Total ESPP shares issued during the three and six months ended November 30, 2022 and 2021 were 109,000 and 75,000 shares, respectively. As of November 30, 2022 and 2021, there were 499,000 and 361,000 ESPP shares available for issuance, respectively.

The following tables summarize the Company’s stock option and RSU transactions during the three and six months ended November 30, 2022 (in thousands):

Available
Shares
Balance, May 31, 2022	1,826

Options granted	(103)
RSUs granted	(276)
Options cancelled and adjusted	6

Balance, August 31, 2022	1,453
Options granted	(5)
RSUs granted	(14)

Balance, November 30, 2022	1,434

The following table summarizes the stock option transactions during the three and six months ended November 30, 2022 (in thousands, except per share data):

	Outstanding Options
		Weighted
	Number	Average	Aggregate
	of	Exercise	Intrinsic
	Shares	Price	Value
Balances, May 31, 2022	1,597	$2.70	$9,290

Options granted	103	$8.00
Options cancelled	(6)	$2.41
Options exercised	(102)	$2.00

Balances, August 31, 2022	1,592	$3.08	$18,287

Options granted	4	$21.22
Options exercised	(168)	$2.31

Balances, November 30, 2022	1,428	$3.23	$32,614

Options fully vested and expected to vest at November 30, 2022	1,409	$3.23	$32,190

The options outstanding and exercisable at November 30, 2022 were in the following exercise price ranges (in thousands, except per share data):

	Options Outstanding			Options Exercisable
	at November 30, 2022			at November 30, 2022
Range of Exercise Prices	Number Outstanding Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.34	51	4.89	$1.34	51	4.89	$1.34
$1.64-$1.86	542	3.76	$1.71	385	3.61	$1.69
$2.03-$2.40	341	2.96	$2.21	328	2.87	$2.21
$2.76-$2.93	197	5.05	$2.91	65	3.89	$2.88
$3.46-$3.93	93	1.67	$3.83	93	1.67	$3.83
$8.00-$24.83	204	6.47	$9.52	23	6.38	$10.24
$1.34-$24.83	1,428	4.04	$3.23	945	3.32	$2.36	$22,412

The total intrinsic value of options exercised during the three and six months ended November 30, 2022 was $2,592,000 and $3,356,000, respectively. The total intrinsic value of options exercised during the three and six months ended November 30, 2021 was $9,133,000 and $11,035,000, respectively. The weighted average remaining contractual life of the options exercisable and expected to be exercisable at November 30, 2022 was 4.02 years. The weighted average remaining contractual life of the options exercisable and expected to be exercisable at November 30, 2021 was 4.22 years.

The following table summarizes RSUs, PRSUs, restricted shares and performance restricted shares granted to employees and members of the Company’s Board of Directors during the three and six months ended November 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2022	2021	2022	2021
Employees:
Annual RSUs granted	-	1,000	151,800	120,000
Weighted average market value on the date of the grant of annual RSUs	-	$24.57	$8.03	$3.17
Annual restricted shares granted	-	-	7,500	-
Weighted average market value on the date of the grant of annual restricted shares	-	-	$8.00	-
RSUs granted in lieu of cash payment for salary reductions	-	-	-	89,000
Weighted average market value on the date of the grant of RSU in lieu of cash payment	-	-	-	$2.50
PRSUs granted based on revenue target thresholds maximum	-	-	80,400	270,000
Performance restricted shares granted based on revenue target thresholds maximum	-	-	23,700	-
Weighted average market value on the date of the grant of PRSUs, performance restricted shares	-	-	$8.00	$3.41
Stock-based compensation expense	$179,000	$-	$283,000	$246,000

Members of Board of Directors:
RSUs granted	14,000	13,000	44,000	43,000
Weighted average market value on the date of the grant of RSUs	$18.50	$19.85	$11.35	$8.02
PRSUs granted based on revenue target thresholds maximum	-	-	30,000	-
Weighted average market value on the date of the grant of PRSUs	-	-	$8.00	-
Stock-based compensation expense	$245,000	$-	$490,000	$-

PRSUs were granted to key officers and members of Board of Directors based upon revenue target thresholds for fiscal 2023 and 2022.

The following table summarizes the RSUs and PRSUs vested and unvested during the three and six months ended November 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2022	2021	2022	2021
Net RSUs and PRSUs vested	60,000	18,000	202,000	29,000
Shares withheld to settle payroll taxes	2,000	-	150,000	-
RSUs and PRSUs unvested	394,000	237,000	394,000	237,000
Intrinsic value of unvested RSUs and PRSUs (in thousands)	$10,272	$4,129	$10,272	$4,129

17. SEGMENT AND CONCENTRATION INFORMATION

The Company has only one reportable segment. The information for revenue category by type, product line, geography and timing of revenue recognition, is summarized in Note “3. REVENUE.”

Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in thousands):

	November 30,	May 31,
	2022	2022
United States	$1,210	$1,156
Asia	53	47
Europe	-	-
	$1,263	$1,203

As of November 30, 2022, the operating lease right-of-use assets of $479,000 and $82,000 are allocated in the United States and Asia, respectively.

There were no revenues through distributors for the three and six months ended November 30, 2022 and 2021.

Sales to the Company’s five largest customers accounted for approximately 98% of its net sales for both the three and six months ended November 30, 2022. Two customers accounted for approximately 79% and 15% of the Company’s net sales in the three months ended November 30, 2022. Two customers accounted for approximately 74% and 18% of the Company’s net sales in the six months ended November 30, 2022. Sales to the Company’s five largest customers accounted for approximately 98% and 96% of its net sales in the three and six months ended November 30, 2021, respectively. One customer accounted for approximately 82% of the Company’s net sales in the three months ended November 30, 2021. One customer accounted for approximately 77% of the Company’s net sales in the six months ended November 30, 2021. No other customers represented more than 10% of the Company’s net sales in the three and six months ended November 30, 2022 and 2021.

18. SUBSEQUENT EVENTS

On December 5, 2022, the Company entered into a Fourth Amendment to the lease agreement for the Company’s United States manufacturing and office facilities. The amendment extends the term of the lease for a period of eighty-six (86) calendar months, commencing on August 1, 2023 and expiring on September 30, 2030 (the “Expiration Date”) with an option for the Company to further extend the lease for one additional period of five (5) years after the Expiration Date. The amendment increases monthly base rent from $66,385 to $88,474 effective August 1, 2023, and an annual increase in monthly base rent of 4 percent throughout the remainder of the lease term. The amendment provides for two months of rent abatement, and an improvement allowance of up to $282,090.

On January 10, 2023, the Company entered into the Third Amendment to the Loan and Security Agreement (the “Third Amendment”) with SVB. The Third Amendment, among other things, extends the Revolving Line Maturity Date to January 13, 2024, provided, however, that (i) if the Company submits a fiscal year 2024 plan of record to that is generally acceptable to SVB, and (ii) the minimum net cash at the end of November 30, 2023 is at least $20.0 million, the Amended Revolving Line Maturity Date would be extended to January 13, 2025.

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

OVERVIEW

We were founded in 1977 to develop and manufacture burn-in and test equipment for the semiconductor industry. Since our inception, we have sold more than 2,500 systems to semiconductor manufacturers, semiconductor contract assemblers and burn-in and test service companies worldwide. Our principal products currently are the FOX-XP, FOX-NP and FOX-CP wafer level and singulated die/module parallel test and burn-in systems, WaferPak Aligner, WaferPak contactors, DiePak Loader, DiePak carriers and test fixtures.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, income taxes, financing obligations, warranty obligations, and long-term service contracts. Our estimates are derived from historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Those results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of the critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2022.

There have been no material changes to our critical accounting policies and estimates during the three and six months ended November 30, 2022 compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2022.

RESULTS OF OPERATIONS

The following table sets forth items in our unaudited condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2022	2021	2022	2021

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	46.6	53.0	51.4	55.4
Gross profit	53.4	47.0	48.6	44.6

Operating expenses:
Selling, general and administrative	19.4	25.9	21.2	29.1
Research and development	10.5	13.6	11.9	17.3
Total operating expenses	29.9	39.5	33.1	46.4

Income (loss) from operations	23.5	7.5	15.5	(1.8)

Interest income (expense), net	1.8	--	1.5	(0.1)
Gain from forgiveness of PPP loan	--	--	--	11.1
Other (expense) income, net	--	0.3	0.1	0.4

Income before income tax expense	25.3	7.8	17.1	9.6

Income tax expense	(0.2)	(0.3)	(0.2)	(0.3)

Net income	25.1%	7.5%	16.9%	9.3%

THREE MONTHS ENDED NOVEMBER 30, 2022 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2021

NET SALES. Net sales increased to $14.8 million for the three months ended November 30, 2022 from $9.6 million for the three months ended November 30, 2021, an increase of 54.1%. The increase in net sales for the three months ended November 30, 2022 was primarily due to the increases in net sales of our wafer-level products. Net sales of our wafer-level products for the three months ended November 30, 2022 were $14.4 million, and increased approximately $5.3 million from the three months ended November 30, 2021 due to stronger demand related to silicon carbide applications.

GROSS PROFIT. Gross profit increased to $7.9 million for the three months ended November 30, 2022 from $4.5 million for the three months ended November 30, 2021, an increase of 75.1%. Gross profit margin increased to 53.4% for the three months ended November 30, 2022 from 47.0% for the three months ended November 30, 2021. The increase in gross profit margin of 6.4% was primarily due to manufacturing efficiencies from the increase in net sales resulting in a 2.4% gross profit margin increase, a decreased warranty provision resulting in a 1.7% gross profit margin increase, and a decrease in freight costs resulting in a 1.7% gross profit margin increase.

SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased to $2.9 million for the three months ended November 30, 2022 from $2.5 million for the three months ended November 30, 2021, an increase of 15.5%. The increase in SG&A expenses was primarily the result of increases in headcount, bonuses, stock compensation and sales commissions.

RESEARCH AND DEVELOPMENT. R&D expenses increased to $1.6 million for the three months ended November 30, 2022 from $1.3 million for the three months ended November 30, 2021, an increase of 18.1%. The increase in R&D expenses was primarily due to increases in employment-related expenses and outside services.

INTEREST INCOME (EXPENSE), NET. Interest income, net was $263,000 for the three months ended November 30, 2022, compared with interest expense, net of $1,000 for the three months ended November 30, 2021. The interest income for the three months ended November 30, 2022 was due to interest earned on U.S. treasury and government securities.

OTHER (EXPENSE) INCOME, NET. Other expense, net was $5,000 for the three months ended November 30, 2022, compared with other income, net of $35,000 for the three months ended November 30, 2021. The changes were primarily due to fluctuations in the value of the dollar compared to foreign currencies during the referenced periods.

INCOME TAX EXPENSE. Income tax expense was $18,000 and $34,000 for the three months ended November 30, 2022 and 2021, respectively. Income tax expense was not significant due to available net operating loss and research and development credit carryforwards.

SIX MONTHS ENDED NOVEMBER 30, 2022 COMPARED TO SIX MONTHS ENDED NOVEMBER 30, 2021

NET SALES. Net sales increased to $25.5 million for the six months ended November 30, 2022 from $15.3 million for the six months ended November 30, 2021, an increase of 67.0%. The increase in net sales for the six months ended November 30, 2022 was primarily due to the increases in net sales of our wafer-level products. Net sales of our wafer-level products for the six months ended November 30, 2022 were $24.7 million, and increased approximately $10.5 million from the six months ended November 30, 2021 due to stronger demand related to silicon carbide applications.

GROSS PROFIT. Gross profit increased to $12.4 million for the six months ended November 30, 2022 from $6.8 million for the six months ended November 30, 2021, an increase of 82.2%. Gross profit margin increased to 48.6% for the six months ended November 30, 2022 from 44.6% for the six months ended November 30, 2021. The increase in gross profit margin was primarily the result of manufacturing efficiencies due to an increase in net sales.

SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased to $5.4 million for the six months ended November 30, 2022 from $4.4 million for the six months ended November 30, 2021, an increase of 21.6%. The increase in SG&A expenses was primarily the result of increases in headcount, bonuses, stock compensation, and sales commissions.

RESEARCH AND DEVELOPMENT. R&D expenses increased to $3.0 million for the six months ended November 30, 2022 from $2.6 million for the six months ended November 30, 2021, an increase of 15.8%. The increase in R&D expenses was primarily due to increases in employment-related expenses and project expenses, partially offset by a decrease in outside services.

INTEREST INCOME (EXPENSE), NET. Interest income, net was $384,000 for the six months ended November 30, 2022, compared with interest expense, net of $10,000 for the six months ended November 30, 2021. The interest income for the six months ended November 30, 2022 was primarily due to interest earned on U.S. treasury and government securities. The interest expense for the six months ended November 30, 2021 was from the PPP Loan that we obtained on April 23, 2020.

GAIN FROM FORGIVENESS OF PPP LOAN. On June 12, 2021, we received confirmation from SVB that, on June 4, 2021, the Small Business Administration approved our PPP Loan forgiveness application for the entire PPP Loan balance of $1,679,000 and interest totaling $19,000. As a result, we recognized a gain of $1,698,000.

OTHER (EXPENSE) INCOME, NET. Other income, net was $19,000 and $58,000 for the six months ended November 30, 2022 and 2021, respectively. The changes were primarily due to gains realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

INCOME TAX EXPENSE. Income tax expense was $32,000 and $57,000 for the six months ended November 30, 2022 and 2021, respectively. Income tax expense was not significant due to available net operating loss and research and development credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $5.3 million and $5.2 million for the six months ended November 30, 2022 and 2021, respectively. For the six months ended November 30, 2022, net cash provided by operating activities was primarily the result of net income of $4.3 million, a non-cash charge of stock-based compensation expense of $1.5 million and depreciation and amortization of $191,000. Other changes in cash from operations primarily resulted from a decrease in trade and other accounts receivable of $2.6 million, and an increase in customer deposits and deferred revenue of $1.2 million, partially offset by increases of $3.1 million and $196,000 in inventories, and prepaid expenses and other assets, respectively, and decreases of $1.0 million and $210,000 in accrued expenses and accounts payable, respectively. The decrease in accounts receivable was primarily due to the down payments from certain customers. The increase in customer deposits and deferred revenue was primarily due to the receipt of additional down payments from certain customers. The increase in inventory was due to purchasing to support expected future shipments for customer orders. The increase in prepaid expenses and other assets was primarily due to down payments to certain vendors and the renewal of insurance. The decrease in accrued expenses was primarily due to the payments of employees’ bonus and sales commissions. The decrease in accounts payable was primarily due to down payments applied toward vendor invoices. For the six months ended November 30, 2021, net cash provided by operating activities was primarily the result of net income of $1.4 million, as adjusted to exclude the effect of forgiveness of PPP loan of $1.7 million, and a non-cash charge of stock-based compensation expense of $1.3 million and depreciation and amortization of $149,000. Other changes in cash from operations primarily resulted from an increase in customer deposits and deferred revenue of $9.9 million, partially offset by increases in inventories of $4.2 million and accounts receivable of $2.3 million. The increase in customer deposits and deferred revenue was primarily due to the receipt of additional down payments from certain customers. The increase in inventory was to support expected future shipments for customer orders. The increase in accounts receivable was primarily due to an increase in sales for the six months ended November 30, 2021.

Net cash used in investing activities was $17.8 million and $132,000 for the six months ended November 30, 2022 and 2021, respectively. During the six months ended November 30, 2022, net cash used in investing activities was due to the purchases of U.S. treasury securities of $17.7 million, and the purchases of property and equipment of $99,000. During the six months ended November 30, 2021, net cash used in investing activities was due to purchases of property and equipment.

Net cash used in financing activities was $104,000 for the six months ended November 30, 2022, compared with net cash provided by financing activities of $25.4 million for the six months ended November 30, 2021. Net cash used in financing activities during the six months ended November 30, 2022 was primarily due to the proceeds from issuance of common stock under employee plans of $1.1 million, offset by the shares repurchased for tax withholdings on vesting of RSUs of $1.2 million. Net cash provided by financing activities during the six months ended November 30, 2021 was primarily due to the net proceeds from issuance of common stock from public offering of $24.0 million, and the proceeds from the issuance of common stock under employee benefit plans of $3.0 million, partially offset by the shares repurchased for tax withholdings on vesting of RSUs of $259,000 and the net repayment of the line of credit of $1.4 million.

The effect of fluctuation in exchange rates decreased cash by $21,000 and $4,000 for the six months ended November 30, 2022 and 2021, respectively. The changes were due to the fluctuation in the value of the dollar compared to foreign currencies.

As of November 30, 2022 and May 31, 2022, we had working capital of $54.8 million and $49.0 million, respectively.

We lease our manufacturing and office space under operating leases. We entered into a non-cancelable operating lease agreement for our United States manufacturing and office facilities, which was renewed in December 2022 and expires in September 2030, see Note “18. SUBSEQUENT EVENTS.” As of November 30, 2022, our operating lease liabilities totaled $616,000. Under the lease agreement, we are responsible for payments of utilities, taxes and insurance.

From time to time, we evaluate potential acquisitions of businesses, products or technologies that complement our business. If consummated, any such transactions may use a portion of our working capital or require the issuance of equity. We have no present understandings, commitments or agreements with respect to any material acquisitions.

We anticipate that the existing cash balance and the available line of credit together with future income from operations, collections of existing accounts receivable, revenue from our existing backlog of products as of this filing date, the sale of inventory on hand, deposits and down payments against significant orders will be adequate to meet our working capital and capital equipment requirement needs over the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the timing and cost to introduce new and enhanced products and the timing and cost to implement new manufacturing technologies. While we successfully raised $25 million in the ATM public offering in October 2021 as a portion of a $75 million shelf registration, in the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. Any additional debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of the Company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet financing arrangements and have not established any special purpose or variable interest entities.

OVERVIEW OF CONTRACTUAL OBLIGATIONS

There have been no material changes in the composition, magnitude or other key characteristics of our contractual obligations or other commitments as disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2022, except the renewal of facility lease agreement, see Note “18. SUBSEQUENT EVENTS.”

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We had no holdings of derivative financial or commodity instruments as of November 30, 2022 or May 31, 2022.

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We only invest our short-term excess cash in government-backed securities with maturities of 12 months or less. We do not use any financial instruments for speculative or trading purposes. Fluctuations in interest rates would not have a material effect on our financial position, results of operations or cash flows.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Description

3.1(1)	Restated Articles of Incorporation of Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

10.1(3)	Fourth Amendment to Multi-Tenant Office Triple Net Lease, dated as of December 5, 2022, by and between Icon Owner Pool 1 SF Non-Business Parks, LLC and Aehr Test Systems.

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

(3) Incorporated by reference to Exhibit 10.1 previously filed with the Company’s Form 8-K filed with the SEC on December 8, 2022 (File No. 000-22893).

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

Aehr Test Systems
(Registrant)

Date: January 13, 2023	By:	/s/ GAYN ERICKSON
Gayn Erickson
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 13, 2023	By:	/s/ KENNETH B. SPINK
Kenneth B. Spink
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

