Form 10-Q
period 2023-02-28
AEHR TEST SYSTEMS
filed 2023-04-13
CIK 1040470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock par value of $0.01 per share	AEHR	The NASDAQ Capital Market

Number of shares of the registrant’s common stock, $0.01 par value, outstanding as of March 31, 2023 was 28,338,209.

AEHR TEST SYSTEMS

FORM 10-Q

FOR THE QUARTER ENDED FEBRUARY 28, 2023

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

AEHR TEST SYSTEMS

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	February 28,	May 31,
	2023	2022
		(1)
ASSETS
Current assets:
Cash and cash equivalents	$17,188	$31,484
Short-term investments	25,577	-
Trade and other accounts receivable, net	11,389	12,859
Inventories	21,619	15,051
Prepaid expenses and other current assets	808	613

Total current assets	76,581	60,007

Property and equipment, net	1,281	1,203
Operating lease right-of-use assets	6,293	917
Other assets	241	201

Total assets	$84,396	$62,328

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	4,988	4,195
Accrued expenses	3,489	3,610
Operating lease liabilities, short-term	68	794
Customer deposits and deferred revenue, short-term	843	2,415

Total current liabilities	9,388	11,014

Operating lease liabilities, long-term	6,324	212
Deferred revenue, long-term	8	69
Other long-term liabilities	42	44

Total liabilities	15,762	11,339

Shareholders' equity:
Common stock, $0.01 par value: Authorized: 75,000 shares; Issued and outstanding: 28,320 shares and 27,120 shares as of February 28, 2023 and May 31, 2022, respectively	283	271
Additional paid-in capital	126,930	117,686
Accumulated other comprehensive loss	(162)	(105)
Accumulated deficit	(58,417)	(66,863)

Total shareholders' equity	68,634	50,989

Total liabilities and shareholders' equity	$84,396	$62,328

(1)	The condensed consolidated balance sheet as of May 31, 2022 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

 AEHR TEST SYSTEMS

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except per share data)

 (unaudited)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2023	2022	2023	2022

Net sales	$17,206	$15,283	$42,692	$30,540
Cost of sales	8,331	8,886	21,425	17,343
Gross profit	8,875	6,397	21,267	13,197

Operating expenses:
Selling, general and administrative	3,250	2,612	8,650	7,054
Research and development	1,832	1,529	4,881	4,163
Total operating expenses	5,082	4,141	13,531	11,217

Income from operations	3,793	2,256	7,736	1,980

Interest income (expense), net	374	1	758	(9)
Gain from forgiveness of PPP loan	-	-	-	1,698
Other (expense) income, net	(18)	10	1	68

Income before income tax expense	4,149	2,267	8,495	3,737

Income tax expense	(17)	(24)	(49)	(81)
Net income	$4,132	$2,243	$8,446	$3,656

Earnings per share
Basic	$0.15	$0.08	$0.31	$0.14
Diluted	$0.14	$0.08	$0.29	$0.13

Shares used in per share calculations:
Basic	27,893	26,871	27,571	25,684
Diluted	29,373	28,854	29,080	27,510

 The accompanying notes are an integral part of these condensed consolidated financial statements.

 AEHR TEST SYSTEMS

 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

 (in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2023	2022	2023	2022

Net income	$4,132	$2,243	$8,446	$3,656

Other comprehensive (loss) income before reclassification:
Net change in unrealized loss on investments	(16)	-	(22)	-
Net change in cumulative translation adjustments	9	(23)	(35)	(103)
Other comprehensive loss, net of tax	(7)	(23)	(57)	(103)

Comprehensive income	$4,125	$2,220	$8,389	$3,553

 The accompanying notes are an integral part of these condensed consolidated financial statements.

 AEHR TEST SYSTEMS

 CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

 (in thousands)

 (unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
Three Months Ended February 28, 2023	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances, November 30, 2022	27,732	$277	$119,094	$(155)	$(62,549)	$56,667

Issuance of common stock under employee plans	395	4	849	-	-	853
Shares repurchased for tax withholdings on vesting of restricted stock units	(16)	-	(464)	-	-	(464)
Proceeds from public offerings, net of issuance costs	209	2	6,851	-	-	6,853
Stock-based compensation	-	-	600	-	-	600
Net income	-	-	-	-	4,132	4,132
Net unrealized loss on investments	-	-	-	(16)	-	(16)
Foreign currency translation adjustment	-	-	-	9	-	9

Balances, February 28, 2023	28,320	$283	$126,930	$(162)	$(58,417)	$68,634

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
Nine Months Ended February 28, 2023	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances, May 31, 2022	27,120	$271	$117,686	$(105)	$(66,863)	$50,989

Issuance of common stock under employee plans	1,156	11	1,954	-	-	1,965
Shares repurchased for tax withholdings on vesting of restricted stock units	(165)	(1)	(1,679)	-	-	(1,680)
Proceeds from public offerings, net of issuance costs	209	2	6,851	-	-	6,853
Stock-based compensation	-	-	2,118	-	-	2,118
Net income	-	-	-	-	8,446	8,446
Net unrealized loss on investments	-	-	-	(22)	-	(22)
Foreign currency translation adjustment	-	-	-	(35)	-	(35)

Balances, February 28, 2023	28,320	$283	$126,930	$(162)	$(58,417)	$68,634

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
Three Months Ended February 28, 2022	Shares	Amount	Capital	Loss	Deficit	Equity
Balances, November 30, 2021	26,835	$268	$115,602	$(108)	$(74,900)	$40,862

Issuance of common stock under employee plans	79	1	25	-	-	26
Stock-based compensation	-	-	880	-	-	880
Net income	-	-	-	-	2,243	2,243
Foreign currency translation adjustment	-	-	-	(23)	-	(23)

Balances, February 28, 2022	26,914	$269	$116,507	$(131)	$(72,657)	$43,988

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
Nine Months Ended February 28, 2022	Shares	Amount	Capital	Loss	Deficit	Equity
Balances, May 31, 2021	23,725	$237	$87,553	$(28)	$(76,313)	$11,449

Issuance of common stock under employee plans	1,492	15	2,755	-	-	2,770
Proceeds from public offerings, net of issuance costs	1,697	17	24,013	-	-	24,030
Stock-based compensation	-	-	2,186	-	-	2,186
Net income	-	-	-	-	3,656	3,656
Foreign currency translation adjustment	-	-	-	(103)	-	(103)

Balances, February 28, 2022	26,914	$269	$116,507	$(131)	$(72,657)	$43,988

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEHR TEST SYSTEMS

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (in thousands)

 (unaudited)

	Nine Months Ended
	February 28,
	2023	2022
Cash flows from operating activities:
Net income	$8,446	$3,656
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	2,095	2,186
Provision for doubtful accounts	24	-
Depreciation and amortization	337	262
Non-cash operating lease expense	10	(36)
Accretion of investment discount	(305)	-
Gain from forgiveness of PPP loan	-	(1,698)
Changes in operating assets and liabilities:
Trade and other accounts receivable	1,414	(3,454)
Inventories	(6,783)	(5,449)
Prepaid expenses and other assets	(167)	(28)
Accounts payable	822	444
Accrued expenses	(126)	375
Customer deposits and deferred revenue	(1,633)	5,999
Income taxes payable	9	18
Net cash provided by operating activities	4,143	2,275

Cash flows from investing activities:
Purchases of investments	(33,294)	-
Proceeds from maturities of investments	8,000	-
Purchases of property and equipment	(178)	(218)
Net cash used in investing activities	(25,472)	(218)

Cash flows from financing activities:
Line of credit repayments, net	-	(1,400)
Proceeds from issuance of common stock under employee plans	1,965	3,139
Shares repurchased for tax withholdings on vesting of restricted stock units	(1,680)	(369)
Proceeds from issuance of common stock from public offering, net of issuance costs	6,853	24,030
Net cash provided by financing activities	7,138	25,400

Effect of exchange rates on cash, cash equivalents and restricted cash	(35)	(19)

Net (decrease) increase in cash, cash equivalents and restricted cash	(14,226)	27,438

Cash, cash equivalents and restricted cash, beginning of period(1)	31,564	4,662

Cash, cash equivalents and restricted cash, end of period(1)	$17,338	$32,100

(1)	Includes restricted cash in other assets.

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

ACCOUNTING ESTIMATES. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used to account for the standalone selling prices related to revenue recognition, sales and revenue allowances, the allowance for doubtful accounts, inventory valuations, income taxes, stock-based compensation expenses, and product warranties, among others. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ materially from those estimates.

RECLASSIFICATIONS. Certain reclassifications have been made to prior year condensed consolidated financial statements to conform to the current period presentation. The reclassifications had no impact on net loss, total assets, total liabilities, or shareholders’ equity.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2022. There have been no significant changes in the Company’s significant accounting policies during the three and nine months ended February 28, 2023.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Not Yet Adopted

In June 2016, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326), that requires measurement and recognition of expected credit losses for financial assets held based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Due to a subsequent ASU in November 2019, the accounting standard will be effective for the Company beginning in the first quarter of fiscal 2024 on a modified retrospective basis. The Company does not expect a material impact of this accounting standard on its condensed consolidated financial statements.

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

Disaggregation of revenue

The following tables show net sales by major product categories. Within each product category, contract terms, conditions and economic factors affecting the nature, amount, timing and uncertainty around revenue recognition and cash flow are substantially similar.

The Company’s net sales by product category are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2023	2022	2023	2022
Type of good / service:
Systems	$9,821	$7,172	$26,315	$14,805
Contactors	6,299	7,426	13,400	13,468
Services	1,086	685	2,977	2,267
	$17,206	$15,283	$42,692	$30,540

Product lines:
Wafer-level	$16,810	$14,879	$41,532	$29,130
Test During Burn-In	396	404	1,160	1,410
	$17,206	$15,283	$42,692	$30,540

 The following presents information about the Company’s net sales in different geographic areas. Net sales are based upon ship-to location (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2023	2022	2023	2022
Geographic region:
United States	$2,343	$1,057	$7,761	$2,458
Asia	14,849	14,213	34,873	28,066
Europe	14	13	58	16
	$17,206	$15,283	$42,692	$30,540

 With the exception of the amount of service contracts and extended warranties, the Company’s product net sales are recognized at a point in time when control transfers to the customer. The following presents net sales based on timing of recognition (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2023	2022	2023	2022
Timing of revenue recognition:
Products and services transferred at a point in time	$16,863	$14,932	$41,523	$29,492
Services transferred over time	343	351	1,169	1,048
	$17,206	$15,283	$42,692	$30,540

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

Contract liabilities include payments received in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities are reported on the condensed consolidated balance sheets at the end of each reporting period as a component of deferred revenue. Contract liabilities as of February 28, 2023 and May 31, 2022 were $851,000 and $2,484,000, respectively. During the three and nine months ended February 28, 2023, the Company recognized $42,000 and $2,157,000, respectively, of revenues that were included in contract liabilities as of May 31, 2022.

Remaining performance obligations

On February 28, 2023, the Company had $90,000 of remaining performance obligations, which were comprised of deferred service contracts and extended warranty contracts not yet delivered. The Company expects to recognize approximately 24% of its remaining performance obligations as revenue in the remainder of fiscal 2023, and an additional 76% in fiscal 2024 and thereafter. The foregoing excludes the value of other remaining performance obligations as they have original durations of one year or less, and also excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

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

The following table presents the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2023	2022	2023	2022

Numerator: Net income	$4,132	$2,243	$8,446	$3,656

Denominator for basic earnings per share:
Weighted average shares outstanding	27,893	26,871	27,571	25,684

Shares used in basic earnings per share calculation	27,893	26,871	27,571	25,684
Effect of dilutive securities	1,480	1,983	1,509	1,826

Denominator for diluted earnings per share	29,373	28,854	29,080	27,510

Basic earnings per share	$0.15	$0.08	$0.31	$0.14
Diluted earnings per share	$0.14	$0.08	$0.29	$0.13

 For the purpose of computing diluted earnings per share, weighted average potential common shares do not include stock options with an exercise price greater than the average fair value of the Company’s common stock for the period, as the effect would be anti-dilutive. In the three and nine months ended February 28, 2023, stock options to purchase 15,000 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share, because the inclusion of such shares would be anti-dilutive. In the three and nine months ended February 28, 2022, stock options to purchase 11,000 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share, because the inclusion of such shares would be anti-dilutive.

5. CASH, CASH EQUIVALENTS AND INVESTMENTS

 The following table summarizes the Company’s cash, cash equivalents and investments by security type as of February 28, 2023 (in thousands):

	Cost	Gross Unrealized Loss	Estimated Fair Value

Cash	$1,479	$-	$1,479
Cash equivalents:
Money market funds	11,726	-	11,726
U.S. treasury securities	3,983	-	3,983
Total cash equivalents	15,709	-	15,709
Total cash and cash equivalents	$17,188	$-	$17,188
Short-term investments:
U.S. treasury securities	$25,599	$(22)	$25,577
Long-term investments:
Money market funds	$150	-	$150
Total cash, cash equivalents and investments	$42,937	$(22)	$42,915

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

The unrealized loss of $22,000 as of February 28, 2023 is not considered other-than-temporary, and has been in an unrealized loss position for less than a year.

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

Level 3 - instrument valuations are obtained without observable market values and require a high level of judgment to determine the fair value.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of February 28, 2023 (in thousands):

	Balance as of
	February 28, 2023	Level 1	Level 2	Level 3
Money market funds	$11,876	$11,876	$-	$-
U.S. treasury securities	29,560	29,560	-	-
Total	$41,436	$41,436	$-	$-

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of May 31, 2022 (in thousands):

	Balance as of May 31, 2022	Level 1	Level 2	Level 3

Money market funds	$28,609	$28,609	$-	$-

Included in money market funds as of February 28, 2023 and May 31, 2022 is $150,000 and $80,000 in restricted cash, respectively, representing a security deposit for the Company’s United States manufacturing and office space lease which is included in other assets in the condensed consolidated balance sheets.

There were no financial liabilities measured at fair value as of February 28, 2023 and May 31, 2022.

There were no transfers between Level 1 and Level 2 fair value measurements during the three and nine months ended February 28, 2023.

The carrying amounts of financial instruments including cash equivalents, accounts receivable, accounts payable and certain other accrued liabilities, approximate fair value due to their short maturities.

7. TRADE AND OTHER ACCOUNTS RECEIVABLE, NET

Trade accounts receivable represent customer trade receivables. As of February 28, 2023 and May 31, 2022, there were no allowances for doubtful accounts. Trade accounts receivable is derived from the sale of products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies. Other accounts receivable represents non-customer trade related receivables that are derived from the sale of raw materials to our subcontractors. The Company’s allowance for doubtful accounts is based upon historical experience and review of trade receivables by aging category to identify specific customers with known disputes or collection issues. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received.

8. INVENTORIES

Inventories are comprised of the following (in thousands):

	February 28,	May 31,
	2023	2022
Raw materials and sub-assemblies	$13,906	$9,507
Work in process	7,147	5,461
Finished goods	566	83
	$21,619	$15,051

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

The following is a summary of changes in the Company's liability for product warranties during the three and nine months ended February 28, 2023 and 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2023	2022	2023	2022

Balance at the beginning of the period	$311	$415	$410	$494
Accruals for warranties issued during the period	84	37	207	294
Adjustments to previously existing warranty accruals	-	26	61	98
Consumption of reserves	(107)	(108)	(390)	(516)

Balance at the end of the period	$288	$370	$288	$370

The accrued warranty balance is included in accrued expenses on the accompanying condensed consolidated balance sheets.

10. CUSTOMER DEPOSITS AND DEFERRED REVENUE, SHORT-TERM

Customer deposits and deferred revenue, short-term (in thousands):

	February 28,	May 31,
	2023	2022
Customer deposits	$760	$2,263
Deferred revenue	83	152
	$843	$2,415

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in the components of accumulated other comprehensive loss, net of tax, were as follows (in thousands):

	Cumulative Translation Adjustments	Unrealized Loss on Investments, Net	Total

Balance as of May 31, 2022	$(105)	$-	$(105)
Other comprehensive loss before reclassifications	(35)	(22)	(57)
Other comprehensive loss, net of tax	(35)	(22)	(57)
Balance as of February 28, 2023	$(140)	$(22)	$(162)

12. INCOME TAXES

The Company is subject to U.S federal and state and foreign income taxes as a corporation. The Company’s tax provision and the resulting effective tax rate for the interim period is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter. The Company recorded a provision for income tax of $17,000 and $49,000 for the three and nine months ended February 28, 2023 which consisted primarily of foreign withholding taxes and foreign income taxes. The Company recorded a provision for income tax of $24,000 and $81,000 for the three and nine months ended February 28, 2022 which consisted primarily of foreign withholding taxes and foreign income taxes. The provision for federal and state income taxes was not significant due to available net operating loss and research and development credit carryforwards.

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

Since fiscal 2009, a full valuation allowance was established against all deferred tax assets, as management determined that it is more likely than not that certain deferred tax assets will not be realized. The Company will adjust the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized.

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

13. LEASES

The Company has only operating leases for real estate including corporate offices, warehouse space and certain equipment. A lease with an initial term of 12 months or less is generally not recorded on the condensed consolidated balance sheets, unless the arrangement includes an option to purchase the underlying asset, or renew the arrangement that the Company is reasonably certain to exercise (short-term leases). The Company recognizes lease expense on a straight-line basis over the lease term for short-term leases that the Company does not record on its condensed consolidated balance sheets. The Company’s operating leases have remaining lease terms of 1 year to 8 years.

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

In December 2022, the Company amended its lease agreement to extend the lease term of an existing office facility located in the United States, which is considered a lease modification not accounted for as a separate contract. The total commitments, net of tenant incentives expected to be received, under the modified lease are $8.6 million. The modified lease expires in fiscal 2031 and contains an option to further extend the lease. The lease modification resulted in an increase in the Company’s operating lease right-of-use assets and operating lease liabilities of $5.9 million each.

As of February 28, 2023, the weighted-average remaining lease term for the Company’s operating leases was 7.5 years and the weighted-average discount rate was 7.5%.

The Company’s operating lease cost was $256,000 and $634,000 for the three and nine months ended February 28, 2023, respectively. For the three and nine months ended February 28, 2022, operating lease cost was $191,000 and $576,000, respectively.

The following table presents supplemental cash flow information related to the Company’s operating leases (in thousands):

	Nine Months Ended
	February 28,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$624	$612

The following table presents the maturities of the Company’s operating lease liabilities as of February 28, 2023 (in thousands):

Fiscal year	Operating Leases
2023 (remaining three months of 2023)	$211
2024	608
2025	1,143
2026	1,174
2027	1,195
Thereafter	4,309
Total future minimum operating lease payments	8,640
Less: imputed interest	(2,248)
Present value of operating lease liabilities	$6,392

14. BORROWING AND FINANCING ARRANGEMENTS

On January 16, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). Pursuant to the Loan Agreement, the Company may borrow up to (a) the lesser of (i) the revolving line of $4.0 million or (ii) the amount available under the borrowing base under a revolving line of credit which is collateralized by all the Company’s assets except intellectual property. The borrowing base is 80% of eligible accounts, as determined by SVB from the Company’s most recent borrowing base statement; provided, however, SVB has the right to decrease the foregoing percentage in its good faith business judgment to mitigate the impact of certain events or conditions, which may adversely affect the collateral or its value. Subject to an event of default, the principal amount outstanding under the revolving line of credit will accrue interest at a floating per annum rate equal to the greater of (a) the prime rate plus an additional percentage of up to 1%, which additional percentage depends on the Company’s adjusted quick ratio, and (b) 4.75%. Interest is payable monthly on the last calendar day of each month and the outstanding principal amount, the unpaid interest and all other obligations are due on the maturity date, which is 364 days from the effective date of January 13, 2020.

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

On January 10, 2023, the Company entered into the Third Amendment to the Loan and Security Agreement (the “Third Amendment”) with SVB. The Third Amendment, among other things, extends the Revolving Line Maturity Date to January 13, 2024, provided, however, that (i) if the Company submits a fiscal year 2024 plan of record that is generally acceptable to SVB, and (ii) the minimum net liquidity at the end of November 30, 2023 is at least $20.0 million, the Amended Revolving Line Maturity Date would be extended to January 13, 2025.

As of February 28, 2023 the Company had not drawn against the credit facility and was in compliance with all covenants related to obligations to meet reporting requirements. The balance available to borrow under the line as of February 28, 2023 was $6,949,000. There are no financial covenants in the agreement.

15. LONG-TERM DEBT:

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

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. On June 12, 2021, the Company received confirmation from SVB that, on June 4, 2021, the Small Business Administration approved the Company’s PPP Loan forgiveness application for the entire PPP Loan balance of $1,679,000 and interest totaling $19,000, and the Company recognized a gain on loan forgiveness of $1,698,000.

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

The following table summarizes the stock-based compensation expense for the three and nine months ended February 28, 2023 and 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2023	2022	2023	2022
Stock-based compensation in the form of stock options, RSUs, restricted shares and ESPP purchase rights, included in:
Cost of sales	$75	$90	$252	$248
Selling, general and administrative	359	487	1,330	1,259
Research and development	158	303	513	679
Total stock-based compensation	$592	$880	$2,095	$2,186

As of February 28, 2023, there were $110,000 stock-based compensation expenses capitalized as part of inventory. As of February 28, 2022, there were no stock-based compensation expenses capitalized as part of inventory.

During the three months ended February 28, 2023 and 2022, the Company recorded stock-based compensation expense related to stock options, RSUs, PRSUs, performance restricted shares and restricted shares under the 2016 Plan of $424,000 and $516,000, respectively. During the nine months ended February 28, 2023 and 2022, the Company recorded stock-based compensation expense related to stock options, RSUs and restricted shares of $1,536,000 and $1,416,000, respectively. For Performance RSUs and performance restricted shares, the Company evaluates compensation expense quarterly and recognizes expense for performance-based awards only if it determines it is probable that performance criteria for the awards will be met.

As of February 28, 2023, the total compensation expense related to unvested stock-based awards under the 2016 Plan, but not yet recognized, was approximately $3,348,000, which is net of estimated forfeitures of $8,000. This expense will be amortized on a straight-line basis over a weighted average period of approximately 2.1 years.

During the three months ended February 28, 2023 and 2022, the Company recorded stock-based compensation expense related to the ESPP of $168,000 and $364,000, respectively. During the nine months ended February 28, 2023 and 2022, the Company recorded stock-based compensation expense related to the ESPP of $559,000 and $770,000, respectively.

As of February 28, 2023, the total compensation expense related to purchase rights under the ESPP but not yet recognized was approximately $261,000. This expense will be amortized on a straight-line basis over a weighted average period of approximately 1.0 years.

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

Fair Value. The fair values of the Company’s stock options granted to employees for the three and nine months ended February 28, 2023 and 2022, was estimated using the following weighted average assumptions in the Black-Scholes option valuation model:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2023	2022	2023	2022

Expected term (in years)	5	5	5	6
Volatility	90%	117%	116%	77%
Risk-free interest rate	3.58%	1.56%	3.11%	1.03%
Weighted average grant date fair value	$24.30	$9.43	$7.24	$2.56

The fair values of the ESPP purchase rights granted for the nine months ended February 28, 2023 and 2022 were estimated using the following assumptions:

	Nine Months Ended	Nine Months Ended
	February 28, 2023	February 28, 2022

Expected term (in years)	0.5-2.0	0.5-2.0
Volatility	90%-203%	101%-143%
Risk-free interest rates	3.97%-4.12%	0.05%-0.27%
Weighted average grant date fair value	$11.17	$9.57

There were no ESPP purchase rights granted to employees for the three months ended February 28, 2023 and 2022. During the nine months ended February 28, 2023 and 2022, ESPP purchase rights of 43,000 and 103,000 were granted, respectively. Total ESPP shares issued during the nine months ended February 28, 2023 and 2022 were 109,000 and 75,000 shares, respectively. There were 499,000 ESPP shares available for issuance as of February 28, 2023.

The following tables summarize the Company’s stock option and RSU transactions during the three and nine months ended February 28, 2023 and shows the shares available to be issued at the end of each period (in thousands):

Available
Shares
Balance, May 31, 2022	1,826

Options granted	(103)
RSUs granted	(323)
Options cancelled and adjusted	6

Balance, August 31, 2022	1,406

Options granted	(5)
RSUs granted	(14)

Balance, November 30, 2022	1,387

Options granted	(1)
RSUs cancelled	--
Options cancelled	8

Balance, February 28, 2023	1,394

The following table summarizes the stock option transactions during the three and nine months ended February 28, 2023 (in thousands, except per share data):

	Outstanding Options
		Weighted
	Number	Average	Aggregate
	of	Exercise	Intrinsic
	Shares	Price	Value
Balances, May 31, 2022	1,597	$2.70	$9,290

Options granted	103	$8.00
Options cancelled	(6)	$2.41
Options exercised	(102)	$2.00

Balances, August 31, 2022	1,592	$3.08	$18,287

Options granted	4	$21.22
Options exercised	(168)	$2.31

Balances, November 30, 2022	1,428	$3.23	$32,614

Options granted	1	$34.00
Options cancelled	(8)	$7.40
Options exercised	(360)	$2.36

Balances, February 28, 2023	1,061	$3.54	$31,629

Options fully vested and expected to vest on February 28, 2023	1,045	$3.53	$31,177

The options outstanding and exercisable on February 28, 2023 were in the following exercise price ranges (in thousands, except per share data):

	Options Outstanding			Options Exercisable
	at February 28, 2023			at February 28, 2023
Range of Exercise Prices	Number Outstanding Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.34	41	4.64	$1.34	41	4.64	$1.34
$1.64-$1.86	413	3.57	$1.72	298	3.43	$1.70
$2.03-$2.40	196	2.85	$2.15	184	2.71	$2.15
$2.76-$2.93	167	4.98	$2.92	50	4.07	$2.89
$3.46-$3.93	47	1.42	$3.83	47	1.42	$3.83
$8.00-$34.00	197	6.22	$9.63	32	6.14	$10.17
$1.34-$34.00	1,061	4.10	$3.54	652	3.33	$2.46	$20,151

The total intrinsic value of options exercised during the three and nine months ended February 28,2023 was $10,827,000 and $14,183,000, respectively. The total intrinsic value of options exercised during the three and nine months ended February 28, 2022 was $867,000 and $11,902,000, respectively. The weighted average remaining contractual life of the options exercisable and expected to be exercisable on February 28, 2023 was 4.09 years. The weighted average remaining contractual life of the options exercisable and expected to be exercisable on February 28, 2022 was 4.04 years.

The following table summarizes RSUs, PRSUs, restricted shares and performance restricted shares granted to employees and members of the Company’s Board of Directors during the three and nine months ended February 28, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2023	2022	2023	2022
Employees:
Annual RSUs granted	--	--	151,800	120,000
Weighted average market value on the date of the grant of annual RSUs	-	-	$8.03	$3.17
Annual restricted shares granted	--	--	7,500	--
Weighted average market value on the date of the grant of annual restricted shares	-	-	$8.00	-
RSUs granted in lieu of cash payment for salary reductions	--	--	--	89,000
Weighted average market value on the date of the grant of RSU in lieu of cash payment	-	-	-	$2.50
Maximum PRSUs to be vested if all revenue goals are achieved	--	--	80,400	270,000
Maximum Performance restricted shares to be vested if all revenue goals are achieved	--	--	23,700	--
Weighted average market value on the date of the grant of PRSUs, performance restricted shares	-	-	$8.00	$3.41

Members of Board of Directors:
RSUs granted	-	--	44,000	43,000
Weighted average market value on the date of the grant of RSUs	-	-	$11.35	$8.02
Maximum PRSUs granted to be vested if all revenue goals are achieved	-	-	30,000	--
Weighted average market value on the date of the grant of PRSUs	--	--	$8.00	--

PRSUs were granted to key officers and members of Board of Directors based upon revenue target thresholds for fiscal 2023 and 2022.

The following table summarizes the RSUs and PRSUs vested and unvested during the three and nine months ended February 28, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2023	2022	2023	2022
Net RSUs and PRSUs vested	19,000	21,000	221,000	83,000
Shares withheld to settle payroll taxes	16,000	--	165,000	--
RSUs and PRSUs unvested	406,000	485,000	406,000	485,000
Intrinsic value of unvested RSUs and PRSUs (in thousands)	$13,540	$6,596	$13,540	$6,596

17. SEGMENT AND CONCENTRATION INFORMATION

The Company has only one reportable segment. The information for revenue category by type, product line, geography and timing of revenue recognition, is summarized in Note “3. REVENUE.”

Property and equipment information is based on the physical location of the assets.

The following table presents property and equipment information for geographic areas (in thousands):

	February 28,	May 31,
	2023	2022
United States	$1,229	$1,156
Asia	50	47
Europe	2	-
	$1,281	$1,203

As of February 28, 2023, the operating lease right-of-use assets of $6,169,000, $76,000 and $48,000 are allocated in the United States, Asia, and Europe, respectively. As of May 31, 2022, the operating lease right-of-use assets of $822,000 and $95,000 were allocated in the United States and Asia, respectively.

There were no revenues through distributors for the three and nine months ended February 28, 2023 and 2022.

Sales to the Company’s five largest customers accounted for approximately 98% and 97% of its net sales in the three and nine months ended February 28, 2023, respectively. Two customers accounted for approximately 82% and 12% of the Company’s net sales in the three months ended February 28, 2023. Two customers accounted for approximately 77% and 16% of the Company’s net sales in the nine months ended February 28, 2023. Sales to the Company’s five largest customers accounted for approximately 99% and 97% of its net sales in the three and nine months ended February 28, 2022, respectively. One customer accounted for approximately 90% of the Company’s net sales in the three months ended February 28, 2022. One customer accounted for approximately 84% of the Company’s net sales in the nine months ended February 28, 2022. No other customers represented more than 10% of the Company’s net sales in the three and nine months ended February 28, 2023 and 2022.

18. EQUITY

On August 25, 2021, the Board authorized Management to take actions necessary for the execution of a $75 million shelf registration, which S-3 was filed with the SEC on September 3, 2021. A Prospectus Supplement for an "At the Market" ("ATM") sale of $25 million of common stock was subsequently filed on September 17, 2021. On October 8, 2021, the Company fully executed the ATM offering by selling 1,696,729 shares at an average selling price of $14.73. The gross proceeds to the Company were $25.0 million, before commission fees of $0.7 million and offering expenses of $0.3 million. Another Prospectus Supplement for an ATM sale of $25 million of common stock was subsequently filed on February 8, 2023. The Company partially executed the ATM offering by selling 208,917 shares at an average selling price of $34.78. The gross proceeds to the Company were $7.3 million, before commissions of $0.2 million and offering expenses of $0.2 million.

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

There have been no material changes to our critical accounting policies and estimates during the three and nine months ended February 28, 2023 compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2022.

RESULTS OF OPERATIONS

The following table sets forth items in our unaudited condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2023	2022	2023	2022

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	48.4	58.1	50.2	56.8
Gross profit	51.6	41.9	49.8	43.2

Operating expenses:
Selling, general and administrative	18.9	17.1	20.3	23.1
Research and development	10.7	10.0	11.4	13.6
Total operating expenses	29.6	27.1	31.7	36.7

Income from operations	22.0	14.8	18.1	6.5

Interest income (expense), net	2.2	--	1.8	(0.1)
Gain from forgiveness of PPP loan	--	--	--	5.6
Other (expense) income, net	(0.1)	--	--	0.2

Income before income tax expense	24.1	14.8	19.9	12.2

Income tax expense	(0.1)	(0.1)	(0.1)	(0.2)
Net income	24.0%	14.7%	19.8%	12.0%

THREE MONTHS ENDED FEBRUARY 28, 2023 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 2022

NET SALES. Net sales increased to $17.2 million for the three months ended February 28, 2023 from $15.3 million for the three months ended February 28, 2022, an increase of 12.6%. The increase in net sales for the three months ended February 28, 2023 was primarily due to the increases in net sales of our wafer-level products. Net sales of our wafer-level products for the three months ended February 28, 2023 were $16.8 million, and increased approximately $1.9 million from the three months ended February 28, 2022 due to stronger demand related to silicon carbide applications.

GROSS PROFIT. Gross profit increased to $8.9 million for the three months ended February 28, 2023 from $6.4 million for the three months ended February 28, 2022, an increase of 38.7%. Gross profit margin increased to 51.6% for the three months ended February 28, 2023 from 41.9% for the three months ended February 28, 2022. The increase in gross profit margin of 9.7% was primarily due to decreased direct material costs as a percentage of sales resulting in a 2.9% gross profit margin increase, decreased provision for inventory reserves resulting in a 5.5% gross profit margin increase, and manufacturing efficiencies from the increase in net sales resulting in a 1.3% gross profit margin increase.

SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased to $3.3 million for the three months ended February 28, 2023 from $2.6 million for the three months ended February 28, 2022, an increase of 24.4%. The increase in SG&A expenses was primarily the result of increases in headcount, bonuses, travel expenses and sales commissions.

RESEARCH AND DEVELOPMENT. R&D expenses increased to $1.8 million for the three months ended February 28, 2023 from $1.5 million for the three months ended February 28, 2022, an increase of 19.8%. The increase in R&D expenses was primarily due to increases in employment-related expenses, project expenses and outside services.

INTEREST INCOME (EXPENSE), NET. Interest income, net was $374,000 and $1,000 for the three months ended February 28, 2023 and 2022, respectively. The interest income for the three months ended February 28, 2023 was from interest earned on U.S. treasury and government securities while the Company had no such investments during the three months ended February 28,2022.

OTHER (EXPENSE) INCOME, NET. Other expense, net for the three months ended February 28, 2023 was $18,000 compared with other income, net for the three months ended February 28, 2022 of $10,000. The changes in other (expense) income, net was primarily due to losses or gains realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

INCOME TAX EXPENSE. Income tax expense was $17,000 and $24,000 for the three months ended February 28, 2023 and 2022, respectively. Income tax expense was not significant due to available net operating loss and research and development credit carryforwards.

NINE MONTHS ENDED FEBRUARY 28, 2023 COMPARED TO NINE MONTHS ENDED FEBRUARY 28, 2022

NET SALES. Net sales increased to $42.7 million for the nine months ended February 28, 2023 from $30.5 million for the nine months ended February 28, 2022, an increase of 39.8%. The increase in net sales for the nine months ended February 28, 2023 was primarily due to the increases in net sales of our wafer-level products. Net sales of our wafer-level products for the nine months ended February 28, 2023 were $41.5 million, and increased approximately $12.4 million from the nine months ended February 28, 2022 due to stronger demand related to silicon carbide applications.

GROSS PROFIT. Gross profit increased to $21.3 million for the nine months ended February 28, 2023 from $13.2 million for the nine months ended February 28, 2022, an increase of 61.2%. Gross profit margin increased to 49.8% for the nine months ended February 28, 2023 from 43.2% for the nine months ended February 28, 2022. The increase in gross profit margin of 6.6% was primarily due to decreased provision for inventory reserves as a percentage of sales resulting in a 2.6% gross profit margin increase, manufacturing efficiencies from the increase in net sales resulting in a 2.2% gross profit margin increase, and decreased direct material costs as a percentage of sales resulting in a 1.2% gross profit margin increase.

SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased to $8.7 million for the nine months ended February 28, 2023 from $7.1 million for the nine months ended February 28, 2022, an increase of 22.6%. The increase in SG&A expenses was primarily the result of increases in headcount, bonuses, and stock-based compensation expenses.

RESEARCH AND DEVELOPMENT. R&D expenses increased to $4.9 million for the nine months ended February 28, 2023 from $4.2 million for the nine months ended February 28, 2022, an increase of 17.2%. The increase in R&D expenses was primarily due to increases in employment-related expenses and project expenses.

INTEREST INCOME (EXPENSE), NET. Interest income, net for the nine months ended February 28, 2023 was $758,000 compared with interest expense, net for the nine months ended February 28, 2022 of $9,000. The interest income for the nine months ended February 28, 2023 was from interest earned on U.S. treasury and government securities while no such investments were held during the nine months ended February 28, 2022. The interest expense for the nine months ended February 28, 2022 was from the PPP Loan that we obtained on April 23, 2020.

GAIN FROM FORGIVENESS OF PPP LOAN. On June 12, 2021, we received confirmation from the SVB that, on June 4, 2021, the Small Business Administration approved our PPP Loan forgiveness application for the entire PPP Loan balance of $1,679,000 and interest totaling $19,000. As a result, we recognized a gain of $1,698,000.

OTHER (EXPENSE) INCOME, NET. Other income, net was $1,000 and $68,000 for the nine months ended February 28, 2023 and 2022, respectively. The changes in other income, net was primarily due to gains realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

INCOME TAX EXPENSE. Income tax expense was $49,000 and $81,000 for the nine months ended February 28, 2023 and 2022, respectively. Income tax expense was not significant due to available net operating loss and research and development credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $4.1 million and $2.3 million for the nine months ended February 28, 2023 and 2022, respectively. For the nine months ended February 28, 2023, net cash provided by operating activities was primarily the result of net income of $8.4 million, as adjusted to exclude the effect of a non-cash charge of stock-based compensation expense of $2.1 million, depreciation and amortization of $337,000 and accretion of investment discount of $305,000. Other changes in cash from operations primarily resulted from an increase in inventories of $6.8 million, a decrease in customer deposits and deferred revenue of $1.6 million, a decrease in trade and other accounts receivable of $1.4 million and an increase in accounts payable of $822,000. The increase in inventory was to support expected future shipments for customer orders. The decrease in customer deposits and deferred revenue was primarily due to the decrease in backlog of customer orders with down payments. The decrease in trade and other accounts receivable was primarily due to improvements in customer payment terms. The increase in accounts payable was primarily due to higher expenditures associated with higher revenue. For the nine months ended February 28, 2022, net cash provided by operating activities was primarily the result of net income of $3.7 million, as adjusted to exclude the effect of forgiveness of PPP loan of $1.7 million, and a non-cash charge of stock-based compensation expense of $2.2 million and depreciation and amortization of $226,000. Other changes in cash from operations primarily resulted from an increase in customer deposits and deferred revenue of $6.0 million, and increases in inventories of $5.4 million and accounts receivable of $3.5 million. The increase in customer deposits and deferred revenue was primarily due to the receipt of additional down payments from certain customers. The increase in inventory was to support expected future shipments for customer orders. The increase in accounts receivable was primarily due to the timing of revenue generated toward the end of the fiscal quarter.

Net cash used in investing activities was $25.5 million and $218,000 for the nine months ended February 28, 2023 and 2022, respectively. During the nine months ended February 28, 2023 net cash used in investing activities was due to the purchases of U.S. treasury securities of $33.2 million, partially offset by proceeds from maturities of U.S. treasury securities of $8 million, and the purchases of property and equipment of $178,000. During the nine months ended February 28, 2022 net cash used in investing activities was due to purchases of property and equipment.

Financing activities provided cash of $7.1 million and $25.4 million for the nine months ended February 28, 2023 and 2022, respectively. Net cash provided by financing activities during the nine months ended February 28, 2023 was primarily due to the net proceeds from issuance of common stock from public offering net of issuance costs of $6.9 million, and the proceeds from the issuance of common stock under employee benefit plans of $2.0 million, partially offset by the shares repurchased for tax withholdings on vesting of RSUs of $1.7 million. Net cash provided by financing activities during the nine months ended February 28, 2022 was primarily due to the net proceeds from issuance of common stock from public offering net of issuance costs of $24.0 million, and the proceeds from the issuance of common stock under employee benefit plans of $3.1 million, partially offset by the shares repurchased for tax withholdings on vesting of RSUs of $369,000, and by the net payment of the line of credit of $1.4 million.

The effect of fluctuation in exchange rates decreased cash by $35,000 and $19,000 for the nine months ended February 28, 2023 and 2022, respectively. The changes were due to the fluctuation in the value of the dollar compared to foreign currencies.

As of February 28, 2023 and May 31, 2022, we had working capital of $67.2 million and $49.0 million, respectively.

We lease our manufacturing and office space under operating leases. We entered into a non-cancelable operating lease agreement for our United States manufacturing and office facilities, which was renewed in December 2022 and expires in September 2030. As of February 28, 2023 our operating lease liabilities totaled $6,392,000. Under the lease agreement, we are responsible for payments of utilities, taxes and insurance.

From time to time, we evaluate potential acquisitions of businesses, products or technologies that complement our business. If consummated, any such transactions may use a portion of our working capital, require the issuance of equity or entering into debt agreements. We have no present understandings, commitments or agreements with respect to any material acquisitions.

We anticipate that the existing cash balance and the available line of credit together with future income from operations, collections of existing accounts receivable, revenue from our existing backlog of products as of this filing date, the sale of inventory on hand, deposits and down payments against significant orders will be adequate to meet our working capital and capital equipment requirement needs over the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the timing and cost to introduce new and enhanced products and the timing and cost to implement new manufacturing technologies. We successfully raised $25 million ATM offering in October 2021 and $7.3 million of $25 million ATM offering in February 2023; however, in the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. Any additional debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of the Company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We had no holdings of derivative financial or commodity instruments as of February 28, 2023 or May 31, 2022.

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

Please refer to the description of the risk factors associated with our business previously disclosed in Part I, Item 1A - "Risk Factors" of our Annual Report on Form 10-K for the year ended May 31, 2022 filed with the Securities and Exchange Commission on August 26, 2022 and the following additional risk factor.

The collapse of certain U.S. banks and potentially other financial institutions may have adverse impacts on our business.

On March 10, 2023, SVB was shut down, followed on March 11, 2023 by Signature Bank and the Federal Deposit Insurance Corporation was appointed as receiver for those banks. Since that time, there have been reports of instability at other U.S. banks. On March 15, 2023, the Company filed a Current Report on Form 8-K with the SEC, disclosing its exposure to SVB and stating that the Company did not expect significant impact to its operations.

Despite the limited exposure and steps taken to date by U.S. agencies to protect depositors, the follow-on effects of the events surrounding the SVB and Signature Bank failures and pressure on other banks are unknown, and could include failures of other financial institutions to which we may encounter direct or indirect exposure. The extent of such impacts is uncertain, and there may be additional risks that we have not yet identified. We continue to monitor the situation on U.S. financial institutions and potential impact on our business.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not Applicable

Item 5. OTHER INFORMATION

On March 28, 2023, Kenneth B. Spink, the Company’s Chief Financial Officer (“CFO”), notified the Company of his intention to retire after the end of current fiscal year end reporting. The Company has initiated a search to identify a new CFO. To facilitate an orderly transition, Mr. Spink intends to remain at the Company and continue to serve in his current role until a successor is hired.

Item 6. EXHIBITS

Exhibit No.	Description

3.1(1)	Restated Articles of Incorporation of Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

10.1(3)	Fourth Amendment to Multi-Tenant Office Triple Net Lease, dated as of December 5, 2022, by and between Icon Owner Pool 1 SF Non- Business Parks, LLC and Aehr Test Systems.

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

_________________________

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

Aehr Test Systems
(Registrant)

Date: April 13, 2023	By:	/s/ GAYN ERICKSON
Gayn Erickson
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 13, 2023	By:	/s/ KENNETH B. SPINK
Kenneth B. Spink
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

