Form 10-K
period 2023-05-31
AEHR TEST SYSTEMS
filed 2023-08-28
CIK 1040470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐ Yes      ☒ No

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐ Yes      ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes      ☒ No

The aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates of the registrant, based upon the closing price of $26.07 on November 30, 2022, as reported on the NASDAQ Capital Market, was $663,547,666. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock (other than such persons of whom the Registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

The number of shares of registrant’s common stock, par value $0.01 per share, outstanding at July 31, 2023 was 28,755,426.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended May 31, 2023.

AEHR TEST SYSTEMS

FORM 10-K

FISCAL YEAR ENDED MAY 31, 2023

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

PART I

Item 1. Business

THE COMPANY

Aehr Test Systems, Inc. (“Aehr Test,” “Aehr,” or “we”) was incorporated in the state of California on May 25, 1977 and is headquartered in Fremont, California. We are a leading provider of test solutions for testing, burning-in, and stabilizing semiconductor devices in wafer level, singulated die, and package part form, and have installed thousands of systems worldwide. Increasing quality, reliability, safety, and security needs of semiconductors used across multiple applications, including electric vehicles, electric vehicle charging infrastructure, solar and wind power, computing, data and telecommunications infrastructure, and solid-state memory storage, are driving additional test requirements, incremental capacity needs, and new opportunities for Aehr Test products and solutions. We have developed and introduced several innovative products including the FOX-PTM family of test and burn-in systems and FOX WaferPakTM Aligner, FOX WaferPak Contactor, FOX DiePak® Carrier and FOX DiePak Loader. The FOX-XP and FOX-NP systems are full wafer contact and singulated die/module test and burn-in systems that can test, burn-in, and stabilize a wide range of devices such as leading-edge silicon carbide-based and other power semiconductors, 2D and 3D sensors used in mobile phones, tablets, and other computing devices, memory semiconductors, processors, microcontrollers, systems-on-a-chip, and photonics and integrated optical devices. The FOX-CP system is a low-cost single-wafer compact test solution for logic, memory and photonic devices and the newest addition to the FOX-P product family. The FOX WaferPak Contactor contains a unique full wafer contactor capable of testing wafers up to 300mm that enables IC manufacturers to perform test, burn-in, and stabilization of full wafers on the FOX-P systems. The FOX DiePak Carrier allows testing, burn-in, and stabilization of singulated bare die and modules up to 1,024 devices in parallel per DiePak on the FOX-NP and FOX-XP systems up to nine DiePaks at a time.

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

MARKETS

The Company’s semiconductor test and reliability qualification solutions address multiple test and burn-in markets including Silicon Carbide (SiC) and Gallium Nitride (GaN) devices for power semiconductors, electric vehicles, electric vehicle charging infrastructure, solar and wind power, silicon photonics for data center infrastructure and worldwide 5G infrastructure, 2D/3D sensors for consumer electronics and automotive applications, and the data storage and memory markets.

Power Semiconductors (Silicon Carbide and Gallium Nitride)

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

The gallium nitride market appears to be a potentially significant growth driver for our systems and WaferPak full wafer Contactors, particularly for automotive and photovoltaic applications where burn-in appears to be critical for meeting the initial quality and reliability needs of those markets.

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

The rapid growth of integrated optical devices in data centers and data center interconnect infrastructure, mobile devices, automotive applications, and wearable biosensor markets is driving substantially higher requirements for initial quality and long-term reliability, and they are increasing with every new product generation. The upcoming application of silicon photonics integrated circuits for use in optical chip-to-chip communication in addition to the current photonics as multiple companies have made announcements regarding their product roadmaps for co-packaged photonics integrated circuits with microprocessors, graphics processors, chip sets for computing as well as artificial intelligence applications.

Silicon photonics devices are highly integrated silicon-based semiconductors that have embedded or integrated the non-silicon-based laser transmitters and receivers to enable a smaller, lower cost, higher reliable alternative to traditional fiber optic transceivers currently used in data center and telecommunication infrastructure. These require a process step in manufacturing called stabilization where the devices are subjected to high temperatures and power to stabilize their output power. The Company’s solution makes it feasible to burn-in integrated silicon photonics devices while still in wafer form without adding the cost to the transceiver printed circuit board and other mechanical infrastructure of the final transceiver module, and that has both yield and significant cost savings. In the case of silicon photonics, the laser devices are bonded directly to a silicon-based device that has all the logic multiplexing and de-multiplexing, and other high-speed communication subsystems, all integrated into a silicon-based integrated circuit.

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

Automotive Semiconductors

In addition, the rapid growth and increasing demand for reliability in automotive sensor technologies is a key market driver for the Company. These technologies include ADAS (Advanced Driver Assistance Systems) capabilities such as collision avoidance systems using laser, LIDAR (Light Detection and Ranging), and RADAR (Radio Detection and Ranging) or other sensing technologies. More and more new vehicles now include as standard capabilities collision avoidance systems that detect obstacles and monitor the vehicle’s surroundings to notify the driver of dangerous conditions and take evasive action. In addition to autonomous vehicles that require extremely high reliability of the devices in these systems, more and more vehicles around the world are embedding these systems and sensors into their everyday driving features. The Company sees the rising tide of the increasing number of embedded sensors and electrical and optical systems in vehicles as a key driver of the increasing market need for more and more reliable semiconductors. This, in turn, is increasing the need for 100% production test and burn-in of devices in order to lower the infant mortality rate of devices and ensure that these devices and systems operate over the life of the vehicles.

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

FULL WAFER CONTACT SYSTEMS

Aehr’s FOX-XP test and burn-in platform allows for one of the key reliability screening tests to be completed on an entire wafer full of devices, testing all of them at one time, while also testing and monitoring every device for failures during the burn-in process to provide critical information on those devices. This is an enormously valuable capability, as it allows its customers to screen devices that would otherwise fail after they are packaged into multi-die modules where the yield impact is 10 times or even 100 times as costly.

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

The FOX-NP was introduced in January 2019 and is a low-cost entry-level system to provide a configuration and price point for companies to initiate a new product introduction and production qualification, enabling an easier transition to the FOX-XP system for high volume production test. The FOX-NP system is 100% compatible with the FOX-XP system and is configurable with up to two slot assemblies per system compared to up to 18 slot assemblies in the FOX-XP system.

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

One of the key components of the FOX systems is the patented WaferPak Contactor. The WaferPak Contactor contains a full-wafer single-touchdown probe card which is easily removable from the system. Traditional probe cards often are only able to contact a portion of the wafer, requiring multiple touchdowns to test the entire wafer. Traditional probe cards also require the use of a dedicated wafer prober handler for each wafer in order to press the wafer up to make contact with the probe card. The need for a wafer prober per wafer is a significant cost adder to the cost of testing a wafer, and also creates the need for significant clean room space to facilitate the footprint of a wafer prober per wafer. The unique design of the WaferPak as well as the FOX-XP and FOX-NP systems remove the need for a dedicated wafer prober per wafer, allowing for better utilization of clean room space. A single FOX-XP system with a set of WaferPak Contactors can test up to 18 wafers at a time in the same footprint as a single-wafer wafer prober and test system offered by Aehr’s competitors. The WaferPak Contactor is intended to accommodate a wide range of contactor technologies so that the contactor technology can evolve along with the changing requirements of the customer’s wafers. The WaferPak Contactors are custom designed for each device type, each of which has a typical lifetime of two to seven years, depending on the device life cycle. Therefore, multiple sets of WaferPak Contactors could be purchased over the life of a FOX system.

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

Another key component of our FOX-XP and FOX-NP and test solution is the WaferPak Aligner.  The WaferPak Aligner performs alignment of the customer’s wafer to the WaferPak Contactor so that the wafer can be tested and burned-in by the FOX-XP and FOX-NP systems.  The Company offers an automated aligner for high volume production applications, which can support several FOX-XP or FOX-NP systems or can be connected to a FOX-XP resulting in a fully integrated automated test cell, and a manual aligner for low volume production or engineering applications.  The latest generation Automated WaferPak Aligner supports industry standard Automated Material Handling System (AMHS), Automated Guided Vehicle (AGV), Overhead Hoist Transfer (OHT) and SEMI Equipment Communication Standard (SECS) and Generic Equipment Mode (GEM) Semi E84 factory integration enabling “Lights-out” fully automated wafer handling.  Supporting a wide range of wafer sizes (e.g. 100/200/300mm) allows a broad range of customers to implement fully automated wafer level test and burn-in factories.

Similar to the WaferPak Aligner for WaferPak Contactors, the Company offers the DiePak Loader for DiePak Carriers. The DiePak Loader performs automatic loading of the customer’s modules to the DiePak Carrier so that the modules can be tested and burned-in by the FOX-XP and FOX-NP system. Typically, one DiePak Loader can support several FOX-XP or FOX-NP systems.

Net sales of full wafer contact product lines, systems, WaferPak Contactors, DiePaks Carriers and services for fiscal 2023, 2022 and 2021 were $63.5 million, $48.9 million, and $15.0 million, respectively, and accounted for approximately 98%, 96% and 90% of the Company’s net sales in fiscal 2023, 2022 and 2021, respectively.

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

Net sales of packaged part product lines, systems and services for fiscal 2023, 2022 and 2021 were $1.4 million, $1.9 million, and $1.6 million, respectively, and accounted for approximately 2%, 4% and 10% of the Company’s net sales in fiscal 2023, 2022 and 2021, respectively.

CUSTOMERS

The Company markets and sells its products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies.

Sales to the Company’s five largest customers accounted for approximately 97%, 98%, and 84% of its net sales in fiscal 2023, 2022 and 2021, respectively. During fiscal 2023, two customers accounted for approximately 79% and 10% of the Company’s net sales. During fiscal 2022, one customer accounted for approximately 82% of the Company’s net sales. During fiscal 2021, four customers accounted for approximately 24%, 23%, 20% and 10%, respectively, of the Company’s net sales. No other customers accounted for more than 10% of the Company’s net sales for any of these periods. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. In addition, sales to particular customers may fluctuate significantly from quarter to quarter. Such fluctuations may result in changes in utilization of the Company’s facilities and resources. The loss of or reduction or delay in orders from a significant customer or a delay in collecting or failure to collect accounts receivable from a significant customer could materially and adversely affect the Company’s business, financial condition and operating results.

MARKETING, SALES AND CUSTOMER SUPPORT

The Company has sales and service operations in the United States, Germany, Philippines and Taiwan, dedicated service resources in China and South Korea, and has established a network of distributors and sales representatives in certain key parts of the world. See “REVENUE RECOGNITION” in Item 7 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion of the Company’s relationship with distributors, and its effects on revenue recognition.

The Company’s customer service and support program includes system installation, system repair, applications engineering support, spare parts inventories, customer training and documentation. The Company has applications engineering and field service personnel located near and sometimes co-located at our customers and includes resources at the corporate headquarters in Fremont, California, at customer locations in Texas, at the Company’s subsidiaries in Germany and the Philippines, at its branch office in Taiwan, and also through third-party agreements in China and South Korea. The Company’s distributors provide applications and field service support in other parts of the world. The Company customarily provides a warranty on its products. The Company offers service contracts on its systems directly and through its subsidiaries, distributors and representatives. The Company believes that maintaining a close relationship with customers and providing them with ongoing engineering support improves customer satisfaction and will provide the Company with a competitive advantage in selling its products to the Company’s customers.

BACKLOG

At May 31, 2023, the Company’s backlog was $24.5 million compared with $11.1 million at May 31, 2022. The Company’s backlog consists of product orders for which confirmed purchase orders have been received and which are scheduled for shipment within 12 months. Due to the possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments or development projects, the Company’s backlog as of a particular date may not be indicative of net sales for any succeeding period.

RESEARCH AND PRODUCT DEVELOPMENT

The Company historically has devoted a significant portion of its financial resources to research and development programs and expects to continue to allocate significant resources to these efforts. Certain research and development expenditures related to non-recurring engineering milestones have been transferred to cost of goods sold, reducing research and development expenses. The Company’s research and development expenses during fiscal 2023, 2022 and 2021 were $7.1 million, $5.8 million and $3.7 million, respectively.

The Company conducts ongoing research and development to design new products and to support and enhance existing product lines.  Building upon the expertise gained in the development of its existing products, the Company has developed the FOX family of systems for performing test and burn-in of entire processed wafers, and burn-in of devices in singulated die and module form, including the FOX-NP and FOX-CP systems released during fiscal 2019, and the Automated WaferPak Aligner released during fiscal 2023.  The Company is developing enhancements to our packaged parts and wafer level burn-in products, intended to improve the capability and performance for testing and burn-in of future generation devices and provide the flexibility in a wide variety of applications.

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

PROPRIETARY RIGHTS

The Company relies primarily on the technical and creative ability of its personnel, its proprietary software, and trade secrets and copyright protection, rather than on patents, to maintain its competitive position. The Company’s proprietary software is copyrighted and licensed to the Company’s customers. At May 31, 2023, the Company held 46 issued United States patents with expiration date ranges from 2023 to 2038 and had several additional United States patent applications and foreign patent applications pending.

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

ENVIRONMENTAL, SOCIAL AND GOVERNANCE (ESG)

ENVIRONMENTAL

The Company focuses on clean technology such as the electrical vehicle (“EV”) and power semiconductors market. EV and power semiconductor revenues accounted for 85%, 82%, and 23% of total revenues in fiscal 2023, 2022 and 2021, respectively. We engineer our products to be more energy efficient by using more efficient electrical designs and thermally efficient cooling architectures using conductive heat transfer versus convection air cooled methods. Our technology and architectural design allow our products to take up only 5% of the test floor space compared to competitor’s products.

The Company improved our facility by replacing existing air conditioners and heat exchanger: with higher efficiency units that draw less power and produce less wasted energy. Our new headquarters facility upgrades include moving to high efficiency lighting, modernizing our electrical power and cooling infrastructure, and adding Electric Vehicle charging stations for employees, vendors, and customers.

SOCIAL

The Company reviews hiring and turnover quarterly and performs annual salary reviews, using independent third-party data, to ensure competitive compensation practices. The Company performs annual employee surveys to evaluate employee satisfaction. Glassdoor shows the Company at a 4.1 out of 5 rating as a great place to work.

The Company provides variable compensation on top of base salary for all employees including an employee profit sharing plan. The Company also provides equity awards including stock options, restricted stock units (“RSUs”), and participation in an employee stock purchase plan for regular full-time (“RFT”) employees, located in the U.S. The Company is restricted from issuing stock options or RSUs to non-U.S. employees in certain countries due to local regulations. For those employees who are unable to participate in the Company’s equity incentive plan, the Company maintains a stock appreciation bonus program to provide compensation linked to the Company’s stock price during a predetermined period. The Company also provides a 401k plan, and a non-contributory Employee Stock Ownership plan, for U.S. employees.

The Company provides recurring training in compliance with State of California ragulations including sexual harassment, prevention of violence in the workplace, and Diversity, Equality, and Inclusion (“DEI”) training. The Company promotes employee engagement through corporate events or activities and maintains a “First Years” group to encourage new hires to build comradery, and assist in recruiting efforts.

The Company provides health care coverage for all RFT employees, life insurance, continuing education assistance, and reimbursement of employee health club membership. The Company ensures compliance with International Organization for Standardization (ISO”) certification and maintains safety training.

GOVERNANCE

The Company’s Board satisfies the diversity objectives of Nasdaq Rule 5605(1)(2) for Smaller Reporting Companies with two directors who identify as female, representing 33% of the total six Board members. The Board members also include individuals with Native American origin and multi-ethnicity. As the Company pursues future Board recruitment efforts, the Nominating Committee will continue to seek candidates who can contribute to the diversity of views and perspectives of the Board. This includes seeking out individuals of diverse ethnicities, a balance in terms of gender, and individuals with diverse perspectives informed by other personal and professional experiences.

All employees and Board members sign a Code of Conduct and Ethics policy, and Insider Trading Policy upon hire. All employees are provided with the employee handbook which addresses sexual harassment, confidentiality, and Electronic Use Policy among others. Each of Company’s directors and officers completes a Director and Officer Questionnaire to identify conflicts of interest or areas of concern. The Company also maintains Audit, Compensation and Nominating and Governance Committees to provide corporate oversight.

HUMAN CAPITAL RESOURCES

As of May 31, 2023, the Company, including its foreign subsidiaries and one branch office, employed 104 persons collectively, on a regular full-time basis, of whom 23 were engaged in research, development and related engineering, 31 were engaged in manufacturing, 39 were engaged in marketing, sales and customer support and 11 were engaged in general administration, finance and IT functions. In addition, the Company from time to time employs a number of contractors, temporary, and part-time employees, particularly to perform customer support and manufacturing.

The Company’s employees are dispersed across principal offices in the United States, Germany, Taiwan, and Philippines. In addition, our service and support organization has employees located worldwide, at or near customer facilities, to provide timely customer response. As of May 31, 2023 regular full-time employees were located in the following geographic areas: 80 United States, 1 Germany, 5 Taiwan, and 18 in the Philippines.

The Company’s success is in part dependent on its ability to attract and retain highly skilled workers, who are in high demand. None of the Company’s employees are represented by a union and the Company has never experienced a work stoppage. The Company’s management considers its relations with its employees to be good. The Company regularly evaluates its ability to attract and retain its employees. The Company has had relatively low turnover rates within its workforce, with 58% of its regular full-time workforce being with the Company for 5 years or more.

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

BUSINESS SEGMENT DATA AND GEOGRAPHIC AREAS

The Company operates in one business segment, the designing, manufacturing, marketing and selling of advanced test and burn-in products to the semiconductor manufacturing industry in several geographic areas. Selected financial information, including net sales and property and equipment, net for each of the last three fiscal years, by geographic area is included in Part II, Item 8, Note 2, “Revenue” and Note 17, “Segment Information” and certain risks related to such operations are discussed in Part I, Item 1A, Risk Factors, under the heading “We sell our products and services worldwide, and our business is subject to risks inherent in conducting business activities in geographic regions outside of the United States.”

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

The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and contract assemblers accounting for a substantial portion of the purchases of semiconductor equipment. Sales to our five largest customers accounted for approximately 97%, 98%, and 84% of our net sales in fiscal 2023, 2022 and 2021, respectively. During fiscal 2023, two customers accounted for approximately 79% and 10% of our net sales. During fiscal 2022, one customer accounted for approximately 82% of our net sales. During fiscal 2021, four customers accounted for approximately 24%, 23%, 20% and 10%, respectively, of our net sales. No other customers accounted for more than 10% of our net sales for any of these periods.

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

Our FOX wafer-level and singulated die/module test and burn in systems face competition from larger systems manufacturers that have significant technological know-how and manufacturing capability. Some users of our systems, such as independent test labs, build their own burn-in systems, while others, particularly large IC manufacturers in Asia, acquire burn-in systems from captive or affiliated suppliers. Our WaferPak products are facing and are expected to face increasing competition. Several companies have developed or are developing full-wafer and single-touchdown probe cards. The Company expects that its DiePak products for burning-in and testing multiple singulated die and small modules face significant competition. The Company believes that several companies have developed or are developing products which are intended to enable test and burn-in of multiple bare die, and small modules.

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

We derive a substantial portion of our net sales from the sale of a relatively small number of systems with high dollar value. As a result, the loss or deferral of a limited number of system sales could have a material adverse effect on our net sales and operating results in a particular period. Most customer purchase orders are subject to cancellation or rescheduling by the customer with limited penalties, and, therefore, backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. From time to time, cancellations and rescheduling of customer orders have occurred, and delays by our suppliers in providing components or subassemblies to us have caused delays in our shipments of our own products. There can be no assurance that we will not be materially adversely affected by future cancellations or rescheduling by our customers or other delays in our shipments. For non-standard products where we have not effectively demonstrated the ability to meet specifications in the customer environment, we defer revenue until we have met such customer specifications. Any delay in meeting customer specifications could have a material adverse effect on our operating results. A substantial portion of net sales typically are realized near the end of each quarter. A delay or reduction in shipments near the end of a particular quarter, due, for example, to unanticipated shipment rescheduling, cancellations or deferrals by customers, customer credit issues, unexpected manufacturing difficulties experienced by us or delays in deliveries by suppliers, could cause net sales in a particular quarter to fall significantly.

We may experience increased costs associated with new product introductions.

As is common with new complex products incorporating leading-edge technologies, we have encountered reliability, design and manufacturing issues as we begin volume production and initial installations of certain products at customer sites. Some of these issues in the past have been related to components and subsystems supplied to us by third parties who have in some cases limited the ability of us to address such issues promptly. This process in the past required and in the future is likely to require us to incur un-reimbursed engineering expenses and to experience larger than anticipated warranty claims which could result in product returns. In the early stages of product development there can be no assurance that we will discover any reliability, design and manufacturing issues or, that if such issues arise, that they can be resolved to the customers’ satisfaction or that the resolution of such problems will not cause us to incur significant development costs or warranty expenses or to lose significant sales opportunities.

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

Approximately 86%, 90%, and 68% of our net sales in fiscal 2023, 2022 and 2021, respectively, were attributable to sales to customers for delivery outside of the United States. We provide sales and service in North America and Taiwan, operate a sales organization in Germany and a service organization in the Philippines, as well as direct support through third party agreements in China and South Korea. We expect that sales of products for delivery outside of the United States will continue to represent a substantial portion of our future sales. Our future performance will depend, in significant part, upon our ability to continue to compete in foreign markets which in turn will depend, in part, upon a continuation of current trade relations between the United States and foreign countries in which semiconductor manufacturers or assemblers have operations. A change toward more protectionist trade legislation in either the United States or such foreign countries, such as a change in the current tariff structures, export compliance or other trade policies, could adversely affect our ability to sell our products in foreign markets. In addition, we are subject to other risks associated with doing business internationally, including longer receivable collection periods and greater difficulty in accounts receivable collection, the burden of complying with a variety of foreign laws, difficulty in staffing and managing global operations, risks of civil disturbance or other events which may limit or disrupt markets, international exchange restrictions, changing political conditions and monetary policies of foreign governments.

Our net sales for fiscal 2023 were primarily denominated in U.S. Dollars. However, because a substantial portion of our net sales is from sales of products for delivery outside the United States, an increase in the value of the U.S. Dollar relative to foreign currencies would increase the cost of our products compared to products sold by local companies in such markets. In addition, since the price is determined at the time a purchase order is accepted, we are exposed to the risks of fluctuations in the U.S. Dollar exchange rate during the lengthy period from the date a purchase order is received until payment is made. This exchange rate risk is partially offset to the extent our foreign operations incur expenses in the local currency. To date, we have not invested in any instruments designed to hedge currency risks. Our operating results could be adversely affected by fluctuations in the value of the U.S. Dollar relative to other currencies.

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

Global economic uncertainty and financial market volatility caused by political instability, changes in international trade relationships and conflicts, such as the conflict between Russia and Ukraine and the political climate in China and Taiwan may result in limited access to these markets for sales and material purchases. Periods of macroeconomic weakness or recession and heightened market volatility caused by adverse geopolitical developments could increase these risks, potentially resulting in adverse impacts on our business operations. Increased energy costs in Europe, resulting from Russia’s limiting energy supplies in the region, may result in an economic downturn or an increase in the cost of materials. The recent decline in relations between the United States and China, and relations between China and Taiwan, may result in the imposition of trade restrictions with China or Taiwan. While we have limited sales in Europe and Taiwan, and procurement from these regions, unrest in these areas may result in a decrease in sales of our products, or an increase in costs of materials and services.

Our dependence on subcontractors and sole source suppliers may prevent us from delivering our products on a timely basis and expose us to intellectual property infringement.

We rely on subcontractors to manufacture many of the components or subassemblies used in our products. Our FOX systems, WaferPak contactors, DiePak carriers, WaferPak Aligners, and DiePak Loaders contain several components, including environmental chambers, power supplies, high-density interconnects, wafer contactors, module contactors, signal distribution substrates, and certain ICs that are currently supplied by only one or a limited number of suppliers. Our reliance on subcontractors and single source suppliers involves a number of significant risks, including the loss of control over the manufacturing process, the potential absence of adequate capacity and reduced control over delivery schedules, manufacturing yields, quality and costs. In the event that any significant subcontractor or single source supplier is unable or unwilling to continue to manufacture subassemblies, components or parts in required volumes, we would have to identify and qualify acceptable replacements. The process of qualifying subcontractors and suppliers could be lengthy, and no assurance can be given that any additional sources would be available to us on a timely basis. Any delay, interruption or termination of a supplier relationship could adversely affect our ability to deliver products, which would harm our operating results.

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

Inflation reached a 40-year high during 2022, and market rates of interest have risen after a prolonged period at historical lows. The increase in inflation has resulted in a tightening of world-wide monetary policy, which in turn has resulted in an increase in the cost of credit. Financial turmoil in the banking system and financial markets has resulted, and may result in the future, in a tightening of the credit markets, disruption in the financial markets and global economy downturn. Periodic global economic and semiconductor industry downturns have negatively affected and could continue to negatively affect our business, results of operations, and financial condition. These events may contribute to significant slowdowns in the industry in which we operate. Difficulties in obtaining capital and deteriorating market conditions can pose the risk that some of our customers may not be able to obtain necessary financing on reasonable terms, which could result in lower sales. Customers with liquidity issues may lead to additional bad debt expense.

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

We have in the past, in the face of a downturn in our business and a decline in our net sales, implemented a variety of cost controls and restructured our operations with the goal of reducing our operating costs to position ourselves to more effectively meet the needs of the then weak market for test and burn-in equipment. While we took significant steps to minimize our expense levels and to increase the likelihood that we would have sufficient cash to support operations during the downturn, we have experienced historical operating losses. We anticipate that our existing cash balance together with income from operations, collections of existing accounts receivable, revenue from our existing backlog of products, the sale of inventory on hand, and deposits and down payments against significant orders, and available balance under our ATM offering, will be adequate to meet our working capital and capital equipment requirements. Depending on our rate of growth and profitability, and our ability to obtain significant orders with down payments, we may require additional equity or debt financing to meet our working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required, or if available, that such financing can be obtained on terms satisfactory to us.

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

Increased scrutiny and changing expectations from stakeholders with respect to the Company’s ESG practices may result in additional costs or risks.

Companies across many industries are facing increasing scrutiny related to their ESG practices. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the non-financial impacts of their investments. If our ESG practices do not meet investor or other industry stakeholder expectations, which continue to evolve, we may incur additional costs and our brand, ability to attract and retain qualified employees and business may be harmed.

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

On March 10, 2023, Silicon Valley Bank (“SVB”) was shut down, followed on March 11, 2023 by Signature Bank and the Federal Deposit Insurance Corporation was appointed as receiver for those banks. Since that time, there have been reports of instability at other U.S. banks. The Company’s cash and investment balances held at banks and brokerage firms may at time exceed federally insured levels. On March 15, 2023, the Company filed a Current Report on Form 8-K with the SEC, disclosing its exposure to SVB and stating that the Company did not expect a significant impact on its operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s principal administrative and production facilities are located in Fremont, California, in a 51,289 square foot building. The Company’s lease was renewed in December 2022 and expires in September 2030. The Company leases a 492 square foot sales and support office in Utting, Germany. The lease, which began February 1, 1992 and expires on January 31, 2025, contains an automatic twelve months renewal, at rates to be determined, if no notice is given prior to six months from expiration. On November 18, 2020, the Company established a wholly owned subsidiary, Aehr Test Systems Philippines Inc., which has been in full operation since March 2021. The Company leases a facility in Philippines located in a 2,713 square foot building in Clark Freeport Zone, Pampanga. The lease, which began January 1, 2021 and expires on December 31, 2025, contains an option to renew for another three years at rates stipulated in the contract, notice for renewal is given six months from expiration. The Company periodically evaluates its global operations and facilities to bring its capacity in line with demand and to provide cost efficient services for its customers. In prior years, through this process, the Company has moved from certain facilities that exceeded the capacity required to satisfy its needs. The Company believes that its existing facilities in Fremont, California are adequate to meet its current and reasonably foreseeable requirements. The Company regularly evaluates its expected future facilities requirements and believes that alternate facilities would be available if needed.

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

	High	Low
Fiscal 2023:
First quarter ended August 31, 2022	$19.43	$6.71
Second quarter ended November 30, 2022	27.00	13.00
Third quarter ended February 28, 2023	37.57	17.05
Fourth quarter ended May 31, 2023	40.69	23.11

Fiscal 2022:
First quarter ended August 31, 2021	$8.60	$2.25
Second quarter ended November 30, 2021	27.09	6.83
Third quarter ended February 28, 2022	24.70	10.20
Fourth quarter ended May 31, 2022	13.94	6.86

At August 3, 2023, the Company had 86 holders of record of its common stock. A substantially greater number of holders of the Company’s common stock are “street name” or beneficial holders whose shares are held by banks, brokers and other financial institutions.

The Company has not paid cash dividends on its common stock or other securities. The Company currently anticipates that it will retain its future earnings, if any, for use in the expansion and operation of its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future.

The Company did not repurchase any of its common stock during the fiscal year ended May 31, 2023.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our “Selected Consolidated Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

OVERVIEW

Aehr Test Systems (“Aehr Test”, “Aehr” or “We”) is a leading provider of test solutions for testing, burning-in, and stabilizing semiconductor devices in wafer level, singulated die, and package part form, and has installed thousands of systems worldwide. Increasing quality, reliability, safety, and security needs of semiconductors used across multiple applications, including electric vehicles, electric vehicle charging infrastructure, solar and wind power, computing, data and telecommunications infrastructure, and solid-state memory and storage, are driving additional test requirements, incremental capacity needs, and new opportunities for Aehr Test products and solutions.

We have developed and introduced several innovative products including the FOX-P family of test and burn-in systems and FOX WaferPak Aligner, FOX WaferPak Contactor, FOX DiePak Carrier and FOX DiePak Loader. The FOX-XP and FOX-NP systems are full wafer contact and singulated die/module test and burn-in systems that can test, burn-in, and stabilize a wide range of devices such as leading-edge silicon carbide-based and other power semiconductors, 2D and 3D sensors used in mobile phones, tablets, and other computing devices, memory semiconductors, processors, microcontrollers, systems-on-a-chip, and photonics and integrated optical devices. The FOX-CP system is a low-cost single-wafer compact test solution for logic, memory and photonic devices and the newest addition to the FOX-P product family. The FOX WaferPak Contactor contains a unique full wafer contactor capable of testing wafers up to 300mm that enables Integrated Circuit manufacturers to perform test, burn-in, and stabilization of full wafers on the FOX-P systems. The FOX DiePak Carrier allows testing, burning in, and stabilization of singulated bare die and modules up to 1,024 devices in parallel per DiePak on the FOX-NP and FOX-XP systems up to nine DiePaks at a time.

Our net sales consist primarily of sales of FOX-P systems, WaferPak Aligners and DiePak Loaders, WaferPak contactors, DiePak carriers, test fixtures, upgrades and spare parts, service contracts revenues, and non-recurring engineering charges. Our selling arrangements may include contractual customer acceptance provisions, which are mostly deemed perfunctory or inconsequential, and installation of the product occurs after shipment, transfer of title and risk of loss.

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

INVENTORY OBSOLESCENCE

In each of the last three fiscal years, we wrote down our inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions, see Note 7, “Balance Sheet Detail.” If future market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

As of May 31, 2023 the Company maintained a full valuation allowance against its deferred tax assets. We will continue to assess whether sufficient future taxable income will be generated to permit the use of deferred tax assets, and will reverse all or a portion of the allowance when there is sufficient evidence to support the reversal. Based upon our prior two fiscal years of profitability, the outlook for the next fiscal year, and absent any additional objective negative evidence, the Company anticipates adjusting the current valuation allowance position in fiscal 2024.

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

STOCK-BASED COMPENSATION EXPENSE

Stock-based compensation expense consists of expenses for stock options, restricted stock units, or RSUs, and employee stock purchase plan, or ESPP, purchase rights. Stock-based compensation cost for stock options and ESPP purchase rights is measured at each grant date, based on the fair value of the award using the Black-Scholes option valuation model, and is recognized as expense over the employee’s requisite service period. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. Our employee stock options have characteristics significantly different from those of publicly traded options. For RSUs, stock-based compensation expense is based on the fair value of our common stock at the grant date, and is recognized as expense over the employee’s requisite service period. All of our stock-based compensation is accounted for as an equity instrument.

The fair value of each option grant and the right to purchase shares under our ESPP are estimated on the date of grant using the Black-Scholes option valuation model with assumptions concerning expected term, stock price volatility, expected dividend yield, risk-free interest rate and the expected life of the award. See Note 13 to our consolidated financial statements for detailed information relating to stock-based compensation and the stock option plan and the ESPP.

RESULTS OF OPERATIONS

The following table sets forth statements of operations data as a percentage of net sales for the periods indicated.

	Year Ended May 31,
	2023	2022	2021

Net sales	100.0%	100.0%	100.0%
Cost of sales	49.6	53.4	63.7
Gross profit	50.4	46.6	36.3

Operating expenses:
Selling, general and administrative	18.8	19.8	39.5
Research and development	11.0	11.5	22.0

Total operating expenses	29.8	31.3	61.5

Income (loss) from operations	20.6	15.3	(25.2)

Interest income (expense), net	1.9	0.1	(0.3)
Net gain from dissolution of Aehr Test Systems Japan	--	--	13.2
Gain from forgiveness of PPP loan	--	3.3	--
Other (expense) income, net	--	0.1	(1.0)

Income (loss) before income tax (expense) benefit	22.5	18.8	(13.3)

Income tax (expense) benefit	(0.1)	(0.2)	1.1
Net income (loss)	22.4%	18.6%	(12.2)%

FISCAL YEAR ENDED MAY 31, 2023 COMPARED TO FISCAL YEAR ENDED MAY 31, 2022

NET SALES.  Net sales increased to $65.0 million for the fiscal year ended May 31, 2023 from $50.8 million for the fiscal year ended May 31, 2022, an increase of 27.8%.  The increase in net sales for the fiscal year ended May 31, 2023 was primarily due to the increases in net sales of our wafer-level test products.  Net sales of our wafer-level test products for fiscal 2023 were $63.5 million and increased approximately $14.6 million from fiscal 2022 due to strong demand for our FOX-P systems.

GROSS PROFIT. Gross profit increased to $32.7 million for the fiscal year ended May 31, 2023 from $23.7 million for the fiscal year ended May 31, 2022, an increase of 38.4%. Gross margin increased to 50.4% for the fiscal year ended May 31, 2023 from 46.6% for the fiscal year ended May 31, 2022. The increase in gross margin was primarily the result of a decrease in other cost of sales of 1.6 percentage points primarily due to lower costs of provision for inventory reserves, a decrease in labor and overhead of 1.2 percentage points due to manufacturing efficiencies due to higher sales volume, and a benefit of 1.0 percentage points due to lower direct material costs.

SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses were $12.2 million for the fiscal year ended May 31, 2023, compared with $10.0 million for the fiscal year ended May 31, 2022, an increase of 21.8%. The increase in SG&A expenses was primarily the result of increased shareholder relation costs of $0.5 million, recruiting and relocation of $0.3 million, and employment-related expenses of $0.3 million to support our growing business.

RESEARCH AND DEVELOPMENT. R&D expenses were $7.1 million for the fiscal year ended May 31, 2023, compared with $5.8 million for the fiscal year ended May 31, 2022, an increase of 22.6%. The increase in R&D expenses was primarily due to increases in project expenses of $0.6 million and employment-related expenses of $0.5 million related to R&D initiatives during fiscal 2023.

INTEREST INCOME (EXPENSE), NET. Interest income, net was $1.2 million and $13,000 for the fiscal years ended May 31, 2023 and 2022, respectively. Higher interest income for the fiscal year ended May 31, 2023 was driven by higher cash deposits and higher interest rates in fiscal year ended May 31, 2023.

GAIN FROM FORGIVENESS OF PPP LOAN. On June 12, 2021, we received confirmation from SVB that on June 4, 2021, the Small Business Administration approved our Payroll Protection Program loan (“PPP Loan”) forgiveness application for the entire PPP Loan balance of $1,679,000 and interest totaling $19,000, and we recognized a gain of $1,698,000.

OTHER (EXPENSE) INCOME, NET. Other expense, net was $3,000 for the fiscal year ended May 31, 2023, compared with other income, net of $30,000 for the fiscal year ended May 31, 2022. The change in other (expense) income, net was primarily due to losses or gains realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

INCOME TAX (EXPENSE) BENEFIT. Income tax expense was $60,000 and $91,000 for the fiscal years ended May 31, 2023 and 2022, respectively. Income tax expense for both fiscal years were related to income taxes incurred in foreign tax jurisdictions. Income tax expense was not significant due to available net operating loss and research and development credit carryforwards.

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

SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses were $10.0 million for the fiscal year ended May 31, 2022, compared with $6.6 million for the fiscal year ended May 31, 2021, an increase of 53.1%. The increase in SG&A expenses was primarily the result of increased bonuses, stock-based compensation, and commission expense due to an increase in net sales and profitability, and an increase in headcount.

RESEARCH AND DEVELOPMENT. R&D expenses were $5.8 million for the fiscal year ended May 31, 2022, compared with $3.7 million for the fiscal year ended May 31, 2021, an increase of 59.3%. The increase in R&D expenses was primarily due to increases in employment-related expenses of $1.7 million, outside services of $316,000, and project expenses of $155,000. The increase in employment-related expenses was primarily the result of increased bonuses and stock-based compensation due to an increase in net sales and profitability, and an increase in headcount.

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

GAIN FROM FORGIVENESS OF PPP LOAN. On June 12, 2021, we received confirmation from SVB that on June 4, 2021, the Small Business Administration approved our PPP Loan forgiveness application for the entire PPP Loan balance of $1,679,000 and interest totaling $19,000, and we recognized a gain of $1,698,000.

OTHER (EXPENSE) INCOME, NET. Other income, net was $30,000 for the fiscal year ended May 31, 2022, compared with other expense, net of $162,000 for the fiscal year ended May 31, 2021. The change in other (expense) income, net was primarily due to gains or losses realized in connection with the fluctuation in the value of the dollar compared to foreign currencies during the referenced periods.

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

LIQUIDITY AND CAPITAL RESOURCES

We consider cash, cash equivalents and short-term investments as liquid and available for use. As of May 31, 2023 and 2022, respectively, we had $30.2 million and $31.6 million in cash, cash equivalents and restricted cash. We also had $17.9 million in short-term investments as of May 31, 2023.

Net cash provided by operating activities was $10.0 million and $1.5 million for the fiscal year ended May 31, 2023 and 2022, respectively. For the fiscal year ended May 31, 2023, net cash provided by operating activities was primarily the result of net income of $14.6 million, net of a non-cash charge of stock-based compensation expense of $2.7 million, depreciation and amortization of $0.5 million, and accretion of investment discount of $0.6 million. Other changes in cash from operations primarily resulted from increases in inventories and trade and other accounts receivable of $9.5 million and $3.8 million, respectively, partially offset by increases in accounts payable, accrued expenses and customer deposits and deferred revenue of $5.0 million, $0.5 million and $0.4 million, respectively. The increase in inventory was to support expected future shipments for customer orders. The increase in trade and other accounts receivable was primarily due to higher revenues and lower customer deposits on shipments. The increase in accounts payable was primarily due to inventory purchases to support future shipments. For the fiscal year ended May 31, 2022, net cash provided by operating activities was primarily the result of net income of $9.5 million, as adjusted to exclude the effect of forgiveness of PPP loan of $1.7 million, and a non-cash charge of stock-based compensation expense of $3.0 million and depreciation and amortization of $356,000. Other changes in cash from operations primarily resulted from increases in accounts receivable and inventories of $7.8 million and $6.7 million, respectively, partially offset by increases in customer deposits and deferred revenue, accrued expenses, and accounts payable of $2.2 million, $1.5 million and $1.4 million, respectively. The increase in accounts receivable was primarily due to the increase in and timing of revenue generated toward the end of the fiscal year ended May 31, 2022. The increase in inventory was to support expected future shipments for customer orders. The increase in customer deposits and deferred revenue was primarily due to the receipt of additional down payments from certain customers. The increase in accrued expenses was primarily due to an increase in accrued employment related expenses including profit sharing, commissions, bonuses, and vacations. The increase in accounts payable was primarily due to inventory purchases to support future shipments.

Net cash used in investing activities was $18.7 million and $0.4 million for the fiscal years ended May 31, 2023 and 2022, respectively. During the fiscal year ended May 31, 2023, net cash used in investing activities was due to the purchases of U.S. treasury securities of $33.3 million, partially offset by proceeds from maturities of U.S. treasury securities of $16 million, and the purchases of property and equipment of $1.4 million. During the fiscal year ended May 31, 2022, net cash used in investing activities was due to purchases of property and equipment.

Financing activities provided cash of $7.3 million and $25.8 million for the fiscal years ended May 31, 2023 and 2022, respectively. Net cash provided by financing activities during the fiscal year ended May 31, 2023 was primarily due to the net proceeds from issuance of common stock from public offering of $6.8 million, and the proceeds from the issuance of common stock under employee benefit plans of $2.6 million, partially offset by the shares repurchased for tax withholdings on vesting of RSUs and PRSUs of $2.1 million. Net cash provided by financing activities during the fiscal year ended May 31, 2022 was primarily due to the net proceeds from issuance of common stock from public offering of $24.0 million, and the proceeds from the issuance of common stock under employee benefit plans of $3.6 million, partially offset by the shares repurchased for tax withholdings on vesting of RSUs of $0.4 million, and by the net payment of the line of credit of $1.4 million.

The effect of fluctuation in exchange rates decreased cash by $37,000 for the fiscal years ended May 31, 2023 and increased cash by $49,000 for the fiscal years ended May 31, 2022. The changes were due to the fluctuation in the value of the dollar compared to foreign currencies.

As of May 31, 2023 and 2022, we had working capital of $72.7 million and $49.0 million, respectively.

For the fiscal year ended May 31, 2021, net cash used in operating activities was primarily the result of the net loss of $2.0 million, as adjusted to exclude the effect of net gain from dissolution of Aehr Test Systems Japan of $2.4 million, including an income tax benefit of $215,000, a non-cash charge for stock-based compensation expense of $1.1 million and depreciation and amortization of $328,000. Net cash used in operations was also impacted by increases in accounts receivable and inventories of $1.4 million and $972,000, respectively, partially offset by increases in accounts payable and accrued expenses of $1.9 million and $732,000, respectively. The increase in accounts receivable was primarily due to higher shipment activities toward the end of fiscal year ended May 31, 2021. The increase in inventory was to support expected future shipments for customer orders. The increase in accounts payable was primarily due to inventory purchases to support future shipments. The increase in accrued expenses was primarily due to increases in warranty provision and accrued employment related expenses.

Net cash used in investing activities was $227,000 for the fiscal year ended May 31, 2021 was due to the purchase of property and equipment.

Net cash provided by financing activities was $2.0 million for the fiscal year ended May 31, 2021 was due to $1.4 million borrowing from our line of credit and $560,000 in proceeds from the issuance of common stock under employee plans.

The effect of fluctuation in exchange rates increased cash by $117,000 for the fiscal year ended May 31, 2021 due to the fluctuation in the value of the dollar compared to foreign currencies.

We lease our manufacturing and office space under operating leases. We entered into a non-cancelable operating lease agreement for our United States manufacturing and office facilities, which was renewed in December 2022 and expires in September 2030. As of May 31, 2023 our operating lease liabilities totaled $6,300,000. Under that lease agreement, we are responsible for payments of utilities, taxes and insurance.

From time to time, we evaluate potential acquisitions of businesses, products or technologies that complement our business. If consummated, any such transactions may use a portion of our working capital or require the issuance of equity. We have no present understandings, commitments or agreements with respect to any material acquisitions.

We anticipate that the existing cash balance and the available line of credit together with future income from operations, collections of existing accounts receivable, revenue from our existing backlog of products as of this filing date, the sale of inventory on hand, deposits and down payments against significant orders will be adequate to meet our working capital and capital equipment requirement needs over the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the timing and cost to introduce new and enhanced products and the timing and cost to implement new manufacturing technologies. We successfully raised $25 million in an at-the-market (“ATM”) offering in October 2021 and $7.3 million in a follow on ATM offering in February 2023; however, in the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. Any additional debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of the Company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

OFF-BALANCE SHEET FINANCING

We have not entered into any off-balance sheet financing arrangements and have not established any special purpose or variable interest entities.

OVERVIEW OF CONTRACTUAL OBLIGATIONS

The following table provides a summary of such arrangements, or contractual obligations.

	Payments Due by Period (in thousands)
		Less than	1-3	4-5	More than
	Total	1 year	years	years	5 years
Lease obligations	$8,429	$608	$2,317	$2,429	$3,075
Purchases (1)	26,318	26,318	--	--	--
Total	$34,747	$26,926	$2,317	$2,429	$3,075

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

As a Smaller Reporting Company, we are not required to provide information under Item 7A.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Aehr Test Systems

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Aehr Test Systems and its subsidiaries (the “Company”) as of May 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended May 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Inventory Valuation – Adjustments for Excess or Obsolete Inventory

As described in Note 1 to the consolidated financial statements, the Company’s consolidated inventories balance was $23.9 million as of May 31, 2023. The Company’s inventory is stated at the lower of cost, which is determined on a standard cost basis on a first-in, first-out method, or net realizable value. The Company evaluates the net realizable value by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory. If actual demand were to be substantially lower than estimated, there could be a significant adverse impact on the carrying value of the inventory and results of operations.

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

San Jose, California

August 28, 2023

AEHR TEST SYSTEMS AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	May 31,
	2023	2022
ASSETS

Current assets:
Cash and cash equivalents	$30,054	$31,484
Short-term investments	17,853	-
Trade and other accounts receivable, net	16,594	12,859
Inventories	23,908	15,051
Prepaid expenses and other current assets	621	613

Total current assets	89,030	60,007

Property and equipment, net	2,759	1,203
Operating lease right-of-use assets	6,123	917
Other assets	231	201

Total assets	$98,143	$62,328

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$9,206	$4,195
Accrued expenses	4,143	3,610
Operating lease liabilities, short-term	137	794
Customer deposits and deferred revenue, short-term	2,822	2,415

Total current liabilities	16,308	11,014

Operating lease liabilities, long-term	6,163	212
Deferred revenue, long-term	31	69
Other long-term liabilities	41	44

Total liabilities	22,543	11,339

Commitments and contingencies (Note 20)

Shareholders' equity:
Preferred stock, $0.01 par value: Authorized: 10,000 shares;
Issued and outstanding: none	-	-
Common stock, $0.01 par value: Authorized: 75,000 shares; Issued and outstanding: 28,539 shares and 27,120 shares at May 31, 2023 and 2022 respectively	285	271
Additional paid-in capital	127,776	117,686
Accumulated other comprehensive loss	(155)	(105)
Accumulated deficit	(52,306)	(66,863)
Total shareholders' equity	75,600	50,989

Total liabilities and shareholders' equity	$98,143	$62,328

The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended May 31,
	2023	2022	2021

Net sales	$64,961	$50,829	$16,600
Cost of sales	32,215	27,164	10,568
Gross profit	32,746	23,665	6,032

Operating expenses:
Selling, general and administrative	12,237	10,047	6,562
Research and development	7,134	5,818	3,652

Total operating expenses	19,371	15,865	10,214

Income (loss) from operations	13,375	7,800	(4,182)

Interest income (expense), net	1,245	13	(46)
Net gain from dissolution of Aehr Test Systems Japan	-	-	2,186
Gain from forgiveness of PPP loan	-	1,698	-
Other (expense) income, net	(3)	30	(162)

Income (loss) before income tax (expense) benefit	14,617	9,541	(2,204)

Income tax (expense) benefit	(60)	(91)	177

Net income (loss)	$14,557	$9,450	$(2,027)

Earnings (net loss) per share – basic	$0.52	$0.36	$(0.09)
Earnings (net loss) per share – diluted	$0.50	$0.34	$(0.09)
Shares used in per share calculation – basic	27,785	26,014	23,457
Shares used in per share calculation – diluted	29,215	27,774	23,457

                      The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

	Year Ended May 31,
	2023	2022	2021

Net income (loss)	$14,557	$9,450	$(2,027)

Other comprehensive income (loss), net of tax:
Foreign currency translation (loss) income	(33)	(77)	160
Net change in unrealized loss on investments	(17)	-	-
Reclassification of cumulative translation adjustment as a result of dissolution of Aehr Test Systems Japan	-	-	(2,401)

Total comprehensive income (loss)	14,507	9,373	(4,268)

Less: Comprehensive income attributable to noncontrolling interest	-	-	21

Comprehensive income (loss)	$14,507	$9,373	$(4,289)

                            The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(IN THOUSANDS)

						Total Aehr
				Accumulated		Test
			Additional	Other		Systems		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Income (loss)	Deficit	Equity	Interest	Equity
Balances, May 31, 2020	23,107	$231	$85,898	$2,234	$(74,286)	$14,077	$(21)	$14,056

Issuance of common stock under employee plans	627	6	574	-	-	580	-	580
Shares repurchased for tax withholdings on vesting of RSUs	(9)	-	(20)	-	-	(20)	-	(20)
Stock-based compensation	-	-	1,101	-	-	1,101	-	1,101
Net loss	-	-	-	-	(2,027)	(2,027)	-	(2,027)
Reclassification of cumulative translation adjustment	-	-	-	(2,401)	-	(2,401)	-	(2,401)
Foreign currency translation adjustment	-	-	-	139	-	139	21	160

Balances, May 31, 2021	23,725	237	87,553	(28)	(76,313)	11,449	-	11,449

Issuance of common stock under employee plans	1,760	17	3,543	-	-	3,560	-	3,560
Shares repurchased for tax withholdings on vesting of RSUs	(62)	-	(429)	-	-	(429)	-	(429)
Proceeds from public offerings, net of issuance costs	1,697	17	24,013	-	-	24,030	-	24,030
Stock-based compensation	-	-	3,006	-	-	3,006	-	3,006
Net income	-	-	-	-	9,450	9,450	-	9,450
Foreign currency translation adjustment	-	-	-	(77)	-	(77)	-	(77)

Balances, May 31, 2022	27,120	271	117,686	(105)	(66,863)	50,989	-	50,989

Issuance of common stock under employee plans	1,388	13	2,549	-	-	2,562	-	2,562
Shares repurchased for tax withholdings on vesting of RSUs	(178)	(1)	(2,059)	-	-	(2,060)	-	(2,060)
Proceeds from public offerings, net of issuance costs	209	2	6,818	-	-	6,820	-	6,820
Stock-based compensation	-	-	2,782	-	-	2,782	-	2,782
Net income	-	-	-	-	14,557	14,557	-	14,557
Net unrealized loss on investments	-	-	-	(17)	-	(17)	-	(17)
Foreign currency translation adjustment	-	-	-	(33)	-	(33)	-	(33)

Balances, May 31, 2023	28,539	$285	$127,776	$(155)	$(52,306)	$75,600	$-	$75,600

The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended May 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$14,557	$9,450	$(2,027)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	2,748	3,006	1,101
Provision for doubtful accounts	24	-	-
Depreciation and amortization	450	356	328
Non-cash operating lease expense	88	(49)	(18)
Accretion of investment discount	(576)	-	-
Net gain from dissolution of Aehr Test Systems Japan	-	-	(2,186)
Income tax benefit related to dissolution of Aehr Test Systems Japan	-	-	(215)
Gain from forgiveness of PPP loan	-	(1,698)	-
Changes in operating assets and liabilities:
Trade and other accounts receivable	(3,788)	(7,834)	(1,373)
Inventories	(9,469)	(6,674)	(972)
Prepaid expenses and other	28	(71)	(81)
Accounts payable	5,044	1,356	1,877
Accrued expenses	528	1,464	732
Customer deposits and deferred revenue	369	2,196	96
Other long-term liabilities	-	-	47
Income taxes payable	8	6	(10)
Net cash provided by (used in) operating activities	10,011	1,508	(2,701)

Cash flows from investing activities:
Purchases of investments	(33,294)	-	-
Proceeds from maturities of investments	16,000	-	-
Purchases of property and equipment	(1,362)	(416)	(227)
Net cash used in investing activities	(18,656)	(416)	(227)

Cash flows from financing activities:
Line of credit (repayments) borrowings, net	-	(1,400)	1,400
Proceeds from issuance of common stock under employee plans	2,562	3,560	580
Shares repurchased for tax withholdings on vesting of restricted stock units	(2,060)	(429)	(20)
Proceeds from issuance of common stock from public offering, net of issuance costs	6,820	24,030	-
Net cash provided by financing activities	7,322	25,761	1,960

Effect of exchange rates on cash, cash equivalents and restricted cash	(37)	49	117

Net (decrease) increase in cash, cash equivalents and restricted cash	(1,360)	26,902	(851)

Cash, cash equivalents and restricted cash, beginning of year	31,564	4,662	5,513
Cash, cash equivalents and restricted cash, end of year	$30,204	$31,564	$4,662

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$21	$4	$15
Interest	$15	$12	$6

Supplemental disclosure of non-cash flow information:
Net transfer of equipment between inventory and property and equipment	$646	$472	$113

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

Transaction gains and losses that arise from exchange rate changes denominated in currencies other than the local currency are included in the Consolidated Statements of Operations as incurred. See Note 15, “Other (Expense) Income, Net” for the detail of foreign exchange transaction gains and losses for all periods presented.

USE OF ESTIMATES:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the Company’s consolidated financial statements include allowance for doubtful accounts, valuation of inventory at the lower of cost or net realizable value, and warranty reserves.

RECLASSIFICATIONS:

Certain reclassifications have been made to the previous year consolidated financial statements to conform to the current period presentation. The reclassifications had no impact on net income (loss), total assets, total liabilities, or shareholders’ equity.

CASH EQUIVALENTS:

Cash equivalents consist of money market instruments purchased with an original maturity of three months or less. These investments are reported at fair value.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Accounts receivable are derived from the sale of products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies. Accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. The Company also reviews its trade receivables by aging category to identify specific customers with known disputes or collection issues. The Company exercises judgment when determining the adequacy of these reserves as the Company evaluates historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received. During the fiscal year ended May 31, 2023, the Company recorded bad debt expense of $24,000. No significant adjustments to the allowance for doubtful accounts were recorded during the fiscal years ended May 31, 2022 or 2021.

CONCENTRATION OF CREDIT RISK:

The Company sells its products primarily to semiconductor manufacturers in North America, Asia, and Europe. As of May 31, 2023, approximately 17% and 83% of gross accounts receivable were from customers located in North America and Asia, respectively. As of May 31, 2022, approximately 20% and 80% of gross accounts receivable were from customers located in North America and Asia, respectively. Two customers accounted for 82% and 17% of gross accounts receivable as of May 31, 2023. Three customers accounted for 68%, 18% and 11% of gross accounts receivable as of May 31, 2022. Two customers accounted for 79% and 10% of net sales in fiscal 2023, respectively. One customer accounted for 82% of net sales in fiscal 2022. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company uses letter of credit terms for some of its international customers.

The Company’s cash and cash equivalents are generally deposited with major financial institutions in the United States, Philippines, Germany and Taiwan. The Company invests its excess cash in money market funds and U.S. Treasury securities. The money market funds bear the risk associated with each fund. The money market funds have variable interest rates. The Company’s cash and investment balances held at banks and brokerage firms may at time exceed federally insured levels. The Company has not experienced any material losses on its money market funds or short-term cash deposits.

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

INVENTORIES:

Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out method) or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less costs of completion, disposal and transportation. Provisions for excess, obsolete and unusable inventories are made after management’s evaluation of future demand and market conditions. The Company adjusts inventory balances to approximate the lower of its manufacturing costs or net realizable value. If actual future demand or market conditions become less favorable than those projected by management, additional inventory write-downs may be required, and would be reflected in cost of sales in the period the revision is made. During fiscal 2023, 2022 and 2021 the Company recognized a provision for inventory reserves of $569,000, $1,031,000, and $176,000, respectively.

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

PRODUCT DEVELOPMENT COSTS AND CAPITALIZED SOFTWARE:

Costs incurred in the research and development of new products or systems are charged to operations as incurred. Costs incurred in the development of software programs for the Company’s products are charged to operations as incurred until technological feasibility of the software has been established. Generally, technological feasibility is established when the software module performs its primary functions described in its original specifications, contains features required for it to be usable in a production environment, is completely documented and the related hardware portion of the product is complete. After technological feasibility is established, any additional costs are capitalized. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use. Capitalized costs are amortized over the estimated life of the related software product using the greater of the units of sales or straight-line methods over ten years. No system software development costs were capitalized or amortized in fiscal 2023, 2022 and 2021.

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

INCOME TAXES:

Income taxes are accounted for under the asset-and-liability method as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period corresponding to the enactment date. Under ASC 740, a valuation allowance is required when it is more likely than not all or some portion of the deferred tax assets will not be realized through generating sufficient future taxable income.

As of May 31, 2023 the Company maintained a full valuation allowance against its deferred tax assets. We will continue to assess whether sufficient future taxable income will be generated to permit the use of deferred tax assets, and will reverse all or a portion of the allowance when there is sufficient evidence to support the reversal. Based upon our prior two fiscal years of profitability, the outlook for the next fiscal year, and absent any additional objective negative evidence, the Company anticipates adjusting the current valuation allowance position in fiscal 2024.

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

COMPREHENSIVE INCOME (LOSS):

Comprehensive income (loss) generally represents all changes in shareholders’ equity except those resulting from investments or contributions by shareholders. Unrealized gains and losses from available-for-sale securities and on foreign currency translation adjustments are included in the Company’s components of comprehensive income (loss), which are excluded from net income (loss). In fiscal 2021, the Company recognized a gain of $2,401,000 related to the completed liquidation of ATS-Japan, a majority owned subsidiary, which is deducted from net income (loss) when calculating comprehensive income (loss). Refer to Note 18, “Dissolution of Aehr Test Systems Japan,” for a further discussion of the transaction. Comprehensive income (loss) is included in the statements of comprehensive income (loss).

RECENT ACCOUNTING PRONOUNCEMENTS:

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326), that requires measurement and recognition of expected credit losses for financial assets held based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Due to a subsequent ASU in November 2019, the accounting standard will be effective for the Company beginning in the first quarter of fiscal 2024 on a modified retrospective basis. The Company does not expect a material impact of this accounting standard on its consolidated financial statements.

2. REVENUE:

Disaggregation of revenue

The following tables show revenues by major product categories. Within each product category, contract terms, conditions and economic factors affecting the nature, amount, timing and uncertainty around revenue recognition and cash flow are substantially similar.

The Company’s revenues by product category are as follows (in thousands):

	Year Ended May 31,
	2023	2022	2021
Type of good / service:
Systems	$38,844	$25,224	$7,250
Contactors	21,873	22,647	5,837
Services	4,244	2,958	3,513
	$64,961	$50,829	$16,600
Product lines:
Wafer-level	$63,531	$48,926	$15,004
Test During Burn-In	1,430	1,903	1,596
	$64,961	$50,829	$16,600

The following presents information about the Company’s operations in different geographic areas.  Net sales are based upon ship-to location (in thousands):

	Year Ended May 31,
	2023	2022	2021
Geographic region:
United States	$9,289	$5,110	$5,386
Asia	55,609	45,700	11,074
Europe	63	19	140
	$64,961	$50,829	$16,600

With the exception of the amount of service contracts and extended warranties, the Company’s product category revenues are recognized at point in time when control transfers to customers.  The following presents revenue based on timing of recognition (in thousands):

	Year Ended May 31,
	2023	2022	2021
Timing of revenue recognition (in thousands):
Products and services transferred at a point in time	$63,531	$49,441	$15,009
Services transferred over time	1,430	1,388	1,591
	$64,961	$50,829	$16,600

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

Contract liabilities include payments received in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities are reported on the consolidated balance sheets at the end of each reporting period as a component of deferred revenue. Contract liabilities as of May 31, 2023 and 2022 were $2,853,000 and $2,484,000, respectively.  During the fiscal years ended May 31, 2023 and 2022, the Company recognized $2,179,000 and $189,000 of revenues that were included in contract liabilities as of May 31, 2022 and 2021, respectively.

Remaining performance obligations

On May 31, 2023, the Company had $163,000 of remaining performance obligations, exclusive of customer deposits, which were comprised of deferred service contracts and extended warranty contracts not yet delivered. The Company expects to recognize approximately 81% of its remaining performance obligations as revenue in fiscal 2024, and an additional 19% in fiscal 2025 and thereafter. The foregoing excludes the value of other remaining performance obligations as they have original durations of one year or less, and also excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

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

3. EARNINGS PER SHARE (“EPS”):

Basic EPS is determined using the weighted average number of common shares outstanding during the period. Diluted EPS is determined using the weighted average number of common shares and potential common shares (representing the dilutive effect of stock options, restricted shares, restricted shares units, or RSUs, and ESPP shares) outstanding during the period using the treasury stock method.

The following table presents the computation of basic and diluted earnings (net loss) per share attributable to Aehr Test Systems common shareholders (in thousands, except per share data):

	Year Ended May 31,
	2023	2022	2021
Numerator: Net income (net loss)	$14,557	$9,450	$(2,027)

Denominator for basic earnings (net loss) per share:
Weighted average shares outstanding	27,785	26,014	23,457

Shares used in basic earnings (net loss) per share calculation	27,785	26,014	23,457

Effect of dilutive securities	1,430	1,760	-

Denominator for diluted earnings (net loss) per share	29,215	27,774	23,457

Basic earnings (net loss) per share	$0.52	$0.36	$(0.09)

Diluted earnings (net loss) per share	$0.50	$0.34	$(0.09)

For the purpose of computing diluted earnings per share, weighted average potential common shares do not include stock options with an exercise price greater than the average fair value of the Company’s common stock for the period, as the effect would be anti-dilutive. Stock options to purchase 5,000 and 64,000 shares of common stock were outstanding as of May 31, 2023 and 2022, respectively, but were not included in the computation of diluted earnings per share, because the inclusion of such shares would be anti-dilutive. Stock options to purchase 2,766,000 shares of common stock were outstanding on May 31, 2021 but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive.  ESPP rights to purchase 239,000 ESPP shares and RSUs for 132,000 shares were outstanding on May 31, 2021 but were not included in the computation of diluted net loss per share, because the inclusion of such shares would be anti-dilutive.

4.  CASH, CASH EQUIVALENTS AND INVESTMENTS

The following table summarizes the Company’s cash, cash equivalents and investments by security type as of May 31, 2023 (in thousands):

	Cost	Gross Unrealized Loss	Estimated Fair Value

Cash	$3,182	$-	$3,182
Cash equivalents:
Money market funds	26,872	-	26,872
Total cash and cash equivalents	$30,054	$-	$30,054
Short-term investments:
U.S. treasury securities	$17,870	$(17)	$17,853
Long-term investments:
Money market funds	$150	$-	$150
Total cash, cash equivalents and investments	$48,074	$(17)	$48,057

The following table summarizes the Company’s cash, cash equivalents and investments by security type as of May 31, 2022 (in thousands):

	Cost	Gross Unrealized Loss	Estimated Fair Value

Cash	$2,955	$-	$2,955
Cash equivalents:
Money market funds	28,529	-	28,529
Total cash and cash equivalents	$31,484	$-	$31,484
Long-term investments:
Money market funds	$80	$-	$80
Total cash, cash equivalents and investments	$31,564	$-	$31,564

Long-term investments are included in other assets on the accompanying consolidated balance sheets.

Unrealized gains and losses on investments classified as available-for-sale are included within accumulated other comprehensive loss, net of any related tax effect. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to results of operations.

The unrealized loss of $17,000 as of May 31, 2023 is not considered other-than-temporary, and has been in an unrealized loss position for less than a year.

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

Level 3 - instrument valuations are obtained without observable market values and require a high level of judgment to determine the fair value.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of May 31, 2023 (in thousands):

	Balance as of
	May 31, 2023	Level 1	Level 2	Level 3
Money market funds	$27,022	$27,022	$-	$-
U.S. treasury securities	17,853	17,853
Total	$44,875	$44,875	$-	$-

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of May 31, 2022 (in thousands):

	Balance as of
	May 31, 2022	Level 1	Level 2	Level 3
Money market funds	$28,609	$28,609	$-	$-
Total	$28,609	$28,609	$-	$-

Included in money market funds as of May 31, 2023 and 2022 was $150,000 and $80,000 of restricted cash, respectively, representing a security deposit for the Company’s United States manufacturing and office space lease which is included in other assets in the consolidated balance sheets.

There were no financial liabilities measured at fair value as of May 31, 2023 and 2022.

There were no transfers between Level 1 and Level 2 fair value measurements during the fiscal years ended May 31, 2023 and 2022.

The carrying amounts of financial instruments including cash equivalents, accounts receivables, accounts payable and certain other accrued liabilities, approximate fair value due to their short maturities.

6. TRADE AND OTHER ACCOUNTS RECEIVABLE, NET:

Accounts receivable comprise (in thousands):

	May 31,
	2023	2022
Accounts receivable	$16,594	$12,859
Less: Allowance for doubtful accounts	-	-
	$16,594	$12,859

Accounts receivable represents customer trade receivables. As of May 31, 2023 and 2022, there were no allowances for doubtful accounts.

7. BALANCE SHEET DETAIL:

INVENTORIES:

	May 31,
(In Thousands)	2023	2022
Raw materials and sub-assemblies	$15,953	$9,507
Work in process	5,764	5,461
Finished goods	2,191	83
	$23,908	$15,051

PROPERTY AND EQUIPMENT, NET:

	May 31,
(In Thousands)	2023	2022
Leasehold improvements	$1,310	$1,230
Furniture and fixtures	706	697
Machinery and equipment	5,445	4,013
Test equipment	2,998	2,523
	10,459	8,463
Less: Accumulated depreciation and amortization	(7,700)	(7,260)
	$2,759	$1,203

Depreciation expense was $450,000, $307,000 and $310,000 for fiscal 2023, 2022, and 2021, respectively.

ACCRUED EXPENSES:

	May 31,
(In Thousands)	2023	2022
Commissions and bonuses	$1,728	$1,505
Payroll related	1,491	1,401
Warranty	267	410
Professional services	520	204
Investor relations	79	44
Taxes payable	22	13
Other	36	33
	$4,143	$3,610

CUSTOMER DEPOSITS AND DEFERRED REVENUE, SHORT-TERM:

	May 31,
(In Thousands)	2023	2022
Customer deposits	$2,690	$2,263
Deferred revenue	132	152
	$2,822	$2,415

8.  ACCUMULATED OTHER COMPREHENSIVE LOSS:

Changes in the components of accumulated other comprehensive loss, net of tax, were as follows (in thousands):

	Cumulative Translation Adjustments	Unrealized Loss on Investments, Net	Total

Balance as of May 31, 2021	$(28)	$-	$(28)
Other comprehensive loss before reclassifications	(77)	-	(77)
Balance as of May 31, 2022	(105)	-	(105)
Other comprehensive loss before reclassifications	(33)	(17)	(50)
Balance as of May 31, 2023	$(138)	$(17)	$(155)

9. INCOME TAXES:

Domestic and foreign components of income (loss) before income tax (expense) benefit are as follows (in thousands):

	Year Ended May 31,
	2023	2022	2021
Domestic	$14,541	$9,416	$(13,064)
Foreign	76	125	10,860
	$14,617	$9,541	$(2,204)

The income tax (expense) benefit consists of the following (in thousands):

	Year Ended May 31,
	2023	2022	2021
Federal income taxes:
Current	$(28)	$(59)	$163
Deferred	-	-	-
State income taxes:
Current	-	(5)	13
Deferred	-	-	-
Foreign income taxes:
Current	(32)	(27)	1
Deferred	-	-	-
	$(60)	$(91)	$177

The Company’s effective tax rate differs from the U.S. federal statutory tax rate, as follows:

	Year Ended May 31,
	2023	2022	2021
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal tax effect	-	0.1	0.6
Foreign rate differential	0.7	0.3	9.8
Stock-based compensation	(9.1)	(11.0)	(4.7)
Research and development credit	(2.3)	(1.3)	4.0
Change in valuation allowance	(9.3)	(4.7)	(32.1)
Controlled Foreign Corporation Liquidation. .	-	-	9.8
PPP Loan	-	(3.7)	-
Other	(0.6)	0.4	(0.4)
Effective tax rate	0.4%	1.1%	8.0%

The components of the net deferred tax assets and liabilities are as follows (in thousands):

	Year Ended May 31,
	2023	2022
Deferred tax assets:
Net operating losses	$11,964	$14,912
Lease liability	1,335	218
Credit carryforwards	6,235	5,535
Inventory reserves	938	934
Reserves and accruals	1,200	1,360
Capitalized research and development	1,187	-
Other	297	220
Less: valuation allowance	(21,859)	(22,980)
	1,297	199
Deferred tax liabilities:
Operating lease right-of-use assets	(1,297)	(199)
Net deferred tax assets (liabilities)	$-	$-

The valuation allowance decreased by $1,121,000 during fiscal 2023, decreased by $278,000 during fiscal 2022, and increased by $2,438,000 during fiscal 2021. As of May 31, 2023 and 2022, the Company provided a full valuation allowance against the deferred tax assets as it did not have enough objective evidence as required by GAAP to reverse its full valuation allowance. The Company will continue to evaluate the need for a valuation allowance against its deferred tax assets on a quarterly basis.

At May 31, 2023 and 2022, the Company has federal net operating loss carryforwards of approximately $46,967,000 and $61,068,000 respectively, to reduce future taxable income. A portion of the federal net operating losses will begin to expire in 2024. Federal net operating losses of $14,425,000 will carryforward indefinitely and would be subject to an 80% taxable income limitation in the year utilized. At May 31, 2023 and 2022, the Company has state net operating loss carryforwards of $30,203,000 and $30,043,000, respectively, to reduce future taxable income. The state net operating loss carryforwards will begin to expire in 2028.

At May 31, 2023 and 2022, the Company has federal research and development credit carryforwards of approximately $2,923,000 and $2,362,000, respectively, to offset future tax liability. The federal credit carryforwards began to expire in 2022. At May 31, 2023 and 2022, the Company has state research and development credit carryforwards of approximately $6,623,000 and $6,152,000 respectively, to offset future tax liability. The state credit carryforwards are not subject to expiration. The Company also has alternative minimum tax credit carryforwards of $34,000 for state purposes. The credits may be used to offset regular tax and do not expire.

Internal Revenue Code of 1986, as amended (“IRC”) Section 382 (“§382”) limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In general, if we experience a greater than 50% aggregate change in ownership over a three-year period, we are subject to an annual limitation under IRC §382 on the utilization of the Company’s pre-change NOL carryforwards. California and other states have similar laws. The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization.

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

The aggregate changes in the balance of gross unrecognized tax benefits are as follows (in thousands):

Beginning balance as of May 31, 2020	$1,852

Increases related to prior year tax positions	11
Increases related to current year tax positions	65

Balance at May 31, 2021	1,928

Increases related to prior year tax positions	12
Increases related to current year tax positions	78

Balance at May 31, 2022	2,018

Increases related to prior year tax positions	90
Increases related to current year tax positions	168

Balance at May 31, 2023	$2,276

As of May 31, 2023 and 2022, the Company has not recorded interest and penalties associated with its unrecognized tax benefits. The Company’s unrecognized gross tax benefits would not reduce the annual effective tax rate if recognized because it has recorded a full valuation allowance on its deferred tax assets. The Company does not foresee any material changes to the gross unrecognized tax benefit within the next twelve months. The Company’s policy is to recognize interest and penalties in income tax expense.

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

10. LEASES

The Company leases its manufacturing and office space under operating leases. The principal administrative and production facility is located in Fremont, California, in a 51,289 square foot building. The Company entered into a non-cancelable operating lease agreement for its United States manufacturing and office facility, which was renewed in December 2022 and expires in September 2030. The Company leases a 492 square foot sales and support office in Utting, Germany. The lease, which began on February 1, 1992 and expires on January 31, 2025, contains an automatic twelve months renewal, at rates to be determined, if no notice is given prior to six months from expiration. The Company leases a facility in the Philippines located in a 2,713 square foot building in Clark Freeport Zone, Pampanga. The lease, which began on January 1, 2021 and expires on December 31, 2025, contains an option to renew for another three years at rates stipulated in the contract, notice for renewal is given six months from expiration. Under the lease agreements, the Company is responsible for payments of utilities, taxes and insurance.

The Company has only operating leases for real estate including corporate offices, warehouse space and certain equipment. A lease with an initial term of 12 months or less is generally not recorded on the consolidated balance sheets, unless the arrangement includes an option to purchase the underlying asset, or renew the arrangement that the Company is reasonably certain to exercise (short-term leases). The Company recognizes lease expense on a straight-line basis over the lease term for short-term leases that the Company does not record on its balance sheets. The Company’s operating leases have remaining lease terms of one year to seven years.

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

The weighted average remaining lease term for the Company’s operating leases was 7.3 years at May 31, 2023 and the weighted average discount rate was 7.5%.

The Company’s operating lease cost was $923,000, $766,000 and $761,000 for the years ended May 31, 2023, 2022 and 2021, respectively.

The following table presents supplemental cash flow information related to the Company’s operating leases (in thousands):

	Year Ended May 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$835	$813	$779

    The following table presents the maturities of the Company’s operating lease liabilities as of May 31, 2023 (in thousands):

Fiscal year	Operating Leases
2024	$608
2025	1,143
2026	1,174
2027	1,195
2028	1,234
Thereafter	3,075
Total future minimum operating lease payments	8,429
Less: imputed interest	(2,129)
Present value of operating lease liabilities	$6,300

11. BORROWING AND FINANCING ARRANGEMENTS:

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

As of May 31, 2023 the Company had not drawn against the credit facility and was in compliance with all covenants related to obligations to meet reporting requirements. The balance available to borrow under the line as of May 31, 2023 was $8,004,000. There are no financial covenants in the agreement.

12. LONG-TERM DEBT:

On April 23, 2020, the Company obtained a Payroll Protection Program loan (“PPP Loan”) in the aggregate amount of $1,679,000 from SVB. The PPP Loan was evidenced by a promissory note dated April 23, 2020 (the “Note”) that matures on April 23, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on November 23, 2020. The PPP Loan proceeds were used for payroll, health care benefits, rent and utilities.

Under the terms of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP Loan. On June 12, 2021, the Company received confirmation from the SVB that on June 4, 2021, the Small Business Administration approved the Company’s PPP Loan forgiveness application for the entire PPP Loan balance of $1,679,000 and interest totaling $19,000, and the Company recognized a gain on loan forgiveness of $1,698,000.

13. STOCK-BASED COMPENSATION:

Stock-based compensation expense consists of expenses for stock options, restricted stock units (“RSUs”), performance RSUs, or PRSUs, restricted shares, performance restricted shares and employee stock purchase plan, or ESPP, purchase rights. Stock-based compensation expense for stock options and ESPP purchase rights is measured at each grant date, based on the fair value of the award using the Black-Scholes option valuation model, and is recognized as expense over the employee’s requisite service period. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different from those of publicly traded options. For RSUs, PRSUs, restricted shares and performance restricted shares, stock-based compensation expense is based on the fair value of the Company’s common stock at the grant date, and is recognized as expense over the employee’s requisite service period. All of the Company’s stock-based compensation is accounted for as equity instruments.

The following table summarizes the stock-based compensation expense for the fiscal years ended May 31, 2023, 2022 and 2021 (in thousands, except per share data):

	Year Ended May 31,
	2023	2022	2021
Stock-based compensation in the form of stock options,
RSUs, and ESPP purchase rights, included in:

Cost of sales	$331	$234	$70
Selling, general and administrative	1,711	1,721	816
Research and development	706	968	215

Net effect on net income (loss)	$2,748	$2,923	$1,101

Effect on earnings (net loss) per share:
Basic	$0.10	$0.11	$0.05
Diluted	$0.09	$0.11	$0.05

As of the years ended May 31, 2023, 2022 and 2021, stock-based compensation totaling $120,000, $83,000 and $0, respectively, was capitalized as part of inventory.

During fiscal 2023, 2022 and 2021, the Company recorded stock-based compensation related to stock options, RSUs, PRSUs, performance restricted shares and restricted shares of $1,988,000, $2,071,000 and $993,000, respectively. For PRSUs and performance restricted shares, the Company evaluates compensation expense quarterly and recognizes expense for performance-based awards only if it determines it is probable that performance criteria for the awards will be met.

As of May 31, 2023, the total compensation expense related to unvested stock-based awards under the Company’s 2016 Equity Incentive Plan, but not yet recognized, was $3,102,000 which is net of estimated forfeitures of $8,000. This expense will be amortized on a straight-line basis over a weighted average period of approximately 2.3 years.

During fiscal 2023, 2022 and 2021, the Company recorded stock-based compensation related to its ESPP of $760,000, $935,000 and $108,000, respectively.

As of May 31, 2023, the total compensation expense related to purchase rights under the ESPP but not yet recognized was $715,000. This expense will be amortized on a straight-line basis over a weighted average period of approximately 1.1 years.

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

Fair Value. The fair values of the Company’s stock options granted to employees in fiscal 2023, 2022 and 2021 were estimated using the following weighted average assumptions in the Black-Scholes option valuation method:

	Year Ended May 31,
	2023	2022	2021

Expected term (in years)	5 - 6	5 - 6	6
Volatility	86%	88%	72%
Risk-free interest rates	3.12%	1.50%	0.44%
Weighted average grant date fair value	$6.29	$4.01	$1.12

The fair value of our ESPP purchase rights for the fiscal 2023, 2022 and 2021 was estimated using the following weighted average assumptions:

	Year Ended May 31,
	2023	2022	2021

Expected term (in years)	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0
Volatility	91% – 203%	101% – 272%	74% – 88%
Risk-free interest rates	3.97%–4.94%	0.05%–2.44%	0.04%–0.17%
Weighted average grant date fair value	$13.60	$9.68	$1.03

EQUITY INCENTIVE PLAN:

In October 2006, the Company’s 2006 Equity Incentive Plan was approved by the shareholders, which provides for granting of incentive stock options, non-statutory stock options, restricted shares, RSUs, stock appreciation rights, PRSUs, performance restricted shares and other stock or cash awards as the Company’s Board of Directors may determine.

In October 2016, the Company’s 2016 Equity Incentive Plan was approved by the Company’s shareholders. The 2016 Equity Incentive Plan replaced our 2006 Equity Incentive Plan, which was scheduled to expire in October 2016, and will continue in effect until 2026. The exercise price of each stock option equals the market value of the Company's common stock on the date of grant. Options typically vest over four years, subject to the grantee’s continued service with the Company through the scheduled vesting date, and expire in seven years from the grant date. A total of 4,848,000 shares of common stock have been reserved for issuance under the Company’s 2016 Equity Incentive Plan, which includes 2,248,000 shares that remained available for issuance under the 2006 Equity Incentive Plan. Full value awards, which are equity awards other than options, stock appreciation rights or other awards that are based solely on an increase in value of the shares following the grant date, when granted or forfeited will be counted as two times the number of shares added or deducted to the remaining available shares for issuance under 2016 Equity Incentive Plan. See the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 16, 2021 for further information regarding the 2016 Equity Incentive Plan.

The following tables summarize the Company’s stock option and RSU transactions during fiscal 2023, 2022 and 2021 (in thousands):

Available
Shares
Balance, May 31, 2020	1,416

Options granted	(297)
RSUs granted	(680)
RSUs cancelled	2
Shares withheld for taxes and not issued	18
Options terminated	455
Options expired	(341)

Balance, May 31, 2021	573

Additional shares reserved	1,414
Options granted	(303)
RSUs granted	(1,044)
RSUs cancelled	20
Shares withheld for taxes and not issued	(30)
Options terminated	105

Balance, May 31, 2022	735

Options granted	(110)
RSUs granted	(674)
RSUs cancelled	60
Options terminated	16

Balance, May 31, 2023	27

The following table summarized the stock option transactions during fiscal 2023, 2022 and 2021 (in thousands, except per share data):

	Outstanding Options
		Weighted
	Number	Average	Aggregate
	of	Exercise	Intrinsic
	Shares	Price	Value
Balances, May 31, 2020	3,153	$2.17	$102

Options granted	297	$1.78
Options terminated	(455)	$2.31
Options exercised	(229)	$1.54

Balances, May 31, 2021	2,766	$2.16	$807

Options granted	303	$5.37
Options terminated	(105)	$1.59
Options exercised	(1,367)	$2.28

Balances, May 31, 2022	1,597	$2.70	$9,290

Options granted	110	$9.06
Options terminated	(16)	$5.42
Options exercised	(730)	$2.32

Balances, May 31, 2023	961	$3.67	$28,211

Options fully vested and expected to vest at May 31, 2023	947	$3.66	$27,796

The options outstanding and exercisable at May 31, 2023 were in the following exercise price ranges (in thousands, except per share data):

	Options Outstanding			Options Exercisable
	at May 31, 2023			at May 31, 2023
Range of Exercise Prices	Number Outstanding Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.34	41	4.39	$1.34	41	4.39	$1.34
$1.64-$1.86	365	3.53	$1.72	291	3.45	$1.70
$2.03-$2.40	185	2.61	$2.14	175	2.48	$2.14
$2.93	139	5.12	$2.93	35	5.12	$2.93
$3.46-$3.93	37	1.11	$3.93	37	1.11	$3.93
$8.00-34.00	194	5.97	$9.77	41	5.90	$10.18
$1.34-34.00	961	4.02	$3.67	620	3.35	$2.56	$18,895

The total intrinsic values of options exercised were $17,088,000, $12,542,000 and $152,000 during fiscal 2023, 2022 and 2021, respectively. The weighted average contractual life of the options exercisable and expected to be exercisable at May 31, 2023 was 4.01 years.

Options to purchase 620,000, 1,042,000 and 2,045,000 shares were exercisable at May 31, 2023, 2022 and 2021, respectively. These exercisable options had weighted average exercise prices of $2.56, $2.22 and $2.26 as of May 31, 2023, 2022 and 2021, respectively.

The following table summarizes RSUs, PRSUs, restricted shares and performance restricted shares granted to employees and members of the Company’s Board of Directors during fiscal 2023, 2022 and 2021:

	Year Ended May 31,
	2023	2022	2021
Employees:
Annual RSUs granted	152,000	120,000	161,000
Weighted-average grant-date fair value of annual RSUs	$8.03	$3.17	$1.86
Annual restricted shares granted	8,000	-	-
Weighted-average grant-date fair value of annual restricted shares	$8.00	-	-
RSUs granted in lieu of cash payment for salary reductions and bonus	-	89,000	18,000
Weighted-average grant-date value of RSU in lieu of cash payment	-	$2.50	$2.21
Maximum PRSUs to be vested if all revenue goals are achieved	80,000	270,000	-
Maximum Performance restricted shares to be vested if all revenue goals are achieved	24,000	-	-
Weighted-average grant-date fair value of PRSUs and performance restricted shares	$8.00	$3.41	-

Members of Board of Directors:
RSUs granted	44,000	43,000	161,000
Weighted-average grant-date fair value of RSUs	$11.35	$8.02	$1.81
Maximum PRSUs granted to be vested if all revenue goals are achieved	25,000	-	-
Weighted-average grant-date fair value of PRSUs	$8.00	-	-

PRSUs were granted to key officers and members of Board of Directors based upon revenue target thresholds for fiscal 2023 and 2022.

The following table summarizes the RSUs and PRSUs vested and unvested during fiscal 2023, 2022 and 2021:

	Year Ended May 31,
	2023	2022	2021
Net RSUs and PRSUs vested	240,000	96,000	207,000
Shares withheld to settle payroll taxes	178,000	62,000	9,000
Weighted average grant-date fair value of vested RSUs and PRSUs	$4.47	$3.12	$1.90
RSUs and PRSUs cancelled	30,000	10,000	1,000
Weighted average grant-date fair value of cancelled RSUs and PRSUs	$8.56	$2.93	$3.46
RSUs and PRSUs unvested	345,000	185,000	132,000
Weighted average grant-date fair value of unvested RSUs and PRSUs	$6.40	$3.00	$1.88
Intrinsic value of unvested RSUs and PRSUs (in thousands)	$11,392	$1,554	$297

EMPLOYEE STOCK PURCHASE PLAN:

In October 2006, the Company’s shareholders approved the 2006 Employee Stock Purchase Plan. In October 2016, the Company’s shareholders approved the Company’s Amended and Restated 2006 Employee Stock Purchase Plan (the “Purchase Plan”), which amended and restated the 2006 Employee Stock Purchase Plan. The Purchase Plan extended the term of the 2006 Employee Stock Purchase Plan indefinitely. See the Company’s Registration Statements on Form S-8 filed with the Securities and Exchange Commission on November 18, 2020 and November 16, 2022 for further information regarding the Purchase Plan. The Purchase Plan has consecutive, overlapping, twenty-four month offering periods. Each twenty-four-month offering period includes four six-month purchase periods. The offering periods generally begin on the first trading day on or after April 1 and October 1 each year. All employees who work a minimum of 20 hours per week and are customarily employed by the Company (or an affiliate thereof) for at least five months per calendar year are eligible to participate. Under the Purchase Plan, shares are purchased through employee payroll deductions at exercise prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of an offering period or the last day of the purchase period. If a participant’s rights to purchase stock under all employee stock purchase plans of the Company accrue at a rate which exceeds $25,000 worth of stock for a calendar year, such participant may not be granted an option to purchase stock under the Purchase Plan. The maximum number of shares a participant may purchase during a single purchase period is 3,000 shares. In October 2022, the Company’s shareholders approved an amendment to the Purchase Plan to increase the number of shares authorized for issuance thereunder by an additional 350,000 shares of the Company’s common stock. After such amendment, a total of 2,550,000 shares of the Company’s common stock have been authorized for issuance under the Purchase Plan. During the fiscal years ended May 31, 2023, 2022 and 2021, ESPP purchase rights of 77,000, 101,000, and 279,000 shares, respectively, were granted. For the fiscal years ended May 31, 2023, 2022 and 2021, approximately 211,000, 178,000 and 147,000 shares of common stock, respectively, were issued under the Purchase Plan. As of May 31, 2023, a total of 2,152,000 shares have been issued under the Purchase Plan, and 398,000 ESPP shares remain available for issuance.

14. EMPLOYEE BENEFIT PLANS:

EMPLOYEE STOCK OWNERSHIP PLAN:

The Company has a non-contributory, trusteed employee stock ownership plan for full-time employees who have completed three consecutive months of service and for part-time employees who have completed one year of service and have attained an age of 21. The Company can contribute either shares of the Company’s stock or cash to the plan. The contribution is determined annually by the Company and cannot exceed 15% of the annual aggregate salaries of those employees eligible for participation in the plan. On May 31, 2007, the Company converted the Aehr Test Systems Employee Stock Bonus Plan into the Aehr Test Systems Employee Stock Ownership Plan (the “Plan”). The stock bonus plan was converted to an employee stock ownership plan (“ESOP”) to enable the Plan to better comply with changes in the law regarding Company stock. Individuals’ account balances vest at a rate of 20% per year commencing upon completion of two years of service. Non-vested balances, which are forfeited following termination of employment, are allocated to the remaining employees in the Plan. Under the Plan provisions, each employee who reaches age fifty-five (55) and has been a participant in the Plan for ten years will be offered an election each year to direct the transfer of up to 25% of his/her ESOP account to the employee self-directed account in the Savings and Retirement Plan. For anyone who met the above prerequisites, the first election to diversify holdings was offered after May 31, 2008. In the sixth year, employees will be able to diversify up to 50% of their ESOP accounts. Contributions of $300,000 were authorized for the plan during fiscal 2023, $250,000 for 2022 and $60,000 for 2021. The contribution amounts are recorded as compensation expense in the period authorized and included in accrued expenses in the period authorized. Contributions of 29,832 shares were made to the ESOP during fiscal 2023 for fiscal 2022. Contributions of 26,666 shares were made to the ESOP during fiscal 2022 for fiscal 2021. Contributions of 36,000 shares were made to the ESOP during fiscal 2021 for fiscal 2020. The contribution for fiscal 2023 will be made in fiscal 2024. Shares held in the ESOP are included in the EPS calculation.

401(K) PLAN:

The Company maintains a defined contribution savings plan (the “401(k) Plan”) to provide retirement income to all qualified employees of the Company. The 401(k) Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan is funded by voluntary pre-tax contributions from employees. Contributions are invested, as directed by the participant, in investment funds available under the 401(k) Plan. The Company is not required to make, and did not make, any contributions to the 401(k) Plan during fiscal 2023, 2022 and 2021.

15. OTHER (EXPENSE) INCOME, NET:

Other (expense) income, net comprises the following (in thousands):

	Year Ended May 31,
	2023	2022	2021
Foreign exchange (loss) gain	$(3)	$32	$(111)
Other expense, net	-	(2)	(51)
	$(3)	$30	$(162)

16. PRODUCT WARRANTIES:

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

Following is a summary of changes in the Company’s liability for product warranties during the fiscal years ended May 31, 2023 and 2022 (in thousands):

	May 31,
	2023	2022

Balance at the beginning of the year	$410	$494
Accruals for warranties issued during the year	420	465
Adjustment to previously existing warranty	61	98
Consumption of reserves	(624)	(647)

Balance at the end of the year	$267	$410

The accrued warranty balance is included in accrued expenses on the consolidated balance sheets.

17. SEGMENT INFORMATION:

The Company has only one reportable segment. The information for revenue category by type, product line, geography and timing of revenue recognition, is summarized in Note 2, “Revenue.”

Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in thousands):

	May 31,
	2023	2022
United States	$2,713	$1,156
Asia	44	47
Europe	2	-
	$2,759	$1,203

As of May 31, 2023, operating lease right-of-use assets of $6,007,000, $70,000 and $45,000 were allocated in the United States, Asia and Europe, respectively. As of May 31, 2022, the operating lease right-of-use assets of $822,000 and $95,000 were allocated in the United States and Asia, respectively.

There were no revenues through distributors for the fiscal years ended May 31, 2023, 2022 and 2021.

18. DISSOLUTION OF AEHR TEST SYSTEMS JAPAN:

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

19. EQUITY:

On August 25, 2021, the Board of Directors authorized management to take actions necessary for the execution of a $75 million shelf registration. A Registration Statement on Form S-3 was filed with the SEC on September 3, 2021. A Prospectus Supplement for an "At the Market" ("ATM") sale of $25 million of common stock was subsequently filed on September 17, 2021. On October 8, 2021, the Company executed the ATM offering by selling 1,696,729 shares of common stock at an average selling price of $14.73 per share. The gross proceeds to the Company were $25.0 million, before commission fees of $0.7 million and offering expenses of $0.3 million. Another Prospectus Supplement for an ATM sale of $25 million of common stock was subsequently filed on February 8, 2023. The Company partially executed the ATM offering by selling 208,917 shares of common stock at an average selling price of $34.78 per share. The gross proceeds to the Company were $7.3 million, before commissions of $0.2 million and offering expenses of $0.2 million.

20. COMMITMENTS AND CONTINGENCIES:

COMMITMENTS

As of May 31, 2023 and 2022, the Company had restricted money market funds of $150,000 and $80,000, respectively, held by a financial institution, representing a security deposit for its United States manufacturing and office space lease. This amount is included in other assets on the consolidated balance sheets.

PURCHASE OBLIGATIONS

The Company has purchase obligations to certain suppliers. In some cases, the products the Company purchases are unique and have provisions against cancellation of the order. At May 31, 2023, the Company had $26,318,000 of purchase obligations which are due within the following 12 months. This amount does not include contractual obligations recorded on the consolidated balance sheets as liabilities.

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. To date, payments made by the Company under these agreements have not had a material impact on the Company’s operating results, financial position or cash flow.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control – Integrated Framework” (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of May 31, 2023.

(c) Changes in internal controls over financial reporting.

There were no changes in our internal controls over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

On March 28, 2023, Kenneth B. Spink, the Company’s Chief Financial Officer (“CFO”), notified the Company of his intention to retire after the end of current fiscal year end reporting. The Company has hired Chris Siu as CFO effective June 1, 2023. To facilitate an orderly transition, Mr. Spink intends to remain at the Company and continue to serve in his current role until August 31, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2023 Annual Meeting of Shareholders.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2023 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2023 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2023 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2023 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1.	Financial Statements

See Index under Item 8.

2.	Financial Statement Schedule

See Index under Item 8.

3.	Exhibits

See Item 15(b) below.

(b) Exhibits

The following exhibits are filed as part of or incorporated by reference into this Report:

Exhibit No.	Description
3.1(1)	Restated Articles of Incorporation of Registrant.
3.2(2)(25)(28)	Amended and Restated Bylaws of Registrant.
4.1(3)	Form of Common Stock certificate.
4.2(4)	Registration Rights Agreement by and among the Company and the Investors (as defined therein), dated as of September 22, 2016.
4.3(32)	Description of Securities
10.1(5)	2006 Equity Incentive Plan.*
10.2(6)	Amended and Restated 2006 Employee Stock Purchase Plan.*
10.3(7)	2016 Equity Incentive Plan.*
10.4(8)	Form of Indemnification Agreement entered into between Registrant and its directors and executive officers.*
10.5(9)	Form of Change of Control Agreement.*
10.6(10)	Lease dated August 3, 1999 for facilities located at Building C, 400 Kato Terrace, Fremont, California.
10.7(11)	First Amendment dated May 06, 2008 for facilities located at 400 Kato Terrace, Fremont, California.
10.8(12)	Second Amendment dated November 7, 2014 for facilities located at 400 Kato Terrace, Fremont, California.
10.9(13)	Third Amendment dated February 27, 2018 for facilities located at 400 Kato Terrace, Fremont, California.
10.10(14)	Offer Letter dated January 3, 2012, between the Company and Gayn Erickson.*
10.11(15)	Offer Letter dated March 5, 2013, between the Company and Rhea Posedel.*
10.12(16)	Change of Control Severance Agreement dated January 3, 2012, between the Company and Gayn Erickson.*
10.13(17)	Amended and Restated Change of Control Severance Agreement dated March 5, 2013, between the Company and Rhea J. Posedel.*
10.15(18)	Form of 2006 Equity Incentive Plan Stock Option Award Agreement.*
10.16(19)	Form of 2006 Equity Incentive Plan Restricted Stock Unit Award.*
10.17(20)	Form of 2016 Equity Incentive Plan Stock Option Award Agreement.*
10.18(21)	Form of 2016 Equity Incentive Plan Restricted Stock Unit Award.*
10.19(22)	Purchase Agreement by and among the Company and the Investors (as defined therein), dated as of September 22, 2016.
10.20(23)	Loan and Security Agreement, dated as of January 13, 2020 and effective on January 16, 2020, by and between Silicon Valley Bank and Aehr Test Systems.
10.21(24)	Promissory Note, dated April 23, 2020, with Silicon Valley Bank as Lender and Aehr Test Systems as Borrower.
10.22(26)	First Amendment, dated as of January 14, 2021, to Loan and Security Agreement by and between Silicon Valley Bank and Aehr Test Systems, dated January 13, 2020
10.23(27)	Equity Distribution Agreement, dated as of September 17, 2021, by and between Craig-Hallum Capital Group LLC and Aehr Test Systems
10.24(29)	Second Amendment, dated as of January 11, 2022, to Loan and Security Agreement by and between Silicon Valley Bank and Aehr Test Systems, dated January 13, 2020
10.25(30)	Third Amendment, dated as of January 10, 2023, to Loan and Security Agreement by and between Silicon Valley Bank and Aehr Test Systems, dated January 17, 2023
10.26(31)	Equity Distribution Agreement, dated as of February 7, 2023, by and among William Blair & Company L.L.C., Craig-Hallum Capital Group LLC and Aehr Test Systems
21.1(33)	Subsidiaries of the Company.
21.1	Subsidiaries of the Company (filed herewith).
23.1	Consent of BPM LLP - Independent Registered Public Accounting Firm (filed herewith).
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31.1	Certification Statement of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification Statement of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(30) Incorporated by reference to Exhibit 10.1 previously filed with the Company’s Current Report on Form 8-K filed January 17, 2023 (File No. 000-22893).

(31) Incorporated by reference to Exhibit 1.1 previously filed with the Company’s Current Report on Form 8-K filed February 8, 2023 (File No. 000-22893).

(32) Incorporated by reference to Exhibit 4.3 previously filed with the Company’s Annual Report on Form 10-K filed August 27, 2021 (File No. 000-22893).

(33) Incorporated by reference to Exhibit 21.1 previously filed with the Company’s Annual Report on Form 10-K filed August 27, 2021 (File No. 000-22893).

* Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 28, 2023

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

Signature	Title	Date

/s/ GAYN ERICKSON	President, Chief Executive Officer, and Director (Principal Executive Officer)	August 28, 2023
Gayn Erickson

/s/ KENNETH B. SPINK	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	August 28, 2023
Kenneth B. Spink

/s/ FARIBA DANESH	Director	August 28, 2023
Fariba Danesh

/s/ LAURA OLIPHANT	Director	August 28, 2023
Laura Oliphant

/s/ RHEA J. POSEDEL	Chairman	August 28, 2023
Rhea J. Posedel

/s/ GEOFFREY G. SCOTT	Director	August 28, 2023
Geoffrey G. Scott

/s/ HOWARD T. SLAYEN	Director	August 28, 2023
Howard T. Slayen