Form 10-Q
period 2023-08-31
AEHR TEST SYSTEMS
filed 2023-10-12
CIK 1040470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

Commission File Number 000-22893

AEHR TEST SYSTEMS
(Exact name of Registrant as Specified in its Charter)

California	94-2424084
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

400 Kato Terrace, Fremont, CA	94539
(Address of Principal Executive Offices)	(Zip Code)

(510) 623-9400

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock par value of $0.01 per share	AEHR	The NASDAQ Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

There were 28,799,313 shares of the Registrant’s Common Stock outstanding as of October 9, 2023.

1

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	August 31,	May 31,
(In thousands, except par value)	2023	2023
ASSETS
Current assets:
Cash and cash equivalents	$50,955	$30,054
Short-term investments	-	17,853
Accounts receivable, net	13,161	16,594
Inventories	31,557	23,908
Prepaid expenses and other current assets	540	621
Total current assets	96,213	89,030
Property and equipment, net	3,083	2,759
Operating lease right-of-use assets, net	5,951	6,123
Other non-current assets	222	231
Total assets	$105,469	$98,143
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	8,328	9,206
Accrued expenses	4,536	4,143
Operating lease liabilities, short-term	275	137
Deferred revenue, short-term	6,114	2,822
Total current liabilities	19,253	16,308
Operating lease liabilities, long-term	5,997	6,163
Deferred revenue, long-term	33	31
Other long-term liabilities	41	41
Total liabilities	25,324	22,543
Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, $0.01 par value: Authorized: 10,000 shares;
Issued and outstanding: none	-	-
Common stock, $0.01 par value: Authorized: 75,000 shares;
Issued and outstanding: 28,763 shares and 28,539 shares at August 31, 2023 and May 31, 2023, respectively	288	285
Additional paid-in-capital	127,630	127,776
Accumulated other comprehensive loss	(141)	(155)
Accumulated deficit	(47,632)	(52,306)
Total shareholders' equity	80,145	75,600
Total liabilities and shareholders’ equity	$105,469	$98,143

 The Condensed Consolidated Balance Sheet as of May 31, 2023 has been derived from the audited consolidated financial statements at that date.

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended August 31,
(In thousands, except per share data)	2023	2022
Revenue:
Product	$19,357	$9,588
Services	1,267	1,083
Total revenue	20,624	10,671
Cost of revenue:
Product	9,919	5,349
Services	724	841
Total cost of revenue	10,643	6,190
Gross profit	9,981	4,481
Operating expenses:
Research and development	2,457	1,498
Selling, general and administrative	3,409	2,525
Total operating expenses	5,866	4,023
Income from operations	4,115	458
Interest income, net	581	121
Other income (expense), net	(6)	24
Income before provision for income taxes	4,690	603
Provision for income taxes	16	14
Net income	$4,674	$589

Net income per share:
Basic	$0.16	$0.02
Diluted	$0.16	$0.02
Shares used in per share calculations:
Basic	28,649	27,242
Diluted	29,632	28,788

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

4

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended August 31,
(In thousands)	2023	2022
Net income	$4,674	$589
Other comprehensive income (loss), net of tax:
Net change in cumulative translation adjustment	(3)	(45)
Net change in unrealized loss on investments	17	-
Comprehensive income	$4,688	$544

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
(In thousands)	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Three Months Ended August 31, 2023
Balances, May 31, 2023	28,539	$285	$127,776	$(155)	$(52,306)	$75,600

Issuance of common stock under employee plans	247	3	315	-	-	318
Shares repurchased for tax withholdings on vesting of restricted stock units	(23)	-	(1,012)	-	-	(1,012)
Stock-based compensation	-	-	551	-	-	551
Net income	-	-	-	-	4,674	4,674
Foreign currency translation adjustment	-	-	-	(3)	-	(3)
Net unrealized gains on investments	-	-	-	17	-	17
Balances, August 31, 2023	28,763	$288	$127,630	$(141)	$(47,632)	$80,145

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
(In thousands)	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Three Months Ended August 31, 2022
Balances, May 31, 2022	27,120	$271	$117,686	$(105)	$(66,863)	$50,989

Issuance of common stock under employee plans	422	4	451	-	-	455
Shares repurchased for tax withholdings on vesting of restricted stock units	(147)	(1)	(1,178)	-	-	(1,179)
Stock-based compensation	-	-	709	-	-	709
Net income	-	-	-	-	589	589
Foreign currency translation adjustment	-	-	-	(45)	-	(45)
Balances, August 31, 2022	27,395	$274	$117,668	$(150)	$(66,274)	$51,518

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended August 31,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income	$4,674	$589
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	522	710
Depreciation and amortization	138	104
Accretion of investment discount	(130)	-
Non-cash lease expenses	172	177
Changes in operating assets and liabilities:
Accounts receivable	3,437	7,648
Inventories	(7,704)	(2,323)
Prepaid expenses and other current assets	90	(210)
Accounts payable	(939)	(769)
Accrued expenses	355	(1,130)
Deferred revenue	3,294	855
Operating lease liabilities	(28)	(192)
Income taxes payable	20	2
Net cash provided by operating activities	3,901	5,461

Cash flows from investing activities:
Purchases of property and equipment	(284)	(84)
Proceeds from maturities of investments	18,000	-
Net cash provided by (used in) investing activities	17,716	(84)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee plans	318	455
Shares repurchased for tax withholdings on vesting of restricted stock units	(1,012)	(1,179)
Net cash used in financing activities	(694)	(724)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(22)	10

Net increase in cash, cash equivalents and restricted cash	20,901	4,663

Cash, cash equivalents and restricted cash, beginning of period (1)	30,204	31,564
Cash, cash equivalents and restricted cash, end of period (1)	$51,105	$36,227

(1)	Includes restricted cash in other assets.

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

AEHR TEST SYSTEMS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization – Aehr Test Systems (the “Company”) was incorporated in California in May 1977 and develops and manufactures test and burn-in equipment used in the semiconductor industry.  The Company’s principal products are the FOX-XP, FOX-NP, and FOX-CP wafer contact and singulated die/module parallel test and burn-in systems, the WaferPak full wafer contactor, the DiePak carrier, the WaferPak aligner, the DiePak autoloader, and test fixtures.

Basis of Presentation – The unaudited Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting. Accordingly, the unaudited Condensed Consolidated Financial Statements do not include certain information and footnote disclosures normally included in our annual consolidated financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements for the interim periods presented have been prepared on a basis consistent with the May 31, 2023 audited Consolidated Financial Statements and reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated financial position and results of operations as of and for such periods indicated. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended May 31, 2023.

Principles of Consolidation – The Company’s Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries and all significant intercompany accounts and transactions have been eliminated upon consolidation.

Critical Accounting Policies and use of Estimates – The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2023. There have been no significant changes in the Company’s significant accounting policies during the three months ended August 31, 2023. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these Condensed Consolidated Financial Statements include valuation of inventory at the lower of cost or net realizable value and warranty reserves. Actual results could differ from those estimates.

Reclassifications - Certain reclassifications have been made to the prior period Condensed Consolidated Financial Statements to conform to the current period presentation. The reclassifications had no impact on net income, total assets, total liabilities, or shareholders’ equity.

Concentration of Credit Risk – Financial instruments which subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company performs credit evaluations of its customers’ financial condition and generally requires no collateral. The Company had revenues from an individual customer in excess of 10% of total revenues as follows:

	Three Months Ended August 31,
	2023	2022

Customer A	88.0%	67.3%
Customer B	*	22.9%

The Company had gross accounts receivable from individual customers in excess of 10% of gross accounts receivable as follows:

	August 31,	May 31,
	2023	2023

Customer A	74.0%	81.6%
Customer C	18.0%	16.5%

Recent Accounting Pronouncements — The Company’s accounts receivable are recorded at invoiced amounts less allowance for any credit losses. According to the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13 that the Company adopted on June 1, 2023, the Company recognizes credit losses based on forward-looking current expected credit losses (“CECL”). The Company makes estimates of expected credit losses based upon its assessment of various factors, including the age of accounts receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers. The allowance for credit losses is recognized in the condensed consolidated statements of operations. The uncollectible accounts receivable are written off in the period in which a determination is made that all commercially reasonable means of recovering them have been exhausted. The total allowance for credit losses was $0 at both August 31, 2023 and May 31, 2023, and there was no write-off of accounts receivable for the periods presented. The adoption of ASU 2016-13 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Although there are several other new accounting pronouncements issued by the FASB, the Company does not believe any of these accounting pronouncements had or will have a significant impact on its Condensed Consolidated Financial Statements.

2. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value of Measurements — The Company measures its cash equivalents and money market funds at fair value on a recurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. Assets and liabilities recorded at fair value are measured and classified in accordance with a three-tier fair value hierarchy based on the observability of the inputs available in the market used to measure fair value:

Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 — Inputs that are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be derived from observable market data. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and credit ratings.

Level 3 — Unobservable inputs that are supported by little or no market activities.

The following table represents the Company’s assets measured at fair value on a recurring basis as of August 31, 2023, and the basis for that measurement:

	Balance as of
(In thousands)	August 31, 2023	Level 1	Level 2	Level 3
Money market funds	$48,975	$48,975	$-	$-

Total	$48,975	$48,975	$-	$-

The following table represents the Company’s assets measured at fair value on a recurring basis as of May 31, 2023, and the basis for that measurement:

	Balance as of
	May 31, 2023	Level 1	Level 2	Level 3

Money market funds	$27,022	$27,022	$-	$-
U. S. treasury securities	17,853	17,853
Total	$44,875	$44,875	$-	$-

Included in money market funds as of August 31, 2023 and May 31, 2023 is $150,000 restricted cash representing a security deposit for the Company’s United States manufacturing and office space lease. There were no financial liabilities measured at fair value as of August 31, 2023 and May 31, 2023. There were no transfers between Level 1 and Level 2 fair value measurements during the three months ended August 31, 2023. The carrying amounts of financial instruments, including cash equivalents, accounts receivable, accounts payable and certain other accrued liabilities, approximate fair value due to their short maturities.

The following table summarizes the Company’s cash, cash equivalents and investments by security type as of August 31, 2023 and May 31, 2023, respectively:

Balances as of August 31, 2023		Gross Unrealized	Estimated
(In thousands)	Cost	Loss	Fair Value
Cash	$2,130	$-	$2,130
Cash equivalents:
Money market funds	$48,825	$-	$48,825
Total cash and cash equivalents	$50,955	$-	$50,955
Long-term investments:
Money market funds	$150	$-	$150
Total cash, cash equivalents and investments	$51,105	$-	$51,105

		Gross
Balances as of May 31, 2023		Unrealized	Estimated
(In thousands)	Cost	Loss	Fair Value
Cash	$3,182	$-	$3,182
Cash equivalents:
Money market funds	$26,872	$-	$26,872
Total cash and cash equivalents	$30,054	$-	$30,054
Short term investments:
U. S. treasury securities	$17,870	$(17)	$17,853
Long-term investments:
Money market funds	$150	$-	$150
Total cash, cash equivalents and investments	$48,074	$(17)	$48,057

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

3. BALANCE SHEET INFORMATION

Inventories

Inventories consisted of the following:

	August 31,	May 31,
(In thousands)	2023	2023
Raw materials and sub-assemblies	$19,422	$15,953
Work in process	9,617	5,764
Finished goods	2,518	2,191
	$31,557	$23,908

Property and equipment

Property and equipment, net consisted of the following:

	Useful life	August 31,	May 31,
(In thousands)	(In years)	2023	2023
Leasehold improvements	*	$1,325	$1,310
Machinery and equipment	3 - 6	5,787	5,445
Test equipment	4 - 6	3,083	2,998
Furniture and fixtures	2 - 6	725	706
		10,920	10,459
Less: accumulated depreciation and amortization		(7,837)	(7,700)
		$3,083	$2,759

* Lesser of estimated useful life or lease term.

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

The following is a summary of changes in the Company's liability for product warranties during the three months ended August 31, 2023 and 2022:

	Three Months Ended August 31,
(In thousands)	2023	2022
Balance at the beginning of the period	$267	$410
Accruals for warranties issued during the period	65	118
Adjustments to previously existing warrany accruals	-	61
Consumption of reserves	(100)	(165)
Balance at the end of the period	$232	$424

The accrued warranty balance is included in accrued expenses on the accompanying Condensed Consolidated Balance Sheets.

Deferred revenue

Deferred revenue, short-term consisted of the following:

	August 31,	May 31,
(In thousands)	2023	2023
Customer deposits	$2,008	$2,690
Deferred revenue	4,106	132
	$6,114	$2,822

4. INCOME TAX

The Company is subject to U.S federal and state and foreign income taxes as a corporation. The Company’s tax provision and the resulting effective tax rate for the interim period is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter. The Company recorded a provision for income taxes of $16,000 and $14,000 for the three months ended August 31, 2023 and 2022, respectively, which consisted primarily of foreign withholding taxes and foreign income taxes.

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

Since fiscal 2009, a full valuation allowance was established against all deferred tax assets, as management determined that it was more likely than not that certain deferred tax assets would not be realized. The Company continues to reassess the need for a valuation allowance on a quarterly basis.

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

5. BORROWING ARRANGEMENTS

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

As of August 31, 2023, the Company had not drawn against the credit facility and was in compliance with all covenants related to obligations to meet reporting requirements. The balance available to borrow under the line as of August 31, 2023 was $5,396,000. There are no financial covenants in the agreement.

6. COMMITMENTS AND CONTINGENCIES

Commitments

As of August 31, 2023 and May 31, 2023, the Company had restricted money market funds of $150,000, held by a financial institution, representing a security deposit for its United States manufacturing and office space lease. This amount is included in other assets on the Condensed Consolidated Balance Sheets.

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

7. SHAREHOLDERS’ EQUITY

On August 25, 2021, the Board of Directors authorized management to take actions necessary for the execution of a $75 million shelf registration. A Registration Statement on Form S-3 was filed with the SEC on September 3, 2021. A Prospectus Supplement for an "At the Market" ("ATM") sale of $25 million of common stock was subsequently filed on September 17, 2021. On October 8, 2021, the Company executed the ATM offering by selling 1,696,729 shares of common stock at an average selling price of $14.73 per share. The gross proceeds to the Company were $25.0 million, before commission fees of $0.7 million and offering expenses of $0.3 million. Another Prospectus Supplement for an ATM sale of $25 million of common stock was subsequently filed on February 8, 2023. The Company partially executed the ATM offering by selling 208,917 shares of common stock at an average selling price of $34.78 per share. The gross proceeds to the Company were $7.3 million, before commissions of $0.2 million and offering expenses of $0.2 million. As of August 31, 2023, the remaining amount of the ATM offering was $17.7 million.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in the components of accumulated other comprehensive loss, net of tax, were as follows (in thousands):

	Cumulative	Unrealized loss
(In thousands)	translation adjustment	on investments, net	Total
Balance as of May 31, 2023	$(138)	$(17)	$(155)
Other comprehensive income (loss) before reclassifications	(3)	17	14
Balance as of August 31, 2023	$(141)	$-	$(141)

9. REVENUE

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

Disaggregation of revenue

The following presents information about the Company’s net revenues in different geographic areas, which are based upon ship-to locations, and by product category:

	Three Months Ended August 31,
(In thousands)	2023	2022
Asia	$19,231	$7,808
United States	789	2,863
Europe	604	-
	$20,624	$10,671

	Three Months Ended August 31,
(In thousands)	2023	2022
Systems	$8,093	$9,094
Contactors	11,264	494
Services	1,267	1,083
	$20,624	$10,671

With the exception of the amount of service contracts and extended warranties, the Company’s product net revenues are recognized at a point in time when control transfers to the customer. The following presents net revenues based on timing of recognition:

	Three Months Ended August 31,
(In thousands)	2023	2022
Timing of revenue recognition:
Products and services transferred at a point in time	$20,011	$10,254
Services transferred over time	613	417
	$20,624	$10,671

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

Contract liabilities include payments received in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities are reported on the Condensed Consolidated Balance Sheets at the end of each reporting period as a component of deferred revenue. Contract liabilities as of August 31, 2023 and May 31, 2023 were $6.1 million and $2.9 million, respectively. During the three months ended August 31, 2023, the Company recognized $0.7 million of revenues that were included in contract liabilities as of May 31, 2023.

Remaining performance obligations

On August 31, 2023, the Company had $0.1 million of remaining performance obligations, which were comprised of deferred service contracts and extended warranty contracts not yet delivered. The Company expects to recognize approximately 72% of its remaining performance obligations as revenue in the remainder of fiscal 2024, and an additional 28% in fiscal 2025 and thereafter. The foregoing excludes the value of other remaining performance obligations as they have original durations of one year or less, and also excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

Costs to obtain or fulfill a contract

The Company generally expenses sales commissions when incurred as a component of selling, general and administrative expenses as the amortization period is typically less than one year. Additionally, the majority of the Company’s cost of fulfillment as a manufacturer of products is classified as inventory and fixed assets, which are accounted for under the respective guidance for those asset types. Other costs of contract fulfillment are immaterial due to the nature of the Company’s products and their respective manufacturing process.

10. STOCK-BASED COMPENSATION

Stock-based compensation expense consists of expenses for stock options, restricted stock units (“RSUs”), performance RSUs, or PRSUs, restricted shares, performance restricted shares and employee stock purchase plan, or ESPP, purchase rights. Stock-based compensation expense for stock options and ESPP purchase rights is measured at each grant date, based on the fair value of the award using the Black-Scholes option valuation model, and is recognized as expense over the employee’s requisite service period. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different from those of publicly traded options. For RSUs, PRSUs, restricted shares and performance restricted shares, stock-based compensation expense is based on the fair value of the Company’s common stock at the grant date and is recognized as expense over the employee’s requisite service period. All of the Company’s stock-based compensation is accounted for as equity instruments. See Note 13 in the Company’s Annual Report on Form 10-K for fiscal 2023 filed on August 28, 2023 for further information regarding the 2016 Equity Incentive Plan (the “2016 Plan”) and the ESPP.

The following table summarizes the stock-based compensation expense for the three months ended August 31, 2023 and 2022:

	Three Months Ended August 31,
(In thousands)	2023	2022
Cost of sales	$63	$91
Research and development	153	154
Selling, general and administrative	306	465
	$522	$710

There were $149,000 and $120,000 in stock-based compensation expense capitalized as part of inventory as of August 31, 2023 and as of May 31, 2023, respectively.

There were no options granted during the three months ended August 31, 2023. There were no ESPP purchase rights granted during the three months ended August 31, 2023 and 2022.

Nonvested restricted stock units activity during the three months ended August 31, 2023, was as follows:

		Weighted
		Average Grant
		Date Fair
	Shares	Value
	(in thousands)	Per Share
Unvested May 31, 2023	345	$6.40
Granted	-
Vested	(77)	7.16
Forfeited	(52)	5.79
Unvested August 31, 2023	216	$6.27

11. NET INCOME PER SHARE

Basic net income per share is determined using the weighted average number of common shares outstanding during the period. Diluted net income per share is determined using the weighted average number of common shares and potential common shares (representing the dilutive effect of stock options, unvested RSUs, and ESPP shares) outstanding during the period using the treasury stock method. The following table presents the computation of basic and diluted net income per share:

	Three Months Ended August 31,
(In thousands, except per share data)	2023	2022
Numerator:
Net income	$4,674	$589
Denominator:
Basic weighted average shares outstanding	28,649	27,242
Dilutive effect of common equivalent shares outstanding	983	1,546
Diluted weighted average shares outstanding	29,632	28,788

Net income per share - Basic	$0.16	$0.02
Net income per share - Diluted	$0.16	$0.02

For the purpose of computing diluted net income per share, weighted average potential common shares do not include stock options with an exercise price greater than the average fair value of the Company’s common stock for the period, as the effect would be anti-dilutive. Stock options to purchase 2,000 and 152,000 shares of common stock were outstanding as of August 31, 2023 and 2022, respectively, but were not included in the computation of diluted net income per share, because the inclusion of such shares would be anti-dilutive.

12. SEGMENT AND CONCENTRATION INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in deciding how to allocate resources and in assessing performance.

The Company’s chief operating decision maker, the chief executive officer, reviews discrete financial information presented on a consolidated basis for purposes of regularly making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in one operating segment.

Long-lived assets, net by geographic area are as follows:

	August 31,	May 31,
(In thousands)	2023	2023
United States	$3,041	$2,713
International	42	46
Total long-lived assets, net	$3,083	$2,759

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact may be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential”, “target” or “continue,” the negative effect of terms like these or other similar expressions. Any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries, which may be provided by us are also forward-looking statements. These forward-looking statements are only predictions. Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those anticipated or projected. All forward-looking statements included in this document are based on information available to us on the date of filing and we further caution investors that our business and financial performance are subject to substantial risks and uncertainties. We assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risk factors set forth in Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended May 31, 2023, filed with the Securities and Exchange Commission on August 28, 2023. All references to “we”, “us”, “our”, “Aehr Test”, “Aehr Test Systems” or the “Company” refer to Aehr Test Systems.

Overview

Aehr Test Systems is a leading provider of test solutions for testing, burning-in, and stabilizing semiconductor devices in wafer level, singulated die, and package part form, and has installed thousands of systems worldwide. Increasing quality, reliability, safety, and security needs of semiconductors used across multiple applications, including electric vehicles, electric vehicle charging infrastructure, solar and wind power, computing, data and telecommunications infrastructure, and solid-state memory and storage, are driving additional test requirements, incremental capacity needs, and new opportunities for Aehr Test products and solutions.

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

Our net revenue consists primarily of sales of FOX-P systems, WaferPak Aligners and DiePak Loaders, WaferPak contactors, DiePak carriers, test fixtures, upgrades and spare parts, service contracts revenues, and non-recurring engineering charges. Our selling arrangements may include contractual customer acceptance provisions, which are mostly deemed perfunctory or inconsequential, and installation of the product occurs after shipment, transfer of title and risk of loss.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these Condensed Consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, assumptions and judgments, including those related to customer programs and incentives, product returns, credit losses, inventories, income taxes, warranty obligations, and long-term service contracts. Our estimates are derived from historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Those results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of the critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023.

There have been no material changes to our critical accounting policies and estimates during the three months ended August 31, 2023 compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023.

Results of Operations

Discussion of Results of Operations for the Three Months Ended August 31, 2023 compared to the Three Months Ended August 31, 2022

Revenues

Revenue by Category	Three Months Ended August 31,		Percent
(Dollars in thousands)	2023	2022	Change
Products	$19,357	$9,588	102%
Services	1,267	1,083	17%
Total revenues	$20,624	$10,671	93%
Products as a percentage of total revenues	93.9%	89.9%
Services as a percentage of total revenues	6.1%	10.1%

Revenue increased to $20.6 million for the three months ended August 31, 2023 from $10.7 million for the three months ended August 31, 2022. Our contactor revenue increased by $10.8 million and our service revenue increased by $0.2 million, partially offset by a $1.0 million decrease in our system revenues.

Revenue by Geography	Three Months Ended August 31,		Percent
(Dollars in thousands)	2023	2022	Change
Asia	$19,231	$7,808	146%
United States	789	2,863	(72)%
Europe	$604	$-	100%
Total revenues	$20,624	$10,671	93%
Asia as a percentage of total revenues	93.3%	73.2%
United States as a percentage of total revenues	3.8%	26.8%
Europe as a percentage of total revenues	2.9%	0.0%

On a geographic basis, revenues represent products that were shipped to or services that were performed at our customer locations. For the three months period ended August 31, 2023, international revenues significantly increased, compared to the same period in the prior year, primarily as a result of the shipments to our main customer in Asia, partially offset by the decline in net revenue from a customer in the United States.

Gross Margin

Gross Profit by Category	Three Months Ended August 31,		Percent
(Dollars in thousands)	2023	2022	Change
Products	$9,438	$4,239	123%
Services	543	242	124%
Gross profit	$9,981	$4,481	123%

Gross Margin by Category
Product	48.8%	44.2%
Services	42.9%	22.3%
Gross margin	48.4%	42.0%

Gross profit increased to $10.0 million for the three months ended August 31, 2023 from $4.5 million for the three months ended August 31, 2022. Gross margin increased to 48.4% for the three months ended August 31, 2023 from 42.0% for the three months ended August 31, 2022. The increase in gross margin of 6.4 percentage points was primarily due to the increased sales of higher margin contactor products, as well as a reduction in manufacturing overhead due to higher production rates for future sales.

Research and Development

	Three Months Ended August 31,		Percent
(Dollars in thousands)	2023	2022	Change
Research and development	$2,457	$1,498	64%
As a percentage of total revenues	11.9%	14.0%

Research and development expenses consist primarily of personnel-related costs to support product development activities, including compensation and benefits, outside development services, travel, facilities cost allocations, and stock-based compensation charges. Research and development expenses increased to $2.5 million for the three months ended August 31, 2023, compared to $1.5 million for the three months ended August 31, 2022. The increase of $1.0 million was mostly due to non-recurring engineering services charges for $0.6 million, an increase in recruiting fees for $0.2 million and an increase in employment costs due to bonus/other compensation for $0.2 million. We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of the timing of product development projects and revenue generating activity requirements.

Selling, General and Administrative

	Three Months Ended August 31,		Percent
(Dollars in thousands)	2023	2022	Change
Selling, general and administrative	$3,409	$2,525	35%
As a percentage of total revenues	16.5%	23.7%

Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel, legal and accounting services, marketing communications, travel and facilities cost allocations, and stock-based compensation charges. Selling, general and administrative expenses increased to $3.4 million for the three months ended August 31, 2023, compared to $2.5 million for the three months ended August 31, 2022. The increase of $0.9 million was mostly due to headcount increase, higher employee-related compensation expense for $0.6 million and increased audit and professional fees for $0.2 million.

Interest and Other Income (Expense), Net

	Three Months Ended August 31,		Percent
(Dollars in thousands)	2023	2022	Change
Interest income	$581	$121	380%
Other income (expense), net	(6)	24	(125%)
Interest and other income (expense), net	$575	$145	297%

Interest and other income (expense), net, primarily consists of interest income and foreign currency transaction exchange gain (loss). Interest and other income (expense), net, increased for the three months ended August 31, 2023, compared to the year-ago period primarily due to net favorable interest income due to higher yields from our investments in money market funds.

Provision for Income Taxes

	Three Months Ended August 31,		Percent
(Dollars in thousands)	2023	2022	Change
Provision for income taxes	$16	$14	14%

Income tax expense was not significant due to the available net operating losses and research and development credits carryforwards.

Liquidity and Capital Resources

Cash, cash equivalents, restricted cash and short-term investments were $51.1 million as of August 31, 2023, compared to $48.1 million as of May 31, 2023. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for the next twelve months.

	Three Months Ended August 31,
(In thousands)	2023	2022	Change
Operating activities	$3,901	$5,461	$(1,560)
Investing activities	17,716	(84)	17,800
Financing activities	(694)	(724)	30
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(22)	10	(32)
Net increase in cash, cash equivalents and restricted cash	$20,901	$4,663	$16,238

Net Cash Flows Provided by Operating Activities

Cash flow from operating activities during the three months ended August 31, 2023 mostly consisted of net income, adjusted for certain non-cash items which primarily consisted of depreciation and amortization, share-based compensation expense and non-cash lease expenses. The $1.6 million decrease in cash flows from operating activities for the three months ended August 31, 2023, compared to the year-ago period, was driven primarily by an increase in cash used in inventory production for $5.4 million due to anticipated customer demand, a decrease in cash provided by accounts receivable due to an increase in collections of $4.2 million, partially offset by higher net income of $4.1 million, an increase in cash from an increase in deferred revenue due to higher collection of deposits from customers by $2.4 million and an increase cash of $1.5 million from changes in accrued expenses due higher bonus accruals and timing of payments.

Net Cash Flows Provided by (Used in) Investing Activities

Net cash provided by investing activities increased by $18.0 million for the three months ended August 31, 2023 compared for the year-ago period. The increase was primarily due to the maturity of our short-term investments, currently invested in our money market accounts.

Net Cash Flows Used in Financing Activities

Net cash used in financing activities was flat for the three months ended August 31, 2023, compared to the year-ago period. For the three months ended August 31, 2023, net cash used in financing activities primarily consisted of cash used to repurchase shares of our common stock on vesting of RSUs, partially offset by the proceeds from issuance of common stock under our employee plans.

Off-Balance Sheet Agreements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. There have been no material changes in the composition, magnitude or other key characteristics of our contractual obligations or other commitments as disclosed in the Company's Annual Report on Form 10-K for the year ended May 31, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, evaluated the effectiveness of our "disclosure controls and procedures" as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of August 31, 2023, in connection with the filing of this Quarterly Report on Form 10-Q. Based on that evaluation as of August 31, 2023, our CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended August 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to various claims and legal proceedings that arise in the ordinary course of business. We accrue for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. During the reported period, we were not a party to any material legal proceedings, thus no loss was probable and no amount was accrued as of August 31, 2023.

Item 1A. Risk Factors

Item 1A, “Risk Factors,” on pages 10 through 16 of the Company’s Annual Report on Form 10-K for the year ended May 31, 2023, provides information on the significant risks associated with our business. There have been no subsequent material changes to these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1(1)	Restated Article of Incorporation of Registrant

3.2(2)	Amended and Restated Bylaws of the Registrant

4.1(3)	Form of Common Stock certificate

31.01	Certification of the principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.02	Certification of the principal financial and accounting officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.†

101.SCH	XBRL Taxonomy Extension Schema Document.†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†

1	Incorporated by reference to the same-numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 filed June 11, 1997 (File No. 333-28987).
2	Incorporated by reference to Exhibit 3.1 previously filed with the Company’s Current Report on Form 8-K filed September 9, 2020 (File No. 000-22893).
3	Incorporated by reference to the same-numbered exhibit previously filed with Amendment No.1 to the Company’s Registration Statement on Form S-1 filed July 17, 1997 (File No. 333-28987).
†	Filed herewith.
**	Furnished, and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEHR TEST SYSTEMS

Date: October 13, 2023	By:	/s/ GAYN ERICKSON
Gayn Erickson
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 13, 2023	By:	/s/ CHRIS P. SIU
Chris P. Siu
Executive Vice President of Finance, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

