Form 10-Q
period 2023-11-30
AEHR TEST SYSTEMS
filed 2024-01-12
CIK 1040470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2023

or

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

There were 28,849,237 shares of the Registrant’s Common Stock outstanding as of December 31, 2023.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30,	May 31,
(In thousands, except par value)	2023	2023
ASSETS
Current assets:
Cash and cash equivalents	$50,514	$30,054
Short-term investments	-	17,853
Accounts receivable, net	4,573	16,594
Inventories	33,817	23,908
Prepaid expenses and other current assets	2,861	621
Total current assets	91,765	89,030
Property and equipment, net	3,185	2,759
Operating lease right-of-use assets, net	5,987	6,123
Other non-current assets	238	231
Total assets	$101,175	$98,143
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,183	$9,206
Accrued expenses	3,232	4,143
Operating lease liabilities, short-term	397	137
Deferred revenue, short-term	147	2,822
Total current liabilities	7,959	16,308
Operating lease liabilities, long-term	6,016	6,163
Deferred revenue, long-term	4	31
Other long-term liabilities	42	41
Total liabilities	14,021	22,543
Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, $0.01 par value: Authorized: 10,000 shares;
Issued and outstanding: none	-	-
Common stock, $0.01 par value: Authorized: 75,000 shares;
Issued and outstanding: 28,826 shares and 28,539 shares at November 30, 2023 and May 31, 2023, respectively	288	285
Additional paid-in-capital	128,543	127,776
Accumulated other comprehensive loss	(134)	(155)
Accumulated deficit	(41,543)	(52,306)
Total shareholders' equity	87,154	75,600
Total liabilities and shareholders’ equity	$101,175	$98,143

The Condensed Consolidated Balance Sheet as of May 31, 2023 has been derived from the audited consolidated financial statements at that date.

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
(In thousands, except per share data)	2023	2022	2023	2022
Revenue:
Product	$19,837	$14,007	$39,194	$23,595
Services	1,594	808	2,861	1,891
Total revenue	21,431	14,815	42,055	25,486
Cost of revenue:
Product	9,707	6,497	19,626	12,011
Services	766	407	1,490	1,083
Total cost of revenue	10,473	6,904	21,116	13,094
Gross profit	10,958	7,911	20,939	12,392
Operating expenses:
Research and development	1,972	1,551	4,429	3,049
Selling, general and administrative	3,518	2,875	6,927	5,400
Total operating expenses	5,490	4,426	11,356	8,449
Income from operations	5,468	3,485	9,583	3,943
Interest income, net	631	263	1,212	384
Other income (expense), net	10	(5)	4	19
Income before provision for income taxes	6,109	3,743	10,799	4,346
Provision for income taxes	20	18	36	32
Net income	$6,089	$3,725	$10,763	$4,314

Net income per share:
Basic	$0.21	$0.14	$0.37	$0.16
Diluted	$0.20	$0.13	$0.36	$0.15
Shares used in per share calculations:
Basic	28,801	27,579	28,725	27,410
Diluted	29,769	29,080	29,700	28,934

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
(In thousands)	2023	2022	2023	2022
Net income	$6,089	$3,725	$10,763	$4,314
Other comprehensive income (loss), net of tax:
Net change in cumulative translation adjustment	7	1	4	(44)
Net change in unrealized gain (loss) on investments	-	(6)	17	(6)
Comprehensive income	$6,096	$3,720	$10,784	$4,264

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
(In thousands)	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Three Months Ended November 30, 2023
Balances, August 31, 2023	28,763	$288	$127,630	$(141)	$(47,632)	$80,145

Issuance of common stock under employee plans	74	-	774	-	-	774
Issuance cost of common stock offering	-	-	(72)	-	-	(72)
Shares repurchased for tax withholdings on vesting of restricted stock units	(11)	-	(448)	-	-	(448)
Stock-based compensation	-	-	659	-	-	659
Net income	-	-	-	-	6,089	6,089
Foreign currency translation adjustment	-	-	-	7	-	7
Balances, November 30, 2023	28,826	$288	$128,543	$(134)	$(41,543)	$87,154

				Accumulated
			Additional	Other
	Common Stock	Paid-in	Comprehensive	Accumulated	Shareholders'	Total
(In thousands)	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Six Months Ended November 30, 2023
Balances, May 31, 2023	28,539	$285	$127,776	$(155)	$(52,306)	$75,600

Issuance of common stock under employee plans	321	3	1,089	-	-	1,092
Issuance cost of common stock offering	-	-	(72)	-	-	(72)
Shares repurchased for tax withholdings on vesting of restricted stock units	(34)	-	(1,460)	-	-	(1,460)
Stock-based compensation	-	-	1,210	-	-	1,210
Net income	-	-	-	-	10,763	10,763
Foreign currency translation adjustment	-	-	-	4	-	4
Net unrealized gains on investments	-	-	-	17	-	17
Balances, November 30, 2023	28,826	$288	$128,543	$(134)	$(41,543)	$87,154

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

				Accumulated
			Additional	Other
	Common Stock	Paid-in	Comprehensive	Accumulated	Shareholders'	Total
(In thousands)	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Three Months Ended November 30, 2022
Balances, August 31, 2022	27,395	$274	$117,668	$(150)	$(66,274)	$51,518

Issuance of common stock under employee plans	339	3	654	-	-	657
Shares repurchased for tax withholdings on vesting of restricted stock units	(2)	-	(37)	-	-	(37)
Stock-based compensation	-	-	809	-	-	809
Net income	-	-	-	-	3,725	3,725
Foreign currency translation adjustment	-	-	-	1	-	1
Net unrealized loss on investments	-	-	-	(6)	-	(6)
Balances, November 30, 2022	27,732	$277	$119,094	$(155)	$(62,549)	$56,667

				Accumulated
			Additional	Other
	Common Stock	Paid-in	Comprehensive	Accumulated	Shareholders'	Total
(In thousands)	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Six Months Ended November 30, 2022
Balances, May 31, 2022	27,120	$271	$117,686	$(105)	$(66,863)	$50,989

Issuance of common stock under employee plans	761	7	1,105	-	-	1,112
Shares repurchased for tax withholdings on vesting of restricted stock units	(149)	(1)	(1,215)	-	-	(1,216)
Stock-based compensation	-	-	1,518	-	-	1,518
Net income	-	-	-	-	4,314	4,314
Foreign currency translation adjustment	-	-	-	(44)	-	(44)
Net unrealized loss on investments	-	-	-	(6)	-	(6)
Balances, November 30, 2022	27,732	$277	$119,094	$(155)	$(62,549)	$56,667

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

AEHR TEST SYSTEMS
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended November 30,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income	$10,763	$4,314
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	1,160	1,503
Depreciation and amortization	283	225
Accretion of investment discount	(130)	(64)
Amortization of operating lease right-of-use assets	337	356
Provision for doubtful accounts	-	24
Changes in operating assets and liabilities:
Accounts receivable	12,037	2,618
Inventories	(9,996)	(3,094)
Prepaid expenses and other current assets	(2,245)	(196)
Accounts payable	(5,099)	(210)
Accrued expenses	(974)	(1,045)
Deferred revenue	(2,703)	1,221
Operating lease liabilities	(89)	(390)
Income taxes payable	12	4
Net cash provided by operating activities	3,356	5,266

Cash flows from investing activities:
Purchases of property and equipment	(440)	(99)
Proceeds from maturities of investments	18,000	-
Purchases of investments	-	(17,652)
Net cash provided by (used in) investing activities	17,560	(17,751)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee plans	1,092	1,112
Shares repurchased for tax withholdings on vesting of restricted stock units	(1,460)	(1,216)
Issuance cost of common stock offering	(72)	-
Net cash used in financing activities	(440)	(104)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(16)	(21)

Net increase (decrease) in cash, cash equivalents and restricted cash	20,460	(12,610)

Cash, cash equivalents and restricted cash, beginning of period (1)	30,204	31,564
Cash, cash equivalents and restricted cash, end of period (1)	$50,664	$18,954

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

Basis of Presentation – The unaudited Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting. Accordingly, the unaudited Condensed Consolidated Financial Statements do not include certain information and footnote disclosures normally included in the annual consolidated financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements for the interim periods presented have been prepared on a basis consistent with the May 31, 2023 audited Consolidated Financial Statements and reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated financial position and results of operations as of and for such periods indicated. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended May 31, 2023.

Principles of Consolidation – The Company’s Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries and all significant intercompany accounts and transactions have been eliminated upon consolidation.

Critical Accounting Policies and use of Estimates – The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2023. There have been no significant changes in the Company’s significant accounting policies during the three and six months ended November 30, 2023. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these Condensed Consolidated Financial Statements include valuation of inventory at the lower of cost or net realizable value and warranty reserves. Actual results could differ from those estimates.

Reclassifications - Certain reclassifications have been made to the prior period Condensed Consolidated Financial Statements to conform to the current period presentation. The reclassifications had no impact on net income, total assets, total liabilities, or shareholders’ equity.

Concentration of Credit Risk – Financial instruments which subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company performs credit evaluations of its customers’ financial condition and generally requires no collateral. The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2023	2022	2023	2022

Customer A	46.9%	79.0%	66.9%	74.0%
Customer B	34.6%	*	20.0%	*
Customer C	*	15.0%	*	18.0%

* Amount was less than 10% of total revenue

The Company had gross accounts receivable from individual customers in excess of 10% of gross accounts receivable as follows:

	November 30,	May 31,
	2023	2023

Customer A	29.2%	81.6%
Customer B	22.8%	16.5%
Customer D	22.6%	*
Customer E	14.7%	*

* Amount was less than 10% of total gross accounts receivable

Recent Accounting Pronouncements —The Company's accounts receivable are recorded at invoiced amounts less allowance for any credit losses. According to the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13 that the Company adopted on June 1, 2023, the Company recognizes credit losses based on forward-looking current expected credit losses ("CECL"). The Company makes estimates of expected credit losses based upon its assessment of various factors, including the age of accounts receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers. The allowance for credit losses is recognized in the condensed consolidated statements of operations. The uncollectible accounts receivable are written off in the period in which a determination is made that all commercially reasonable means of recovering them have been exhausted. The total allowance for credit losses was $0 at both November 30, 2023 and May 31, 2023, and there was no write-off of accounts receivable for the periods presented. The adoption of ASU 2016-13 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

The following table represents the Company’s assets measured at fair value on a recurring basis as of November 30, 2023, and the basis for that measurement:

	Balance as of
(In thousands)	November 30, 2023	Level 1	Level 2	Level 3
Money market funds	$46,606	$46,606	$-	$-

Total	$46,606	$46,606	$-	$-

The following table represents the Company’s assets measured at fair value on a recurring basis as of May 31, 2023, and the basis for that measurement:

	Balance as of
(In thousands)	May 31, 2023	Level 1	Level 2	Level 3
Money market funds	$27,022	$27,022	$-	$-
U. S. treasury securities	17,853	17,853
Total	$44,875	$44,875	$-	$-

Included in money market funds as of November 30, 2023 and May 31, 2023 is $150,000 restricted cash representing a security deposit for the Company’s United States manufacturing and office space lease. There were no financial liabilities measured at fair value as of November 30, 2023 and May 31, 2023. There were no transfers between Level 1 and Level 2 fair value measurements during the three and six months ended November 30, 2023. The carrying amounts of financial instruments, including cash equivalents, accounts receivable, accounts payable and certain other accrued liabilities, approximate fair value due to their short maturities.

The following table summarizes the Company’s cash, cash equivalents and investments by security type as of November 30, 2023 and May 31, 2023, respectively:

		Gross
Balances as of November 30, 2023		Unrealized	Estimated
(In thousands)	Cost	Loss	Fair Value
Cash	$4,058	$-	$4,058
Cash equivalents:
Money market funds	$46,456	$-	$46,456
Total cash and cash equivalents	$50,514	$-	$50,514
Long-term investments:
Money market funds	$150	$-	$150
Total cash, cash equivalents and investments	$50,664	$-	$50,664

		Gross
Balances as of May 31, 2023		Unrealized	Estimated
(In thousands)	Cost	Loss	Fair Value
Cash	$3,182	$-	$3,182
Cash equivalents:
Money market funds	$26,872	$-	$26,872
Total cash and cash equivalents	$30,054	$-	$30,054
Short term investments:
U. S. treasury securities	$17,870	$(17)	$17,853
Long-term investments:
Money market funds	$150	$-	$150
Total cash, cash equivalents and investments	$48,074	$(17)	$48,057

Long-term investments are included in other assets on the accompanying Condensed Consolidated Balance Sheets. Unrealized gains and temporary losses on investments classified as available-for-sale debt securities are included within accumulated other comprehensive loss, net of any related tax effect. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to results of operations.

3. BALANCE SHEET INFORMATION

Inventories

Inventories consisted of the following:

	November 30,	May 31,
(In thousands)	2023	2023
Raw materials and sub-assemblies	$20,717	$15,953
Work in process	11,926	5,764
Finished goods	1,174	2,191
	$33,817	$23,908

Property and equipment

Property and equipment, net consisted of the following:

	Useful life	November 30,	May 31,
(In thousands)	(in years)	2023	2023
Leasehold improvements	*	$1,553	$1,310
Machinery and equipment	3 - 6	5,782	5,445
Test equipment	4 - 6	3,121	2,998
Furniture and fixtures	2 - 6	702	706
		11,158	10,459
Less: accumulated depreciation and amortization		(7,973)	(7,700)
		$3,185	$2,759

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

The following is a summary of changes in the Company's liability for product warranties during the three and six months ended November 30, 2023 and 2022:

	Three Months Ended November 30,		Six Months Ended November 30,
(In thousands)	2023	2022	2023	2022
Balance at the beginning of the period	$232	$424	$267	$410
Accruals for warranties issued during the period	162	5	227	123
Adjustments to previously existing warranty accruals	-	-	-	61
Consumption of reserves	(173)	(118)	(273)	(283)
Balance at the end of the period	$221	$311	$221	$311

Deferred revenue

Deferred revenue, short-term consisted of the following:

	November 30,	May 31,
(In thousands)	2023	2023
Customer deposits	$68	$2,690
Deferred revenue	79	132
	$147	$2,822

4. INCOME TAX

The Company is subject to U.S federal and state and foreign income taxes as a corporation. The Company’s tax provision and the resulting effective tax rate for the interim period is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter. The Company recorded a provision for income taxes of $20,000 and $36,000 for the three and six months ended November 30, 2023, respectively, which consisted primarily of foreign withholding taxes and foreign income taxes. The Company recorded a provision for income taxes of $18,000 and $32,000 for the three and six months ended November 30, 2022, respectively, which consisted primarily of foreign withholding taxes and foreign income taxes.

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

On January 10, 2023, the Company entered into the Third Amendment to the Loan and Security Agreement (the “Third Amendment”) with SVB. The Third Amendment, among other things, extends the Revolving Line Maturity Date to January 13, 2024, provided, however, that (i) if the Company submits a fiscal year 2024 plan of record that is generally acceptable to SVB, and (ii) the minimum net liquidity at the end of November 30, 2023 is at least $20.0 million, the Amended Revolving Line Maturity Date would be extended to January 13, 2025. The Company terminated the revolving line on January 4, 2024.

As of November 30, 2023, the Company had not drawn against the credit facility and was in compliance with all covenants related to obligations to meet reporting requirements. The balance available to borrow under the line as of November 30, 2023 was $4,212,000.  There are no financial covenants in the agreement.

6. COMMITMENTS AND CONTINGENCIES

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

7. SHAREHOLDERS’ EQUITY

On August 25, 2021, the Board of Directors authorized management to take actions necessary for the execution of a $75 million shelf registration. A Registration Statement on Form S-3 was filed with the SEC on September 3, 2021. A Prospectus Supplement for an "At the Market" ("ATM") sale of $25 million of common stock was subsequently filed on September 17, 2021. On October 8, 2021, the Company executed the ATM offering by selling 1,696,729 shares of common stock at an average selling price of $14.73 per share. The gross proceeds to the Company were $25.0 million, before commission fees of $0.7 million and offering expenses of $0.3 million. Another Prospectus Supplement for an ATM sale of $25 million of common stock was subsequently filed on February 8, 2023. The Company partially executed the ATM offering by selling 208,917 shares of common stock at an average selling price of $34.78 per share. The gross proceeds to the Company were $7.3 million, before commissions of $0.2 million and offering expenses of $0.2 million. As of November 30, 2023, the remaining amount of the ATM offering was $17.7 million.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in the components of accumulated other comprehensive loss, net of tax, were as follows (in thousands):

	Cumulative	Unrealized loss
(In thousands)	translation adjustment	on investments, net	Total
Balance as of May 31, 2023	$(138)	$(17)	$(155)
Other comprehensive income (loss) before reclassifications	4	17	21
Balance as of November 30, 2023	$(134)	$-	$(134)

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

For contracts that contain multiple performance obligations, the Company allocates the transaction price to the performance obligations on a relative standalone selling price basis. Standalone selling prices are based on multiple factors including, but not limited to historical discounting trends for products and services and pricing practices in different geographies. Revenue for systems and spares is recognized at a point in time, which is generally upon shipment or delivery and evidenced by transfer of title and risk of loss to the customer. Revenue from services is recognized over time as the customer receives the benefit over the contractual period of generally one year or less.

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

Disaggregation of revenue

The following presents information about the Company’s net revenues in different geographic areas, which are based upon ship-to locations, and by product category:

	Three Months Ended November 30,		Six Months Ended November 30,
(In thousands)	2023	2022	2023	2022
Asia	$18,922	$12,216	$38,153	$20,024
Europe	1,833	44	2,437	44
United States	676	2,555	1,465	5,418
	$21,431	$14,815	$42,055	$25,486

	Three Months Ended November 30,		Six Months Ended November 30,
(In thousands)	2023	2022	2023	2022
Systems	$10,685	$7,400	$18,779	$16,494
Contactors	9,152	6,607	20,415	7,101
Services	1,594	808	2,861	1,891
	$21,431	$14,815	$42,055	$25,486

With the exception of the amount of service contracts and extended warranties, the Company’s product net revenues are recognized at a point in time when control transfers to the customer. The following presents net revenues based on timing of recognition:

	Three Months Ended November 30,		Six Months Ended November 30,
(In thousands)	2023	2022	2023	2022
Timing of revenue recognition:
Products and services transferred at a point in time	$20,974	$14,427	$40,985	$24,681
Services transferred over time	457	388	1,070	805
	$21,431	$14,815	$42,055	$25,486

Contract balances

Accounts receivable are recognized in the period the Company delivers goods or provides services and when the Company’s right to consideration is unconditional. Contract assets include unbilled receivables which represent revenues that are earned in advance of scheduled billings to customers. These amounts are primarily related to product sales where transfer of control has occurred but the Company has not yet invoiced. As of November 30, 2023, unbilled receivables were $2,051,000 and were included in prepaid expenses and other current assets on the accompanying Condensed Consolidated Balance Sheets. Contract assets were not significant as of May 31, 2023.

Contract liabilities include payments received in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities as of November 30, 2023 and May 31, 2023 were $151,000 and $2,853,000, respectively,  and were included in deferred revenue, short-term and deferred revenue, long-term on the accompanying Condensed Consolidated Balance Sheets. During the three and six months ended November 30, 2023, the Company recognized $2,101,000 and $2,771,000 in revenue, respectively, which were included in contract liabilities as of May 31, 2023.

Remaining performance obligations

On November 30, 2023, the Company had $83,000 of remaining performance obligations, which were comprised of service contracts and extended warranty contracts not yet delivered. The Company expects to recognize approximately 63.5% of its remaining performance obligations as revenue in the remainder of fiscal 2024, and an additional 36.5% in fiscal 2025 and thereafter. The foregoing excludes the value of other remaining performance obligations, as they have original durations of one year or less and excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

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

10. STOCK-BASED COMPENSATION

Stock-based compensation expense consists of expenses for stock options, restricted stock units (“RSUs”), performance RSUs (“PRSUs”), restricted shares, performance restricted shares and employee stock purchase plan (“ESPP”), purchase rights. Stock-based compensation expense for stock options and ESPP purchase rights is measured at each grant date, based on the fair value of the award using the Black-Scholes option valuation model, and is recognized as expense over the employee’s requisite service period. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different from those of publicly traded options. For RSUs, PRSUs, restricted shares and performance restricted shares, stock-based compensation expense is based on the fair value of the Company’s common stock at the grant date and is recognized as expense over the employee’s requisite service period. All of the Company’s stock-based compensation is accounted for as equity instruments. See Note 13 in the Company’s Annual Report on Form 10-K for fiscal 2023 filed on August 28, 2023 for further information regarding the 2016 Equity Incentive Plan and the ESPP. On October 23, 2023, the shareholders of the Company approved the 2023 Equity Incentive Plan and on October 27, 2023, the Company filed the Form S-8 to issue awards during this quarter onwards from a pool of 1,500,000 shares. Full value awards, which are equity awards other than options, stock appreciation rights or other awards that are based solely on an increase in value of the shares following the grant date, when granted or forfeited will be counted as the same number of common stock shares added or deducted to the remaining available shares for issuance under the 2023 Equity Incentive Plan.

The following table summarizes the stock-based compensation expense for the three and six months ended November 30, 2023 and 2022:

	Three Months Ended November 30,		Six Months Ended November 30,
(In thousands)	2023	2022	2023	2022
Cost of sales	$101	$85	$164	$177
Research and development	139	201	292	355
Selling, general and administrative	398	507	704	971
	$638	$793	$1,160	$1,503

There was $170,000 and $120,000 in stock-based compensation expense capitalized as part of inventory as of November 30, 2023 and as of May 31, 2023, respectively.

The Company’s nonvested RSU, PRSU and restricted shares activities during the three and six months ended November 30, 2023, were as follows:

		Weighted
		Average Grant
		Date Fair
	Shares	Value
	(in thousands)	Per Share
Unvested, May 31, 2023	345	$6.40
Granted	-
Vested	(77)	7.16
Forfeited	(52)	5.79
Unvested, August 31, 2023	216	$6.27
Granted	203	31.51
Vested	(28)	8.02
Forfeited	(1)	29.79
Unvested, November 30, 2023	390	$19.28

Under the ESPP, the Company issued 24,000 and 109,000 shares, respectively, during the six months ended November 30, 2023 and 2022. As of November 30, 2023 and 2022, there were 373,000 and 499,000 ESPP shares available for issuance, respectively.

11. NET INCOME PER SHARE

Basic net income per share is determined using the weighted average number of common shares outstanding during the period. Diluted net income per share is determined using the weighted average number of common shares and potential common shares (representing the hypothetical number of incremental shares issuable under the assumed exercise of outstanding stock options, and vesting of outstanding RSUs and ESPP shares) during the period using the treasury stock method. The calculation of dilutive shares outstanding excludes securities that would have an antidilutive effect on net income per share.

The following table presents the computation of basic and diluted net income per share:

	Three Months Ended November 30,		Six Months Ended November 30,
(In thousands, except per share data)	2023	2022	2023	2022
Numerator:
Net income	$6,089	$3,725	$10,763	$4,314
Denominator:
Basic weighted average shares outstanding	28,801	27,579	28,725	27,410
Dilutive effect of common equivalent shares outstanding	968	1,501	975	1,524
Diluted weighted average shares outstanding	29,769	29,080	29,700	28,934

Net income per share - Basic	$0.21	$0.14	$0.37	$0.16
Net income per share - Diluted	$0.20	$0.13	$0.36	$0.15

Antidilutive employee share-based award shares, excluded	9	14	4	14

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

Long-lived assets, net by geographic area are as follows:

	November 30,	May 31,
(In thousands)	2023	2023
United States	$3,121	$2,713
International	64	46
Total long-lived assets, net	$3,185	$2,759

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

Overview

We are a leading provider of test solutions for testing, burning-in, and stabilizing semiconductor devices in wafer level, singulated die, and package part form, and have installed thousands of systems worldwide. Increasing quality, reliability, safety, and security needs of semiconductors used across multiple applications, including electric vehicles, electric vehicle charging infrastructure, solar and wind power, computing, data and telecommunications infrastructure, and solid-state memory and storage, are driving additional test requirements, incremental capacity needs, and new opportunities for our test products and solutions.

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

There have been no material changes to our critical accounting policies and estimates during the three and six months ended November 30, 2023 compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023.

Results of Operations

Discussion of Results of Operations for the Three and Six Months Ended November 30, 2023 compared to the Three and Six Months Ended November 30, 2022

Revenues

Revenue by Category	Three Months Ended November 30,		Percent	Six Months Ended November 30,		Percent
(Dollars in thousands)	2023	2022	Change	2023	2022	Change
Products	$19,837	$14,007	42%	$39,194	$23,595	66%
Services	1,594	808	97%	2,861	1,891	51%
Total revenues	$21,431	$14,815	45%	$42,055	$25,486	65%
Products as a percentage of total revenues	92.6%	94.5%		93.2%	92.6%
Services as a percentage of total revenues	7.4%	5.5%		6.8%	7.4%

Revenue increased to $21.4 million for the three months ended November 30, 2023 from $14.8 million for the three months ended November 30, 2022, driven by growth in all our revenue streams. Our systems revenue increased by $3.3 million, our contactors revenue increased by $2.5 million, and our services revenue increased by $0.8 million.

Revenue increased to $42.1 million for the six months ended November 30, 2023 from $25.5 million for the six months ended November 30, 2022, also driven by growth in all our revenue streams.  Our contactors revenue increased by $13.3 million, our systems revenue increased by $2.3 million, and our services revenue increased by $1.0 million.

Revenue by Geography	Three Months Ended November 30,		Percent	Six Months Ended November 30,		Percent
(Dollars in thousands)	2023	2022	Change	2023	2022	Change
Asia	$18,922	$12,216	55%	$38,153	$20,024	91%
Europe	1,833	44	N.M.	2,437	44	N.M
United States	$676	$2,555	(74%)	$1,465	$5,418	(73%)
Total revenues	$21,431	$14,815	45%	$42,055	$25,486	65%
Asia as a percentage of total revenues	88.3%	82.5%		90.7%	78.6%
Europe as a percentage of total revenues	8.6%	0.3%		5.8%	0.2%
United States as a percentage of total revenues	3.1%	17.2%		3.5%	21.2%

N.M.-Not meaningful

On a geographic basis, revenues represent products that were shipped to or services that were performed at our customer locations. For the three and six months ended November 30, 2023, international revenues significantly increased, compared to the same periods in the prior year, primarily as a result of the shipments to our customers in Asia and Europe, partially offset by the decline in net revenue from a customer in the United States.

Gross Margin

Gross Profit by Category	Three Months Ended November 30,		Percent	Six Months Ended November 30,		Percent
(Dollars in thousands)	2023	2022	Change	2023	2022	Change
Products	$10,130	$7,510	35%	$19,568	$11,584	69%
Services	828	401	106%	1,371	808	70%
Gross profit	$10,958	$7,911	39%	$20,939	$12,392	69%

Gross Margin by Category
Product	51.1%	53.6%		49.9%	49.1%
Services	51.9%	49.6%		47.9%	42.7%
Gross margin	51.1%	53.4%		49.8%	48.6%

Gross profit increased to $11.0 million for the three months ended November 30, 2023 from $7.9 million for the three months ended November 30, 2022. Gross margin decreased to 51.1% for the three months ended November 30, 2023 from 53.4% for the three months ended November 30, 2022. The decrease in gross margin of 2.3 percentage points was primarily due to an increase in inventory reserve, and higher warranty expenses and logistics costs.

Gross profit increased to $20.9 million for the six months ended November 30, 2023 from $12.4 million for the six months ended November 30, 2022. Gross margin increased to 49.8% for the six months ended November 30, 2023 from 48.6% for the six months ended November 30, 2022. The increase in gross margin of 1.2 percentage points was primarily due to the increased sales of higher margin contactor products, as well as manufacturing efficiencies due to higher production rates.

Research and Development

	Three Months Ended November 30,		Percent	Six Months Ended November 30,		Percent
(Dollars in thousands)	2023	2022	Change	2023	2022	Change
Research and development	$1,972	$1,551	27%	$4,429	$3,049	45%
As a percentage of total revenues	9.2%	10.5%		10.5%	12.0%

Research and development expenses consist primarily of compensation and benefits for product development personnel, outside development service costs, travel expenses, facilities cost allocations, and stock-based compensation charges. Research and development expenses increased to $2.0 million for the three months ended November 30, 2023, compared to $1.6 million for the three months ended November 30, 2022. The increase of $0.4 million was primarily driven by higher employment costs due to an increase in headcount. We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of the timing of product development projects and revenue generating activity requirements.

Research and development expenses increased to $4.4 million for the six months ended November 30, 2023, compared to $3.0 million for the six months ended November 30, 2022. The increase of $1.4 million was primarily due to non-recurring engineering services charges of $0.6 million and higher employment related costs of $0.5 million.

Selling, General and Administrative

	Three Months Ended November 30,		Percent	Six Months Ended November 30,		Percent
(Dollars in thousands)	2023	2022	Change	2023	2022	Change
Selling, general and administrative	$3,518	$2,875	22%	$6,927	$5,400	28%
As a percentage of total revenues	16.4%	19.4%		16.5%	21.2%

Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel, legal and accounting service costs, marketing communications costs, travel expenses, facilities cost allocations, and stock-based compensation charges. Selling, general and administrative expenses increased to $3.5 million for the three months ended November 30, 2023, compared to $2.9 million for the three months ended November 30, 2022. The increase of $0.6 million was primarily driven by higher employment cost due to an increase in headcount.

Selling, general and administrative expenses increased to $6.9 million for the six months ended November 30, 2023, compared to $5.4 million for the six months ended November 30, 2022. The increase of $1.5 million was primarily due to an increase in employment cost of $1.3 million and an increase in audit and legal service fees of $0.3 million.

Interest and Other Income (Expense), Net

	Three Months Ended November 30,		Percent	Six Months Ended November 30,		Percent
(Dollars in thousands)	2023	2022	Change	2023	2022	Change
Interest income	$631	$263	140%	$1,212	$384	216%
Other income (expense), net	10	(5)	300%	4	19	(79%)
Interest and other income (expense), net	$641	$258	148%	$1,216	$403	202%

Interest and other income (expense), net, primarily consists of interest income and foreign currency transaction exchange gains and losses. Interest and other income (expense), net, increased for the three and six months ended November 30, 2023, compared to the same periods in the prior year, primarily driven by higher interest income earned due to higher yields from our investments in money market funds.

Provision for Income Taxes

	Three Months Ended November 30,		Percent	Six Months Ended November 30,		Percent
(Dollars in thousands)	2023	2022	Change	2023	2022	Change
Provision for income taxes	$20	$18	11%	$36	$32	13%

Income tax expense was not significant due to the available net operating losses and research and development credits carryforwards.

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash were $50.7 million as of November 30, 2023, compared to $19.0 million as of November 30, 2022. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for the next twelve months.

	Six Months Ended November 30,
(In thousands)	2023	2022	Change
Operating activities	$3,356	$5,266	$(1,910)
Investing activities	17,560	(17,751)	35,311
Financing activities	(440)	(104)	(336)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(16)	(21)	5
Net increase in cash, cash equivalents and restricted cash	$20,460	$(12,610)	$33,070

Net Cash Flows Provided by Operating Activities

Cash flow from operating activities during the six months ended November 30, 2023 mostly consisted of net income, adjusted for certain non-cash items which primarily consisted of depreciation and amortization, share-based compensation expense and amortization of operating lease right-of-use assets. The $1.9 million decrease in cash flows from operating activities for the six months ended November 30, 2023, compared to the six months ended November 30, 2022, was driven primarily by an increase in cash used in inventory production and vendor payments due to anticipated customer demand, and a decrease in cash provided by deferred revenue due to timing of customer deposits and revenue recognition, partially offset by an increase in cash provided by collection of accounts receivable and a higher net income.

Net Cash Flows Provided by (Used in) Investing Activities

Net cash provided by investing activities increased by $35.3 million for the six months ended November 30, 2023 compared to the six months ended November 30, 2022. The increase was primarily due to the maturity of our short-term investments, which were purchased in the six months ended November 30, 2022.

Net Cash Flows Used in Financing Activities

Net cash used in financing activities increased by $0.3 million for the six months ended November 30, 2023, compared to the six months ended November 30, 2022. For the six months ended November 30, 2023, net cash used in financing activities primarily consisted of cash used to repurchase shares of our common stock on vesting of RSUs, partially offset by the proceeds from issuance of common stock under our employee plans.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, evaluated the effectiveness of our "disclosure controls and procedures" as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of November 30, 2023, in connection with the filing of this Quarterly Report on Form 10-Q. Based on that evaluation as of November 30, 2023, our CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three and six months ended November 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to various claims and legal proceedings that arise in the ordinary course of business. We accrue for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. During the reported period, we were not a party to any material legal proceedings, thus no loss was probable and no amount was accrued as of November 30, 2023.

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

AEHR TEST SYSTEMS

Date: January 12, 2024	By:	/s/ GAYN ERICKSON
Gayn Erickson
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 12, 2024	By:	/s/ CHRIS P. SIU
Chris P. Siu
Executive Vice President of Finance, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

