Form 10-Q
period 2024-02-29
AEHR TEST SYSTEMS
filed 2024-04-10
CIK 1040470

UNITED STATES SECURITIES

AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2024

or

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

There were 28,914,729 shares of the Registrant’s Common Stock outstanding as of April 1, 2024.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 29,	May 31,
(In thousands, except par value)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$47,581	$30,054
Short-term investments	-	17,853
Accounts receivable, net	5,468	16,594
Inventories	38,085	23,908
Prepaid expenses and other current assets	1,215	621
Total current assets	92,349	89,030
Property and equipment, net	3,150	2,759
Operating lease right-of-use assets, net	5,863	6,123
Other non-current assets	234	231
Total assets	$101,596	$98,143
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,979	$9,206
Accrued expenses	3,287	4,143
Operating lease liabilities, short-term	428	137
Deferred revenue, short-term	486	2,822
Total current liabilities	9,180	16,308
Operating lease liabilities, long-term	5,878	6,163
Deferred revenue, long-term	-	31
Other long-term liabilities	41	41
Total liabilities	15,099	22,543
Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, $0.01 par value: Authorized: 10,000 shares;
Issued and outstanding: none	-	-
Common stock, $0.01 par value: Authorized: 75,000 shares;
Issued and outstanding: 28,906 shares and 28,539 shares at February 29, 2024 and May 31, 2023, respectively	289	285
Additional paid-in-capital	129,366	127,776
Accumulated other comprehensive loss	(144)	(155)
Accumulated deficit	(43,014)	(52,306)
Total shareholders' equity	86,497	75,600
Total liabilities and shareholders’ equity	$101,596	$98,143

 The Condensed Consolidated Balance Sheet as of May 31, 2023 has been derived from the audited consolidated financial statements at that date.

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
(In thousands, except per share data)	2024	2023	2024	2023
Revenue:
Product	$6,730	$16,120	$45,924	$39,715
Services	833	1,086	3,694	2,977
Total revenue	7,563	17,206	49,618	42,692
Cost of revenue:
Product	3,948	7,728	23,574	19,739
Services	459	603	1,949	1,686
Total cost of revenue	4,407	8,331	25,523	21,425
Gross profit	3,156	8,875	24,095	21,267
Operating expenses:
Research and development	2,139	1,832	6,568	4,881
Selling, general and administrative	3,063	3,250	9,990	8,650
Total operating expenses	5,202	5,082	16,558	13,531
Income (loss) from operations	(2,046)	3,793	7,537	7,736
Interest income, net	584	374	1,796	758
Other income (expense), net	(2)	(18)	2	1
Income (loss) before provision for income taxes	(1,464)	4,149	9,335	8,495
Provision for income taxes	7	17	43	49
Net income (loss)	$(1,471)	$4,132	$9,292	$8,446

Net income (loss) per share:
Basic	$(0.05)	$0.15	$0.32	$0.31
Diluted	$(0.05)	$0.14	$0.31	$0.29
Shares used in per share calculations:
Basic	28,866	27,893	28,773	27,571
Diluted	28,866	29,373	29,670	29,080

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
(In thousands)	2024	2023	2024	2023
Net income (loss)	$(1,471)	$4,132	$9,292	$8,446
Other comprehensive income (loss), net of tax:
Net change in cumulative translation adjustment	(10)	9	(6)	(35)
Net change in unrealized gain (loss) on investments	-	(16)	17	(22)
Comprehensive income (loss)	$(1,481)	$4,125	$9,303	$8,389

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
(In thousands)	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Three Months Ended February 29, 2024
Balances, November 30, 2023	28,826	$288	$128,543	$(134)	$(41,543)	$87,154

Issuance of common stock under employee plans	81	1	177	-	-	178
Shares repurchased for tax withholdings on vesting of restricted stock units	(1)	-	(20)	-	-	(20)
Stock-based compensation	-	-	666	-	-	666
Net loss	-	-	-	-	(1,471)	(1,471)
Foreign currency translation adjustment	-	-	-	(10)	-	(10)
Balances, February 29, 2024	28,906	$289	$129,366	$(144)	$(43,014)	$86,497

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
(In thousands)	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Nine Months Ended February 29, 2024
Balances, May 31, 2023	28,539	$285	$127,776	$(155)	$(52,306)	$75,600

Issuance of common stock under employee plans	402	4	1,266	-	-	1,270
Issuance cost of common stock offering	-	-	(72)	-	-	(72)
Shares repurchased for tax withholdings on vesting of restricted stock units	(35)	-	(1,480)	-	-	(1,480)
Stock-based compensation	-	-	1,876	-	-	1,876
Net income	-	-	-	-	9,292	9,292
Foreign currency translation adjustment	-	-	-	(6)	-	(6)
Net unrealized gains on investments	-	-	-	17	-	17
Balances, February 29, 2024	28,906	$289	$129,366	$(144)	$(43,014)	$86,497

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
(In thousands)	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Three Months Ended February 28, 2023
Balances, November 30, 2022	27,732	$277	$119,094	$(155)	$(62,549)	$56,667

Issuance of common stock under employee plans	395	4	849	-	-	853
Shares repurchased for tax withholdings on vesting of restricted stock units	(16)	-	(464)	-	-	(464)
Proceeds from public offering, net of issuance costs	209	2	6,851	-	-	6,853
Stock-based compensation	-	-	600	-		600
Net income	-	-	-	-	4,132	4,132
Net unrealized loss on investments	-	-	-	(16)	-	(16)
Foreign currency translation adjustment	-	-	-	9	-	9
Balances, February 28, 2023	28,320	$283	$126,930	$(162)	$(58,417)	$68,634

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
(In thousands)	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Nine Months Ended February 28, 2023
Balances, May 31, 2022	27,120	$271	$117,686	$(105)	$(66,863)	$50,989

Issuance of common stock under employee plans	1,156	11	1,954	-	-	1,965
Shares repurchased for tax withholdings on vesting of restricted stock units	(165)	(1)	(1,679)	-	-	(1,680)
Proceeds from public offering, net of issuance costs	209	2	6,851	-	-	6,853
Stock-based compensation	-	-	2,118	-	-	2,118
Net income	-	-	-	-	8,446	8,446
Net unrealized loss on investments	-	-	-	(22)	-	(22)
Foreign currency translation adjustment	-	-	-	(35)	-	(35)
Balances, February 28, 2023	28,320	$283	$126,930	$(162)	$(58,417)	$68,634

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

AEHR TEST SYSTEMS
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	February 29,	February 28,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income	$9,292	$8,446
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	1,744	2,095
Depreciation and amortization	469	337
Accretion of investment discount	(130)	(305)
Amortization of operating lease right-of-use assets	522	479
Provision for doubtful accounts	-	24
Changes in operating assets and liabilities:
Accounts receivable	11,130	1,414
Inventories	(14,182)	(6,783)
Prepaid expenses and other current assets	(600)	(167)
Accounts payable	(4,232)	822
Accrued expenses	(874)	(126)
Deferred revenue	(2,368)	(1,633)
Operating lease liabilities	(257)	(469)
Income taxes payable	18	9
Net cash provided by operating activities	532	4,143

Cash flows from investing activities:
Purchases of property and equipment	(703)	(178)
Proceeds from maturities of investments	18,000	8,000
Purchases of investments	-	(33,294)
Net cash provided by (used in) investing activities	17,297	(25,472)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee plans	1,270	1,965
Shares repurchased for tax withholdings on vesting of restricted stock units	(1,480)	(1,680)
Proceeds from issuance of common stock from public offering, net of issuance costs	(72)	6,853
Net cash provided by (used in) financing activities	(282)	7,138

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(20)	(35)

Net increase (decrease) in cash, cash equivalents and restricted cash	17,527	(14,226)

Cash, cash equivalents and restricted cash, beginning of period (1)	30,204	31,564
Cash, cash equivalents and restricted cash, end of period (1)	$47,731	$17,338

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

Critical Accounting Policies and use of Estimates – The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2023. There have been no significant changes in the Company’s significant accounting policies during the three and nine months ended February 29, 2024. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these Condensed Consolidated Financial Statements include valuation of inventory at the lower of cost or net realizable value and warranty reserves. Actual results could differ from those estimates.

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

Concentration of Credit Risk – Financial instruments which subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company performs credit evaluations of its customers’ financial condition and generally requires no collateral. The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023

Customer A	59.6%	82.5%	65.8%	77.5%
Customer B	19.3%	11.6%	*	15.7%
Customer C	*	*	17.2%	*

 * Amount was less than 10% of total revenue

The Company had gross accounts receivable from individual customers in excess of 10% of gross accounts receivable as follows:

	February 29,	May 31,
	2024	2023

Customer A	70.2%	81.6%
Customer B	18.0%	*
Customer C	*	16.5%

* Amount was less than 10% of total gross accounts receivable

Recent Accounting Pronouncements — The Company's accounts receivable are recorded at invoiced amounts less allowance for any credit losses. According to the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13 that the Company adopted on June 1, 2023, the Company recognizes credit losses based on forward-looking current expected credit losses ("CECL"). The Company makes estimates of expected credit losses based upon its assessment of various factors, including the age of accounts receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers. The allowance for credit losses is recognized in the condensed consolidated statements of operations. The uncollectible accounts receivable are written off in the period in which a determination is made that all commercially reasonable means of recovering them have been exhausted. The total allowance for credit losses was $0 at both February 29, 2024 and May 31, 2023, and there was no write-off of accounts receivable for the periods presented. The adoption of ASU 2016-13 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements Not Yet Adopted

Improvements to Reportable Segment Disclosures: In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. The Company is currently evaluating the effect of this pronouncement on its disclosures.

Improvements to Income Tax Disclosures: In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

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

The following table represents the Company’s assets measured at fair value on a recurring basis as of February 29, 2024, and the basis for that measurement:

	Balance as of
(In thousands)	February 29, 2024	Level 1	Level 2	Level 3
Money market funds	$44,189	$44,189	$-	$-

Total	$44,189	$44,189	$-	$-

The following table represents the Company’s assets measured at fair value on a recurring basis as of May 31, 2023, and the basis for that measurement:

	Balance as of
(In thousands)	May 31, 2023	Level 1	Level 2	Level 3
Money market funds	$27,022	$27,022	$-	$-
U. S. treasury securities	17,853	17,853	-	-
Total	$44,875	$44,875	$-	$-

Included in money market funds as of February 29, 2024 and May 31, 2023 is $150,000 restricted cash representing a security deposit for the Company’s United States manufacturing and office space lease. There were no financial liabilities measured at fair value as of February 29, 2024 and May 31, 2023. There were no transfers between Level 1 and Level 2 fair value measurements during the three and nine months ended February 29, 2024. The carrying amounts of financial instruments, including cash equivalents, accounts receivable, accounts payable and certain other accrued liabilities, approximate fair value due to their short maturities.

The following table summarizes the Company’s cash, cash equivalents and investments by security type as of February 29, 2024 and May 31, 2023, respectively:

		Gross
Balances as of February 29, 2024		Unrealized	Estimated
(In thousands)	Cost	Loss	Fair Value
Cash	$3,542	$-	$3,542
Cash equivalents:
Money market funds	$44,039	$-	$44,039
Total cash and cash equivalents	$47,581	$-	$47,581
Long-term investments:
Money market funds	$150	$-	$150
Total cash, cash equivalents and investments	$47,731	$-	$47,731

		Gross
Balances as of May 31, 2023		Unrealized	Estimated
(In thousands)	Cost	Loss	Fair Value
Cash	$3,182	$-	$3,182
Cash equivalents:
Money market funds	$26,872	$-	$26,872
Total cash and cash equivalents	$30,054	$-	$30,054
Short term investments:
U. S. treasury securities	$17,870	$(17)	$17,853
Long-term investments:
Money market funds	$150	$-	$150
Total cash, cash equivalents and investments	$48,074	$(17)	$48,057

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

3. BALANCE SHEET INFORMATION

Inventories

Inventories consisted of the following:

	February 29,	May 31,
(In thousands)	2024	2023
Raw materials and sub-assemblies	$24,770	$15,953
Work in process	11,080	5,764
Finished goods	2,235	2,191
	$38,085	$23,908

Property and equipment

Property and equipment, net consisted of the following:

	Useful life	February 29,	May 31,
(In thousands)	(in years)	2024	2023
Leasehold improvements	*	$1,643	$1,310
Machinery and equipment	3 - 5	5,775	5,445
Test equipment	4 - 5	3,030	2,998
Furniture and fixtures	2 - 5	717	706
		11,165	10,459
Less: accumulated depreciation and amortization		(8,015)	(7,700)
		$3,150	$2,759

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

The following is a summary of changes in the Company's liability for product warranties during the three and nine months ended February 29, 2024 and February 28, 2023:

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
(In thousands)	2024	2023	2024	2023
Balance at the beginning of the period	$221	$311	$267	$410
Accruals for warranties issued during the period	117	84	344	207
Adjustments to previously existing warranty accruals	-	-	-	61
Consumption of reserves	(123)	(107)	(396)	(390)
Balance at the end of the period	$215	$288	$215	$288

The accrued warranty balance is included in accrued expenses on the accompanying Condensed Consolidated Balance Sheets.

Deferred revenue

Deferred revenue, short-term consisted of the following:

	February 29,	May 31,
(In thousands)	2024	2023
Customer deposits	$418	$2,690
Deferred revenue	68	132
	$486	$2,822

4. INCOME TAX

The Company is subject to U.S federal and state and foreign income taxes as a corporation. The Company’s tax provision and the resulting effective tax rate for the interim period is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter. The Company recorded a provision for income taxes of $7,000 and $43,000 for the three and nine months ended February 29, 2024, respectively, which consisted primarily of foreign withholding taxes and foreign income taxes. The Company recorded a provision for income taxes of $17,000 and $49,000 for the three and nine months ended February 28, 2023, respectively, which consisted primarily of foreign withholding taxes and foreign income taxes.

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

7. SHAREHOLDERS’ EQUITY

On August 25, 2021, the Board of Directors authorized management to take actions necessary for the execution of a $75 million shelf registration. A Registration Statement on Form S-3 was filed with the SEC on September 3, 2021. A Prospectus Supplement for an "At the Market" ("ATM") sale of $25 million of common stock was subsequently filed on September 17, 2021. On October 8, 2021, the Company executed the ATM offering by selling 1,696,729 shares of common stock at an average selling price of $14.73 per share. The gross proceeds to the Company were $25.0 million, before commission fees of $0.7 million and offering expenses of $0.3 million. Another Prospectus Supplement for an ATM sale of $25 million of common stock was subsequently filed on February 8, 2023. The Company partially executed the ATM offering by selling 208,917 shares of common stock at an average selling price of $34.78 per share. The gross proceeds to the Company during the quarter ended February 28, 2023 were $7.3 million, before commissions of $0.2 million and offering expenses of $0.2 million. As of February 29, 2024, the remaining amount of the ATM offering was $17.7 million.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in the components of accumulated other comprehensive loss, net of tax, were as follows (in thousands):

	Cumulative	Unrealized loss
(In thousands)	translation adjustment	on investments, net	Total
Balance as of May 31, 2023	$(138)	$(17)	$(155)
Other comprehensive income (loss) before reclassifications	(6)	17	11
Balance as of February 29, 2024	$(144)	$-	$(144)

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

Performance obligations include sales of systems, contactors, spare parts, as well as installation and training services included in customer contracts. A contract’s transaction price is allocated to each distinct performance obligation. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled. The Company generally does not grant return privileges, except for defective products during the warranty period.

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

Disaggregation of revenue

The following presents information about the Company’s net revenues in different geographic areas, which are based upon ship-to locations, and by product category:

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
(In thousands)	2024	2023	2024	2023
Asia	$5,167	$14,849	$43,320	$34,873
United States	1,640	2,343	3,105	7,761
Europe	756	14	3,193	58
	$7,563	$17,206	$49,618	$42,692

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
(In thousands)	2024	2023	2024	2023
Systems	$1,971	$9,821	$20,750	$26,315
Contactors	4,759	6,299	25,174	13,400
Services	833	1,086	3,694	2,977
	$7,563	$17,206	$49,618	$42,692

With the exception of the amount of service contracts and extended warranties, the Company’s product net revenues are recognized at a point in time when control transfers to the customer. The following presents net revenues based on timing of recognition:

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
(In thousands)	2024	2023	2024	2023
Timing of revenue recognition:
Products and services transferred at a point in time	$7,240	$16,863	$48,225	$41,523
Services transferred over time	323	343	1,393	1,169
	$7,563	$17,206	$49,618	$42,692

Contract balances

Accounts receivable are recognized in the period the Company delivers goods or provides services and when the Company’s right to consideration is unconditional.  Contract assets include unbilled receivables which represent revenues that are earned in advance of scheduled billings to customers. These amounts are primarily related to product sales where transfer of control has occurred but the Company has not yet invoiced. As of February 29, 2024, unbilled receivables were $345,000 and were included in prepaid expenses and other current assets on the accompanying Condensed Consolidated Balance Sheets. Contract assets were not significant as of May 31, 2023.

Contract liabilities include payments received in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities as of February 29, 2024 and May 31, 2023 were $486,000 and $2,853,000, respectively, and were included in deferred revenue, short-term and deferred revenue, long-term on the accompanying Condensed Consolidated Balance Sheets. During the three and nine months ended February 29, 2024, the Company recognized $31,000 and $2,802,000 in revenue, respectively, which were included in contract liabilities as of May 31, 2023.

Remaining performance obligations

On February 29, 2024, the Company had $68,000 of remaining performance obligations, which were comprised of service contracts and extended warranty contracts not yet delivered. The Company expects to recognize approximately 30.2% of its remaining performance obligations as revenue in the remainder of fiscal 2024, and an additional 69.8% in fiscal 2025. The foregoing excludes the value of other remaining performance obligations, as they have original durations of one year or less and excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

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

The following table summarizes the stock-based compensation expense for the three and nine months ended February 29, 2024 and February 28, 2023:

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
(In thousands)	2024	2023	2024	2023
Cost of sales	$58	$75	$222	$252
Research and development	148	158	440	513
Selling, general and administrative	377	359	1,081	1,330
	$583	$592	$1,743	$2,095

Stock-based compensation expense totaling $252,000 and $120,000 was capitalized as part of inventory as of February 29, 2024 and as of May 31, 2023, respectively.

The Company’s nonvested RSU, PRSU and restricted shares activities during the three and nine months ended February 29, 2024 were as follows:

		Weighted
		Average Grant
		Date Fair
	Shares	Value
	(in thousands)	Per Share
Unvested, May 31, 2023	345	$6.40
Granted	-
Vested	(77)	7.16
Forfeited	(52)	5.79
Unvested, August 31, 2023	216	$6.27
Granted	203	31.51
Vested	(28)	8.02
Forfeited	(1)	29.79
Unvested, November 30, 2023	390	$19.28
Granted	1	22.57
Vested	(32)	12.42
Forfeited	(6)	6.21
Unvested, February 29, 2024	353	$20.16

Under the ESPP, the Company issued 24,000 and 109,000 shares, respectively, during the nine months ended February 29, 2024 and February 28, 2023. As of February 29, 2024 and February 28, 2023, ESPP shares available for issuance totaled 373,000 and 499,000, respectively.

11. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is determined using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is determined using the weighted average number of common shares and potential common shares (representing the hypothetical number of incremental shares issuable under the assumed exercise of outstanding stock options, and vesting of outstanding RSUs and ESPP shares) during the period using the treasury stock method. The calculation of dilutive shares outstanding excludes securities that would have an antidilutive effect on net income (loss) per share.

The following table presents the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
(In thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net income (loss)	$(1,471)	$4,132	$9,292	$8,446
Denominator:
Basic weighted average shares outstanding	28,866	27,893	28,773	27,571
Dilutive effect of common equivalent shares outstanding	-	1,480	897	1,509
Diluted weighted average shares outstanding	28,866	29,373	29,670	29,080

Net income per share - Basic	$(0.05)	$0.15	$0.32	$0.31
Net income per share - Diluted	$(0.05)	$0.14	$0.31	$0.29

Antidilutive employee share-based award shares, excluded	1,203	15	71	15

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

Long-lived assets, net by geographic area are as follows:

	February 29,	May 31,
(In thousands)	2024	2023
United States	$3,015	$2,713
International	135	46
Total long-lived assets, net	$3,150	$2,759

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

There have been no material changes to our critical accounting policies and estimates during the three and nine months ended February 29, 2024 compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023.

Results of Operations

Discussion of Results of Operations for the Three and Nine Months Ended February 29, 2024 compared to the Three and Nine Months Ended February 28, 2023

Revenues

Revenue by Category	Three Months Ended			Nine Months Ended
	February 29,	February 28,	Percent	February 29,	February 28,	Percent
(Dollars in thousands)	2024	2023	Change	2024	2023	Change
Products	$6,730	$16,120	(58%)	$45,924	$39,715	16%
Services	833	1,086	(23%)	3,694	2,977	24%
Total revenues	$7,563	$17,206	(56%)	$49,618	$42,692	16%

Products as a percentage of total revenues	89.0%	93.7%		92.6%	93.0%
Services as a percentage of total revenues	11.0%	6.3%		7.4%	7.0%

Revenue decreased to $7.6 million for the three months ended February 29, 2024 from $17.2 million for the three months ended February 28, 2023, driven by a decrease in shipments for our products and services due to the recent overall softness in the demand for electric vehicles. Our systems revenue decreased by $7.8 million, our contactors revenue decreased by $1.5 million, and our services revenue decreased by $0.3 million.

Revenue increased to $49.6 million for the nine months ended February 29, 2024 from $42.7 million for the nine months ended February 28, 2023,  primarily driven by strong sales in contactors.  Our contactors revenue increased by $11.8 million, and our services revenue increased by $0.7 million. The increase was partially offset by a decrease in systems revenue of $5.6 million.

Revenue by Geography	Three Months Ended			Nine Months Ended
	February 29,	February 28,	Percent	February 29,	February 28,	Percent
(Dollars in thousands)	2024	2023	Change	2024	2023	Change
Asia	$5,167	$14,849	(65%)	$43,320	$34,873	24%
United States	1,640	2,343	(30%)	3,105	7,761	(60%)
Europe	$756	14	N.M.	3,193	58	N.M.
Total revenues	$7,563	$17,206	(56%)	$49,618	$42,692	16%

Asia as a percentage of total revenues	68.3%	86.3%		87.3%	81.7%
United States as a percentage of total revenues	21.7%	13.6%		6.3%	18.2%
Europe as a percentage of total revenues	10.0%	0.1%		6.4%	0.1%

N.M.-Not meaningful

On a geographic basis, revenues represent products that were shipped to or services that were performed at our customer locations. For the three months ended February 29, 2024 compared to the three months ended February 28, 2023, revenue in Asia and United States decreased, driven by fewer shipments to our customers in Asia and United States due to the recent overall softness in the demand for electric vehicles, partially offset by the increase in revenue from customers in Europe. For the nine months ended February 29, 2024, international revenues increased, compared to the same period in the prior year, primarily as a result of the more shipments to our customers in Asia and Europe, partially offset by the decline in revenue from a customer in the United States.

Gross Margin

Gross Profit by Category	Three Months Ended			Nine Months Ended
	February 29,	February 28,	Percent	February 29,	February 28,	Percent
(Dollars in thousands)	2024	2023	Change	2024	2023	Change
Products	$2,782	$8,392	(67%)	$22,350	$19,976	12%
Services	374	483	(23%)	1,745	1,291	35%
Gross profit	$3,156	$8,875	(64%)	$24,095	$21,267	13%

Gross Margin by Category
Product	41.3%	52.1%		48.7%	50.3%
Services	44.9%	44.5%		47.2%	43.4%
Gross margin	41.7%	51.6%		48.6%	49.8%

Gross profit decreased to $3.2 million for the three months ended February 29, 2024 from $8.9 million for the three months ended February 28, 2023. Gross margin decreased to 41.7% for the three months ended February 29, 2024 from 51.6% for the three months ended February 28, 2023. The decrease in gross margin of 9.9 percentage points was primarily due to lower shipments resulting in lower manufacturing efficiencies, an increase in costs from design changes, and higher warranty expenses.

Gross profit increased to $24.1 million for the nine months ended February 29, 2024 from $21.3 million for the nine months ended February 28, 2023. Gross margin decreased to 48.6% for the nine months ended February 29, 2024 from 49.8% for the nine months ended February 28, 2023. The decrease in gross margin of 1.2 percentage points was primarily driven by a slight decrease in products gross margin due to higher costs from design changes and logistics, partially offset by improved services gross margin.

Research and Development

	Three Months Ended			Nine Months Ended
	February 29,	February 28,	Percent	February 29,	February 28,	Percent
(Dollars in thousands)	2024	2023	Change	2024	2023	Change
Research and development	$2,139	$1,832	17%	$6,568	$4,881	35%
As a percentage of total revenues	28.3%	10.6%		13.2%	11.4%

Research and development expenses consist primarily of compensation and benefits for product development personnel, outside development service costs, travel expenses, facilities cost allocations, and stock-based compensation charges. Research and development expenses increased to $2.1 million for the three months ended February 29, 2024, compared to $1.8 million for the three months ended February 28, 2023. The increase of $0.3 million was primarily driven by higher non-recurring engineering services charges, an increase in allocated facility cost and higher employment costs due to an increase in headcount. We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of the timing of product development projects and revenue generating activity requirements.

Research and development expenses increased to $6.6 million for the nine months ended February 29, 2024, compared to $4.9 million for the nine months ended February 28, 2023. The increase of $1.7 million was primarily due to higher non-recurring engineering services charges of $0.7 million, higher employment-related costs of $0.6 million and an increase in allocated facility cost of $0.2 million.

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
	February 29,	February 28,	Percent	February 29,	February 28,	Percent
(Dollars in thousands)	2024	2023	Change	2024	2023	Change
Selling, general and administrative	$3,063	$3,250	(6%)	$9,990	$8,650	15%
As a percentage of total revenues	40.5%	18.9%		20.1%	20.3%

Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel, legal and accounting service costs, marketing communications costs, travel expenses, facilities cost allocations, and stock-based compensation charges. Selling, general and administrative expenses decreased to $3.1 million for the three months ended February 29, 2024, compared to $3.3 million for the three months ended February 28, 2023. The decrease was primarily due to the reversal of a prior period accrual for bonuses based on revenue and profitability levels that are now not anticipated to be met.

Selling, general and administrative expenses increased to $10.0 million for the nine months ended February 29, 2024, compared to $8.7 million for the nine months ended February 28, 2023. The increase of $1.3 million was primarily due to an increase in employment-related cost of $1.1 million and an increase in audit and legal service fees of $0.3 million.

Interest and Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
	February 29,	February 28,	Percent	February 29,	February 28,	Percent
(Dollars in thousands)	2024	2023	Change	2024	2023	Change
Interest income	$584	$374	56%	$1,796	$758	137%
Other income (expense), net	(2)	(18)	(89%)	2	1	100%
Interest and other income (expense), net	$582	$356	63%	$1,798	$759	137%

Interest and other income (expense), net, primarily consists of interest income and foreign currency transaction exchange gains and losses. Interest and other income (expense), net, increased for the three and nine months ended February 29, 2024, compared to the same periods in the prior year, primarily driven by higher interest income earned due to higher average cash and investment balances and higher yields from our investments in money market funds.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	February 29,	February 28,	Percent	February 29,	February 28,	Percent
(Dollars in thousands)	2024	2023	Change	2024	2023	Change
Provision for income taxes	$7	$17	(59%)	$43	$49	(12%)

Income tax expense was not significant due to the available net operating losses and research and development credits carryforwards.

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash were $47.7 million as of February 29, 2024, compared to $17.3 million as of February 28, 2023. Short term investments were $0 as of February 29, 2024, compared to $25.6 million of February 28, 2023. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for the next twelve months.

	Nine Months Ended
	February 29,	February 28,
(In thousands)	2024	2023	Change
Operating activities	$532	$4,143	$(3,611)
Investing activities	17,297	(25,472)	42,769
Financing activities	(282)	7,138	(7,420)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(20)	(35)	15
Net increase in cash, cash equivalents and restricted cash	$17,527	$(14,226)	$31,753

Net Cash Flows Provided by Operating Activities

Cash flow from operating activities during the nine months ended February 29, 2024 mostly consisted of net income, adjusted for certain non-cash items which primarily consisted of depreciation and amortization, share-based compensation expense and amortization of operating lease right-of-use assets. The $3.6 million decrease in cash flows from operating activities for the nine months ended February 29, 2024, compared to the nine months ended February 28, 2023, was driven primarily by an increase in cash used in inventory production and vendor payments due to anticipated customer demand, and a decrease in cash provided by deferred revenue due to timing of customer deposits and revenue recognition, partially offset by an increase in cash provided by collection of accounts receivable and a higher net income.

Net Cash Flows Provided by (Used in) Investing Activities

Net cash provided by investing activities increased by $42.8 million for the nine months ended February 29, 2024 compared to the nine months ended February 28, 2023. The increase was primarily due to the maturity of our short-term investments of $18.0 million during the nine months ended February 29, 2024, while the net purchase of short-term investments was $25.3 million during the nine months ended February 28, 2023.

Net Cash Flows Provided by (Used in) Financing Activities

Net cash provided by financing activities decreased by $7.4 million for the nine months ended February 29, 2024, compared to the nine months ended February 28, 2023. During the nine months ended February 28, 2023, net proceeds from the sale of our common stock under our “At the market” offering program were $6.9 million compared to no such sales during the same period in the current year.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, evaluated the effectiveness of our "disclosure controls and procedures" as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of February 29, 2024, in connection with the filing of this Quarterly Report on Form 10-Q. Based on that evaluation as of February 29, 2024, our CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended February 29, 2024, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to various claims and legal proceedings that arise in the ordinary course of business. We accrue for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. During the reported period, we were not a party to any material legal proceedings, thus no loss was probable and no amount was accrued as of February 29, 2024.

Item 1A. Risk Factors

Item 1A, “Risk Factors,” on pages 10 through 16 of the Company’s Annual Report on Form 10-K for the year ended May 31, 2023, provides information on the significant risks associated with our business. There have been no subsequent material changes to these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the fiscal quarter ended February 29, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408(a).

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

AEHR TEST SYSTEMS

Date: April 10, 2024	By:	/s/ GAYN ERICKSON
Gayn Erickson
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 10, 2024	By:	/s/ CHRIS P. SIU
Chris P. Siu
Executive Vice President of Finance, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

