Form 10-K
period 2024-05-31
AEHR TEST SYSTEMS
filed 2024-07-30
CIK 1040470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2024

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

The aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates of the registrant, based upon the closing price of $22.96 on November 30, 2023, as reported on the NASDAQ Capital Market, was $630,123,470. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock (other than such persons of whom the Registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

The number of shares of registrant’s common stock, par value $0.01 per share, outstanding at July 15, 2024 was 29,007,409.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended May 31, 2024.

AEHR TEST SYSTEMS

FORM 10-K

FISCAL YEAR ENDED MAY 31, 2023

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “plan,” “intend,” “expect,” “could,” “target,” “project,” “should,” “predict,” “potential,” “would,” “seek” and similar expressions and the negative of those expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. These risks include but are not limited to those factors identified in “Risk Factors” beginning on page [12] of this Annual Report on Form 10-K, those factors that we may from time to time identify in our periodic filings with the Securities and Exchange Commission, as well as other factors beyond our control. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. Unless the context requires otherwise, references in this Form 10-K to “Aehr Test,” the “Company,” “we,” “us” and “our” refer to Aehr Test Systems.

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

PART I

Item 1. Business

OVERVIEW

Aehr Test Systems, Inc. (“Aehr Test,” “Aehr,” or “we”) was incorporated in the state of California on May 25, 1977 and is headquartered in Fremont, California. We are a leading provider of test solutions for testing, burning-in, and stabilizing semiconductor devices in wafer level, singulated die, and package part form, and have installed thousands of systems worldwide. Mission critical applications are driving increased quality, reliability, safety, and security needs of semiconductors. The applications include electric vehicles, electric vehicle charging infrastructure, solar and wind power, computing, data and telecommunications infrastructure, and solid-state memory storage. The trend is driving additional test requirements, incremental capacity needs, and new opportunities for Aehr Test products and solutions. We have developed and introduced several innovative products including the FOX-PTM family of test and burn-in systems and FOX WaferPakTM Aligner, FOX WaferPak Contactor, FOX DiePak® Carrier and FOX DiePak Loader. The FOX-XP and FOX-NP systems are full wafer contact and singulated die/module test and burn-in systems that can test, burn-in, and stabilize a wide range of devices such as leading-edge silicon carbide-based and gallium nitride power semiconductors, 2D and 3D sensors used in mobile phones, tablets, and other computing devices, memory semiconductors, processors, microcontrollers, systems-on-a-chip, and photonics and integrated optical devices used in artificial intelligence. The FOX-CP system is a low-cost single-wafer compact test solution for logic, memory and photonic devices and the newest addition to the FOX-P product family. The FOX WaferPak Contactor contains a unique full wafer contactor capable of testing wafers up to 300mm that enables IC manufacturers to perform test, burn-in, and stabilization of full wafers on the FOX-P systems. The FOX DiePak Carrier allows testing, burn-in, and stabilization of singulated bare die and modules up to 1,024 devices in parallel per DiePak on the FOX-NP and FOX-XP systems up to nine DiePaks at a time.

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

Testing and reliability screening involve multiple steps. The first set of tests is typically performed by semiconductor device manufacturers before the processed semiconductor wafer is cut into individual die, in order to avoid the cost of packaging defective die. This “wafer probe” testing can be performed on one or many die at a time, including testing the entire wafer at once. Most leading-edge microprocessors, microcontrollers, digital signal processors, memory ICs, sensors, power and optical devices (such as vertical-cavity surface-emitting lasers, or VCSELs) then undergo an extensive reliability screening and stress testing procedure known as burn-in or cycling, depending on the application. This can either be done at the wafer level, before the die are packaged, or at the package level, after the die are packaged. The burn-in process screens for early failures by operating the device at elevated voltages and temperatures, at up to 150 degrees Celsius (302 degrees Fahrenheit) or higher. Depending upon the application, the burn-in times can range anywhere from minutes to hours or even days. A typical burn-in system can process thousands of devices simultaneously. After burn-in, the devices undergo a final test process using automatic test equipment, or testers. For example, this cycling process screens silicon carbide semiconductor devices used in electric vehicle engine controller inverters and their corresponding on-board battery chargers for failure to meet current power loss and leakage specifications, as well as endurance requirements.

MARKETS

The Company’s semiconductor test and reliability qualification solutions address multiple test and burn-in markets including Silicon Carbide (SiC) and Gallium Nitride (GaN) devices for power semiconductors, electric vehicles, electric vehicle charging infrastructure, solar and wind power, silicon photonics for data center infrastructure and worldwide 5G infrastructure, 2D/3D sensors for consumer electronics and automotive applications, the data storage and memory and artificial intelligence markets.

Power Semiconductors (Silicon Carbide and Gallium Nitride)

Silicon carbide power semiconductors have emerged as the preferred technology for battery electric vehicle power conversion in on-board and off-board electric vehicle battery chargers, and the electric power conversion and control of the electric engines. These devices reduce power loss by as much as greater than 75% over power silicon alternatives like IGBT (Insulated-Gate Bipolar Transistor) devices, which has essentially changed the entire market dynamic. With the power efficiency advantages of SiC, the Company sees most, if not every electric vehicle automotive company moving to silicon carbide-based powertrain and charging systems in the near future.

The gallium nitride market appears to be a potentially significant growth driver for our systems and WaferPak full wafer contactors, particularly for automotive, photovoltaic and other industrial applications where burn-in appears to be critical for meeting the initial quality and reliability needs of those markets.

The Company’s FOX-P family of products are cost-effective solutions to help ensure the critical quality and reliability of devices in this market, where quality and reliability can provide assurance against failure of a vehicle whose power semiconductor fails in the power drive train.

Silicon Photonics

The silicon photonics market is seeing increasing deployment of devices used in the expansion of bandwidth and infrastructure to meet the explosive growth of data center and 5G infrastructure.

The rapid growth of integrated optical devices in data centers and data center interconnect infrastructure, mobile devices, automotive applications, and wearable biosensor markets is driving substantially higher requirements for initial quality and long-term reliability, and they are increasing with every new product generation. The application of silicon photonics integrated circuits for use in optical chip-to-chip communication in addition to the current photonics as multiple companies have made announcements regarding their product roadmaps for co-packaged photonics integrated circuits with microprocessors, graphics processors, chip sets for computing as well as artificial intelligence applications.

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

Data Storage and Memory

The Company also sees new developments in the data storage and memory markets as new opportunities for its systems where these end markets and customers require devices to have extremely high levels of quality and long-term reliability. One of the market opportunities for wafer level burn-in is semiconductors used in Hard Disk drives for data storage. The NAND Flash market implements 100% test and burn-in of devices to be used in mission critical applications such as enterprise storage. The Company sees NAND Flash market as an opportunity for our fully automated systems and WaferPaks with long term potential to also move into DRAM wafer level test and burn-in.

Artificial intelligence

The artificial intelligence (AI) processor market is experiencing a significant surge, driven by the increasing demand for machine learning and AI applications. Semiconductor companies are continuously innovating and releasing new AI chips to meet this demand. The production of AI processor wafers has seen substantial growth, with companies shipping millions of devices.

As the AI processor market grows, the Company sees the need for burn-in becoming increasingly important. AI Processors distinct architecture of die-to-die interdependency and increased memory size and use create a unique opportunity for the Company to apply enabling wafer level test and burn-in technology for its customers and potential future customers. Subjecting the AI processors under stress to eliminate potential failures before they are deployed is crucial as they are often used in critical applications where failure can have significant consequences. Therefore, as the AI chip market continues to expand, the importance of robust and efficient burn-in processes cannot be overstated. These processes work to  ensure the reliability and longevity of AI chips, thereby helping to contribute to the overall growth and success of the AI industry.

Mobile 2D and 3D Sensors

Sensors used in mobile devices such as smartphones, tablets, wearables such as watches and fitness bands, and audio devices have become pervasive. Initially, sensors on smartphones allowed basic functions we have all come to expect such as touchscreens, rotational sensors, and fingerprint sensors, but have gotten more complex with added capabilities such as 3D facial recognition and time of flight distance measurements. We will see the addition of health monitoring sensors, 3D measurement capability, and other advanced sensors in the future. As sensors become more pervasive and add critical new functionality to devices, it becomes increasingly important that the data collected be accurate and reliable, which we believe will drive requirements for our solutions for production test and burn-in of these sensors.

Automotive Semiconductors

In addition, the rapid growth and increasing demand for reliability in automotive sensor technologies is a key market driver for the Company. These technologies include ADAS (Advanced Driver Assistance Systems) capabilities such as collision avoidance systems using laser, LIDAR (Light Detection and Ranging), and RADAR (Radio Detection and Ranging) or other sensing technologies. More and more new vehicles now include as standard capabilities collision avoidance systems that detect obstacles and monitor the vehicle’s surroundings to notify the driver of dangerous conditions and take evasive action. In addition to autonomous vehicles that require extremely high reliability of the devices in these systems, more and more vehicles around the world are embedding these systems and sensors into their everyday driving features. The Company sees the rising tide of the increasing number of embedded sensors and electrical and optical systems in vehicles as a key driver of the increasing market need for reliable semiconductors. This, in turn, is increasing the need for 100% production test and burn-in of devices  to lower the infant mortality rate of devices and ensure that these devices and systems operate over the life of the vehicles.

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

The Company’s product portfolio is platform-based systems with a modular configurable approach to enable a broad market approach while leveraging refined high-quality modules as building blocks. The platform-based system enables the optimized configuration for the market, application or specific customer requirement. Modules and configurability provide a range of current and voltage selections over a range of power and thermal capacities while enabling digital control for each unique device requirement. Implementing this approach along with our proprietary full wafer contactors and device interface carriers provides our customers with the ability to configure a system for engineering characterization and reliability qualification and  high-volume production applications.

Full Wafer Contact Systems

Aehr’s FOX-XP test and burn-in platform allows for reliability screening tests to be completed on an entire wafer full of devices, testing all of them at once or multiple touchdowns, while also testing and monitoring every device for failures during the burn-in process to provide critical information on those devices. This is an enormously valuable capability, as it screens out devices that would otherwise fail after they are packaged into multi-die modules where the yield impact could be 10 times or even 100 times as costly.

The FOX-XP test and burn-in system, introduced in July 2016, is designed for devices in wafer, singulated die, and module form that require test and burn-in times typically measured in hours to days. The FOX-XP system can test and burn-in up to 18 wafers at a time. For high reliability applications, such as automotive, mobile devices, networking, telecommunications, sensors, power and solid-state devices, the FOX-XP system is a cost-effective solution for producing tested and burned-in die for use in multi-chip packages. Using Known-Good Die, or KGD, which are fully burned-in and tested die, in multi-chip/heterogeneous packages assures the reliability of the final product and lowers costs by increasing the yield of high-cost multi-chip packages. Wafer-level burn-in and test enables lower cost production of KGD for multi-chip modules, 3-D stacked packages and systems-in-a-package. The FOX-XP platform has been extended for burn-in and test of small multi-die modules by using DiePak Carriers. The DiePak Carrier with its multi-module sockets and high wattage dissipation capabilities has a capacity of hundreds of die or modules, much higher than the capacity of a traditional burn-in system with traditional single-device sockets and heat sinks.

The FOX-NP is a low-cost entry-level system to provide a configuration and price point for companies to initiate a new product introduction and production qualification, enabling an easier transition to the FOX-XP system for high volume production test. The FOX-NP system is 100% compatible with the FOX-XP system and is configurable with up to two slot assemblies per system compared to up to 18 slot assemblies in the FOX-XP system.

The FOX-CP is a low-cost single-wafer compact test and reliability verification solution for logic, memory, power and photonic devices. The FOX-CP reduces test cost by functionally testing wafers during reliability screening to identify failing logic, memory, power or photonic die before the die are integrated into their final package, and is optimal for test times ranging from minutes to a few hours or where multiple touchdowns are required to test the entire wafer. The FOX-CP includes an integrated prober which is equipped with optics for automatic pattern recognition so that the wafer is aligned properly for the testing process. It complements the capabilities of the FOX-XP and FOX-NP systems, which are optimal when the test time is measured in hours or days and the full wafer can be tested in a single touchdown.

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

Net revenues of full wafer contact product lines, systems, WaferPak Contactors, DiePak Carriers and services for fiscal 2024, 2023, and 2022 were $64.6 million, $63.5 million, and $48.9 million, respectively, and accounted for approximately 98%, 98%, and 96% of the Company’s net revenues in fiscal 2024, 2023, and 2022, respectively.

Systems For Packaged Parts

Test during burn-in, or TDBI, systems consist of several subsystems: pattern generation and test electronics, control software, network interface and environmental chamber. The test pattern generator allows duplication of most of the functional tests performed by a traditional tester. Pin electronics at each burn-in board (BIB), position are designed to provide accurate signals to the ICs being tested and detect whether a device is failing the test.

Devices being tested are placed on BIBs and loaded into environmental chambers which typically operate at temperatures from 25 degrees Celsius (77 degrees Fahrenheit) up to 150 degrees Celsius (302 degrees Fahrenheit). Using our optional chambers, our systems can produce temperatures as low as -55 degrees Celsius (-67 degrees Fahrenheit). A single BIB can hold up to several hundred integrated circuits (“ICs”), and a production chamber holds up to 72 BIBs, resulting in thousands of memory or logic devices being tested in a single system.

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

Net revenues of packaged part product lines, systems and services for fiscal 2024, 2023, and 2022 were $1.6 million, $1.4 million, and $1.9 million, respectively, and accounted for approximately 2%, 2%, and 4% of the Company’s net revenues in fiscal 2024, 2023, and 2022, respectively.

CUSTOMERS

The Company markets and sells its products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies.

Revenues from the Company’s five largest customers accounted for approximately 93%, 97%, and 98% of its net revenues in fiscal 2024, 2023, and 2022, respectively. During fiscal 2024, two customers accounted for approximately 67% and 17% of the Company’s net revenues. During fiscal 2023, two customers accounted for approximately 79% and 10% of the Company’s net revenues. During fiscal 2022, one customer accounted for approximately 82% of the Company’s net revenues. No other customers accounted for more than 10% of the Company’s net revenues for any of these periods. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net revenues for the foreseeable future. In addition, revenues from significant customers may fluctuate significantly from quarter to quarter. Such fluctuations may result in changes in the utilization of the Company’s facilities and resources. The loss of or reduction or delay in orders from a significant customer or a delay in collecting or failure to collect accounts receivable from a significant customer could materially and adversely affect the Company’s business, financial condition and operating results.

MARKETING, SALES AND CUSTOMER SUPPORT

The Company has sales and service operations in the United States, Germany, the Philippines and Taiwan, dedicated sales and service resources in China and South Korea, and has established a network of distributors and sales representatives in certain key parts of the world. See “Revenue Recognition” in Item 7 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion of the Company’s relationship with distributors, and its effects on revenue recognition.

The Company’s customer service and support program includes system installation, system repair, applications engineering support, spare parts inventories, customer training and documentation. The Company has applications engineering and field service personnel located near and sometimes co-located at our customers and includes resources at the corporate headquarters in Fremont, California, at customer locations in Texas, at the Company’s subsidiaries in Germany and the Philippines, at its branch office in Taiwan, and also through third-party agreements in China. The Company’s distributors provide applications and field service support in other parts of the world. The Company customarily provides a warranty on its products. The Company offers service contracts on its systems directly and through its subsidiaries, distributors and representatives. The Company believes that maintaining a close relationship with customers and providing them with ongoing engineering support improves customer satisfaction and will provide the Company with a competitive advantage in selling its products to the Company’s customers.

BACKLOG

At May 31, 2024, the Company’s backlog was $7.3 million compared with $24.5 million at May 31, 2023. The Company’s backlog consists of product orders for which confirmed purchase orders have been received and which are scheduled for shipment within 12 months. Due to the possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments or development projects, the Company’s backlog as of a particular date may not be indicative of net revenues for any succeeding period.

RESEARCH AND PRODUCT DEVELOPMENT

The Company historically has devoted a significant portion of its financial resources to research and development programs and expects to continue to allocate significant resources to these efforts. The Company’s research and development expenses were $8.7 million, $7.1 million, $5.8 million during fiscal 2024, 2023, and 2022, respectively.

The Company conducts ongoing research and development to design new products and to support and enhance existing product lines.  Building upon the expertise gained in the development of its existing products, the Company has developed the FOX family of systems for performing test and burn-in of entire processed wafers, and burn-in of devices in singulated die and module form, including the FOX-NP and FOX-CP systems released during fiscal 2019, and the Automated WaferPak Aligner released during fiscal 2023.  The Company is developing enhancements to wafer level burn-in products and our packaged parts, intended to improve the capability and performance for testing and burn-in of future generation devices and provide the flexibility in a wide variety of applications.

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

PROPRIETARY RIGHTS

The Company relies primarily on the technical and creative ability of its personnel, its proprietary software, and trade secrets and copyright protection, rather than on patents, to maintain its competitive position. The Company’s proprietary software is copyrighted and licensed to the Company’s customers. As of May 31, 2024, the Company held more than 110 active patents in the United States, Singapore, China, Japan, Korea, and other countries, with expiration date ranges from 2024 to 2041, and had several additional United States patent applications and foreign patent applications pending.

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

As of May 31, 2024, there were no pending claims against the Company regarding infringement of any patents or other intellectual property rights of others. However, the Company may, from time to time, receive communications from third parties asserting intellectual property claims against the Company. Such claims could include assertions that the Company’s products infringe, or may infringe, the proprietary rights of third parties, requests for indemnification against such infringement or suggest the Company may be interested in acquiring a license from such third parties. There can be no assurance that any such claim made in the future will not result in litigation, which could involve significant expense to the Company, and, if the Company is required or deems it appropriate to obtain a license relating to one or more products or technologies, there can be no assurance that the Company would be able to do so on commercially reasonable terms, or at all.

ENVIRONMENTAL, SOCIAL AND GOVERNANCE (ESG)

Environmental

The Company focuses on clean technology such as the electrical vehicle (“EV”) and power semiconductors market. EV and power semiconductor revenues accounted for 92%, 85%, and 82% of total revenues in fiscal 2024, 2023, and 2022, respectively. We engineer our products to be more energy efficient by using more efficient electrical designs and thermally efficient cooling architectures using conductive heat transfer versus convection air cooled methods. Our technology and architectural design allow our products to take up only 5% of the test floor space compared to competitor’s products.

The Company improved its facilities by replacing existing air conditioners and heat exchanger with higher efficiency units that draw less power and produce less wasted energy. Our headquarters facility upgrades include moving to high efficiency lighting, modernizing our electrical power and cooling infrastructure, and adding Electric Vehicle charging stations for employees, vendors, and customers.

Social

The Company reviews hiring and turnover quarterly and performs annual salary reviews, using independent third-party data, to ensure competitive compensation practices. The Company conducts annual employee surveys to evaluate employee satisfaction. Glassdoor shows the Company at a 4.2 out of 5 rating as a great place to work.

The Company provides variable compensation on top of base salary for all employees including an employee profit sharing plan. The Company also provides equity awards including stock options, restricted stock units (“RSUs”), and participation in an employee stock purchase plan for regular full-time (“RFT”) employees, located in the U.S. The Company is restricted from issuing stock options or RSUs to non-U.S. employees in certain countries due to local regulations. For those employees who are unable to participate in the Company’s equity incentive plan, the Company maintains a stock appreciation bonus program to provide compensation linked to the Company’s stock price during a predetermined period. The Company also provides a 401(k) plan, and a non-contributory Employee Stock Ownership plan, for U.S. employees.

The Company provides recurring training in compliance with State of California regulations including sexual harassment, prevention of violence in the workplace, and Diversity, Equality, and Inclusion (“DEI”) training. The Company promotes employee engagement through corporate events or activities on a regular basis.

The Company provides health care coverage for all RFT employees, life insurance, continuing education assistance, and reimbursement of U.S. employee health club membership. The Company ensures compliance with International Organization for Standardization (“ISO”) certification and maintains safety training.

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

All employees and Board members sign a Code of Conduct and Ethics Policy, and Insider Trading Policy upon hire. All employees are provided with the employee handbook which addresses Sexual Harassment, Confidentiality, and Electronic Use Policy among others. Each of the Company’s directors and officers completes a Director and Officer Questionnaire to identify conflicts of interest or areas of concern. The Company also maintains Audit, Compensation and Nominating and Governance Committees to provide corporate oversight.

HUMAN CAPITAL RESOURCES

As of May 31, 2024, the Company, including its foreign subsidiaries and one branch office, employed 115 persons collectively, on a regular full-time basis, of whom 28 were engaged in research, development and related engineering, 39 were engaged in manufacturing, 33 were engaged in marketing, sales and customer support and 15 were engaged in general administration, finance and IT functions. In addition, the Company from time to time employs a few contractors, temporary, and part-time employees, particularly to perform customer support and manufacturing.

The Company’s employees are dispersed across principal offices in the United States, Germany, Taiwan, and the Philippines. In addition, our service and support organization has employees located worldwide, at or near customer facilities, to provide timely customer response. As of May 31, 2024 regular full-time employees were located in the following geographic areas: 83 in United States, 25 in the Philippines, five in Taiwan and two in Germany.

The Company’s success is in part dependent on its ability to attract and retain highly skilled workers, who are in high demand. None of the Company’s employees are represented by a union and the Company has never experienced a work stoppage due to strike. The Company’s management considers its relations with its employees to be good. The Company regularly evaluates its ability to attract and retain its employees. The Company has had relatively low turnover rates within its workforce, with 51% of its regular full-time workforce being with the Company for 5 years or more.

The Company believes that the investments we make in driving a strong, values-based culture and supporting its employees through programs, development, and competitive pay enhances its organizational capability. The Company’s management reviews retention and turnover data, employee communications, performance review status, and compensation and benefits to identify potential issues or opportunities for improvement on a quarterly basis. The Company periodically performs employee surveys to monitor employee satisfaction and the Company follows up with an action planning process to actively respond to employee feedback.

BUSINESS SEGMENT DATA AND GEOGRAPHIC AREAS

The Company operates in one business segment, the designing, manufacturing, marketing and selling of advanced test and burn-in products to the semiconductor manufacturing industry in several geographic areas. Selected financial information, including net revenues and property and equipment, net for each of the last three fiscal years, by geographic area is included in Part II, Item 8, Note 12, “Revenue” and Note 15, “Segment Information” and certain risks related to such operations are discussed in Part I, Item 1A, Risk Factors, under the heading “We sell our products and services worldwide, and our business is subject to risks inherent in conducting business activities in geographic regions outside of the United States.”

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

The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and contract test and assembly companies accounting for a substantial portion of the purchases of semiconductor equipment. Sales to our five largest customers accounted for approximately 93%, 97%, and 98%, of our net sales in fiscal 2024, 2023, and 2022, respectively. During fiscal 2024, two customers accounted for approximately 67% and 17% of the Company’s net sales. During fiscal 2023, two customers accounted for approximately 79% and 10% of our net sales. During fiscal 2022, one customer accounted for approximately 82% of our net sales. No other customers accounted for more than 10% of our net sales for any of these periods.

We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our net sales for the foreseeable future. In addition, sales to particular customers may fluctuate significantly from quarter to quarter. The concentration of our customer base increases risks related to the financial condition of our customers, and the deterioration in financial condition of a single customer or the failure of a single customer to perform its obligations could have a material adverse effect on our results of operations and cash flow. If any such customers change their business requirements or focus, vendor selection, project prioritization, or purchasing behavior, or are parties to consolidation transactions, they may delay, suspend, reduce or cancel their purchases of our products or services and our business, financial condition, and results of operations may be adversely affected.

A substantial portion of our net sales is generated by relatively small volume, high value transactions.

We derive a substantial portion of our net sales from the sale of a relatively small number of systems with high dollar value. As a result, the loss or deferral of a limited number of system sales could have a material adverse effect on our net sales and operating results in a particular period. Most customer purchase orders are subject to cancellation or rescheduling by the customer with limited penalties, and, therefore, backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. From time to time, cancellations and rescheduling of customer orders have occurred, and delays by our suppliers in providing components or subassemblies to us have caused delays in our shipments of our own products. For example, in the second and third quarters of 2024, we experienced significant delays in expected customer orders and an increased frequency of customers rescheduling. There can be no assurance that we will not be materially adversely affected by future cancellations or rescheduling by our customers or other delays in our shipments. For non-standard products where we have not effectively demonstrated the ability to meet specifications in the customer environment, we defer revenue until we have met such customer specifications. Any delay in meeting customer specifications could have a material adverse effect on our operating results. A substantial portion of net sales typically are realized near the end of each quarter. A delay or reduction in shipments near the end of a particular quarter, due, for example, to unanticipated shipment rescheduling, cancellations or deferrals by customers, customer credit issues, unexpected manufacturing difficulties experienced by us or delays in deliveries by suppliers, could cause net sales in a particular quarter to fall significantly.

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

A principal element of our business strategy is to increase our presence in the test equipment market through system sales in our FOX wafer-level and singulated die/module test and burn-in product family. Market acceptance of the FOX system is subject to a number of risks. Before a customer incorporates the FOX system into a production line, lengthy qualification and correlation tests must be performed. We anticipate that potential customers may be reluctant to change their procedures in order to transfer burn-in and test functions to the FOX system. Initial purchases are expected to be limited to systems used for these qualifications and for engineering studies. Market acceptance of the FOX system also may be affected by a reluctance of IC manufacturers to rely on relatively small suppliers such as us. As is common with new complex products incorporating leading-edge technologies, we may encounter reliability, design and manufacturing issues as we begin volume production and initial installations of FOX systems at customer sites. The failure of the FOX system to achieve increased market acceptance would have a material adverse effect on our future operating results, long-term prospects and our stock price.

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

The semiconductor equipment industry is subject to rapid technological change and new product introductions and enhancements. Our ability to remain competitive depends in part upon our ability to develop new products and to introduce them at competitive prices and on a timely and cost-effective basis. Our success in developing new and enhanced products depends upon a variety of factors, including product selection, timely and efficient completion of product design, timely and efficient implementation of manufacturing and assembly processes, product performance in the field and effective sales and marketing. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both future demand and the technology that will be available to satisfy that demand. Furthermore, introductions of new and complex products typically involve a period in which design, engineering and reliability issues are identified and addressed by our suppliers and by us. There can be no assurance that we will be successful in selecting, developing, manufacturing and marketing new products that satisfy market demand. Any such failure would materially and adversely affect our business, financial condition and results of operations.

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

We are exposed to cybersecurity threats or incidents.

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

 A decrease in customer device failure rates and future changes in semiconductor technologies may result in a decrease in demand for our products.

Customer tool utilization is driven by many factors including failure rates of customer devices. Improvements in yield may result in customers decreasing test and burn-in times, or electing to perform sampling rather than 100% burn-in of their devices. Based upon data obtained from our systems customers may revise internal manufacturing processes to decrease failure rates. A decrease in customer quality targets or tool utilization may result in a decrease in demand for our products impacting our business and results of operations.

Future improvements in semiconductor design and manufacturing technology may also reduce or eliminate the need for our products. For example, improvements in semiconductor process technology and improvements in conventional test systems, such as reduced cost or increased throughput, may significantly reduce or eliminate the market for one or more of our products. If we are not able to improve our products or develop new products or technologies quickly enough to maintain a competitive position in our markets, it could cause us to lose customers, substantially decrease or delay market acceptance and sales of our products and services, and significantly harm our business, financial condition, and results of operations.

If we fail to operate our business in accordance with our business plan, our operating results, business and stock price may be significantly and adversely impacted.

We attempt to operate our business in accordance with a business plan that is established annually, revised as appropriate, and reviewed by management even more frequently. Our business plan is developed based on a number of factors, many of which require estimates and assumptions, such as our expectations of the economic environment, future business levels, our customers’ willingness and ability to place orders, lead-times, and future revenue and cash flow. Our budgeted operating expenses, for example, are based in part on our future revenue expectations. However, our ability to achieve our anticipated revenue levels is a function of numerous factors, including the volatile and historically cyclical nature of our primary industry, customer order cancellations, macroeconomic changes, operational matters regarding particular agreements, our ability to manage customer deliveries, the availability of resources for the installation of our products, delays or accelerations by customers in taking deliveries and the acceptance of our products (for products where customer acceptance is required before we can recognize revenue from such sales), our ability to operate our business and sales processes effectively, and a number of the other risk factors as described in this Item 1A.

Because our expenses are in most cases relatively fixed in the short term, any revenue shortfall below expectations could have an immediate and material adverse effect on our operating results. Similarly, if we fail to manage our expenses effectively or otherwise fail to maintain rigorous cost controls, we could experience greater than anticipated expenses during an operating period, which would also negatively affect our results of operations. If we fail to operate our business consistent with our business plan, our operating results in any period may be materially and adversely impacted. Such an outcome could cause customers, suppliers or investors to view us as less stable, or could cause us to fail to meet financial analysts’ revenue or earnings estimates, any of which could have an adverse impact on our stock price.

In addition, our management is constantly striving to balance the requirements and demands of our customers with the availability of resources, the need to manage our operating model and other factors. In furtherance of those efforts, we often must exercise discretion and judgment as to the timing and prioritization of manufacturing, deliveries, installations and payment scheduling. Any such decisions may impact our ability to recognize revenue, including the fiscal period during which such revenue may be recognized, with respect to such products, which could have a material adverse effect on our business, results of operations or stock price. Over the past year, the Company has increased inventory levels significantly. This decision was driven by previously experienced long lead time in obtaining critical parts and in producing the systems and by higher projected revenues. As a result, if actual revenues do not meet these projections, the Company may face challenges related to excess inventory, including potential write-downs or obsolescence, which could adversely affect our financial results.

We are exposed to risks related to our commercial terms and conditions, including our indemnification of third parties, as well as the performance of our products.

Although our standard commercial documentation sets forth the terms and conditions that we intend to apply to commercial transactions with our business partners, counterparties to such transactions may not explicitly agree to our terms and conditions. In situations where we engage in business with a third party without an explicit master agreement regarding the applicable terms and conditions, or where the commercial documentation applicable to the transaction is subject to varying interpretations, we may have disputes with those third parties regarding the applicable terms and conditions of our business relationship with them. Such disputes could lead to a deterioration of our commercial relationship with those parties, costly and time-consuming litigation, or additional concessions or obligations being offered by us to resolve such disputes, or could impact our revenue or cost recognition. Any of these outcomes could materially and adversely affect our business, financial condition and results of operations.

In addition, in our commercial agreements, from time to time in the normal course of business, we indemnify third parties with whom we enter into contractual relationships, including customers, suppliers and lessors, with respect to certain matters.

We have agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, third party claims that our products, when used for their intended purposes, infringe the IP rights of such third parties, or other claims made against certain parties. We may be compelled to enter into or accrue for probable settlements of alleged indemnification obligations, or we may be subject to potential liability arising from our customers’ involvements in legal disputes. In addition, notwithstanding the provisions related to limitations on our liability that we seek to include in our business agreements, the counterparties to such agreements may dispute our interpretation or application of such provisions, and a court of law may not interpret or apply such provisions in our favor, any of which could result in an obligation for us to pay material damages to third parties and engage in costly legal proceedings. It is difficult to determine the maximum potential amount of liability under any indemnification obligations, whether or not asserted, due to our limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in any particular claim. Our business, financial condition and results of operations in a reported fiscal period could be materially and adversely affected if we expend significant amounts in defending or settling any purported claims, regardless of their merit or outcomes.

We are also exposed to potential costs associated with unexpected product performance issues. Our products and production processes are extremely complex and, thus, could contain unexpected product defects, especially when products are first introduced. Unexpected product performance issues could result in significant costs being incurred by us, including increased service or warranty costs, providing product replacements for (or modifications to) defective products, litigation related to defective products, reimbursement for damages caused by our products, product recalls, or product write-offs or disposal costs. These costs could be substantial and could have an adverse impact upon our business, financial condition and operating results. In addition, our reputation with our customers could be damaged as a result of such product defects, which could reduce demand for our products and negatively impact our business.

We may not be able to successfully integrate and manage the acquired business.

Our success depends on our ability to continually enhance and broaden our product offerings in response to customer-anticipated process changes, strategic opportunities for growth, and industry technology trends. We may choose to acquire new and complementary businesses, products, technologies and/or services instead of developing them ourselves. If we are unable to successfully integrate and manage acquired businesses, if the costs associated with integrating the acquired business exceeds our expectations, or if acquired businesses perform poorly, then our business and financial results may suffer. It is possible that the businesses we have acquired may perform worse than expected or prove to be more difficult to integrate and manage than anticipated.

Operational and Other Risks

Supply chain issues, including a shortage of critical components or contract manufacturing capacity, could result in a delay in fulfillment of customer orders, or an increase in costs, resulting in an adverse impact on our business and operating results.

Our sales growth depends on our ability to obtain timely deliveries of parts from our suppliers and contract manufacturers. A market shortage of semiconductor and other component supply could affect lead times, the cost of supply, and our ability to meet customer demand for our products. While we have taken steps to obtain an assurance of supply from our key suppliers, the market shortage of semiconductor supply may impact our ability to meet customer order fulfillments, or result in a significant increase in costs of our inventories. Manufacturing issues or capacity problems experienced by our suppliers or contract manufacturers could impact our ability to secure sufficient supply of critical components. If there is a market shortage of semiconductor supply, suppliers and contract manufacturers may commit their capacity to others, limiting our supplies or increasing costs. The failure to obtain timely delivery of supplies, or a significant increase in costs, could result in a material impact in our business and results from operations.

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

Approximately 95%, 86%, and 90% of our net sales in fiscal 2024, 2023, and 2022, respectively, were attributable to sales to customers for delivery outside of the United States. We provide sales and service globally with resources in North America, Taiwan, Germany, South Korea, and a service organization in the Philippines, as well as direct support through third party agreements in China. We expect that sales of products for delivery outside of the United States will continue to represent a substantial portion of our future sales. Our future performance will depend, in significant part, upon our ability to continue to compete in foreign markets which in turn will depend, in part, upon a continuation of current trade relations between the United States and foreign countries in which semiconductor manufacturers or assemblers have operations. A change toward more protectionist trade legislation in either the United States or such foreign countries, such as a change in the current tariff structures, export compliance or other trade policies, could adversely affect our ability to sell our products in foreign markets. In addition, we are subject to other risks associated with doing business internationally, including longer receivable collection periods and greater difficulty in accounts receivable collection, the burden of complying with a variety of foreign laws, difficulty in staffing and managing global operations, risks of civil disturbance or other events which may limit or disrupt markets, international exchange restrictions, changing political conditions and monetary policies of foreign governments.

Our net sales for fiscal 2024 were primarily denominated in U.S. Dollars. However, because a substantial portion of our net sales is from sales of products for delivery outside the United States, an increase in the value of the U.S. Dollar relative to foreign currencies would increase the cost of our products compared to products sold by local companies in such markets. In addition, since the price is determined at the time a purchase order is accepted, we are exposed to the risks of fluctuations in the U.S. Dollar exchange rate during the lengthy period from the date a purchase order is received until payment is made. This exchange rate risk is partially offset to the extent our foreign operations incur expenses in the local currency. To date, we have not invested in any instruments designed to hedge currency risks. Our operating results could be adversely affected by fluctuations in the value of the U.S. Dollar relative to other currencies.

Global unrest may impact our ability to sell our products or obtain critical materials.

Global economic uncertainty and financial market volatility caused by political instability, changes in international trade relationships and conflicts, such as the conflict between Russia and Ukraine and the political climate in China and Taiwan, the Israel-Hamas war, and escalating tensions in the Red Sea in connection with the attacks to disrupt shipments may result in limited access to these markets for sales and material purchases. Periods of macroeconomic weakness or recession and heightened market volatility caused by adverse geopolitical developments could increase these risks, potentially resulting in adverse impacts on our business operations. Increased energy costs in Europe, resulting from Russia’s limiting energy supplies in the region, may result in an economic downturn or an increase in the cost of materials. The on-going decline in relations between the United States and China, and relations between China and Taiwan, may result in the imposition of trade restrictions with China or Taiwan. While we have limited sales in Europe and Taiwan, and procurement from these regions, unrest in these areas may result in a decrease in sales of our products, or an increase in costs of materials and services.

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

The current economic conditions and uncertainty about future economic conditions, including volatility in the financial markets, national debt, fiscal or monetary concerns, inflation and interest rates, bank failures, and economic recession, make it challenging for us to forecast our operating results, make business decisions, and identify the risks that may affect our business, financial condition and results of operations. The market for semiconductors and semiconductor capital equipment has historically been cyclical, and we expect this trend to continue in the future.  If we do not appropriately manage our business operations in response to changing economic and industry conditions, it could have a material and adverse impact on our business performance and financial condition.

Our net sales are affected by the cyclicality of the semiconductor market, which may have a material adverse impact on our business performance and financial condition.

A significant portion of our business depends upon the capital expenditures of semiconductor manufacturers. Capital expenditures by these companies depend upon, among other things, the current and anticipated market demand for semiconductors and the products that utilize them. Typically, semiconductor manufacturers curtail capital expenditures during periods of economic downturn. Conversely, semiconductor manufacturers increase capital expenditures when market demand requires the addition of new or expanded production capabilities. This cyclicality may have a material adverse impact on our business performance and financial condition.

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

The failure to successfully implement enterprise resource planning and other information systems changes could adversely impact our business and operating results.

We periodically implement new or enhanced enterprise resource planning and related information systems in order to better manage our business operations, align our global organizations and enable future growth. Implementation of new business processes and information systems requires the commitment of significant personnel, training and financial resources, and entails risks to our business operations. If we do not successfully implement enterprise resource planning and related information systems improvements, or if there are delays or difficulties in implementing these systems, we may not realize anticipated productivity improvements or cost efficiencies, and may experience interruptions in service and operational difficulties, which could result in quality issues, reputational harm, lost market and revenue opportunities, and otherwise adversely affect our business, financial condition and results of operations.

Risks Related to Ownership of our Common Stock

Our stock price is volatile.

Historically, our common stock has experienced substantial price volatility. For example, during the two-year period ended May 31, 2024, the price of our common stock has ranged from $6.71 to $54.10. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline. Factors such as announcements of developments related to our business, fluctuations in our operating results, general conditions in the semiconductor and semiconductor equipment industries as well as the worldwide economy, announcement of technological innovations, new systems or product enhancements by us or our competitors, fluctuations in the level of cooperative development funding, acquisitions, changes in governmental regulations, developments in patents or other intellectual property rights and changes in our relationships with customers and suppliers could cause the price of our common stock to fluctuate substantially. In addition, in recent years the stock market in general, and the market for small capitalization and high technology stocks in particular, have experienced extreme price fluctuations which have often been unrelated to the operating performance of the affected companies. Such fluctuations could adversely affect the market price of our common stock.

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

Risks Related to our Financial/Legal/Organizational Structure

We depend on our key personnel and our success depends on our ability to attract, retain and motivate talented employees.

Our success depends to a significant extent upon the continued service of Gayn Erickson, our President and Chief Executive Officer, as well as other executive officers and key employees. We do not maintain key person life insurance for our benefit on any of our personnel, and none of our employees are subject to a non-competition agreement with us. The loss of the services of any of our executive officers or a group of key employees could have a material adverse effect on our business, financial condition and operating results. Our future success will depend in significant part upon our ability to attract, retain and motivating highly skilled technical, management, sales and marketing personnel. There are a limited number of personnel with the requisite skills to serve in these positions, and it has become increasingly difficult for us to hire such personnel. Competition for such personnel in the semiconductor equipment industry is intense, and there can be no assurance that we will be successful in attracting, retaining or motivating such personnel. Changes in management could disrupt our operations and adversely affect our operating results.

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

A change in accounting standards or practices or a change in existing taxation rules or practices (or changes in interpretations of such standards, practices or rules) could have a significant effect on our reported results and may affect reporting of transactions completed before the change is effective.

New accounting standards and taxation rules and varying interpretations of accounting pronouncements and taxation rules have occurred and will continue to occur in the future. Changes to (or revised interpretations or applications of) existing accounting standards or tax rules or the questioning of current or past practices may adversely affect our reported financial results or the way we conduct our business. Adoption of new standards may require changes to our processes, accounting systems, and internal controls. Difficulties encountered during adoption could result in internal control deficiencies or delay the reporting of our financial results.

Item 1B. Unresolved Staff Comments

None.

ITEM 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have established processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. To prevent, detect and respond to information security threats, we maintain a cyber risk management program that employs Cyber Security Framework (“CSF”) in accordance with the National Institute of Standards and Technology (“NIST”) security framework. CSF is a set of voluntary guidelines that help organizations assess and improve their cybersecurity posture by implementing processes for identifying and mitigating risk, and detecting, responding to and recovering from cyberattacks.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks. Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards.

Our Security Awareness Program includes training that reinforces our information technology risk and security management policies, standards and practices, as well as the expectation that employees comply with these policies. The Security Awareness Program engages personnel through training on how to identify potential cybersecurity risks and protect the Company’s resources and information. This training is mandatory for all employees on a periodic basis, and it is supplemented by Company-wide testing initiatives.

Our processes also address cybersecurity threat risks associated with our use of third-party service providers, including our suppliers or who have access to our systems. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform diligence on third parties that have access to our systems, data or facilities that house such systems or data, and continually monitor cybersecurity threat risks identified through such diligence.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – We are exposed to cybersecurity threats or incidents.”

Cybersecurity Governance

One of the key functions of our Board of Directors is informed oversight of our risk management processes, including risks from cybersecurity threats. Our Board of Directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our Board of Directors administers its cybersecurity risk oversight function directly as a whole, as well as through the Audit Committee of the Board of Directors (the “Audit Committee”). The Audit Committee has primary responsibility for oversight of information security risks, including fraud, vendor, data protection and privacy, business continuity and resilience, and cybersecurity risks, and provides regular updates to the Board of Directors on such matters. The Audit Committee receives regular reports from our Chief Operating Officer on, among other things, the Company’s cyber risks and threats, the status of projects to strengthen the Company’s information security systems, assessments of the Company’s security program and the emerging threat landscape. Information security risk is a significant oversight focus area for the Audit Committee, as well as the entire Board of Directors. Over the course of fiscal year 2024, the Audit Committee received four separate cybersecurity briefings from our Chief Operating Officer.

Our Chief Operating Officer is primarily responsible for assessing and managing our material risks from cybersecurity threats. Our Chief Operating Officer, who leads a team responsible for enterprise-wide cybersecurity strategy, policy, standards, architecture and processes, has extensive experience and background in information technology, cybersecurity, enterprise strategy, risk management. Additionally, our Chief Operating Officer chairs our Cybersecurity Incident Response Team, which is responsible for prevention, identification, containment, eradication and remediation of cybersecurity incidents.

Item 2. Properties

The Company’s principal administrative and production facilities are located in Fremont, California, in a 51,289 square foot building. The Company’s lease was renewed in December 2022 and expires in September 2030 with an option to extend the lease for another five years. The Company leases a 492 square foot sales and support office in Utting, Germany. The lease, which began February 1, 1992 and expires on January 31, 2025, contains an automatic twelve months renewal, at rates to be determined, if no notice is given prior to six months from expiration. On November 18, 2020, the Company established a wholly owned subsidiary, Aehr Test Systems Philippines Inc., which has been in full operation since March 2021. The Company currently leases a facility in Philippines located in a 6,458 square foot building in Clark Freeport Zone, Pampanga. The lease, amended in 2023, began November 1, 2023 and expires on June 30, 2029 with an option to renew for another three or five years at the prevailing market rate. The Company periodically evaluates its global operations and facilities to bring its capacity in line with demand and to provide cost-effective services for its customers. In prior years, through this process, the Company has moved from certain facilities that exceeded the capacity required to satisfy its needs. The Company believes that its existing facilities in Fremont, California are adequate to meet its current and reasonably foreseeable requirements. The Company regularly evaluates its expected future facilities requirements and believes that alternate facilities would be available if needed.

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

	High	Low
Fiscal 2024:
First quarter ended August 31, 2023	$54.10	$33.72
Second quarter ended November 30, 2023	53.06	21.57
Third quarter ended February 29, 2024	30.50	14.54
Fourth quarter ended May 31, 2024	18.63	10.19

Fiscal 2023:
First quarter ended August 31, 2022	$19.43	$6.71
Second quarter ended November 30, 2022	27.00	13.00
Third quarter ended February 28, 2023	37.57	17.05
Fourth quarter ended May 31, 2023	40.69	23.11

At July 16, 2024, the Company had 97 holders of record of its common stock. A substantially greater number of holders of the Company’s common stock are “street name” or beneficial holders whose shares are held by banks, brokers and other financial institutions.

The Company has not paid cash dividends on its common stock or other securities. The Company currently anticipates that it will retain its future earnings, if any, for use in the expansion and operation of its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future.

The Company did not repurchase any of its common stock in the open market during the fiscal year ended May 31, 2024 because the Company does not have a stock repurchase plan.

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

Overview

Aehr Test Systems (“Aehr Test”, “Aehr”, the “Company” or “We”) is a leading provider of test solutions for testing, burning-in, and stabilizing semiconductor devices in wafer level, singulated die, and package part form, and has installed thousands of systems worldwide. Increasing quality, reliability, safety, and security needs of semiconductors used across multiple applications, including electric vehicles, electric vehicle charging infrastructure, solar and wind power, computing, data and telecommunications infrastructure, and solid-state memory and storage, are driving additional test requirements, incremental capacity needs, and new opportunities for Aehr Test products and solutions.

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

Our revenue consists primarily of sales of FOX-P systems, WaferPak Aligners and DiePak Loaders, WaferPak Contactors, DiePak Carriers, test fixtures, upgrades and spare parts, service contracts revenues, and non-recurring engineering charges. Our selling arrangements may include contractual customer acceptance provisions, which are mostly deemed perfunctory or inconsequential, and installation of the product occurs after shipment, transfer of title and risk of loss.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenues, inventories, and income taxes, among others. Our estimates are derived from historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Those results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Inventory Valuation

We write down the carrying value of our inventory to net realizable value for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. We assess the valuation of all inventories, including raw materials, work-in-process, finished goods and spare parts on a periodic basis.

Obsolete inventory or inventory in excess of our estimated usage is written down to its estimated market value less costs to sell, if less than its cost. The inventory write-downs are established on the basis of obsolete inventory or specifically identified inventory in excess of established usage. Inherent in our estimates of demand and market value in determining inventory valuation are estimates related to economic trends, market conditions, and future demand for our products. If actual demand and market conditions are less favorable than our projections, additional inventory write-downs may be required. If the inventory value is written down to its net realizable value, and subsequently there is an increased demand for the inventory at a higher value, the increased value of the inventory is not realized until the inventory is sold either as a component of a system or as separate inventory.

Income Taxes

The determination of our tax provision is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region and is subject to judgments and estimates. Management carefully monitors the changes in many factors and adjusts the effective tax rate as required.

In the past, we assessed the likelihood that we would be able to recover our deferred tax assets. If recovery was not more likely than not, we increased our provision for taxes by recording a valuation allowance to reduce our deferred tax assets to the amount that was more likely than not to be recoverable. In determining whether the realization of these deferred tax assets would be impaired, we made judgments with respect to whether we were likely to generate sufficient future taxable income to realize these assets. In order to reverse the valuation allowance, management considered both positive and negative evidence and determined that there was sufficient positive evidence to conclude that it is more likely than not that the deferred tax assets will be realized. As a result, we released the entire valuation allowance in fiscal 2024 which contributed to the tax benefit of approximately $20.7 million for the year ended May 31, 2024.

Results of Operations

Fiscal Year

Our fiscal year ended on May 31 for each of our fiscal years in 2024, 2023 and 2022. Beginning on June 1, 2024, we have changed our fiscal year to the 52- or 53-week period ending on the Friday nearest May 31. Our first fiscal quarter in fiscal 2025 will end on August 30 and our fiscal year 2025 will end on May 30, 2025.

Discussion of Results of Operations

Revenues

Revenue by Category	Year Ended May 31,
(Dollars in thousands)	2024	2023	2022	FY 2024 vs FY 2023		FY 2023 vs FY 2022
Products	$61,729	$60,717	$47,871	$1,012	1.7%	$12,846	26.8%
Services	4,489	4,244	2,958	245	5.8%	1,286	43.5%
Total revenues	$66,218	$64,961	$50,829	$1,257	1.9%	$14,132	27.8%
Products as a percentage of total revenues	93.2%	93.5%	94.2%
Services as a percentage of total revenues	6.8%	6.5%	5.8%

Revenue increased by $1.3 million in fiscal year 2024 over fiscal year 2023, primarily driven by higher sales in our contactors.  Our contactors revenue increased by $15.7 million, and our services revenue increased by $0.3 million. The increase was partially offset by a decrease in systems revenue of $14.7 million.

Revenue increased by $14.1 million in fiscal year 2023 over fiscal year 2022, primarily due to the increases in revenue of our wafer-level test products. Revenue of our wafer-level test products and services for fiscal 2023 were $63.5 million and increased by $14.6 million from fiscal year 2022 due to strong demand for our FOX-P systems.

Revenue by Geography	Year Ended May 31,
(Dollars in thousands)	2024	2023	2022	FY 2024 vs FY 2023		FY 2023 vs FY 2022
Asia	$58,076	$55,609	$45,700	$2,467	4.4%	$9,909	21.7%
United States	3,532	9,289	5,110	(5,757)	(62.0%)	4,179	81.8%
Europe	4,610	63	19	4,547	N.M.	44	231.6%
Total revenues	$66,218	$64,961	$50,829	$1,257	1.9%	$14,132	27.8%
Asia as a percentage of total revenues	87.7%	85.6%	89.9%
United States as a percentage of total revenues	5.3%	14.3%	10.1%
Europe as a percentage of total revenues	7.0%	0.1%	0.0%

N.M.-Not meaningful

On a geographic basis, revenues represent products that were shipped to or services that were performed at our customer locations. For fiscal year 2024, total revenues increased compared to the same period in the prior year due to an increase in international revenues as a result of more shipments to our customers in Asia and Europe, partially offset by the decline in revenue from a customer in the United states.

For fiscal year 2023, both international revenue and domestic revenue increased, compared to the same period in the prior year.

Gross Margin

Gross Profit by Category	Year Ended May 31,
(Dollars in thousands)	2024	2023	2022	FY 2024 vs FY 2023		FY 2023 vs FY 2022
Products	$30,636	$30,958	$22,207	$(322)	(1.0%)	$8,751	39.4%
Services	1,907	1,788	1,458	119	6.7%	330	22.6%
Gross profit	$32,543	$32,746	$23,665	$(203)	(0.6%)	$9,081	38.4%

Gross Margin by Category
Product	49.6%	51.0%	46.4%
Services	42.5%	42.1%	49.3%
Gross margin	49.1%	50.4%	46.6%

Gross profit decreased slightly for fiscal year 2024, compared to fiscal year 2023. Gross margin decreased to 49.1% in fiscal year 2024 from 50.4% in fiscal year 2023. The decrease in gross margin of 1.3% was primarily due to an increase in inventory reserves, as well as an increase in costs from design changes.

Gross profit increased to $32.7 million for fiscal year 2023 from $23.7 million for fiscal year 2022. Gross margin increased to 50.4% in fiscal year 2023 from 46.6% in fiscal year 2022. The increase in gross margin of 3.8% was primarily the result of a decrease in inventory reserve provisions, an increase in manufacturing efficiencies as a result of higher sales volume, and a decrease in direct material costs.

Research and Development

	Year Ended May 31,
(Dollars in thousands)	2024	2023	2022	FY 2024 vs FY 2023		FY 2023 vs FY 2022
Research and development	$8,719	$7,134	$5,818	$1,585	22.2%	$1,316	22.6%
As a percentage of total revenues	13.2%	11.0%	11.4%

Research and development expenses consist primarily of compensation and benefits for product development personnel, outside development service costs, travel expenses, facilities cost allocations, and stock-based compensation charges. Research and development expenses increased by $1.6 million in fiscal year 2024 over fiscal year 2023 primarily due to higher employment-related costs of $0.5 million because of an increase in headcount, higher non-recurring engineering services charges of $0.3 million, an increase in allocated facility cost of $0.3 million and an increase in recruiting expenses of $0.2 million.

Research and development expenses increased by $1.3 million in fiscal year 2023 over fiscal year 2022, primarily due to increases in project expenses of $0.6 million and employment-related costs of $0.5 million related to research and development initiatives during fiscal 2023.

Selling, General and Administrative

	Year Ended May 31,
(Dollars in thousands)	2024	2023	2022	FY 2024 vs FY 2023		FY 2023 vs FY 2022
Selling, general and administrative	$13,746	$12,237	$10,047	$1,509	12.3%	$2,190	21.8%
As a percentage of total revenues	20.8%	18.8%	19.8%

Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel, legal and accounting service costs, marketing communications costs, travel expenses, facilities cost allocations, and stock-based compensation charges. Selling, general and administrative expenses increased by $1.5 million in fiscal year 2024 over fiscal year 2023, primarily due to higher employment-related cost of $1.3 million because of an increase in headcount, and an increase in audit and legal service fees of $0.3 million.

Selling, general and administrative expenses increased by $2.2 million in fiscal year 2023 over fiscal year 2022, primarily due to increased shareholder related costs of $0.5 million, recruiting and relocation expenses of $0.3 million, employment-related costs of $0.6 million because of an increase in headcount to support our growing business, audit and legal service fees of $0.3 million, and travel expenses of $0.2 million.

Interest and Other Income, Net

	Year Ended May 31,
(Dollars in thousands)	2024	2023	2022	FY 2024 vs FY 2023		FY 2023 vs FY 2022
Interest income	$2,388	$1,245	$13	$1,143	91.8%	$1,232	N.M.
Gain from forgiveness of PPP loan	-	-	1,698	-	-	(1,698)	(100.0%)
Other income (expense), net	(8)	(3)	30	(5)	166.7%	(33)	(110.0%)
Interest and other income, net	$2,380	$1,242	$1,741	$1,138	91.6%	$(499)	(28.7%)

N.M.-Not meaningful

Interest and other income, net, primarily consists of interest income, foreign currency transaction exchange gains and losses and other income (expense). Interest and other income, net, increased by $1.1 million in fiscal year 2024 over fiscal year 2023, primarily driven by higher interest income earned due to higher average cash and investment balances and higher yields from our investments in money market funds.

Interest and other income, net, decreased by $0.5 million in fiscal year 2023 over fiscal year 2022, primarily due to the one-time gain from forgiveness of Payroll Protection Program loan (“PPP Loan”) of $1.7 million in fiscal 2022. The decrease was partially offset by higher interest income for the fiscal year 2023, driven by higher cash deposits and higher interest rates.

Provision for Income Taxes

	Year Ended May 31,
(Dollars in thousands)	2024	2023	2022	FY 2024 vs FY 2023		FY 2023 vs FY 2022
Income tax expense (benefit)	$(20,698)	$60	$91	$(20,758)	N.M	$(31)	(34.1%)

N.M.-Not meaningful

Income tax benefit was $20.7 million in  fiscal year 2024, compared to income tax expense of $60 thousand in fiscal year 2023 and $91 thousand in fiscal year 2022. A significant income tax benefit in fiscal year 2024 was recognized primarily due to release of a valuation allowance of $21.9 million, as management determined that there was sufficient positive evidence to conclude that it is more likely than not that the deferred tax assets will be realized, which was partially offset by income tax expense of $1.2 million in fiscal year 2024.

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash were $49.3 million as of May 31, 2024, compared to $30.2 million as of May 31, 2023. Short term investments were $0 as of May 31, 2024, compared to $17.9 million as of May 31, 2023. We believe that our existing cash resources and anticipated funds generated from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for the next twelve months.

	Year Ended May 31,
(In thousands)	2024	2023	2022
Operating activities	$1,756	$10,011	$1,508
Investing activities	17,251	(18,656)	(416)
Financing activities	139	7,322	25,761
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(41)	(37)	49
Net increase (decrease) in cash, cash equivalents and restricted cash	$19,105	$(1,360)	$26,902

Net Cash Flows Provided by Operating Activities

Cash flow from operating activities during fiscal year 2024 mostly consisted of net income, adjusted for certain non-cash items which primarily consisted of depreciation and amortization, share-based compensation expense and amortization of operating lease right-of-use assets. The $8.3 million decrease in cash flows from operating activities for fiscal year 2024, compared to fiscal year 2023, was driven primarily by an increase in cash used in inventory production and vendor payments due to anticipated customer demand, lower net income after non-cash adjustments and a decrease in cash provided by deferred revenue due to timing of customer deposits and revenue recognition, partially offset by an increase in cash provided by collection of accounts receivable. The $8.5 million increase in cash flows from operating activities for fiscal year 2023, compared to fiscal year 2022, was driven primarily by higher net income after non-cash adjustments, improved cash flow from collection of accounts receivable and increase in accounts payable due to higher inventory purchases, partially offset by an increase in cash used in inventory production and a decrease in cash provided by deferred revenue due to timing of customer deposits and revenue recognition.

Net Cash Flows Provided by (Used in) Investing Activities

Net cash provided by investing activities was $17.3 million for fiscal year 2024, compared to net cash used in investing activities of $18.7 million for fiscal year 2023. The increase was primarily due to the maturity of our short-term investments of $18.0 million during fiscal year 2024, while there was a net purchase of short-term investments of $17.3 million during fiscal year 2023, compared to no purchase or sale of short-term investments during fiscal year 2022. Capital expenditure in fiscal 2024, 2023 and 2022 was $0.7 million, $1.4 million and $0.4 million, respectively. Capital expenditure was primarily for acquisition of testing equipment and manufacturing equipment.

Net Cash Flows Provided by Financing Activities

Net cash provided by financing activities decreased to $0.1 million for fiscal year 2024, compared to $7.3 million and $25.8 million for fiscal years 2023 and 2022, respectively. For the fiscal years 2023 and 2022, net proceeds from the sale of our common stock under our “At-the-Market” offering program were $6.8 million and $24.0 million, respectively, compared to no such sales during fiscal year 2024. The proceeds from the issuance of common stock under employee stock plans in fiscal 2024, 2023 and 2022 were $1.8 million, $2.6 million and $3.6 million, respectively. Cash used in shares repurchased for tax withholdings on vesting of restricted stock units in fiscal 2024, 2023 and 2022 were $1.6 million, $2.0 million and $0.4 million, respectively. In fiscal 2022, the Company also repaid the line of credit of $1.4 million.

Off-Balance Sheet Financing

We have not entered into any off-balance sheet financing arrangements and have not established any special purpose or variable interest entities.

Contractual Obligations

As of May 31, 2024, the Company’s unconditional purchase obligations, which have a remaining term in excess of 12 months, are not material.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Aehr Test Systems

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Aehr Test Systems and its subsidiaries (the “Company”) as of May 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended May 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Inventory Valuation – Adjustments for Excess or Obsolete Inventory

As described in Note 1 to the consolidated financial statements, the Company’s consolidated inventories balance was $37.5 million as of May 31, 2024. The Company’s inventory is stated at the lower of cost, which is determined on a standard cost basis on a first-in, first-out method, or net realizable value. The Company evaluates the net realizable value by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory. If actual demand were to be substantially lower than estimated, there could be a significant adverse impact on the carrying value of the inventory and results of operations.

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

San Jose, California

July 30, 2024

AEHR TEST SYSTEMS

CONSOLIDATED BALANCE SHEETS

	May 31,
(In thousands, except par value)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$49,159	$30,054
Short-term investments	-	17,853
Accounts receivable	9,796	16,594
Inventories	37,470	23,908
Prepaid expenses and other current assets	1,423	621
Total current assets	97,848	89,030
Property and equipment	3,253	2,759
Operating lease right-of-use assets, net	5,734	6,123
Deferred tax assets, net	20,773	-
Other non-current assets	304	231
Total assets	$127,912	$98,143
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,332	$9,206
Accrued expenses	3,366	4,143
Operating lease liabilities, short-term	465	137
Deferred revenue, short-term	1,345	2,822
Total current liabilities	10,508	16,308
Operating lease liabilities, long-term	5,732	6,163
Deferred revenue, long-term	41	31
Other long-term liabilities	38	41
Total liabilities	16,319	22,543
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, $0.01 par value: Authorized: 10,000 shares;
Issued and outstanding: none	-	-
Common stock, $0.01 par value: Authorized: 75,000 shares;
Issued and outstanding: 28,995 shares and 28,539 shares at May 31, 2024 and 2023, respectively	289	285
Additional paid-in-capital	130,612	127,776
Accumulated other comprehensive loss	(158)	(155)
Accumulated deficit	(19,150)	(52,306)
Total shareholders' equity	111,593	75,600
Total liabilities and shareholders’ equity	$127,912	$98,143

The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended May 31
(In thousands, except per share data)	2024	2023	2022
Revenue:
Product	$61,729	$60,717	$47,871
Services	4,489	4,244	2,958
Total revenue	66,218	64,961	50,829
Cost of revenue:
Product	31,093	29,759	25,664
Services	2,582	2,456	1,500
Total cost of revenue	33,675	32,215	27,164
Gross profit	32,543	32,746	23,665
Operating expenses:
Research and development	8,719	7,134	5,818
Selling, general and administrative	13,746	12,237	10,047
Total operating expenses	22,465	19,371	15,865
Income from operations	10,078	13,375	7,800
Interest income, net	2,388	1,245	13
Other income (expense), net	(8)	(3)	30
Gain from forgiveness of PPP loan	-	-	1,698
Income before income tax expense (benefit)	12,458	14,617	9,541
Income tax expense (benefit)	(20,698)	60	91
Net income	$33,156	$14,557	$9,450

Net income per share:
Basic	$1.15	$0.52	$0.36
Diluted	$1.12	$0.50	$0.34
Shares used in per share calculations:
Basic	28,818	27,785	26,014
Diluted	29,617	29,215	27,774

The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended May 31
(In thousands)	2024	2023	2022
Net income	$33,156	$14,557	$9,450
Other comprehensive income (loss), net of tax:
Net change in cumulative translation adjustment	(20)	(33)	(77)
Net change in unrealized gain (loss) on investments	17	(17)	-
Comprehensive income	$33,153	$14,507	$9,373

The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
(In thousands)	Shares	Amount	Capital	Loss	Deficit	Equity

Balances, May 31, 2021	23,725	$237	$87,553	$(28)	$(76,313)	$11,449

Issuance of common stock under employee plans	1,760	17	3,543	-	-	3,560
Proceeds from public offerings, net of issuance cost	1,697	17	24,013	-	-	24,030
Shares repurchased for tax withholdings on vesting of restricted stock units	(62)	-	(429)	-	-	(429)
Stock-based compensation	-	-	3,006	-	-	3,006
Net income	-	-	-	-	9,450	9,450
Foreign currency translation adjustment	-	-	-	(77)	-	(77)
Balances, May 31, 2022	27,120	271	117,686	(105)	(66,863)	50,989

Issuance of common stock under employee plans	1,388	13	2,549	-	-	2,562
Proceeds from public offerings, net of issuance cost	209	2	6,818	-	-	6,820
Shares repurchased for tax withholdings on vesting of restricted stock units	(178)	(1)	(2,059)	-	-	(2,060)
Stock-based compensation	-	-	2,782	-	-	2,782
Net income	-	-	-	-	14,557	14,557
Foreign currency translation adjustment	-	-	-	(33)	-	(33)
Net unrealized loss on investments	-	-	-	(17)	-	(17)
Balances, May 31, 2023	28,539	285	127,776	(155)	(52,306)	75,600

Issuance of common stock under employee plans	501	4	1,803	-	-	1,807
Issuance cost of common stock offering	-	-	(72)	-	-	(72)
Shares repurchased for tax withholdings on vesting of restricted stock units	(45)	-	(1,596)	-	-	(1,596)
Stock-based compensation	-	-	2,701	-	-	2,701
Net income	-	-	-	-	33,156	33,156
Net unrealized gain on investments	-	-	-	17	-	17
Foreign currency translation adjustment	-	-	-	(20)	-	(20)
Balances, May 31, 2024	28,995	$289	$130,612	$(158)	$(19,150)	$111,593

The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS

Consolidated Statements of Cash Flows

	Year Ended May 31
(In thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$33,156	$14,557	$9,450
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	2,518	2,748	3,006
Depreciation and amortization	657	450	356
Deferred income taxes	(20,773)	-	-
Accretion of investment discount	(130)	(576)	-
Amortization of operating lease right-of-use assets	706	649	689
Provision for credit losses	-	24	-
Gain from forgiveness of PPP loan	-	-	(1,698)
Changes in operating assets and liabilities:
Accounts receivable	6,790	(3,788)	(7,834)
Inventories	(13,732)	(9,469)	(6,674)
Prepaid expenses and other current assets	(875)	28	(71)
Accounts payable	(3,891)	5,044	1,356
Accrued expenses	(792)	528	1,464
Deferred revenue	(1,469)	369	2,196
Operating lease liabilities	(423)	(561)	(738)
Income taxes payable	14	8	6
Net cash provided by operating activities	1,756	10,011	1,508

Cash flows from investing activities:
Proceeds from maturities of investments	18,000	16,000	-
Purchases of investments	-	(33,294)	-
Purchases of property and equipment	(749)	(1,362)	(416)
Net cash provided by (used in) investing activities	17,251	(18,656)	(416)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee plans	1,807	2,562	3,560
Shares repurchased for tax withholdings on vesting of restricted stock units	(1,596)	(2,060)	(429)
Proceeds from issuance of common stock, net of issuance costs	(72)	6,820	24,030
Line of credit repayments, net	-	-	(1,400)
Net cash provided by financing activities	139	7,322	25,761

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(41)	(37)	49

Net increase (decrease) in cash, cash equivalents and restricted cash	19,105	(1,360)	26,902

Cash, cash equivalents and restricted cash, beginning of year (1)	30,204	31,564	4,662
Cash, cash equivalents and restricted cash, end of year (1)	$49,309	$30,204	$31,564

Supplemental cash flow information:
Income taxes paid	$90	$21	$4
Interest paid	$-	$15	$12

Supplemental disclosure of non-cash flow information:
Net transfer of equipment between inventory and property and equipment	$357	$646	$472

(1) Includes restricted cash equivalents in other non-current assets.

The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned foreign subsidiaries. Intercompany accounts and transactions have been eliminated.

Foreign Currency Translation and Transactions

Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. Dollars from their functional currencies using the exchange rate in effect at the balance sheet date. Additionally, revenues and expenses are translated using exchange rates approximating average rates prevailing during the fiscal year. Translation adjustments that arise from translating their financial statements from their local currencies to U.S. Dollar are accumulated and reflected as a separate component of shareholders’ equity.

Transaction gains and losses that arise from exchange rate changes denominated in currencies other than the local currency are included in the consolidated statements of operations as incurred.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the Company’s consolidated financial statements include revenue recognition, inventory valuation and accounting for income taxes.

Cash and Cash Equivalents

Cash equivalents consist of money market instruments purchased with an original maturity of three months or less. These investments are reported at fair value.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are derived from the sale of products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies. Accounts receivable are recorded at the invoiced amount and are not interest bearing.

The Company maintains an allowance for credit losses for expected uncollectible accounts receivable and assess collectibility by reviewing accounts receivable on a collective basis where similar risk characteristics exist and on an individual basis when specific customers with known disputes or collectibility issues are identified. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Changes in circumstances, such as an unexpected material adverse change in a major customer’s ability to meet its financial obligation to the Company, may require the Company to further adjust its estimates of the recoverability of accounts receivable. The credit losses recognized on accounts receivable during the years ended May 31, 2024, 2023 and 2022 were not significant and management has determined that no allowance for credit losses was required as of May 31, 2024 and 2023.

Concentration of Credit Risk

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

The Company performs credit evaluations of its customers’ financial condition and generally requires no collateral. The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Year Ended May 31
	2024	2023	2022

Customer A	67.3%	78.8%	81.8%
Customer B	16.7%	*	*
Customer C	*	10.4%	*

 * Amount was less than 10% of total revenue

The Company had gross accounts receivable from individual customers in excess of 10% of gross accounts receivable as follows:

	May 31,
	2024	2023

Customer A	49.9%	81.6%
Customer B	16.5%	16.5%
Customer C	12.3%	*

* Amount was less than 10% of total gross accounts receivable

Inventories

Inventories include material, labor and overhead, and are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (FIFO) basis. Net realizable value is the estimated selling prices in the ordinary course of business, less costs of completion, disposal and transportation. Provisions for excess, obsolete and unusable inventories are made after management’s evaluation of future demand and market conditions. If actual future demand or market conditions become less favorable than those projected by management, additional adjustment for excess or obsolete inventory may be required, and would be reflected in cost of sales in the period the revision is made.

Property and Equipment

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

Furniture and fixtures	2 to 5 years
Machinery and equipment	3 to 5 years
Test equipment	4 to 5 years

Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset group may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset, including disposition, are less than the carrying value of the asset. Such an impairment charge would be measured as the excess of the carrying value of the asset over its fair value.

Warranty Reserves

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

Performance obligations include sales of systems, WaferPak contactors, spare parts, and services, as well as installation and training services included in customer contracts. A contract’s transaction price is allocated to each distinct performance obligation. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled. The Company generally does not grant return privileges, except for defective products during the warranty period.

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

 Shipping And Handling Costs

Amounts billed to customers for shipping and handling of products are included in revenue. Costs incurred related to shipping and handling of products are included in cost of revenue.

Stock-based Compensation Expense

Stock-based compensation expense consists of expenses for stock options, restricted stock units (“RSUs”), performance RSUs (“PRSUs”), and an employee stock purchase plan (“ESPP”). Stock-based compensation cost for stock options and ESPP purchase rights is measured at each grant date, based on the fair value of the award using the Black-Scholes option valuation model, and is recognized as expense over the employee’s requisite service period. For RSUs, PRSUs, restricted shares and performance restricted shares, stock-based compensation expense is based on the fair value of the Company’s common stock at the grant date, and is recognized as expense over the employee’s requisite service period. All of the Company’s stock-based compensation is accounted for as an equity instrument.

Income Taxes

The Company accounts for income taxes in accordance with the authoritative guidance, which requires income tax effects for changes in tax laws to be recognized in the period in which the law is enacted. Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the book and tax bases of assets and liabilities. Deferred tax assets are also recognized for net operating loss and tax credit carryforwards. Deferred tax assets are offset by a valuation allowance to the extent it is more likely than not that they are not expected to be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are adjusted for the effect of a change in tax rates, laws, or status when the change is enacted.

During the year ended May 31, 2024, the Company concluded that its deferred tax assets are more likely than not to become realizable, and as such, the Company reversed all $21.9 million of its existing valuation allowance. The conclusion that a valuation allowance was no longer needed was based on three years of cumulative pre-tax income, current year utilization of federal and state net operating losses, combined with estimates of future years' pre-tax income that are sufficient to realize the remaining deferred tax assets. The amount of the deferred tax asset considered realizable can change if estimates of future taxable income change or if objective negative and positive evidence change. As of May 31, 2023, the Company maintained a full valuation allowance against its deferred tax assets.

The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not such tax position will be sustained on examination by the taxing authorities, based solely on the technical merits of the respective tax position. The tax benefits recognized in the consolidated financial statements from such a tax position should be measured based on the largest benefit having a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes.

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in shareholders’ equity except those resulting from investments or contributions by shareholders. Unrealized gains and losses from available-for-sale securities and on foreign currency translation adjustments are included in the Company’s components of comprehensive income (loss), which are excluded from net income. Comprehensive income (loss) is included in the consolidated statements of comprehensive income.

Reclassifications

Certain reclassifications have been made to the previous year consolidated financial statements to conform to the current period presentation. The reclassifications had no impact on net income, total assets, total liabilities, or shareholders’ equity.

 Accounting Standards Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326), that requires measurement and recognition of expected credit losses for financial assets held based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount.  The Company adopted this update beginning in the first quarter of its fiscal year ended May 31, 2024 on a modified retrospective basis and the adoption had no material impact on the consolidated financial statements.

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

2.  CASH, CASH EQUIVALENTS AND INVESTMENTS

The following table summarizes the Company’s cash, cash equivalents and investments by security type as of May 31, 2024:

		Gross
Balances as of May 31, 2024		Unrealized	Estimated
(In thousands)	Cost	Gain (Loss)	Fair Value
Cash	$5,029	$-	$5,029
Cash equivalents:
Money market funds	$44,130	$-	$44,130
Total cash and cash equivalents	$49,159	$-	$49,159
Long-term investments:
Money market funds	$150	$-	$150
Total cash, cash equivalents and investments	$49,309	$-	$49,309

The following table summarizes the Company’s cash, cash equivalents and investments by security type as of May 31, 2023:

		Gross
Balances as of May 31, 2023		Unrealized	Estimated
(In thousands)	Cost	Loss	Fair Value
Cash	$3,182	$-	$3,182
Cash equivalents:
Money market funds	$26,872	$-	$26,872
Total cash and cash equivalents	$30,054	$-	$30,054
Short-term investments:
U. S. treasury securities	$17,870	$(17)	$17,853
Long-term investments:
Money market funds	$150	$-	$150
Total cash, cash equivalents and investments	$48,074	$(17)	$48,057

Long-term investments are included in other non-current assets on the accompanying consolidated balance sheets.

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

The guidance establishes a fair value hierarchy based on inputs to valuation techniques that are used to measure fair value that is either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Inputs that are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be derived from observable market data. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and credit ratings.

Level 3 - Unobservable inputs that are supported by little or no market activities.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of May 31, 2024:

	Balance as of
(In thousands)	May 31, 2024	Level 1	Level 2	Level 3
Money market funds	$44,280	$44,280	$-	$-

Total	$44,280	$44,280	$-	$-

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of May 31, 2023:

	Balance as of
(In thousands)	May 31, 2023	Level 1	Level 2	Level 3
Money market funds	$27,022	$27,022	$-	$-
U. S. treasury securities	17,853	17,853	-	-
Total	$44,875	$44,875	$-	$-

Included in money market funds as of May 31, 2024 and 2023 was $0.2 million restricted cash, representing a security deposit for the Company’s United States manufacturing and office space lease which is included in other non-current assets in the consolidated balance sheets.

There were no financial liabilities measured at fair value as of May 31, 2024 and 2023.

There were no transfers between Level 1 and Level 2 fair value measurements during the fiscal years ended May 31, 2024 and 2023.

The carrying amounts of financial instruments including cash equivalents, accounts receivables, accounts payable and certain other accrued liabilities, approximate fair value due to their short maturities.

4. BALANCE SHEET INFORMATION

Inventories consisted of the following:

	May 31,
(In thousands)	2024	2023
Raw materials and sub-assemblies	$22,410	$15,953
Work in process	13,593	5,764
Finished goods	1,467	2,191
	$37,470	$23,908

Property and equipment, net consisted of the following:

	May 31,
(In thousands)	2024	2023
Leasehold improvements	$1,588	$1,310
Machinery and equipment	4,528	5,445
Test equipment	1,928	2,998
Furniture and fixtures	175	706
	8,219	10,459
Less: accumulated depreciation and amortization	(4,966)	(7,700)
	$3,253	$2,759

Depreciation expense was $0.7 million, $0.5 million, and $0.4 million for fiscal 2024, 2023, and 2022, respectively.

Accrued expenses consisted of the following:

	May 31,
(In thousands)	2024	2023
Commissions and bonuses	$1,290	$1,728
Payroll related	1,202	1,491
Professional services	503	520
Other	371	404
	$3,366	$4,143

Changes in the Company’s warranty reserve were as follows:

	May 31,
(In thousands)	2024	2023
Balance at the beginning of the period	$267	$410
Accruals for warranties issued during the period	511	420
Adjustments to previously existing warranty accruals	-	61
Consumption of reserves	(544)	(624)
Balance at the end of the period	$234	$267

The accrued warranty balance is included in accrued expenses on the consolidated balance sheets.

Deferred revenue, short-term consisted of the following:

	May 31,
(In thousands)	2024	2023
Customer deposits	$1,248	$2,690
Deferred revenue	97	132
	$1,345	$2,822

 5. INCOME TAXES

Domestic and foreign components of income before income tax expense (benefit) are as follows:

	Year Ended May 31,
(In thousands)	2024	2023	2022
Domestic	$12,355	$14,541	$9,416
Foreign	103	76	125
	$12,458	$14,617	$9,541

The income tax expense (benefit) consists of the following:

	Year Ended May 31,
(In thousands)	2024	2023	2022
Federal income taxes:
Current	$6	$28	$59
Deferred	(14,377)	-	-
State income taxes:
Current	14	-	5
Deferred	(6,396)	-	-
Foreign income taxes:
Current	55	32	27
Deferred	-	-	-
	$(20,698)	$60	$91

The Company’s effective tax rate differs from the U.S. federal statutory tax rate, as follows:

	Year Ended May 31,
(In thousands)	2024	2023	2022
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal tax effect	(51.1)	-	0.1
Foreign rate differential	0.2	0.7	0.3
Stock-based compensation	(8.4)	(9.1)	(11.0)
Research and development credit	(1.5)	(2.3)	(1.3)
Change in valuation allowance	(126.0)	(9.3)	(4.7)
PPP Loan	-	-	(3.7)
Other	(0.3)	(0.6)	0.4
Effective tax rate	(166.1)%	0.4%	1.1%

The components of the net deferred tax assets and liabilities are as follows:

	May 31,
(In thousands)	2024	2023
Deferred tax assets:
Net operating losses	$9,344	$11,964
Lease liability	1,310	1,335
Credit carryforwards	6,739	6,235
Inventory reserves	1,070	938
Reserves and accruals	855	1,200
Capitalized research and development	2,645	1,187
Other	23	297
Less: valuation allowance	-	(21,859)
	21,986	1,297
Deferred tax liabilities:
Operating lease right-of-use assets	(1,213)	(1,297)
Net deferred tax assets	$20,773	$-

The valuation allowance decreased by $21.9 million during fiscal 2024, $1.1 million during fiscal 2023, and $0.3 million during fiscal 2022. As of May 31, 2023, the Company maintained a valuation allowance on all the U.S. net deferred tax assets as it was determined that it was more likely than not that the Company would not recognize the benefits of these assets. The Company continued to record a valuation allowance through the first nine months of fiscal 2024. In the fourth quarter of fiscal 2024, the Company concluded that the valuation allowance related to the U.S. federal and state deferred tax assets was no longer required due to existence of sufficient positive evidence to support that it is more likely than not that its deferred tax assets are realizable.

At May 31, 2024 and 2023, the Company has federal net operating loss carryforwards of approximately $34.6 million and $47.0 million respectively, to reduce future taxable income. A portion of the federal net operating losses will begin to expire in 2033. Federal net operating losses of $14.4 million will carryforward indefinitely and would be subject to an 80% taxable income limitation in the year utilized. At May 31, 2024 and 2023, the Company has state net operating loss carryforwards of $29.8 million and $30.2 million respectively, to reduce future taxable income. The state net operating loss carryforwards will begin to expire in 2028.

At May 31, 2024 and 2023, the Company has federal research and development credit carryforwards of approximately $3.3 million and $2.9 million, respectively, to offset future tax liability. The federal credit carryforwards began to expire in 2022. At May 31, 2024 and 2023, the Company has state research and development credit carryforwards of approximately $7.1 million and $6.6 million respectively, to offset future tax liability. The state credit carryforwards are not subject to expiration. The Company also has alternative minimum tax credit carryforwards of $30 thousand for state purposes. The credits may be used to offset regular tax and do not expire.

Sections 382 and 383 of the Internal Revenue Code limit the annual use of NOL carryforwards and tax credit carryforwards, respectively, following an ownership change. NOL carryforwards may be subject to annual limitations under Section 382 (or comparable provisions of state law) if certain changes in ownership of our company were to occur. In general, an ownership change occurs for the purposes of Section 382 if there is a more than 50% change in ownership of a company by 5% shareholders over a 3-year testing period. During the year ended May 31, 2024, we completed a Section 382 study and determined that there is no limitation on the Company’s ability to utilize its NOLs under Section 382.

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

The aggregate changes in the balance of gross unrecognized tax benefits are as follows:

(In thousands)
Balance at May 31, 2021	$1,928
Increases related to prior year tax positions	12
Increases related to current year tax positions	78
Balance at May 31, 2022	2,018
Increases related to prior year tax positions	90
Increases related to current year tax positions	168
Balance at May 31, 2023	2,276
Increases related to prior year tax positions	35
Decreases related to prior year tax positions	(28)
Increases related to current year tax positions	233
Decreases related to current year tax positions	(32)
Balance at May 31, 2024	$2,484

As of May 31, 2024 and 2023, the total amount of unrecognized tax benefits was approximately $2.5 million and $2.3 million, respectively. The unrecognized tax benefit of $2.5 million would impact the effective tax rate, if recognized. The Company had zero accrued interest and accrued penalties related to unrecognized tax benefit as of May 31, 2024. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months. The Company policy is to recognize interest and penalties in income tax expense.

The Company’s federal and state income tax returns are subject to possible examination by the taxing authorities until the expiration of the related statutes of limitations on those tax returns. In general, the federal income tax returns have a three-year statute of limitations, and the state income tax returns have a four-year statute of limitations. The Company’s foreign income tax returns are also subject to examination by the foreign tax authorities with the longest statute of limitations period of four-year. The Company is not currently under audit with the Internal Revenue Service, or any foreign, state or local jurisdictions, nor has it been notified of any other potential future income tax audit.

6. LEASES

The Company leases its manufacturing and office space under operating leases. The principal administrative and production facility is located in Fremont, California, in a 51,289 square foot building. The Company entered into a non-cancelable operating lease agreement for its United States manufacturing and office facility, which was amended in December 2022 to extend the lease term to September 2030. The total commitments, net of tenant incentives of up to $0.3 million expected to be received by December 2024, under the modified lease are $8.6 million. The modified lease contains an option to further extend the lease for five years. The lease modification resulted in an increase in the Company’s operating lease right-of-use assets and operating lease liabilities of $5.9 million each in December 2022. The Company leases a 492 square foot sales and support office in Utting, Germany. The lease, which began on February 1, 1992 and expires on January 31, 2025, contains an automatic twelve months renewal. The Company leases a facility in the Philippines located in a 6,458 square foot building in Clark Freeport Zone, Pampanga. The lease, amended in 2023, began on November 1, 2023 and expires on June 30, 2029 with an option to renew for another three or five years at the prevailing market rate. Under the lease agreements, the Company is responsible for payments of utilities, taxes and insurance.

The Company has only operating leases for real estate including corporate offices, warehouse space and certain equipment. A lease with an initial term of 12 months or less is generally not recorded on the consolidated balance sheets, unless the arrangement includes an option to purchase the underlying asset, or renew the arrangement that the Company is reasonably certain to exercise. The Company recognizes lease expense on a straight-line basis over the lease term for short-term leases that the Company does not record on its consolidated balance sheets. The Company’s operating leases have remaining lease terms of one year to six years.

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

As of May 31, 2024, the weighted average remaining lease term for the Company’s operating leases was 6.2 years and the weighted average discount rate was 7.58%.

The Company’s operating lease cost was $1.2 million, $0.9 million, and $0.8 million for the years ended May 31, 2024, 2023, and 2022, respectively.

The following table presents supplemental cash flow information related to the Company’s operating leases:

	Year Ended May 31,
(In thousands)	2024	2023	2022

Operating cash flows paid for operating leases	$916	$835	$813
Right-of-use assets obtained in exchange for operating leases liabilities	$318	$5,855	$-

The following table presents the maturities of the Company’s operating lease liabilities as of May 31, 2024:

(In thousands)
Fiscal year	Operating Leases
2025	$921
2026	1,244
2027	1,284
2028	1,316
2029	1,361
Thereafter	1,798
Total future minimum operating lease payments	7,924
Less: imputed interest	(1,727)
Present value of operating lease liabilities	$6,197

7. BORROWING ARRANGEMENTS

Payroll Protection Program Loan

On April 23, 2020, the Company obtained a Payroll Protection Program loan (“PPP Loan”) in the aggregate amount of $1.7 million from Silicon Valley Bank (“SVB”). The PPP Loan was evidenced by a promissory note dated April 23, 2020 (the “Note”) that matured on April 23, 2022 and bore interest at a rate of 1% per annum, payable monthly commencing on November 23, 2020. The PPP Loan proceeds were used for payroll, health care benefits, rent and utilities.

Under the terms of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP Loan. On June 12, 2021, the Company received confirmation from SVB that on June 4, 2021, the Small Business Administration approved the Company’s PPP Loan forgiveness application for the entire PPP Loan balance of $1.7 million and interest totaling $20 thousand, and the Company recognized a gain on loan forgiveness of $1.7 million.

 SVB Credit Facility

The Company terminated the revolving line as described below on January 4, 2024.

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

 8. RETIREMENT PLAN

Employee Savings and Retirement Plan

The Company maintains a defined contribution savings plan (the “401(k) Plan”) to provide retirement income to all qualified employees of the Company. The 401(k) Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan is funded by voluntary pre-tax contributions from employees. Contributions are invested, as directed by the participant, in investment funds available under the 401(k) Plan. The Company is not required to make, and did not make, any contributions to the 401(k) Plan during the fiscal years ended May 31, 2024, 2023 and 2022.

 9. COMMITMENTS AND CONTINGENCIES

Commitment

Purchase obligations consist of non-cancelable significant contractual obligations. As of May 31, 2024, the Company’s unconditional purchase obligations, which have a remaining term in excess of 12 months, are not material.

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

10. EQUITY

On August 25, 2021, the Board of Directors authorized management to take actions necessary for the execution of a $75 million shelf registration. A Registration Statement on Form S-3 was filed with the SEC on September 3, 2021. A Prospectus Supplement for sales of $25 million of common stock pursuant to an "At the Market" ("ATM") offering program was subsequently filed on September 17, 2021. The Company sold 1,696,729 shares of common stock at an average selling price of $14.73 per share between September and October 2021. The gross proceeds to the Company were $25 million, before commission fees of $0.7 million and offering expenses of $0.3 million. Another Prospectus Supplement for an ATM sales of $25 million of common stock was subsequently filed on February 8, 2023. The Company sold 208,917 shares of common stock at an average selling price of $34.78 per share in February 2023. The gross proceeds to the Company during the quarter ended February 28, 2023 were $7.3 million, before commissions of $0.2 million and offering expenses of $0.2 million. The Company did not sell any shares under the ATM during the year ended May 31, 2024. As of May 31, 2024, the remaining amount of the ATM offering was $17.7 million.

11. EMPLOYEE STOCK PLANS

2023 Equity Incentive Plan

On October 23, 2023, the shareholders of the Company approved the 2023 Equity Incentive Plan (the "2023 Plan") to replace the Company’s 2016 Equity Incentive Plan (the “2016 Plan”) and reserved a total of 1,500,000 shares of common stock under the 2023 Plan.

The 2023 Plan permits grants to employees of share-based awards, including stock options, RSUs, PRSUs, restricted shares, performance restricted shares. Full value awards, which are equity awards other than options, stock appreciation rights or other awards that are based solely on an increase in value of the shares following the grant date, when granted or forfeited will be counted as the same number of common stock shares added or deducted to the remaining available shares for issuance under the 2023 Plan.

2016 Equity Incentive Plan

In October 2016, the Company’s 2016 Plan was approved by the Company’s shareholders. The 2016 Plan replaced the 2006 Equity Incentive Plan and would continue in effect until 2026. The exercise price of each stock option equals the market value of the Company's common stock on the date of grant. Options typically vest over four years, subject to the grantee’s continued service with the Company through the scheduled vesting date, and expire in seven years from the grant date. A total of 4,848,000 shares of common stock have been reserved for issuance under the Company’s 2016 Plan. Full value awards, which are equity awards other than options, stock appreciation rights or other awards that are based solely on an increase in value of the shares following the grant date, when granted or forfeited will be counted as two times the number of shares added or deducted to the remaining available shares for issuance under the 2016 Plan.

The following table summarizes the total stock-based compensation expense for the fiscal years ended May 31, 2024, 2023, and 2022:

	Year Ended May 31,
(In thousands, except per share data)	2024	2023	2022
Cost of sales	$330	$331	$234
Research and development	639	706	968
Selling, general and administrative	1,549	1,711	1,721
Net effect on net income	$2,518	$2,748	$2,923

Effect on earnings per share:
Basic	$0.09	$0.10	$0.11
Diluted	$0.09	$0.09	$0.11

As of May 31, 2024 and 2023, stock-based compensation totaling $0.3 million and $0.1 million, respectively, was capitalized as part of inventory.

The following table presents the combined stock activities and the total number of shares available for grant under the Company’s equity incentive plans:

(in thousands)	Available Shares for Grant
Balance, May 31, 2021	573
Additional shares reserved under the 2016 Plan	1,414
Options granted	(303)
RSUs granted	(1,044)
RSUs cancelled	20
Shares withheld for taxes and not issued	(30)
Options terminated	105
Balance, May 31, 2022	735
Options granted	(110)
RSUs granted	(674)
RSUs cancelled	60
Options terminated	16
Balance, May 31, 2023	27
Shares reserved under the 2023 Plan	1,500
Shares retired under the 2016 Plan	(95)
Options granted	(4)
RSUs granted	(221)
RSUs cancelled	144
Options terminated	12
Balance, May 31, 2024	1,363

Restricted Stock Units, Performance Restricted Stock Units and Restricted Stock Awards

The Company’s nonvested RSU, PRSU and restricted stock awards granted to employees and members of the Company’s Board of Directors for the fiscal year ended May 31, 2024 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	Per Share	(In Years)	(in thousands)
Unvested, May 31, 2023	345	$6.40	2.35	$11,392
Granted (1)	205	31.36
Vested	(170)	9.31
Forfeited	(86)	13.63
Unvested, May 31, 2024	294	$20.08	2.29	$3,381

(1)

Includes 88,000 performance-based awards. The number of shares subject to performance-based conditions represents the aggregate maximum number of shares that may be issued pursuant to the award over its full term.

During fiscal 2024, the Company recorded stock-based compensation related to RSUs, PRSUs, performance restricted shares and restricted shares of $1.3 million. As of May 31, 2024, the total unrecognized compensation expense related to unvested RSU, PRSU and restricted shares was $3.9 million. This expense will be amortized on a straight-line basis over a weighted average period of approximately 2.29 years.

Stock Options

The following table summarized the stock option transactions during fiscal 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregated Intrinsic Value
	(in thousands)	Per Share	(In Years)	(in thousands)
Balances, May 31, 2023	961	$3.67	4.02	$28,211
Options granted	4	49.21
Options terminated	(12)	3.78
Options exercised	(251)	2.51
Balances, May 31, 2024	702	$4.37	3.26	$5,322
Options exercisable, May 31, 2024	536	$3.26	2.83	$4,512
Options exercisable and expected to vest	701	$4.37	3.26	$5,320

The fair value of the Company’s stock options granted to employees was estimated on the date of grant using the Black-Scholes model and the straight-line attribution approach with the following weighted average assumptions:

	Year Ended May 31,
	2024	2023	2022

Expected term (in years)	5	5-6	5-6
Volatility	93%	86%	88%
Risk-free interest rates	4.34%	3.12%	1.50%
Weighted average grant date fair value	$36.02	$6.29	$4.01

The total intrinsic values of options exercised were $9.5 million, $17.1 million, and $12.5 million during fiscal 2024, 2023, and 2022, respectively.

During fiscal 2024, the Company recorded stock-based compensation related to its stock options of $0.4 million.  As of May 31, 2024, the Company had $0.9 million of total unrecognized compensation expense related to unvested stock options granted and outstanding which is expected to be recognized over a weighted average remaining period of 3.26 years.

Employee Stock Purchase Plan

The ESPP permits employees to purchase common stock at a discount through payroll withholdings at certain specified dates (purchase period) within a defined offering period. The purchase price is 85.0% of the fair market value of the common stock at the end of the purchase period and is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code.

For the fiscal years ended May 31, 2024, 2023, and 2022, approximately 72,000, 211,000, and 178,000 shares of common stock, were issued under the ESPP. As of May 31, 2024, 326,000 shares remain available for issuance under the ESPP.

The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended May 31,
	2024	2023	2022

Expected term (in years)	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0
Volatility	70% – 94%	91% – 203%	101% – 272%
Risk-free interest rates	4.72%–5.53%	3.97%–4.94%	0.05%–2.44%
Weighted average grant date fair value	$6.30	$13.60	$9.68

During fiscal 2024, 2023, and 2022, the Company recorded stock-based compensation related to its ESPP of $0.8 million, $0.8 million, and $0.9 million, respectively.

As of May 31, 2024, the total unrecognized compensation expense related to purchase rights under the ESPP was $1.1 million. This expense will be amortized on a straight-line basis over a weighted average period of approximately 1.2 years.

 Employee Stock Ownership Plan

The Company has a non-contributory, trusteed employee stock ownership plan or Employee Stock Ownership Plan (“ESOP”) for full-time and part-time employees. The Company can contribute either shares of the Company’s stock or cash to the ESOP. During the fiscal years ended May 31, 2024, 2023 and 2022, the Company contributed 9,085, 29,832 and 26,666 shares to the ESOP. As a result, the Company recognized stock-based compensation expense totaling $0.3 million, $0.3 million and $0.3 million during the fiscal years ended May 31, 2024, 2023 and 2022, respectively. Shares held in the ESOP are included in the net income per share calculation.

12. REVENUE

Disaggregation of Revenue

The following tables show revenues by major product categories. Within each product category, contract terms, conditions and economic factors affecting the nature, amount, timing and uncertainty around revenue recognition and cash flow are substantially similar.

The Company’s revenues by product category are as follows:

	Year Ended May 31
(In thousands)	2024	2023	2022
Systems	$24,169	$38,844	$25,224
Contactors	37,560	21,873	22,647
Services	4,489	4,244	2,958
	$66,218	$64,961	$50,829

The following presents information about the Company’s operations in different geographic areas.  Net revenues are based on ship-to locations:

	Year Ended May 31
(In thousands)	2024	2023	2022
Asia	$58,076	$55,609	$45,700
United States	3,532	9,289	5,110
Europe	4,610	63	19
	$66,218	$64,961	$50,829

With the exception of the amount of service contracts and extended warranties, the Company’s product category revenues are recognized at point in time when control transfers to customers.  The following presents revenue based on timing of recognition:

	Year Ended May 31
(In thousands)	2024	2023	2022
Timing of revenue recognition:
Products and services transferred at a point in time	$64,590	$63,531	$49,441
Services transferred over time	1,628	1,430	1,388
	$66,218	$64,961	$50,829

Contract Balances

Accounts receivable are recognized in the period the Company delivers goods and provides services or when the Company’s right to consideration is unconditional. Contract assets include unbilled receivables which represent revenues that are earned in advance of scheduled billings to customers. These amounts are primarily related to product sales where transfer of control has occurred but the Company has not yet invoiced. As of May 31, 2024, unbilled receivables were $0.2 million and were included in prepaid expenses and other current assets on the accompanying consolidated balance sheets. Contract assets were not significant as of May 31, 2023.

Contract liabilities include payments received in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities as of May 31, 2024 and May 31, 2023 were $1.4 million and $2.9 million, respectively, and were included in deferred revenue, short-term and deferred revenue, long-term on the accompanying consolidated balance sheets. During the fiscal years ended May 31, 2024 and 2023, the Company recognized $2.8 million and $2.2 million, respectively, of revenues that were included in contract liabilities as of May 31, 2023 and 2022, respectively.

Remaining Performance Obligations

As of May 31, 2024, the remaining performance obligations, exclusive of customer deposits, which were comprised of deferred service contracts and extended warranty contracts not yet delivered, are not material. The foregoing excludes the value of the remaining performance obligations that have original durations of one year or less, and also excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

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

13. NET INCOME PER SHARE

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

The following table presents the computation of basic and diluted net income per share:

	Year Ended May 31
(In thousands, except per share data)	2024	2023	2022
Numerator:
Net income	$33,156	$14,557	$9,450
Denominator:
Basic weighted average shares outstanding	28,818	27,785	26,014
Dilutive effect of common equivalent shares outstanding	799	1,430	1,760
Diluted weighted average shares outstanding	29,617	29,215	27,774

Net income per share - Basic	$1.15	$0.52	$0.36
Net income per share - Diluted	$1.12	$0.50	$0.34

Antidilutive employee share-based awards, excluded	351	5	64

14.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in the components of accumulated other comprehensive loss, net of tax, were as follows:

	Cumulative	Unrealized loss
(In thousands)	translation adjustment	on investments, net	Total
Balance as of May 31, 2022	$(105)	$-	$(105)
Other comprehensive loss before reclassifications	(33)	(17)	(50)
Balance as of May 31, 2023	(138)	(17)	(155)
Other comprehensive income (loss) before reclassifications	(20)	17	(3)
Balance as of May 31, 2024	$(158)	$-	$(158)

15. SEGMENT INFORMATION

The Company has only one reportable segment. The information for revenue category by type, geography and timing of revenue recognition, is summarized in Note 12, “Revenue.”

Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas:

	May 31,
(In thousands)	2024	2023
United States	$3,128	$2,713
International	125	46
Total long-lived assets, net	$3,253	$2,759

As of May 31, 2024, the operating lease right-of-use assets of $5.4 million and $0.3 million were allocated in the United States and international locations, respectively. As of May 31, 2023, operating lease right-of-use assets of $6.0 million and $0.2 million were allocated in the United States and international locations, respectively.

16. SUBSEQUENT EVENTS

On July 15, 2024, the Company entered into a Stock Purchase Agreement to acquire all the outstanding shares of Incal Technology, Inc. (“acquiree”), a California corporation based in Fremont, California and specializing in packaged part reliability/burn-in test solutions. The acquisition aligns with the Company’s strategic objective to expand its market presence and diversify its product offering. Under the terms of the agreement, the Company will acquire all of the outstanding capital stock of the acquiree for a purchase price of $21.0 million, consisting of $14.0 million in cash and issuance of $7.0 million in shares of the Company’s common stock, subject to certain post-closing adjustments with respect to working capital. The acquisition is expected to close within the first quarter of fiscal year 2025, subject to customary closing conditions.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control – Integrated Framework” (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of May 31, 2024.

(c) Changes in internal controls over financial reporting.

There were no changes in our internal controls over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

Change in Fiscal Year

On July 11, 2024, the Board of Directors approved a change in the Company’s fiscal year-end from May 31 to a 4-4-5 fiscal calendar ending on the Friday closest to May 31. The change is being made to better align financial reporting with operational cycles.

The change in fiscal year will not impact the Company’s previously issued consolidated financial statements or tax reporting. The new fiscal year will begin on June 1, 2024, and end on May 30, 2025, following the 4-4-5 calendar format.

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended May 31, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408(a).

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2024 Annual Meeting of Shareholders.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2024 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2024 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2024 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2024 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1.	Financial Statements

See Index under Item 8.

2.	Financial Statement Schedule

See Index under Item 8.

3.	Exhibits

See Item 15(b) below.

(b) Exhibits

The following exhibits are filed as part of or incorporated by reference into this Report:

Exhibit No.	Description
3.1(1)	Restated Articles of Incorporation of Registrant.
3.2(2)(28)(29)	Amended and Restated Bylaws of Registrant.
4.1(3)	Form of Common Stock certificate.
4.2(4)	Registration Rights Agreement by and among the Company and the Investors (as defined therein), dated as of September 22, 2016.
4.3(26)	Description of Securities
10.1(5)	2006 Equity Incentive Plan.*
10.2(6)	Amended and Restated 2006 Employee Stock Purchase Plan.*
10.3(7)	2016 Equity Incentive Plan.*
10.4(8)	Form of Indemnification Agreement entered into between Registrant and its directors and executive officers.*
10.5(9)	Form of Change of Control Agreement.*
10.6(10)	Lease dated August 3, 1999 for facilities located at Building C, 400 Kato Terrace, Fremont, California.
10.7(11)	First Amendment dated May 06, 2008 for facilities located at 400 Kato Terrace, Fremont, California.
10.8(12)	Second Amendment dated November 7, 2014 for facilities located at 400 Kato Terrace, Fremont, California.
10.9(13)	Third Amendment dated February 27, 2018 for facilities located at 400 Kato Terrace, Fremont, California.
10.10(14)	Offer Letter dated January 3, 2012, between the Company and Gayn Erickson.*
10.11(15)	Offer Letter dated March 5, 2013, between the Company and Rhea Posedel.*
10.12(16)	Change of Control Severance Agreement dated January 3, 2012, between the Company and Gayn Erickson.*
10.13(17)	Amended and Restated Change of Control Severance Agreement dated March 5, 2013, between the Company and Rhea J. Posedel.*
10.15(18)	Form of 2006 Equity Incentive Plan Stock Option Award Agreement.*
10.16(19)	Form of 2006 Equity Incentive Plan Restricted Stock Unit Award.*
10.17(20)	Form of 2016 Equity Incentive Plan Stock Option Award Agreement.*
10.18(21)	Form of 2016 Equity Incentive Plan Restricted Stock Unit Award.*

10.19(22)	Purchase Agreement by and among the Company and the Investors (as defined therein), dated as of September 22, 2016.
10.20(23)	Equity Distribution Agreement, dated as of September 17, 2021, by and between Craig-Hallum Capital Group LLC and Aehr Test Systems
10.21(24)	Equity Distribution Agreement, dated as of February 7, 2023, by and among William Blair & Company L.L.C., Craig-Hallum Capital Group LLC and Aehr Test Systems
10.22(25)	Fourth Amendment dated December 5, 2022 for facilities located at 400 Kato Terrace, Fremont, California.
10.23(30)	2023 Equity Incentive Plan
21.1(27)	Subsidiaries of the Company.
23.1	Consent of BPM LLP - Independent Registered Public Accounting Firm (filed herewith).
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31.1	Certification Statement of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification Statement of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
97	Aehr Test Systems Policy for Recovery of Erroneously Awarded Compensation, effective as of August 14, 2023
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(23) Incorporated by reference to Exhibit 1.1 previously filed with the Company’s Current Report on Form 8-K filed September 17, 2021 (File No. 000-22893).

(24) Incorporated by reference to Exhibit 4.3 previously filed with the Company’s Annual Report on Form 10-K filed August 27, 2021 (File No. 000-22893).

(25) Incorporated by reference to Exhibit 10.1 previously filed with the Company’s Current Report on Form 8-K filed December 5, 2022 (File No. 000-22893).

(26) Incorporated by reference to Exhibit 4.3 previously filed with the Company’s Annual Report on Form 10-K filed August 27, 2021 (File No. 000-22893).

(27) Incorporated by reference to Exhibit 21.1 previously filed with the Company’s Annual Report on Form 10-K filed August 27, 2021 (File No. 000-22893).

(28) Incorporated by reference to Exhibit 3.1 previously filed with the Company’s Current Report on Form 8-K filed September 2, 2020 (File No. 000-22893).

(29) Incorporated by reference to Exhibit 3.1 previously filed with the Company’s Current Report on Form 8-K filed October 19, 2021 (File No. 000-22893).

(30) Incorporated by reference to Exhibit 99.1 of the Company’s S-8 filed October 27, 2023 (File No. 333-275202)

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

Dated: July 30, 2024

AEHR TEST SYSTEMS

By:	/s/ GAYN ERICKSON
Gayn Erickson
PRESIDENT AND CHIEF EXECUTIVE OFFICER (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gayn Erickson and Chris P. Siu, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RHEA J. POSEDEL	Chairman	July 30, 2024
Rhea J. Posedel
/s/ GAYN ERICKSON	President, Chief Executive Officer, and Director (Principal Executive Officer)	July 30, 2024
Gayn Erickson
/s/ CHRIS P. SIU	Executive Vice President of Finance and Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	July 30, 2024
Chris P. Siu

/s/ FARIBA DANESH	Director	July 30, 2024
Fariba Danesh

/s/ LAURA OLIPHANT	Director	July 30, 2024
Laura Oliphant

/s/ GEOFFREY G. SCOTT	Director	July 30, 2024
Geoffrey G. Scott

/s/ HOWARD T. SLAYEN	Director	July 30, 2024
Howard T. Slayen

