Form 10-Q
period 2024-08-30
AEHR TEST SYSTEMS
filed 2024-10-11
CIK 1040470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 30, 2024

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and ”emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 29,630,858 shares of the Registrant’s Common Stock outstanding as of October 1, 2024.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	August 30,	May 31,
(In thousands, except par value)	2024	2024
ASSETS
Current assets:
Cash and cash equivalents	$37,830	$49,159
Accounts receivable	8,561	9,796
Inventories	42,973	37,470
Prepaid expenses and other current assets	3,555	1,423
Total current assets	92,919	97,848
Property and equipment, net	3,503	3,253
Goodwill	10,353	-
Intangible assets, net	11,854	-
Deferred tax assets, net	18,351	20,773
Operating lease right-of-use assets, net	6,325	5,734
Other non-current assets	2,557	304
Total assets	$145,862	$127,912
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,571	$5,332
Accrued expenses	5,481	3,366
Operating lease liabilities, short-term	827	465
Deferred revenue, short-term	3,541	1,345
Total current liabilities	15,420	10,508
Operating lease liabilities, long-term	5,878	5,732
Deferred revenue, long-term	60	41
Other long-term liabilities	2,021	38
Total liabilities	23,379	16,319
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, $0.01 par value: Authorized: 10,000 shares;
Issued and outstanding: none	-	-
Common stock, $0.01 par value: Authorized: 75,000 shares;
Issued and outstanding: 29,584 shares and 28,995 shares at at August 30, 2024 and May 31, 2024, respectively	295	289
Additional paid-in-capital	140,812	130,612
Accumulated other comprehensive loss	(134)	(158)
Accumulated deficit	(18,490)	(19,150)
Total shareholders' equity	122,483	111,593
Total liabilities and shareholders’ equity	$145,862	$127,912

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	August 30,	August 31,
(In thousands, except per share data)	2024	2023
Revenue:
Product	$12,154	$19,357
Services	965	1,267
Total revenue	13,119	20,624
Cost of revenue:
Product	5,418	9,919
Services	623	724
Total cost of revenue	6,041	10,643
Gross profit	7,078	9,981
Operating expenses:
Research and development	2,361	2,457
Selling, general and administrative	4,558	3,409
Total operating expenses	6,919	5,866
Income from operations	159	4,115
Interest income, net	681	581
Other expense, net	(26)	(6)
Income before provision for income taxes	814	4,690
Provision for income taxes	154	16
Net income	$660	$4,674

Net income per share:
Basic	$0.02	$0.16
Diluted	$0.02	$0.16
Shares used in per share calculations:
Basic	29,107	28,649
Diluted	29,632	29,632

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

4

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	August 30,	August 31,
(In thousands)	2024	2023
Net income	$660	$4,674
Other comprehensive income (loss), net of tax:
Net change in cumulative translation adjustment	24	(3)
Net change in unrealized gain on investments	-	17
Comprehensive income	$684	$4,688

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
(In thousands)	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Three Months Ended August 30, 2024
Balances, May 31, 2024	28,995	$289	$130,612	$(158)	$(19,150)	$111,593
Issuance of common stock for business acquisition	552	6	9,375	-	-	9,381
Issuance of common stock under employee plans	47	-	56	-	-	56
Shares repurchased for tax withholdings on vesting of restricted stock units	(10)	-	(162)	-	-	(162)
Stock-based compensation	-	-	931	-	-	931
Net income	-	-	-	-	660	660
Foreign currency translation adjustment	-	-	-	24	-	24
Balances, August 30, 2024	29,584	$295	$140,812	$(134)	$(18,490)	$122,483

			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
(In thousands)	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Three Months Ended August 31, 2023
Balances, May 31, 2023	28,539	$285	$127,776	$(155)	$(52,306)	$75,600
Issuance of common stock under employee plans	247	3	315	-	-	318
Shares repurchased for tax withholdings on vesting of restricted stock units	(23)	-	(1,012)	-	-	(1,012)
Stock-based compensation	-	-	551	-	-	551
Net income	-	-	-	-	4,674	4,674
Foreign currency translation adjustment	-	-	-	(3)	-	(3)
Net unrealized gains on investments	-	-	-	17	-	17
Balances, August 31, 2023	28,763	$288	$127,630	$(141)	$(47,632)	$80,145

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

AEHR TEST SYSTEMS
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	August 30,	August 31,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income	$660	$4,674
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	870	522
Depreciation and amortization	347	138
Deferred income taxes	144	-
Accretion of investment discount	-	(130)
Amortization of operating lease right-of-use assets	219	172
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	2,555	3,437
Inventories	(2,880)	(7,704)
Prepaid expenses and other current assets	(719)	90
Accounts payable	(628)	(939)
Accrued expenses	288	355
Deferred revenue	1,727	3,294
Operating lease liabilities	(205)	(28)
Income taxes payable	2	20
Net cash provided by operating activities	2,380	3,901

Cash flows from investing activities:
Purchases of property and equipment	(197)	(284)
Proceeds from maturities of investments	-	18,000
Acquisition of business, net of cash acquired	(10,615)	-
Net cash provided by (used in) investing activities	(10,812)	17,716

Cash flows from financing activities:
Proceeds from issuance of common stock under employee plans	56	318
Shares repurchased for tax withholdings on vesting of restricted stock units	(162)	(1,012)
Net cash used in financing activities	(106)	(694)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	9	(22)

Net increase (decrease) in cash, cash equivalents and restricted cash	(8,529)	20,901

Cash, cash equivalents and restricted cash, beginning of period (1)	49,309	30,204
Cash, cash equivalents and restricted cash, end of period (1)	$40,780	$51,105

(1)	Includes restricted cash within prepaid expenses and other current assets and other non-current assets.

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

Basis of Presentation

The unaudited Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting. Accordingly, the unaudited Condensed Consolidated Financial Statements do not include certain information and footnote disclosures normally included in the annual consolidated financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements for the interim periods presented have been prepared on a basis consistent with the May 31, 2024 audited Consolidated Financial Statements and reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated financial position and results of operations as of and for such periods indicated. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended May 31, 2024.

Beginning on June 1, 2024, the Company changed its fiscal year to the 52- or 53-week period ending on the Friday nearest May 31. The first fiscal quarter in fiscal 2025 ended on August 30 and the Company’s fiscal year 2025 will end on May 30, 2025.

Principles of Consolidation

The Company’s Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries and all significant intercompany accounts and transactions have been eliminated upon consolidation.

Critical Accounting Policies and use of Estimates

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2024. Except for the accounting policies related to Business Combination and Goodwill and Intangible Assets newly discussed below, there have been no significant changes to the Company’s significant accounting policies during the three months ended August 30, 2024. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates in these Condensed Consolidated Financial Statements include valuation of inventory at the lower of cost or net realizable value, valuation of intangible assets and impairment of long-lived assets and goodwill. Actual results could differ from those estimates.

Business Combination

The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair values. Goodwill is measured as the excess of the consideration transferred over the fair value of assets acquired and liabilities assumed on the acquisition date. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed, these estimates are inherently uncertain and subject to refinement. Examples of estimates and assumptions in valuing certain of the intangible assets and goodwill the Company has acquired include, but are not limited to, future expected cash flows from acquired developed technology, customer relationships, and tradenames. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

The authoritative guidance allows a measurement period of the purchase price allocation that ends when the entity has obtained all relevant information about facts that existed at the acquisition date, and that cannot exceed one year from the date of acquisition. As a result, during the measurement period the Company may record adjustments to the fair values of assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that it identifies adjustments to the preliminary purchase price allocation. Upon conclusion of the measurement period or final determination of the values of the assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments will be recorded to the consolidated statements of operations.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of net identifiable assets acquired in a business combination. The Company assesses goodwill for impairment annually during each fourth fiscal quarter or whenever events or changes in circumstances indicate the carrying value may not be fully recoverable. In the valuation of goodwill, management estimates future cash flows to be derived from the Company’s business. If these estimates or their related assumptions change in the future, the Company may be required to record an impairment. Management may first evaluate qualitative factors to assess if it is more likely than not that the fair value of a reporting unit is less than its carrying amount and to determine if an impairment test is necessary. Management may choose to proceed directly to the quantitative impairment test, bypassing the initial qualitative assessment. The quantitative test compares the fair value of the reporting unit to its carrying value, including goodwill allocated to that reporting unit. A goodwill impairment loss would be the amount by which a reporting unit’s carrying value exceeds its fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

Definite-lived Intangible Assets

The Company performs valuations of assets acquired and liabilities assumed on the acquisition accounted for as a business combination and allocates the purchase price of the acquired business to the identifiable net tangible and intangible assets. The Company determines the appropriate useful life by performing an analysis of expected cash flows based on historical experience of the acquired businesses. Intangible assets are amortized over their estimated useful lives using the straight-line method which approximates the pattern of consumption of economic benefits.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If such evaluation indicates that the carrying amount of the asset or the asset group is not recoverable, any impairment loss would be equal to the amount the carrying value exceeds the fair value. There was no impairment recorded during the three months ended August 30, 2024 and August 31, 2023.

Concentration of Credit Risk

Financial instruments which subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company performs credit evaluations of its customers’ financial condition and generally requires no collateral. The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months Ended
	August 30,	August 31,
	2024	2023

Customer A	90.8%	88.0%

The Company had gross accounts receivable from individual customers in excess of 10% of gross accounts receivable as follows:

	August 30,	May 31,
	2024	2024

Customer A	59.2%	49.9%
Customer B	20.1%	16.5%
Customer C	*	12.3%

* Amount was less than 10% of total gross accounts receivable

Recent Accounting Pronouncements Not Yet Adopted

Improvements to Reportable Segment Disclosures: In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. The Company is currently evaluating the effect of this pronouncement on its disclosures.

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

2. BUSINESS COMBINATION

On July 31, 2024, the Company completed its acquisition of Incal Technology, Inc. (“Incal”), a company that specializes in packaged part reliability/burn-in test solutions. The acquisition date fair value of the consideration transferred for Incal was approximately $21.9 million, which consisted of the following:

(In thousands)	Fair Value
Cash	$10,631
Common stock under transfer restriction	9,381
Escrow payable	2,680
Working capital adjustments (1)	(800)
Total	$21,892

(1)	Included in Prepaid expenses and other current assets

As part of the purchase consideration, the Company issued 552,355 shares of its restricted common stock. The restricted stock issued to the shareholders of Incal is subject to a six-month holding period, during which time the shares cannot be transferred or sold without registration under the Securities Act of 1933, as amended, or pursuant to an available exemption. The fair value of the restricted shares was determined based on the closing price of the Company’s common stock on the acquisition date, adjusted for a discount related to the lack of marketability due to the transfer restrictions. The total fair value of the restricted shares issued as part of the consideration was $9.4 million.

The escrow payable of $2.8 million represents the present value of two components: (1) $2.1 million designated for the sellers’ indemnification obligations and expected to be settled after 15 months, and (2) $0.7 million designated for the sellers’ payment obligations and expected to be settled after 60 days. The escrow payable will be settled with cash of $2.8 million held in an escrow account for working capital adjustments and potential indemnification obligations in connection with the acquisition of Incal. Of the $2.8 million cash restricted in escrow, $0.7 million is included in Prepaid expenses and other current assets and $2.1 million is included in Other noncurrent assets.

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed at the acquisition date:

(In thousands)	Fair Value
Cash	$16
Accounts receivable	1,285
Inventory	2,730
Goodwill	10,353
Property and equipment	129
Intangible assets	12,000
Operating lease right-of-use assets	810
Other assets, current and noncurrent	63
Accounts payable, accrued expenses and other liabilities, current and noncurrent	(2,013)
Deferred revenue	(489)
Operating lease liabilities, current and noncurrent	(714)
Deferred tax liabilities, net	(2,278)
Total	$21,892

The goodwill recognized in connection with the acquisition is primarily attributable to anticipated synergies from future growth and will not be deductible for income tax purposes.

The following table summarizes the fair value of the separately identifiable intangible assets at the time of acquisition:

		Estimated Useful life
(In thousands)	Fair Value	(in years)
Developed technology	$9,130	12
Trade names	1,050	10
Customer relationships	810	11
Non-compete agreements and others	1,010	1-3
Total intangible assets acquired	$12,000

Acquisition-related costs were $0.5 million during the three months ended August 30, 2024, and were expensed in the period incurred within selling, general and administrative expense in the Company’s Condensed Consolidated Statements of Operations.

The Company’s Condensed Consolidated Statement of Operations include $0.2 million in revenue and $0.5 million in net loss contributed by Incal from the date of acquisition. Pro forma results of operations for this acquisition have not been presented, as the financial impact to the Company’s consolidated results of operations is not material.

The purchase consideration allocation is preliminary, and as additional information becomes available, the Company may further revise it during the remainder of the measurement period.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table represents the Company’s assets measured at fair value on a recurring basis as of August 30, 2024, and the basis for that measurement:

	Balance as of
(In thousands)	August 30, 2024	Level 1	Level 2	Level 3
Money market funds	$36,716	$36,716	$-	$-
Total	$36,716	$36,716	$-	$-

The following table represents the Company’s assets measured at fair value on a recurring basis as of May 31, 2024, and the basis for that measurement:

	Balance as of
(In thousands)	May 31, 2024	Level 1	Level 2	Level 3
Money market funds	$44,280	$44,280	$-	$-
Total	$44,280	$44,280	$-	$-

Included in money market funds as of August 30, 2024 and May 31, 2024 is $0.2 million restricted cash representing a security deposit for the Company’s United States manufacturing and office space lease. There were no financial liabilities measured at fair value as of August 30, 2024 and May 31, 2024. There were no transfers between Level 1 and Level 2 fair value measurements during the three months ended August 30, 2024. The carrying amounts of financial instruments, including cash equivalents, accounts receivable, accounts payable and certain other accrued liabilities, approximate fair value due to their short maturities.

4. BALANCE SHEET INFORMATION

Inventories

Inventories consisted of the following:

	August 30,	May 31,
(In thousands)	2024	2024
Raw materials and sub-assemblies	$26,794	$22,410
Work in process	13,642	13,593
Finished goods	2,537	1,467
	$42,973	$37,470

Property and equipment

Property and equipment, net consisted of the following:

	Useful life	August 30,	May 31,
(In thousands)	(in years)	2024	2024
Leasehold improvements	*	$1,729	$1,588
Machinery and equipment	3 - 5	4,650	4,528
Test equipment	4 - 5	2,092	1,928
Furniture and fixtures	2 - 5	176	175
		8,647	8,219
Less: accumulated depreciation		(5,144)	(4,966)
		$3,503	$3,253

* Lesser of estimated useful life or lease term.

Depreciation expense was $0.2 million for the three months ended August 30, 2024 and $0.1 million for the three months ended August 31, 2023.

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

The following is a summary of changes in the Company’s liability for product warranties during the three months ended August 30, 2024 and August 31, 2023:

	Three Months Ended
	August 30,	August 31,
(In thousands)	2024	2023
Balance at the beginning of the period	$234	$267
Accruals for warranties issued during the period	178	65
Consumption of reserves	(193)	(100)
Balance at the end of the period	$219	$232

The accrued warranty balance is included in accrued expenses on the accompanying Condensed Consolidated Balance Sheets.

Deferred revenue

Deferred revenue, short-term consisted of the following:

	August 30,	May 31,
(In thousands)	2024	2024
Customer deposits	$3,428	$1,248
Deferred revenue	113	97
	$3,541	$1,345

5. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

The Company’s goodwill activity during the three months ended August 30, 2024 was as follows:

(In thousands)	Total
Balance as of May 31, 2024	$-
Addition due to business combination	10,353
Balance as of August 30, 2024	$10,353

Purchased Intangible Assets

The Company’s purchased intangible assets, net, were as follows:

	August 30, 2024
(In thousands)		Accumulated
Finite-lived intangible assets:	Gross	Amortization	Net
Developed technology	$9,130	$(87)	$9,043
Trade names	1,050	(9)	1,041
Customer relationships	810	(6)	804
Non-compete agreements and others	1,010	(44)	966
Total	$12,000	$(146)	$11,854

Amortization expense related to purchased intangible assets with finite lives was $0.1 million for the three months ended August 30, 2024.

As of August 30, 2024, the estimated future amortization expense of purchased intangible assets with finite lives is as follows:

(In thousands)	Amount
Remainder of 2025	$1,073
2026	1,229
2027	1,183
2028	980
2029	940
Thereafter	6,449
Total	$11,854

6. INCOME TAXES

The following table provides details of income taxes:

	Three Months Ended
	August 30,	August 31,
(In thousands)	2024	2023
Income before provision for income taxes	$814	$4,690
Provision for income taxes	154	16
Effective tax rate	18.9%	0.3%

The Company’s effective tax rate varies from the U.S. federal statutory rate of 21% primarily due to the R&D credits available to apply against federal and California income and the tax expense from stock-based compensation. During interim periods, tax expenses are accrued for jurisdictions that are anticipated to be profitable for fiscal 2025.

The determination of income taxes for the three months ended August 30, 2024 and August 31, 2023 was based on the Company’s estimated annual effective tax rate. Tax expense for the three months ended August 30, 2024 was primarily due to tax expense related to U.S. and profitable foreign subsidiaries. Tax expense for the three months ended August 31, 2023 was primarily due to profitable foreign subsidiaries. Provision for income taxes for the three months ended August 31, 2023 did not included tax expense related to U.S. operations due to a valuation allowance. The Company maintained a full valuation allowance on all the U.S. net deferred tax assets through the first nine months of fiscal 2024. In the fourth quarter of fiscal 2024, the Company concluded that the valuation allowance related to the U.S. federal and state deferred tax assets was no longer required due to existence of sufficient positive evidence to support that it is more likely than not that its deferred tax assets are realizable. A significant income tax benefit of $21.9 million was recognized due to release of a valuation allowance in the fourth quarter of fiscal 2024.

As of August 30, 2024, deferred tax assets, net decreased $2.4 million to $18.4 million from $20.8 million at May 31, 2024 primarily due to the intangible assets acquired from Incal through a common stock acquisition, which created a deferred tax liability. None of the intangible assets are expected to be deductible for U.S. federal income tax purposes since the transaction for income tax purposes is treated as a stock acquisition, rather than an asset acquisition for financial accounting purposes.

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

7. COMMITMENTS AND CONTINGENCIES

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

8. SHAREHOLDERS’ EQUITY

On August 25, 2021, the Board of Directors authorized management to take actions necessary for the execution of a $75 million shelf registration. A Registration Statement on Form S-3 was filed with the SEC on September 3, 2021. A Prospectus Supplement for an “At the Market” (“ATM”) sale of $25 million of common stock was subsequently filed on September 17, 2021. The Company sold 1,696,729 shares of common stock at an average selling price of $14.73 per share between September and October 2021. The gross proceeds to the Company were $25.0 million, before commission fees of $0.7 million and offering expenses of $0.3 million. Another Prospectus Supplement for an ATM sale of $25 million of common stock was subsequently filed on February 8, 2023. The Company sold 208,917 shares of common stock at an average selling price of $34.78 per share in February 2023. The gross proceeds to the Company during the quarter ended February 28, 2023 were $7.3 million, before commissions of $0.2 million and offering expenses of $0.2 million. No proceeds were raised from the ATM during the three months ended August 30, 2024 and August 31, 2023. As of August 30, 2024, the remaining amount of the ATM offering was $17.7 million. Subsequently, the registration statement expired in September 2024.

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

Disaggregation of revenue

The following presents information about the Company’s net revenues in different geographic areas, which are based upon ship-to locations, and by product category:

	Three Months Ended
	August 30,	August 31,
(In thousands)	2024	2023
Asia	$12,578	$19,231
United States	523	789
Europe	18	604
	$13,119	$20,624

	Three Months Ended
	August 30,	August 31,
(In thousands)	2024	2023
Systems	$60	$8,093
Contactors	12,094	11,264
Services	965	1,267
	$13,119	$20,624

With the exception of the amount of service contracts and extended warranties, the Company’s product net revenues are recognized at a point in time when control transfers to the customer. The following presents net revenues based on timing of recognition:

	Three Months Ended
	August 30,	August 31,
(In thousands)	2024	2023
Timing of revenue recognition:
Products and services transferred at a point in time	$12,917	$20,011
Services transferred over time	202	613
	$13,119	$20,624

Contract balances

Accounts receivable are recognized in the period the Company delivers goods or provides services and when the Company’s right to consideration is unconditional.  Contract assets include unbilled receivables which represent revenues that are earned in advance of scheduled billings to customers. These amounts are primarily related to product sales where transfer of control has occurred but the Company has not yet invoiced. As of August 30, 2024 and May 31, 2024, unbilled receivables were $0.3 million and $0.2 million, respectively, and were included in prepaid expenses and other current assets on the accompanying Condensed Consolidated Balance Sheets.

Contract liabilities include payments received in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities as of August 30, 2024 and May 31, 2024 were $3.6 million and $1.4 million, respectively, and were included in deferred revenue, short-term and deferred revenue, long-term on the accompanying Condensed Consolidated Balance Sheets. During the three months ended August 30, 2024, the Company recognized $1.1 million in revenue which were included in contract liabilities as of May 31, 2024.

Remaining performance obligations

As of August 30, 2024, the remaining performance obligations, exclusive of customer deposits, which were comprised of deferred service contracts and extended warranty contracts not yet delivered, are not material. The foregoing excludes the value of other remaining performance obligations, as they have original durations of one year or less and excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

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

10. STOCK-BASED COMPENSATION

Stock-based compensation expense consists of expenses for stock options, restricted stock units (“RSUs”), performance RSUs (“PRSUs”), restricted shares, performance restricted shares and employee stock purchase plan (“ESPP”) purchase rights. Stock-based compensation expense for stock options and ESPP purchase rights is measured at each grant date, based on the fair value of the award using the Black-Scholes option valuation model, and is recognized as expense over the employee’s requisite service period. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different from those of publicly traded options. For RSUs, PRSUs, restricted shares and performance restricted shares, stock-based compensation expense is based on the fair value of the Company’s common stock at the grant date and is recognized as expense over the employee’s requisite service period. All of the Company’s stock-based compensation is accounted for as equity instruments. See Note 11 in the Company’s Annual Report on Form 10-K for fiscal 2024 filed on July 30, 2024 for further information regarding the equity incentive plans and the ESPP.

The following table summarizes the stock-based compensation expense for the three months ended August 30, 2024 and August 31, 2023:

	Three Months Ended
	August 30,	August 31,
(In thousands)	2024	2023
Cost of sales	$93	$63
Research and development	208	153
Selling, general and administrative	569	306
	$870	$522

Stock-based compensation expense totaling $0.4 million and $0.3 million was capitalized as part of inventory as of August 30, 2024 and May 31, 2024, respectively.

The Company’s nonvested RSU, PRSU and restricted shares activities during the three months ended August 30, 2024 were as follows:

		Weighted
		Average Grant
		Date Fair
	Shares	Value
	(in thousands)	Per Share
Unvested, May 31, 2024	294	$20.08
Granted (1)	555	15.23
Vested	(32)	12.42
Forfeited	-	-
Unvested, August 30, 2024	817	$17.09

(1)

Includes 252,000 performance-based awards, of which 80,000 performance-based awards have target achievement goals whereby the grantee can earn up to 200% of the original award (up to 161,000 shares) if the maximum target goals are met. The remaining awards are earned at 100% if the target goals are achieved

There were no options granted during the three months ended August 30, 2024 and August 31, 2023. There were no ESPP purchase rights granted during the three months ended August 30, 2024 and August 31, 2023.

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

The following table presents the computation of basic and diluted net income per share:

	Three Months Ended
	August 30,	August 31,
(In thousands, except per share data)	2024	2023
Numerator:
Net income	$660	$4,674
Denominator:
Basic weighted average shares outstanding	29,107	28,649
Dilutive effect of common equivalent shares outstanding	525	983
Diluted weighted average shares outstanding	29,632	29,632

Net income per share - Basic	$0.02	$0.16
Net income per share - Diluted	$0.02	$0.16

Antidilutive employee share-based awards, excluded	640	2

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

Long-lived assets, net by geographic area are as follows:

	August 31,	May 31,
(In thousands)	2024	2024
United States	$3,386	$3,128
International	117	125
Total long-lived assets, net	$3,503	$3,253

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact may be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential”, “target” or “continue,” the negative effect of terms like these or other similar expressions. Any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries, which may be provided by us are also forward-looking statements. These forward-looking statements are only predictions. Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those anticipated or projected. All forward-looking statements included in this document are based on information available to us on the date of filing and we further caution investors that our business and financial performance are subject to substantial risks and uncertainties. We assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risk factors set forth in Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended May 31, 2024, filed with the Securities and Exchange Commission on July 30, 2024. All references to “we”, “us”, “our”, “Aehr Test”, “Aehr Test Systems” or the “Company” refer to Aehr Test Systems.

Overview

We are a leading provider of test solutions for testing, burning-in, and stabilizing semiconductor devices in wafer level, singulated die, and package part form, and have installed thousands of systems worldwide. Decarbonization and digitalization is driving increased quality, reliability, safety, and security needs of semiconductors used across multiple applications, including electric vehicles, electric vehicle charging infrastructure, solar and wind power, computing, data and telecommunications infrastructure, and solid-state memory and storage. The trend is driving additional test requirements, incremental capacity needs, and new opportunities for our test products and solutions.

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

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, assumptions and judgments, including those related to customer programs and incentives, inventories, and income taxes. Our estimates are derived from historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Those results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of the critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024.

Except for the critical accounting estimates related to Business Combination and Impairment of Goodwill and Long-lived Assets newly discussed below, there have been no material changes to our critical accounting policies and estimates during the three months ended August 30, 2024 compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024.

Business Combinations Accounting for business combinations requires management to make significant estimates and assumptions to determine the fair values of assets acquired and liabilities assumed at the acquisition date. The assumptions and estimates are based, in part, on historical experience and information obtained from management of the acquired company and are inherently uncertain. Critical estimates in valuing certain acquired intangible assets include, but are not limited to, future expected cash flows including revenue growth rate assumptions from product sales, customer orders and acquired technologies, estimated royalty rates used in valuing technology-related intangible assets, and discount rates. The discount rates used to discount expected future cash flows to present value are typically derived from a weighted-average cost of capital analysis and adjusted to reflect inherent risks. Unanticipated events and circumstances may occur that could affect either the accuracy or validity of such assumptions, estimates or actual results.

Impairment of Goodwill We assess goodwill for impairment annually during our fourth fiscal quarter or whenever events or changes in circumstances indicate the carrying value may not be fully recoverable. The process of evaluating the potential impairment of goodwill requires significant judgment. We may first evaluate qualitative factors to assess if it is more likely than not that the fair value of a reporting unit is less than its carrying amount and to determine if an impairment test is necessary. We may choose to proceed directly to the quantitative impairment test, bypassing the initial qualitative assessment. The quantitative test compares the fair value of the reporting unit to its carrying value, including goodwill allocated to that reporting unit. A goodwill impairment loss would be the amount by which a reporting unit’s carrying value exceeds its fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

Impairments of Long-Lived Assets We monitor the carrying value of long-lived assets for potential impairment each quarter based on whether certain triggering events have occurred. These events include current period losses combined with a history of losses, or a projection of continuing losses, or a significant decrease in the market value of an asset. When a triggering event occurs, we perform an impairment calculation, comparing projected undiscounted cash flows, utilizing current cash flow information and expected growth rates, to the carrying value of the assets. If we identify impairment for long-lived assets to be held and used, we compare the assets’ current carrying value to the assets’ fair value. Fair value is determined based on market values or discounted future cash flows. We record impairment when the carrying value exceeds fair market value.

We have not recorded any impairment charges during the three months ended August 30, 2024 and August 31, 2023.

Results of Operations

Fiscal Year

Beginning on June 1, 2024, we have changed our fiscal year to the 52- or 53-week period ending on the Friday nearest May 31. Our first fiscal quarter in fiscal 2025 ended on August 30, 2024, and our fiscal year 2025 will end on May 30, 2025.

Impact of Acquisition

We completed the acquisition of Incal Technology, Inc. (“Incal”) on July 31, 2024. Revenue from the acquired products and services subsequent to the acquisition date was not material to our results of operations for the three months ended August 30, 2024. However, we may quantitatively disclose the impact of the expense contributions from the acquisition where such discussions are significant to understanding our financial results.

Discussion of Results of Operations for the Three Months Ended August 30, 2024 compared to the Three Months Ended August 31, 2023

Revenues

Revenue by Category	Three Months Ended
	August 30,	August 31,	Percent
(Dollars in thousands)	2024	2023	Change
Products	$12,154	$19,357	(37%)
Services	965	1,267	(24%)
Total revenues	$13,119	$20,624	(36%)
Products as a percentage of total revenues	92.6%	93.9%
Services as a percentage of total revenues	7.4%	6.1%

Revenue decreased to $13.1 million for the three months ended August 30, 2024 from $20.6 million for the three months ended August 31, 2023, driven by a decrease in shipments of our systems and services due to the recent overall softness in the demand for electric vehicles. Our systems revenue decreased by $8.0 million and our services revenue decreased by $0.3 million, partially offset by an increase in our contactors revenue of $0.8 million.

Revenue by Geography	Three Months Ended
	August 30,	August 31,	Percent
(Dollars in thousands)	2024	2023	Change
Asia	$12,578	$19,231	(35%)
United States	523	789	(34%)
Europe	18	604	(97%)
Total revenues	$13,119	$20,624	(36%)
Asia as a percentage of total revenues	95.9%	93.3%
United States as a percentage of total revenues	4.0%	3.8%
Europe as a percentage of total revenues	0.1%	2.9%

On a geographic basis, revenues represent products that were shipped to or services that were performed at our customer locations. For the three months ended August 30, 2024 compared to the three months ended August 31, 2023, revenue decreased across all regions, primarily due to a decline in shipments of our systems driven by the recent overall softness in the demand for electric vehicles.

Gross Margin

Gross Profit by Category	Three Months Ended
	August 30,	August 31,	Percent
(Dollars in thousands)	2024	2023	Change
Products	$6,736	$9,438	(29%)
Services	342	543	(37%)
Gross profit	$7,078	$9,981	(29%)

Gross Margin by Category
Product	55.4%	48.8%
Services	35.4%	42.9%
Gross margin	54.0%	48.4%

Gross profit decreased to $7.1 million for the three months ended August 30, 2024 from $10.0 million for the three months ended August 31, 2023. Gross margin increased to 54.0% for the three months ended August 30, 2024 from 48.4% for the three months ended August 31, 2023. The increase in gross margin of 5.6 percentage points was primarily due to a decrease in material cost as a percentage of revenue driven by a product mix shift toward more contactor sales. This was partially offset by lower system shipments resulting in lower manufacturing efficiencies.

Research and Development

	Three Months Ended
	August 30,	August 31,	Percent
(Dollars in thousands)	2024	2023	Change
Research and development	$2,361	$2,457	(4%)
As a percentage of total revenues	18.0%	11.9%

Research and development expenses consist primarily of compensation and benefits for product development personnel, outside development service costs, travel expenses, facilities cost allocations, and stock-based compensation charges. Research and development expenses remained relatively flat at $2.4 million for the three months ended August 30, 2024, compared to $2.5 million for the three months ended August 31, 2023.

Selling, General and Administrative

	Three Months Ended
	August 30,	August 31,	Percent
(Dollars in thousands)	2024	2023	Change
Selling, general and administrative	$4,558	$3,409	34%
As a percentage of total revenues	34.7%	16.5%

Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel, legal and accounting service costs, marketing communications costs, travel expenses, facilities cost allocations, and stock-based compensation charges. Selling, general and administrative expenses increased to $4.6 million for the three months ended August 30, 2024, compared to $3.4 million for the three months ended August 31, 2023. The increase was primarily driven by $0.5 million in acquisition related costs, and $0.4 million in additional expenses from the newly acquired business.

Interest and Other Income (Expense), Net

	Three Months Ended
	August 30,	August 31,	Percent
(Dollars in thousands)	2024	2023	Change
Interest income, net	$681	$581	17%
Other expense, net	(26)	(6)	333%
Interest and other income (expense), net	$655	$575	14%

Interest and other income (expense), net, primarily consists of interest income and foreign currency transaction exchange gains and losses. Interest and other income (expense), net, increased for the three months ended August 30, 2024, compared to the same periods in the prior year, primarily driven by higher interest income earned due to higher yields from our investments in money market funds.

Provision for Income Taxes

	Three Months Ended
	August 30,	August 31,	Percent
(Dollars in thousands)	2024	2023	Change
Provision for income taxes	$154	$16	863%

Income tax expense increased due to the release of valuation allowance in the fourth quarter of fiscal 2024. Starting in fiscal 2025, the Company recognized U.S. federal and state income tax expense from the current period taxable income.

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash were $40.8 million as of August 30, 2024, compared to $51.1 million as of August 31, 2023. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for the next twelve months.

	Three Months Ended
	August 30,	August 31,
(In thousands)	2024	2023	Change
Operating activities	$2,380	$3,901	$(1,521)
Investing activities	(10,812)	17,716	(28,528)
Financing activities	(106)	(694)	588
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9	(22)	31
Net increase (decrease) in cash, cash equivalents and restricted cash	$(8,529)	$20,901	$(29,430)

Net Cash Flows Provided by Operating Activities

Cash flow from operating activities during the three months ended August 30, 2024 mostly consisted of net income, adjusted for certain non-cash items which primarily consisted of depreciation and amortization, share-based compensation expense and amortization of operating lease right-of-use assets. The $1.5 million decrease in cash flows from operating activities for the three months ended August 30, 2024, compared to the three months ended August 31, 2023, was driven primarily by a lower net income, a decrease in cash provided by deferred revenue due to timing of customer deposits and revenue recognition, a decrease in cash provided by collection of accounts receivable due to the lower revenue and an increase in cash used in prepaid expenses, partially offset by a decrease in cash used in inventory production due to anticipated lower customer demand.

Net Cash Flows Provided by (Used in) Investing Activities

Net cash provided by investing activities decreased by $28.5 million for the three months ended August 30, 2024 compared to the three months ended August 31, 2023. The decrease was primarily due to the maturity of our short-term investments of $18.0 million during the three months ended August 31, 2023, while there was no such maturity of investment during the three months ended August 30, 2024. Additionally, the Company paid $10.6 million to acquire Incal during the three months ended August 30, 2024.

Net Cash Flows Used in Financing Activities

Net cash used in financing activities decreased by $0.6 million for the three months ended August 30, 2024, compared to the three months ended August 31, 2023. The decrease was primarily due to a reduction in shares repurchased for tax withholdings on vesting of restricted stock units.

Off-Balance Sheet Agreements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. There have been no material changes in the composition, magnitude or other key characteristics of our contractual obligations or other commitments as disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, evaluated the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of August 30, 2024, in connection with the filing of this Quarterly Report on Form 10-Q. Based on that evaluation as of August 30, 2024, our CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended August 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to various claims and legal proceedings that arise in the ordinary course of business. We accrue for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements.

Item 1A. Risk Factors

Item 1A, “Risk Factors,” on pages 11 through 18 of the Company’s Annual Report on Form 10-K for the year ended May 31, 2024, provides information on the significant risks associated with our business. There have been no subsequent material changes to these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the fiscal quarter ended August 30, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408(a).

Item 6. Exhibits

Exhibit Number	Description

3.1(1)	Restated Article of Incorporation of Registrant

3.2(2)	Amended and Restated Bylaws of the Registrant

4.1(3)	Form of Common Stock certificate

10.1 (4)	Change in Control and Severance Agreement, dated August 31, 2024

31.01	Certification of the principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.02	Certification of the principal financial and accounting officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.†

101.SCH	XBRL Taxonomy Extension Schema Document.†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†

1	Incorporated by reference to the same-numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 filed June 11, 1997 (File No. 333-28987).
2	Incorporated by reference to Exhibit 3.1 previously filed with the Company’s Current Report on Form 8-K filed October 19, 2021 (File No. 000-22893)
3	Incorporated by reference to the same-numbered exhibit previously filed with Amendment No.1 to the Company’s Registration Statement on Form S-1 filed July 17, 1997 (File No. 333-28987).
4.	Incorporated by reference to Exhibit 10.1 previously filed with the Company’s Current Report on Form 8-K filed September 6, 2024 (File No. 000-22893)
†	Filed herewith.
**	Furnished, and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEHR TEST SYSTEMS

Date: October 11, 2024	By:	/s/ GAYN ERICKSON
Gayn Erickson
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 11, 2024	By:	/s/ CHRIS P. SIU
Chris P. Siu
Executive Vice President of Finance, and Chief Financial Officer
(Principal Financial and Accounting Officer)

