Form 10-Q
period 2024-11-29
AEHR TEST SYSTEMS
filed 2025-01-13
CIK 1040470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 29, 2024

or

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

There were 29,711,804 shares of the Registrant’s Common Stock outstanding as of January 2, 2025.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

AEHR TEST SYSTEMS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	November 29,	May 31,
(In thousands, except par value)	2024	2024
ASSETS
Current assets:
Cash and cash equivalents	$32,217	$49,159
Accounts receivable	7,333	9,796
Inventories	43,776	37,470
Prepaid expenses and other current assets	5,195	1,423
Total current assets	88,521	97,848
Property and equipment, net	4,306	3,253
Goodwill	10,742	-
Intangible assets, net	11,512	-
Deferred tax assets, net	18,585	20,773
Operating lease right-of-use assets, net	6,038	5,734
Other non-current assets	2,576	304
Total assets	$142,280	$127,912
LIABILITIES AND SHAREHOLDERS EQUITY
Current liabilities:
Accounts payable	$4,854	$5,332
Accrued expenses	5,392	3,366
Operating lease liabilities, short-term	858	465
Deferred revenue, short-term	613	1,345
Total current liabilities	11,717	10,508
Operating lease liabilities, long-term	5,574	5,732
Deferred revenue, long-term	52	41
Other long-term liabilities	1,756	38
Total liabilities	19,099	16,319
Commitments and contingencies (Note 7)
Shareholders equity:
Preferred stock, $0.01 par value: Authorized: 10,000 shares;
Issued and outstanding: none	-	-
Common stock, $0.01 par value: Authorized: 75,000 shares;
Issued and outstanding: 29,709 shares and 28,995 shares at November 29, 2024 and May 31, 2024, respectively	297	289
Additional paid-in-capital	142,593	130,612
Accumulated other comprehensive loss	(191)	(158)
Accumulated deficit	(19,518)	(19,150)
Total shareholders' equity	123,181	111,593
Total liabilities and shareholders equity	$142,280	$127,912

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

AEHR TEST SYSTEMS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	November 29,	November 30,	November 29,	November 30,
(In thousands, except per share data)	2024	2023	2024	2023
Revenue:
Product	$11,985	$19,837	$24,139	$39,194
Services	1,468	1,594	2,433	2,861
Total revenue	13,453	21,431	26,572	42,055
Cost of revenue:
Product	7,426	9,707	12,844	19,626
Services	627	766	1,250	1,490
Total cost of revenue	8,053	10,473	14,094	21,116
Gross profit	5,400	10,958	12,478	20,939
Operating expenses:
Research and development	2,276	1,972	4,637	4,429
Selling, general and administrative	4,637	3,518	9,195	6,927
Total operating expenses	6,913	5,490	13,832	11,356
Income (loss) from operations	(1,513)	5,468	(1,354)	9,583
Interest income, net	228	631	909	1,212
Other income, net	40	10	14	4
Income (loss) before income tax expense (benefit)	(1,245)	6,109	(431)	10,799
Income tax expense (benefit)	(217)	20	(63)	36
Net income (loss)	$(1,028)	$6,089	$(368)	$10,763

Net income (loss) per share:
Basic	$(0.03)	$0.21	$(0.01)	$0.37
Diluted	$(0.03)	$0.20	$(0.01)	$0.36
Shares used in per share calculations:
Basic	29,659	28,801	29,383	28,725
Diluted	29,659	29,769	29,383	29,700

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

AEHR TEST SYSTEMS

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	November 29,	November 30,	November 29,	November 30,
(In thousands)	2024	2023	2024	2023
Net income (loss)	$(1,028)	$6,089	$(368)	$10,763
Other comprehensive income (loss), net of tax:
Net change in cumulative translation adjustment	(57)	7	(33)	4
Net change in unrealized gain on investments	-	-	-	17
Comprehensive income (loss)	$(1,085)	$6,096	$(401)	$10,784

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

AEHR TEST SYSTEMS

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
(In thousands)	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Three Months Ended November 29, 2024
Balances, August 30, 2024	29,584	$295	$140,812	$(134)	$(18,490)	$122,483
Issuance of common stock under employee plans	137	2	773	-	-	775
Shares repurchased for tax withholdings on vesting of restricted stock units	(12)	-	(181)	-	-	(181)
Stock-based compensation	-	-	1,189	-	-	1,189
Net loss	-	-	-	-	(1,028)	(1,028)
Foreign currency translation adjustment	-	-	-	(57)	-	(57)
Balances, November 29, 2024	29,709	$297	$142,593	$(191)	$(19,518)	$123,181

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
(In thousands)	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Six Months Ended November 29, 2024
Balances, May 31, 2024	28,995	$289	$130,612	$(158)	$(19,150)	$111,593
Issuance of common stock for business acquisition	552	6	9,375	-	-	9,381
Issuance of common stock under employee plans	184	2	829	-	-	831
Shares repurchased for tax withholdings on vesting of restricted stock units	(22)	-	(343)	-	-	(343)
Stock-based compensation	-	-	2,120	-	-	2,120
Net loss	-	-	-	-	(368)	(368)
Foreign currency translation adjustment	-	-	-	(33)	-	(33)
Balances, November 29, 2024	29,709	$297	$142,593	$(191)	$(19,518)	$123,181

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

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

AEHR TEST SYSTEMS

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	November 29,	November 30,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income (loss)	$(368)	$10,763
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	1,945	1,160
Depreciation and amortization	953	283
Deferred income taxes	(90)	-
Amortization of operating lease right-of-use assets	506	337
Accretion of investment discount	-	(130)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	3,718	12,037
Inventories	(3,638)	(9,996)
Prepaid expenses and other current assets	(2,940)	(2,245)
Accounts payable	(1,880)	(5,099)
Accrued expenses	5	(974)
Deferred revenue	(1,209)	(2,703)
Operating lease liabilities	(478)	(89)
Income taxes payable	(17)	12
Net cash provided by (used in) operating activities	(3,493)	3,356

Cash flows from investing activities:
Purchases of property and equipment	(518)	(440)
Proceeds from maturities of investments	-	18,000
Payments for business acquisition, net of cash and cash equivalent acquired	(10,615)	-
Net cash provided by (used in) investing activities	(11,133)	17,560

Cash flows from financing activities:
Proceeds from issuance of common stock under employee plans	831	1,092
Shares repurchased for tax withholdings on vesting of restricted stock units	(343)	(1,460)
Proceeds from issuance of common stock from public offering, net of issuance costs	-	(72)
Net cash provided by (used in) financing activities	488	(440)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	(16)

Net increase (decrease) in cash, cash equivalents and restricted cash	(14,141)	20,460

Cash, cash equivalents and restricted cash, beginning of period (1)	49,309	30,204
Cash, cash equivalents and restricted cash, end of period (1)	$35,168	$50,664

(1) Includes restricted cash within prepaid expenses and other current assets and other non-current assets.

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

AEHR TEST SYSTEMS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Aehr Test Systems (the “Company”) was incorporated in California in May 1977 and develops and manufactures test and burn-in equipment used in the semiconductor industry.  The Company’s principal products are the FOX-XP, FOX-NP, and FOX-CP wafer contact and singulated die/module parallel test and burn-in systems, the Sonoma, Tahoe and Echo packaged parts burn-in products, the WaferPak full wafer contactor, the DiePak carrier, the WaferPak aligner, the DiePak autoloader, and test fixtures.

Basis of Presentation

The unaudited Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting. Accordingly, the unaudited Condensed Consolidated Financial Statements do not include certain information and footnote disclosures normally included in the annual consolidated financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements for the interim periods presented have been prepared on a basis consistent with the May 31, 2024 audited Consolidated Financial Statements and reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated financial position and results of operations as of and for such periods indicated. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended May 31, 2024.

Beginning on June 1, 2024, the Company changed its fiscal year to the 52- or 53-week period ending on the Friday nearest May 31. The second fiscal quarter in fiscal 2025 ended on November 29, 2024 and the Company’s fiscal year 2025 will end on May 30, 2025.

Principles of Consolidation

The Company’s Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries and all significant intercompany accounts and transactions have been eliminated upon consolidation.

Critical Accounting Policies and use of Estimates

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2024. Except for the accounting policies related to Business Combination and Goodwill and Intangible Assets, as discussed below, there have been no significant changes to these accounting policies during the three and six months ended November 29, 2024. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates in these Condensed Consolidated Financial Statements include valuation of inventory at the lower of cost or net realizable value, valuation of intangible assets and impairment of long-lived assets and goodwill. Actual results could differ from those estimates.

Business Combination

The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair values. Goodwill is measured as the excess of the consideration transferred over the fair value of assets acquired and liabilities assumed on the acquisition date. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed, these estimates are inherently uncertain and subject to refinement. Key estimates and assumptions in valuing certain of the intangible assets and goodwill the Company has acquired include, but are not limited to, expected future cash flows from acquired developed technology, customer relationships, and trade names. Unanticipated events and circumstances could impact the accuracy or validity of such assumptions, estimates or actual results.

The authoritative guidance allows a measurement period of the purchase price allocation that ends when the entity has obtained all relevant information about facts that existed at the acquisition date, and that cannot exceed one year from the date of acquisition. As a result, during the measurement period the Company may record adjustments to the fair values of assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that it identifies adjustments to the preliminary purchase price allocation. Upon conclusion of the measurement period or final determination of the values of the assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments will be recorded in the consolidated statements of operations.

Goodwill

Goodwill represents the excess of the total purchase price over the fair value of net identifiable assets acquired in a business combination. The Company assesses goodwill for impairment annually during each fourth fiscal quarter or whenever events or changes in circumstances indicate the carrying value may not be fully recoverable. In the valuation of goodwill, management estimates future cash flows to be derived from the Company’s business. If these estimates or their related assumptions change in the future, the Company may be required to record an impairment. Management may first evaluate qualitative factors to assess if it is more likely than not that the fair value of a reporting unit is less than its carrying amount and to determine if an impairment test is necessary. Management may choose to proceed directly to the quantitative impairment test, bypassing the initial qualitative assessment. The quantitative test compares the fair value of the reporting unit to its carrying value, including goodwill allocated to that reporting unit. A goodwill impairment loss would be the amount by which a reporting unit’s carrying value exceeds its fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

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

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If such evaluation indicates that the carrying amount of the asset or the asset group is not recoverable, any impairment loss would be equal to the amount the carrying value exceeds the fair value. There was no impairment recorded during the three and six months ended November 29, 2024 and November 30, 2023.

Concentration of Credit Risk

Financial instruments which subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company performs credit evaluations of its customers’ financial condition and generally requires no collateral. The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months Ended		Six Months Ended
	November 29,	November 30,	November 29,	November 30,
	2024	2023	2024	2023

Customer A	46.5%	46.9%	68.4%	66.9%
Customer B	12.1%	*	*	*
Customer C	*	34.6%	*	20.0%

* Amount was less than 10% of total revenues

The Company had gross accounts receivable from individual customers in excess of 10% of gross accounts receivable as follows:

	November 29,	May 31,
	2024	2024

Customer A	*	49.9%
Customer B	13.3%	*
Customer C	20.3%	16.5%
Customer D	12.7%	12.3%
Customer E	12.7%	*

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

2. BUSINESS COMBINATION

On July 31, 2024, the Company completed its acquisition of Incal Technology, Inc. (“Incal”), a company that specializes in packaged part reliability/burn-in test solutions. The acquisition date fair value of the consideration transferred for Incal was approximately $22.2 million, which consisted of the following:

(In thousands)	Fair Value
Cash	$10,631
Common stock under transfer restriction	9,381
Escrow payable	2,381
Working capital adjustments (1)	(240)
Total	$22,153

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

The escrow payable recorded at the acquisition date represented the present value of total escrow amount. The total escrow amount at the acquisition date included: (1) $2.1 million designated for the sellers' indemnification obligations and expected to be settled after 15 months, and (2) $0.7 million designated for the sellers' payment obligations and expected to be settled after 60 days. The escrow payable will be settled with cash of $2.8 million held in an escrow account for working capital adjustments and potential indemnification obligations in connection with the acquisition of Incal. Of the $2.8 million cash restricted in escrow, $0.7 million is included in Prepaid expenses and other current assets and $2.1 million is included in Other noncurrent assets.

During the three months ended November 29, 2024, the Company updated the purchase consideration, which reflects a reduction in the receivable related to the working capital adjustment from $0.8 million to $0.2 million and a reduction in escrow payable related to indemnification from $2.8 million to $2.5 million, based on negotiations with the seller. As a result, the total purchase consideration has been adjusted from $21.9 million to $22.2 million. Accordingly, the goodwill balance has increased from $10.4 million to $10.7 million.

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed at the acquisition date:

(In thousands)	Fair Value
Cash	$16
Accounts receivable	1,285
Inventory	2,829
Goodwill	10,742
Property and equipment	129
Intangible assets	12,000
Operating lease right-of-use assets	810
Other assets, current and noncurrent	63
Accounts payable, accrued expenses and other liabilities, current and noncurrent	(2,240)
Deferred revenue	(489)
Operating lease liabilities, current and noncurrent	(714)
Deferred tax liabilities, net	(2,278)
Total	$22,153

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

Acquisition-related costs were $0.5 million for the six months ended November 29, 2024 and were expensed in the period incurred within selling, general and administrative expense in the Company's Condensed Consolidated Statements of Operations.

The Company's Condensed Consolidated Statement of Operations includes $5.0 million in revenue and $0.4 million in net income contributed by Incal from the date of acquisition. Pro forma results of operations for this acquisition have not been presented, as the acquisition was not determined to be significant as of the date of acquisition.

The purchase consideration allocation remains preliminary, and as additional information becomes available, the Company may further revise it during the remainder of the measurement period.

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

The following table represents the Company’s assets measured at fair value on a recurring basis as of November 29, 2024, and the basis for that measurement:

	Balance as of
(In thousands)	November 29, 2024	Level 1	Level 2	Level 3
Money market funds	$31,123	$31,123	$-	$-
Total	$31,123	$31,123	$-	$-

The following table represents the Company’s assets measured at fair value on a recurring basis as of May 31, 2024, and the basis for that measurement:

	Balance as of
(In thousands)	May 31, 2024	Level 1	Level 2	Level 3
Money market funds	$44,280	$44,280	$-	$-
Total	$44,280	$44,280	$-	$-

Included in money market funds as of November 29, 2024 and May 31, 2024 is $0.2 million restricted cash representing a security deposit for the Company’s United States manufacturing and office space lease. There were no financial liabilities measured at fair value as of November 29, 2024 and May 31, 2024. There were no transfers between Level 1 and Level 2 fair value measurements during the six months ended November 29, 2024. The carrying amounts of financial instruments, including cash equivalents, accounts receivable, accounts payable and certain other accrued liabilities, approximate fair value due to their short maturities.

4. BALANCE SHEET INFORMATION

Inventories

Inventories consisted of the following:

	November 29,	May 31,
(In thousands)	2024	2024
Raw materials and sub-assemblies	$25,200	$22,410
Work in process	13,953	13,593
Finished goods	4,623	1,467
	$43,776	$37,470

Property and equipment

Property and equipment, net consisted of the following:

	Useful life	November 29,	May 31,
(In thousands)	(in years)	2024	2024
Leasehold improvements	*	$2,699	$1,588
Machinery and equipment	3 - 5	4,718	4,528
Test equipment	4 - 5	1,965	1,928
Furniture and fixtures	2 - 5	198	175
		9,580	8,219
Less: accumulated depreciation		(5,274)	(4,966)
		$4,306	$3,253

* Lesser of estimated useful life or lease term.

Depreciation expense was $0.2 million and $0.4 million for the three and six months ended November 29, 2024, respectively. Depreciation expense was $0.1 million and $0.3 million for the three and six months ended November 30, 2023, respectively.

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

The following is a summary of changes in the Company's liability for product warranties during the three and six months ended November 29, 2024 and November 30, 2023:

	Three Months Ended		Six Months Ended
	November 29,	November 30,	November 29,	November 30,
(In thousands)	2024	2023	2024	2023
Balance at the beginning of the period	$219	$232	$234	$267
Accruals for warranties issued during the period	130	162	308	227
Warranties acquired through business combination	144	-	144	-
Consumption of reserves	(135)	(173)	(328)	(273)
Balance at the end of the period	$358	$221	$358	$221

The accrued warranty balance is included in accrued expenses on the accompanying Condensed Consolidated Balance Sheets.

Deferred revenue

Deferred revenue, short-term consisted of the following:

	November 29,	May 31,
(In thousands)	2024	2024
Customer deposits	$511	$1,248
Deferred revenue	102	97
	$613	$1,345

5. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

The Company's goodwill activity during the six months ended November 29, 2024 was as follows:

(In thousands)	Total
Balance as of May 31, 2024	$-
Addition due to business combination	10,742
Balance as of November 29, 2024	$10,742

There were no impairments to goodwill during the three and six months ended November 29, 2024.

Purchased Intangible Assets

The Company’s purchased intangible assets, net, were as follows:

	November 29, 2024
(In thousands)		Accumulated
Finite-lived intangible assets:	Gross	Amortization	Net
Developed technology	$9,130	$(254)	$8,876
Trade names	1,050	(35)	1,015
Customer relationships	810	(25)	785
Non-compete agreements and others	1,010	(174)	836
Total	$12,000	$(488)	$11,512

Amortization expense related to purchased intangible assets with finite lives was $0.3 million and $0.5 million for the three and six months ended November 29, 2024, respectively.

As of November 29, 2024, the estimated future amortization expense of purchased intangible assets with finite lives is as follows:

(In thousands)	Amount
Remainder of 2025	$731
2026	1,229
2027	1,183
2028	980
2029	940
Thereafter	6,449
Total	$11,512

There were no impairment charges related to purchased intangible assets for the three and six months ended November 29, 2024.

6. INCOME TAXES

The following table provides details of income taxes:

	Three Months Ended		Six Months Ended
	November 29,	November 30,	November 29,	November 30,
(In thousands)	2024	2023	2024	2023
Income (loss) before income tax expense (benefit)	$(1,245)	$6,109	$(431)	$10,799
Income tax expense (benefit)	(217)	20	(63)	36
Effective tax rate	17.4%	0.3%	14.6%	0.3%

The Company’s effective tax rate varies from the U.S. federal statutory rate of 21% primarily due to the research and development credits available to apply against federal and California income and the tax expense from stock-based compensation.

The determination of income taxes for the three and six months ended November 29, 2024 and November 30, 2023, respectively, was based on the Company’s estimated annual effective tax rate. For the three and six months ended November 29, 2024, the Company recognized a tax benefit due to quarter-to-date and year-to-date losses in the U.S.. Tax expense for the three and six months ended November 30, 2023 was primarily due to profitable foreign subsidiaries. Provision for income taxes for the three and six months ended November 30, 2023 did not included tax expense related to U.S. operations due to a valuation allowance. The Company maintained a full valuation allowance on all the U.S. net deferred tax assets through the first nine months of fiscal 2024. In the fourth quarter of fiscal 2024, the Company concluded that the valuation allowance related to the U.S. federal and state deferred tax assets was no longer required due to existence of sufficient positive evidence to support that it is more likely than not that its deferred tax assets are realizable. A significant income tax benefit of $21.9 million was recognized due to release of a valuation allowance in the fourth quarter of fiscal 2024.

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

On December 3, 2024, a shareholder class action lawsuit captioned Lucid Alternative Fund, LP v. Aehr Test Systems, Inc. was filed in the United States District Court for the Northern District of California against the Company. The lawsuit alleges, in part, that the Company and certain of its executives made materially false and misleading statements regarding the Company’s earnings guidance and other financial projections for 2024. The lawsuit seeks unspecified monetary damages and purports to represent purchasers of the Company’s securities between January 9, 2024 and March 24, 2024. Additionally, a shareholder derivative complaint was filed, alleging breaches of fiduciary duties and other misconduct by certain directors and officers of the Company. The Company believes the claims are meritless and intends to vigorously defend its position. Given the procedural posture and the nature of the case, including that the pending proceeding is in the early stages, that alleged damages have not been specified, that uncertainty exists as to the likelihood of a class or classes being certified or the ultimate size of any class or classes if certified, and that there are significant factual and legal issues to be resolved, the Company is unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from this matter.

On October 18, 2024, the Company filed a complaint with the China Suzhou Intermediate Court to protect its intellectual property rights in China against Suzhou Semight Instruments Co., Ltd. (“Semight”) and its related entities and/or distributors, alleging infringement of the Company’s two patents related to wafer burn-in systems and wafer reliability test systems. The Company is seeking injunctive relief, claiming that Semight’s actions have infringed upon its intellectual property rights and caused substantial harm to its business. The Company believes its claims are valid and is vigorously pursuing its legal remedies. At this stage, the outcome of the litigation is uncertain, and the Company is unable to predict the likelihood of success or estimate the potential financial impact, if any, on its condensed consolidated financial statements. The Company has also incurred and expects to continue to incur legal expenses related to this matter. On December 19, 2024, Semight filed a petition for acceptance of request for invalidation to the aforementioned Chinese patents with the Department of National Intellectual Properties in Beijing.

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

8. SHAREHOLDERS’ EQUITY

On August 25, 2021, the Board of Directors authorized management to take actions necessary for the execution of a $75 million shelf registration. A Registration Statement on Form S-3 was filed with the SEC on September 3, 2021. A Prospectus Supplement for an "At the Market" ("ATM") sale of up to $25 million of common stock was subsequently filed on September 17, 2021. The Company sold 1,696,729 shares of common stock at an average selling price of $14.73 per share between September and October 2021. The gross proceeds to the Company were $25.0 million, before commission fees of $0.7 million and offering expenses of $0.3 million. Another Prospectus Supplement for an ATM sale of up to $25 million of common stock was subsequently filed on February 8, 2023. The Company sold 208,917 shares of common stock at an average selling price of $34.78 per share in February 2023. The gross proceeds to the Company during the quarter ended February 28, 2023 were $7.3 million, before commissions of $0.2 million and offering expenses of $0.2 million. The 2021 registration statement expired in September 2024.

On October 15, 2024, the Board of Directors authorized management to execute a new $100 million shelf registration, and a Registration Statement on Form S-3 was filed with the SEC. Additionally, a Prospectus Supplement for an ATM offering of up to $40 million of common stock was filed. No proceeds were raised from the ATM during the three and six months ended November 29, 2024. The remaining amount of the ATM offering was $40 million as of November 29, 2024.

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

Disaggregation of revenue

The following presents information about the Company’s net revenues in different geographic areas, which are based upon ship-to locations, and by product category:

	Three Months Ended		Six Months Ended
	November 29,	November 30,	November 29,	November 30,
(In thousands)	2024	2023	2024	2023
Asia	$9,825	$18,922	$22,403	$38,153
United States	3,462	676	3,984	1,465
Europe	166	1,833	185	2,437
	$13,453	$21,431	$26,572	$42,055

	Three Months Ended		Six Months Ended
	November 29,	November 30,	November 29,	November 30,
(In thousands)	2024	2023	2024	2023
Systems	$3,410	$10,685	$3,470	$18,779
Contactors	8,575	9,152	20,669	20,415
Services	1,468	1,594	2,433	2,861
	$13,453	$21,431	$26,572	$42,055

With the exception of the amount of service contracts and extended warranties, the Company’s product net revenues are recognized at a point in time when control transfers to the customer. The following presents net revenues based on timing of recognition:

	Three Months Ended		Six Months Ended
	November 29,	November 30,	November 29,	November 30,
(In thousands)	2024	2023	2024	2023
Timing of revenue recognition:
Products and services transferred at a point in time	$13,231	$20,974	$26,148	$40,985
Services transferred over time	222	457	424	1,070
	$13,453	$21,431	$26,572	$42,055

Contract balances

Accounts receivable are recognized in the period the Company delivers goods or provides services and when the Company’s right to consideration is unconditional. Contract assets include unbilled receivables which represent revenues that are earned in advance of scheduled billings to customers. These amounts are primarily related to product sales where transfer of control has occurred but the Company has not yet invoiced. As of November 29, 2024 and May 31, 2024, unbilled receivables were $0.2 million and $0.2 million, respectively, and were included in prepaid expenses and other current assets on the accompanying Condensed Consolidated Balance Sheets.

Contract liabilities include payments received in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities as of November 29, 2024 and May 31, 2024 were $0.7 million and $1.4 million, respectively, and were included in deferred revenue, short-term and deferred revenue, long-term on the accompanying Condensed Consolidated Balance Sheets. During the three and six months ended November 29, 2024, the Company recognized $0.06 million and $1.1 million in revenue, respectively, which were included in contract liabilities as of May 31, 2024.

Remaining performance obligations

As of November 29, 2024, the remaining performance obligations, exclusive of customer deposits, which were comprised of deferred service contracts and extended warranty contracts not yet delivered, are not material. The foregoing excludes the value of other remaining performance obligations, as they have original durations of one year or less and excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

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

The following table summarizes the stock-based compensation expense for the three and six months ended November 29, 2024 and November 30, 2023:

	Three Months Ended		Six Months Ended
	November 29,	November 30,	November 29,	November 30,
(In thousands)	2024	2023	2024	2023
Cost of sales	$69	$101	$162	$164
Research and development	278	139	486	292
Selling, general and administrative	728	398	1,297	704
	$1,075	$638	$1,945	$1,160

Stock-based compensation expense totaling $0.5 million and $0.3 million was capitalized as part of inventory as of November 29, 2024 and May 31, 2024, respectively.

The Company’s nonvested RSU, PRSU and restricted shares activities during the six months ended November 29, 2024 were as follows:

		Weighted
		Average Grant
		Date Fair
	Shares	Value
	(in thousands)	Per Share
Unvested, May 31, 2024	294	$20.08
Granted (1)	555	15.23
Vested	(32)	12.42
Forfeited	-	-
Unvested, August 30, 2024	817	$17.09
Granted (1)	10	13.01
Vested	(47)	15.33
Forfeited	-	-
Unvested, November 29, 2024	780	$17.14

(1)

Includes 262,000 performance-based awards, of which 80,000 performance-based awards have target achievement goals whereby the grantee can earn up to 200% of the original award (up to 161,000 shares) if the maximum target goals are met. The remaining awards are earned at 100% if the target goals are achieved

There were no options granted during the three and six months ended November 29, 2024 and November 30, 2023.

During the six months ended November 29, 2024 and November 30, 2023, the Company issued 41,000 and 24,000 shares, respectively, under the ESPP. As of November 29, 2024 and November 30, 2023, ESPP shares of 285,000 and 373,000, respectively, were available for issuance.

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

The following table presents the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	November 29,	November 30,	November 29,	November 30,
(In thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net income (loss)	$(1,028)	$6,089	$(368)	$10,763
Denominator:
Basic weighted average shares outstanding	29,659	28,801	29,383	28,725
Dilutive effect of common equivalent shares outstanding	-	968	-	975
Diluted weighted average shares outstanding	29,659	29,769	29,383	29,700

Net income (loss) per share - Basic	$(0.03)	$0.21	$(0.01)	$0.37
Net income (loss) per share - Diluted	$(0.03)	$0.20	$(0.01)	$0.36

Antidilutive employee share-based awards, excluded	1,747	9	1,622	4

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

Property and equipment, net by geographic area are as follows:

	November 29,	May 31,
(In thousands)	2024	2024
United States	$4,206	$3,128
International	100	125
Total long-lived assets, net	$4,306	$3,253

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

Overview

We are a leading provider of test solutions for testing, burning-in, and stabilizing semiconductor devices in wafer level, singulated die, and package part form, and have installed thousands of systems worldwide. Decarbonization, generative AI and digitalization is driving increased quality, reliability, safety, and security needs of semiconductors used across multiple applications, including electric vehicles, electric vehicle charging infrastructure, solar and wind power, computing, data and telecommunications infrastructure, and solid-state memory and storage. The trend is driving additional test requirements, incremental capacity needs, and new opportunities for our test products and solutions.

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

In connection with the acquisition of Incal Technology, Inc. (“Incal”), our product portfolio further expanded to include packaged parts burn-in solutions for the full range of power and complexity of integrated circuits. Incal’s product lines feature the Sonoma series for ultra-high-power burn-in testing, the Tahoe series for medium-power reliability burn-in, and the Echo series for low-power and high parallelism testing. The Sonoma line, with its ultra-high-power capabilities, is specifically designed to address the reliability and burn-in needs of the burgeoning demand for AI accelerators, GPUs, high-performance computing (HPC) processors, and devices that can reach levels of power as high as 1600W. The Sonoma is available in its standard configuration, which hosts up to 22 slots per chamber, and in its production version, which has 12 slots per chamber. The Tahoe and Echo lines for medium-power and low-power burn-in solutions, respectively, target logic, SoC, and mixed-signal devices employed in mobile communications, mobility, medical, military, aerospace, and data center applications. These systems are frequently used by independent test and burn-in labs, as well as semiconductor manufacturers.

Our net revenue consists primarily of sales of FOX-P systems, Sonoma/Tahoe/Echo systems, WaferPak Aligners and DiePak Loaders, WaferPak contactors, DiePak carriers, test fixtures, upgrades and spare parts, service contracts revenues, and non-recurring engineering charges. Our selling arrangements may include contractual customer acceptance provisions, which are mostly deemed perfunctory or inconsequential, and installation of the product occurs after shipment, transfer of title and risk of loss.

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

Except for the critical accounting estimates related to Business Combination and Impairment of Goodwill and Long-lived Assets newly discussed below, there have been no material changes to our critical accounting policies and estimates during the six months ended November 29, 2024 compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024.

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

We have not recorded any impairment charges during the three and six months ended November 29, 2024 and November 30, 2023.

Results of Operations

Fiscal Year

Beginning on June 1, 2024, we have changed our fiscal year to the 52- or 53-week period ending on the Friday nearest May 31. Our second fiscal quarter in fiscal 2025 ended on November 29, 2024, and our fiscal year 2025 will end on May 30, 2025.

Impact of Acquisition

We completed the acquisition of Incal Technology, Inc. (“Incal”) on July 31, 2024. We may quantitatively disclose the impact of the revenue and expense contributions from the acquisition where such discussions are significant to understanding our financial results.

Discussion of Results of Operations for the Three and Six Months Ended November 29, 2024 compared to the Three and Six Months Ended November 30, 2023

Revenues

Revenue by Category	Three Months Ended			Six Months Ended
	November 29,	November 30,	Percent	November 29,	November 30,	Percent
(Dollars in thousands)	2024	2023	Change	2024	2023	Change
Products	$11,985	$19,837	(40%)	$24,139	$39,194	(38%)
Services	1,468	1,594	(8%)	2,433	2,861	(15%)
Total revenues	$13,453	$21,431	(37%)	$26,572	$42,055	(37%)
Products as a percentage of total revenues	89.1%	92.6%		90.8%	93.2%
Services as a percentage of total revenues	10.9%	7.4%		9.2%	6.8%

Revenue decreased to $13.5 million for the three months ended November 29, 2024 from $21.4 million for the three months ended November 30, 2023, driven by a decrease in shipments of our systems and contactors, as well as reduced delivery of our services, primarily due to the continued softness in the power semiconductor demand for electric vehicles. Our systems revenue decreased by $7.3 million due to the decrease in our FOX-P systems revenue, which was partially offset by the increase in package parts burn-in systems revenue of $4.8 million in connection with the Incal acquisition. Our contactors revenue decreased by $0.6 million and our services revenue decreased by $0.1 million.

Revenue decreased to $26.6 million for the six months ended November 29, 2024 from $42.1 million for the six months ended November 30, 2023, driven by a decrease in shipments of our systems and in delivery of our services due to the continued softness in the power semiconductor demand for electric vehicles. Our systems revenue decreased by $15.3 million due to the decrease in our FOX-P systems revenue, which was partially offset by the increase in package parts burn-in systems revenue of $5.0 million in connection with the Incal acquisition. Our services revenue decreased by $0.4 million and was partially offset by an increase in our contactors revenue of $0.2 million.

Revenue by Geography	Three Months Ended			Six Months Ended
	November 29,	November 30,	Percent	November 29,	November 30,	Percent
(Dollars in thousands)	2024	2023	Change	2024	2023	Change
Asia	$9,825	$18,922	(48%)	$22,403	$38,153	(41%)
United States	3,462	676	412%	3,984	1,465	172%
Europe	166	1,833	(91%)	185	2,437	(92%)
Total revenues	$13,453	$21,431	(37%)	$26,572	$42,055	(37%)
Asia as a percentage of total revenues	73.0%	88.3%		84.3%	90.7%
United States as a percentage of total revenues	25.7%	3.2%		15.0%	3.5%
Europe as a percentage of total revenues	1.3%	8.5%		0.7%	5.8%

On a geographic basis, revenues represent products that were shipped to or services that were performed at our customer locations. For the three and six months ended November 29, 2024 compared to the three and six months ended November 30, 2023, revenue decreased in Asia and Europe, primarily due to a decline in shipments of our systems driven by the continued softness in the power semiconductor demand for electric vehicles. This was partially offset by an increase in revenue in the United States, driven by contributions from Incal customers.

Gross Margin

Gross Profit by Category	Three Months Ended			Six Months Ended
	November 29,	November 30,	Percent	November 29,	November 30,	Percent
(Dollars in thousands)	2024	2023	Change	2024	2023	Change
Products	$4,559	$10,130	(55%)	$11,295	$19,568	(42%)
Services	841	828	2%	1,183	1,371	(14%)
Gross profit	$5,400	$10,958	(51%)	$12,478	$20,939	(40%)

Gross Margin by Category
Product	38.0%	51.1%		46.8%	49.9%
Services	57.3%	51.9%		48.6%	47.9%
Gross margin	40.1%	51.1%		47.0%	49.8%

Gross profit decreased to $5.4 million for the three months ended November 29, 2024 from $11.0 million for the three months ended November 30, 2023. Gross margin decreased to 40.1% for the three months ended November 29, 2024 from 51.1% for the three months ended November 30, 2023. The decrease in gross margin of 11.0 percentage points was primarily due to the amortization of acquired intangible assets, the acquisition related fair value adjustment to inventory, lower system shipments leading to reduced manufacturing efficiencies, and a change in product mix.

Gross profit decreased to $12.5 million for the six months ended November 29, 2024 from $20.9 million for the six months ended November 30, 2023. Gross margin decreased to 47.0% for the six months ended November 29, 2024 from 49.8% for the six months ended November 30, 2023. The 2.8 percentage point decrease in gross margin was primarily due to the amortization of acquired intangible assets, the acquisition related fair value adjustment to inventory, lower system shipments leading to reduced manufacturing efficiencies, and a change in product mix.

Research and Development

	Three Months Ended			Six Months Ended
	November 29,	November 30,	Percent	November 29,	November 30,	Percent
(Dollars in thousands)	2024	2023	Change	2024	2023	Change
Research and development	$2,276	$1,972	15%	$4,637	$4,429	5%
As a percentage of total revenues	16.9%	9.2%		17.5%	10.5%

Research and development expenses consist primarily of compensation and benefits for product development personnel, outside development service costs, travel expenses, facilities cost allocations, and stock-based compensation charges. Research and development expenses increased to $2.3 million for the three months ended November 29, 2024, compared to $2.0 million for the three months ended November 30, 2023. The increase of $0.3 million was primarily driven by higher employment costs and increased license subscription fees due to an increase in headcount.

Research and development expenses increased to $4.6 million for the six months ended November 29, 2024, compared to $4.4 million for the six months ended November 30, 2023, primarily due to the higher employment costs and increased license subscription fees.

Selling, General and Administrative

	Three Months Ended			Six Months Ended
	November 29,	November 30,	Percent	November 29,	November 30,	Percent
(Dollars in thousands)	2024	2023	Change	2024	2023	Change
Selling, general and administrative	$4,637	$3,518	32%	$9,195	$6,927	33%
As a percentage of total revenues	34.5%	16.4%		34.6%	16.5%

Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel, legal and accounting service costs, marketing communications costs, travel expenses, facilities cost allocations, and stock-based compensation charges. Selling, general and administrative expenses increased to $4.6 million for the three months ended November 29, 2024, compared to $3.5 million for the three months ended November 30, 2023. The increase was primarily driven by a $0.7 million in additional expenses from the newly acquired business, a $0.3 million increase in stock-based compensation expenses and higher professional service fees.

Selling, general and administrative expenses increased to $9.2 million for the six months ended November 29, 2024, compared to $6.9 million for the six months ended November 30, 2023. The increase was primarily driven by $1.1 million in additional selling, general and administrative expenses from the newly acquired business, $0.5 million in acquisition related costs and a $0.6 million increase in stock-based compensation expenses.

Interest and Other Income, Net

	Three Months Ended			Six Months Ended
	November 29,	November 30,	Percent	November 29,	November 30,	Percent
(Dollars in thousands)	2024	2023	Change	2024	2023	Change
Interest income, net	$228	$631	(64%)	$909	$1,212	(25%)
Other income, net	40	10	300%	14	4	250%
Interest and other income, net	$268	$641	(58%)	$923	$1,216	(24%)

Interest and other income, net, primarily consists of interest income and foreign currency transaction exchange gains and losses. Interest and other income, net, decreased for the three and six months ended November 29, 2024, compared to the same periods in the prior year, primarily driven by lower interest income earned due to lower average cash balances and lower yields from our investments in money market funds.

Income tax expense (benefit)

	Three Months Ended			Six Months Ended
	November 29,	November 30,	Percent	November 29,	November 30,	Percent
(Dollars in thousands)	2024	2023	Change	2024	2023	Change
Income tax expense (benefit)	$(217)	$20	N.M.	$(63)	$36	(275%)

N.M. – not meaningful

For the three and six months ended November 29, 2024, the Company recognized an income tax benefit due to quarter-to-date and year-to-date losses in the U.S. For the three and six months ended November 30, 2023, income tax expense was primarily related to foreign operations as the Company maintained a full valuation allowance on all the U.S. net deferred tax assets through the first six months of fiscal 2024.

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash were $35.2 million as of November 29, 2024, compared to $50.7 million as of November 30, 2023. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for the next twelve months.

	Six Months Ended
	November 29,	November 30,
(In thousands)	2024	2023	Change
Operating activities	$(3,493)	$3,356	$(6,849)
Investing activities	(11,133)	17,560	(28,693)
Financing activities	488	(440)	928
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	(16)	13
Net increase (decrease) in cash, cash equivalents and restricted cash	$(14,141)	$20,460	$(34,601)

Net Cash Flows Provided by (Used in) Operating Activities

The $6.8 million decrease in cash flows from operating activities for the six months ended November 29, 2024, compared to the six months ended November 30, 2023, was driven primarily by a net loss in the current period, compared to a net income in the prior period, and a decrease in cash provided by collection of accounts receivable due to lower revenue, which were partially offset by a decrease in cash used in procuring inventory and payments to vendors and a smaller reduction in deferred revenue due to timing of customer deposits and revenue recognition.

Net Cash Flows Provided by (Used in) Investing Activities

Net cash used in investing activities increased by $28.7 million for the six months ended November 29, 2024 compared to the six months ended November 30, 2023. The increase in net cash used was primarily due to the maturity of our short-term investments of $18.0 million during the six months ended November 30, 2023, while there was no such maturity of investment during the six months ended November 29, 2024. Additionally, the Company paid $10.6 million to acquire Incal during the six months ended November 29, 2024.

Net Cash Flows Provided by (Used in) Financing Activities

Net cash provided by financing activities increased by $0.9 million for the six months ended November 29, 2024, compared to the six months ended November 30, 2023. The increase was primarily due to a reduction in shares repurchased for tax withholdings on vesting of restricted stock units, partially offset by a reduction in proceeds from issuance of common stock under employee plans.

Off-Balance Sheet Agreements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. There have been no material changes in the composition, magnitude or other key characteristics of our contractual obligations or other commitments as disclosed in the Company's Annual Report on Form 10-K for the year ended May 31, 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, evaluated the effectiveness of our "disclosure controls and procedures" as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of November 29, 2024, in connection with the filing of this Quarterly Report on Form 10-Q. Based on that evaluation as of November 29, 2024, our CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended November 29, 2024, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to various claims and legal proceedings that arise in the ordinary course of business. We accrue for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. For additional information regarding legal proceedings, refer to Note 7 – Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

Item 1A, “Risk Factors,” on pages 11 through 18 of the Company’s Annual Report on Form 10-K for the year ended May 31, 2024, provides information on the significant risks associated with our business. Since the filing of the Annual Report, we have identified the following material risk factor:

Geopolitical Tensions and Changes in Government Trade Policies Could Adversely Affect Our Operations in China and Our Business, Results of Operations and Financial Condition

Heightened geopolitical tensions between the United States and China could create barriers to selling our products and services to customers in China as there is currently significant uncertainty about the future relationship between the United States and China with respect to trade policies, treaties, tariffs and taxes. These barriers may include increased tariffs and other trade barriers, regulatory restrictions, or limitations on technology transfer. Any such developments, including changes in trade policies, export and import restrictions, or diplomatic relations under the current or future administration, could adversely affect our ability to compete in the Chinese market and impair our growth prospects in China, as well as our business, results of operations, and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the fiscal quarter ended November 29, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408(a).

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

AEHR TEST SYSTEMS

Date: January 13, 2025	By:	/s/ GAYN ERICKSON
Gayn Erickson
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 13, 2025	By:	/s/ CHRIS P. SIU
Chris P. Siu
Executive Vice President of Finance, and Chief Financial Officer
(Principal Financial and Accounting Officer)

