Form 10-Q
period 2025-02-28
AEHR TEST SYSTEMS
filed 2025-04-10
CIK 1040470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2025

or

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

There were 29,771,410 shares of the Registrant’s Common Stock outstanding as of April 1, 2025.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

AEHR TEST SYSTEMS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	February 28,	May 31,
(In thousands, except par value)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$29,411	$49,159
Accounts receivable	11,991	9,796
Inventories	42,329	37,470
Prepaid expenses and other current assets	7,968	1,423
Total current assets	91,699	97,848
Property and equipment, net	7,028	3,253
Goodwill	10,742	-
Intangible assets, net	11,147	-
Deferred tax assets, net	18,789	20,773
Operating lease right-of-use assets, net	5,749	5,734
Other non-current assets	453	304
Total assets	$145,607	$127,912
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,961	$5,332
Accrued expenses and other current liabilities	7,086	3,366
Operating lease liabilities, short-term	1,173	465
Deferred revenue, short-term	844	1,345
Total current liabilities	16,064	10,508
Operating lease liabilities, long-term	5,267	5,732
Deferred revenue, long-term	26	41
Other long-term liabilities	40	38
Total liabilities	21,397	16,319
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, $0.01 par value: Authorized: 10,000 shares;
Issued and outstanding: none	-	-
Common stock, $0.01 par value: Authorized: 75,000 shares;
Issued and outstanding: 29,770 shares and 28,995 shares at February 28, 2025 and May 31, 2024, respectively	298	289
Additional paid-in-capital	144,254	130,612
Accumulated other comprehensive loss	(181)	(158)
Accumulated deficit	(20,161)	(19,150)
Total shareholders' equity	124,210	111,593
Total liabilities and shareholders’ equity	$145,607	$127,912

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

AEHR TEST SYSTEMS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
(In thousands, except per share data)	2025	2024	2025	2024
Revenue:
Product	$16,681	$6,730	$40,820	$45,924
Services	1,626	833	4,059	3,694
Total revenue	18,307	7,563	44,879	49,618
Cost of revenue:
Product	10,173	3,948	23,017	23,574
Services	951	459	2,201	1,949
Total cost of revenue	11,124	4,407	25,218	25,523
Gross profit	7,183	3,156	19,661	24,095
Operating expenses:
Research and development	3,140	2,139	7,777	6,568
Selling, general and administrative	5,162	3,063	14,357	9,990
Total operating expenses	8,302	5,202	22,134	16,558
Income (loss) from operations	(1,119)	(2,046)	(2,473)	7,537
Interest income, net	270	584	1,179	1,796
Other income (expense), net	(25)	(2)	(11)	2
Income (loss) before income tax expense (benefit)	(874)	(1,464)	(1,305)	9,335
Income tax expense (benefit)	(231)	7	(294)	43
Net income (loss)	$(643)	$(1,471)	$(1,011)	$9,292

Net income (loss) per share:
Basic	$(0.02)	$(0.05)	$(0.03)	$0.32
Diluted	$(0.02)	$(0.05)	$(0.03)	$0.31
Shares used in per share calculations:
Basic	29,733	28,866	29,500	28,773
Diluted	29,733	28,866	29,500	29,670

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

AEHR TEST SYSTEMS

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
(In thousands)	2025	2024	2025	2024
Net income (loss)	$(643)	$(1,471)	$(1,011)	$9,292
Other comprehensive income (loss), net of tax:
Net change in cumulative translation adjustment	10	(10)	(23)	(6)
Net change in unrealized gain on investments	-	-	-	17
Comprehensive income (loss)	$(633)	$(1,481)	$(1,034)	$9,303

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

AEHR TEST SYSTEMS

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
(In thousands)	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Three Months Ended February 28, 2025
Balances, November 29, 2024	29,709	$297	$142,593	$(191)	$(19,518)	$123,181
Issuance of common stock under employee plans	83	1	62	-	-	63
Shares repurchased for tax withholdings on vesting of restricted stock units	(22)	-	(177)	-	-	(177)
Stock-based compensation	-	-	1,776	-	-	1,776
Net loss	-	-	-	-	(643)	(643)
Foreign currency translation adjustment	-	-	-	10	-	10
Balances, February 28, 2025	29,770	$298	$144,254	$(181)	$(20,161)	$124,210

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
(In thousands)	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Nine Months Ended February 28, 2025
Balances, May 31, 2024	28,995	$289	$130,612	$(158)	$(19,150)	$111,593
Issuance of common stock for business acquisition	552	6	9,375	-	-	9,381
Issuance of common stock under employee plans	267	3	891	-	-	894
Shares repurchased for tax withholdings on vesting of restricted stock units	(44)	-	(520)	-	-	(520)
Stock-based compensation	-	-	3,896	-	-	3,896
Net loss	-	-	-	-	(1,011)	(1,011)
Foreign currency translation adjustment	-	-	-	(23)	-	(23)
Balances, February 28, 2025	29,770	$298	$144,254	$(181)	$(20,161)	$124,210

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

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

AEHR TEST SYSTEMS

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	February 28,	February 29,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income (loss)	$(1,011)	$9,292
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	3,741	1,744
Depreciation and amortization	1,573	469
Deferred income taxes	(293)	-
Amortization of operating lease right-of-use assets	795	522
Accretion of investment discount	-	(130)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(962)	11,130
Inventories	(2,211)	(14,182)
Prepaid expenses and other current assets	(4,831)	(600)
Accounts payable	139	(4,232)
Accrued expenses	(515)	(874)
Deferred revenue	(1,004)	(2,368)
Operating lease liabilities	(470)	(257)
Income taxes payable	(49)	18
Net cash provided by (used in) operating activities	(5,098)	532

Cash flows from investing activities:
Purchases of property and equipment	(2,174)	(703)
Proceeds from maturities of investments	-	18,000
Payments for business acquisition, net of cash and cash equivalent acquired	(11,075)	-
Net cash provided by (used in) investing activities	(13,249)	17,297

Cash flows from financing activities:
Proceeds from issuance of common stock under employee plans	894	1,270
Shares repurchased for tax withholdings on vesting of restricted stock units	(520)	(1,480)
Proceeds from issuance of common stock from public offering, net of issuance costs	-	(72)
Net cash provided by (used in) financing activities	374	(282)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	25	(20)

Net increase (decrease) in cash, cash equivalents and restricted cash	(17,948)	17,527

Cash, cash equivalents and restricted cash, beginning of period (1)	49,309	30,204
Cash, cash equivalents and restricted cash, end of period (1)	$31,361	$47,731

(1)	Includes restricted cash within prepaid expenses and other current assets and other non-current assets.

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

Beginning on June 1, 2024, the Company changed its fiscal year to the 52- or 53-week period ending on the Friday nearest May 31. The third fiscal quarter in fiscal 2025 ended on February 28, 2025 and the Company’s fiscal year 2025 will end on May 30, 2025.

Principles of Consolidation

The Company’s Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries and all significant intercompany accounts and transactions have been eliminated upon consolidation.

Reclassifications

Certain reclassifications have been made to prior period footnote disclosures to conform to the current period presentation. These reclassifications had no impact on the condensed consolidated financial statements, including net income, total assets, total liabilities, or shareholders’ equity.

Critical Accounting Policies and use of Estimates

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2024. Except for the accounting policies related to Business Combination and Goodwill and Intangible Assets, as discussed below, there have been no significant changes to these accounting policies during the three and nine months ended February 28, 2025. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates in these Condensed Consolidated Financial Statements include valuation of inventory at the lower of cost or net realizable value, valuation of intangible assets and impairment of long-lived assets and goodwill. Actual results could differ from those estimates.

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

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If such evaluation indicates that the carrying amount of the asset or the asset group is not recoverable, any impairment loss would be equal to the amount the carrying value exceeds the fair value. There was no impairment recorded during the three and nine months ended February 28, 2025 and February 29, 2024.

Concentration of Credit Risk

Financial instruments which subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company performs credit evaluations of its customers’ financial condition and generally requires no collateral. The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024

Customer A	11.9%	59.6%	45.3%	65.8%
Customer B	46.6%	*	19.9%	*
Customer C	15.6%	*	*	*
Customer D	11.7%	*	*	*
Customer E	*	19.3%	*	*
Customer F	*	*	*	17.2%

* Amount was less than 10% of total revenues

The Company had gross accounts receivable from individual customers in excess of 10% of gross accounts receivable as follows:

	February 28,	May 31,
	2025	2024

Customer A	11.2%	49.9%
Customer B	28.4%	*
Customer C	21.3%	*
Customer D	16.3%	*
Customer E	*	12.3%
Customer F	*	16.5%

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, an accounting standard update to improve income statement expenses disclosures. The standard requires more detailed information related to the types of expenses, including (among other items) the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included within each interim and annual income statement’s expense caption, as applicable. This authoritative guidance can be applied prospectively or retrospectively and will be effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

2. BUSINESS COMBINATION

On July 31, 2024, the Company completed its acquisition of Incal Technology, Inc. (“Incal”), a company that specializes in packaged part reliability/burn-in test solutions. The acquisition date fair value of the consideration transferred for Incal was approximately $22.2 million, which consisted of the following:

(In thousands)	Fair Value
Cash	$10,631
Common stock under transfer restriction	9,381
Escrow payable	2,381
Working capital adjustments	(240)
Total	$22,153

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

The escrow payable represented the present value of total escrow amount, net of certain indemnification, and was initially recorded within Accrued expenses and other current liabilities and Other long-term liabilities, respectively. The total escrow amount at the acquisition date included: (1) $2.1 million designated for the sellers' indemnification obligations and expected to be settled after 15 months, and (2) $0.7 million designated for the sellers' payment obligations and expected to be settled after 60 days. The escrow payable will be settled with cash of $2.8 million held in an escrow account for working capital adjustments and potential indemnification obligations in connection with the acquisition of Incal. Of the $2.8 million cash restricted in escrow, the Company initially recorded $0.7 million within Prepaid expenses and other current assets and $2.1 million within Other noncurrent assets.

During the three months ended November 29, 2024, the Company updated the purchase consideration, which reflects a reduction in the receivable related to the working capital adjustment from $0.8 million to $0.2 million and a reduction in escrow payable related to indemnification from $2.8 million to $2.5 million, based on negotiations with the seller. As a result, the total purchase consideration has been adjusted from $21.9 million to $22.2 million. Accordingly, the goodwill balance has increased from $10.4 million to $10.7 million. During the three months ended February 28, 2025, the Company released $0.7 million of cash previously held in escrow related to working capital adjustments.

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed at the acquisition date, after measurement period adjustments:

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

Acquisition-related costs were not significant and $0.5 million for the three and nine months ended February 28, 2025, respectively, and were expensed in the period incurred within selling, general and administrative expense in the Company's Condensed Consolidated Statements of Operations.

The Company's Condensed Consolidated Statement of Operations includes $8.9 million in revenue and $0.4 million in net income contributed by Incal from the date of acquisition. Pro forma results of operations for this acquisition have not been presented, as the acquisition was determined to be not significant as of the date of acquisition.

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

The following table represents the Company’s assets measured at fair value on a recurring basis as of February 28, 2025, and the basis for that measurement:

	Balance as of
(In thousands)	February 28, 2025	Level 1	Level 2	Level 3
Money market funds	$26,415	$26,415	$-	$-
Total	$26,415	$26,415	$-	$-

The following table represents the Company’s assets measured at fair value on a recurring basis as of May 31, 2024, and the basis for that measurement:

	Balance as of
(In thousands)	May 31, 2024	Level 1	Level 2	Level 3
Money market funds	$44,280	$44,280	$-	$-
Total	$44,280	$44,280	$-	$-

Included in money market funds as of February 28, 2025 and May 31, 2024 is $0.2 million restricted cash representing a security deposit for the Company’s United States manufacturing and office space lease. There were no financial liabilities measured at fair value as of February 28, 2025 and May 31, 2024. There were no transfers between Level 1 and Level 2 fair value measurements during the nine months ended February 28, 2025. The carrying amounts of financial instruments, including cash equivalents, accounts receivable, accounts payable and certain other accrued liabilities, approximate fair value due to their short maturities.

4. BALANCE SHEET INFORMATION

Inventories

Inventories consisted of the following:

	February 28,	May 31,
(In thousands)	2025	2024
Raw materials and sub-assemblies	$26,164	$22,410
Work in process	12,018	13,593
Finished goods	4,147	1,467
	$42,329	$37,470

Property and equipment

Property and equipment, net consisted of the following:

	Useful life	February 28,	May 31,
(In thousands)	(in years)	2025	2024
Leasehold improvements	*	$1,461	$1,298
Machinery and equipment	3 - 5	3,844	4,180
Test equipment	4 - 5	2,604	1,928
Furniture and fixtures	2 - 5	205	175
Construction-in-process		4,155	638
		12,269	8,219
Less: accumulated depreciation		(5,241)	(4,966)
		$7,028	$3,253

* Lesser of estimated useful life or lease term.

Depreciation expense was $0.2 million and $0.6 million for the three and nine months ended February 28, 2025, respectively. Depreciation expense was $0.2 million and $0.5 million for the three and nine months ended February 29, 2024, respectively.

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

The following is a summary of changes in the Company's liability for product warranties during the three and nine months ended February 28, 2025 and February 29, 2024:

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
(In thousands)	2025	2024	2025	2024
Balance at the beginning of the period	$358	$221	$234	$267
Accruals for warranties issued during the period	158	117	466	344
Warranties acquired through business combination	-	-	144	-
Consumption of reserves	(184)	(123)	(512)	(396)
Balance at the end of the period	$332	$215	$332	$215

The accrued warranty balance is included in accrued expenses and other current liabilities on the accompanying Condensed Consolidated Balance Sheets.

Deferred revenue

Deferred revenue, short-term consisted of the following:

	February 28,	May 31,
(In thousands)	2025	2024
Customer deposits	$605	$1,248
Deferred revenue	239	97
	$844	$1,345

5. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

The Company's goodwill activity during the nine months ended February 28, 2025 was as follows:

(In thousands)	Total
Balance as of May 31, 2024	$-
Addition due to business combination	10,742
Balance as of February 28, 2025	$10,742

There were no impairments to goodwill during the three and nine months ended February 28, 2025.

Purchased Intangible Assets

The Company’s purchased intangible assets, net, were as follows:

	February 28, 2025
(In thousands)		Accumulated
Finite-lived intangible assets:	Gross	Amortization	Net
Developed technology	$9,130	$(444)	$8,686
Trade names	1,050	(61)	989
Customer relationships	810	(43)	767
Non-compete agreements and others	1,010	(305)	705
Total	$12,000	$(853)	$11,147

Amortization expense related to purchased intangible assets with finite lives was $0.4 million and $0.9 million for the three and nine months ended February 28, 2025, respectively.

As of February 28, 2025, the estimated future amortization expense of purchased intangible assets with finite lives is as follows:

(In thousands)	Amount
Remainder of 2025	$366
2026	1,229
2027	1,183
2028	980
2029	940
Thereafter	6,449
Total	$11,147

There were no impairment charges related to purchased intangible assets for the three and nine months ended February 28, 2025.

6. INCOME TAXES

The following table provides details of income taxes:

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
(In thousands)	2025	2024	2025	2024
Income (loss) before income tax expense (benefit)	$(874)	$(1,464)	$(1,305)	$9,335
Income tax expense (benefit)	(231)	7	(294)	43
Effective tax rate	26.4%	(0.5%)	22.5%	0.5%

The Company’s effective tax rate varies from the U.S. federal statutory rate of 21% primarily due to the research and development credits available to apply against federal and California income and the tax expense from stock-based compensation.

For the three and nine months ended February 28, 2025, the Company utilized the discrete effective tax rate method as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18 to compute the interim tax provision for the U.S. jurisdiction. The Company has historically computed an estimated annual effective tax rate for purposes of computing its interim period tax expense (benefit). However, considering the near break-even level of pretax income forecasted for the year and significant permanent differences, relatively small changes in estimates of pretax income would result in significant volatility in the estimated annual effective tax rate. As a result of this potential volatility, the Company computed the interim tax provision on a year-to-date discrete basis for U.S. operations. For the three and nine months ended February 28, 2025, the Company recognized a tax benefit due to quarter-to-date and year-to-date losses in the U.S.

Tax expense for the three and nine months ended February 29, 2024 was primarily due to profitable foreign subsidiaries. Provision for income taxes for the three and nine months ended February 29, 2024 did not included tax expense related to U.S. operations due to a valuation allowance. The Company maintained a full valuation allowance on all the U.S. net deferred tax assets through the first nine months of fiscal 2024. In the fourth quarter of fiscal 2024, the Company concluded that the valuation allowance related to the U.S. federal and state deferred tax assets was no longer required due to existence of sufficient positive evidence to support that it is more likely than not that its deferred tax assets are realizable. A significant income tax benefit of $21.9 million was recognized due to release of a valuation allowance in the fourth quarter of fiscal 2024.

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

On December 3, 2024, a putative shareholder class action lawsuit captioned Lucid Alternative Fund, LP v. Aehr Test Systems, Inc. was filed in the United States District Court for the Northern District of California against the Company. The lawsuit alleges, in part, that the Company and certain of its executives made materially false and misleading statements regarding the Company’s earnings guidance and other financial projections for 2024. The lawsuit seeks unspecified monetary damages and purports to represent purchasers of the Company’s securities between January 9, 2024 and March 24, 2024. On February 3, 2025, Lucid and individual investor Yue Guo each filed motions requesting appointment as lead plaintiff. On March 19, 2025, the court appointed Yue Guo, who is represented by Rosen Law, as lead plaintiff in the shareholder class action. On April 4, 2025, the court ordered lead plaintiff to file an amended complaint or designate the existing complaint as operative by May 16, 2025; defendants to file their anticipated motion to dismiss by June 6, 2025; lead plaintiff to respond to the motion by June 27, 2025; and defendants to reply by July 11, 2025.  The court scheduled a hearing on defendants’ motion to dismiss for August 8, 2025. Additionally, two shareholder derivative complaints have been filed, alleging breaches of fiduciary duties and other misconduct by certain directors and officers of the Company. The derivative complaints have been consolidated before the same judge as the putative shareholder class action lawsuit, but the court has not yet entered a schedule for defendants to respond to the complaints. The Company believes the claims in all three lawsuits are meritless and intends to vigorously defend its position. Given the procedural posture and the nature of the cases, including that the pending proceedings are in the early stages, that alleged damages have not been specified, that uncertainty exists as to the likelihood of a class or classes being certified or the ultimate size of any class or classes if certified, and that there are significant factual and legal issues to be resolved, the Company is unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from these matters.

On October 16, 2024, the Company filed a complaint with the China Suzhou Intermediate Court to protect its intellectual property rights in China against Suzhou Semight Instruments Co., Ltd. (“Semight”) and its related entities and/or distributors, alleging infringement of the Company’s two patents related to wafer burn-in systems and wafer reliability test systems. The Company is seeking injunctive relief, claiming that Semight’s actions have infringed upon its intellectual property rights and caused substantial harm to its business. The Company believes its claims are valid and is vigorously pursuing its legal remedies. At this stage, the outcome of the litigation is uncertain, and the Company is unable to predict the likelihood of success or estimate the potential financial impact, if any, on its condensed consolidated financial statements. The Company has also incurred and expects to continue to incur legal expenses related to this matter. On November 15 and December 6, 2024, Semight filed a petition for acceptance of request for invalidation to the two aforementioned Chinese patents with the Department of National Intellectual Properties in Beijing, respectively. The oral hearings for both of the patents have been held, and the decision is expected within one to three months. In addition, the Company received a suspension ruling from Suzhou Intermediate People’s Court on the infringement proceedings, pending the outcome of the validity rulings.

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

On October 15, 2024, the Board of Directors authorized management to execute a new $100 million shelf registration, and a Registration Statement on Form S-3 was filed with the SEC. Additionally, a Prospectus Supplement for an ATM offering of up to $40 million of common stock was filed. No proceeds were raised from the ATM during the three and nine months ended February 28, 2025. The remaining amount of the ATM offering was $40 million as of February 28, 2025.

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

Disaggregation of revenue

The following presents information about the Company’s net revenues in different geographic areas, which are based upon ship-to locations, and by product category:

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
(In thousands)	2025	2024	2025	2024
Asia	$5,472	$5,167	$27,875	$43,320
United States	10,560	1,640	14,544	3,105
Europe	2,275	756	2,460	3,193
	$18,307	$7,563	$44,879	$49,618

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
(In thousands)	2025	2024	2025	2024
Systems	$10,744	$1,971	$14,214	$20,750
Contactors	5,937	4,759	26,606	25,174
Services	1,626	833	4,059	3,694
	$18,307	$7,563	$44,879	$49,618

With the exception of the amount of service contracts and extended warranties, the Company’s product net revenues are recognized at a point in time when control transfers to the customer. The following presents net revenues based on timing of recognition:

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
(In thousands)	2025	2024	2025	2024
Timing of revenue recognition:
Products and services transferred at a point in time	$18,067	$7,240	$44,215	$48,225
Services transferred over time	240	323	664	1,393
	$18,307	$7,563	$44,879	$49,618

Contract balances

Accounts receivable are recognized in the period the Company delivers goods or provides services and when the Company’s right to consideration is unconditional. Contract assets include unbilled receivables which represent revenues that are earned in advance of scheduled billings to customers. These amounts are primarily related to product sales where transfer of control has occurred but the Company has not yet invoiced. As of February 28, 2025 and May 31, 2024, unbilled receivables were $3.0 million and $0.2 million, respectively, and were included in prepaid expenses and other current assets on the accompanying Condensed Consolidated Balance Sheets.

Contract liabilities include payments received in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities as of February 28, 2025 and May 31, 2024 were $0.9 million and $1.4 million, respectively, and were included in deferred revenue, short-term and deferred revenue, long-term on the accompanying Condensed Consolidated Balance Sheets. During the nine months ended February 28, 2025, the Company recognized $1.2 million in revenue which were included in contract liabilities as of May 31, 2024. During the three months ended February 28, 2025, the amount recognized in revenue that was previously included in contract liabilities as of May 31, 2024 was not significant.

Remaining performance obligations

As of February 28, 2025, the remaining performance obligations, exclusive of customer deposits, which were comprised of deferred service contracts and extended warranty contracts not yet delivered, are not material. The foregoing excludes the value of other remaining performance obligations, as they have original durations of one year or less and excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

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

The following table summarizes the stock-based compensation expense for the three and nine months ended February 28, 2025 and February 29, 2024:

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
(In thousands)	2025	2024	2025	2024
Cost of sales	$218	$58	$380	$222
Research and development	690	148	1,176	440
Selling, general and administrative	888	377	2,185	1,082
	$1,796	$583	$3,741	$1,744

Stock-based compensation expense totaling $0.5 million and $0.3 million was capitalized as part of inventory as of February 28, 2025 and May 31, 2024, respectively.

The Company’s nonvested RSU, PRSU and restricted shares activities during the nine months ended February 28, 2025 were as follows:

		Weighted
		Average Grant
		Date Fair
	Shares	Value
	(in thousands)	Per Share
Unvested, May 31, 2024	294	$20.08
Granted (1)	555	15.23
Vested	(32)	12.42
Forfeited	-	-
Unvested, August 30, 2024	817	$17.09
Granted (1)	10	13.01
Vested	(47)	15.33
Forfeited	-	-
Unvested, November 29, 2024	780	$17.14
Granted	2	14.14
Vested	(69)	16.11
Forfeited	(15)	17.79
Unvested, February 28, 2025	698	$17.22

(1)

Includes 262,000 performance-based awards, of which 80,000 performance-based awards have target achievement goals whereby the grantee can earn up to 200% of the original award (up to 161,000 shares) if the maximum target goals are met. The remaining awards are earned at 100% if the target goals are achieved.

There were no options granted during the three and nine months ended February 28, 2025 and February 29, 2024.

During the nine months ended February 28, 2025 and February 29, 2024, the Company issued 41,000 and 24,000 shares, respectively, under the ESPP. As of February 28, 2025 and February 29, 2024, ESPP shares of 285,000 and 373,000, respectively, were available for issuance.

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

The following table presents the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
(In thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net income (loss)	$(643)	$(1,471)	$(1,011)	$9,292
Denominator:
Basic weighted average shares outstanding	29,733	28,866	29,500	28,773
Dilutive effect of common equivalent shares outstanding	-	-	-	897
Diluted weighted average shares outstanding	29,733	28,866	29,500	29,670

Net income (loss) per share - Basic	$(0.02)	$(0.05)	$(0.03)	$0.32
Net income (loss) per share - Diluted	$(0.02)	$(0.05)	$(0.03)	$0.31

Antidilutive employee share-based awards, excluded	1,693	1,203	1,646	71

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

Property and equipment, net by geographic area are as follows:

	February 28,	May 31,
(In thousands)	2025	2024
United States	$6,847	$3,128
International	181	125
Total long-lived assets, net	$7,028	$3,253

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

Except for the critical accounting estimates related to Business Combination and Impairment of Goodwill and Long-lived Assets newly discussed below, there have been no material changes to our critical accounting policies and estimates during the nine months ended February 28, 2025 compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024.

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

We have not recorded any impairment charges during the three and nine months ended February 28, 2025 and February 29, 2024.

Results of Operations

Fiscal Year

Beginning on June 1, 2024, we have changed our fiscal year to the 52- or 53-week period ending on the Friday nearest May 31. Our third fiscal quarter in fiscal 2025 ended on February 28, 2025, and our fiscal year 2025 will end on May 30, 2025.

Impact of Acquisition

We completed the acquisition of Incal Technology, Inc. (“Incal”) on July 31, 2024. We may quantitatively disclose the impact of the revenue and expense contributions from the acquisition where such discussions are significant to understanding our financial results.

Discussion of Results of Operations for the Three and Nine Months Ended February 28, 2025 compared to the Three and Nine Months Ended February 29, 2024

Revenues

Revenue by Category	Three Months Ended			Nine Months Ended
	February 28,	February 29,	Percent	February 28,	February 29,	Percent
(Dollars in thousands)	2025	2024	Change	2025	2024	Change
Products	$16,681	$6,730	148%	$40,820	$45,924	(11)%
Services	1,626	833	95%	4,059	3,694	10%
Total revenues	$18,307	$7,563	142%	$44,879	$49,618	(10)%
Products as a percentage of total revenues	91.1%	89.0%		91.0%	92.6%
Services as a percentage of total revenues	8.9%	11.0%		9.0%	7.4%

Revenue increased to $18.3 million for the three months ended February 28, 2025 from $7.6 million for the three months ended February 29, 2024. This revenue growth was driven by an increase in shipments of our systems and contactors, primarily due to deliveries of the FOX-XP systems and contactors to a new semiconductor customer that focuses on artificial intelligence and a major Gallium Nitride power semiconductor supplier. Additionally, there was an increase in package parts burn-in products revenue of $3.5 million in connection with the Incal acquisition further contributing to the higher revenue.

Revenue decreased to $44.9 million for the nine months ended February 28, 2025 from $49.6 million for the nine months ended February 29, 2024, driven by a decrease in shipments of our systems primarily due to the continued softness in the power semiconductor demand for electric vehicles. Our systems revenue decreased by $6.5 million due to the decrease in our FOX-P systems revenue, which was partially offset by the increase in package parts burn-in systems revenue in connection with the Incal acquisition. The decline in systems revenue was partially offset by an increase in our contactors revenue of $1.4 million and services revenue of $0.4 million.

Revenue by Geography	Three Months Ended			Nine Months Ended
	February 28,	February 29,	Percent	February 28,	February 29,	Percent
(Dollars in thousands)	2025	2024	Change	2025	2024	Change
Asia	$5,472	$5,167	6%	$27,875	$43,320	(36)%
United States	10,560	1,640	544%	14,544	3,105	368%
Europe	2,275	756	201%	2,460	3,193	(23)%
Total revenues	$18,307	$7,563	142%	$44,879	$49,618	(10)%
Asia as a percentage of total revenues	29.9%	68.3%		62.1%	87.3%
United States as a percentage of total revenues	57.7%	21.7%		32.4%	6.3%
Europe as a percentage of total revenues	12.4%	10.0%		5.5%	6.4%

On a geographic basis, revenues represent products that were shipped to or services that were performed at our customer locations. For the three months ended February 28, 2025 compared to the three months ended February 29, 2024, revenue increased in the United States and Europe, primarily due to higher deliveries of the systems and contactors to customers in these regions.

For the nine months ended February 28, 2025 compared to the nine months ended February 29, 2024, revenue declined in Asia primarily due to continued softness in the power semiconductor demand for electric vehicles. This decline was partially offset by revenue growth in the United States, driven by systems and contactors sales to customers that focus on the artificial intelligence market.

Gross Margin

Gross Profit by Category	Three Months Ended			Nine Months Ended
	February 28,	February 29,	Percent	February 28,	February 29,	Percent
(Dollars in thousands)	2025	2024	Change	2025	2024	Change
Products	$6,508	$2,782	134%	$17,803	$22,350	(20)%
Services	675	374	80%	1,858	1,745	6%
Gross profit	$7,183	$3,156	128%	$19,661	$24,095	(18)%

Gross Margin by Category
Product	39.0%	41.3%		43.6%	48.7%
Services	41.5%	44.9%		45.8%	47.2%
Gross margin	39.2%	41.7%		43.8%	48.6%

Gross profit increased to $7.2 million for the three months ended February 28, 2025 from $3.2 million for the three months ended February 29, 2024, driven by revenue growth. Gross margin decreased to 39.2% for the three months ended February 28, 2025 from 41.7% for the three months ended February 29, 2024. The decrease in gross margin of 2.5 percentage points was primarily due to the amortization of acquired intangible assets and a one-time inventory variance charge.

Gross profit decreased to $19.7 million for the nine months ended February 28, 2025 from $24.1 million for the nine months ended February 29, 2024. Gross margin decreased to 43.8% for the nine months ended February 28, 2025 from 48.6% for the nine months ended February 29, 2024. The 4.8 percentage point decrease in gross margin was primarily due to the amortization of acquired intangible assets, the acquisition related fair value adjustment to inventory, a one-time inventory variance charge, lower system shipments leading to reduced manufacturing efficiencies, and a change in product mix.

Research and Development

	Three Months Ended			Nine Months Ended
	February 28,	February 29,	Percent	February 28,	February 29,	Percent
(Dollars in thousands)	2025	2024	Change	2025	2024	Change
Research and development	$3,140	$2,139	47%	$7,777	$6,568	18%
As a percentage of total revenues	17.2%	28.3%		17.3%	13.2%

Research and development expenses consist primarily of compensation and benefits for product development personnel, outside development service costs, travel expenses, facilities cost allocations, and stock-based compensation charges. Research and development expenses increased to $3.1 million for the three months ended February 28, 2025, compared to $2.1 million for the three months ended February 29, 2024. The increase of $1.0 million was primarily driven by the severance benefits incurred following the passing of an executive officer, and the recruiting fees for hiring his replacement.

Research and development expenses increased to $7.8 million for the nine months ended February 28, 2025, compared to $ 6.6 million for the nine months ended February 29, 2024, primarily due to the severance benefits incurred following the passing of an executive officer, higher employee costs, stock-based compensation expense, and increased license subscription fees resulting from growth in engineering headcount. The increase was partially offset by lower non-recurring engineering service charges.

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
	February 28,	February 29,	Percent	February 28,	February 29,	Percent
(Dollars in thousands)	2025	2024	Change	2025	2024	Change
Selling, general and administrative	$5,162	$3,063	69%	$14,357	$9,990	44%
As a percentage of total revenues	28.2%	40.5%		32.0%	20.1%

Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel, legal and accounting service costs, marketing communications costs, travel expenses, facilities cost allocations, and stock-based compensation charges. Selling, general and administrative expenses increased to $5.2 million for the three months ended February 28, 2025, compared to $3.1 million for the three months ended February 29, 2024. The increase was primarily driven by higher legal fees related to the current legal cases in China and in the United States, additional expenses from the newly acquired business, and higher employee-related expenses, including stock-based compensation expense.

Selling, general and administrative expenses increased to $14.4 million for the nine months ended February 28, 2025, compared to $10.0 million for the nine months ended February 29, 2024. The increase was primarily driven by additional selling, general and administrative expenses from the newly acquired business, higher legal and other professional service fees, and higher employee-related expenses, including stock-based compensation expense.

Interest and Other Income, Net

	Three Months Ended			Nine Months Ended
	February 28,	February 29,	Percent	February 28,	February 29,	Percent
(Dollars in thousands)	2025	2024	Change	2025	2024	Change
Interest income, net	$270	$584	(54)%	$1,179	$1,796	(34)%
Other income, net	(25)	(2)	N.M.	(11)	2	N.M.
Interest and other income, net	$245	$582	(58)%	$1,168	$1,798	(35)%

 N.M. – not meaningful

Interest and other income, net, which primarily consists of interest income and foreign currency transaction exchange gains and losses. Interest and other income, net, decreased for the three and nine months ended February 28, 2025, compared to the same periods in the prior year, primarily driven by lower interest income earned due to lower average cash balances primarily driven by $11.1 million spent on the acquisition of Incal and lower yields from our investments in money market funds.

Income tax expense (benefit)

	Three Months Ended			Nine Months Ended
	February 28,	February 29,	Percent	February 28,	February 29,	Percent
(Dollars in thousands)	2025	2024	Change	2025	2024	Change
Income tax expense (benefit)	$(231)	$7	N.M.	$(294)	$43	N.M.

N.M. – not meaningful

For the three and nine months ended February 28, 2025, the Company recognized an income tax benefit due to quarter-to-date and year-to-date losses in the U.S. For the three and nine months ended February 29, 2024, income tax expense was primarily related to foreign operations as the Company maintained a full valuation allowance on all the U.S. net deferred tax assets through the first nine months of fiscal 2024.

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash were $31.4 million as of February 28, 2025, compared to $47.7 million as of February 29, 2024. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for the next twelve months.

	Nine Months Ended
	February 28,	February 29,
(In thousands)	2025	2024	Change
Operating activities	$(5,098)	$532	$(5,630)
Investing activities	(13,249)	17,297	(30,546)
Financing activities	374	(282)	656
Effect of exchange rate changes on cash, cash equivalents and restricted cash	25	(20)	45
Net increase (decrease) in cash, cash equivalents and restricted cash	$(17,948)	$17,527	$(35,475)

Net Cash Flows Provided by (Used in) Operating Activities

The $5.6 million decrease in cash flows from operating activities for the nine months ended February 28, 2025, compared to the nine months ended February 29, 2024, was driven primarily by a net loss in the current period, compared to a net income in the prior period, a decrease in cash provided by collection of accounts receivable due to lower revenue and an increase in unbilled receivables and prepayments, which were partially offset by a decrease in cash used in procuring inventory and payments to vendors, a smaller reduction in deferred revenue due to timing of customer deposits and revenue recognition, and higher non-cash expenses including stock-based compensation expense, depreciation and amortization.

Net Cash Flows Provided by (Used in) Investing Activities

Net cash used in investing activities increased by $30.5 million for the nine months ended February 28, 2025 compared to the nine months ended February 29, 2024. The increase in net cash used was primarily due to the maturity of our short-term investments of $18.0 million during the nine months ended February 29, 2024, while there was no such maturity of investment during the nine months ended February 28, 2025. Additionally, the Company paid $11.1 million to acquire Incal, including approximately $0.5 million after the closing date to release escrow cash to the seller, and increased spending in property and equipment for office renovation during the nine months ended February 28, 2025.

Net Cash Flows Provided by (Used in) Financing Activities

Net cash provided by financing activities increased by $0.7 million for the nine months ended February 28, 2025, compared to the nine months ended February 29, 2024. The increase was primarily due to a reduction in shares repurchased for tax withholdings on vesting of restricted stock units, partially offset by a reduction in proceeds from issuance of common stock under employee plans.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, evaluated the effectiveness of our "disclosure controls and procedures" as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of February 28, 2025, in connection with the filing of this Quarterly Report on Form 10-Q. Based on that evaluation as of February 28, 2025, our CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended February 28, 2025, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On February 24, 2025, the Board of Directors of the Company approved and adopted amended and restated bylaws of the Company (the “Amended and Restated Bylaws”), effective immediately. Among other things, the Amended and Restated Bylaws (i) add advance notice provisions for the nomination of directors or the proposal of other business at stockholder meetings, and (ii) make other administrative, modernizing, clarifying, and conforming changes. These changes were previously disclosed in a Form 8-K filed on February 28, 2025. Refer to the 8-K for further details.

During the fiscal quarter ended February 28, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408(a).

Item 6. Exhibits

Exhibit Number	Description

3.1(1)	Restated Article of Incorporation of Registrant

3.2(2)	Amended and Restated Bylaws of the Registrant

4.1(3)	Form of Common Stock certificate

31.01	Certification of the principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.02	Certification of the principal financial and accounting officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.†

101.SCH	XBRL Taxonomy Extension Schema Document.†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†

1	Incorporated by reference to the same-numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 filed June 11, 1997 (File No. 333-28987).
2	Incorporated by reference to Exhibit 3.1 previously filed with the Company’s Current Report on Form 8-K filed February 28, 2025 (File No. 000-22893)
3	Incorporated by reference to the same-numbered exhibit previously filed with Amendment No.1 to the Company’s Registration Statement on Form S-1 filed July 17, 1997 (File No. 333-28987).

†	Filed herewith.
**	Furnished, and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEHR TEST SYSTEMS

Date: April 10, 2025	By:	/s/ GAYN ERICKSON
Gayn Erickson
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 10, 2025	By:	/s/ CHRIS P. SIU
Chris P. Siu
Executive Vice President of Finance, and Chief Financial Officer
(Principal Financial and Accounting Officer)

