Form 10-K
period 2025-05-30
AEHR TEST SYSTEMS
filed 2025-07-28
CIK 1040470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 30, 2025

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

The aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates of the registrant, based upon the closing price of $11.89 on November 29, 2024, as reported on the NASDAQ Capital Market, was $334,587,442. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock (other than such persons of whom the Registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

The number of shares of registrant’s common stock, par value $0.01 per share, outstanding at July 15, 2025 was 29,915,061.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended May 30, 2025.

AEHR TEST SYSTEMS

FORM 10-K

FISCAL YEAR ENDED MAY 30, 2025

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “plan,” “intend,” “expect,” “could,” “target,” “project,” “should,” “predict,” “potential,” “would,” “seek” and similar expressions and the negative of those expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. These risks include but are not limited to those factors identified in “Risk Factors” beginning on page [13] of this Annual Report on Form 10-K, those factors that we may from time to time identify in our periodic filings with the Securities and Exchange Commission, as well as other factors beyond our control. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. Unless the context requires otherwise, references in this Form 10-K to “Aehr Test,” the “Company,” “we,” “us” and “our” refer to Aehr Test Systems.

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

PART I

Item 1. Business

OVERVIEW

Aehr Test Systems, Inc. (“Aehr Test,” “Aehr,” or “we”) was incorporated in the state of California on May 25, 1977 and is headquartered in Fremont, California. We are a leading provider of test solutions for testing, burning-in, and stabilizing semiconductor devices in wafer level, singulated die, and package part form, and have installed thousands of systems worldwide. Mission critical applications are driving increased quality, reliability, safety, and security needs of semiconductors. The applications include artificial intelligent (“AI”) compute data centers, electric vehicles, electric vehicle charging infrastructure, solar and wind power, data and telecommunications infrastructure, and solid-state memory storage. The trend is driving additional test requirements, incremental capacity needs, and new opportunities for Aehr Test products and solutions. We have developed and introduced several innovative products including the FOX-PTM family of test and burn-in systems and FOX WaferPakTM Aligner, FOX WaferPak Contactor, FOX DiePak® Carrier and FOX DiePak Loader. The FOX-XP and FOX-NP systems are full wafer contact and singulated die/module test and burn-in systems that can test, burn-in, and stabilize a wide range of devices such as leading-edge silicon carbide-based and gallium nitride power semiconductors, 2D and 3D sensors used in mobile phones, tablets, and other computing devices, memory semiconductors, processors, microcontrollers, systems-on-a-chip, and photonics and integrated optical devices used in AI. The FOX-CP system is a low-cost single-wafer compact test solution for logic, memory and photonic devices and the newest addition to the FOX-P product family. The FOX WaferPak Contactor contains a unique full wafer contactor capable of testing wafers up to 300mm that enables integrated circuits (“ICs”), manufacturers to perform test, burn-in, and stabilization of full wafers on the FOX-P systems. The FOX DiePak Carrier allows testing, burn-in, and stabilization of singulated bare die and modules up to 1,024 devices in parallel per DiePak on the FOX-NP and FOX-XP systems up to nine DiePaks at a time. The introduction of the High Power FOX-XP in connection with the acquisition of Incal Technology, Inc. (“Incal”), our new line of high-power packaged part reliability/burn-in test solutions enables Aehr the unique ability to deliver wafer level test and burn-in and package part burn-in for AI accelerators, GPUs, and high-performance computing (“HPC”) processors. The combination positions us well within the rapidly growing AI market as a turn-key provider of reliability and testing that span from engineering to high volume production. In combination with Incal’s Sonoma, Tahoe and Echo package part burn-in systems, we provide a full range of solutions for semiconductor devices.

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

Testing and reliability screenings involve multiple steps. The first set of tests is typically performed by semiconductor device manufacturers before the processed semiconductor wafer is cut into individual die, in order to avoid the cost of packaging defective die. This “wafer probe” testing can be performed on one or many die at a time, including testing the entire wafer at once. Most leading-edge microprocessors, microcontrollers, digital signal processors, memory ICs, sensors, power and optical devices (such as vertical-cavity surface-emitting lasers, or VCSELs) then undergo an extensive reliability screening and stress testing procedure known as burn-in or cycling, depending on the application. This can either be done at the wafer level, before the die are packaged, or at the package level, after the die are packaged. The burn-in process screens for early failures by operating the device at elevated voltages and temperatures, at up to 150 degrees Celsius (302 degrees Fahrenheit) or higher. Depending upon the application, the burn-in times can range anywhere from minutes to hours or even days. A typical burn-in system can process thousands of devices simultaneously. After burn-in, the devices undergo a final test process using automatic test equipment, or testers. For example, this cycling process screens silicon carbide semiconductor devices used in electric vehicle engine controller inverters and their corresponding on-board battery chargers for failure to meet current power loss and leakage specifications, as well as endurance requirements.

MARKETS

The Company’s semiconductor test and reliability qualification solutions address multiple test and burn-in markets including Artificial Intelligence devices for Large Language Modules (“LLMs”) and Inference, Silicon Carbide (“SiC”) and Gallium Nitride (“GaN”) devices for power semiconductors, electric vehicles, electric vehicle charging infrastructure, solar and wind power, silicon photonics for data center infrastructure and worldwide 5G infrastructure, 2D/3D sensors for consumer electronics and automotive applications, and the data storage and memory markets.

Artificial Intelligence

The Artificial Intelligence and Inference processor market is experiencing a significant surge, driven by the increasing demand for machine learning and AI applications. Semiconductor companies are continuously innovating and releasing new AI chips to meet this demand. The production of AI processor wafers has seen substantial growth, with companies shipping millions of devices.

As the AI processor market grows, the Company expects the need for burn-in to become increasingly important. AI processors’ distinct architecture of die-to-die interdependency and increased memory size and use create a unique opportunity for the Company to apply enabling wafer level test and burn-in technology and package part burn-in for its customers and potential future customers. Subjecting the AI processors under stress to eliminate potential failures before they are deployed is crucial as they are often used in critical applications where failure can have significant consequences. Therefore, as the AI chip market continues to expand, the requirement for robust and efficient burn-in processes increases. These processes work to ensure the reliability and longevity of AI chips, thereby helping to contribute to the overall growth and success of the AI industry.

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

 Data Storage and Memory

The Company also sees new developments in the data storage and memory markets as new opportunities for its systems where these end markets and customers require devices to have extremely high levels of quality and long-term reliability. One of the market opportunities for wafer level burn-in is semiconductors used in hard disk drives for data storage. The NAND Flash semiconductor memory market implements 100% test and burn-in of devices to be used in mission critical applications such as enterprise storage. The Company sees NAND Flash market as an opportunity for our fully automated systems and WaferPaks with long term potential to also move into Dynamic Random Access Memory (“DRAM”) wafer level test and burn-in.

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

Automotive Semiconductors

In addition, the rapid growth and increasing demand for reliability in automotive sensor technologies is a key market driver for the Company. These technologies include Advanced Driver Assistance Systems (“ADAS”) capabilities such as collision avoidance systems using laser, Light Detection and Ranging (“LIDAR”), and Radio Detection and Ranging (“RADAR”) or other sensing technologies. More and more new vehicles now include as standard capabilities collision avoidance systems that detect obstacles and monitor the vehicle’s surroundings to notify the driver of dangerous conditions and take evasive action. In addition to autonomous vehicles that require extremely high reliability of the devices in these systems, more and more vehicles around the world are embedding these systems and sensors into their everyday driving features. The Company sees the rising tide of the increasing number of embedded sensors and electrical and optical systems in vehicles as a key driver of the increasing market need for reliable semiconductors. This, in turn, is increasing the need for 100% production test and burn-in of devices to lower the infant mortality rate of devices and ensure that these devices and systems operate over the life of the vehicles.

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

Another key component of our FOX-XP and FOX-NP and test solution is the WaferPak Aligner. The WaferPak Aligner performs alignment of the customer’s wafer to the WaferPak Contactor so that the wafer can be tested and burned-in by the FOX-XP and FOX-NP systems. The Company offers an automated aligner for high volume production applications, which can support several FOX-XP or FOX-NP systems or can be connected to a FOX-XP resulting in a fully integrated automated test cell, and a manual aligner for low volume production or engineering applications. The latest generation Automated WaferPak Aligner supports industry standard Automated Material Handling System (“AMHS”), Automated Guided Vehicle (“AGV”), Overhead Hoist Transfer (“OHT”) and SEMI Equipment Communication Standard (“SECS”) and Generic Equipment Mode (“GEM”) Semi E84 factory integration enabling “Lights-out” fully automated wafer handling. Supporting a wide range of wafer sizes (e.g. 100/200/300mm) allows a broad range of customers to implement fully automated wafer level test and burn-in factories.

Similar to the WaferPak Aligner for WaferPak Contactors, the Company offers the DiePak Loader for DiePak Carriers. The DiePak Loader performs automatic loading of the customer’s modules to the DiePak Carrier so that the modules can be tested and burned-in by the FOX-XP and FOX-NP system. Typically, one DiePak Loader can support several FOX-XP or FOX-NP systems.

Net revenues of full wafer contact product lines, systems, WaferPak Contactors, DiePak Carriers and services for fiscal 2025, 2024, and 2023 were $39.2 million, $64.6 million, and $63.5 million, respectively, and accounted for approximately 66%, 98%, and 98% of the Company’s net revenues in fiscal 2025, 2024, and 2023, respectively.

Systems For Packaged Parts

Test during burn-in, or TDBI, systems consist of several subsystems: pattern generation and test electronics, control software, network interface and environmental chamber. The test pattern generator allows duplication of most of the functional tests performed by a traditional tester. Pin electronics at each burn-in board (“BIB”) or Burn-in module (“BIM”) position are designed to provide accurate signals to the ICs being tested and detect whether a device is failing the test.

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

For high-power applications, devices under test are placed on BIMs which are loaded into our power burn-in systems. Pin electronics and power supplies are dedicated to each individual device under test (DUT) and all resources are near the DUT to optimize signal integrity and accuracy. The temperature is controlled locally at DUT level and thermal control is liquid cooled.

In connection with the acquisition of Incal, our product portfolio further expanded to include packaged parts burn-in solutions for the full range of power and complexity of integrated circuits. Incal’s product lines feature the Sonoma series for ultra-high-power burn-in testing, the Tahoe series for medium-power reliability burn-in, and the Echo series for low-power and high parallelism testing. The Sonoma line, with its ultra-high-power capabilities, is specifically designed to address the reliability and burn-in needs of the burgeoning demand for AI accelerators, GPUs, HPC processors, and devices that can reach levels of power as high as 2000 watts. The Sonoma is available in its standard configuration, which supports up to 88 devices with independent test resources per chamber. The Tahoe and Echo lines for medium-power and low-power burn-in solutions, respectively, target logic, SoC, and mixed-signal devices employed in mobile communications, mobility, medical, military, aerospace, and data center applications. These systems are installed globally at independent test and burn-in labs, as well as semiconductor manufacturers for high volume production.

Net revenues of packaged part product lines, systems and services for fiscal 2025, 2024, and 2023 were $19.8 million, $1.6 million, and $1.4 million, respectively, and accounted for approximately 34%, 2%, and 2% of the Company’s net revenues in fiscal 2025, 2024, and 2023, respectively.

CUSTOMERS

The Company markets and sells its products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies.

Revenues from the Company’s five largest customers accounted for approximately 77%, 93%, and 97% of its net revenues in fiscal 2025, 2024, and 2023, respectively. During fiscal 2025, two customers accounted for approximately 39% and 15% of the Company’s net revenues. During fiscal 2024, two customers accounted for approximately 67% and 17% of the Company’s net revenues. During fiscal 2023, two customers accounted for approximately 79% and 10% of the Company’s net revenues. No other customers accounted for more than 10% of the Company’s net revenues for any of these periods. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net revenues for the foreseeable future. In addition, revenues from significant customers may fluctuate significantly from quarter to quarter. Such fluctuations may result in changes in the utilization of the Company’s facilities and resources. The loss of or reduction or delay in orders from a significant customer or a delay in collecting or failure to collect accounts receivable from a significant customer could materially and adversely affect the Company’s business, financial condition and operating results.

MARKETING, SALES AND CUSTOMER SUPPORT

The Company has sales and service operations in the United States, Germany, Japan, the Philippines and Taiwan, dedicated sales and service resources in China and South Korea, and has established a network of distributors and sales representatives in certain key parts of the world. See “Revenue Recognition” in Item 7 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion of the Company’s relationship with distributors, and its effects on revenue recognition.

The Company’s customer service and support program includes system installation, system repair, applications engineering support, spare parts inventories, customer training and documentation. The Company has applications engineering and field service personnel located near and sometimes co-located at our customers and includes resources at the corporate headquarters in Fremont, California, at customer locations in Texas, at the Company’s subsidiaries in Germany, Japan and the Philippines, at its branch office in Taiwan, and also through third-party agreements in China. The Company’s distributors provide applications and field service support in other parts of the world. The Company customarily provides a warranty on its products. The Company offers service contracts on its systems directly and through its subsidiaries, distributors and representatives. The Company believes that maintaining a close relationship with customers and providing them with ongoing engineering support improves customer satisfaction and will provide the Company with a competitive advantage in selling its products to the Company’s customers.

BACKLOG

At May 30, 2025, the Company’s backlog was $15.2 million compared with $7.3 million at May 31, 2024. The Company’s backlog consists of product orders for which confirmed purchase orders have been received and which are scheduled for shipment within 12 months. Due to the possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments or development projects, the Company’s backlog as of a particular date may not be indicative of net revenues for any succeeding period.

RESEARCH AND PRODUCT DEVELOPMENT

The Company historically has devoted a significant portion of its financial resources to research and development programs and expects to continue to allocate significant resources to these efforts. For information regarding our research and development expenses during the last three fiscal years, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

The Company conducts ongoing research and development to design new products and to support and enhance existing product lines. Building upon the expertise gained in the development of its existing products, the Company has developed the FOX family of systems for performing test and burn-in of entire processed wafers, and burn-in of devices in singulated die and module form, including the FOX-NP and FOX-CP systems released during fiscal 2019, and the Automated WaferPak Aligner released during fiscal 2023 and the acquisition of the Sonoma, Tahoe and Echo platforms in fiscal 2025. The Company is developing enhancements to wafer level burn-in products and our packaged parts, intended to improve the capability and performance for testing and burn-in of future generation devices and provide the flexibility in a wide variety of applications.

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

PROPRIETARY RIGHTS

The Company relies primarily on the technical and creative ability of its personnel, its proprietary software, and trade secrets and copyright protection, rather than on patents, to maintain its competitive position. The Company’s proprietary software is copyrighted and licensed to the Company’s customers. As of May 30, 2025, the Company held 131 active patents in the United States, Singapore, China, Japan, Korea, and other countries, with expiration date ranges from 2025 to 2045, and had several additional United States patent applications and foreign patent applications pending.

The Company’s ability to compete successfully is dependent in part upon its ability to protect its proprietary technology and information. Although the Company attempts to protect its proprietary technology through patents, copyrights, trade secrets and other measures, there can be no assurance that these measures will be adequate or that competitors will not be able to develop similar technology independently. Further, there can be no assurance that claims allowed on any patent issued to the Company will be sufficiently broad to protect the Company’s technology, that any patent will be issued to the Company from any pending application or that foreign intellectual property laws will protect the Company’s intellectual property. Litigation may be necessary to enforce or determine the validity and scope of the Company’s proprietary rights, and there can be no assurance that the Company’s intellectual property rights, if challenged, will be upheld as valid. Any such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company’s business, financial condition and operating results, regardless of the outcome of the litigation. In addition, there can be no assurance that any of the patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. Also, there can be no assurance that the Company will have the financial resources to defend its patents from infringement or claims of invalidity. For a description of the infringement proceedings in China seeking to protect two of the Company’s patents, see Note 9, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

As of May 30, 2025, there were no pending claims against the Company regarding infringement of any patents or other intellectual property rights of others. However, the Company may, from time to time, receive communications from third parties asserting intellectual property claims against the Company. Such claims could include assertions that the Company’s products infringe, or may infringe, the proprietary rights of third parties, requests for indemnification against such infringement or suggest the Company may be interested in acquiring a license from such third parties. There can be no assurance that any such claim made in the future will not result in litigation, which could involve significant expense to the Company, and, if the Company is required or deems it appropriate to obtain a license relating to one or more products or technologies, there can be no assurance that the Company would be able to do so on commercially reasonable terms, or at all.

ENVIRONMENTAL, SOCIAL AND GOVERNANCE (ESG)

Environmental

The Company focuses on clean technology such as the electrical vehicle (“EV”) and power semiconductors market. EV and power semiconductor revenues accounted for 41%, 92%, and 85% of total revenues in fiscal 2025, 2024, and 2023, respectively. We engineer our products to be more energy efficient by using more efficient electrical designs and thermally efficient cooling architectures using conductive heat transfer versus convection air cooled methods. Our technology and architectural design allow our products to take up only 5% of the test floor space compared to competitor’s products.

The Company improved its facilities by replacing existing air conditioners and heat exchanger with higher efficiency units that draw less power and produce less wasted energy. Our headquarters facility upgrades include moving to high efficiency lighting, modernizing our electrical power and cooling infrastructure.

Social

The Company reviews hiring and turnover quarterly and performs annual salary reviews, using independent third-party data, to ensure competitive compensation practices. The Company conducts annual employee surveys to evaluate employee satisfaction. Glassdoor shows the Company at a 4.3 out of 5 rating as a great place to work.

The Company provides variable compensation on top of base salary for all employees including an employee profit sharing plan. The Company also provides equity awards including stock options, restricted stock units (“RSUs”), and participation in an employee stock purchase plan for regular full-time (“RFT”) employees, located in the U.S. The Company is restricted from issuing stock options or RSUs to non-U.S. employees in certain countries due to local regulations. For those employees who are unable to participate in the Company’s equity incentive plan, the Company maintains a stock appreciation bonus program to provide compensation linked to the Company’s stock price during a predetermined period. The Company also provides a 401(k) plan for U.S. employees, which includes an employer discretionary matching contribution to eligible compensation.

The Company provides recurring training in compliance with State of California regulations including sexual harassment, prevention of violence in the workplace, and safety training. The Company promotes employee engagement through corporate events or activities on a regular basis.

The Company provides health care coverage for all RFT employees, life insurance, continuing education assistance, and reimbursement of U.S. employee health club membership. The Company ensures compliance with International Organization for Standardization (“ISO”) certification and maintains safety training.

Governance

As the Company pursues future Board recruitment efforts, the Nominating Committee will continue to seek candidates who can contribute a wide range of views and perspectives to the Board. This includes seeking out individuals with a variety of perspectives informed by personal and professional experiences.

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

HUMAN CAPITAL RESOURCES

As of May 30, 2025, the Company, including its foreign subsidiaries and one branch office, employed 136 persons collectively, on a regular full-time basis, of whom 38 were engaged in research, development and related engineering, 50 were engaged in manufacturing, 33 were engaged in marketing, sales and customer support and 15 were engaged in general administration, finance and IT functions. In addition, the Company, from time to time, may employ a few contractors, temporary, and part-time employees, particularly to perform customer support and manufacturing.

The Company’s employees are dispersed across principal offices in the United States, Germany, Taiwan, and the Philippines. In addition, our service and support organization has employees located worldwide, at or near customer facilities, to provide timely customer response. As of May 30, 2025 regular full-time employees were located in the following geographic areas: 102 in United States, 26 in the Philippines, six in Taiwan, and two in Germany.

The Company’s success is in part dependent on its ability to attract and retain highly skilled workers, who are in high demand. None of the Company’s employees are represented by a union and the Company has never experienced a work stoppage due to strike. The Company’s management considers its relations with its employees to be good. The Company regularly evaluates its ability to attract and retain its employees. The Company has had relatively low turnover rates within its workforce, with 54% of its regular full-time workforce being with the Company for 5 years or more.

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

BUSINESS SEGMENT DATA AND GEOGRAPHIC AREAS

The Company operates in one business segment, the designing, manufacturing, marketing and selling of advanced test and burn-in products to the semiconductor manufacturing industry in several geographic areas. Selected financial information, including net revenues and property and equipment, net for each of the last three fiscal years, by geographic area is included in Part II, Item 8, Note 11, “Revenue” and Note 16, “Segment Information” and certain risks related to such operations are discussed in Part I, Item 1A, Risk Factors, under the heading “We sell our products and services worldwide, and our business is subject to risks inherent in conducting business activities in geographic regions outside of the United States.”

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

The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and contract test and assembly companies accounting for a substantial portion of the purchases of semiconductor equipment. Sales to our five largest customers accounted for approximately 77%, 93%, and 97% of our net sales in fiscal 2025, 2024, and 2023, respectively. During fiscal 2025, two customers accounted for approximately 39% and 15% of the Company’s net sales. During fiscal 2024, two customers accounted for approximately 67% and 17% of the Company’s net sales. During fiscal 2023, two customers accounted for approximately 79% and 10% of our net sales. No other customers accounted for more than 10% of our net sales for any of these periods.

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

We derive a substantial portion of our net sales from the sale of a relatively small number of systems with high dollar value. As a result, the loss or deferral of a limited number of system sales could have a material adverse effect on our net sales and operating results in a particular period. Most customer purchase orders are subject to cancellation or rescheduling by the customer with limited penalties, and, therefore, backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. From time to time, cancellations and rescheduling of customer orders have occurred, and delays by our suppliers in providing components or subassemblies to us have caused delays in our shipments of our own products. For example, in the second half of fiscal 2025, global tariff announcements created uncertainty in the global economy that impacted customer demand and orders. There can be no assurance that we will not be materially adversely affected by future cancellations or rescheduling by our customers or other delays in our shipments.

In addition, a significant portion of our business is driven by demand for silicon carbide semiconductor devices, which are increasingly used in electric vehicles and related applications. If the growth of the electric vehicle market, or demand for silicon carbide semiconductor devices specifically, does not recover in the near future or experiences a prolonged slowdown, it could materially adversely affect our sales volumes, revenue growth, and overall operating results.

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

Our FOX wafer-level and singulated die/module test and burn in systems and packaged part burn-in systems face competition from larger systems manufacturers that have significant technological know-how and manufacturing capability. Some users of our systems, such as independent test labs, build their own burn-in systems, while others, particularly large IC manufacturers in Asia, acquire burn-in systems from captive or affiliated suppliers. Our WaferPak products are facing and are expected to face increasing competition. Several companies have developed or are developing full-wafer and single-touchdown probe cards. The Company expects that its DiePak products for burning-in and testing multiple singulated die and small modules face significant competition. The Company believes that several companies have developed or are developing products which are intended to enable test and burn-in of multiple bare die, and small modules.

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

We rely on increasing market acceptance for our FOX and Sonoma systems, and we may not be successful in attracting new customers or maintaining our existing customers.

A principal element of our business strategy is to increase our presence in the test equipment market through system sales in our FOX wafer-level burn-in product family and Sonoma packaged parts burn-in solutions. Market acceptance of the FOX and Sonoma systems is subject to a number of risks. Before a customer incorporates the FOX or Sonoma system into a production line, lengthy qualification and correlation tests must be performed. We anticipate that potential customers may be reluctant to change their procedures in order to transfer burn-in and test functions to the FOX or Sonoma system. Initial purchases are expected to be limited to systems used for these qualifications and for engineering studies. Market acceptance of the FOX and Sonoma systems also may be affected by the reluctance of IC manufacturers to rely on relatively small suppliers such as us. As is common with new complex products incorporating leading-edge technologies, we may encounter reliability, design and manufacturing issues as we begin volume production and initial installations of FOX and Sonoma systems at customer sites. The failure of the FOX or Sonoma system to achieve increased market acceptance would have a material adverse effect on our future operating results.

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

Our industry is subject to rapid technological change, and our ability to remain competitive and enter new markets depends on our ability to introduce new products in a timely manner.

The semiconductor equipment industry is subject to rapid technological change and new product introductions and enhancements. Our ability to remain competitive and expand into new markets depends in part upon our ability to develop new products and to introduce them at competitive prices and on a timely and cost-effective basis. We invest significant resources in research and development; however, there is no assurance that these efforts will result in commercially viable products or technologies that satisfy future customer needs.

Our success in developing new and enhanced products depends upon a variety of factors, including product selection, timely and efficient completion of product design, timely and efficient implementation of manufacturing and assembly processes, product performance in the field and effective sales and marketing. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both future demand and future technology advancements, which are inherently uncertain. Failure to innovate, delays in product development, or unsuccessful product launches could hinder our ability to enter new markets, negatively impacting our competitive position, revenue growth, and overall financial performance.

Furthermore, introductions of new and complex products typically involve a period in which design, engineering and reliability issues are identified and addressed by our suppliers and by us.  Because of the complexity of our products, significant delays can occur between a product’s introduction and the commencement of the volume production of such product. We have experienced, from time to time, significant delays and technical and manufacturing difficulties with certain product introductions and may experience similar challenges in the future. Our inability to complete new product development, or to manufacture and ship products in time to meet customer requirements would materially adversely affect our business, financial condition and results of operations.

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

In addition, our management is constantly striving to balance the requirements and demands of our customers with the availability of resources, the need to manage our operating model and other factors. In furtherance of those efforts, we often must exercise discretion and judgment as to the timing and prioritization of manufacturing, deliveries, installations and payment scheduling. Any such decisions may impact our ability to recognize revenue, including the fiscal period during which such revenue may be recognized, with respect to such products, which could have a material adverse effect on our business, results of operations or stock price. Over the past few years, the Company has increased inventory levels significantly. This decision was driven by previously experienced long lead time in obtaining critical parts and in producing the systems and by higher projected revenues. As a result, if actual revenues do not meet these projections, the Company may face challenges related to excess inventory, including potential write-downs or obsolescence, which could adversely affect our financial results.

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

We may not be able to successfully integrate and manage acquired businesses.

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

We are exposed to risks related to the use of artificial intelligence by us and our competitors.

We are increasingly incorporating AI capabilities into the development of our technologies. AI technology is complex and rapidly evolving, and may subject us to significant competitive, legal, regulatory and other risks. The implementation of AI can be costly and there is no guarantee that our use of AI will enhance our technologies, benefit our business operations or produce products and services that are preferred by our customers. Our competitors may be more successful in their AI strategy and develop superior products and services with the aid of AI.

Additionally, AI algorithms or training methodologies may be flawed, and datasets may contain irrelevant, insufficient or biased information, which can cause errors in outputs. This may give rise to legal liability, damage our reputation and materially harm our business. We may not be able to control the development, maintenance or behavior of third-party AI solutions or how their providers obtain or otherwise process data, and these AI solutions may be used inappropriately or irresponsibly. There is no guarantee that any contractual or other protections we seek to implement will be sufficient to protect us from risks presented by these solutions. Additionally, the use of AI in the development of our products and services, and our customers’ use of AI in relation to our products and services could also cause loss of intellectual property (“IP”), as well as subject us to risks, including third-party claims, related to IP infringement or misappropriation, data privacy and cybersecurity. Additionally, concerns over the use of AI for purposes contrary to public interests could impair public acceptance of AI and affect demand for our products and services. Furthermore, the United States and other countries may adopt laws and regulations related to AI. Such new laws and regulations may be interpreted in ways that conflict with or otherwise impact our approach to AI and use of AI solutions, could cause us to incur greater compliance costs and may limit the use of AI in the development of our products and services. Any failure or perceived failure by us to comply with such regulatory requirements could subject us to legal liabilities, damage our reputation, or otherwise have a material and adverse impact on our business.

Operational and Other Risks

We purchase materials from suppliers worldwide, which subjects the Company to increased risk; tariff uncertainty, trade restrictions, and global supply chain risks could adversely affect our business.

We purchase components, sub-assemblies, and chambers from suppliers outside the United States. Increases in tariffs, uncertainty surrounding current and future tariff regulations, additional taxes, rising inflation in the supply chain or new trade barriers may result in an increase in our manufacturing costs. Fluctuations in tariff and trade policies, particularly those that may change without significant notice, create instability in our supply chain and limit our ability to plan for future cost structures. A decrease in the value of the U.S. Dollar relative to foreign currencies would increase the cost of our materials. Should the Company increase its sales prices to recover the increase in costs, this could result in a decrease in the competitiveness of our products. In addition, we are subject to other risks associated with purchasing materials from suppliers worldwide. Government authorities may also implement protectionist policies or impose limitations on the transfer of intellectual property. This may limit our ability to obtain products from certain geographic regions and require us to identify and qualify new suppliers. The process of qualifying suppliers could be lengthy, and no assurance can be given that any additional sources would be available to us on a timely basis. Changes in trade relations, tariff structures, currency fluctuations, or protectionist policies could have a material adverse effect on our business, financial condition or results of operations.

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

Approximately 70%, 95%, and 86% of our net sales in fiscal 2025, 2024, and 2023, respectively, were attributable to sales to customers for delivery outside of the United States. We provide sales and service globally with resources in North America, Taiwan, Germany, Japan, South Korea, and a service organization in the Philippines, as well as direct support through third party agreements in China. We expect that sales of products for delivery outside of the United States will continue to represent a substantial portion of our future sales. Our future performance will depend, in significant part, upon our ability to continue to compete in foreign markets which in turn will depend, in part, upon a continuation of current trade relations between the United States and foreign countries in which semiconductor manufacturers or assemblers have operations. A change toward more protectionist trade legislation in either the United States or such foreign countries, such as a change in the current tariff structures, export compliance or other trade policies, could adversely affect our ability to sell our products in foreign markets. In addition, we are subject to other risks associated with doing business internationally, including longer receivable collection periods and greater difficulty in accounts receivable collection, the burden of complying with a variety of foreign laws, difficulty in staffing and managing global operations, risks of civil disturbance or other events which may limit or disrupt markets, international exchange restrictions, changing political conditions and monetary policies of foreign governments.

Our net sales for fiscal 2025 were primarily denominated in U.S. Dollars. However, because a substantial portion of our net sales is from sales of products for delivery outside the United States, an increase in the value of the U.S. Dollar relative to foreign currencies would increase the cost of our products compared to products sold by local companies in such markets. In addition, since the price is determined at the time a purchase order is accepted, we are exposed to the risks of fluctuations in the U.S. Dollar exchange rate during the lengthy period from the date a purchase order is received until payment is made. This exchange rate risk is partially offset to the extent our foreign operations incur expenses in the local currency. To date, we have not invested in any instruments designed to hedge currency risks. Our operating results could be adversely affected by fluctuations in the value of the U.S. Dollar relative to other currencies.

Global unrest may impact our ability to sell our products or obtain critical materials.

Global economic uncertainty and financial market volatility caused by political instability, changes in international trade relationships and conflicts, such as the conflict between Russia and Ukraine and the political climate in China and Taiwan, the Israel-Hamas war, the Israel-Iran conflict and the tensions in the Red Sea in connection with the attacks to disrupt shipments may result in limited access to these markets for sales and material purchases. Periods of macroeconomic weakness or recession and heightened market volatility caused by adverse geopolitical developments could increase these risks, potentially resulting in adverse impacts on our business operations. Increased energy costs in Europe, resulting from Russia’s limiting energy supplies in the region, may result in an economic downturn or an increase in the cost of materials. The on-going decline in relations between the United States and China, and relations between China and Taiwan, may result in the imposition of trade restrictions with China or Taiwan. While we have limited sales in Europe and Taiwan, and procurement from these regions, unrest in these areas may result in a decrease in sales of our products, or an increase in costs of materials and services.

Geopolitical tensions and changes in government trade policies could adversely affect our operations in China and our business, results of operations and financial condition.

Heightened geopolitical tensions between the United States and China could create barriers to selling our products and services to customers in China as there is currently significant uncertainty about the future relationship between the United States and China with respect to trade policies, treaties, tariffs and taxes. These barriers include increased tariffs and other trade barriers, regulatory restrictions, or limitations on technology transfer. These tariffs, and the related geopolitical uncertainty between the United States and China, may cause decreased demand for our products or increase cost of components used in our products, which could have a material adverse effect on our business, results of operations and financial condition. Additionally, any such developments, including changes in trade policies, export and import restrictions, or diplomatic relations under the current or future administrations, could impact economic activity and lead to a general contraction of customer demand and could adversely affect our ability to compete in the Chinese market, impairing our growth prospects in China.

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

We have been and may in the future be subject to litigation relating to intellectual property infringement which would be time-consuming, expensive and a distraction from our business.

If we do not adequately protect our intellectual property, competitors may be able to use our proprietary information to erode our competitive advantage, which could harm our business and operating results. Litigation may be necessary to enforce or determine the validity and scope of our proprietary rights, and there can be no assurance that our intellectual property rights, if challenged, will be upheld as valid. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our operating results, regardless of the outcome of the litigation. In addition, there can be no assurance that any of the patents issued to us will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to us. For a description of the infringement proceedings in China seeking to protect two of our patents, see Note 9, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

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

We cannot assure that we have complied with all applicable environmental laws, and our failure to do so could adversely affect our business as a result of having to pay substantial amounts in damages or fees.

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

Risks Related to Ownership of our Common Stock

Our stock price is volatile.

Historically, our common stock has experienced substantial price volatility. For example, during the two-year period ended May 30, 2025, the price of our common stock has ranged from $6.27 to $54.10. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline. Factors such as announcements of developments related to our business, fluctuations in our operating results, general conditions in the semiconductor and semiconductor equipment industries as well as the worldwide economy, announcement of technological innovations, new systems or product enhancements by us or our competitors, fluctuations in the level of cooperative development funding, acquisitions, changes in governmental regulations, developments in patents or other intellectual property rights and changes in our relationships with customers and suppliers could cause the price of our common stock to fluctuate substantially. In addition, in recent years the stock market in general, and the market for small capitalization and high technology stocks in particular, have experienced extreme price fluctuations which have often been unrelated to the operating performance of the affected companies. Such fluctuations could adversely affect the market price of our common stock.

We are exposed to risks associated with shareholder class action lawsuits, which are expensive and could divert management attention.

On December 3, 2024, a shareholder class action lawsuit, captioned Lucid Alternative Fund, LP v. Aehr Test Systems, Inc. was filed in the United States District Court for the Northern District of California, alleging that we and certain of our executives made false and misleading statements regarding our earnings guidance and other financial projections for 2024. Additionally, two shareholder derivative complaints were filed, alleging breaches of fiduciary duties and other misconduct by certain directors and officers of the Company. On May 16, 2025, the court-appointed lead plaintiff voluntarily dismissed the class action lawsuit, and on June 9, 2025, the court dismissed the derivative action without prejudice.

While these lawsuits have been resolved without adverse judgments, there is no assurance that we will not face similar litigation in the future. Defending against shareholder class actions or derivative lawsuits can be costly, disruptive, and time-consuming, and may divert the attention of our management and Board of Directors. Such proceedings, regardless of their outcome, could also harm our reputation, impact investor confidence, and result in increased scrutiny of our public disclosures, internal controls, and corporate governance practices. If we are subject to future litigation and do not prevail, we could be required to pay substantial damages or incur other significant costs, which could materially adversely affect our financial condition, results of operations, and cash flows.

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

Compliance with federal securities laws, rules and regulations, as well as NASDAQ requirements, has become increasingly complex, and the significant attention and expense we must devote to those areas may have an adverse impact on our business.

Federal securities laws, rules and regulations, as well as NASDAQ rules and regulations, require companies to maintain extensive corporate governance measures, impose comprehensive reporting and disclosure requirements, set strict independence and financial expertise standards for audit and other committee members and impose civil and criminal penalties for companies and their chief executive officers, chief financial officers and directors for securities law violations. It is anticipated that the rules and regulations applicable to public companies have increased and will continue to increase substantially the legal and financial compliance costs incurred by us and make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have an adverse effect on our business.

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

While we have not, as of the date of this Report, experienced any material cybersecurity incidents that materially affected us, including our operations, business strategy, results of operations, or financial condition, we face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect our business, financial condition, results of operations. See “Risk Factors – We are exposed to cybersecurity threats or incidents.”

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

Our Chief Operating Officer is primarily responsible for assessing and managing our material risks from cybersecurity threats. Our Chief Operating Officer, who leads a team responsible for enterprise-wide cybersecurity strategy, policy, standards, architecture and processes, has extensive experience and background in information technology, cybersecurity, enterprise strategy, risk management. Additionally, our Chief Operating Officer chairs our Cybersecurity Incident Response Team, which is responsible for prevention, identification, containment, eradication and remediation of cybersecurity incidents. He consults with experts in enterprise security and risk management to ensure our intellectual property and devices are protected. While we have not experienced a material information security (cybersecurity) incident, we maintain an information security (cybersecurity) risk insurance policy as a matter of good practice.

Item 2. Properties

The Company’s principal administrative and production facilities are located in Fremont, California, in a 51,289 square foot building. The Company’s lease was renewed in December 2022 and expires in September 2030 with an option to extend the lease for another five years. In April 2025, it became reasonably certain that the Company would exercise the five-year lease extension option due to the remodeling of the Fremont office. The Company leases a 492 square foot sales and support office in Utting, Germany. The lease, which began February 1, 1992 and contains an automatic twelve months renewal, at rates to be determined, if no notice is given prior to six months from expiration. On November 18, 2020, the Company established a wholly owned subsidiary, Aehr Test Systems Philippines Inc., which has been in full operation since March 2021. The Company currently leases a facility in Philippines located in a 6,458 square foot building in Clark Freeport Zone, Pampanga. The lease, amended in 2023, began November 1, 2023 and expires on June 30, 2029 with an option to renew for another three or five years at the prevailing market rate. Following the acquisition of Incal, the Company inherited Incal’s office in Fremont, California, which it subsequently vacated in May 2025 after relocating employees to its principal facilities in Fremont, to consolidate the Company’s California operations. The Company periodically evaluates its global operations and facilities to bring its capacity in line with demand and to provide cost-effective services for its customers. In prior years, through this process, the Company has moved from certain facilities that exceeded the capacity required to satisfy its needs. The Company believes that its existing facilities in Fremont, California are adequate to meet its current and reasonably foreseeable requirements. The Company regularly evaluates its expected future facilities requirements and believes that alternate facilities would be available if needed.

Item 3. Legal Proceedings

From time to time, we are subject to various claims and legal proceedings that arise in the ordinary course of business. We accrue for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated. For additional information regarding legal proceedings, refer to Note 9 – Commitments and Contingencies in the Notes to Consolidated Financial Statements.

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

	High	Low
Fiscal 2025:
First quarter ended August 30, 2024	$21.44	$9.83
Second quarter ended November 29, 2024	17.41	10.64
Third quarter ended February 28, 2025	18.76	9.30
Fourth quarter ended May 30, 2025	10.45	6.27

Fiscal 2024:
First quarter ended August 31, 2023	$54.10	$33.72
Second quarter ended November 30, 2023	53.06	21.57
Third quarter ended February 29, 2024	30.50	14.54
Fourth quarter ended May 31, 2024	18.63	10.19

At July 15, 2025, the Company had 131 holders of record of its common stock. A substantially greater number of holders of the Company’s common stock are “street name” or beneficial holders whose shares are held by banks, brokers and other financial institutions.

The Company has not paid cash dividends on its common stock or other securities. The Company currently anticipates that it will retain its future earnings, if any, for use in the expansion and operation of its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future.

The Company did not repurchase any of its common stock in the open market during the fiscal year ended May 30, 2025 because the Company does not have a stock repurchase plan.

On July 31, 2024, we issued an aggregate of 552,355 shares of our common stock in connection with the acquisition of Incal. The stock was issued for an aggregate fair value of $9.4 million. The foregoing transaction did not involve any underwriters, any underwriting discounts or commissions, or any public offerings. The issuance was made to accredited investors in a privately negotiated transaction not involving any public offerings or solicitations in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated thereunder.

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

Overview

Aehr Test Systems (“Aehr Test”, “Aehr”, the “Company” or “We”) is a leading provider of test solutions for testing, burning-in, and stabilizing semiconductor devices in wafer level, singulated die, and package part form, and has installed thousands of systems worldwide. Decarbonization, generative AI and digitalization is driving increased quality, reliability, safety, and security needs of semiconductors used across multiple applications, including electric vehicles, electric vehicle charging infrastructure, solar and wind power, computing, data and telecommunications infrastructure, and solid-state memory and storage. This trend is driving additional test requirements, incremental capacity needs, and new opportunities for Aehr Test products and solutions.

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

Following the acquisition of Incal, our product portfolio further expanded to include packaged parts burn-in solutions for the full range of power and complexity of integrated circuits. Incal’s product lines feature the Sonoma series for ultra-high-power burn-in testing, the Tahoe series for medium-power reliability burn-in, and the Echo series for low-power and high parallelism testing. The Sonoma line, with its ultra-high-power capabilities, is specifically designed to address the reliability and burn-in needs of the burgeoning demand for AI accelerators, GPUs, HPC processors, and devices that can reach levels of power as high as 1600W. The Sonoma is available in its standard configuration, which hosts up to 22 slots per chamber. The Tahoe and Echo lines for medium-power and low-power burn-in solutions, respectively, target logic, SoC, and mixed-signal devices employed in mobile communications, mobility, medical, military, aerospace, and data center applications. These systems are frequently used by independent test and burn-in labs, as well as semiconductor manufacturers.

Our revenue consists primarily of sales of FOX-P systems, WaferPak Aligners and DiePak Loaders, WaferPak Contactors, DiePak Carriers, packaged parts burn-in systems, test fixtures, upgrades and spare parts, service contracts revenues, and non-recurring engineering charges. Our selling arrangements may include contractual customer acceptance provisions, which are mostly deemed perfunctory or inconsequential, and installation of the product occurs after shipment, transfer of title and risk of loss.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenues, inventories, income taxes, the business combination with Incal, and the impairment of goodwill and long-lived assets, among others. Our estimates are derived from historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Those results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services by following a five-step process: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price, and (5) recognize revenue when or as we satisfy a performance obligation, as further described below.

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

For contracts that contain multiple performance obligations, we allocate the transaction price to the performance obligations on a relative standalone selling price basis. Standalone selling prices are based on multiple factors including, but not limited to, historical discounting trends for products and services and pricing practices in different geographies. Revenue for systems and spares is recognized at a point in time, which is generally upon shipment or delivery and evidenced by transfer of title and risk of loss to the customer. Revenue from services is recognized over time as the customer receives the benefit over the contractual period of generally one year or less.

We have elected the practical expedient to not assess whether a contract has a significant financing component as our standard payment terms are less than one year.

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

We assess the likelihood that we are able to recover our deferred tax assets. If recovery is not more likely than not, we increase our provision for taxes by recording a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be recoverable. In determining whether the realization of these deferred tax assets is impaired, we make judgments with respect to whether we are likely to generate sufficient future taxable income to realize these assets. In order to reverse the valuation allowance, management considers both positive and negative evidence and determines that there is sufficient positive evidence to conclude that it is more likely than not that the deferred tax assets will be realized. In fiscal 2024, we released the entire valuation allowance which contributed to the tax benefit of approximately $20.7 million for the year ended May 31, 2024.

Business Combination

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

Impairment of Goodwill

We assess goodwill for impairment annually during our fourth fiscal quarter or whenever events or changes in circumstances indicate the carrying value may not be fully recoverable. The process of evaluating the potential impairment of goodwill requires significant judgment. We may first evaluate qualitative factors to assess if it is more likely than not that the fair value of a reporting unit is less than its carrying amount and to determine if an impairment test is necessary. We may choose to proceed directly to the quantitative impairment test, bypassing the initial qualitative assessment. The quantitative test compares the fair value of the reporting unit to its carrying value, including goodwill allocated to that reporting unit. A goodwill impairment loss would be the amount by which a reporting unit’s carrying value exceeds its fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. There were no impairments to goodwill during the fiscal year ended May 30, 2025.

Impairment of Long-Lived Assets

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

During the year ended May 30, 2025, the Company recognized an impairment charge of $0.5 million related to the right-of-use asset and $0.1 million related to leasehold improvements in connection with the closure of the Incal office and the consolidation of facilities. The impairment charge is included in restructuring changes in the consolidated statement of operations. During the years ended May 31, 2024 and May 31, 2023, the Company did not record any impairment of long-lived assets.

Results of Operations

Fiscal Year

Beginning on June 1, 2024, we have changed our fiscal year to the 52- or 53-week period ending on the Friday nearest May 31. Our fiscal year 2025 ended on May 30, 2025. Each of our fiscal years in 2024 and 2023 ended on May 31.

Discussion of Results of Operations

Revenues

	Year Ended
	May 30,	May 31,	May 31,
(Dollars in thousands)	2025	2024	2023	FY 2025 vs FY 2024		FY 2024 vs FY 2023
Revenue	$58,968	$66,218	$64,961	$(7,250)	(10.9%)	$1,257	1.9%

Revenue decreased by $7.3 million in fiscal year 2025 over fiscal year 2024 driven by a decrease in shipments of our systems and contactors primarily due to the continued softness in the power semiconductor demand for electric vehicles. Our product revenue decreased by $8.9 million due to the decrease in our contactors revenue and FOX-P systems revenue, which was partially offset by the increase in package parts burn-in product revenue in connection with the Incal acquisition. The decline in product revenue was partially offset by an increase in services revenue of $1.7 million.

Revenue increased by $1.3 million in fiscal year 2024 over fiscal year 2023, primarily driven by higher sales in our contactors. Our contactors revenue increased by $15.7 million, and our services revenue increased by $0.3 million. The increase was partially offset by a decrease in systems revenue of $14.7 million.

Revenue by Geography	Year Ended
	May 30,	May 31,	May 31,
(Dollars in thousands)	2025	2024	2023	FY 2025 vs FY 2024		FY 2024 vs FY 2023
Asia	$37,095	$58,076	$55,609	$(20,981)	(36.1%)	2,467	4.4%
United States	17,673	3,532	9,289	14,141	400.4%	(5,757)	(62.0%)
Europe	4,200	4,610	63	(410)	(8.9%)	4,547	N.M.
Total revenues	$58,968	$66,218	$64,961	$(7,250)	(10.9%)	$1,257	1.9%
Asia as a percentage of total revenues	62.9%	87.7%	85.6%
United States as a percentage of total revenues	30.0%	5.3%	14.3%
Europe as a percentage of total revenues	7.1%	7.0%	0.1%

N.M.-Not meaningful

On a geographic basis, revenues represent products that were shipped to or services that were performed at our customer locations. For fiscal year 2025, revenue declined in Asia primarily due to continued softness in the power semiconductor demand for electric vehicles. This decline was partially offset by revenue growth in the United States, driven by much higher systems and contactors sales to customers that focus on the artificial intelligence market.

For fiscal year 2024, total revenues increased compared to the same period in the prior year due to an increase in international revenues as a result of more shipments to our customers in Europe and Asia, partially offset by the decline in revenue from a customer in the United States.

Gross Margin

Gross Profit	Year Ended
	May 30,	May 31,	May 31,
(Dollars in thousands)	2025	2024	2023	FY 2025 vs FY 2024		FY 2024 vs FY 2023
Gross profit	$23,933	$32,543	$32,746	$(8,610)	(26.5%)	$(203)	(0.6%)
Gross margin	40.6%	49.1%	50.4%

Gross profit decreased to $23.9 million for fiscal year 2025 from $32.5 million for fiscal year 2024. Gross margin decreased by 8.5 percentage point primarily due to the amortization of certain acquired intangible assets, the acquisition related fair value adjustment to inventory, an inventory variance charge, lower system shipments leading to reduced manufacturing efficiencies, and a change in product mix.

Gross profit decreased slightly for fiscal year 2024, compared to fiscal year 2023. Gross margin decreased by 1.3% primarily due to an increase in inventory reserves, as well as an increase in costs from design changes.

Research and Development

	Year Ended
	May 30,	May 31,	May 31,
(Dollars in thousands)	2025	2024	2023	FY 2025 vs FY 2024		FY 2024 vs FY 2023
Research and development	$10,463	$8,719	$7,134	$1,744	20.0%	$1,585	22.2%
As a percentage of total revenues	17.7%	13.2%	11.0%

Research and development expenses consist primarily of compensation and benefits for product development personnel, outside development service costs, travel expenses, facilities cost allocations, and stock-based compensation charges. Research and development expenses increased by $1.7 million in fiscal year 2025 over fiscal year 2024 primarily due to the severance benefits incurred following the death of an executive officer, higher employee costs and stock-based compensation expense resulting from growth in engineering headcount, and additional research and development expenses from the newly acquired Incal business. The increase was partially offset by lower non-recurring engineering service charges.

Research and development expenses increased by $1.6 million in fiscal year 2024 over fiscal year 2023 primarily due to higher employment-related costs because of an increase in headcount, higher non-recurring engineering services charges, an increase in allocated facility cost and an increase in recruiting expenses.

Selling, General and Administrative

	Year Ended
	May 30,	May 31,	May 31,
(Dollars in thousands)	2025	2024	2023	FY 2025 vs FY 2024		FY 2024 vs FY 2023
Selling, general and administrative	$18,283	$13,746	$12,237	$4,537	33.0%	$1,509	12.3%
As a percentage of total revenues	31.0%	20.8%	18.8%

Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel, legal and accounting service costs, marketing communications costs, travel expenses, facilities cost allocations, and stock-based compensation charges. Selling, general and administrative expenses increased by $4.5 million in fiscal year 2025 over fiscal year 2024, primarily driven by additional selling, general and administrative expenses from the newly acquired Incal business, higher legal and other professional service fees, and higher stock-based compensation expense.

Selling, general and administrative expenses increased by $1.5 million in fiscal year 2024 over fiscal year 2023, primarily due to higher employment-related cost because of an increase in headcount, and an increase in audit and legal service fees.

Restructuring Charges

	Year Ended
	May 30,	May 31,	May 31,
(Dollars in thousands)	2025	2024	2023	FY 2025 vs FY 2024		FY 2024 vs FY 2023
Restructuring Charges	$864	$-	$-	$864	N.M.	$-	N.M.
As a percentage of total revenues	1.5%	0.0%	0.0%

N.M.-Not meaningful

Restructuring charges incurred during fiscal 2025 primarily relate to the closure of the Incal office. For further explanation of our restructuring charges, see Note 13, Restructuring Charges, in Notes to Consolidated Financial Statements.

Interest and Other Income, Net

	Year Ended
	May 30,	May 31,	May 31,
(Dollars in thousands)	2025	2024	2023	FY 2025 vs FY 2024		FY 2024 vs FY 2023
Interest income, net	$1,401	$2,388	$1,245	(987)	(41.3%)	1,143	91.8%
Other income (expense), net	(15)	(8)	(3)	(7)	87.5%	(5)	166.7%
Interest and other income (expense), net	$1,386	$2,380	$1,242	$(994)	(41.8%)	$1,138	91.6%

Interest and other income, net, primarily consists of interest income, foreign currency transaction exchange gains and losses and other income (expense). Interest and other income, net, decreased by $1.0 million in fiscal year 2025 over fiscal year 2024, primarily driven by lower interest income earned on a lower average cash balances as a result of $11.1 million spent on the acquisition of Incal and lower yields from our investments in money market funds.

Interest and other income, net, increased by $1.1 million in fiscal year 2024 over fiscal year 2023, primarily driven by higher interest income earned due to higher average cash and investment balances and higher yields from our investments in money market funds.

Provision for Income Taxes

	Year Ended
	May 30,	May 31,	May 31,
(Dollars in thousands)	2025	2024	2023	FY 2025 vs FY 2024		FY 2024 vs FY 2023
Income tax expense (benefit)	$(381)	$(20,698)	$60	$20,317	(98.2%)	$(20,758)	N.M.

N.M.-Not meaningful

Income tax benefit was $0.4 million in fiscal year 2025, compared to income tax benefit of $20.7 million in fiscal year 2024. In fiscal 2025, the Company recognized an income tax benefit due to year-to-date operating losses in the United States. Income tax benefit was $20.7 million in fiscal year 2024, compared to income tax expense of $60 thousand in fiscal year 2023. A significant income tax benefit in fiscal year 2024 was recognized primarily due to the release of a valuation allowance of $21.9 million, as management determined that there was sufficient positive evidence to conclude that it is more likely than not that the deferred tax assets will be realized, which was partially offset by income tax expense of $1.2 million in fiscal year 2024.

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash were $26.5 million as of May 30, 2025, compared to $49.3 million as of May 31, 2024. We believe that our existing cash resources and anticipated funds generated from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for the next twelve months.

	Year Ended
	May 30,	May 31,	May 31,
(In thousands)	2025	2024	2023
Operating activities	$(7,400)	$1,756	$10,011
Investing activities	(16,067)	17,251	(18,656)
Financing activities	625	139	7,322
Effect of exchange rate changes on cash, cash equivalents and restricted cash	13	(41)	(37)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(22,829)	$19,105	$(1,360)

Net Cash Flows Provided by (Used in) Operating Activities

Cash flow used in operating activities during fiscal year 2025 mostly consisted of net loss, adjusted for certain non-cash items which primarily consisted of depreciation and amortization, stock-based compensation expense and amortization of operating lease right-of-use assets. The $9.2 million decrease in cash flows from operating activities in fiscal year 2025, compared to fiscal year 2024, was driven primarily by lower adjusted net income, excluding non-cash items, in the current period compared to the prior period, a decrease in cash provided by the collection of accounts receivable due to lower revenue and slower collection, and an increase in unbilled receivables and prepayments, which were partially offset by the decrease in cash used in procuring inventory and payments to vendors, and an increase in deferred revenue due to timing of customer deposits and revenue recognition.

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

Net Cash Flows Provided by (Used in) Investing Activities

Net cash used in investing activities was $16.1 million for the fiscal year 2025 compared to net cash provided by investing activities of $17.3 million for the fiscal year 2024. The increase in net cash used was primarily due to the maturity of our short-term investments of $18.0 million during the fiscal year 2024, while there was no such maturity of investment during the fiscal year 2025. Additionally, the Company paid $11.1 million to acquire Incal, and increased its spending on property and equipment by $4.2 million, primarily related to office renovation during the fiscal year 2025.

Net cash provided by investing activities was $17.3 million for fiscal year 2024, compared to net cash used in investing activities of $18.7 million for fiscal year 2023. The increase was primarily due to the maturity of our short-term investments of $18.0 million during fiscal year 2024, while there was a net purchase of short-term investments of $17.3 million during fiscal year 2023. Capital expenditure in fiscal 2024, and 2023 was $0.7 million and $1.4 million, respectively. Capital expenditure was primarily for acquisition of testing equipment and manufacturing equipment.

Net Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $0.6 million for fiscal year 2025, compared to $0.1 million and $7.3 million for fiscal years 2024 and 2023, respectively. For the fiscal years 2023, net proceeds from the sale of our common stock under our “At-the-Market” offering program were $6.8 million, compared to no such sales during fiscal years 2025 and 2024. In fiscal years 2025, 2024, and 2023, the proceeds from the issuance of common stock under employee stock plans were $1.4 million, $1.8 million, and $2.6 million, respectively. In fiscal 2025, 2024 and 2023, cash used in shares repurchased for tax withholdings on vesting of restricted stock units was $0.8 million, $1.6 million and $2.0 million, respectively.

Off-Balance Sheet Financing

We have not entered into any off-balance sheet financing arrangements and have not established any special purpose or variable interest entities.

Contractual Obligations

As of May 30, 2025, the Company’s unconditional purchase obligations, which have a remaining term in excess of 12 months, are not material.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Aehr Test Systems

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Aehr Test Systems and its subsidiaries (the “Company”) as of May 30, 2025 and May 31, 2024, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended May 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 30, 2025 and May 31, 2024, and the results of its operations and its cash flows for each of the three years in the period ended May 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Inventory Valuation – Adjustments for Excess or Obsolete Inventory

As described in Note 1 to the consolidated financial statements, the Company’s consolidated inventories balance was $42.0 million as of May 30, 2025. The Company’s inventory is stated at the lower of cost, which is determined on a standard cost basis on a first-in, first-out method, or net realizable value. The Company evaluates the net realizable value by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory. If actual demand were to be substantially lower than estimated, there could be a significant adverse impact on the carrying value of the inventory and results of operations.

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

San Jose, California

July 28, 2025

AEHR TEST SYSTEMS

CONSOLIDATED BALANCE SHEETS

	May 30,	May 31,
(In thousands, except par value)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$24,529	$49,159
Accounts receivable	14,191	9,796
Inventories	41,997	37,470
Prepaid expenses and other current assets	8,061	1,423
Total current assets	88,778	97,848
Property and equipment, net	8,969	3,253
Goodwill	10,719	-
Intangible assets, net	10,781	-
Deferred tax assets, net	19,114	20,773
Operating lease right-of-use assets, net	9,601	5,734
Other non-current assets	546	304
Total assets	$148,508	$127,912
LIABILITIES AND SHAREHOLDERS EQUITY
Current liabilities:
Accounts payable	$6,728	$5,332
Accrued expenses and other current liabilities	6,020	3,366
Operating lease liabilities, short-term	909	465
Deferred revenue, short-term	1,981	1,345
Total current liabilities	15,638	10,508
Operating lease liabilities, long-term	9,921	5,732
Deferred revenue, long-term	36	41
Other long-term liabilities	42	38
Total liabilities	25,637	16,319
Commitments and contingencies (Note 9)
Shareholders equity:
Preferred stock, $0.01 par value: Authorized: 10,000 shares; Issued and outstanding: none	-	-
Common stock, $0.01 par value: Authorized: 75,000 shares; Issued and outstanding: 29,877 shares and 28,995 shares at May 30, 2025 and May 31, 2024, respectively	299	289
Additional paid-in capital	145,758	130,612
Accumulated other comprehensive loss	(126)	(158)
Accumulated deficit	(23,060)	(19,150)
Total shareholders' equity	122,871	111,593
Total liabilities and shareholders equity	$148,508	$127,912

The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	May 30,	May 31,	May 31,
(In thousands, except per share data)	2025	2024	2023
Revenue	$58,968	$66,218	$64,961
Cost of revenue	35,035	33,675	32,215
Gross profit	23,933	32,543	32,746
Operating expenses:
Research and development	10,463	8,719	7,134
Selling, general and administrative	18,283	13,746	12,237
Restructuring charges	864	-	-
Total operating expenses	29,610	22,465	19,371
Income (loss) from operations	(5,677)	10,078	13,375
Interest income, net	1,401	2,388	1,245
Other expense, net	(15)	(8)	(3)
Income (loss) before income tax expense (benefit)	(4,291)	12,458	14,617
Income tax expense (benefit)	(381)	(20,698)	60
Net income (loss)	$(3,910)	$33,156	$14,557

Net income (loss) per share:
Basic	$(0.13)	$1.15	$0.52
Diluted	$(0.13)	$1.12	$0.50
Shares used in per share calculations:
Basic	29,581	28,818	27,785
Diluted	29,581	29,617	29,215

The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	May 30,	May 31,	May 31,
(In thousands)	2025	2024	2023
Net income (loss)	$(3,910)	$33,156	$14,557
Other comprehensive income (loss), net of tax:
Net change in cumulative translation adjustment	32	(20)	(33)
Net change in unrealized gain (loss) on investments	-	17	(17)
Comprehensive income (loss)	$(3,878)	$33,153	$14,507

The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
(In thousands)	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balances, May 31, 2022	27,120	$271	$117,686	$(105)	$(66,863)	$50,989
Issuance of common stock under employee plans	1,388	13	2,549	-	-	2,562
Proceeds from public offerings, net of issuance cost	209	2	6,818	-	-	6,820
Shares repurchased for tax withholdings on vesting of restricted stock units	(178)	(1)	(2,059)	-	-	(2,060)
Stock-based compensation	-	-	2,782	-	-	2,782
Net income	-	-	-	-	14,557	14,557
Foreign currency translation adjustment	-	-	-	(33)	-	(33)
Net unrealized loss on investments	-	-	-	(17)	-	(17)
Balances, May 31, 2023	28,539	285	127,776	(155)	(52,306)	75,600
Issuance of common stock under employee plans	501	4	1,803	-	-	1,807
Issuance cost of common stock offering	-	-	(72)	-	-	(72)
Shares repurchased for tax withholdings on vesting of restricted stock units	(45)	-	(1,596)	-	-	(1,596)
Stock-based compensation	-	-	2,701	-	-	2,701
Net income	-	-	-	-	33,156	33,156
Net unrealized gain on investments	-	-	-	17	-	17
Foreign currency translation adjustment	-	-	-	(20)	-	(20)
Balances, May 31, 2024	28,995	289	130,612	(158)	(19,150)	111,593
Issuance of common stock for business acquisition	552	6	9,375	-	-	9,381
Issuance of common stock under employee plans	393	4	1,405	-	-	1,409
Shares repurchased for tax withholdings on vesting of restricted stock units and in connection with the termination of the ESOP	(63)	-	(784)	-	-	(784)
Stock-based compensation	-	-	5,150	-	-	5,150
Net loss	-	-	-	-	(3,910)	(3,910)
Foreign currency translation adjustment	-	-	-	32		32
Balances, May 30, 2025	29,877	$299	$145,758	$(126)	$(23,060)	$122,871

The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS

Consolidated Statements of Cash Flows

	Year Ended
	May 30,	May 31,	May 31,
(In thousands)	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$(3,910)	$33,156	$14,557
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	5,162	2,518	2,748
Depreciation and amortization	2,312	657	450
Deferred income taxes	(421)	(20,773)	-
Amortization of operating lease right-of-use assets	1,076	706	649
Impairment of assets	584	-	-
Accretion of investment discount	-	(130)	(576)
Provision for credit losses	-	-	24
Changes in operating assets and liabilities:
Accounts receivable	(3,037)	6,790	(3,788)
Inventories	(2,441)	(13,732)	(9,469)
Prepaid expenses and other current assets	(5,012)	(875)	28
Accounts payable	(714)	(3,891)	5,044
Accrued expenses	(378)	(792)	528
Deferred revenue	143	(1,469)	369
Operating lease liabilities	(699)	(423)	(561)
Income taxes payable	(65)	14	8
Net cash provided by (used in) operating activities	(7,400)	1,756	10,011

Cash flows from investing activities:
Payments for business acquisition, net of cash and cash equivalent acquired	(11,075)	-	-
Purchases of property and equipment	(4,992)	(749)	(1,362)
Proceeds from maturities of investments	-	18,000	16,000
Purchases of investments	-	-	(33,294)
Net cash provided by (used in) investing activities	(16,067)	17,251	(18,656)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee plans	1,409	1,807	2,562
Shares repurchased for tax withholdings on vesting of restricted stock units and in connection with the termination of the ESOP	(784)	(1,596)	(2,060)
Proceeds from issuance of common stock, net of issuance costs	-	(72)	6,820
Net cash provided by financing activities	625	139	7,322

Effect of exchange rate changes on cash, cash equivalents and restricted cash	13	(41)	(37)

Net increase (decrease) in cash, cash equivalents and restricted cash	(22,829)	19,105	(1,360)

Cash, cash equivalents and restricted cash, beginning of year(1)	49,309	30,204	31,564
Cash, cash equivalents and restricted cash, end of year (1)	$26,480	$49,309	$30,204

Supplemental cash flow information:
Income taxes paid	$100	$90	$21
Interest paid	$-	$-	$15

Supplemental disclosure of non-cash flow information:
Net transfer of equipment between inventory and property and equipment	$458	$357	$646
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,259	$53	$698

(1) Includes restricted cash equivalents in prepaid expenses and other current assets and other non-current assets.

The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Aehr Test Systems (the “Company”) was incorporated in California in May 1977 and primarily designs, engineers and manufactures test and burn-in equipment used in the semiconductor industry. The Company’s principal products are the FOX-XP, FOX-NP, and FOX-CP wafer contact parallel test and burn-in systems; the Sonoma, Tahoe and Echo packaged parts burn-in products; the WaferPak full wafer contactor; the DiePak Carrier; the WaferPak Aligner; the DiePak Autoloader; and test fixtures.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the Company’s consolidated financial statements include revenue recognition, inventory valuation, business combination, impairment of goodwill and long-lived assets, and accounting for income taxes.

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

The Company maintains an allowance for credit losses for expected uncollectible accounts receivable and assess collectibility by reviewing accounts receivable on a collective basis where similar risk characteristics exist and on an individual basis when specific customers with known disputes or collectibility issues are identified. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Changes in circumstances, such as an unexpected material adverse change in a major customer’s ability to meet its financial obligation to the Company, may require the Company to further adjust its estimates of the recoverability of accounts receivable. The credit losses recognized on accounts receivable during the years ended May 30, 2025, May 31, 2024, and May 31, 2023 were not significant and management has determined that no allowance for credit losses was required as of May 30, 2025 and May 31, 2024.

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

The Company performs credit evaluations of its customers’ financial condition and generally requires no collateral. The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Year Ended
	May 30,	May 31,	May 31,
	2025	2024	2023

Customer A	38.6%	67.3%	78.8%
Customer B	15.1%	*	*
Customer F	*	16.7%	*
Customer G	*	*	10.4%

 * Amount was less than 10% of total revenue

The Company had gross accounts receivable from individual customers in excess of 10% of gross accounts receivable as follows:

	May 30,	May 31,
	2025	2024

Customer A	12.0%	49.9%
Customer C	26.2%	*
Customer D	17.2%	*
Customer E	17.1%	*
Customer F	*	16.5%
Customer G	*	12.3%

* Amount was less than 10% of total gross accounts receivable

Inventories

Inventories include material, labor and overhead, and are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (FIFO) basis. Net realizable value is the estimated selling prices in the ordinary course of business, less costs of completion, disposal and transportation. Provisions for excess, obsolete and unusable inventories are made after management’s evaluation of future demand and market conditions. If actual future demand or market conditions become less favorable than those projected by management, additional adjustment for excess or obsolete inventory may be required, and would be reflected in cost of revenue in the period the revision is made.

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

Furniture and fixtures	2 to 10 years
Machinery and equipment	3 to 5 years
Test equipment	4 to 5 years

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

The authoritative guidance allows a measurement period of the purchase price allocation that ends when the entity has obtained all relevant information about facts that existed at the acquisition date, and that cannot exceed one year from the date of acquisition. As a result, during the measurement period, the Company may record adjustments to the fair values of assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that it identifies adjustments to the preliminary purchase price allocation. Upon conclusion of the measurement period or final determination of the values of the assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments will be recorded in the consolidated statements of operations.

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

As of May 30, 2025, the Company does not maintain a valuation allowance against its deferred assets. During the year ended May 31, 2024, the Company concluded that its deferred tax assets are more likely than not to become realizable, and as such, the Company reversed all $21.9 million of its existing valuation allowance. The conclusion that a valuation allowance was no longer needed was based on three years of cumulative pre-tax income, current year utilization of federal and state net operating losses, combined with estimates of future years' pre-tax income that are sufficient to realize the remaining deferred tax assets. The amount of the deferred tax asset considered realizable can change if estimates of future taxable income change or if objective negative and positive evidence change.

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

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in shareholders’ equity except those resulting from investments or contributions by shareholders. Unrealized gains and losses from available-for-sale securities and on foreign currency translation adjustments are included in the Company’s components of comprehensive income (loss), which are excluded from net income (loss). Comprehensive income (loss) is included in the consolidated statements of comprehensive income (loss).

Reclassifications

Certain reclassifications have been made to the previous year consolidated financial statements to conform to the current period presentation. The reclassifications had no impact on net income, total assets, total liabilities, or shareholders’ equity.

Accounting Standards Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires disclosure of incremental segment information on an annual and interim basis. The Company adopted this standard on June 1, 2024. See Note 16, Segment Information for further details.

Recent Accounting Pronouncements Not Yet Adopted

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

Level 3 - Unobservable inputs that are supported by little or no market activities.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of May 30, 2025:

	Balance as of
(In thousands)	May 30, 2025	Level 1	Level 2	Level 3
Money market funds	$21,461	$21,461	$-	$-

Total	$21,461	$21,461	$-	$-

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of May 31, 2024:

	Balance as of
(In thousands)	May 31, 2024	Level 1	Level 2	Level 3
Money market funds	$44,280	$44,280	$-	$-

Total	$44,280	$44,280	$-	$-

As of May 30, 2025 and May 31, 2024, money market funds included restricted cash of $0.2 million, representing a security deposit for the Company’s manufacturing and office space lease in the United States, which is included in other non-current assets in the consolidated balance sheets.

There were no financial liabilities measured at fair value as of May 30, 2025 and May 31, 2024.

There were no transfers between Level 1 and Level 2 fair value measurements during the fiscal years ended May 30, 2025 and May 31, 2024.

The carrying amounts of financial instruments including cash equivalents, accounts receivables, accounts payable and certain other accrued liabilities, approximate fair value due to their short maturities.

3. BALANCE SHEET INFORMATION

Inventories consisted of the following:

	May 30,	May 31,
(In thousands)	2025	2024
Raw materials and sub-assemblies	$30,644	$22,410
Work in process	9,263	13,593
Finished goods	2,090	1,467
	$41,997	$37,470

Property and equipment, net consisted of the following:

	May 30,	May 31,
(In thousands)	2025	2024
Leasehold improvements	$5,999	$1,298
Machinery and equipment	3,846	4,180
Test equipment	2,898	1,928
Furniture and fixtures	1,331	175
Construction-in-process	362	638
	14,436	8,219
Less: accumulated depreciation and amortization	(5,467)	(4,966)
	$8,969	$3,253

Depreciation expense was $1.0 million, $0.7 million, and $0.5 million in fiscal years 2025, 2024, and 2023, respectively.

Accrued expenses and other current liabilities consisted of the following:

	May 30,	May 31,
(In thousands)	2025	2024
Commissions and bonuses	$1,420	$1,290
Payroll related	1,335	1,202
Professional services	436	503
Warranty reserve	428	234
Escrow payable	1,762	-
Other	639	137
	$6,020	$3,366

Changes in the Company’s warranty reserve were as follows:

	May 30,	May 31,
(In thousands)	2025	2024
Balance at the beginning of the period	$234	$267
Accruals for warranties issued during the period	679	511
Warranties acquired through business combination	144	-
Consumption of reserves	(629)	(544)
Balance at the end of the period	$428	$234

The accrued warranty balance is included in accrued expenses and other current liabilities on the consolidated balance sheets.

Deferred revenue, short-term consisted of the following:

	May 30,	May 31,
(In thousands)	2025	2024
Customer deposits	$1,802	$1,248
Deferred revenue	179	97
	$1,981	$1,345

4. BUSINESS COMBINATION

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

The escrow payable represented the present value of total escrow amount, net of certain indemnification, and was initially recorded within accrued expenses and other current liabilities and other long-term liabilities, respectively. The total escrow amount at the acquisition date included: (1) $2.1 million designated for the sellers' indemnification obligations and expected to be settled after 15 months, and (2) $0.7 million designated for the sellers' payment obligations and expected to be settled after 60 days. The escrow payable will be settled with cash of $2.8 million held in an escrow account for working capital adjustments and potential indemnification obligations in connection with the acquisition of Incal. Of the $2.8 million cash restricted in escrow, the Company initially recorded $0.7 million within prepaid expenses and other current assets and $2.1 million within Other non-current assets.

During the year ended May 30, 2025, the Company updated the purchase consideration, which reflects a reduction in the receivable related to the working capital adjustment from $0.8 million to $0.2 million and a reduction in escrow payable related to indemnification from $2.8 million to $2.5 million, based on negotiations with the seller. As a result, the total purchase consideration has been adjusted from $21.9 million to $22.2 million. Accordingly, the goodwill balance has increased from $10.4 million to $10.7 million. During the year ended May 30, 2025, the Company released $0.7 million of cash previously held in escrow related to working capital adjustments.

During the year ended May 30, 2025, the Company recorded immaterial adjustments to certain assets and liability balances and finalized the fair value of the assets acquired and liabilities assumed at the acquisition date in the table below:

(In thousands)	Fair Value
Cash	$16
Accounts receivable	1,285
Inventory	2,558
Goodwill	10,719
Property and equipment	165
Intangible assets	12,000
Operating lease right-of-use assets	810
Other assets, current and noncurrent	63
Accounts payable, accrued expenses and other liabilities, current and noncurrent	(2,180)
Deferred revenue	(489)
Operating lease liabilities, current and noncurrent	(714)
Deferred tax liabilities, net	(2,080)
Total	$22,153

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

Acquisition-related costs were $0.5 million during the year ended May 30, 2025 and were expensed in the period incurred within selling, general and administrative expense in the Company's Consolidated Statements of Operations.

The Company's Consolidated Statement of Operations for the year ended May 30, 2025 included $18.6 million in revenue and $3.8 million in net income contributed by Incal from the date of acquisition. Pro forma results of operations for this acquisition have not been presented, as the financial impact to the Company's consolidated results of operations is not material.

5. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

The Company's goodwill activity during the year ended May 30, 2025 was as follows:

(In thousands)	Total
Balance as of May 31, 2024	$-
Addition due to business combination	10,719
Balance as of May 30, 2025	$10,719

Goodwill was tested for impairment in the fourth quarter at the reporting unit level. There were no impairments to goodwill during the year ended May 30, 2025.

Purchased Intangible Assets

The Company’s purchased intangible assets, net, were as follows:

	May 30, 2025
(In thousands)		Accumulated
Finite-lived intangible assets:	Gross	Amortization	Net
Developed technology	$9,130	$(634)	$8,496
Trade names	1,050	(88)	962
Customer relationships	810	(61)	749
Non-compete agreements and others	1,010	(436)	574
Total	$12,000	$(1,219)	$10,781

Amortization expense related to purchased intangible assets with finite lives was $1.2 million for the year ended May 30, 2025.

As of May 30, 2025, the estimated future amortization expense of purchased intangible assets with finite lives is as follows:

(In thousands)	Amount

2026	$1,229
2027	1,183
2028	981
2029	939
2030	939
Thereafter	5,510
Total	$10,781

There were no impairment charges related to purchased intangible assets for the year ended May 30, 2025.

 6. INCOME TAXES

Domestic and foreign components of income (loss) before income tax expense (benefit) are as follows:

	Year Ended
	May 30,	May 31,	May 31,
(In thousands)	2025	2024	2023
Domestic	$(4,422)	$12,355	$14,541
Foreign	131	103	76
	$(4,291)	$12,458	$14,617

The income tax expense (benefit) consists of the following:

	Year Ended
	May 30,	May 31,	May 31,
(In thousands)	2025	2024	2023
Federal income taxes:
Current	$-	$6	$28
Deferred	(409)	(14,377)	-
State income taxes:
Current	7	14	-
Deferred	(12)	(6,396)	-
Foreign income taxes:
Current	33	55	32
Deferred	-	-	-
	$(381)	$(20,698)	$60

The Company’s effective tax rate differs from the U.S. federal statutory tax rate, as follows:

	Year Ended
	May 30,	May 31,	May 31,
	2025	2024	2023
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal tax effect	0.1	(51.1)	-
Foreign rate differential	0.1	0.2	0.7
Stock-based compensation	(10.3)	(8.4)	(9.1)
Research and development credit	(1.3)	(1.5)	(2.3)
Change in valuation allowance	-	(126.0)	(9.3)
Other	(0.7)	(0.3)	(0.6)
Effective tax rate	8.9%	(166.1)%	0.4%

The components of the net deferred tax assets and liabilities are as follows:

	May 30,	May 31,
(In thousands)	2025	2024
Deferred tax assets:
Net operating losses	$7,945	$9,344
Lease liability	2,295	1,310
Credit carryforwards	6,681	6,739
Inventory reserves	1,067	1,070
Reserves and accruals	1,368	855
Capitalized research and development	4,291	2,645
Other	-	23
	23,647	21,986
Deferred tax liabilities:
Operating lease right-of-use assets	(2,035)	(1,213)
Intangibles	(2,285)	-
Other	(213)	-
Net deferred tax assets	$19,114	$20,773

During the year ended May 31, 2024, the Company concluded that its deferred tax assets are more likely than not to become realizable, and as such, the Company reversed all its existing valuation allowance totaling $21.9 million. The conclusion that a valuation allowance was no longer needed was based on three years of cumulative pre-tax income, current year utilization of federal and state net operating losses, combined with estimates of future years' pre-tax income that are sufficient to realize the remaining deferred tax assets. The amount of the deferred tax asset considered realizable can change if estimates of future taxable income change or if objective negative and positive evidence change.

At May 30, 2025 and May 31, 2024, the Company has federal net operating loss carryforwards of approximately $28.0 million and $34.6 million and respectively, that are available to reduce future taxable income. A portion of the federal net operating losses will begin to expire in 2034. Federal net operating losses of $14.4 million will carryforward indefinitely and would be subject to an 80% taxable income limitation in the year utilized. At May 31, 2025 and May 31, 2024, the Company has state net operating loss carryforwards of $29.7 million and $29.8 million respectively, that are available to reduce future taxable income. The state net operating loss carryforwards will begin to expire in 2028.

At May 30, 2025 and May 31, 2024, the Company has federal research and development credit carryforwards of approximately $3.2 million and $3.3 million, respectively, that are available to offset future tax liability. The federal credit carryforwards began to expire in 2026. At May 30, 2025 and May 31, 2024, the Company has state research and development credit carryforwards of approximately $7.1 million and $7.1 million, respectively, that are available to offset future tax liability. The state credit carryforwards are not subject to expiration. The Company also has alternative minimum tax credit carryforwards of $34.1 thousand for state purposes. The credits may be used to offset regular tax and do not expire.

Sections 382 and 383 of the Internal Revenue Code limit the annual use of NOL carryforwards and tax credit carryforwards, respectively, following an ownership change. NOL carryforwards may be subject to annual limitations under Section 382 (or comparable provisions of state law) if certain changes in ownership of our company were to occur. In general, an ownership change occurs for the purposes of Section 382 if there is a more than 50% change in ownership of a company by 5% shareholders over a 3-year testing period. During the year ended May 31, 2024, a Section 382 study was completed and it was determined that there is no limitation on the Company’s ability to utilize its NOLs under Section 382. During the year ended May 30, 2025, the Company did not complete a formal Section 382 study on the potential limitation of its tax attributes due to no significant change in ownership.

The Company has made no provision for U.S. income taxes on undistributed earnings of certain foreign subsidiaries because it is the Company’s intention to permanently reinvest such earnings in its foreign subsidiaries. If such earnings were distributed, the Company would be subject to additional U.S. income tax expense.

The Company maintains liabilities for uncertain tax positions and such liabilities relate primarily to estimated tax credits and are treated as a reduction of deferred tax assets for tax credit carryforward. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available.

The aggregate changes in the balance of gross unrecognized tax benefits are as follows:

(In thousands)
Balance at May 31, 2022	$2,018
Increases related to prior year tax positions	90
Increases related to current year tax positions	168
Balance at May 31, 2023	2,276
Increases related to prior year tax positions	35
Decreases related to prior year tax positions	(28)
Increases related to current year tax positions	233
Decreases related to current year tax positions	(32)
Balance at May 31, 2024	2,484
Decreases related to prior year tax positions	(23)
Balance at May 30, 2025	$2,461

As of May 30, 2025 and May 31, 2024, the total amount of unrecognized tax benefits was approximately $2.5 million and $2.5 million, respectively. The unrecognized tax benefit of $2.5 million would impact the effective tax rate, if recognized. The Company had zero accrued interest and accrued penalties related to unrecognized tax benefit as of May 30, 2025. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months. The Company policy is to recognize interest and penalties in income tax expense.

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

7. LEASES

The Company leases its manufacturing and office space under operating leases. The principal administrative and production facility is located in Fremont, California, in a 51,289 square foot building. The Company entered into a non-cancelable operating lease agreement for its United States manufacturing and office facility, which was amended in December 2022 to extend the lease term to September 2030. The total commitments, net of tenant incentives of up to $0.3 million, under the modified lease are $8.6 million. The modified lease contains an option to further extend the lease for five years. The lease modification resulted in an increase in the Company’s operating lease right-of-use assets and operating lease liabilities of $5.9 million each in December 2022. In April 2025, it became reasonably certain that the Company would exercise the five-year lease extension option ending in September 2035 due to the remodeling of the Fremont manufacturing and administrative office. As a result, the lease modification increased the Company’s operating lease right-of-use assets and operating lease liabilities by $4.6 million each. The Company leases a 492 square foot sales and support office in Utting, Germany. The lease, which began on February 1, 1992, contains an automatic twelve months renewal. The Company leases a facility in the Philippines located in a 6,458 square foot building in Clark Freeport Zone, Pampanga. The lease, amended in 2023, began on November 1, 2023 and expires on June 30, 2029 with an option to renew for another three or five years at the prevailing market rate. Under the lease agreements, the Company is responsible for payments of utilities, taxes and insurance. In connection with the acquisition of Incal, the Company assumed the lease obligation for Incal’s office located in Fremont, California, which expires on July 31, 2026. Management decided to vacate the Incal office in May 2025 following the relocation of employees to the Company’s principal facilities in Fremont to consolidate the Company’s California operations. As a result of this decision and the associated change in the facility's intended use, the Company determined that the carrying value of the right-of-use asset associated with the Incal facility was no longer recoverable and recorded an impairment charge of $0.5 million as of May 30, 2025. The charge is reflected in restructuring charges in the consolidated statements of operations.

The Company has only operating leases for real estate including corporate offices, warehouse space and certain equipment. A lease with an initial term of 12 months or less is generally not recorded on the consolidated balance sheets, unless the arrangement includes an option to purchase the underlying asset, or renew the arrangement that the Company is reasonably certain to exercise. The Company recognizes lease expense on a straight-line basis over the lease term for short-term leases that the Company does not record on its consolidated balance sheets. The Company’s operating leases have remaining lease terms of one year to ten years.

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

As of May 30, 2025, the weighted average remaining lease term for the Company’s operating leases was 9.9 years and the weighted average discount rate was 6.95%.

The Company’s operating lease cost was $1.6 million, $1.2 million, and $0.9 million for the years ended May 30, 2025, May 31, 2024, and May 31, 2023.

The following table presents supplemental cash flow information related to the Company’s operating leases:

	May 30,	May 31,	May 31,
(In thousands)	2025	2024	2023

Operating cash flows paid for operating leases	$1,239	$916	$835
Right of use assets obtained in exchange for operating leases liabilities	$4,619	$318	$5,855

The following table presents the maturities of the Company’s operating lease liabilities as of May 30, 2025:

(In thousands)
Fiscal year	Operating Leases
2026	$1,635
2027	1,350
2028	1,316
2029	1,361
2030	1,341
Thereafter	8,327
Total future minimum operating lease payments	15,330
Less: imputed interest	(4,500)
Present value of operating lease liabilities	$10,830

8. RETIREMENT PLAN

The Company maintains a defined contribution savings plan named AEHR Test Systems 401(k) Savings & Retirement Plan (the “401(k) Plan”) to provide retirement savings to all qualified employees of the Company. The 401(k) Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan is funded by voluntary pre-tax contributions from employees. Contributions are invested, as directed by the participant, in investment funds available under the 401(k) Plan.  Effective July 1, 2024, the Company implemented a discretionary matching contribution under its 401(k) Plan. All matching contributions are 100% vested immediately. The Company’s matching contributions to the 401(k) Plan totaled $0.3 million during fiscal 2025. No matching contributions were made during fiscal years 2024 and 2023.

9. COMMITMENTS AND CONTINGENCIES

Commitment

Purchase obligations consist of non-cancelable significant contractual obligations. As of May 30, 2025, the Company’s unconditional purchase obligations, which have a remaining term in excess of 12 months, are not material.

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

On December 3, 2024, a putative shareholder class action lawsuit captioned Lucid Alternative Fund, LP v. Aehr Test Systems, Inc. was filed in the United States District Court for the Northern District of California against the Company. The lawsuit alleged, in part, that the Company and certain of its executives made materially false and misleading statements regarding the Company’s earnings guidance and other financial projections for 2024. The lawsuit sought unspecified monetary damages and purported to represent purchasers of the Company’s securities between January 9, 2024 and March 24, 2024. On February 3, 2025, Lucid and individual investor Yue Guo each filed motions requesting appointment as lead plaintiff. On March 19, 2025, the court appointed Yue Guo, who is represented by Rosen Law, as lead plaintiff in the shareholder class action. On April 4, 2025, the court ordered lead plaintiff to file an amended complaint or designate the existing complaint as operative by May 16, 2025; defendants to file their anticipated motion to dismiss by June 6, 2025; lead plaintiff to respond to the motion by June 27, 2025; and defendants to reply by July 11, 2025.  The court scheduled a hearing on defendants’ motion to dismiss for August 8, 2025. On May 16, 2025, the court-appointed lead plaintiff elected to dismiss the case voluntarily, with all parties to bear their own fees and costs. The Court subsequently closed the case. Additionally, two shareholder derivative complaints were filed, alleging breaches of fiduciary duties and other misconduct by certain directors and officers of the Company. The derivative complaints were consolidated before the same judge as the putative shareholder class action lawsuit under the caption In re Aehr Test Systems, Inc. Stockholder Derivative Litigation, No. 3:24-cv-09236-SI. On April 28, 2025, the court entered an order staying the consolidated action pending resolution of any motion(s) to dismiss, including any related appeal(s), in the Lucid litigation. On June 9, 2025, the court dismissed the derivative action without prejudice pursuant to the parties’ stipulation. The Company believes the claims in all three lawsuits were without merit. Following the voluntary dismissal of the shareholder class action and the court’s dismissal of the consolidated derivative action, no related proceedings are currently pending.

On October 16, 2024, the Company filed a complaint with the China Suzhou Intermediate Court to protect its intellectual property rights in China against Suzhou Semight Instruments Co., Ltd. (“Semight”) and its related entities and/or distributors, alleging infringement of the Company’s two patents related to wafer burn-in systems and wafer reliability test systems. The Company is seeking injunctive relief, claiming that Semight’s actions have infringed upon its intellectual property rights and caused substantial harm to its business. The Company believes its claims are valid and is vigorously pursuing its legal remedies. At this stage, the outcome of the litigation is uncertain, and the Company is unable to predict the likelihood of success or estimate the potential financial impact, if any, on its consolidated financial statements. The Company has also incurred and expects to continue to incur legal expenses related to this matter. On November 15 and December 6, 2024, Semight filed a petition for invalidation to the two aforementioned Chinese patents with the Department of National Intellectual Properties in Beijing, respectively. The oral hearings for both of the patents have been held, and the decision has been issued for both patents that upholds part of the claims. In addition, the Company received a suspension ruling from Suzhou Intermediate People’s Court on the infringement proceedings, pending the outcome of the validity rulings. With both patents having been upheld, the suspended infringement proceedings are expected to resume shortly.

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

On October 15, 2024, the Board of Directors authorized management to execute a new $100 million shelf registration, and a Registration Statement on Form S-3 was filed with the SEC. Additionally, a Prospectus Supplement for sales of $40 million of common stock pursuant to an ATM offering program was subsequently filed on October 29, 2025. No proceeds were raised from the ATM during fiscal 2025. The remaining amount of the ATM offering program was $40 million as of May 30, 2025.

11. REVENUE

Disaggregation of Revenue

The following tables show revenues by major product categories. Within each product category, contract terms, conditions and economic factors affecting the nature, amount, timing and uncertainty around revenue recognition and cash flow are substantially similar.

The Company’s revenues by product category are as follows:

	Year Ended
	May 30,	May 31,	May 31,
(In thousands)	2025	2024	2023
Systems	$21,978	$24,169	$38,844
Contactors	30,848	37,560	21,873
Services	6,142	4,489	4,244
	$58,968	$66,218	$64,961

The following presents information about the Company’s operations in different geographic areas. Net revenues are based on ship-to locations:

	Year Ended
	May 30,	May 31,	May 31,
(In thousands)	2025	2024	2023
Asia	$37,095	$58,076	$55,609
United States	17,673	3,532	9,289
Europe	4,200	4,610	63
	$58,968	$66,218	$64,961

With the exception of the amount of service contracts and extended warranties, the Company’s product category revenues are recognized at point in time when control transfers to customers. The following presents revenue based on timing of recognition:

	Year Ended
	May 30,	May 31,	May 31,
(In thousands)	2025	2024	2023
Timing of revenue recognition:
Products and services transferred at a point in time	$57,745	$64,590	$63,531
Services transferred over time	1,223	1,628	1,430
	$58,968	$66,218	$64,961

Contract Balances

Accounts receivable are recognized in the period the Company delivers goods and provides services or when the Company’s right to consideration is unconditional. Contract assets include unbilled receivables which represent revenues that are earned in advance of scheduled billings to customers. These amounts are primarily related to product sales where transfer of control has occurred but the Company has not yet invoiced. As of May 30, 2025 and May 31, 2024, unbilled receivables were $3.6 million and $0.2 million, respectively, and were included in prepaid expenses and other current assets on the accompanying consolidated balance sheets.

Contract liabilities include payments received in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities as of May 30, 2025 and May 31, 2024 were $2.0 million and $1.4 million, respectively, and were included in deferred revenue, short-term and deferred revenue, long-term on the accompanying consolidated balance sheets. During the fiscal years ended May 30, 2025 and May 31, 2024, the Company recognized $1.3 million and $2.8 million, respectively, of revenues that were included in contract liabilities as of May 31, 2024 and 2023, respectively.

Remaining Performance Obligations

As of May 30, 2025, the remaining performance obligations, exclusive of customer deposits, which were comprised of deferred service contracts and extended warranty contracts not yet delivered, are not material. The foregoing excludes the value of the remaining performance obligations that have original durations of one year or less, and also excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

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

12. EMPLOYEE STOCK PLANS

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

The following table summarizes the total stock-based compensation expense for the fiscal years ended May 30, 2025, May 31, 2024, and May 31, 2023:

	Year Ended
	May 30,	May 31,	May 31,
(In thousands, except per share data)	2025	2024	2023
Cost of sales	$737	$330	$331
Research and development	1,476	639	706
Selling, general and administrative	2,949	1,549	1,711
Net effect on net income (loss)	$5,162	$2,518	$2,748

Effect on net income (loss) per share:
Basic	$0.17	$0.09	$0.10
Diluted	$0.17	$0.09	$0.09

As of May 30, 2025 and May 31, 2024, stock-based compensation totaling $0.3 million and $0.3 million, respectively, was capitalized as part of inventory.

The following table presents the combined stock activities and the total number of shares available for grant under the Company’s equity incentive plans:

(in thousands)	Available Shares for Grant
Balance, May 31, 2022	735
Options granted	(110)
RSUs granted	(674)
RSUs cancelled	60
Options terminated	16
Balance, May 31, 2023	27
Shares issued under 2023 Equity Incentive Plan	1,500
Shares retired under 2016 Equity Incentive Plan	(95)
Options granted	(4)
RSUs granted	(221)
RSUs cancelled	144
Options terminated	12
Balance, May 31, 2024	1,363
RSUs granted	(634)
RSUs cancelled	70
Options terminated	2
Balance, May 30, 2025	801

Restricted Stock Units, Performance Restricted Stock Units and Restricted Stock Awards

The Company’s nonvested RSU, PRSU and restricted stock awards granted to employees and members of the Company’s Board of Directors for the fiscal year ended May 30, 2025 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	Per Share	(In Years)	(in thousands)
Unvested, May 31, 2024	294	$20.08	2.3	$3,381
Granted (1)	634	14.74
Vested	(194)	15.10
Forfeited (2)	(70)	15.75
Unvested, May 30, 2025	664	$16.89	2.1	$6,330

(1)	Includes 277,000 original performance-based awards, of which 80,000 performance-based awards have target achievement goals whereby the grantee can earn up to 200% of the original award (up to 161,000 shares) if the maximum target goals are met. During the year ended May 30, 2025, 23,000 shares were earned as a result of target goals being met in excess of 100% achievement. The remaining awards are earned at 100% if the target goals are achieved.

(2)	Includes 54,000 performance-based awards for which target goals have not been achieved.

During fiscal 2025, the Company recorded stock-based compensation related to RSUs, PRSUs, performance restricted shares and restricted shares of $3.7 million. As of May 30, 2025, the total unrecognized compensation expense related to unvested RSU, PRSU and restricted shares was $6.9 million. This expense will be amortized on a straight-line basis over a weighted average period of approximately 2.1 years.

Stock Options

The following table summarized the stock option transactions during fiscal 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregated Intrinsic Value
	(in thousands)	Per Share	(In Years)	(in thousands)
Balances, May 31, 2024	702	$4.37	3.3	$5,320
Options terminated	(2)
Options exercised	(55)
Balances, May 30, 2025	645	$4.47	2.3	$3,619
Options exercisable, May 30, 2025	585	$3.85	2.1	$3,531
Options exercisable and expected to vest	645	$4.47	2.3	$3,619

The fair value of the Company’s stock options granted to employees was estimated on the date of grant using the Black-Scholes model and the straight-line attribution approach with the following weighted average assumptions:

	Year Ended
	May 31,	May 31,
	2024	2023

Expected term (in years)	5	5-6
Volatility	93%	86%
Risk-free interest rates	4.34%	3.12%
Weighted average grant date fair value	$36.02	$6.29

No options were granted during the year ended May 30, 2025. The total intrinsic values of options exercised were $0.6 million, $9.5 million, and $17.1 million during fiscal 2025, 2024, and 2023, respectively.

During fiscal year 2025, the Company recorded stock-based compensation related to its stock options of $0.5 million. As of May 30, 2025, the Company had $0.4 million of total unrecognized compensation expense related to unvested stock options granted and outstanding which is expected to be recognized over a weighted average remaining period of 1.3 years.

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

For the fiscal years ended May 30, 2025, May 31, 2024, and May 31, 2023, approximately 116,000, 72,000, and 211,000 shares of common stock were issued under the ESPP. As of May 30, 2025, 210,000 shares remain available for issuance under the ESPP.

The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Year Ended
	May 30,	May 31,	May 31,
	2025	2024	2023
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Volatility	80% - 95%	70% - 94%	91% - 203%
Risk-free interest rates	3.61% - 4.36%	4.72% - 5.53%	3.97% - 4.94%
Weighted average grant date fair value	$2.01	$6.30	$13.60

During fiscal years 2025, 2024, and 2023, the Company recorded stock-based compensation related to its ESPP of $1.0 million, $0.8 million, and $0.8 million, respectively.

As of May 30, 2025, the total unrecognized compensation expense related to purchase rights under the ESPP was $1.0 million. This expense will be amortized on a straight-line basis over a weighted average period of approximately 1.3 years.

Employee Stock Ownership Plan

The Company had a non-contributory, trusteed employee stock ownership plan or Employee Stock Ownership Plan (“ESOP”) for full-time and part-time employees. The Company can contribute either shares of the Company’s stock or cash to the ESOP. During the fiscal years ended May 30, 2025, May 31, 2024, and May 31, 2023, the Company contributed 26,064, 9,085, and 29,832 shares to the ESOP. As a result, the Company recognized stock-based compensation expense totaling zero, $0.3 million, and $0.3 million during the fiscal years ended May 30, 2025, May 31, 2024, and May 31, 2023, respectively. Shares held in the ESOP are included in the net income (loss) per share calculation. The Company terminated its ESOP plan in fiscal year 2025 and began to provide a matching contribution to the participants of the 401(k) Plan.

13. RESTRUCTURING CHARGES

In the fourth quarter of fiscal 2025, the Company initiated a restructuring plan to consolidate facilities and optimize cost structure in order to more effectively support the Company’s long-term strategic objectives. Restructuring charges relate to impairment of long-lived assets that will no longer be used in operations, including right-of-use assets and facility-related property, contract termination costs and facility exit-related costs.

The following table presents restructuring charges included in the Consolidated Statements of Operations:

Year Ended
May 30,
(In thousands)	2025
Asset impairments	$584
Contract termination	188
Facility exit-related	92
Total	$864

There were no restructuring charges for the years ended May 31, 2024 and 2023.

The Company recorded a restructuring liability of $0.2 million as of May 30, 2025, primarily related to contract termination costs, which is included as a component of accrued expenses and other current liabilities.

14. NET INCOME (LOSS) PER SHARE

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

The following table presents the computation of basic and diluted net income (loss) per share:

	Year Ended
	May 30,	May 31,	May 31,
(In thousands, except per share data)	2025	2024	2023
Numerator:
Net income (loss)	$(3,910)	$33,156	$14,557
Denominator:
Basic weighted average shares outstanding	29,581	28,818	27,785
Dilutive effect of common equivalent shares outstanding	-	799	1,430
Diluted weighted average shares outstanding	29,581	29,617	29,215

Net income (loss) per share - Basic	$(0.13)	$1.15	$0.52
Net income (loss) per share - Diluted	$(0.13)	$1.12	$0.50

Antidilutive employee share-based awards, excluded	1,781	351	5

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in the components of accumulated other comprehensive loss, net of tax, were as follows:

	Cumulative
	translation	Unrealized loss
(In thousands)	adjustment	on investments, net	Total
Balance as of May 31, 2023	$(138)	$(17)	$(155)
Other comprehensive income (loss) before reclassifications	(20)	17	(3)
Balance as of May 31, 2024	(158)	-	(158)
Other comprehensive income (loss) before reclassifications	32		32
Balance as of May 30, 2025	$(126)	$-	$(126)

16. SEGMENT INFORMATION

The Company's chief executive officer, who is the chief operating decision maker ("CODM"), reviews discrete financial information presented at the consolidated basis, to assess performance and allocate resources. There are no segment managers who are held accountable for operations or operating results below the consolidated unit level. Accordingly, the Company has only one reportable segment. The information for revenue category by type, geography and timing of revenue recognition, is summarized in Note 11, “Revenue.”

The CODM reviews consolidated expense information under the categories that are reported on the Consolidated Statement of Operations, for the purpose of allocating resources and evaluating financial performance.

Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas:

	May 30,	May 31,
(In thousands)	2025	2024
United States	$8,892	$3,128
International	77	125
Total property and equpment, net	$8,969	$3,253

As of May 30, 2025, the operating lease right-of-use assets of $9.3 million and $0.3 million were allocated to the United States and international locations, respectively. As of May 31, 2024, operating lease right-of-use assets of $5.4 million and $0.3 million were allocated to the United States and international locations, respectively.

17. SUBSEQUENT EVENTS

On July 4, 2025, the One Big Beautiful Bill Act was enacted. Among other changes, it permanently extends several corporate tax provisions formerly expiring in 2025, alters depreciation/amortization rules (including full R&D expensing and bonus depreciation), modifies interest deductibility limits, and discontinues or phases out certain energy tax credits. The company is currently evaluating the impacts on its financial statements including its effective tax rate and deferred tax assets and liabilities in future years.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control – Integrated Framework” (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our assessment excluded internal control over financial reporting at Incal Technology, Inc, which was acquired on July 31, 2024 and whose revenue constitutes 31.5% of the Company’s consolidated revenue for the year ended May 30, 2025. We will include this acquired entity in our assessment of the effectiveness of internal controls over financial reporting in the fiscal year 2026 annual management report, the annual management report following the first anniversary of the acquisition. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework (2013), our management has concluded that the Company’s internal control over financial reporting was effective as of May 30, 2025.

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

The change in fiscal year did not impact the Company’s previously issued consolidated financial statements or tax reporting. The new fiscal year began on June 1, 2024, and ended on May 30, 2025, following the 4-4-5 calendar format.

Amended and Restated Bylaws

On February 24, 2025, the Board of Directors of the Company approved and adopted the Amended and Restated Bylaws of the Company (the “Amended and Restated Bylaws”), effective immediately. Among other things, the Amended and Restated Bylaws (i) added advance notice provisions for the nomination of directors or the proposal of other business at stockholder meetings, and (ii) made other administrative, modernizing, clarifying, and conforming changes. These changes were previously disclosed in a Form 8-K filed on February 28, 2025. Refer to the 8-K for further details.

Insider Adoption or Termination of Trading Arrangements

 On May 14, 2025, Gayn Erickson, President and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 291,088 shares of the Company’s common stock until May 14, 2027.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2025 Annual Meeting of Shareholders.

We have adopted an insider trading policy governing the purchase, sale, and other dispositions of our securities by our directors, officers, employees and other individuals associated with us that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2025 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2025 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2025 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2025 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1.	Financial Statements

See Index under Item 8.

2.	Financial Statement Schedule

None.

3.	Exhibits

See Item 15(b) below.

(b) Exhibits

The following exhibits are filed as part of or incorporated by reference into this Report:

Exhibit No.	Description

3.1(1)	Restated Articles of Incorporation of Registrant.
3.2(2)	Amended and Restated Bylaws of Registrant.
4.1(3)	Form of Common Stock certificate.
4.2(4)	Registration Rights Agreement by and among the Company and the Investors (as defined therein), dated as of September 22, 2016.
4.3(5)	Description of Securities
10.1(6)	Amended and Restated 2006 Employee Stock Purchase Plan.*
10.2(7)	2016 Equity Incentive Plan.*
10.3(8)	Form of Indemnification Agreement entered into between Registrant and its directors and executive officers.*
10.4(9)	Form of Change of Control Agreement.*
10.5(10)	Lease dated August 3, 1999 for facilities located at Building C, 400 Kato Terrace, Fremont, California.
10.6(11)	First Amendment dated May 06, 2008 for facilities located at 400 Kato Terrace, Fremont, California.
10.7(12)	Second Amendment dated November 7, 2014 for facilities located at 400 Kato Terrace, Fremont, California.
10.8(13)	Third Amendment dated February 27, 2018 for facilities located at 400 Kato Terrace, Fremont, California.
10.9(14)	Offer Letter dated January 3, 2012, between the Company and Gayn Erickson.*
10.10(15)	Offer Letter dated March 5, 2013, between the Company and Rhea Posedel.*
10.11(16)	Form of Change in Control and Severance Agreement by and between Aehr Test Systems and its executive officers.*
10.12(17)	Amended and Restated Change of Control Severance Agreement dated March 5, 2013, between the Company and Rhea J. Posedel.*
10.13(18)	Form of 2016 Equity Incentive Plan Stock Option Award Agreement.*

10.14(19)	Form of 2016 Equity Incentive Plan Restricted Stock Unit Award.*
10.15(20)	Purchase Agreement by and among the Company and the Investors (as defined therein), dated as of September 22, 2016.
10.16(21)	Equity Distribution Agreement, dated as of September 17, 2021, by and between Craig-Hallum Capital Group LLC and Aehr Test Systems
10.17(22)	Equity Distribution Agreement, dated as of February 7, 2023, by and among William Blair & Company L.L.C., Craig-Hallum Capital Group LLC and Aehr Test Systems
10.18(23)	Fourth Amendment dated December 5, 2022 for facilities located at 400 Kato Terrace, Fremont, California.
10.19(24)	2023 Equity Incentive Plan
19.1	Aehr Test Systems Insider Trading Policy (filed herewith).
21.1(25)	Subsidiaries of the Company.
23.1	Consent of BPM LLP - Independent Registered Public Accounting Firm (filed herewith).
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31.1	Certification Statement of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification Statement of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
97.1(26)	Aehr Test Systems Policy for Recovery of Erroneously Awarded Compensation, effective as of August 14, 2023

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

___________________

(1)	Incorporated by reference to the same-numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 filed June 11, 1997 (File No. 333-28987).
(2)	Incorporated by reference to Exhibit 3.1 previously filed with the Company’s Current Report on Form 8-K filed February 28, 2025 (File No. 000-22893).
(3)	Incorporated by reference to the same-numbered exhibit previously filed with Amendment No.1 to the Company’s Registration Statement on Form S-1 filed July 17, 1997 (File No. 333-28987).
(4)	Incorporated by reference to Exhibit 10.2 previously filed with the Company’s Current Report on Form 8-K filed September 28, 2016 (File No. 000-22893).
(5)	Incorporated by reference to Exhibit 4.3 previously filed with the Company’s Annual Report on Form 10-K filed August 27, 2021 (File No. 000-22893).
(6)	Incorporated by reference to Exhibit 4.2 previously filed with the Company’s Registration Statement on Form S-8 filed November 14, 2016 (File No. 333-214589).
(7)	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed September 26, 2019 (File No. 333-214589).
(8)	Incorporated by reference to Exhibit 10.4 previously filed with Amendment No.1 to the Company’s Registration Statement on Form S-1 filed July 17, 1997 (File No. 333-28987).
(9)	Incorporated by reference to Exhibit 10.14 previously filed with the Company’s Form 10-K for the year ended May 31, 2001 filed August 29, 2001 (File No. 000-22893).
(10)	Incorporated by reference to Exhibit 10.12 exhibit previously filed with the Company’s Form 10-K for the year ended May 31, 1999 filed August 30, 1999 (File No. 000-22893).
(11)	Incorporated by reference to Exhibit 10.15 previously filed with the Company’s Current Report on Form 8-K filed May 9, 2008 (File No. 000-22893).
(12)	Incorporated by reference to Exhibit 10.1 previously filed with the Company’s Current Report on Form 8-K filed November 12, 2014 (File No. 000-22893).
(13)	Incorporated by reference to Exhibit 10.1 previously filed with the Company’s Current Report on Form 8-K filed March 2, 2018 (File No. 000-22893).
(14)	Incorporated by reference to Exhibit No. 10.1 previously filed with the Company's Current Report on Form 8-K filed January 9, 2012 (File No. 000-22893).
(15)	Incorporated by reference to Exhibit No. 10.1 previously filed with the Company's Current Report on Form 8-K filed March 8, 2013 (File No. 000-22893).
(16)	Incorporated by reference to Exhibit No. 10.1 previously filed with the Company's Current Report on Form 8-K filed September 6, 2024 (File No. 000-22893).
(17)	Incorporated by reference to Exhibit No. 10.2 previously filed with the Company's Current Report on Form 8-K filed March 8, 2013 (File No. 000-22893).
(18)	Incorporated by reference to Exhibit 10.19 previously filed with the Company’s Annual Report on Form 10-K filed August 29, 2017 (File No. 000-22893).
(19)	Incorporated by reference to Exhibit 10.20 previously filed with the Company’s Annual Report on Form 10-K filed August 29, 2017 (File No. 000-22893).
(20)	Incorporated by reference to Exhibit 10.1 previously filed with the Company’s Current Report on Form 8-K filed September 28, 2016 (File No. 000-22893).
(21)	Incorporated by reference to Exhibit 1.1 previously filed with the Company’s Current Report on Form 8-K filed September 17, 2021 (File No. 000-22893).
(22)	Incorporated by reference to Exhibit 4.3 previously filed with the Company’s Annual Report on Form 10-K filed August 27, 2021 (File No. 000-22893).
(23)	Incorporated by reference to Exhibit 10.1 previously filed with the Company’s Current Report on Form 8-K filed December 5, 2022 (File No. 000-22893).
(24)	Incorporated by reference to Exhibit 99.1 of the Company’s S-8 filed October 27, 2023 (File No. 333-275202).
(25)	Incorporated by reference to Exhibit 21.1 previously filed with the Company’s Annual Report on Form 10-K filed August 27, 2021 (File No. 000-22893).
(26)	Incorporated by reference to Exhibit 97 previously filed with the Company’s Annual Report on Form 10-K filed July 30, 2024 (File No. 000-22893).

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

Dated: July 28, 2025

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

Signature	Title	Date

/s/ RHEA J. POSEDEL	Chairman	July 28, 2025
Rhea J. Posedel
/s/ GAYN ERICKSON	President, Chief Executive Officer, and Director (Principal Executive Officer)	July 28, 2025
Gayn Erickson
/s/ CHRIS P. SIU	Executive Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	July 28, 2025
Chris P. Siu

/s/ FARIBA DANESH	Director	July 28, 2025
Fariba Danesh

/s/ LAURA OLIPHANT	Director	July 28, 2025
Laura Oliphant

/s/ GEOFFREY G. SCOTT	Director	July 28, 2025
Geoffrey G. Scott

/s/ HOWARD T. SLAYEN	Director	July 28, 2025
Howard T. Slayen

