Form 10-Q
period 2025-08-29
AEHR TEST SYSTEMS
filed 2025-10-08
CIK 1040470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 2025

or

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

There were 30,006,590 shares of the Registrant’s Common Stock outstanding as of October 1, 2025.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

AEHR TEST SYSTEMS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	August 29,	May 30,
(In thousands, except par value)	2025	2025
ASSETS
Current assets:
Cash and cash equivalents	$22,708	$24,529
Accounts receivable	13,055	14,191
Inventories	41,842	41,997
Prepaid expenses and other current assets	6,447	8,061
Total current assets	84,052	88,778
Property and equipment, net	9,001	8,969
Goodwill	10,719	10,719
Intangible assets, net	10,439	10,781
Deferred tax assets, net	19,875	19,114
Operating lease right-of-use assets, net	9,422	9,601
Other non-current assets	584	546
Total assets	$144,092	$148,508
LIABILITIES AND SHAREHOLDERS EQUITY
Current liabilities:
Accounts payable	$3,380	$6,728
Accrued expenses and other current liabilities	6,509	6,020
Operating lease liabilities, short-term	905	909
Deferred revenue, short-term	1,119	1,981
Total current liabilities	11,913	15,638
Operating lease liabilities, long-term	9,710	9,921
Deferred revenue, long-term	35	36
Other long-term liabilities	40	42
Total liabilities	21,698	25,637
Commitments and contingencies (Note 6)
Shareholders equity:
Preferred stock, $0.01 par value: Authorized: 10,000 shares;
Issued and outstanding: none	-	-
Common stock, $0.01 par value: Authorized: 75,000 shares;
Issued and outstanding: 29,973 shares and 29,877 shares at August 29, 2025 and May 30, 2025, respectively	300	299
Additional paid-in capital	147,333	145,758
Accumulated other comprehensive loss	(95)	(126)
Accumulated deficit	(25,144)	(23,060)
Total shareholders' equity	122,394	122,871
Total liabilities and shareholders equity	$144,092	$148,508

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

AEHR TEST SYSTEMS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	August 29,	August 30,
(In thousands, except per share data)	2025	2024
Revenue	$10,969	$13,119
Cost of revenue	7,250	6,041
Gross profit	3,719	7,078
Operating expenses:
Research and development	2,849	2,361
Selling, general and administrative	4,717	4,558
Restructuring charges	219	-
Total operating expenses	7,785	6,919
Income (loss) from operations	(4,066)	159
Interest income, net	179	681
Other income (expense), net	1,051	(26)
Income (loss) before income taxes expense (benefit)	(2,836)	814
Income tax expense (benefit)	(752)	154
Net income (loss)	$(2,084)	$660

Net income (loss) per share:
Basic	$(0.07)	$0.02
Diluted	$(0.07)	$0.02
Shares used in per share calculations:
Basic	29,923	29,107
Diluted	29,923	29,632

 See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

4

AEHR TEST SYSTEMS

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	August 29,	August 30,
(In thousands)	2025	2024
Net income (loss)	$(2,084)	$660
Other comprehensive income (loss), net of tax:
Net change in cumulative translation adjustment	31	24
Comprehensive income (loss)	$(2,053)	$684

 See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

AEHR TEST SYSTEMS

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
(In thousands)	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Three Months Ended August 29, 2025
Balances, May 30, 2025	29,877	$299	$145,758	$(126)	$(23,060)	$122,871
Issuance of common stock under employee plans	118	1	169	-	-	170
Shares repurchased for tax withholdings on vesting of restricted stock units	(22)	-	(328)	-	-	(328)
Stock-based compensation	-	-	1,734	-	-	1,734
Net loss	-	-	-	-	(2,084)	(2,084)
Foreign currency translation adjustment	-	-	-	31	-	31
Balances, August 29, 2025	29,973	$300	$147,333	$(95)	$(25,144)	$122,394

			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
(In thousands)	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Three Months Ended August 30, 2024
Balances, May 31, 2024	28,995	$289	$130,612	$(158)	$(19,150)	$111,593
Issuance of common stock for business acqusition	552	6	9,375	-	-	9,381
Issuance of common stock under employee plans	47	-	56	-	-	56
Shares repurchased for tax withholdings on vesting of restricted stock units	(10)	-	(162)	-	-	(162)
Stock-based compensation	-	-	931	-	-	931
Net income	-	-	-	-	660	660
Foreign currency translation adjustment	-	-	-	24	-	24
Balances, August 30, 2024	29,584	$295	$140,812	$(134)	$(18,490)	$122,483

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

AEHR TEST SYSTEMS

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	August 29,	August 30,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income (loss)	$(2,084)	$660
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	1,671	870
Depreciation and amortization	743	347
Deferred income taxes	(761)	144
Amortization of operating lease right-of-use assets	179	219
Changes in operating assets and liabilities:
Accounts receivable	1,140	2,555
Inventories	218	(2,880)
Prepaid expenses and other current assets	1,576	(719)
Accounts payable	(2,401)	(628)
Accrued expenses	505	288
Deferred revenue	(863)	1,727
Operating lease liabilities	(215)	(205)
Income taxes payable	10	2
Net cash provided by (used in) operating activities	(282)	2,380

Cash flows from investing activities:
Purchases of property and equipment	(1,391)	(197)
Payments for business acquisition, net of cash and cash equivalents acquired	-	(10,615)
Net cash used in investing activities	(1,391)	(10,812)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee plans	170	56
Shares repurchased for tax withholdings on vesting of restricted stock units	(328)	(162)
Net cash used in financing activities	(158)	(106)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	9	9

Net decrease in cash, cash equivalents and restricted cash	(1,822)	(8,529)

Cash, cash equivalents and restricted cash, beginning of period(1)	26,480	49,309
Cash, cash equivalents and restricted cash, end of period (1)	$24,658	$40,780

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

Basis of Presentation

The unaudited Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting. Accordingly, the unaudited Condensed Consolidated Financial Statements do not include certain information and footnote disclosures normally included in the annual consolidated financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements for the interim periods presented have been prepared on a basis consistent with the May 30, 2025 audited Consolidated Financial Statements and reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated financial position and results of operations as of and for such periods indicated. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended May 30, 2025.

Principles of Consolidation

The Company’s Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries and all significant intercompany accounts and transactions have been eliminated upon consolidation.

Critical Accounting Policies and use of Estimates

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended May 30, 2025. There have been no significant changes to the Company’s critical accounting policies during the three months ended August 29, 2025. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates in these Condensed Consolidated Financial Statements include valuation of inventory at the lower of cost or net realizable value, valuation of intangible assets and impairment of long-lived assets and goodwill. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments which subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company performs credit evaluations of its customers’ financial condition and generally requires no collateral. The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months Ended
	August 29,	August 30,
	2025	2024

Customer A	42.6%	*
Customer B	21.8%	*
Customer C	11.6%	90.8%

The Company had gross accounts receivable from individual customers in excess of 10% of gross accounts receivable as follows:

	August 29,	May 30,
	2025	2025

Customer A	22.1%	*
Customer B	18.2%	*
Customer C	*	12.0%
Customer D	20.8%	26.2%
Customer E	17.8%	17.2%
Customer F	*	17.1%

* Amount was less than 10% of total gross accounts receivable

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both in the United States and foreign jurisdictions. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses for Accounts Receivable and Contract Assets. The new guidance allows companies to apply a practical expedient when estimating credit losses on current accounts receivable and contract assets. This ASU is effective for fiscal years beginning after December 15, 2025. Early adoption is permitted for periods in which financial statements have not yet been issued or made ready for issuance on a prospective basis. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements.

2. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table represents the Company’s assets measured at fair value on a recurring basis as of August 29, 2025, and the basis for that measurement:

	Balance as of
(In thousands)	August 29, 2025	Level 1	Level 2	Level 3
Money market funds	$20,863	$20,863	$-	$-
Total	$20,863	$20,863	$-	$-

The following table represents the Company’s assets measured at fair value on a recurring basis as of May 30, 2025, and the basis for that measurement:

	Balance as of
(In thousands)	May 30, 2025	Level 1	Level 2	Level 3
Money market funds	$21,461	$21,461	$-	$-
Total	$21,461	$21,461	$-	$-

Included in money market funds as of August 29, 2025 and May 30, 2025 was $0.2 million restricted cash representing a security deposit for the Company’s United States manufacturing and office space lease. There were no financial liabilities measured at fair value as of August 29, 2025 and May 30, 2025. There were no transfers between Level 1 and Level 2 fair value measurements during the three months ended August 29, 2025. The carrying amounts of financial instruments, including cash equivalents, accounts receivable, accounts payable and certain other accrued liabilities, approximate fair value due to their short maturities.

3. BALANCE SHEET INFORMATION

Inventories

Inventories consisted of the following:

	August 29,	May 30,
(In thousands)	2025	2025
Raw materials and sub-assemblies	$32,609	$30,644
Work in process	8,674	9,263
Finished goods	559	2,090
	$41,842	$41,997

Property and equipment

Property and equipment, net consisted of the following:

	Useful life	August 29,	May 30,
(In thousands)	(in years)	2025	2025
Leasehold improvements	*	$6,098	$5,999
Machinery and equipment	3 - 5	3,845	3,846
Test equipment	4 - 5	2,883	2,898
Furniture and fixtures	2 - 10	1,336	1,331
Construction-in-process		673	362
		14,835	14,436
Less: accumulated depreciation		(5,834)	(5,467)
		$9,001	$8,969

* Lesser of estimated useful life or lease term.

Depreciation expense was $0.4 million for the three months ended August 29, 2025 and $0.2 million for the three months ended August 30, 2024.

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

The following is a summary of changes in the Company's liability for product warranties during the three months ended August 29, 2025 and August 30, 2024:

	Three Months Ended
	August 29,	August 30,
(In thousands)	2025	2024
Balance at the beginning of the period	$428	$234
Accruals for warranties issued during the period	169	178
Adjustments to previously existing warranty accruals	204	-
Consumption of reserves	(291)	(193)
Balance at the end of the period	$510	$219

The accrued warranty balance is included in accrued expenses on the accompanying Condensed Consolidated Balance Sheets.

Deferred revenue

Deferred revenue, short-term consisted of the following:

	August 29,	May 30,
(In thousands)	2025	2025
Customer deposits	$826	$1,802
Deferred revenue	293	179
	$1,119	$1,981

4. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

There were no impairments to goodwill during the three months ended August 29, 2025 and August 30, 2024, respectively.

Purchased Intangible Assets

The Company’s purchased intangible assets, net, were as follows:

	August 29, 2025			May 30, 2025
(In thousands)		Accumulated			Accumulated
Finite-lived intangible assets:	Gross	Amortization	Net	Gross	Amortization	Net
Developed technology	$9,130	$(824)	$8,306	$9,130	$(634)	$8,496
Trade names	1,050	(114)	936	1,050	(88)	962
Customer relationships	810	(80)	730	810	(61)	749
Non-compete agreements and others	1,010	(543)	467	1,010	(436)	574
Total	$12,000	$(1,561)	$10,439	$12,000	$(1,219)	$10,781

Amortization expense related to purchased intangible assets with finite lives was $0.3 million for the three months ended August 29, 2025 and $0.1 million for the three months ended August 30, 2024. There were no impairments to purchased intangible assets during the three months ended August 29, 2025 and August 30, 2024, respectively.

As of August 29, 2025, the estimated future amortization expense of purchased intangible assets with finite lives is as follows:

(In thousands)	Amount
Remainder of 2026	887
2027	1,183
2028	981
2029	939
2030	939
2031	939
Thereafter	4,571
Total	$10,439

5. INCOME TAXES

The following table provides details of income taxes:

	Three Months Ended
	August 29,	August 30,
(In thousands)	2025	2024
Income (loss) before income tax expense (benefit)	$(2,836)	$814
Income tax expense (benefit)	$(752)	$154
Effective tax rate	26.5%	18.9%

The Company’s effective tax rate varies from the U.S. federal statutory rate of 21% primarily due to the tax deduction from stock-based compensation. During interim periods, tax expenses are accrued for jurisdictions that are anticipated to be profitable for fiscal 2026.

For the three months ended August 29, 2025, the Company utilized the discrete effective tax rate method as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18 to compute the interim tax provision for the U.S. jurisdiction. Considering the near break-even level of pretax income (loss) forecasted for the year and significant permanent differences, relatively small changes in estimates of pretax income would result in significant volatility in the estimated annual effective tax rate. As a result of this potential volatility, the Company computed the interim tax provision on a year-to-date discrete basis for U.S. operations. For the three months ended August 29, 2025, the Company recognized a tax benefit due to year-to-date losses in the United States. Tax expense for the three months ended August 30, 2024 was primarily due to taxable income in the U.S. and in profitable foreign subsidiaries.

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

On December 3, 2024, a putative shareholder class action lawsuit captioned Lucid Alternative Fund, LP v. Aehr Test Systems, Inc. was filed in the United States District Court for the Northern District of California against the Company. The lawsuit alleged, in part, that the Company and certain of its executives made materially false and misleading statements regarding the Company’s earnings guidance and other financial projections for 2024. The lawsuit sought unspecified monetary damages and purported to represent purchasers of the Company’s securities between January 9, 2024 and March 24, 2024. On February 3, 2025, Lucid and individual investor Yue Guo each filed motions requesting appointment as lead plaintiff. On March 19, 2025, the court appointed Yue Guo, who was represented by Rosen Law, as lead plaintiff in the shareholder class action. On April 4, 2025, the court ordered lead plaintiff to file an amended complaint or designate the existing complaint as operative by May 16, 2025; defendants to file their anticipated motion to dismiss by June 6, 2025; lead plaintiff to respond to the motion by June 27, 2025; and defendants to reply by July 11, 2025.  The court scheduled a hearing on defendants’ motion to dismiss for August 8, 2025. On May 16, 2025, the court-appointed lead plaintiff elected to dismiss the case voluntarily, with all parties to bear their own fees and costs. The Court subsequently closed the case. Additionally, two shareholder derivative complaints were filed, alleging breaches of fiduciary duties and other misconduct by certain directors and officers of the Company. The derivative complaints were consolidated before the same judge as the putative shareholder class action lawsuit under the caption In re Aehr Test Systems, Inc. Stockholder Derivative Litigation, No. 3:24-cv-09236-SI. On April 28, 2025, the court entered an order staying the consolidated action pending resolution of any motion(s) to dismiss, including any related appeal(s), in the Lucid litigation. On June 9, 2025, the court dismissed the derivative action without prejudice pursuant to the parties’ stipulation. The Company believes the claims in all three lawsuits were without merit. Following the voluntary dismissal of the shareholder class action and the court’s dismissal of the consolidated derivative action, no related proceedings are currently pending.

On October 16, 2024, the Company filed a complaint with the China Suzhou Intermediate Court to protect its intellectual property rights in China against Suzhou Semight Instruments Co., Ltd. (“Semight”) and its related entities and/or distributors, alleging infringement of the Company’s two patents related to wafer burn-in systems and wafer reliability test systems. The Company is seeking injunctive relief and damage compensation, claiming that Semight’s actions have infringed upon its intellectual property rights and caused substantial harm to its business. The Company believes its claims are valid and is vigorously pursuing its legal remedies. At this stage, the outcome of the litigation is uncertain, and the Company is unable to predict the likelihood of success or estimate the potential financial impact, if any, on its condensed consolidated financial statements. The Company has also incurred and expects to continue to incur legal expenses related to this matter. On November 15 and December 6, 2024, Semight filed a petition for invalidation to the two aforementioned Chinese patents with the Department of National Intellectual Properties in Beijing, respectively. The oral hearings for both of the patents have been held, and the decision has been issued for both patents that upholds part of the claims. In addition, the Company received a suspension ruling from Suzhou Intermediate People’s Court on the infringement proceedings, pending the outcome of the validity rulings. With both patents having been upheld, the suspended infringement proceedings have resumed. The hearing for the divisional patent was held on August 28, 2025, and the hearing for the parent patent is scheduled for October 17, 2025.

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

7. SHAREHOLDERS’ EQUITY

On October 15, 2024, the Board of Directors authorized management to execute a $100 million shelf registration, and a Registration Statement on Form S-3 was filed with the SEC. Additionally, a Prospectus Supplement for sales of $40 million of common stock pursuant to an ATM offering program was subsequently filed on October 29, 2024. No proceeds were raised from the ATM during fiscal 2025. The remaining amount of the ATM offering was $40 million as of August 29, 2025.

8. REVENUE

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

Disaggregation of revenue

The following presents information about the Company’s net revenues in different geographic areas, which are based upon ship-to locations, and by product category:

	Three Months Ended
	August 29,	August 30,
(In thousands)	2025	2024
United States	$4,812	$523
Europe and Middle East	3,681	18
Asia	2,476	12,578
	$10,969	$13,119

	Three Months Ended
	August 29,	August 30,
(In thousands)	2025	2024
Systems	$6,764	$60
Contactors	2,613	12,094
Services	1,592	965
	$10,969	$13,119

With the exception of the amount of service contracts and extended warranties, the Company’s product net revenues are recognized at a point in time when control transfers to the customer. The following presents net revenues based on timing of recognition:

	Three Months Ended
	August 29,	August 30,
(In thousands)	2025	2024
Timing of revenue recognition:
Products and services transferred at a point in time	$10,225	$12,917
Services transferred over time	744	202
	$10,969	$13,119

Contract balances

Accounts receivable are recognized in the period the Company delivers goods or provides services and when the Company’s right to payment is unconditional.  Contract assets include unbilled receivables which represent revenues that are earned in advance of scheduled billings to customers. These amounts are primarily related to product sales where transfer of control has occurred but the Company has not yet invoiced. As of August 29, 2025 and May 30, 2025, unbilled receivables were $1.5 million and $3.6 million, respectively, and were included in prepaid expenses and other current assets on the accompanying Condensed Consolidated Balance Sheets.

Contract liabilities include payments received in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities as of August 29, 2025 and May 30, 2025 were $1.2 million and $2.0 million, respectively, and were included in deferred revenue, short-term and deferred revenue, long-term on the accompanying Condensed Consolidated Balance Sheets. During the three months ended August 29, 2025, the Company recognized $1.7 million in revenue which were included in contract liabilities as of May 30, 2025.

Remaining performance obligations

As of August 29, 2025, the remaining performance obligations, exclusive of customer deposits, which were comprised of deferred service contracts and extended warranty contracts not yet delivered, are not material. The foregoing excludes the value of other remaining performance obligations as they have original durations of one year or less and excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

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

9. STOCK-BASED COMPENSATION

Stock-based compensation expense consists of expenses for stock options, restricted stock units (“RSUs”), performance RSUs (“PRSUs”), restricted shares, performance restricted shares and employee stock purchase plan (“ESPP”) purchase rights. Stock-based compensation expense for stock options and ESPP purchase rights is measured at each grant date, based on the fair value of the award using the Black-Scholes option valuation model, and is recognized as expense over the employee’s requisite service period. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different from those of publicly traded options. For RSUs, PRSUs, restricted shares and performance restricted shares, stock-based compensation expense is based on the fair value of the Company’s common stock at the grant date and is recognized as expense over the employee’s requisite service period. All of the Company’s stock-based compensation is accounted for as equity instruments. See Note 12 in the Company’s Annual Report on Form 10-K for fiscal 2025 filed on July 28, 2025 for further information regarding the equity incentive plans and the ESPP.

The following table summarizes the stock-based compensation expense for the three months ended August 29, 2025 and August 30, 2024:

	Three Months Ended
	August 29,	August 30,
(In thousands)	2025	2024
Cost of sales	$159	$93
Research and development	365	208
Selling, general and administrative	1,147	569
	$1,671	$870

Stock-based compensation expense totaling $0.4 million and $0.3 million was capitalized as part of inventory as of August 29, 2025 and May 30, 2025, respectively.

The Company’s nonvested RSU, PRSU and restricted shares activities during the three months ended August 29, 2025 were as follows:

		Weighted
		Average Grant
		Date Fair
	Shares	Value
	(in thousands)	Per Share
Unvested, May 30, 2025	664	$16.89
Granted (1)	529	15.13
Vested	(61)	14.81
Forfeited	(4)	17.54
Unvested, August 29, 2025	1,128	$16.18

(1) Includes 241,000 performance-based awards, of which approximately 70,000 performance-based awards have target achievement goals whereby the grantee can earn up to 200% of the original award (up to 141,000 shares) if the maximum target goals are met. The remaining awards are earned at 100% if the target goals are achieved

There were no options granted during the three months ended August 29, 2025 and August 30, 2024. There were no ESPP purchase rights granted during the three months ended August 29, 2025 and August 30, 2024.

10. RESTRUCTURING CHARGES

During the three months ended May 30, 2025, the Company initiated a restructuring plan to consolidate facilities and optimize cost structure in order to more effectively support the Company’s long-term strategic objectives. Restructuring charges relate to impairment of long-lived assets that will no longer be used in operations, including right-of-use assets and facility-related property, contract termination costs and facility exit-related costs. There were no additional charges incurred related to this plan during the three months ended August 29, 2025. The related restructuring liability, primarily related to contract termination costs, remained at $0.2 million as of August 29, 2025 and is included as a component of accrued expenses and other current liabilities.

Separately, the Company implemented a workforce reduction to align resources with its business needs in the three months ended August 29, 2025. The Company recorded $0.2 million of restructuring charges in the Condensed Consolidated Statements of Operations during the three months ended August 29, 2025, primarily related to employee termination benefits. No restructuring liability remained as of August 29, 2025 related to this initiative.

There were no restructuring charges during the three months ended August 30, 2024.

11. EMPLOYEE RETENTION CREDIT

The Company filed claims for the Employee Retention Credit (“ERC”) with the Internal Revenue Service in February 2024 under the provisions of the Coronavirus Aid, Relief, and Economic Security Act, as amended. During the three months ended August 29, 2025, the Company received a refund of approximately $1.3 million, which was recognized as other income in the Condensed Consolidated Statements of Operations.

In connection with filing the ERC claims, the Company engaged a third-party service provider under a contingent-fee arrangement. As a result, the Company incurred a service fee of approximately $0.3 million, which was recorded in other expense in the Condensed Consolidated Statements of Operations during the three months ended August 29, 2025.

12. NET INCOME (LOSS) PER SHARE

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

The following table presents the computation of basic and diluted net income (loss) per share:

	Three Months Ended
	August 29,	August 30,
(In thousands, except per share data)	2025	2024
Numerator:
Net income (loss)	$(2,084)	$660
Denominator:
Basic weighted average shares outstanding	29,923	29,107
Dilutive effect of common equivalent shares outstanding	-	525
Diluted weighted average shares outstanding	29,923	29,632

Net income (loss) per share - Basic	$(0.07)	$0.02
Net income (loss) per share - Diluted	$(0.07)	$0.02

Antidilutive employee share-based awards, excluded	1,924	640

13. SEGMENT AND CONCENTRATION INFORMATION

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

Property and equipment, net by geographic area are as follows:

	August 29,	May 30,
(In thousands)	2025	2025
United States	$8,939	$8,892
International	62	77
Total property and equipment, net	$9,001	$8,969

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact may be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential”, “target” or “continue,” the negative effect of terms like these or other similar expressions. Any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries, which may be provided by us are also forward-looking statements. These forward-looking statements are only predictions. Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those anticipated or projected. All forward-looking statements included in this document are based on information available to us on the date of filing and we further caution investors that our business and financial performance are subject to substantial risks and uncertainties. We assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risk factors set forth in Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended May 30, 2025, filed with the Securities and Exchange Commission on July 28, 2025. All references to “we”, “us”, “our”, “Aehr Test”, “Aehr Test Systems” or the “Company” refer to Aehr Test Systems.

Overview

We are a leading provider of test solutions for testing, burning-in, and stabilizing semiconductor devices in wafer level, singulated die, and package part form, and have installed thousands of systems worldwide.  The rapid advancement of generative artificial intelligence (AI) and the accelerating electrification of transportation and global infrastructure represent two of the most significant macro-trends impacting the semiconductor industry today. These transformative forces are driving enormous growth in semiconductor demand while fundamentally increasing the performance, reliability, safety, and security requirements of the devices used across computing and data infrastructure, telecommunications networks, hard disk drive and solid-state storage solutions, electric vehicles, charging systems, and renewable energy generation. As these applications operate at ever-higher power levels and in increasingly mission-critical environments, the need for comprehensive test and burn-in has become more essential than ever. Semiconductor manufacturers are turning to advanced wafer-level and package-level burn-in systems to screen for early-life failures, validate long-term reliability, and ensure consistent performance under extreme electrical and thermal stress. This growing emphasis on reliability testing reflects a fundamental shift in the industry—from simply achieving functionality to guaranteeing dependable operation throughout a product’s lifetime, a requirement that continues to expand alongside the scale and complexity of next-generation semiconductor devices.

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

In connection with the acquisition of Incal Technology, Inc. (“Incal”), our product portfolio further expanded to include packaged parts burn-in solutions for the full range of power and complexity of integrated circuits. Incal’s product lines feature the Sonoma series for ultra-high-power burn-in testing, the Tahoe series for medium-power reliability burn-in, and the Echo series for low-power and high parallelism testing. The Sonoma line, with its ultra-high-power capabilities, is specifically designed to address the reliability and burn-in needs of the burgeoning demand for AI accelerators, graphics processing units (“GPUs”), high-performance computing (“HPC”) processors, and devices that can reach over a thousand watts of power per device. The Tahoe and Echo lines for medium-power and low-power burn-in solutions, respectively, target logic, system on a chip (“SoC”), and mixed-signal devices employed in mobile communications, mobility, medical, military, aerospace, and data center applications. These systems are frequently used by independent test and burn-in labs, as well as semiconductor manufacturers.

Our net revenue consists primarily of sales of FOX-P systems, WaferPak Aligners and DiePak Loaders, WaferPak contactors, DiePak carriers, Sonoma systems, Tahoe systems, Echo systems, test fixtures, upgrades and spare parts, service contracts revenues, and non-recurring engineering charges. Our selling arrangements may include contractual customer acceptance provisions, which are mostly deemed perfunctory or inconsequential, and installation of the product occurs after shipment, transfer of title and risk of loss.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, assumptions and judgments, including those related to customer programs and incentives, inventories, and income taxes. Our estimates are derived from historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Those results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of the critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended May 30, 2025.

There have been no material changes to our critical accounting policies and estimates during the three months ended August 29, 2025, compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended May 30, 2025.

Results of Operations

Discussion of Results of Operations for the Three Months Ended August 29, 2025 compared to the Three Months Ended August 30, 2024

Revenues

	Three Months Ended
	August 29,	August 30,	Percent
(Dollars in thousands)	2025	2024	Change
Revenues	$10,969	$13,119	(16%)

For the three months ended August 29, 2025, revenue decreased by $2.2 million, compared to the same period in the prior year, primarily driven by lower shipments of contactors due to the ongoing softness in demand for electric vehicles. Contactors revenue decreased by $9.5 million, partially offset by an increase in systems revenue of $6.7 million and an increase in service revenue of $0.6 million.

Revenue by Geography	Three Months Ended
	August 29,	August 30,	Percent
(Dollars in thousands)	2025	2024	Change
United States	$4,812	$523	820%
Europe and Middle East	3,681	18	N.M.
Asia	2,476	12,578	(80%)
Total revenues	$10,969	$13,119	(16%)
United States as a percentage of total revenues	43.9%	4.0%
Europe and Middle East as a percentage of total revenues	33.5%	0.1%
Asia as a percentage of total revenues	22.6%	95.9%

N.M.-Not meaningful

On a geographic basis, revenues represent products that were shipped to or services that were performed at our customer locations. For the three months ended August 29, 2025, compared to the same period in the prior year, revenue decreased in Asia due to the ongoing softness in demand for electric vehicles, which was partially offset by increases in FOX-P systems sold in the United States, Europe and Middle East.

Gross Margin

	Three Months Ended
	August 29,	August 30,	Percent
(Dollars in thousands)	2025	2024	Change
Gross profit	$3,719	$7,078	(47%)
Gross margin	33.9%	54.0%

Gross profit decreased by $3.4 million for the three months ended August 29, 2025, compared to the same period in the prior year, primarily due to lower revenue levels. Gross margin decreased by 20.1 percentage points primarily due to a change in product mix, higher assembly and warranty costs, increased tariffs on imported parts following recent government policy changes, and amortization of acquired intangible assets.

Research and Development

	Three Months Ended
	August 29,	August 30,	Percent
(Dollars in thousands)	2025	2024	Change
Research and development	$2,849	$2,361	21%
As a percentage of total revenues	26.0%	18.0%

Research and development expenses consist primarily of compensation and benefits for product development personnel, outside development service costs, travel expenses, facilities cost allocations, and stock-based compensation charges. Research and development expenses increased by $0.5 million for the three months ended August 29, 2025, compared to the same period in the prior year. The increase was primarily driven by higher employment-related costs, including stock-based compensation, which resulted from increased headcount.

Selling, General and Administrative

	Three Months Ended
	August 29,	August 30,	Percent
(Dollars in thousands)	2025	2024	Change
Selling, general and administrative	$4,717	$4,558	3%
As a percentage of total revenues	43.0%	34.7%

Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel, legal and accounting service costs, marketing communications costs, travel expenses, facilities cost allocations, and stock-based compensation charges. Selling, general and administrative expenses remained consistent for the three months ended August 29, 2025, compared to the same period in the prior year, as higher stock-based compensation was partially offset by lower legal fees.

Restructuring Charges

	Three Months Ended
	August 29,	August 30,	Percent
(Dollars in thousands)	2025	2024	Change
Restructuring Charges	$219	$-	N.M.
As a percentage of total revenues	2.0%

N.M.-Not meaningful

Restructuring charges incurred for the three months ended August 29, 2025 primarily related to a workforce reduction implemented to better align our resources with our business needs. For further explanation of our restructuring charges, see Note 10, Restructuring Charges, in Notes to Condensed Consolidated Financial Statements.

Interest and Other Income (Expense), Net

	Three Months Ended
	August 29,	August 30,	Percent
(Dollars in thousands)	2025	2024	Change
Interest income, net	$179	$681	(74%)
Other Income (expense), net	1,051	(26)	N.M.
Interest and other income (expense), net	$1,230	$655	88%

N.M.-Not meaningful

Interest and other income (expense), net, primarily consists of interest income, foreign currency transaction exchange gains and losses and other non-operating income and expense. Interest income, net, decreased by $0.5 million for the three months ended August 29, 2025, compared to the same period in the prior year, primarily driven by lower interest income earned on a lower average cash balances and lower yields from our investments in money market funds.  Other income (expense), net, increased by $1.1 million for the three months ended August 29, 2025, compared to the same period in the prior year, primarily attributable to the Employee Retention Credit (“ERC”) refund of $1.3 million received, net of a $0.3 million third-party service fee incurred in connection with the filing of the ERC claims during the three months ended August 29, 2025. For further explanation of the ERC, see Note 11, Employee Retention Credit, in Notes to Condensed Consolidated Financial Statements.

Income Tax Expense (Benefit)

	Three Months Ended
	August 29,	August 30,	Percent
(Dollars in thousands)	2025	2024	Change
Income tax expense (benefit)	$(752)	$154	(588%)

For the three months ended August 29, 2025, the Company recognized $0.8 million income tax benefit, primarily driven by year-to-date losses in the United States. For the three months ended August 30, 2024, income tax expense was primarily due to taxable income in the United States and in profitable foreign subsidiaries.

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash were $24.7 million as of August 29, 2025, compared to $40.8 million as of August 30, 2024. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for the next twelve months.

	Three Months Ended
	August 29,	August 30,
(In thousands)	2025	2024	Change
Operating activities	$(282)	$2,380	$(2,662)
Investing activities	(1,391)	(10,812)	9,421
Financing activities	(158)	(106)	(52)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9	9	-
Net increase (decrease) in cash, cash equivalents and restricted cash	$(1,822)	$(8,529)	$6,707

Net Cash Flows Provided by (Used in) Operating Activities

The $2.7 million decrease in cash flows from operating activities for the three months ended August 29, 2025, compared to the same period in the prior year, was driven primarily by a lower income (loss) before income tax (benefit), a decrease in cash provided by deferred revenue due to timing of customer deposits and revenue recognition, an increase in cash used to pay down accounts payable, and a decrease in cash provided by collection of accounts receivable due to the lower revenue, partially offset by a decrease in cash used in inventory purchase due to anticipated lower customer demand, a decrease in cash used in prepaid expenses and higher non-cash charges including stock-based compensation expense and depreciation and amortization.

Net Cash Flows Used in Investing Activities

Net cash used in investing activities decreased by $9.4 million for the three months ended August 29, 2025 compared to the same period in the prior year. The decrease was primarily due to the $10.6 million payment to acquire Incal during the three months ended August 30, 2024, partially offset by a $1.2 million increase in cash spending on property and equipment, primarily related to office renovation.

Net Cash Flows Used in Financing Activities

Net cash used in financing activities did not change materially for the three months ended August 29, 2025, compared to the same period in the prior year.

Off-Balance Sheet Agreements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. There have been no material changes in the composition, magnitude or other key characteristics of our contractual obligations or other commitments as disclosed in the Company's Annual Report on Form 10-K for the year ended May 30, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, evaluated the effectiveness of our "disclosure controls and procedures" as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of August 29, 2025, in connection with the filing of this Quarterly Report on Form 10-Q. Based on that evaluation as of August 29, 2025, our CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended August 29, 2025, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to various claims and legal proceedings that arise in the ordinary course of business. We accrue for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. For additional information regarding legal proceedings, refer to Note 6 – Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

Item 1A, “Risk Factors,” on pages 12 through 20 of the Company’s Annual Report on Form 10-K for the year ended May 30, 2025, provides information on the significant risks associated with our business. There have been no subsequent material changes to these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On August 8, 2025, Gayn Erickson, President and Chief Executive Officer, terminated his previously adopted Rule 10b5-1 trading arrangement. As of August 29, 2025, none of our directors or officers have in place a Rule 10b5-1 trading arrangement.

Item 6. Exhibits

Exhibit Number	Description
3.1(1)	Restated Article of Incorporation of Registrant

3.2(2)	Amended and Restated Bylaws of the Registrant

4.1(3)	Form of Common Stock certificate

31. 1	Certification of the principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31. 2	Certification of the principal financial and accounting officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32. 1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32. 2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.†

101.SCH	XBRL Taxonomy Extension Schema Document.†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†

_____________________

1	Incorporated by reference to the same-numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 filed June 11, 1997 (File No. 333-28987).
2	Incorporated by reference to Exhibit 3.1 previously filed with the Company’s Current Report on Form 10-K filed July 28, 2025 (File No. 000-22893)
3	Incorporated by reference to the same-numbered exhibit previously filed with Amendment No.1 to the Company’s Registration Statement on Form S-1 filed July 17, 1997 (File No. 333-28987).

†	Filed herewith.
**	Furnished, and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEHR TEST SYSTEMS

Date: October 8, 2025	By:	/s/ GAYN ERICKSON
Gayn Erickson
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 8, 2025	By:	/s/ CHRIS P. SIU
Chris P. Siu
Executive Vice President of Finance, and Chief Financial Officer
(Principal Financial and Accounting Officer)

