Form 10-Q
period 2025-11-28
AEHR TEST SYSTEMS
filed 2026-01-12
CIK 1040470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 28, 2025

or

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

There were 30,627,342 shares of the Registrant’s Common Stock outstanding as of January 2, 2026.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	November 28,	May 30,
(In thousands, except par value)	2025	2025
ASSETS
Current assets:
Cash and cash equivalents	$30,835	$24,529
Accounts receivable	10,282	14,191
Inventories	42,723	41,997
Prepaid expenses and other current assets	4,349	8,061
Total current assets	88,189	88,778
Property and equipment, net	8,987	8,969
Goodwill	10,719	10,719
Intangible assets, net	10,143	10,781
Deferred tax assets, net	21,076	19,114
Operating lease right-of-use assets, net	9,272	9,601
Other non-current assets	348	546
Total assets	$148,734	$148,508
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,548	$6,728
Accrued expenses and other current liabilities	3,729	6,020
Operating lease liabilities, short-term	585	909
Deferred revenue, short-term	443	1,981
Total current liabilities	8,305	15,638
Operating lease liabilities, long-term	9,578	9,921
Deferred revenue, long-term	35	36
Other long-term liabilities	40	42
Total liabilities	17,958	25,637
Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, $0.01 par value: Authorized: 10,000 shares;
Issued and outstanding: none	-	-
Common stock, $0.01 par value: Authorized: 75,000 shares;
Issued and outstanding: 30,624 shares and 29,877 shares at November 28, 2025 and May 30, 2025, respectively	306	299
Additional paid-in capital	158,954	145,758
Accumulated other comprehensive loss	(110)	(126)
Accumulated deficit	(28,374)	(23,060)
Total shareholders' equity	130,776	122,871
Total liabilities and shareholders’ equity	$148,734	$148,508

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	November 28,	November 29,	November 28,	November 29,
(In thousands, except per share data)	2025	2024	2025	2024
Revenue	$9,884	$13,453	$20,853	$26,572
Cost of revenue	7,339	8,053	14,589	14,094
Gross profit	2,545	5,400	6,264	12,478
Operating expenses:
Research and development	2,972	2,276	5,821	4,637
Selling, general and administrative	4,434	4,637	9,151	9,195
Restructuring charges	(213)	-	6	-
Total operating expenses	7,193	6,913	14,978	13,832
Loss from operations	(4,648)	(1,513)	(8,714)	(1,354)
Interest income, net	194	228	373	909
Other income, net	10	40	1,061	14
Loss before income tax benefit	(4,444)	(1,245)	(7,280)	(431)
Income tax benefit	(1,214)	(217)	(1,966)	(63)
Net loss	$(3,230)	$(1,028)	$(5,314)	$(368)

Net loss per share:
Basic	$(0.11)	$(0.03)	$(0.18)	$(0.01)
Diluted	$(0.11)	$(0.03)	$(0.18)	$(0.01)
Shares used in per share calculations:
Basic	30,177	29,659	30,050	29,383
Diluted	30,177	29,659	30,050	29,383

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
	November 28,	November 29,	November 28,	November 29,
(In thousands)	2025	2024	2025	2024
Net loss	$(3,230)	$(1,028)	$(5,314)	$(368)
Other comprehensive income (loss), net of tax:
Net change in cumulative translation adjustment	(15)	(57)	16	(33)
Comprehensive loss	$(3,245)	$(1,085)	$(5,298)	$(401)

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
(In thousands)	Shares	Amount	Capital	Loss	Deficit	Equity
Three Months Ended November 28, 2025
Balances, August 29, 2025	29,973	$300	$147,333	$(95)	$(25,144)	122,394
Issuance of common stock in public offering	384	3	9,368	-	-	9,371
Issuance of common stock under employee plans	285	3	894	-	-	897
Shares repurchased for tax withholdings on vesting of restricted stock units	(18)	-	(491)	-	-	(491)
Stock-based compensation	-	-	1,850	-	-	1,850
Net loss	-	-	-	-	(3,230)	(3,230)
Foreign currency translation adjustment	-	-	-	(15)	-	(15)
Balances, November 28, 2025	30,624	$306	$158,954	$(110)	$(28,374)	$130,776

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
(In thousands)	Shares	Amount	Capital	Loss	Deficit	Equity
Six Months Ended November 28, 2025
Balances, May 30, 2025	29,877	$299	$145,758	$(126)	$(23,060)	$122,871
Issuance of common stock in public offering	384	3	9,368	-	-	9,371
Issuance of common stock under employee plans	403	4	1,063	-	-	1,067
Shares repurchased for tax withholdings on vesting of restricted stock units	(40)	-	(819)	-	-	(819)
Stock-based compensation	-	-	3,584	-	-	3,584
Net loss	-	-	-	-	(5,314)	(5,314)
Foreign currency translation adjustment	-	-	-	16	-	16
Balances, November 28, 2025	30,624	$306	$158,954	$(110)	$(28,374)	$130,776

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
(In thousands)	Shares	Amount	Capital	Loss	Deficit	Equity
Three Months Ended November 29, 2024
Balances, August 30, 2024	29,584	$295	$140,812	$(134)	$(18,490)	$122,483
Issuance of common stock under employee plans	137	2	773	-	-	775
Shares repurchased for tax withholdings on vesting of restricted stock units	(12)	-	(181)	-	-	(181)
Stock-based compensation	-	-	1,189	-	-	1,189
Net loss	-	-	-	-	(1,028)	(1,028)
Foreign currency translation adjustment	-	-	-	(57)	-	(57)
Balances, November 29, 2024	29,709	$297	$142,593	$(191)	$(19,518)	$123,181

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
(In thousands)	Shares	Amount	Capital	Loss	Deficit	Equity
Six Months Ended November 29, 2024
Balances, May 31, 2024	28,995	$289	$130,612	$(158)	$(19,150)	$111,593
Issuance of common stock for business acqusition	552	6	9,375	-	-	9,381
Issuance of common stock under employee plans	184	2	829	-	-	831
Shares repurchased for tax withholdings on vesting of restricted stock units	(22)	-	(343)	-	-	(343)
Stock-based compensation	-	-	2,120	-	-	2,120
Net loss	-	-	-	-	(368)	(368)
Foreign currency translation adjustment	-	-	-	(33)		(33)
Balances, November 29, 2024	29,709	$297	$142,593	$(191)	$(19,518)	$123,181

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

AEHR TEST SYSTEMS
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	November 28,	November 29,
(In thousands)	2025	2024
Cash flows from operating activities:
Net loss	$(5,314)	$(368)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,512	1,945
Depreciation and amortization	1,433	953
Deferred income taxes	(1,962)	(90)
Amortization of operating lease right-of-use assets	360	506
Changes in operating assets and liabilities:
Accounts receivable	3,891	3,718
Inventories	(654)	(3,638)
Prepaid expenses and other current assets	2,108	(2,940)
Accounts payable	(2,114)	(1,880)
Accrued expenses	(483)	5
Deferred revenue	(1,539)	(1,209)
Operating lease liabilities	(697)	(478)
Income taxes payable	6	(17)
Net cash used in operating activities	(1,453)	(3,493)

Cash flows from investing activities:
Purchases of property and equipment	(1,858)	(518)
Payments for business acquisition, net of cash and cash equivalents acquired	(1,801)	(10,615)
Net cash used in investing activities	(3,659)	(11,133)

Cash flows from financing activities:
Proceeds from issuance of common stock from public offering, net of issuance costs	9,371	-
Proceeds from issuance of common stock under employee plans	1,067	831
Shares repurchased for tax withholdings on vesting of restricted stock units	(819)	(343)
Net cash provided by financing activities	9,619	488

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	(3)

Net increase (decrease) in cash, cash equivalents and restricted cash	4,505	(14,141)

Cash, cash equivalents and restricted cash, beginning of period(1)	26,480	49,309
Cash, cash equivalents and restricted cash, end of period (1)	$30,985	$35,168

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

Critical Accounting Policies and use of Estimates

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended May 30, 2025. There have been no significant changes to the Company’s critical accounting policies during the six months ended November 28, 2025. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates in these Condensed Consolidated Financial Statements include valuation of inventory at the lower of cost or net realizable value, valuation of intangible assets and impairment of long-lived assets and goodwill. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments which subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company performs credit evaluations of its customers’ financial condition and generally requires no collateral. The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months Ended		Six Months Ended
	November 28,	November 29,	November 28,	November 29,
	2025	2024	2025	2024

Customer A	58.8%	*	28.0%	*
Customer C	*	*	22.4%	*
Customer D	*	*	13.5%	*
Customer E	*	46.5%	*	68.4%
Customer F	*	12.1%	*	*

* Amount was less than 10% of total revenues

The Company had gross accounts receivable from individual customers in excess of 10% of gross accounts receivable as follows:

	November 28,	May 30,
	2025	2025

Customer A	56.8%	17.1%
Customer B	11.8%	26.2%
Customer E	*	12.0%
Customer G	*	17.2%

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

The following table represents the Company’s assets measured at fair value on a recurring basis as of November 28, 2025, and the basis for that measurement:

	Balance as of
(In thousands)	November 28, 2025	Level 1	Level 2	Level 3
Money market funds	$28,673	$28,673	$-	$-
Total	$28,673	$28,673	$-	$-

The following table represents the Company’s assets measured at fair value on a recurring basis as of May 30, 2025, and the basis for that measurement:

	Balance as of
(In thousands)	May 30, 2025	Level 1	Level 2	Level 3
Money market funds	$21,461	$21,461	$-	$-
Total	$21,461	$21,461	$-	$-

As of November 28, 2025 and May 30, 2025, restricted cash of $0.2 million representing a security deposit for the Company’s United States manufacturing and office space lease was included in money market funds. There were no financial liabilities measured at fair value as of November 28, 2025 and May 30, 2025. There were no transfers between Level 1 and Level 2 fair value measurements during the six months ended November 28, 2025. The carrying amounts of financial instruments, including cash equivalents, accounts receivable, accounts payable and certain other accrued liabilities, approximate fair value due to their short maturity.

3. BALANCE SHEET INFORMATION

Inventories

Inventories consisted of the following:

	November 28,	May 30,
(In thousands)	2025	2025
Raw materials and sub-assemblies	$32,781	$30,644
Work in process	9,404	9,263
Finished goods	538	2,090
	$42,723	$41,997

Property and equipment

Property and equipment, net consisted of the following:

	Useful life	November 28,	May 30,
(In thousands)	(in years)	2025	2025
Leasehold improvements	*	$6,101	$5,999
Machinery and equipment	3 - 5	3,850	3,846
Test equipment	4 - 5	2,883	2,898
Furniture and fixtures	2 - 5	1,475	1,331
Construction-in-process		888	362
		15,197	14,436
Less: accumulated depreciation		(6,210)	(5,467)
		$8,987	$8,969

* Lesser of estimated useful life or lease term.

Depreciation expense was $0.4 million and $0.8 million for the three and six months ended November 28, 2025, respectively. Depreciation expense was $0.2 million and $0.4 million for the three and six months ended November 29, 2024, respectively.

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

The following is a summary of changes in the Company's liability for product warranties during the three and six months ended November 28, 2025 and November 29, 2024:

	Three Months Ended		Six Months Ended
	November 28,	November 29,	November 28,	November 29,
(In thousands)	2025	2024	2025	2024
Balance at the beginning of the period	$510	$219	$428	$234
Accruals for warranties issued during the period	145	130	314	308
Warranties acquired through business combination	-	144	-	144
Consumption of reserves	(310)	(135)	(601)	(328)
Adjustments to previously existing warranty accruals	204	-	408	-
Balance at the end of the period	$549	$358	$549	$358

Adjustments to previously existing warranty accruals represent changes in estimates based on updated information regarding historical warranty experience and expected future claims. The accrued warranty balance is included in accrued expenses on the accompanying Condensed Consolidated Balance Sheets.

Deferred revenue

Deferred revenue, short-term consisted of the following:

	November 28,	May 30,
(In thousands)	2025	2025
Customer deposits	$214	$1,802
Deferred revenue	229	179
	$443	$1,981

4. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

There were no impairments to goodwill during the three and six months ended November 28, 2025 and November 29, 2024, respectively.

Purchased Intangible Assets

The Company’s purchased intangible assets, net, were as follows:

	November 28, 2025			May 30, 2025
(In thousands)		Accumulated			Accumulated
Finite-lived intangible assets:	Gross	Amortization	Net	Gross	Amortization	Net
Developed technology	$9,130	$(1,015)	$8,115	$9,130	$(634)	$8,496
Trade names	1,050	(140)	910	1,050	(88)	962
Customer relationships	810	(98)	712	810	(61)	749
Non-compete agreements and others	1,010	(604)	406	1,010	(436)	574
Total	$12,000	$(1,857)	$10,143	$12,000	$(1,219)	$10,781

Amortization expense related to purchased intangible assets with finite lives was $0.3 million and $0.6 million for the three and six months ended November 28, 2025, respectively.  Amortization expense was $0.3 million and $0.5 million for the three and six months ended November 29, 2024, respectively. There were no impairments to purchased intangible assets during the three and six months ended November 28, 2025 and November 29, 2024, respectively.

As of November 28, 2025, the estimated future amortization expense of purchased intangible assets with finite lives is as follows:

(In thousands)	Amount
Remainder of 2026	591
2027	1,183
2028	981
2029	939
2030	939
2031	939
Thereafter	4,571
Total	10,143

5. INCOME TAXES

The following table provides details of income taxes:

	Three Months Ended		Six Months Ended
	November 28,	November 29,	November 28,	November 29,
(In thousands)	2025	2024	2025	2024
Loss before income tax benefit	$(4,444)	$(1,245)	$(7,280)	$(431)
Income tax benefit	$(1,214)	$(217)	$(1,966)	$(63)
Effective tax rate	27.3%	17.4%	27.0%	14.6%

The Company’s effective tax rate varies from the U.S. federal statutory rate of 21% primarily due to the tax deduction from stock-based compensation. During interim periods, tax expenses are recorded for jurisdictions that are anticipated to be profitable for fiscal 2026.

In accordance with ASC 740-270, Interim Reporting, the provision for income taxes for interim periods is based on the Company’s estimated annual effective tax rate. For the three and six months ended November 28, 2025 and November 29, 2024, the Company recognized income tax benefits primarily related to quarter-to-date and year-to-date losses in the United States.

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

On October 16, 2024, the Company filed a complaint with the China Suzhou Intermediate Court to protect its intellectual property rights in China against Suzhou Semight Instruments Co., Ltd. (“Semight”) and its related entities and/or distributors, alleging infringement of the Company’s two patents related to wafer burn-in systems and wafer reliability test systems. The Company is seeking injunctive relief and damage compensation, claiming that Semight’s actions have infringed upon its intellectual property rights and caused substantial harm to its business. The Company believes its claims are valid and is vigorously pursuing its legal remedies. At this stage, the outcome of the litigation is uncertain, and the Company is unable to predict the likelihood of success or estimate the potential financial impact, if any, on its condensed consolidated financial statements. The Company has also incurred and expects to continue to incur legal expenses related to this matter. On November 15 and December 6, 2024, Semight filed a petition for invalidation to the two aforementioned Chinese patents with the Department of National Intellectual Properties in Beijing, respectively. The oral hearings for both of the patents have been held, and the decision has been issued for both patents that upholds part of the claims. In addition, the Company received a suspension ruling from Suzhou Intermediate People’s Court on the infringement proceedings, pending the outcome of the validity rulings. With both patents having been upheld, the suspended infringement proceedings have resumed. The hearing for the divisional patent was held on August 28, 2025, and the hearing for the parent patent was held on October 17, 2025. In December 2025, the Company received a first-instance judgment from the Suzhou Intermediate People’s Court with respect to the infringement cases, which dismissed the Company’s claims based on the court’s opinion that there was insufficient evidence to establish infringement. The Company filed the appeals for both cases on January 4, 2026.

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

7. SHAREHOLDERS’ EQUITY

On October 15, 2024, the Board of Directors authorized management to execute a $100 million shelf registration, and a Registration Statement on Form S-3 was filed with the SEC. Additionally, a Prospectus Supplement for sales of $40 million of common stock pursuant to an ATM offering program was subsequently filed on October 29, 2024. In November 2025, the Company sold 384,380 shares of common stock at an average selling price of $25.89 per share. The gross proceeds to the Company were approximately $10.0 million, before commission fees of $0.3 million and offering expenses of $0.3 million. As of November 28, 2025, the remaining amount of the ATM offering program was approximately $30.0 million.

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

Disaggregation of revenue

The following presents information about the Company’s net revenues in different geographic areas, which are based upon ship-to locations, and by product category:

	Three Months Ended		Six Months Ended
	November 28,	November 29,	November 28,	November 29,
(In thousands)	2025	2024	2025	2024
Asia	$7,617	$9,825	$10,093	$22,403
United States	1,942	3,462	6,754	3,984
Europe and Middle East	325	166	4,006	185
	$9,884	$13,453	$20,853	$26,572

	Three Months Ended		Six Months Ended
	November 28,	November 29,	November 28,	November 29,
(In thousands)	2025	2024	2025	2024
Systems	$4,974	$3,410	$11,739	$3,470
Contactors	3,444	8,575	6,057	20,669
Services	1,466	1,468	3,057	2,433
	$9,884	$13,453	$20,853	$26,572

With the exception of the amount of service contracts and extended warranties, the Company’s product net revenues are recognized at a point in time when control transfers to the customer. The following presents net revenues based on timing of recognition:

	Three Months Ended		Six Months Ended
	November 28,	November 29,	November 28,	November 29,
(In thousands)	2025	2024	2025	2024
Timing of revenue recognition:
Products and services transferred at a point in time	$9,148	$13,231	$19,373	$26,148
Services transferred over time	736	222	1,480	424
	$9,884	$13,453	$20,853	$26,572

Contract balances

Accounts receivable is recognized in the period the Company delivers goods or provides services and when the Company’s right to payment is unconditional.  Contract assets include unbilled receivables which represent revenues that are earned in advance of scheduled billings to customers. These amounts are primarily related to product sales where transfer of control has occurred but the Company has not yet invoiced. As of November 28, 2025 and May 30, 2025, unbilled receivables were $1.9 million and $3.6 million, respectively, and were included in prepaid expenses and other current assets on the accompanying Condensed Consolidated Balance Sheets.

Contract liabilities include payments received in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities as of November 28, 2025 and May 30, 2025 were $0.5 million and $2.0 million, respectively, and were included in deferred revenue, short-term and deferred revenue, long-term on the accompanying Condensed Consolidated Balance Sheets. During the three and six months ended November 28, 2025, the Company recognized $0.1 million and $1.8 million in revenue, respectively, which were included in contract liabilities as of May 30, 2025.

Remaining performance obligations

As of November 28, 2025, the remaining performance obligations, exclusive of customer deposits, which were comprised of deferred service contracts and extended warranty contracts not yet delivered, are not material. The foregoing excludes the value of other remaining performance obligations as they have original durations of one year or less and excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

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

The following table summarizes the stock-based compensation expense for the three and six months ended November 28, 2025 and November 29, 2024:

	Three Months Ended		Six Months Ended
	November 28,	November 29,	November 28,	November 29,
(In thousands)	2025	2024	2025	2024
Cost of sales	$215	$69	$374	$162
Research and development	380	278	745	486
Selling, general and administrative	1,246	728	2,393	1,297
	$1,841	$1,075	$3,512	$1,945

Stock-based compensation expense totaling $0.4 million and $0.3 million was capitalized as part of inventory as of November 28, 2025 and May 30, 2025, respectively.

The Company’s nonvested RSU, PRSU and restricted shares activities during the six months ended November 28, 2025 were as follows:

		Weighted
		Average Grant
		Date Fair
	Shares	Value
	(in thousands)	Per Share
Unvested, May 30, 2025	664	$16.89
Granted (1)	529	15.13
Vested	(61)	14.81
Forfeited	(4)	17.54
Unvested, August 29, 2025	1,128	16.18
Granted	1	27.42
Vested	(76)	15.59
Forfeited	(1)	16.45
Unvested, November 28, 2025	1,052	$16.24

(1)

Includes 241,000 shares of performance-based awards, of which approximately 70,000 shares of performance-based awards have target achievement goals whereby the grantee can earn up to 200% of the original award (up to 141,000 shares) if the maximum target goals are met. The remaining awards are earned at 100% if the target goals are achieved

There were no options granted during the three and six months ended November 28, 2025 and November 29, 2024.

During the six months ended November 28, 2025 and November 29, 2024, the Company issued 67,000 and 41,000 shares, respectively, under the ESPP. As of November 28, 2025 and November 29, 2024, there were 443,000 and 285,000 shares, respectively, available for issuance under the ESPP.

On October 20, 2025, the Company’s shareholders approved amendments to the 2023 Equity Incentive Plan and the Amended and Restated 2006 Employee Stock Purchase Plan to increase the share reserves by 2,500,000 shares and 300,000 shares, respectively. The additional shares became available for future issuance upon shareholder approval.

10. RESTRUCTURING CHARGES

During the three months ended May 30, 2025, the Company initiated a restructuring plan to consolidate facilities and optimize cost structure in order to more effectively support the Company’s long-term strategic objectives. Restructuring charges relate to impairment of long-lived assets that will no longer be used in operations, including right-of-use assets and facility-related property, contract termination costs and facility exit-related costs. During the three months ended November 28, 2025, the Company entered into a lease termination agreement with the landlord and paid a termination fee of $0.2 million and was released from its remaining lease obligation. Consequently, the Company recognized a credit to the restructuring charge of $0.2 million during the period. There was no restructuring liability outstanding as of November 28, 2025.

Separately, the Company implemented a workforce reduction to align resources with its business needs in the three months ended August 29, 2025. The Company recorded $0.2 million of restructuring charges in the Condensed Consolidated Statements of Operations during the three months ended August 29, 2025, primarily related to employee termination benefits. There were no additional charges incurred related to this reduction during the three months ended November 28, 2025. No restructuring liability remained as of November 28, 2025, related to this initiative.

There were no restructuring charges during the three and six months ended November 29, 2024.

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

There was no additional ERC-related activity during the three months ended November 28, 2025.

12. NET LOSS PER SHARE

Basic net loss per share is determined using the weighted average number of common shares outstanding during the period. Diluted net loss per share is determined using the weighted average number of common shares and potential common shares (representing the hypothetical number of incremental shares issuable under the assumed exercise of outstanding stock options, and vesting of outstanding RSUs and ESPP shares) during the period using the treasury stock method. The calculation of dilutive shares outstanding excludes securities that would have an antidilutive effect on net loss per share.

The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	November 28,	November 29,	November 28,	November 29,
(In thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net loss	$(3,230)	$(1,028)	$(5,314)	$(368)
Denominator:
Basic weighted average shares outstanding	30,177	29,659	30,050	29,383
Dilutive effect of common equivalent shares outstanding	-	-	-	-
Diluted weighted average shares outstanding	30,177	29,659	30,050	29,383

Net loss per share - Basic	$(0.11)	$(0.03)	$(0.18)	$(0.01)
Net loss per share - Diluted	$(0.11)	$(0.03)	$(0.18)	$(0.01)

Antidilutive employee share-based awards, excluded	1,883	1,747	1,904	1,622

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

Property and equipment, net by geographic area are as follows:

	November 28,	May 30,
(In thousands)	2025	2025
United States	$8,937	$8,892
International	50	77
Total property and equipment, net	$8,987	$8,969

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

There have been no material changes to our critical accounting policies and estimates during the six months ended November 28, 2025 compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended May 30, 2025.

Results of Operations

Discussion of Results of Operations for the Three and Six Months Ended November 28, 2025 compared to the Three and Six Months Ended November 29, 2024

Revenues

	Three Months Ended			Six Months Ended
	November 28,	November 29,	Percent	November 28,	November 29,	Percent
(Dollars in thousands)	2025	2024	Change	2025	2024	Change
Revenues	$9,884	$13,453	(27)%	$20,853	$26,572	(22)%

For the three months ended November 28, 2025, revenue decreased by $3.6 million, compared to the same period in the prior year, primarily driven by lower shipments of contactors due to the ongoing softness in demand for electric vehicles. Contactors revenue decreased by $5.1 million, partially offset by an increase in package-level burn-in systems revenue of $1.6 million, driven by increased demand from customers in AI-related applications.

For the six months ended November 28, 2025, revenue decreased by $5.7 million, compared to the same period in the prior year, primarily driven by lower shipments of contactors due to the ongoing softness in demand for electric vehicles. Contactors revenue decreased by $14.6 million, partially offset by an increase in systems revenue of $8.3 million, reflecting increased demand from customers in AI–related applications and other markets, and an increase in service revenue of $0.6 million.

Revenue by Geography	Three Months Ended			Six Months Ended
	November 28,	November 29,	Percent	November 28,	November 29,	Percent
(Dollars in thousands)	2025	2024	Change	2025	2024	Change
Asia	$7,617	$9,825	(22)%	$10,093	$22,403	(55)%
United States	1,942	3,462	(44)%	6,754	3,984	70%
Europe and Middle East	325	166	96%	4,006	185	N.M.
Total revenues	$9,884	$13,453	(27)%	$20,853	$26,572	(22)%
Asia as a percentage of total revenues	77.1%	73.0%		48.4%	84.3%
United States as a percentage of total revenues	19.6%	25.7%		32.4%	15.0%
Europe and Middle East as a percentage of total revenues	3.3%	1.3%		19.2%	0.7%

N.M.-Not meaningful

On a geographic basis, revenues represent products that were shipped to or services that were performed at our customer locations. For the three months ended November 28, 2025, compared to the same period in the prior year, revenue decreased in both Asia and the United States primarily due to the ongoing softness in demand for electric vehicles.

For the six months ended November 28, 2025, compared to the same period in the prior year, revenue decreased in Asia primarily due to the ongoing softness in demand for electric vehicles, which was partially offset by increases in FOX-P systems sold in the United States, Europe and Middle East, driven by customer demand outside of the electric vehicle market.

Gross Margin

	Three Months Ended			Six Months Ended
	November 28,	November 29,	Percent	November 28,	November 29,	Percent
(Dollars in thousands)	2025	2024	Change	2025	2024	Change
Gross profit	$2,545	$5,400	(53)%	$6,264	$12,478	(50)%
Gross margin	25.7%	40.1%		30.0%	47.0%

Gross profit decreased by $2.9 million for the three months ended November 28, 2025, compared to the same period in the prior year, primarily due to lower revenue levels. Gross margin decreased by 14.4 percentage points primarily due to lower overhead absorption as a result of lower manufacturing production, a change in product mix, higher assembly and warranty costs, and increased freight expenses.

Gross profit decreased by $6.2 million for the six months ended November 28, 2025, compared to the same period in the prior year, primarily due to lower revenue levels. Gross margin decreased by 17.0 percentage points primarily due to lower overhead absorption as a result of lower manufacturing production, a change in product mix, higher assembly and warranty costs, increased freight expenses, and higher tariffs on imported parts following recent government policy changes.

Research and Development

	Three Months Ended			Six Months Ended
	November 28,	November 29,	Percent	November 28,	November 29,	Percent
(Dollars in thousands)	2025	2024	Change	2025	2024	Change
Research and development	$2,972	$2,276	31%	$5,821	$4,637	26%
As a percentage of total revenues	30.1%	16.9%		27.9%	17.5%

Research and development expenses consist primarily of compensation and benefits for product development personnel, outside development service costs, travel expenses, facilities cost allocations, and stock-based compensation charges. Research and development expenses increased by $0.7 million and $1.2 million, respectively, for the three and six months ended November 28, 2025, compared to the same periods in the prior year. The increase was primarily driven by higher employment-related costs, including stock-based compensation, resulting from increased headcount and higher project-related expenses.

Selling, General and Administrative

	Three Months Ended			Six Months Ended
	November 28,	November 29,	Percent	November 28,	November 29,	Percent
(Dollars in thousands)	2025	2024	Change	2025	2024	Change
Selling, general and administrative	$4,434	$4,637	(4)%	$9,151	$9,195	(0)%
As a percentage of total revenues	44.9%	34.5%		43.9%	34.6%

Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel, legal and accounting service costs, marketing communications costs, travel expenses, facilities cost allocations, and stock-based compensation charges. Selling, general and administrative expenses remained consistent for the three months and six months ended November 28, 2025, compared to the same periods in the prior year, as higher stock-based compensation was partially offset by lower professional service fees and lower accrual for bonuses.

Restructuring Charges

	Three Months Ended			Six Months Ended
	November 28,	November 29,	Percent	November 28,	November 29,	Percent
(Dollars in thousands)	2025	2024	Change	2025	2024	Change
Restructuring charges	$(213)	$-	N.M.	$6	$-	N.M.
As a percentage of total revenues	(2)%	0.0%		0.0%	0.0%

N.M.-Not meaningful

There was a recovery of previously expensed restructuring charges for the three months ended November 28, 2025 primarily related to the early termination of the Incal lease, which resulted in a net credit of $0.2 million.

For the six months ended November 28, 2025, restructuring costs associated with a workforce reduction implemented during the three months ended August 29, 2025 to better align our resources with our business needs were partially offset by a credit recognized during the three months ended November 28, 2025 resulting from the early termination of the Incal lease.

For further explanation of our restructuring charges, see Note 10, Restructuring Charges, in Notes to Condensed Consolidated Financial Statements.

Interest and Other Income, Net

	Three Months Ended			Six Months Ended
	November 28,	November 29,	Percent	November 28,	November 29,	Percent
(Dollars in thousands)	2025	2024	Change	2025	2024	Change
Interest income, net	$194	$228	(15)%	$373	$909	(59)%
Other income, net	10	40	(75)%	1,061	14	N.M.
Interest and other income, net	$204	$268	(24)%	$1,434	$923	55%

N.M.-Not meaningful

Interest and other income, net, primarily consists of interest income, foreign currency transaction exchange gains and losses and other non-operating income and expense. Interest income, net, decreased by $34,000 and $0.5 million for the three and six months ended November 28, 2025, respectively, compared to the same periods in the prior year, primarily driven by lower interest income earned on a lower average cash balances and lower yields from our investments in money market funds.  For the six months ended November 28, 2025, other income, net, increased by $1.0 million, compared to the same period in the prior year, primarily attributable to the Employee Retention Credit (“ERC”) refund of $1.3 million received, net of a $0.3 million third-party service fee incurred in connection with the filing of the ERC claims during the six months ended November 28, 2025.

For further explanation of the ERC, see Note 11, Employee Retention Credit, in Notes to Condensed Consolidated Financial Statements.

Income Tax Benefit

	Three Months Ended			Six Months Ended
	November 28,	November 29,	Percent	November 28,	November 29,	Percent
(Dollars in thousands)	2025	2024	Change	2025	2024	Change
Income tax benefit	$(1,214)	$(217)	459%	$(1,966)	$(63)	N.M.

N.M.-Not meaningful

For the three and six months ended November 28, 2025, the Company recognized an income tax benefits of $1.2 million and $2.0 million, respectively, primarily driven by quarter-to-date and year-to-date losses in the United States. For the three and six months ended November 29, 2024, the income tax benefit was also primarily related to quarter-to-date and year-to-date losses in the United States.

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash were $31.0 million as of November 28, 2025, compared to $35.2 million as of November 29, 2024. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for the next twelve months.

	Six Months Ended
	November 28,	November 29,
(In thousands)	2025	2024	Change
Operating activities	$(1,453)	$(3,493)	$2,040
Investing activities	(3,659)	(11,133)	7,474
Financing activities	9,619	488	9,131
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	(3)	1
Net increase (decrease) in cash, cash equivalents and restricted cash	$4,505	$(14,141)	$18,646

Net Cash Flows Used in Operating Activities

The $2.0 million increase in cash flows from operating activities for the  six months ended November 28, 2025, compared to the same period in the prior year, was driven primarily by decreases in prepayments to vendor and in unbilled receivables, lower cash outflows for inventory purchases, and higher non-cash charges including stock-based compensation expense, partially offset by a higher loss before income tax benefit.

Net Cash Flows Used in Investing Activities

Net cash used in investing activities decreased by $7.5 million for the six months ended November 28, 2025, compared to the same period in the prior year. The decrease was primarily due to the $10.6 million payment to acquire Incal during the six months ended November 29, 2024, compared to a $1.8 million escrow release related to the acquisition during the current period. This decrease was partially offset by a $1.3 million increase in cash spending on property and equipment, primarily related to an office renovation.

Net Cash Flows Provided by Financing Activities

Net cash provided by financing activities increased by $9.1 million for the six months ended November 28, 2025, compared to the same period in the prior year, primarily driven by net proceeds of $9.4 million from the issuance of common stock under the Company’s ATM offering program.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, evaluated the effectiveness of our "disclosure controls and procedures" as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of November 28, 2025, in connection with the filing of this Quarterly Report on Form 10-Q. Based on that evaluation as of November 28, 2025, our CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended November 28, 2025, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended November 28, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408(a).

Item 6. Exhibits

Exhibit Number	Description

3.1(1)	Restated Article of Incorporation of Registrant

3.2(2)	Amended and Restated Bylaws of the Registrant

4.1(3)	Form of Common Stock certificate

10.1(4)	Amendment to the Amended and Restated 2006 Employee Stock Purchase Plan

10.2(5)	Amendment to the 2023 Equity Incentive Plan

31. 1	Certification of the principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †

31. 2	Certification of the principal financial and accounting officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †

32. 1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32. 2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document †

101.SCH	XBRL Taxonomy Extension Schema Document †

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document †

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document †

101.LAB	XBRL Taxonomy Extension Label Linkbase Document †

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document †

1	Incorporated by reference to the same-numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 filed June 11, 1997 (File No. 333-28987)
2	Incorporated by reference to Exhibit 3.1 previously filed with the Company’s Current Report on Form 10-K filed July 28, 2025 (File No. 000-22893)
3	Incorporated by reference to the same-numbered exhibit previously filed with Amendment No.1 to the Company’s Registration Statement on Form S-1 filed July 17, 1997 (File No. 333-28987)
4	Incorporated by reference to Exhibit 10.1 previously filed with the Company’s Current Report on Form 8-K filed November 7, 2025 (File No. 000-22893)
5	Incorporated by reference to Exhibit 10.2 previously filed with the Company’s Current Report on Form 8-K filed November 7, 2025 (File No. 000-22893)

†	Filed herewith.
**	Furnished, and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEHR TEST SYSTEMS

Date: January 12, 2026	By:	/s/ GAYN ERICKSON
Gayn Erickson
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 12, 2026	By:	/s/ CHRIS P. SIU
Chris P. Siu
Executive Vice President of Finance, and Chief Financial Officer
(Principal Financial and Accounting Officer)

