Form 10-Q
period 2026-02-27
AEHR TEST SYSTEMS
filed 2026-04-08
CIK 1040470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 27, 2026

or

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

There were 31,453,254 shares of the Registrant’s Common Stock outstanding as of April 1, 2026.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	February 27,	May 30,
(In thousands, except par value)	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$36,911	$24,529
Accounts receivable	11,808	14,191
Inventories	41,162	41,997
Prepaid expenses and other current assets	6,019	8,061
Total current assets	95,900	88,778
Property and equipment, net	9,277	8,969
Goodwill	10,719	10,719
Intangible assets, net	9,847	10,781
Deferred tax assets, net	21,883	19,114
Operating lease right-of-use assets, net	9,089	9,601
Other non-current assets	331	546
Total assets	$157,046	$148,508
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,103	$6,728
Accrued expenses and other current liabilities	4,176	6,020
Operating lease liabilities, short-term	606	909
Deferred revenue, short-term	1,857	1,981
Total current liabilities	8,742	15,638
Operating lease liabilities, long-term	9,419	9,921
Deferred revenue, long-term	53	36
Other long-term liabilities	40	42
Total liabilities	18,254	25,637
Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, $0.01 par value: Authorized: 10,000 shares;
Issued and outstanding: none	-	-
Common stock, $0.01 par value: Authorized: 75,000 shares;
Issued and outstanding: 30,954 shares and 29,877 shares at February 27, 2026 and May 30, 2025, respectively	310	299
Additional paid-in capital	170,143	145,758
Accumulated other comprehensive loss	(84)	(126)
Accumulated deficit	(31,577)	(23,060)
Total shareholders' equity	138,792	122,871
Total liabilities and shareholders’ equity	$157,046	$148,508

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 27,	February 28,	February 27,	February 28,
(In thousands, except par value)	2026	2025	2026	2025
Revenue	$10,313	$18,307	$31,166	$44,879
Cost of revenue	6,945	11,124	21,534	25,218
Gross profit	3,368	7,183	9,632	19,661
Operating expenses:
Research and development	3,167	3,140	8,988	7,777
Selling, general and administrative	4,430	5,162	13,581	14,357
Restructuring charges	-	-	6	-
Total operating expenses	7,597	8,302	22,575	22,134
Loss from operations	(4,229)	(1,119)	(12,943)	(2,473)
Interest income, net	240	270	613	1,179
Other income (expense), net	(12)	(25)	1,049	(11)
Loss before income tax benefit	(4,001)	(874)	(11,281)	(1,305)
Income tax benefit	(798)	(231)	(2,764)	(294)
Net loss	$(3,203)	$(643)	$(8,517)	$(1,011)

Net loss per share:
Basic	$(0.10)	$(0.02)	$(0.28)	$(0.03)
Diluted	$(0.10)	$(0.02)	$(0.28)	$(0.03)
Shares used in per share calculations:
Basic	30,695	29,733	30,265	29,500
Diluted	30,695	29,733	30,265	29,500

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 27,	February 28,	February 27,	February 28,
(In thousands)	2026	2025	2026	2025
Net loss	$(3,203)	$(643)	$(8,517)	$(1,011)
Other comprehensive income (loss), net of tax:
Net change in cumulative translation adjustment	26	10	42	(23)
Comprehensive loss	$(3,177)	$(633)	$(8,475)	$(1,034)

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

AEHR TEST SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
(In thousands)	Shares	Amount	Capital	Loss	Deficit	Equity
Three Months Ended February 27, 2026
Balances, November 28, 2025	30,624	$306	$158,954	$(110)	$(28,374)	$130,776
Issuance of common stock in public offering	269	3	10,220	-	-	10,223
Issuance of common stock under employee plans	79	1	57	-	-	58
Shares repurchased for tax withholdings on vesting of restricted stock units	(18)	-	(453)	-	-	(453)
Stock-based compensation	-	-	1,365	-	-	1,365
Net loss	-	-	-	-	(3,203)	(3,203)
Foreign currency translation adjustment	-	-	-	26	-	26
Balances, February 27, 2026	30,954	$310	$170,143	$(84)	$(31,577)	$138,792

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
(In thousands)	Shares	Amount	Capital	Loss	Deficit	Equity
Nine Months Ended February 27, 2026
Balances, May 30, 2025	29,877	$299	$145,758	$(126)	$(23,060)	$122,871
Issuance of common stock in public offering	653	7	19,588	-	-	19,595
Issuance of common stock under employee plans	482	5	1,120	-	-	1,125
Shares repurchased for tax withholdings on vesting of restricted stock units	(58)	(1)	(1,272)	-	-	(1,273)
Stock-based compensation	-	-	4,949	-	-	4,949
Net loss	-	-	-	-	(8,517)	(8,517)
Foreign currency translation adjustment	-	-	-	42	-	42
Balances, February 27, 2026	30,954	$310	$170,143	$(84)	$(31,577)	$138,792

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

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

AEHR TEST SYSTEMS
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	February 27,	February 28,
(In thousands)	2026	2025
Cash flows from operating activities:
Net loss	$(8,517)	$(1,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,896	3,741
Depreciation and amortization	2,110	1,573
Deferred income taxes	(2,769)	(293)
Amortization of operating lease right-of-use assets	543	795
Changes in operating assets and liabilities:
Accounts receivable	2,387	(962)
Inventories	203	(2,211)
Prepaid expenses and other assets	457	(4,831)
Accounts payable	(3,476)	139
Accrued expenses	(38)	(515)
Deferred revenue	(108)	(1,004)
Operating lease liabilities	(836)	(470)
Income taxes payable	6	(49)
Net cash used in operating activities	(5,142)	(5,098)

Cash flows from investing activities:
Purchases of property and equipment	(1,932)	(2,174)
Payments for business acquisition, net of cash and cash equivalents acquired	(1,801)	(11,075)
Net cash used in investing activities	(3,733)	(13,249)

Cash flows from financing activities:
Proceeds from issuance of common stock from public offering, net of issuance costs	19,595	-
Proceeds from issuance of common stock under employee plans	1,125	894
Shares repurchased for tax withholdings on vesting of restricted stock units	(1,273)	(520)
Net cash provided by financing activities	19,447	374

Effect of exchange rate changes on cash, cash equivalents and restricted cash	9	25

Net increase (decrease) in cash, cash equivalents and restricted cash	10,581	(17,948)

Cash, cash equivalents and restricted cash, beginning of period(1)	26,480	49,309
Cash, cash equivalents and restricted cash, end of period (1)	$37,061	$31,361

Supplemental disclosure of non-cash flow information:
Net transfer of equipment between inventory and property and equipment	$686	$334

(1)	Includes restricted cash within prepaid expenses and other current assets and other non-current assets.

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

Critical Accounting Policies and use of Estimates

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended May 30, 2025. There have been no significant changes to the Company’s critical accounting policies during the nine months ended February 27, 2026. However, the Company has expanded the discussion below regarding income taxes to provide additional information about the judgments and estimates involved in assessing the realizability of deferred tax assets. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates in these Condensed Consolidated Financial Statements include valuation of inventory at the lower of cost or net realizable value, valuation of intangible assets and impairment of long-lived assets and goodwill. Actual results could differ from those estimates.

Income Taxes

The Company recognizes deferred tax assets (“DTAs”) for deductible temporary differences, net operating loss carryforwards, and tax credit carryforwards to the extent management concludes it is more likely than not that such DTAs will be realized. The Company’s DTAs relate solely to U.S. federal and state income taxes. At each reporting date, management evaluates the realizability of the Company’s DTAs and records a valuation allowance when, based on all available evidence, management concludes that it is not more likely than not that some portion or all of the Company’s DTAs will be realized.

This assessment requires significant judgment because it involves weighing both positive and negative evidence, with the most objective evidence generally carrying the greatest weight. In making this determination, the Company considers, among other factors: (i) recent operating results and cumulative pretax income (loss) in the United States; (ii) the duration and severity of any recent losses; (iii) projections of future taxable income based on operating plans (including expected revenues, margins, and cost structure); (iv) the availability and feasibility of tax planning strategies; and (v) the expected utilization periods and limitations applicable to carryforwards.

During fiscal 2024, the Company released a valuation allowance of $21.9 million after concluding that it was more likely than not that its U.S. DTAs would be realized. However, because the Company incurred pretax losses in fiscal 2025, and losses continued through the nine months ended February 27, 2026, management continues to reassess at each reporting date whether sufficient positive evidence exists to support realization of the U.S. DTAs. This reassessment places increased emphasis on the evaluation of recent operating performance and the Company’s forecast of future taxable income, including the extent to which recent losses are expected to be temporary versus indicative of a sustained trend.

If actual results differ from current estimates, if assumptions underlying the Company’s forecast of future taxable income change, or if negative evidence (including sustained losses) outweighs positive evidence, the Company may be required to record an additional valuation allowance or adjust an existing valuation allowance. Any such change could have a material impact on the Company’s income tax provision and results of operations in the period of the change.

Concentration of Credit Risk

Financial instruments which subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company performs credit evaluations of its customers’ financial condition and generally requires no collateral. The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months Ended		Nine Months Ended
	February 27,	February 28,	February 27,	February 28,
	2026	2025	2026	2025

Customer A	42.1%	*	32.7%	*
Customer B	10.5%	46.6%	*	19.9%
Customer C	*	15.6%	*	*
Customer D	*	*	15.9%	*
Customer E	*	11.9%	*	45.3%
Customer F	*	11.7%	*	*

* Amount was less than 10% of total revenues

The Company had gross accounts receivable from individual customers in excess of 10% of gross accounts receivable as follows:

	February 27,	May 30,
	2026	2025

Customer A	36.8%	17.1%
Customer C	10.5%	26.2%
Customer E	*	12.0%
Customer F	*	17.2%

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This update clarifies certain interim reporting requirements, including the applicability of interim reporting guidance and the form and content of interim financial statements. This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance on its condensed consolidated financial statements and related disclosures.

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

The following table represents the Company’s assets measured at fair value on a recurring basis as of February 27, 2026, and the basis for that measurement:

	Balance as of
(In thousands)	February 27, 2026	Level 1	Level 2	Level 3
Money market funds	$34,413	$34,413	$-	$-
Total	$34,413	$34,413	$-	$-

The following table represents the Company’s assets measured at fair value on a recurring basis as of May 30, 2025, and the basis for that measurement:

	Balance as of
(In thousands)	May 30, 2025	Level 1	Level 2	Level 3
Money market funds	$21,461	$21,461	$-	$-
Total	$21,461	$21,461	$-	$-

As of February 27, 2026 and May 30, 2025, restricted cash of $0.2 million representing a security deposit for the Company’s United States manufacturing and office space lease was included in money market funds. There were no financial liabilities measured at fair value as of February 27, 2026 and May 30, 2025. There were no transfers between Level 1 and Level 2 fair value measurements during the nine months ended February 27, 2026. The carrying amounts of financial instruments, including cash equivalents, accounts receivable, accounts payable and certain other accrued liabilities, approximate fair value due to their short maturity.

3. BALANCE SHEET INFORMATION

Inventories

Inventories consisted of the following:

	February 27,	May 30,
(In thousands)	2026	2025
Raw materials and sub-assemblies	$31,106	$30,644
Work in process	9,367	9,263
Finished goods	689	2,090
	$41,162	$41,997

Property and equipment

Property and equipment, net consisted of the following:

	Useful life	February 27,	May 30,
(In thousands)	(in years)	2026	2025
Leasehold improvements	*	$6,102	$5,999
Machinery and equipment	3 - 5	3,875	3,846
Test equipment	4 - 5	2,901	2,898
Furniture and fixtures	2 - 10	1,510	1,331
Construction-in-process		1,482	362
		15,870	14,436
Less: accumulated depreciation		(6,593)	(5,467)
		$9,277	$8,969

* Lesser of estimated useful life or lease term.

Depreciation expense was $0.4 million and $1.1 million for the three and nine months ended February 27, 2026, respectively. Depreciation expense was $0.2 million and $0.6 million for the three and nine months ended February 28, 2025, respectively.

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

The following is a summary of changes in the Company's liability for product warranties during the three and nine months ended February 27, 2026 and February 28, 2025:

	Three Months Ended		Nine Months Ended
	February 27,	February 28,	February 27,	February 28,
(In thousands)	2026	2025	2026	2025
Balance at the beginning of the period	$549	$358	$428	$234
Accruals for warranties issued during the period	167	158	480	466
Warranties acquired through business combination	-	-	-	144
Consumption of reserves	(319)	(184)	(920)	(512)
Adjustments to previously existing warranty accruals	150	-	559	-
Balance at the end of the period	$547	$332	$547	$332

Adjustments to previously existing warranty accruals represent changes in estimates based on updated information regarding historical warranty experience and expected future claims. The accrued warranty balance is included in accrued expenses on the accompanying Condensed Consolidated Balance Sheets.

Deferred revenue

Deferred revenue, short-term consisted of the following:

	February 27,	May 30,
(In thousands)	2026	2025
Customer deposits	$1,720	$1,802
Deferred revenue	137	179
	$1,857	$1,981

4. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

There were no impairments to goodwill during the three and nine months ended February 27, 2026 and the three and nine months ended February 28, 2025.

Purchased Intangible Assets

The Company’s purchased intangible assets, net, were as follows:

	February 27, 2026			May 30, 2025
(In thousands)		Accumulated			Accumulated
Finite-lived intangible assets:	Gross	Amortization	Net	Gross	Amortization	Net
Developed technology	$9,130	$(1,205)	$7,925	$9,130	$(634)	$8,496
Trade names	1,050	(166)	884	1,050	(88)	962
Customer relationships	810	(117)	693	810	(61)	749
Non-compete agreements and others	1,010	(665)	345	1,010	(436)	574
Total	$12,000	$(2,153)	$9,847	$12,000	$(1,219)	$10,781

Amortization expense related to purchased intangible assets with finite lives was $0.3 million and $0.9 million for the three and nine months ended February 27, 2026, respectively.  Amortization expense was $0.4 million and $0.9 million for the three and nine months ended February 28, 2025, respectively. There were no impairments to purchased intangible assets during the three and nine months ended February 27, 2026 and the three and nine months ended February 28, 2025.

As of February 27, 2026, the estimated future amortization expense of purchased intangible assets with finite lives is as follows:

(In thousands)	Amount
Remainder of 2026	$295
2027	1,183
2028	981
2029	939
2030	939
2031	939
Thereafter	4,571
Total	$9,847

5. INCOME TAXES

The following table provides details of income taxes:

	Three Months Ended		Nine Months Ended
	February 27,	February 28,	February 27,	February 28,
(In thousands)	2026	2025	2026	2025
Loss before income tax benefit	$(4,001)	$(874)	$(11,281)	$(1,305)
Income tax benefit	$(798)	$(231)	$(2,764)	$(294)
Effective tax rate	19.9%	26.4%	24.5%	22.5%

The Company’s effective tax rate varies from the U.S. federal statutory rate of 21% primarily due to the tax deduction from stock-based compensation. During interim periods, tax expenses are recorded for jurisdictions that are anticipated to be profitable for fiscal 2026.

The provision for income taxes for interim periods is based on the Company’s estimated annual effective tax rate. For the three and nine months ended February 27, 2026 and the three and nine months ended February 28, 2025, the Company recognized income tax benefits primarily related to quarter-to-date and year-to-date losses in the United States.

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

On October 16, 2024, the Company filed a complaint with the China Suzhou Intermediate Court to protect its intellectual property rights in China against Suzhou Semight Instruments Co., Ltd. (“Semight”) and its related entities and/or distributors, alleging infringement of the Company’s two patents related to wafer burn-in systems and wafer reliability test systems. The Company is seeking injunctive relief and damage compensation, claiming that Semight’s actions have infringed upon its intellectual property rights and caused substantial harm to its business. The Company believes its claims are valid and is vigorously pursuing its legal remedies. At this stage, the outcome of the litigation is uncertain, and the Company is unable to predict the likelihood of success or estimate the potential financial impact, if any, on its condensed consolidated financial statements. The Company has also incurred and expects to continue to incur legal expenses related to this matter. On November 15 and December 6, 2024, Semight filed a petition for invalidation to the two aforementioned Chinese patents with the Department of National Intellectual Properties in Beijing, respectively. The oral hearings for both of the patents have been held, and the decision has been issued for both patents that upholds part of the claims. In addition, the Company received a suspension ruling from Suzhou Intermediate People’s Court on the infringement proceedings, pending the outcome of the validity rulings. With both patents having been upheld, the suspended infringement proceedings have resumed. The hearing for the divisional patent was held on August 28, 2025, and the hearing for the parent patent was held on October 17, 2025. In December 2025, the Company received a first-instance judgment from the Suzhou Intermediate People’s Court with respect to the infringement cases, which dismissed the Company’s claims based on the court’s opinion that there was insufficient evidence to establish infringement. The Company filed the appeals for both cases on January 4, 2026. On January 27, 2026, Semight filed another petition for invalidation of one of the two aforementioned Chinese patents with the Department of National Intellectual Properties in Beijing.

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

7. SHAREHOLDERS’ EQUITY

On October 15, 2024, the Board of Directors authorized management to execute a $100 million shelf registration, and a Registration Statement on Form S-3 was filed with the SEC. Additionally, a Prospectus Supplement for sales of $40 million of common stock pursuant to an ATM offering program was subsequently filed on October 29, 2024. In November 2025, the Company sold 384,380 shares of common stock at an average selling price of $25.89 per share. The gross proceeds to the Company were approximately $10.0 million, before commission fees of $0.3 million and offering expenses of $0.3 million. In February 2026, the Company sold 269,439 shares of common stock at an average selling price of $39.20 per share. The gross proceeds to the Company were approximately $10.5 million, before commission fees of $0.3 million and offering expenses of $49,000.  As of February 27, 2026, the remaining amount of the ATM offering program was approximately $19.5 million.

Subsequent to February 27, 2026, the Company sold an additional 476,649 shares of common stock at an average selling price of $40.88 per share. The gross proceeds to the Company were approximately $19.5 million, before commission fees of $0.5 million. The March 2026 sales fully utilized the remaining capacity under the current ATM offering program.

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

Disaggregation of revenue

The following presents information about the Company’s net revenues in different geographic areas, which are based upon ship-to locations, and by product category:

	Three Months Ended		Nine Months Ended
	February 27,	February 28,	February 27,	February 28,
(In thousands)	2026	2025	2026	2025
Asia	$5,552	$5,472	$15,645	$27,875
United States	2,733	10,560	9,487	14,544
Europe and Middle East	2,028	2,275	6,034	2,460
	$10,313	$18,307	$31,166	$44,879

	Three Months Ended		Nine Months Ended
	February 27,	February 28,	February 27,	February 28,
(In thousands)	2026	2025	2026	2025
Systems	$5,782	$10,744	$17,521	$14,214
Contactors	3,003	5,937	9,060	26,606
Services	1,528	1,626	4,585	4,059
	$10,313	$18,307	$31,166	$44,879

With the exception of the amount of service contracts and extended warranties, the Company’s product net revenues are recognized at a point in time when control transfers to the customer. The following presents net revenues based on timing of recognition:

	Three Months Ended		Nine Months Ended
	February 27,	February 28,	February 27,	February 28,
(In thousands)	2026	2025	2026	2025
Timing of revenue recognition:
Products and services transferred at a point in time	$9,475	$18,067	$28,848	$44,215
Services transferred over time	838	240	2,318	664
	$10,313	$18,307	$31,166	$44,879

Contract balances

Accounts receivable is recognized in the period the Company delivers goods or provides services and when the Company’s right to payment is unconditional.  Contract assets include unbilled receivables which represent revenues that are earned in advance of scheduled billings to customers. These amounts are primarily related to product sales where transfer of control has occurred but the Company has not yet invoiced. As of February 27, 2026 and May 30, 2025, unbilled receivables were $1.9 million and $3.6 million, respectively, and were included in prepaid expenses and other current assets on the accompanying Condensed Consolidated Balance Sheets.

Contract liabilities include payments received in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities as of February 27, 2026 and May 30, 2025 were $1.9 million and $2.0 million, respectively, and were included in deferred revenue, short-term and deferred revenue, long-term on the accompanying Condensed Consolidated Balance Sheets. During the three and nine months ended February 27, 2026, the Company recognized $0.1 million and $1.8 million in revenue, respectively, which were included in contract liabilities as of May 30, 2025.

Remaining performance obligations

As of February 27, 2026, the remaining performance obligations, exclusive of customer deposits, which were comprised of deferred service contracts and extended warranty contracts not yet delivered, are not material. The foregoing excludes the value of other remaining performance obligations as they have original durations of one year or less and excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

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

The following table summarizes the stock-based compensation expense for the three and nine months ended February 27, 2026 and February 28, 2025:

	Three Months Ended		Nine Months Ended
	February 27,	February 28,	February 27,	February 28,
(In thousands)	2026	2025	2026	2025
Cost of sales	$202	$218	$576	$380
Research and development	306	690	1,051	1,176
Selling, general and administrative	876	888	3,269	2,185
	$1,384	$1,796	$4,896	$3,741

As of February 27, 2026 and May 30, 2025, stock-based compensation expense capitalized in inventory was $0.3 million.

The Company’s nonvested RSU, PRSU and restricted shares activities during the nine months ended February 27, 2026 were as follows:

		Weighted
		Average Grant
		Date Fair
	Shares	Value
	(in thousands)	Per Share
Unvested, May 30, 2025	664	$16.89
Granted (1)	529	15.13
Vested	(61)	14.81
Forfeited	(4)	17.54
Unvested, August 29, 2025	1,128	16.18
Granted	1	27.42
Vested	(76)	15.59
Forfeited	(1)	16.45
Unvested, November 28, 2025	1,052	16.24
Granted	1	23.49
Vested	(64)	15.29
Forfeited	(3)	17.13
Unvested, February 27, 2026	986	$16.30

(1)

Includes 241,000 shares of performance-based awards, of which approximately 70,000 shares of performance-based awards have target achievement goals whereby the grantee can earn up to 200% of the original award (up to 141,000 shares) if the maximum target goals are met. The remaining awards are earned at 100% if the target goals are achieved.

There were no options granted during the three and nine months ended February 27, 2026 and February 28, 2025.

During the nine months ended February 27, 2026 and February 28, 2025, the Company issued 67,000 and 41,000 shares, respectively, under the ESPP. As of February 27, 2026 and February 28, 2025, there were 443,000 and 285,000 shares, respectively, available for issuance under the ESPP.

On October 20, 2025, the Company’s shareholders approved amendments to the 2023 Equity Incentive Plan and the Amended and Restated 2006 Employee Stock Purchase Plan to increase the share reserves by 2,500,000 shares and 300,000 shares, respectively. The additional shares became available for future issuance upon shareholder approval.

10. RESTRUCTURING CHARGES

During the three months ended May 30, 2025, the Company initiated a restructuring plan to consolidate facilities and optimize cost structure in order to more effectively support the Company’s long-term strategic objectives. Restructuring charges relate to impairment of long-lived assets that will no longer be used in operations, including right-of-use assets and facility-related property, contract termination costs and facility exit-related costs. During the three months ended November 28, 2025, the Company entered into a lease termination agreement with the landlord and paid a termination fee of $0.2 million and was released from its remaining lease obligation. Consequently, the Company recognized a credit to the restructuring charge of $0.2 million during the period. There were no additional charges incurred during the three months ended February 27, 2026, and there was no restructuring liability outstanding as of February 27, 2026.

Separately, the Company implemented a workforce reduction to align resources with its business needs in the three months ended August 29, 2025. The Company recorded $0.2 million of restructuring charges in the Condensed Consolidated Statements of Operations during the three months ended August 29, 2025, primarily related to employee termination benefits. There were no additional charges incurred related to this reduction during the three months ended February 27, 2026. No restructuring liability remained as of February 27, 2026, related to this initiative.

There were no restructuring charges during the three and nine months ended February 28, 2025.

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

There was no additional ERC-related activity during the three months ended February 27, 2026.

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

The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	February 27,	February 28,	February 27,	February 28,
(In thousands, except per share data)	2026	2025	2026	2025
Numerator:
Net loss	$(3,203)	$(643)	$(8,517)	$(1,011)
Denominator:
Basic weighted average shares outstanding	30,695	29,733	30,265	29,500
Dilutive effect of common equivalent shares outstanding	-	-	-	-
Diluted weighted average shares outstanding	30,695	29,733	30,265	29,500

Net loss per share - Basic	$(0.10)	$(0.02)	$(0.28)	$(0.03)
Net loss per share - Diluted	$(0.10)	$(0.02)	$(0.28)	$(0.03)

Antidilutive employee share-based awards, excluded	1,723	1,693	1,847	1,646

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

Property and equipment, net by geographic area are as follows:

	February 27,	May 30,
(In thousands)	2026	2025
United States	$9,238	$8,892
International	39	77
Total property and equipment, net	$9,277	$8,969

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

Our net revenue consists primarily of sales of FOX-P systems, WaferPak Aligners, WaferPak contactors, Sonoma systems, Tahoe systems, Echo systems, test fixtures, upgrades and spare parts, service contracts revenues, and non-recurring engineering charges. Our selling arrangements may include contractual customer acceptance provisions, which are mostly deemed perfunctory or inconsequential, and installation of the product occurs after shipment, transfer of title and risk of loss.

Our operating results and cash flows can vary significantly from period to period due to the timing, volume, and mix of customer orders, particularly because a substantial portion of our revenue is derived from a relatively small number of high-value systems sales. As a result, the number, type, and selling price of systems sold in a given period can materially affect revenue, gross margin, earnings, and operating cash flow.

Demand for our products is influenced by conditions in the semiconductor industry and in the end markets served by our customers, including demand related to generative AI, silicon photonics and power semiconductors including silicon carbide and gallium nitride. During fiscal 2025 and the first nine months of fiscal 2026, our operating performance was negatively affected by continued softness in demand in electric vehicle power semiconductors. Changes in customer investment cycles, order timing, and the pace of adoption of new technologies may continue to affect our results in future periods.

In addition, our results of operations have been affected by changes in revenue mix across systems, contactors, and services, as well as by the integration and contribution of the acquired business. Because these factors can affect revenue levels, gross margins, operating expenses, and working capital differently from period to period, past performance may not necessarily be indicative of future results. Our liquidity and cash flows may also be affected by the timing of large system shipments, investments in inventory and working capital, capital expenditures, acquisition-related cash uses, and investments in product development and market expansion.

Recent changes in U.S. tariff policy, including possible replacement tariffs and the availability, timing and amount of any potential refunds of previously paid tariffs, may affect the cost of our imported goods, our supply chain, and, accordingly, our gross margins and operating results. We have not yet determined the impact of such changes and are continuing to evaluate the potential impact of these developments.

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

There have been no material changes to our critical accounting policies and estimates during the nine months ended February 27, 2026 compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended May 30, 2025. However, we have expanded the discussion below regarding income taxes to provide additional information about the significant judgments and estimates involved in assessing the realizability of deferred tax assets.

Income Taxes

We recognize deferred tax assets (“DTAs”) for deductible temporary differences, net operating loss carryforwards, and tax credit carryforwards to the extent we conclude it is more likely than not that such DTAs will be realized. Our DTAs relate solely to U.S. federal and state income taxes. At each reporting date, we evaluate the realizability of our DTAs and record a valuation allowance when, based on all available evidence, we conclude that it is not more likely than not that some portion or all of our DTAs will be realized.

This assessment is a critical accounting estimate because it requires significant judgment in weighing both positive and negative evidence, with the most objective evidence generally carrying the greatest weight. In making this determination, we consider, among other factors: (i) recent operating results and cumulative pretax income (loss) in the United States; (ii) the duration and severity of any recent losses; (iii) projections of future taxable income based on our operating plans (including expected revenues, margins, and cost structure); (iv) the availability and feasibility of tax planning strategies; and (v) the expected utilization periods and limitations applicable to carryforwards.

During fiscal 2024, we released a valuation allowance of $21.9 million after concluding that it was more likely than not that our U.S. DTAs would be realized. However, because we incurred pretax losses in fiscal 2025, and losses continued through the nine months ended February 27, 2026, management continues to reassess at each reporting date whether sufficient positive evidence exists to support realization of our U.S. DTAs. This reassessment places increased emphasis on the evaluation of recent operating performance and our forecast of future taxable income, including the extent to which recent losses are expected to be temporary versus indicative of a sustained trend.

If actual results differ from our current estimates, if assumptions underlying our forecast of future taxable income change, or if negative evidence (including sustained losses) outweighs positive evidence, we may be required to record or adjust a valuation allowance. Any such change could have a material impact on our income tax provision and our results of operations in the period of the change.

Results of Operations

Discussion of Results of Operations for the Three and Nine Months Ended February 27, 2026 compared to the Three and Nine Months Ended February 28, 2025

Revenues

	Three Months Ended			Nine Months Ended
	February 27,	February 28,	Percent	February 27,	February 28,	Percent
(Dollars in thousands)	2026	2025	Change	2026	2025	Change
Revenues	$10,313	$18,307	(44)%	$31,166	$44,879	(31)%

For the three months ended February 27, 2026, revenue decreased by $8.0 million, compared to the same period in the prior year.  This decrease was primarily driven by a $5.9 million decline in wafer-level burn-in systems revenue and a $4.3 million decline in wafer-level contactors revenue, mainly due to lower shipments of wafer-level burn-in products sold. In the prior year period, wafer-level burn-in products were sold to a new semiconductor customer serving AI applications and to a gallium nitride power semiconductor supplier. These decreases were partially offset by a $1.4 million increase in package-level burn-in boards and burn-in modules revenue and $0.9 million increase in package-level burn-in systems revenue, driven by a higher number of package-level burn-in products sold to customers in AI-related applications.

For the nine months ended February 27, 2026, revenue decreased by $13.7 million, compared to the same period in the prior year, primarily driven by a $21.2 million decrease in wafer-level contactors revenue due to significantly lower shipments, reflecting continued softness in demand related to electric vehicles. This decrease was partially offset by a $3.6 million increase in package-level burn-in boards and burn-in modules revenue and a $2.5 million increase in package-level burn-in systems revenue, primarily reflecting increased demand for package-level burn-in products from customers in AI–related applications and other markets, a $0.8 million increase in wafer-level burn-in systems revenue, and a $0.5 million increase in service revenue.

Revenue by Geography	Three Months Ended			Nine Months Ended
	February 27,	February 28,	Percent	February 27,	February 28,	Percent
(Dollars in thousands)	2026	2025	Change	2026	2025	Change
Asia	$5,552	$5,472	1%	$15,645	$27,875	(44)%
United States	2,733	10,560	(74)%	9,487	14,544	(35)%
Europe and Middle East	2,028	2,275	(11)%	6,034	2,460	145%
Total revenues	$10,313	$18,307	(44)%	$31,166	$44,879	(31)%
Asia as a percentage of total revenues	53.8%	29.9%		50.2%	62.1%
United States as a percentage of total revenues	26.5%	57.7%		30.4%	32.4%
Europe and Middle East as a percentage of total revenues	19.7%	12.4%		19.4%	5.5%

On a geographic basis, revenues represent products that were shipped to or services that were performed at our customer locations. For the three months ended February 27, 2026, compared to the same period in the prior year, revenue decreased in the United States primarily due to lower sales of wafer-level burn-in systems and contactors to customers in the United States.

For the nine months ended February 27, 2026, compared to the same period in the prior year, revenue decreased in Asia primarily due to the ongoing softness in demand for electric vehicles and revenue decreased in the United States primarily due to lower sales of wafer-level burn-in systems and contactors to a customer providing AI applications. These decreases were partially offset by higher revenue in Europe and the Middle East, primarily attributable to the memory market.

Gross Margin

	Three Months Ended			Nine Months Ended
	February 27,	February 28,	Percent	February 27,	February 28,	Percent
(Dollars in thousands)	2026	2025	Change	2026	2025	Change
Gross profit	$3,368	$7,183	(53)%	$9,632	$19,661	(51)%
Gross margin	32.7%	39.2%		30.9%	43.8%

Gross profit decreased by $3.8 million for the three months ended February 27, 2026, compared to the same period in the prior year, primarily due to lower revenue levels. Gross margin decreased by 6.5 percentage points primarily due to a change in product mix toward package-level burn-in products, which have lower gross margins than wafer-level products, as well as higher assembly and warranty costs, and increased freight and tariff costs.

Gross profit decreased by $10.0 million for the nine months ended February 27, 2026, compared to the same period in the prior year, primarily due to lower revenue levels. Gross margin decreased by 12.9 percentage points primarily due to lower overhead absorption as a result of lower manufacturing production, a change in product mix toward package-level burn-in products, which have lower gross margins than wafer-level products, higher assembly and warranty costs, increased freight expenses, and higher tariffs on imported parts following the government policy changes.

Research and Development

	Three Months Ended			Nine Months Ended
	February 27,	February 28,	Percent	February 27,	February 28,	Percent
(Dollars in thousands)	2026	2025	Change	2026	2025	Change
Research and development	$3,167	$3,140	1%	$8,988	$7,777	16%
As a percentage of total revenues	30.7%	17.2%		28.8%	17.3%

Research and development expenses consist primarily of compensation and benefits for product development personnel, outside development service costs, travel expenses, facilities cost allocations, and stock-based compensation charges. Research and development expenses remained consistent for the three months ended February 27, 2026, compared to the same period in the prior year, as higher employment-related costs of $0.3 million resulting from increased headcount and higher allocated office expenses of $0.3 million were partially offset by one-time severance benefits of $0.7 million incurred in the prior year period following the passing of an executive officer.

Research and development expenses increased by $1.2 million for the nine months ended February 27, 2026, compared to the same period in the prior year. The increase was primarily driven by $1.1 million of higher employment-related costs, including stock-based compensation, resulting from increased headcount, higher allocated office expenses of $0.5 million and higher project-related expenses of $0.3 million, which were partially offset by the one-time severance benefits of $0.7 million incurred in the prior year period following the passing of an executive officer.

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
	February 27,	February 28,	Percent	February 27,	February 28,	Percent
(Dollars in thousands)	2026	2025	Change	2026	2025	Change
Selling, general and administrative	$4,430	$5,162	(14)%	$13,581	$14,357	(5)%
As a percentage of total revenues	43.0%	28.2%		43.6%	32.0%

Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel, legal and accounting service costs, marketing communications costs, travel expenses, facilities cost allocations, and stock-based compensation charges. Selling, general and administrative expenses decreased by $0.7 million for the three months ended February 27, 2026, compared to the same period in the prior year, primarily due to lower professional service fees of $0.5 million.

Selling, general and administrative expenses decreased by $0.8 million for the nine months ended February 27, 2026, compared to the same period in the prior year, primarily due to lower professional service fees of $1.3 million and a lower bonus expense of $0.4 million partially offset by higher stock-based compensation of $1.1 million.

Interest and Other Income, Net

	Three Months Ended			Nine Months Ended
	February 27,	February 28,	Percent	February 27,	February 28,	Percent
(Dollars in thousands)	2026	2025	Change	2026	2025	Change
Interest income, net	$240	$270	(11)%	$613	$1,179	(48)%
Other income (expense), net	(12)	(25)	(52)%	1,049	(11)	N.M.
Interest and other income, net	$228	$245	(7)%	$1,662	$1,168	42%

N.M.-Not meaningful

Interest and other income, net, primarily consists of interest income, foreign currency transaction exchange gains and losses and other non-operating income and expense. Interest income, net, and other income (expense), net, remained consistent for the three months ended February 27, 2026, compared to the same period in the prior year.

Interest income, net, decreased by $0.6 million for the nine months ended February 27, 2026, compared to the same periods in the prior year, primarily driven by lower interest income earned on lower average cash balances and lower yields from our investments in money market funds.  For the nine months ended February 27, 2026, other income (expense), net, increased by $1.1 million, compared to the same period in the prior year, primarily attributable to the Employee Retention Credit (“ERC”) refund of $1.3 million received, net of a $0.3 million third-party service fee incurred in connection with the filing of the ERC claims.

For further explanation of the ERC, see Note 11, Employee Retention Credit, in Notes to Condensed Consolidated Financial Statements.

Income Tax Benefit

	Three Months Ended			Nine Months Ended
	February 27,	February 28,	Percent	February 27,	February 28,	Percent
(Dollars in thousands)	2026	2025	Change	2026	2025	Change
Income tax benefit	$(798)	$(231)	245%	$(2,764)	$(294)	N.M.

N.M.-Not meaningful

For the three and nine months ended February 27, 2026, the Company recognized income tax benefit of $0.8 million and $2.8 million, respectively, primarily driven by quarter-to-date and year-to-date losses in the United States. For the three and nine months ended February 28, 2025, the income tax benefit was also primarily related to quarter-to-date and year-to-date losses in the United States.

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash were $37.1 million as of February 27, 2026, compared to $31.4 million as of February 28, 2025. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for the next twelve months.

	Nine Months Ended
	February 27,	February 28,
(In thousands)	2026	2025	Change
Operating activities	$(5,142)	$(5,098)	$(44)
Investing activities	(3,733)	(13,249)	9,516
Financing activities	19,447	374	19,073
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9	25	(16)
Net increase (decrease) in cash, cash equivalents and restricted cash	$10,581	$(17,948)	$28,529

Net Cash Flows Used in Operating Activities

Net cash flows used in operating activities for the nine months ended February 27, 2026 remained relatively consistent, compared to the same period in the prior year. The change was driven primarily by decreases in prepayments to vendor and in unbilled receivables, an increase in cash provided by collection of accounts receivable, lower cash outflows for inventory purchases, and higher non-cash charges including stock-based compensation expense, offset by a higher loss before income tax benefit and an increase in payment to vendors.

Net Cash Flows Used in Investing Activities

Net cash used in investing activities decreased by $9.5 million for the nine months ended February 27, 2026, compared to the same period in the prior year. The decrease was primarily due to the $11.1 million payment to acquire Incal during the nine months ended February 28, 2025, compared to a $1.8 million escrow release related to the acquisition during the nine months ended February 27, 2026.

Net Cash Flows Provided by Financing Activities

Net cash provided by financing activities increased by $19.1 million for the nine months ended February 27, 2026, compared to the same period in the prior year, primarily driven by net proceeds of $19.6 million from the issuance of common stock under the Company’s ATM offering program, partially offset by a $0.8 million increase in shares repurchased for tax withholdings on vesting of restricted stock units.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, evaluated the effectiveness of our "disclosure controls and procedures" as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of February 27, 2026, in connection with the filing of this Quarterly Report on Form 10-Q. Based on that evaluation as of February 27, 2026, our CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended February 27, 2026, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended February 27, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408(a).

Item 6. Exhibits

Exhibit Number	Description

3.1(1)	Restated Articles of Incorporation of Registrant

3.2(2)	Amended and Restated Bylaws of the Registrant

4.1(3)	Form of Common Stock certificate

31. 1	Certification of the principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †

31. 2	Certification of the principal financial and accounting officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †

32. 1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32. 2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document †

101.SCH	XBRL Taxonomy Extension Schema Document †

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document †

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document †

101.LAB	XBRL Taxonomy Extension Label Linkbase Document †

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document †

1	Incorporated by reference to the same-numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 filed June 11, 1997 (File No. 333-28987)
2	Incorporated by reference to Exhibit 3.1 previously filed with the Company’s Annual Report on Form 10-K filed July 28, 2025 (File No. 000-22893)
3	Incorporated by reference to the same-numbered exhibit previously filed with Amendment No.1 to the Company’s Registration Statement on Form S-1 filed July 17, 1997 (File No. 333-28987)

†	Filed herewith.
**	Furnished, and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEHR TEST SYSTEMS

Date: April 8, 2026	By:	/s/ GAYN ERICKSON
Gayn Erickson
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 8, 2026	By:	/s/ CHRIS P. SIU
Chris P. Siu
Executive Vice President of Finance, and Chief Financial Officer
(Principal Financial and Accounting Officer)

