Form 10-K
period 2026-05-29
AEHR TEST SYSTEMS
filed 2026-07-27
CIK 1040470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 29, 2026

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

The aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates of the registrant, based upon the closing price of $22.97 on November 28, 2025, as reported on the NASDAQ Capital Market, was $671,378,691. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock (other than such persons of whom the Registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

The number of shares of registrant’s common stock, par value $0.01 per share, outstanding at July 20, 2026 was 32,620,450.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended May 29, 2026.

AEHR TEST SYSTEMS

FORM 10-K

FISCAL YEAR ENDED MAY 29, 2026

Tab le of Contents

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “plan,” “intend,” “expect,” “could,” “target,” “project,” “should,” “predict,” “potential,” “would,” “seek” and similar expressions and the negative of those expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. These risks include but are not limited to those factors identified in “Risk Factors” beginning on page [13] of this Annual Report on Form 10-K, those factors that we may from time to time identify in our periodic filings with the Securities and Exchange Commission, as well as other factors beyond our control. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. Unless the context requires otherwise, references in this Form 10-K to “Aehr Test,” the “Company,” “we,” “us” and “our” refer to Aehr Test Systems.

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

PART I

Item 1. Business

OVERVIEW

Aehr Test Systems, Inc. (“Aehr Test,” “Aehr,” or “we”) was incorporated in the state of California on May 25, 1977 and is headquartered in Fremont, California. We are a leading provider of test solutions for testing, burning-in, and stabilizing semiconductor devices in wafer level, singulated die, and package level, and have installed thousands of systems worldwide. Mission critical applications are driving increased quality, reliability, safety, and security needs of semiconductors. The applications include artificial intelligence (“AI”), High Performance Compute (“HPC”) data centers, E-mobility (electric vehicles), electric vehicle charging infrastructure, solar and wind power, data and telecommunications infrastructure, and solid-state memory storage. The trend is driving additional test requirements, incremental capacity needs, and new opportunities for Aehr Test products and solutions. We have developed and introduced several innovative products including the FOX-PTM family of test and burn-in systems and FOX WaferPakTM Aligner, FOX WaferPak Contactor, FOX DiePak® Carrier and FOX DiePak Loader. The FOX-XP and FOX-NP systems are full wafer contact and singulated die/module test and burn-in systems that can test, burn-in, and stabilize a wide range of devices such as leading-edge silicon carbide-based and gallium nitride power semiconductors, 2D and 3D sensors used in mobile phones, tablets, and other computing devices, memory semiconductors, processors, microcontrollers, systems-on-a-chip, and photonics and integrated optical devices used in AI. The FOX-CP system is a low-cost single-wafer compact test solution for logic, memory and photonic devices and the newest addition to the FOX-P product family. The FOX WaferPak Contactor contains a unique full wafer contactor capable of testing wafers up to 300mm that enables integrated circuits (“ICs”), manufacturers to perform test, burn-in, and stabilization of full wafers on the FOX-P systems. The FOX DiePak Carrier allows testing, burn-in, and stabilization of singulated bare die and modules up to 1,024 devices in parallel per DiePak on the FOX-NP and FOX-XP systems up to nine DiePaks at a time. The introduction of the High Power FOX-XP in connection with the Sonoma Ultra high-power package level reliability/burn-in test solutions and Sonoma Ultra Automated Loader and Unloader enable Aehr the unique ability to deliver wafer level test and burn-in and package level burn-in for AI accelerators, GPUs, and HPC processors. The combination positions us well within the rapidly growing AI market as a turn-key provider of reliability and testing that span from engineering to high volume production. In combination with Sonoma, Tahoe and Echo package level burn-in systems, we provide a full range of solutions for semiconductor devices.

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

Tab le of Contents

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

MARKETS

The Company’s semiconductor test and reliability qualification solutions address multiple test and burn-in markets including Artificial Intelligence devices for Large Language Models (“LLMs”) and Inference, Silicon Carbide (“SiC”) and Gallium Nitride (“GaN”) devices for power semiconductors, electric vehicles, electric vehicle charging infrastructure, solar and wind power, silicon photonics for data center infrastructure, Co-Package Optics (CPO) and worldwide 5G infrastructure, 2D/3D sensors for consumer electronics and automotive applications, and the data storage and memory markets.

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

As the AI processor market grows, the Company expects the need for burn-in to become increasingly important. AI processors’ distinct architecture of die-to-die interdependency and increased memory size and use create a unique opportunity for the Company to apply enabling wafer level test and burn-in technology and package level burn-in for its customers and potential future customers. Subjecting the AI processors under stress to eliminate potential failures before they are deployed is crucial as they are often used in critical applications where failure can have significant consequences. Therefore, as the AI chip market continues to expand, the requirement for robust and efficient burn-in processes increases. These processes work to ensure the reliability and longevity of AI chips, thereby helping to contribute to the overall growth and success of the AI industry.

 Silicon Photonics

The silicon photonics market is experiencing rapid growth in device deployment as data centers and 5G networks expand to meet surging bandwidth demand.

Growing adoption of integrated optical devices across data centers, data center interconnects, mobile devices, automotive systems, and wearable biosensors is driving significantly higher requirements for initial quality and long-term reliability — standards that rise with each new product generation. Silicon photonics integrated circuits are also expanding into optical chip-to-chip communication, with multiple companies announcing roadmaps for co-packaged photonics integrated with microprocessors, graphics processors, and chipsets for computing and artificial intelligence applications.

Silicon photonics devices are highly integrated silicon-based semiconductors in which non-silicon laser transmitters and receivers are bonded directly to a silicon chip containing the multiplexing, de-multiplexing, and other high-speed communication circuitry. This integration enables a smaller, lower-cost, more reliable alternative to traditional fiber optic transceivers used in data center and telecommunications infrastructure. Manufacturing these devices requires a critical step called stabilization, in which they are subjected to high temperatures and power to stabilize output. The Company's solution enables this burn-in process to be performed at the wafer level — before dicing and packaging — eliminating the need to build it into the transceiver's printed circuit board or other module-level infrastructure. This approach delivers both higher yields and significant cost savings.

Tab le of Contents

Power Semiconductors (Silicon Carbide (“SiC”) and Gallium Nitride (“GaN”))

Silicon Carbide power semiconductors have emerged as the preferred technology for battery electric vehicle power conversion in on-board and off-board electric vehicle battery chargers, and the electric power conversion and control of the electric engines. These devices reduce power loss by as much as greater than 75% compared to power silicon alternatives like IGBT (Insulated-Gate Bipolar Transistor) devices, which has essentially changed the entire market dynamic. With the power efficiency advantages of SiC, the Company sees most, if not every electric vehicle automotive company moving to silicon carbide-based powertrain and charging systems in the near future.

The GaN market appears to be a potentially significant growth driver for our FOX systems and WaferPak full wafer contactors, particularly for automotive, photovoltaic and other industrial applications where burn-in appears to be critical for meeting the initial quality and reliability needs of those markets.

The Company’s FOX-P family of products are cost-effective solutions to help ensure the critical quality and reliability of devices in this market, where a single power semiconductor failure in a vehicle's drivetrain can lead to failure of the entire system.

Data Storage and Memory

The Company also views emerging developments in the data storage and memory markets as new opportunities for its systems, as these end markets and customers require devices with extremely high levels of quality and long-term reliability. One such opportunity for wafer-level burn-in is semiconductors used in solid state disk drives for data storage using NAND flash semiconductor memory devices. The NAND flash memory market performs 100% test and burn-in on devices used in mission-critical applications such as enterprise storage, and the Company sees this as an opportunity for its fully automated systems and WaferPaks.

Within Dynamic Random Access Memory (“DRAM”), the Company sees a particularly compelling opportunity in High Bandwidth Memory ("HBM"), the stacked memory architecture increasingly used alongside GPUs and AI accelerators to meet the extreme bandwidth demands of artificial intelligence and high-performance computing workloads. Because HBM stacks multiple DRAM die using through-silicon via interconnects, a single defective die can compromise an entire high-value stack after assembly, making upfront wafer-level test and burn-in especially valuable for detecting latent defects before stacking and packaging. As HBM adoption accelerates with the growth of AI infrastructure, the Company believes this represents a significant long-term growth opportunity for its wafer-level test and burn-in solutions.

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

Tab le of Contents

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

Wafer Level and Die Level Test and Burn-in Systems

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

Tab le of Contents

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

Net revenues of full wafer contact product lines, systems, WaferPak Contactors and services for fiscal 2026, 2025, and 2024 were $31.5 million, $39.2 million, and $64.6 million, respectively, and accounted for approximately 63%, 66%, and 98% of the Company’s net revenues in fiscal 2026, 2025, and 2024, respectively.

Package Level Test and Burn-in Systems

Aehr’s package level test and burn-in systems consist of several products serving multiple electrical, power, and thermal requirements to meet a wide variety of semiconductor reliability qualification and production screening and burn-in needs. Each of these products include several subsystems: pattern generation and test electronics, control software, network interface and environmental chamber. The test pattern generator allows duplication of most of the functional tests performed by a traditional tester. Pin electronics at each burn-in board (“BIB”) or Burn-in module (“BIM”) position are designed to provide accurate signals to the ICs being tested and detect whether a device is failing the test.

Lower power devices being tested up to 20-50 watts per device are placed on BIBs and loaded into environmental chambers which typically operate at temperatures from 25 degrees Celsius (77 degrees Fahrenheit) up to 175 degrees Celsius (347 degrees Fahrenheit). Using our optional chambers, our systems can produce temperatures as low as -55 degrees Celsius (-67 degrees Fahrenheit). A single BIB can hold up to several hundred ICs, and a production chamber holds up to 72 BIBs, resulting in thousands of memory or logic devices being tested in a single system.

For high-power applications, devices under test are placed on BIMs which are loaded into our power burn-in systems. Pin electronics and power supplies are dedicated to each individual device under test (“DUT”) and all resources are near the DUT to optimize signal integrity and accuracy. The temperature is controlled locally at DUT level and thermal control is liquid cooled.

Our product portfolio includes package level burn-in solutions for the full range of power and complexity of integrated circuits. Product lines feature the Sonoma series for ultra-high-power burn-in testing, the Tahoe series for medium-power reliability burn-in, and the Echo series for low-power and high parallelism testing. The Sonoma line, with its ultra-high-power capabilities, is specifically designed to address the reliability and burn-in needs of the burgeoning demand for AI accelerators, GPUs, HPC processors, and devices that can reach levels of power as high as 1600 or more watts. The Sonoma is available in its standard configuration, which supports up to 88 devices with independent test resources per chamber. The Tahoe and Echo lines for medium-power and low-power burn-in solutions, respectively, target logic, SoC, and mixed-signal devices employed in mobile communications, mobility, medical, military, aerospace, and data center applications. These systems are installed globally at independent test and burn-in labs, as well as semiconductor manufacturers for high volume production.

Net revenues of package level product lines, systems and services for fiscal 2026, 2025, and 2024 were $18.5 million, $19.8 million, and $1.6 million, respectively, and accounted for approximately 37%, 34%, and 2% of the Company’s net revenues in fiscal 2026, 2025, and 2024 respectively.

Tab le of Contents

CUSTOMERS

The Company markets and sells its products throughout the world to semiconductor manufacturers, semiconductor contract assemblers, electronics manufacturers and burn-in and test service companies.

Revenues from the Company’s five largest customers accounted for approximately 70%, 77%, and 93% of its net revenues in fiscal 2026, 2025, and 2024, respectively. During fiscal 2026, three customers accounted for approximately 26%, 14% and 11% of the Company’s net revenues. During fiscal 2025, two customers accounted for approximately 39% and 15% of the Company’s net revenues. During fiscal 2024, two customers accounted for approximately 67% and 17% of the Company’s net revenues. No other customers accounted for more than 10% of the Company’s net revenues for any of these periods. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net revenues for the foreseeable future. In addition, revenues from significant customers may fluctuate significantly from quarter to quarter. Such fluctuations may result in changes in the utilization of the Company’s facilities and resources. The loss of or reduction or delay in orders from a significant customer or a delay in collecting or failure to collect accounts receivable from a significant customer could materially and adversely affect the Company’s business, financial condition and operating results.

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

BACKLOG

At May 29, 2026, the Company’s backlog was $80.6 million compared with $15.2 million at May 30, 2025. The Company’s backlog consists of product orders for which confirmed purchase orders have been received and which are scheduled for shipment within 12 months. Due to the possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments or development projects, the Company’s backlog as of a particular date may not be indicative of net revenues for any succeeding period.

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

The Company conducts ongoing research and development to design new products and to support and enhance existing product lines. Building upon the expertise gained in the development of its existing products, the Company has developed the FOX family of systems for performing test and burn-in of entire processed wafers, and burn-in of devices in singulated die and module form, including the FOX-NP and FOX-CP systems released during fiscal 2019, and the Automated WaferPak Aligner released during fiscal 2023 and the acquisition of the Sonoma, Tahoe and Echo platforms in fiscal 2025. The Company is developing enhancements to wafer level and package level burn-in products, and automation intended to improve the capability and performance for testing and burn-in of future generation devices and provide the flexibility in a wide variety of applications.

Tab le of Contents

MANUFACTURING

The Company assembles its products from components and parts manufactured by others, including environmental chambers, power supplies, metal fabrications, printed circuit assemblies, ICs, burn-in sockets, high-density interconnects, wafer contactors and interconnect substrates. The Company’s strategy is to use in-house manufacturing only when necessary to protect a proprietary process or when a significant improvement in quality, cost or lead time can be achieved and relies on subcontractors to manufacture many of the components and subassemblies used in its products. Final assembly and testing are performed at the Company’s principal manufacturing facility located in Fremont, California. In addition, during fiscal 2026, the Company worked with a long time established subcontractor of the Company to do final integration and test of its Sonoma package level test and burn-in systems. During its fourth fiscal quarter, the Company signed off on the qualification of direct shipments of Sonoma systems to customers. This additional manufacturing capacity significantly increases the total manufacturing capacity of the Company.

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

PROPRIETARY RIGHTS

The Company relies primarily on the technical and creative ability of its personnel, its proprietary software, and trade secrets and copyright protection, rather than on patents, to maintain its competitive position. The Company’s proprietary software is copyrighted and licensed to the Company’s customers. As of May 29, 2026, the Company held 125 active patents in the United States, Singapore, China, Germany, Ireland, Italy, Netherlands, United Kingdom, Japan, South Korea, Malaysia, Philippines, Taiwan and other countries, with expiration date ranges from 2028 to 2045, and had over 100 additional United States patent applications and foreign patent applications pending.

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

Tab le of Contents

As of May 29, 2026, there were no pending claims against the Company regarding infringement of any patents or other intellectual property rights of others. However, the Company may, from time to time, receive communications from third parties asserting intellectual property claims against the Company. Such claims could include assertions that the Company’s products infringe, or may infringe, the proprietary rights of third parties, requests for indemnification against such infringement or suggest the Company may be interested in acquiring a license from such third parties. There can be no assurance that any such claim made in the future will not result in litigation, which could involve significant expense to the Company, and, if the Company is required or deems it appropriate to obtain a license relating to one or more products or technologies, there can be no assurance that the Company would be able to do so on commercially reasonable terms, or at all.

ENVIRONMENTAL, SOCIAL AND GOVERNANCE (ESG)

Environmental

The Company focuses on clean technology such as the electrical vehicle (“EV”) and power semiconductors market. EV and power semiconductor revenues accounted for 17%, 41%, and 92% of total revenues in fiscal 2026, 2025, and 2024, respectively. We engineer our products to be more energy efficient by using more efficient electrical designs and thermally efficient cooling architectures using conductive heat transfer versus convection air cooled methods. Our technology and architectural design allow our products to take up to as little as only 5% of the test floor space compared to competitor’s products.

The Company improved its facilities by replacing existing air conditioners and heat exchangers with higher efficiency units that draw less power and produce less wasted energy. Our headquarters facility upgrades include moving to high efficiency lighting, modernizing our electrical power and cooling infrastructure.

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

Tab le of Contents

HUMAN CAPITAL RESOURCES

As of May 29, 2026, the Company, including its foreign subsidiaries and one branch office, employed 138 persons collectively, on a regular full-time basis, of whom 43 were engaged in research, development and related engineering, 46 were engaged in manufacturing, 34 were engaged in marketing, sales and customer support and 15 were engaged in general administration, finance and IT functions. In addition, the Company, from time to time, may employ a few contractors, temporary, and part-time employees, particularly to perform customer support and manufacturing.

The Company’s employees are dispersed across principal offices in the United States, Germany, Taiwan, and the Philippines. In addition, our service and support organization has employees located worldwide, at or near customer facilities, to provide timely customer response. As of May 29, 2026 regular full-time employees were located in the following geographic areas: 103 in United States, 28 in the Philippines, six in Taiwan, and one in Germany.

The Company’s success is in part dependent on its ability to attract and retain highly skilled workers, who are in high demand. None of the Company’s employees are represented by a union and the Company has never experienced a work stoppage due to strike. The Company’s management considers its relations with its employees to be good. The Company regularly evaluates its ability to attract and retain its employees. The Company has had relatively low turnover rates within its workforce, with 53% of its regular full-time workforce being with the Company for 5 years or more.

The Company believes that the investments we make in driving a strong, values-based culture and supporting its employees through programs, development, and competitive pay enhances its organizational capability. The Company’s management reviews retention and turnover data, employee communications, performance review status, and compensation and benefits to identify potential issues or opportunities for improvement on a quarterly basis. The Company periodically performs employee surveys to monitor employee satisfaction, and the Company follows up with an action planning process to actively respond to employee feedback.

BUSINESS SEGMENT DATA AND GEOGRAPHIC AREAS

The Company operates in one business segment, the designing, manufacturing, marketing and selling of advanced test and burn-in products to the semiconductor manufacturing industry in several geographic areas. Selected financial information, including net revenues and property and equipment, net for each of the last three fiscal years, by geographic area is included in Part II, Item 8, Note 11, “Revenue” and Note 17, “Segment Information” and certain risks related to such operations are discussed in Part I, Item 1A, Risk Factors, under the heading “We sell our products and services worldwide, and our business is subject to risks inherent in conducting business activities in geographic regions outside of the United States.”

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

Tab le of Contents

Item 1A. Risk Factors

You should carefully consider the risks described below. These risks are not the only risks that we may face. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected, which could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Annual Report on Form 10-K or presented elsewhere by management from time to time.

Risks Related to Our Business and Industry

We generate a large portion of our sales from a small number of customers. If we were to lose one or more of our large customers, operating results could suffer dramatically.

The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and contract test and assembly companies accounting for a substantial portion of the purchases of semiconductor equipment. Sales to our five largest customers accounted for approximately 70%, 77%, and 93% of our net sales in fiscal 2026, 2025, and 2024, respectively. During fiscal 2026, three customers accounted for approximately 26%, 14% and 11% of our net sales. During fiscal 2025, two customers accounted for approximately 39% and 15% of our net sales. During fiscal 2024, two customers accounted for approximately 67% and 17% of our net sales. No other customers accounted for more than 10% of our net sales for any of these periods.

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

A substantial portion of our net sales is generated by relatively small-volume, high-value transactions.

We derive a substantial portion of our net sales from the sale of a relatively small number of systems with high dollar value. As a result, the loss or deferral of a limited number of system sales could have a material adverse effect on our net sales and operating results in a particular period. Most customer purchase orders are subject to cancellation or rescheduling by the customer with limited penalties, and, therefore, backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. From time to time, cancellations and rescheduling of customer orders have occurred, and delays by our suppliers in providing components or subassemblies to us have caused delays in our shipments of our own products. For example, since the second half of fiscal 2025, global tariff announcements had created uncertainty in the global economy that impacted customer demand and orders. There can be no assurance that we will not be materially adversely affected by future cancellations or rescheduling by our customers or other delays in our shipments.

For non-standard products where we have not effectively demonstrated the ability to meet specifications in the customer environment, we defer revenue until we have met such customer specifications. Any delay in meeting customer specifications could have a material adverse effect on our operating results. A substantial portion of net sales typically is realized near the end of each quarter. A delay or reduction in shipments near the end of a particular quarter, due, for example, to unanticipated shipment rescheduling, cancellations, or deferrals by customers, customer credit issues, unexpected manufacturing difficulties experienced by us or delays in deliveries by suppliers, could cause net sales in a particular quarter to fall significantly.

The semiconductor equipment industry is intensely competitive. In each of the markets we serve, we face competition from established competitors and potential new entrants, many of which have greater financial, engineering, manufacturing and marketing resources than us.

Our FOX wafer-level and singulated die/module test and burn-in systems and package level burn-in systems face competition from larger systems manufacturers that have significant technological know-how and manufacturing capability. Some users of our systems, such as independent test labs, build their own burn-in systems, while others, particularly large IC manufacturers in Asia, acquire burn-in systems from captive or affiliated suppliers. Our WaferPak products are facing and are expected to face increasing competition. Several companies have developed or are developing full-wafer and single-touchdown probe cards. We expect that our DiePak products for burning-in and testing multiple singulated die and small modules face significant competition. We believe that several companies have developed or are developing products which are intended to enable test and burn-in of multiple bare die, and small modules.

Tab le of Contents

Additionally, the semiconductor industry has experienced significant consolidation over the past several years, and such consolidation may further increase competitive factors within the industry. We also expect our competitors to continue to improve the performance of their current products and to introduce new products with improved price and performance characteristics. New product introductions by our competitors or by new market entrants could cause a decline in sales or loss of market acceptance of our products. We have observed price competition in the systems market, particularly with respect to its less advanced products. Increased competitive pressure could also lead to intensified price-based competition, resulting in lower prices which could adversely affect our operating margins and results. We believe that to remain competitive we must invest significant financial resources in new product development and expand our customer service and support worldwide. There can be no assurance that we will be able to compete successfully in the future.

We rely on increasing market acceptance for our FOX and Sonoma systems, and we may not be successful in attracting new customers or maintaining our existing customers.

A principal element of our business strategy is to increase our presence in the test equipment market through system sales in our FOX wafer-level burn-in product family and Sonoma package level burn-in solutions. Market acceptance of the FOX and Sonoma systems is subject to a number of risks. Before a customer incorporates the FOX or Sonoma system into a production line, lengthy qualification and correlation tests must be performed. We anticipate that potential customers may be reluctant to change their procedures in order to transfer burn-in and test functions to the FOX or Sonoma system. Initial purchases are expected to be limited to systems used for these qualifications and for engineering studies. Market acceptance of the FOX and Sonoma systems also may be affected by the reluctance of IC manufacturers to rely on relatively small suppliers such as us. As is common with new complex products incorporating leading-edge technologies, we may encounter reliability, design, and manufacturing issues as we begin volume production and initial installations of FOX and Sonoma systems at customer sites. The failure of the FOX or Sonoma system to achieve increased market acceptance would have a material adverse effect on our future operating results.

We may experience increased costs associated with new product introductions.

As is common with new complex products incorporating leading-edge technologies, we have encountered reliability, design, and manufacturing issues as we begin volume production and initial installations of certain products at customer sites. Some of these issues in the past have related to components and subsystems supplied to us by third parties, which in certain cases has limited our ability to address such issues promptly. This process in the past required and in the future is likely to require us to incur unreimbursed engineering expenses and to experience larger than anticipated warranty claims which could result in product returns. In the early stages of product development there can be no assurance that we will discover any reliability, design, and manufacturing issues or, that if such issues arise, that they can be resolved to the customers’ satisfaction or that the resolution of such problems will not cause us to incur significant development costs or warranty expenses or to lose significant sales opportunities.

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

Tab le of Contents

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

We collect, maintain, and transmit data on information systems. These systems include those owned and maintained by the Company or by third parties. In addition, we use cloud-based enterprise resource planning (“ERP”) software to manage the business integrating all facets of operations, including manufacturing, finance, and sales and marketing. The data maintained on these systems includes confidential and proprietary information belonging to us, our customers, suppliers, and others. While the Company devotes significant resources to protect its systems and data from unauthorized access or misuse, we are exposed to cybersecurity risks. Our systems are subject to computer viruses, data breaches, phishing schemes, and other malicious software programs or cyberattacks. Such cybersecurity incidents may result in business disruption, loss of data, or unauthorized access to intellectual property, which could adversely affect our business.

A decrease in customer device failure rates and future changes in semiconductor technologies may result in a decrease in demand for our products.

Customer tool utilization is driven by many factors, including failure rates of customer devices. Improvements in yield may result in customers decreasing test and burn-in times or electing to perform sampling rather than 100% burn-in of their devices. Based upon data obtained from our systems, customers may revise internal manufacturing processes to decrease failure rates. A decrease in customer quality targets or tool utilization may result in a decrease in demand for our products, impacting our business and results of operations.

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

We attempt to operate our business in accordance with a business plan that is established annually, revised as appropriate, reviewed with our Board of Directors on a periodic basis, and reviewed by management even more frequently. Our business plan is developed based on a number of factors, many of which require estimates and assumptions, such as our expectations of the economic environment, future business levels, our customers’ willingness and ability to place orders, lead-times, and future revenue and cash flow. Our budgeted operating expenses, for example, are based in part on our future revenue expectations. However, our ability to achieve our anticipated revenue levels is a function of numerous factors, including the volatile and historically cyclical nature of our primary industry, customer order cancellations, macroeconomic changes, operational matters regarding particular agreements, our ability to manage customer deliveries, the availability of resources for the installation of our products, delays or accelerations by customers in taking deliveries and the acceptance of our products (for products where customer acceptance is required before we can recognize revenue from such sales), our ability to operate our business and sales processes effectively, and a number of the other risk factors as described in this Item 1A.

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

Tab le of Contents

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

We have agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, third-party claims that our products, when used for their intended purposes, infringe the IP rights of such third parties, or other claims made against certain parties. We may be compelled to enter into or accrue for probable settlements of alleged indemnification obligations, or we may be subject to potential liability arising from our customers’ involvements in legal disputes. In addition, notwithstanding the provisions related to limitations on our liability that we seek to include in our business agreements, the counterparties to such agreements may dispute our interpretation or application of such provisions, and a court of law may not interpret or apply such provisions in our favor, any of which could result in an obligation for us to pay material damages to third parties and engage in costly legal proceedings. It is difficult to determine the maximum potential amount of liability under any indemnification obligations, whether or not asserted, due to our limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in any particular claim. Our business, financial condition and results of operations in a reported fiscal period could be materially and adversely affected if we expend significant amounts in defending or settling any purported claims, regardless of their merit or outcomes.

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

Our success depends on our ability to continually enhance and broaden our product offerings in response to customer-anticipated process changes, strategic opportunities for growth, and industry technology trends. We may choose to acquire new and complementary businesses, products, technologies and/or services instead of developing them ourselves. If we are unable to successfully integrate and manage acquired businesses, if the costs associated with integrating the acquired business exceed our expectations, or if acquired businesses perform poorly, then our business and financial results may suffer. It is possible that the businesses we have acquired may perform worse than expected or prove to be more difficult to integrate and manage than anticipated.

Tab le of Contents

We are exposed to risks related to the use of artificial intelligence by us and our competitors.

We are increasingly incorporating AI capabilities into the development of our technologies and into our products and services. AI technology is complex and rapidly evolving, and may subject us to significant competitive, legal, regulatory, and other risks. The implementation of AI can be costly and there is no guarantee that our use of AI will enhance our technologies, benefit our business operations or produce products and services that are preferred by our customers. Our competitors may be more successful in their AI strategy and develop superior products and services with the aid of AI.

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

Operational and Other Risks

We purchase materials from suppliers worldwide, which subjects the Company to increased supply chain, trade policy, and foreign sourcing risks that could adversely affect our business.

We purchase components, sub-assemblies, and chambers from suppliers outside the United States. Our reliance on global suppliers exposes us to risks associated with international sourcing, including supply chain disruptions, rising costs due to inflationary pressures, foreign currency fluctuations, and changes in trade or regulatory policies. A decrease in the value of the U.S. Dollar relative to foreign currencies would increase the cost of our materials. Should the Company increase its sales prices to recover the increase in costs, this could result in a decrease in the competitiveness of our products. In addition, we are subject to other risks associated with purchasing materials from suppliers worldwide. Government authorities may also implement protectionist policies or impose limitations on the transfer of intellectual property. This may limit our ability to obtain products from certain geographic regions and require us to identify and qualify new suppliers. The process of qualifying suppliers could be lengthy, and no assurance can be given that any additional sources would be available to us on a timely basis. Changes in trade relations, currency fluctuations, or protectionist policies could have a material adverse effect on our business, financial condition or results of operations.

Changes in U.S. tariff policies, retaliatory trade measures taken by other countries and resulting trade wars may have a material adverse impact on our results of operations.

Changes in U.S. tariff policy, import restrictions, export controls, sanctions, retaliatory trade measures, and broader trade disputes have adversely affected, and may continue to adversely affect, our business, financial condition, and results of operations. Although certain tariffs previously imposed by the United States under the International Emergency Economic Powers Act were invalidated by the U.S. Supreme Court in February 2026 and are no longer being collected, other tariffs and trade restrictions remain in effect or may be imposed, modified, expanded, or reinstated under other legal authorities.

These measures have increased, and may continue to increase, our cost of revenues and operating expenses by raising the cost of imported raw materials, components, equipment, and other inputs used in our business. Trade restrictions and tariffs imposed by the United States or by other countries may also reduce demand for our products in affected regions, cause our customers to delay, cancel, or reduce orders, increase supply chain complexity, require changes in sourcing strategies, or otherwise disrupt our operations and capital planning. In addition, uncertainty regarding the scope, timing, duration, and enforcement of trade measures may make it more difficult for us, our customers, and our suppliers to plan and execute business activities and investments.

Our efforts to address these risks, such as through operational adjustments and pricing strategies, may not be successful. Such efforts may need time to take effect and may have an adverse impact on our results of operations.

Tab le of Contents

Any continuation, expansion, modification, or reinstatement of tariffs or other trade restrictions, any additional retaliatory measures by other countries, or any escalation of trade disputes could materially and adversely affect our business, financial condition, and results of operations.

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

Approximately 59%, 70%, and 95% of our net sales in fiscal 2026, 2025, and 2024, respectively, were attributable to sales to customers for delivery outside of the United States. We provide sales and service globally with resources in North America, Taiwan, Germany, Japan, and a service organization in the Philippines, as well as direct support through third-party agreements in China and South Korea. We expect that sales of products for delivery outside of the United States will continue to represent a substantial portion of our future sales. Our future performance will depend, in significant part, upon our ability to continue to compete in foreign markets which in turn will depend, in part, upon a continuation of current trade relations between the United States and foreign countries in which semiconductor manufacturers or assemblers have operations. A change toward more protectionist trade legislation in either the United States or such foreign countries, such as a change in the current tariff structures, export compliance or other trade policies, could adversely affect our ability to sell our products in foreign markets. Geopolitical tensions involving the United States, China and Taiwan, or changes in U.S., Chinese, Taiwanese or other foreign trade policies, tariffs, export controls, sanctions, technology-transfer restrictions or diplomatic relations, could also adversely affect our ability to sell products in certain foreign markets, support customers, obtain materials or components, or compete effectively. In addition, we are subject to other risks associated with doing business internationally, including longer receivable collection periods and greater difficulty in accounts receivable collection, the burden of complying with a variety of foreign laws, difficulty in staffing and managing global operations, risks of civil disturbance or other events which may limit or disrupt markets, international exchange restrictions, changing political conditions and monetary policies of foreign governments.

Our net sales were primarily denominated in U.S. Dollars. However, because a substantial portion of our net sales is from sales of products for delivery outside the United States, an increase in the value of the U.S. Dollar relative to foreign currencies would increase the cost of our products compared to products sold by local companies in such markets. In addition, since the price is determined at the time a purchase order is accepted, we are exposed to the risks of fluctuations in the U.S. Dollar exchange rate during the lengthy period from the date a purchase order is received until payment is made. This exchange rate risk is partially offset to the extent our foreign operations incur expenses in the local currency. To date, we have not invested in any instruments designed to hedge currency risks. Our operating results could be adversely affected by fluctuations in the value of the U.S. Dollar relative to other currencies.

Global unrest may impact our ability to sell our products or obtain critical materials.

Global economic uncertainty and financial market volatility caused by political instability, changes in international trade relationships and conflicts, such as the conflict between Russia and Ukraine, the political climate in China and Taiwan, and the conflicts in the Middle East may result in limited access to these markets for sales and material purchases.

Periods of macroeconomic weakness or recession and heightened market volatility caused by adverse geopolitical developments could increase these risks, potentially resulting in adverse impacts on our business operations. Increased energy costs in Europe, resulting from Russia’s limiting energy supplies in the region, may result in an economic downturn or an increase in the cost of materials. The ongoing decline in relations between the United States and China, and relations between China and Taiwan, may result in the imposition of trade restrictions with China or Taiwan. While we have limited sales in Europe, the Middle East and Taiwan, and procurement from these regions, unrest in these areas may result in a decrease in sales of our products, or an increase in costs of materials and services.

Tab le of Contents

Our dependence on subcontractors and sole-source suppliers may prevent us from delivering our products on a timely basis and expose us to intellectual property infringement.

We rely on subcontractors to manufacture many of the components or subassemblies used in our products. Our FOX systems, WaferPak Contactors, DiePak Carriers, WaferPak Aligners, and DiePak Loaders contain several components, including environmental chambers, power supplies, high-density interconnects, wafer contactors, module contactors, signal distribution substrates, and certain ICs that are currently supplied by only one or a limited number of suppliers. Our reliance on subcontractors and sole-source suppliers involves a number of significant risks, including the loss of control over the manufacturing process, the potential absence of adequate capacity and reduced control over delivery schedules, manufacturing yields, quality and costs. In the event that any significant subcontractor or sole-source supplier is unable or unwilling to continue to manufacture subassemblies, components or parts in required volumes, we would have to identify and qualify acceptable replacements. The process of qualifying subcontractors and suppliers could be lengthy, and no assurance can be given that any additional sources would be available to us on a timely basis. Any delay, interruption or termination of a supplier relationship could adversely affect our ability to deliver products, which would harm our operating results.

Our suppliers manufacture components, tooling, and provide engineering services. During this process, our suppliers are allowed access to our intellectual property. While we maintain patents to protect us from intellectual property infringement, there can be no assurance that technological information gained in the manufacture of our products will not be used to develop a new product, improve processes or techniques which compete against our products. Litigation may be necessary to enforce or determine the validity and scope of our proprietary rights, and there can be no assurance that our intellectual property rights, if challenged, will be upheld as valid.

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

Tab le of Contents

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

Risks Related to Ownership of Our Common Stock

Our stock price is volatile.

Historically, our common stock has experienced substantial price volatility. For example, during the two-year period ended May 29, 2026, the price of our common stock has ranged from $6.27 to $112.00. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline. Factors such as announcements of developments related to our business, fluctuations in our operating results, general conditions in the semiconductor and semiconductor equipment industries as well as the worldwide economy, announcement of technological innovations, new systems or product enhancements by us or our competitors, fluctuations in the level of cooperative development funding, acquisitions, changes in governmental regulations, developments in patents or other intellectual property rights and changes in our relationships with customers and suppliers could cause the price of our common stock to fluctuate substantially. In addition, in recent years the stock market in general, and the market for small capitalization and high technology stocks in particular, have experienced extreme price fluctuations which have often been unrelated to the operating performance of the affected companies. Such fluctuations could adversely affect the market price of our common stock.

We are exposed to risks associated with shareholder class action lawsuits, which are expensive and could divert management attention.

We have been, and may in the future be, subject to securities class action lawsuits, shareholder derivative actions and other litigation or regulatory proceedings. Such matters may arise from, among other things, our public disclosures, financial results or guidance, stock price volatility, business transactions, alleged breaches of fiduciary duty or other corporate actions.

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

Tab le of Contents

Risks Related to our Financial/Legal/Organizational Structure

We depend on our key personnel and our success depends on our ability to attract, retain and motivate talented employees.

Our success depends to a significant extent upon the continued service of Gayn Erickson, our President and Chief Executive Officer, as well as other executive officers and key employees. We do not maintain key person life insurance for our benefit on any of our personnel, and none of our employees are subject to a non-competition agreement with us. The loss of the services of any of our executive officers or a group of key employees could have a material adverse effect on our business, financial condition and operating results. Our future success will depend in significant part upon our ability to attract, retain and motivate highly skilled technical, management, sales and marketing personnel. There are a limited number of personnel with the requisite skills to serve in these positions, and it has become increasingly difficult for us to hire such personnel. Competition for such personnel in the semiconductor equipment industry is intense, and there can be no assurance that we will be successful in attracting, retaining or motivating such personnel. Changes in management could disrupt our operations and adversely affect our operating results.

If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. The provisions of the act require, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. Preparing our financial statements involves a number of complex processes, many of which are done manually and are dependent upon individual data input or review. These processes include, but are not limited to, calculating revenue, deferred revenue and inventory costs. While we continue to automate our processes and enhance our review and put in place controls to reduce the likelihood for errors, we expect that for the foreseeable future, many of our processes will remain manually intensive and thus subject to human error. In addition, maintaining effective internal control over financial reporting and complying with the requirements of Section 404 of the Sarbanes-Oxley Act require significant management time, attention, and financial resources. Compliance with these requirements may increase our operating costs, require the hiring of additional personnel or external advisors, and divert management's attention from other business priorities.

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

Tab le of Contents

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

We have deployed approved enterprise AI platforms, including Claude for engineering teams and Copilot for other personnel, and are actively working to formalize policies, guidance, and employee training around the acceptable use of AI tools.

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

While we have not, as of the date of this Report, experienced any material cybersecurity incidents that materially affected us, including our operations, business strategy, results of operations, or financial condition, we face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect our business, financial condition, and results of operations. See “Risk Factors – We are exposed to cybersecurity threats or incidents.”

Cybersecurity Governance

One of the key functions of our Board of Directors is informed oversight of our risk management processes, including risks from cybersecurity threats. Our Board of Directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our Board of Directors administers its cybersecurity risk oversight function directly as a whole, as well as through the Audit Committee of the Board of Directors (the “Audit Committee”). The Audit Committee has primary responsibility for oversight of information security risks, including fraud, vendor, data protection and privacy, business continuity and resilience, and cybersecurity risks, and provides regular updates to the Board of Directors on such matters. The Audit Committee receives regular reports from our Chief Operating Officer on, among other things, the Company’s cyber risks and threats, the status of projects to strengthen the Company’s information security systems, assessments of the Company’s security program and the emerging threat landscape. Information security risk is a significant oversight focus area for the Audit Committee, as well as the entire Board of Directors. Over the course of fiscal year 2026, the Audit Committee received four separate cybersecurity briefings from our Chief Operating Officer.

Our Chief Operating Officer is primarily responsible for assessing and managing our material risks from cybersecurity threats. Our Chief Operating Officer leads a team responsible for enterprise-wide cybersecurity strategy, policy, standards, architecture and processes. The team has extensive experience and background in information technology, cybersecurity, enterprise strategy, risk management. Additionally, our Chief Operating Officer chairs our Cybersecurity Incident Response Team, which is responsible for prevention, identification, containment, eradication and remediation of cybersecurity incidents. He consults with experts in enterprise security and risk management to ensure our intellectual property and devices are protected. While we have not experienced a material information security (cybersecurity) incident, we maintain an information security (cybersecurity) risk insurance policy as a matter of good practice.

Tab le of Contents

Item 2. Properties

The Company’s principal administrative and production facilities are located in Fremont, California, in a 51,289 square foot building. The Company’s lease was renewed in December 2022 and expires in September 2030 with an option to extend the lease for another five years. In April 2025, it became reasonably certain that the Company would exercise the five-year lease extension option due to the remodeling of the Fremont office. The Company leases a 492 square foot sales and support office in Utting, Germany. The lease, which began February 1, 1992 and contains an automatic twelve months renewal, at rates to be determined, if no notice is given prior to six months from expiration. On November 18, 2020, the Company established a wholly owned subsidiary, Aehr Test Systems Philippines Inc., which has been in full operation since March 2021. The Company currently leases a facility in Philippines located in a 6,458 square foot building in Clark Freeport Zone, Pampanga. The lease, amended in 2023, began November 1, 2023 and expires on June 30, 2029 with an option to renew for another three or five years at the prevailing market rate. Following the acquisition of Incal, the Company inherited Incal’s office in Fremont, California, which it subsequently vacated in May 2025 after relocating employees to its principal facilities in Fremont, to consolidate the Company’s California operations. In November 2025, the Company entered into a lease termination agreement with the landlord and was released from its remaining lease obligation. The Company periodically evaluates its global operations and facilities to bring its capacity in line with demand and to provide cost-effective services for its customers. In prior years, through this process, the Company has moved from certain facilities that exceeded the capacity required to satisfy its needs. The Company believes that its existing facilities in Fremont, California are adequate to meet its current and reasonably foreseeable requirements. The Company regularly evaluates its expected future facilities requirements and believes that alternate facilities would be available if needed.

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

Tab le of Contents

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

	High	Low
Fiscal 2026:
First quarter ended August 29, 2025	$27.51	$9.38
Second quarter ended November 28, 2025	34.35	18.70
Third quarter ended February 27, 2026	43.13	19.90
Fourth quarter ended May 29, 2026	112.00	29.13

Fiscal 2025:
First quarter ended August 30, 2024	$21.44	$9.83
Second quarter ended November 29, 2024	17.41	10.64
Third quarter ended February 28, 2025	18.76	9.30
Fourth quarter ended May 30, 2025	10.45	6.27

At July 20, 2026, the Company had 107 holders of record of its common stock. A substantially greater number of holders of the Company’s common stock are “street name” or beneficial holders whose shares are held by banks, brokers and other financial institutions.

The Company has not paid cash dividends on its common stock or other securities. The Company currently anticipates that it will retain its future earnings, if any, for use in the expansion and operation of its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future.

The Company did not repurchase any of its common stock in the open market during the fiscal year ended May 29, 2026 because the Company does not have a stock repurchase plan.

Item 6. [Reserved]

Tab le of Contents

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our “Selected Consolidated Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Overview

Aehr Test Systems (“Aehr Test”, “Aehr”, the “Company” or “We”) is a leading provider of test solutions for testing, burning-in, and stabilizing semiconductor devices in wafer level, singulated die, and package level, and has installed thousands of systems worldwide. Decarbonization, generative AI and digitalization are driving increased quality, reliability, safety, and security needs of semiconductors used across multiple applications, including electric vehicles, electric vehicle charging infrastructure, solar and wind power, computing, data and telecommunications infrastructure, and solid-state memory and storage. This trend is driving additional test requirements, incremental capacity needs, and new opportunities for Aehr Test products and solutions.

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

Following the acquisition of Incal, our product portfolio further expanded to include package level burn-in solutions for the full range of power and complexity of integrated circuits. Incal’s product lines feature the Sonoma series for ultra-high-power burn-in testing, the Tahoe series for medium-power reliability burn-in, and the Echo series for low-power and high parallelism testing. The Sonoma line, with its ultra-high-power capabilities, is specifically designed to address the reliability and burn-in needs of the burgeoning demand for AI accelerators, GPUs, HPC processors, and devices that can reach levels of power as high as 1600W or more. The Sonoma is available in its standard configuration, which hosts up to 22 slots per chamber. The Tahoe and Echo lines for medium-power and low-power burn-in solutions, respectively, target logic, SoC, and mixed-signal devices employed in mobile communications, mobility, medical, military, aerospace, and data center applications. These systems are frequently used by independent test and burn-in labs, as well as semiconductor manufacturers.

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

Demand for our products is influenced by conditions in the semiconductor industry and in the end markets served by our customers, including demand related to generative AI, silicon photonics and power semiconductors including silicon carbide and gallium nitride.. During fiscal 2025 and fiscal 2026, our operating performance was negatively affected by continued softness in demand in electric vehicle power semiconductors. Changes in customer investment cycles, order timing, and the pace of adoption of new technologies may continue to affect our results in future periods.

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

Tab le of Contents

Recent changes in U.S. trade and tariff policies, including potential modifications to existing tariffs and the outcome of ongoing regulatory, administrative, or legal developments, may affect the cost of our imported goods, our supply chain, and, accordingly, our gross margins and operating results. The scope, timing, and ultimate impact of these developments remain uncertain, and we continue to evaluate their potential effects on our business, financial condition, and results of operations.

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

For contracts that contain multiple performance obligations, we allocate the transaction price to the performance obligations on a relative standalone selling price basis. Standalone selling prices are based on multiple factors including, but not limited to, historical discounting trends for products and services and pricing practices in different geographies. Revenue for systems and spares is recognized at a point in time, which is generally upon shipment or delivery and evidenced by transfer of title and risk of loss to the customer. Revenue from services is recognized ratably over time as the customer simultaneously receives the benefit of the services over the contractual period, which is generally one year or less.

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

Tab le of Contents

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

This assessment requires significant judgment because it involves weighing both positive and negative evidence, with the most objective evidence generally carrying the greatest weight. In making this determination, we consider, among other factors: (i) recent operating results and cumulative pretax income (loss) in the United States; (ii) the duration and severity of any recent losses; (iii) projections of future taxable income based on our operating plans, including expected revenues, margins and cost structure; (iv) the availability and feasibility of tax planning strategies; and (v) the expected utilization periods and limitations applicable to carryforwards.

During fiscal 2024, we released a valuation allowance of $21.9 million after concluding that it was more likely than not that our U.S. DTAs would be realized. Although we incurred pretax losses in fiscal 2025 and fiscal 2026, we concluded as of May 29, 2026 that a valuation allowance against our U.S. DTAs was not required. In reaching this conclusion, we placed significant weight on positive evidence supporting future taxable income, including our expectation of a return to profitability in fiscal 2027, projected improvement in our cumulative pretax income position by fiscal 2027, and revenue projections supported by substantial backlog and visibility into near-term customer demand.

If actual results differ from our current estimates, if assumptions underlying our forecast of future taxable income change, or if negative evidence ultimately outweighs positive evidence, we may be required to record an additional valuation allowance or adjust an existing valuation allowance. Any such change could have a material impact on our income tax provision and our results of operations in the period of the change.

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

Impairment of Goodwill

We assess goodwill for impairment annually during our fourth fiscal quarter or whenever events or changes in circumstances indicate the carrying value may not be fully recoverable. The process of evaluating the potential impairment of goodwill requires significant judgment. We may first evaluate qualitative factors to assess if it is more likely than not that the fair value of a reporting unit is less than its carrying amount and to determine if an impairment test is necessary. We may choose to proceed directly to the quantitative impairment test, bypassing the initial qualitative assessment. The quantitative test compares the fair value of the reporting unit to its carrying value, including goodwill allocated to that reporting unit. A goodwill impairment loss would be the amount by which a reporting unit’s carrying value exceeds its fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. There were no impairments to goodwill during the fiscal years ended May 29, 2026 and May 30, 2025.

Tab le of Contents

Impairment of Long-Lived Assets

We monitor the carrying value of long-lived assets for potential impairment based on whether certain triggering events have occurred. These events include current period losses combined with a history of losses, or a projection of continuing losses, or a significant decrease in the market value of an asset. When a triggering event occurs, we perform an impairment calculation, comparing projected undiscounted cash flows, utilizing current cash flow information and expected growth rates, to the carrying value of the assets. If we identify impairment for long-lived assets to be held and used, we compare the assets’ current carrying value to the assets’ fair value. Fair value is determined based on market values or discounted future cash flows. We record impairment when the carrying value exceeds fair market value.

During the year ended May 29, 2026, the Company did not record any impairment of long-lived assets. During the year ended May 30, 2025, the Company recognized an impairment charge of $0.5 million related to the right-of-use asset and $0.1 million related to leasehold improvements in connection with the closure of the Incal office and the consolidation of facilities. The impairment charge is included in restructuring changes in the consolidated statement of operations.

Results of Operations

Fiscal Year

Beginning on June 1, 2024, we have changed our fiscal year to the 52- or 53-week period ending on the Friday nearest May 31. Our fiscal year 2026 and 2025 ended on May 29, 2026 and May 30, 2025. Our fiscal year in 2024 ended on May 31, 2024.

On April 2, 2026, the Company’s board of directors approved a change in our fiscal year-end from the 52- or 53-week period ending on the Friday nearest May 31 to the 52- or 53-week period ending on the Friday nearest June 30. The change will be effective beginning in fiscal year 2027, which will end on June 25, 2027.

Discussion of Results of Operations

Revenues

	Year Ended
	May 29,	May 30,	May 31,
(Dollars in thousands)	2026	2025	2024	FY 2026 vs FY 2025		FY 2025 vs FY 2024
Revenue	$50,001	$58,968	$66,218	$(8,967)	(15.2)%	$(7,250)	(10.9)%

Revenue decreased by $9.0 million in fiscal year 2026 compared to fiscal year 2025, primarily due to a $19.9 million decrease in wafer-level contactor revenue driven by significantly lower shipments, reflecting continued softness in demand related to electric vehicles. This decrease was partially offset by a $10.4 million increase in wafer-level burn-in systems revenue, primarily from customers in the silicon photonics market. Package-level burn-in products and service revenue remained relatively flat year over year.

Revenue decreased by $7.3 million in fiscal year 2025 over fiscal year 2024 driven by a decrease in shipments of our systems and contactors primarily due to the continued softness in the power semiconductor demand for electric vehicles. Our product revenue decreased by $8.9 million due to the decrease in our contactors revenue and FOX-P systems revenue, which was partially offset by the increase in package-level burn-in product revenue in connection with the Incal acquisition. The decline in product revenue was partially offset by an increase in services revenue of $1.7 million.

Tab le of Contents

Revenue by Geography	Year Ended
	May 29,	May 30,	May 31,
(Dollars in thousands)	2026	2025	2024	FY 2026 vs FY 2025		FY 2025 vs FY 2024
Asia	$22,823	$37,095	$58,076	$(14,272)	(38.5)%	$(20,981)	(36.1)%
United States	20,643	17,673	3,532	2,970	16.8%	14,141	400.4%
Europe and Middle East	6,535	4,200	4,610	2,335	55.6%	(410)	(8.9)%
Total revenues	$50,001	$58,968	$66,218	$(8,967)	(15.2%)	$(7,250)	(10.9)%
Asia as a percentage of total revenues	45.6%	62.9%	87.7%
United States as a percentage of total revenues	41.3%	30.0%	5.3%
Europe and Middle East as a percentage of total revenues	13.1%	7.1%	7.0%

On a geographic basis, revenues represent products that were shipped to or services that were performed at our customer locations. For fiscal year 2026, revenue decreased in Asia primarily due to the ongoing softness in demand for electric vehicles. This decrease was partially offset by higher revenue in the United States, primarily attributable to increased demand in the silicon photonics market, and higher revenue in Europe and the Middle East, also primarily attributable to increased demand in the silicon photonics market.

For fiscal year 2025, revenue declined in Asia primarily due to softness in the power semiconductor demand for electric vehicles. This decline was partially offset by revenue growth in the United States, driven by much higher systems and contactors sales to customers that focus on the artificial intelligence market.

Gross Margin

Gross Profit	Year Ended
	May 29,	May 30,	May 31,
(Dollars in thousands)	2026	2025	2024	FY 2026 vs FY 2025		FY 2025 vs FY 2024
Gross profit	$17,651	$23,933	$32,543	$(6,282)	(26.2)%	$(8,610)	(26.5)%
Gross margin	35.3%	40.6%	49.1%

Gross profit decreased by $6.3 million in fiscal year 2026 compared to fiscal year 2025, primarily due to lower revenue levels. Gross margin decreased by 5.3 percentage points primarily due to higher assembly and warranty costs, increased freight expenses, and higher tariffs on imported parts following the government policy changes.

Gross profit decreased by $8.6 million in fiscal year 2025 compared to fiscal year 2024. Gross margin decreased by 8.5 percentage points primarily due to the amortization of certain acquired intangible assets, the acquisition related fair value adjustment to inventory, an inventory variance charge, lower system shipments leading to reduced manufacturing efficiencies, and a change in product mix.

Research and Development

	Year Ended
	May 29,	May 30,	May 31,
(Dollars in thousands)	2026	2025	2024	FY 2026 vs FY 2025		FY 2025 vs FY 2024
Research and development	$12,633	$10,463	$8,719	$2,170	20.7%	$1,744	20.0%
As a percentage of total revenues	25.3%	17.7%	13.2%

Research and development expenses consist primarily of compensation and benefits for product development personnel, outside development service costs, travel expenses, facilities cost allocations, and stock-based compensation charges. Research and development expenses increased by $2.2 million in fiscal year 2026 over fiscal year 2025 primarily driven by $1.6 million of higher employment-related costs, including stock-based compensation, resulting from increased headcount, and $1.1 million of higher allocated office expenses. These increases were partially offset by the $0.7 million of one-time severance benefits incurred in the prior year period following the death of an executive officer.

Research and development expenses increased by $1.7 million in fiscal year 2025 over fiscal year 2024 primarily due to $0.7 million in severance benefits incurred following the death of an executive officer, $0.9 million of higher employment related costs, including stock-based compensation expense, resulting from growth in engineering headcount, and $0.3 million of additional research and development expenses from the newly acquired Incal business. The increase was partially offset by $0.4 million of lower non-recurring engineering service charges.

Tab le of Contents

Selling, General and Administrative

	Year Ended
	May 29,	May 30,	May 31,
(Dollars in thousands)	2026	2025	2024	FY 2026 vs FY 2025		FY 2025 vs FY 2024
Selling, general and administrative	$19,161	$18,283	$13,746	$878	4.8%	$4,537	33.0%
As a percentage of total revenues	38.3%	31.0%	20.8%

Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel, legal and accounting service costs, marketing communications costs, travel expenses, facilities cost allocations, and stock-based compensation charges. Selling, general and administrative expenses remained relatively flat in fiscal year 2026 compared to fiscal year 2025, as $2.0 million of higher employment-related costs, including stock-based compensation, were partially offset by $1.3 million of lower legal and other professional service fees.

Selling, general and administrative expenses increased by $4.5 million in fiscal year 2025 over fiscal year 2024, primarily driven by $1.8 million of additional selling, general and administrative expenses from the newly acquired Incal business, $1.7 million higher legal and other professional service fees, and $1.0 million of higher stock-based compensation expense.

Restructuring Charges

	Year Ended
	May 29,	May 30,	May 31,
(Dollars in thousands)	2026	2025	2024	FY 2026 vs FY 2025		FY 2025 vs FY 2024
Restructuring Charges	$6	$864	$-	$(858)	N.M.	$864	N.M.
As a percentage of total revenues	0.0%	1.5%	0.0%

N.M.-Not meaningful

Restructuring charges incurred during fiscal 2025 primarily relate to the closure of the Incal office. For further explanation of our restructuring charges, see Note 13, Restructuring Charges, in Notes to Consolidated Financial Statements.

Interest and Other Income, Net

	Year Ended
	May 29,	May 30,	May 31,
(Dollars in thousands)	2026	2025	2024	FY 2026 vs FY 2025		FY 2025 vs FY 2024
Interest income, net	$1,361	$1,401	$2,388	$(40)	(2.9)%	$(987)	(41.3)%
Other income (expense), net	1,052	(15)	(8)	1,067	N.M.	(7)	87.5%
Interest and other income, net	$2,413	$1,386	$2,380	$1,027	74.1%	$(994)	(41.8)%

N.M.-Not meaningful

Interest and other income, net, primarily consists of interest income, foreign currency transaction exchange gains and losses and other income (expense). Interest income, net, remained relatively flat in fiscal year 2026 over fiscal year 2025. Other income (expense), net, increased by $1.1 million, primarily attributable to the Employee Retention Credit (“ERC”) refund of $1.3 million received, net of a $0.3 million third-party service fee incurred in connection with the filing of the ERC claims.

Interest and other income, net, decreased by $1.0 million in fiscal year 2025 over fiscal year 2024, primarily driven by lower interest income earned on a lower average cash balances as a result of $11.1 million spent on the acquisition of Incal and lower yields from our investments in money market funds.

Provision for Income Taxes

	Year Ended
	May 29,	May 30,	May 31,
(Dollars in thousands)	2026	2025	2024	FY 2026 vs FY 2025		FY 2025 vs FY 2024
Income tax expense (benefit)	$(4,610)	$(381)	$(20,698)	$(4,229)	N.M.	$20,317	(98.2)%

Tab le of Contents

N.M.-Not meaningful

Income tax benefit was $4.6 million in fiscal year 2026, primarily driven by operating losses in the United States and excess tax benefits from stock-based compensation.

Income tax benefit was $0.4 million in fiscal year 2025, compared to income tax benefit of $20.7 million in fiscal year 2024. In fiscal 2025, the Company recognized an income tax benefit due to year-to-date operating losses in the United States. Income tax benefit was $20.7 million in fiscal year 2024. A significant income tax benefit in fiscal year 2024 was recognized primarily due to the release of a valuation allowance of $21.9 million, as management determined that there was sufficient positive evidence to conclude that it is more likely than not that the deferred tax assets will be realized, which was partially offset by income tax expense of $1.2 million in fiscal year 2024.

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash were $116.5 million as of May 29, 2026, compared to $26.5 million as of May 30, 2025. We believe that our existing cash resources and anticipated funds generated from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for the next twelve months.

	Year Ended
	May 29,	May 30,	May 31,
(In thousands)	2026	2025	2024
Operating activities	$(3,310)	$(7,400)	$1,756
Investing activities	(3,867)	(16,067)	17,251
Financing activities	97,211	625	139
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	13	(41)
Net increase (decrease) in cash, cash equivalents and restricted cash	$90,028	$(22,829)	$19,105

Net Cash Flows Provided by (Used in) Operating Activities

Net cash used in operating activities decreased by $4.1 million in fiscal year 2026 compared to fiscal year 2025. The decrease was primarily driven by higher customer deposits related to new bookings, a smaller increase in prepayments to vendors, lower cash outflows for inventory purchases and vendor payments, and higher stock-based compensation expense. These favorable changes were partially offset by a higher loss before income tax benefit.

Net cash used in operating activities during fiscal year 2025 mostly consisted of net loss, adjusted for certain non-cash items which primarily consisted of depreciation and amortization, stock-based compensation expense and amortization of operating lease right-of-use assets. The $9.2 million decrease in cash flows from operating activities in fiscal year 2025, compared to fiscal year 2024, was driven primarily by lower adjusted net income, excluding non-cash items, in the current period compared to the prior period, a decrease in cash provided by the collection of accounts receivable due to lower revenue and slower collection, and an increase in unbilled receivables and prepayments, which were partially offset by the decrease in cash used in procuring inventory and payments to vendors, and an increase in deferred revenue due to timing of customer deposits and revenue recognition.

Net Cash Flows Provided by (Used in) Investing Activities

Net cash used in investing activities decreased by $12.2 million in fiscal year 2026 compared to fiscal year 2025. The decrease was primarily due to the $11.1 million payment to acquire Incal during fiscal year 2025, compared to a $1.8 million escrow release related to the acquisition during fiscal year 2026. In addition, capital expenditure decreased by $2.9 million, primarily related to office renovation expenditures incurred during fiscal year 2025.

Net cash used in investing activities was $16.1 million for fiscal year 2025 compared to net cash provided by investing activities of $17.3 million for fiscal year 2024. The increase in net cash used was primarily due to the maturity of our short-term investments of $18.0 million during fiscal year 2024, while there was no such maturity of investment during the fiscal year 2025. Additionally, the Company paid $11.1 million to acquire Incal, and increased its spending on property and equipment by $4.2 million, primarily related to office renovation during fiscal year 2025.

Tab le of Contents

Net Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $97.2 million in fiscal year 2026, compared to $0.6 million in fiscal year 2025, and $0.1 million in fiscal years 2024, primarily driven by net proceeds of $97.4 million from the issuance of common stock under the Company’s ATM offering program. In fiscal years 2026, 2025, and 2024, proceeds from the issuance of common stock under employee stock plans were $2.2 million, $1.4 million, and $1.8 million, respectively. In fiscal 2026, 2025, and 2024 cash used in shares repurchased for tax withholdings on vesting of restricted stock units was $2.4 million, $0.8 million, and $1.6 million, respectively.

Off-Balance Sheet Financing

We have not entered into any off-balance sheet financing arrangements and have not established any special purpose or variable interest entities.

Contractual Obligations

As of May 29, 2026, the Company’s unconditional purchase obligations, which have a remaining term in excess of 12 months, are not material.

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

Tab le of Contents

Item 8. Financial Statements and Supplementary Data

Tab le of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Aehr Test Systems

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Aehr Test Systems and its subsidiaries (the “Company”) as of May 29, 2026 and May 30, 2025, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended May 29, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 29, 2026 and May 30, 2025, and the results of its operations and its cash flows for each of the three years in the period ended May 29, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

Inventory Valuation – Adjustments for Excess or Obsolete Inventory

The Company’s consolidated inventories balance was $41.4 million as of May 29, 2026. As described in Note 1 to the consolidated financial statements, the Company’s inventory is stated at the lower of cost, which is determined on a standard cost basis on a first-in, first-out method, or net realizable value. The Company evaluates the net realizable value by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory. If actual demand were to be substantially lower than estimated, there could be a significant adverse impact on the carrying value of the inventory and results of operations.

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

San Jose, California

July 27, 2026

AEHR TEST SYSTEMS

CONSOLIDATED BALANCE SHEETS

	May 29,	May 30,
(In thousands, except par value)	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$116,358	$24,529
Accounts receivable	17,473	14,191
Inventories	41,354	41,997
Prepaid expenses and other current assets	9,263	8,061
Total current assets	184,448	88,778
Property and equipment, net	8,940	8,969
Goodwill	10,719	10,719
Intangible assets, net	9,552	10,781
Deferred tax assets, net	23,829	19,114
Operating lease right-of-use assets, net	8,901	9,601
Other non-current assets	305	546
Total assets	$246,694	$148,508
LIABILITIES AND SHAREHOLDERS EQUITY
Current liabilities:
Accounts payable	$6,754	$6,728
Accrued expenses and other current liabilities	5,283	6,020
Operating lease liabilities, short-term	626	909
Deferred revenue, short-term	5,192	1,981
Total current liabilities	17,855	15,638
Operating lease liabilities, long-term	9,256	9,921
Deferred revenue, long-term	34	36
Other long-term liabilities	38	42
Total liabilities	27,183	25,637
Commitments and contingencies (Note 9)
Shareholders equity:
Preferred stock, $0.01 par value: Authorized: 10,000 shares;
Issued and outstanding: none	-	-
Common stock, $0.01 par value: Authorized: 75,000 shares;
Issued and outstanding: 32,480 shares and 29,877 shares at May 29, 2026 and May 30, 2025, respectively	325	299
Additional paid-in capital	249,477	145,758
Accumulated other comprehensive loss	(105)	(126)
Accumulated deficit	(30,186)	(23,060)
Total shareholders' equity	219,511	122,871
Total liabilities and shareholders equity	$246,694	$148,508

The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	May 29,	May 30,	May 31,
(In thousands, except per share data)	2026	2025	2024
Revenue	$50,001	$58,968	$66,218
Cost of revenue	32,350	35,035	33,675
Gross profit	17,651	23,933	32,543
Operating expenses:
Research and development	12,633	10,463	8,719
Selling, general and administrative	19,161	18,283	13,746
Restructuring charges	6	864	-
Total operating expenses	31,800	29,610	22,465
Income (loss) from operations	(14,149)	(5,677)	10,078
Interest income, net	1,361	1,401	2,388
Other income (expense), net	1,052	(15)	(8)
Income (loss) before income tax benefit	(11,736)	(4,291)	12,458
Income tax benefit	(4,610)	(381)	(20,698)
Net income (loss)	$(7,126)	$(3,910)	$33,156

Net income (loss) per share:
Basic	$(0.23)	$(0.13)	$1.15
Diluted	$(0.23)	$(0.13)	$1.12
Shares used in per share calculations:
Basic	30,669	29,581	28,818
Diluted	30,669	29,581	29,617

The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	May 29,	May 30,	May 31,
(In thousands)	2026	2025	2024
Net income (loss)	$(7,126)	$(3,910)	$33,156
Other comprehensive income (loss), net of tax:
Net change in cumulative translation adjustment	21	32	(20)
Net change in unrealized gain on investments	-	-	17
Comprehensive income (loss)	$(7,105)	$(3,878)	$33,153

The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
(In thousands)	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balances, May 31, 2023	28,539	$285	$127,776	$(155)	$(52,306)	$75,600
Issuance of common stock under employee plans	501	4	1,803	-	-	1,807
Issuance cost of common stock offering	-	-	(72)	-	-	(72)
Shares repurchased for tax withholdings on vesting of restricted stock units	(45)	-	(1,596)	-	-	(1,596)
Stock-based compensation	-	-	2,701	-	-	2,701
Net income	-	-	-	-	33,156	33,156
Net unrealized gain on investments	-	-	-	17	-	17
Foreign currency translation adjustment	-	-	-	(20)	-	(20)
Balances, May 31, 2024	28,995	289	130,612	(158)	(19,150)	111,593
Issuance of common stock for business acquisition	552	6	9,375	-	-	9,381
Issuance of common stock under employee plans	393	4	1,405	-	-	1,409
Shares repurchased for tax withholdings on vesting of restricted stock units and in connection with the termination of ESOP	(63)	-	(784)	-	-	(784)
Stock-based compensation	-	-	5,150	-	-	5,150
Net loss	-	-	-	-	(3,910)	(3,910)
Foreign currency translation adjustment	-	-	-	32	-	32
Balances, May 30, 2025	29,877	299	145,758	(126)	(23,060)	122,871
Issuance of common stock in public offerings, net of issuance costs	1,942	20	97,079	-	-	97,099
Issuance of common stock under employee plans	737	7	2,193	-	-	2,200
Shares repurchased for tax withholdings on vesting of restricted stock units	(76)	(1)	(2,383)	-	-	(2,384)
Stock-based compensation	-	-	6,830	-	-	6,830
Net loss	-	-	-	-	(7,126)	(7,126)
Foreign currency translation adjustment	-	-	-	21	-	21
Balances, May 29, 2026	32,480	$325	$249,477	$(105)	$(30,186)	$219,511

The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS

Consolidated Statements of Cash Flows

	Year Ended
	May 29,	May 30,	May 31,
(In thousands)	2026	2025	2024
Cash flows from operating activities:
Net income (loss)	$(7,126)	$(3,910)	$33,156
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	6,761	5,162	2,518
Depreciation and amortization	2,799	2,312	657
Deferred income taxes	(4,715)	(421)	(20,773)
Amortization of operating lease right-of-use assets	731	1,076	706
Impairment of assets	-	584	-
Accretion of investment discount	-	-	(130)
Changes in operating assets and liabilities:
Accounts receivable	(3,307)	(3,037)	6,790
Inventories	11	(2,441)	(13,732)
Prepaid expenses and other assets	(2,763)	(5,012)	(875)
Accounts payable	991	(714)	(3,891)
Accrued expenses	1,020	(378)	(792)
Deferred revenue	3,209	143	(1,469)
Operating lease liabilities	(979)	(699)	(423)
Income taxes payable	58	(65)	14
Net cash provided by (used in) operating activities	(3,310)	(7,400)	1,756

Cash flows from investing activities:
Purchases of property and equipment	(2,066)	(4,992)	(749)
Proceeds from maturities of investments	-	-	18,000
Payments for business acquisition, net of cash and cash equivalents acquired	(1,801)	(11,075)	-
Net cash provided by (used in) investing activities	(3,867)	(16,067)	17,251

Cash flows from financing activities:
Proceeds from issuance of common stock from public offerings, net of issuance costs	97,395	-	(72)
Proceeds from issuance of common stock under employee plans	2,200	1,409	1,807
Shares repurchased for tax withholdings on vesting of restricted stock units	(2,384)	(784)	(1,596)
Net cash provided by financing activities	97,211	625	139

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	13	(41)

Net increase (decrease) in cash, cash equivalents and restricted cash	90,028	(22,829)	19,105

Cash, cash equivalents and restricted cash, beginning of period(1)	26,480	49,309	30,204
Cash, cash equivalents and restricted cash, end of period (1)	$116,508	$26,480	$49,309

Supplemental cash flow information:
Income taxes paid	$60	$100	$90
Interest paid	$-	$-	$-

Supplemental disclosure of non-cash flow information:
Net transfer of equipment between inventory and property and equipment	$702	$458	$357
Purchases of property and equipment included in accounts payable and accrued liabilities	$-	$1,259	$53
Common stock issuance costs included in accounts payable	$296	$-	$-

(1) Includes restricted cash equivalents in prepaid expenses and other current assets and other non-current assets.

The accompanying notes are an integral part of these consolidated financial statements.

AEHR TEST SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Aehr Test Systems (the “Company”) was incorporated in California in May 1977 and primarily designs, engineers and manufactures test and burn-in equipment used in the semiconductor industry. The Company’s principal products are the FOX-XP, FOX-NP, and FOX-CP wafer contact parallel test and burn-in systems; the Sonoma, Tahoe and Echo package-level burn-in products; the WaferPak full wafer contactor; the DiePak Carrier; the WaferPak Aligner; the DiePak Autoloader; and test fixtures.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

Change in Fiscal Year

On April 2, 2026, the Company’s board of directors approved a change in the Company’s fiscal year-end from the 52- or 53-week period ending on the Friday nearest May 31 to the 52- or 53-week period ending on the Friday nearest June 30. The change will be effective beginning in fiscal year 2027, which begins on June 27, 2026 and ends on June 25, 2027.

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

The Company maintains an allowance for credit losses for expected uncollectible accounts receivable and assess collectibility by reviewing accounts receivable on a collective basis where similar risk characteristics exist and on an individual basis when specific customers with known disputes or collectibility issues are identified. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Changes in circumstances, such as an unexpected material adverse change in a major customer’s ability to meet its financial obligation to the Company, may require the Company to further adjust its estimates of the recoverability of accounts receivable. The credit losses recognized on accounts receivable during the years ended May 29, 2026, May 30, 2025 and May 31, 2024, were not significant and management has determined that no allowance for credit losses was required as of May 29, 2026 and May 30, 2025.

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

The Company performs credit evaluations of its customers’ financial condition and generally requires no collateral. The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Year Ended
	May 29,	May 30,	May 31,
	2026	2025	2024

Customer A	26.3%	*	*
Customer B	14.2%	*	*
Customer C	10.9%	15.1%	*
Customer D	*	38.6%	67.3%
Customer E	*	*	16.7%

 * Amount was less than 10% of total revenue

The Company had gross accounts receivable from individual customers in excess of 10% of gross accounts receivable as follows:

	May 29,	May 30,
	2026	2025

Customer A	18.8%	17.1%
Customer B	35.0%	*
Customer C	19.3%	*
Customer D	*	12.0%
Customer F	*	26.2%
Customer G	*	17.2%

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

The Company grants cash-settled Stock Appreciation Rights (“SARs”) to certain employees. These awards generally vest over a one-year period of continuous service and have a contractual term of one year. Participants must be full-time employees at the time of payment and are entitled to receive a cash payment equal to the excess, if any, of the Company's common stock closing market price at the reporting date over the stock price on the grant date. No cash payment is made if the stock price at the reporting date is lower than the grant-date stock price. Because the awards are settled in cash, they are accounted for as liability-classified awards. The related liability and compensation expense are recognized over the one-year vesting period. The liability is remeasured at fair value at the end of each reporting period until the awards vest, with changes in fair value recognized as adjustments to compensation expense.

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

At each reporting date, management evaluates the realizability of the Company’s deferred tax assets and records a valuation allowance when, based on all available evidence, management concludes that it is not more likely than not that some portion or all of the Company’s deferred tax assets will be realized. This assessment requires significant judgment because it involves weighing both positive and negative evidence, with the most objective evidence generally carrying the greatest weight. In making this determination, the Company considers, among other factors: (i) recent operating results and cumulative pretax income (loss) in the United States; (ii) the duration and severity of any recent losses; (iii) projections of future taxable income based on operating plans (including expected revenues, margins, and cost structure); (iv) the availability and feasibility of tax planning strategies; and (v) the expected utilization periods and limitations applicable to carryforwards.

As of May 29, 2026 and May 30, 2025, the Company did not maintain a valuation allowance against its deferred tax assets. During the year ended May 31, 2024, the Company concluded that its deferred tax assets are more likely than not to become realizable, and as such, the Company reversed all $21.9 million of its existing valuation allowance. The conclusion that a valuation allowance was no longer needed was based on three years of cumulative pre-tax income, utilization of federal and state net operating losses, combined with estimates of future years' pre-tax income that were sufficient to realize the remaining deferred tax assets. The amount of the deferred tax asset considered realizable can change if estimates of future taxable income change or if objective negative and positive evidence change. Changes in estimates of future taxable income, or in the weight assigned to positive and negative evidence, could result in the recording or adjustment of a valuation allowance in a future period.

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

 Accounting Standards Adopted

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required for income taxes. The Company adopted ASU 2023-09 on a prospective basis in fiscal 2026. The adoption did not have a material impact on the Company’s consolidated financial statements but resulted in expanded income tax disclosures. See Note 6, Income Taxes.

Recent Accounting Pronouncements Not Yet Adopted

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This update clarifies certain interim reporting requirements, including the applicability of interim reporting guidance and the form and content of interim financial statements. This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which clarifies, corrects errors, and makes minor improvements to various areas of the Accounting Standards Codification. This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

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

Level 3 - Unobservable inputs that are supported by little or no market activities.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of May 29, 2026:

	Balance as of
(In thousands)	May 29, 2026	Level 1	Level 2	Level 3
Money market funds	$112,661	$112,661	$-	$-

Total	$112,661	$112,661	$-	$-

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of May 30, 2025:

	Balance as of
(In thousands)	May 30, 2025	Level 1	Level 2	Level 3
Money market funds	$21,461	$21,461	$-	$-

Total	$21,461	$21,461	$-	$-

As of May 29, 2026 and May 30, 2025, money market funds included restricted cash of $0.2 million, representing a security deposit for the Company’s manufacturing and office space lease in the United States, which is included in other non-current assets in the consolidated balance sheets.

There were no financial liabilities measured at fair value as of May 29, 2026 and May 30, 2025.

There were no transfers between Level 1 and Level 2 fair value measurements during the fiscal years ended May 29, 2026 and May 30, 2025.

The carrying amounts of financial instruments including cash equivalents, accounts receivables, accounts payable and certain other accrued liabilities, approximate fair value due to their short maturities.

3. BALANCE SHEET INFORMATION

Inventories consisted of the following:

	May 29,	May 30,
(In thousands)	2026	2025
Raw materials and sub-assemblies	$29,247	$30,644
Work in process	11,441	9,263
Finished goods	666	2,090
	$41,354	$41,997

Property and equipment, net consisted of the following:

	May 29,	May 30,
(In thousands)	2026	2025
Leasehold improvements	$6,096	$5,999
Machinery and equipment	4,375	3,846
Test equipment	3,523	2,898
Furniture and fixtures	1,518	1,331
Construction-in-process	405	362
	15,917	14,436
Less: accumulated depreciation and amortization	(6,977)	(5,467)
	$8,940	$8,969

Depreciation expense was $1.5 million, $1.0 million, and $0.7 million in fiscal years 2026, 2025, and 2024, respectively.

Accrued expenses and other current liabilities consisted of the following:

	May 29,	May 30,
(In thousands)	2026	2025
Commissions and bonuses	$1,466	$1,420
Payroll related	1,514	1,335
Professional services	576	436
Warranty reserve	676	428
Escrow payable	-	1,762
Other	1,051	639
	$5,283	$6,020

Changes in the Company’s warranty reserve were as follows:

	May 29,	May 30,
(In thousands)	2026	2025
Balance at the beginning of the period	$428	$234
Accruals for warranties	809	679
Warranties acquired through business combination	-	144
Consumption of reserves	(1,277)	(629)
Adjustments to previously existing warranty accruals	716	-
Balance at the end of the period	$676	$428

Adjustments to previously existing warranty accruals represent changes in estimates based on updated information regarding historical warranty experience and expected future claims. The accrued warranty balance is included in accrued expenses and other current liabilities on the consolidated balance sheets.

Deferred revenue, short-term consisted of the following:

	May 29,	May 30,
(In thousands)	2026	2025
Customer deposits	$4,554	$1,802
Deferred revenue	638	179
	$5,192	$1,981

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

(1) Included in Prepaid expenses and other current assets as of May 30, 2025

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

During the year ended May 30, 2025, the Company updated the purchase consideration, which reflects a reduction in the receivable related to the working capital adjustment from $0.8 million to $0.2 million and a reduction in escrow payable related to indemnification from $2.8 million to $2.5 million, based on negotiations with the seller. As a result, the total purchase consideration has been adjusted from $21.9 million to $22.2 million. Accordingly, the goodwill balance has increased from $10.4 million to $10.7 million. During the year ended May 30, 2025, the Company released $0.7 million of cash previously held in escrow related to working capital adjustments. During the year ended May 29, 2026, the Company released $1.8 million of cash previously held in escrow related to indemnification obligation.

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

The Company's consolidated statement of operations for the year ended May 30, 2025 included $18.6 million in revenue and $3.8 million in net income contributed by Incal from the date of acquisition through May 30, 2025.

5. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

The Company's goodwill activity during the years ended May 29, 2026 and May 30, 2025 was as follows:

(In thousands)	Total
Balance as of May 31, 2024	$-
Addition due to business combination	10,719
Balance as of May 30, 2025	10,719
Activity during the year	-
Balance as of May 29, 2026	$10,719

Goodwill was tested for impairment in the fourth quarter at the reporting unit level. There were no impairments to goodwill during the years ended May 29, 2026 and May 30, 2025.

Purchased Intangible Assets

The Company’s purchased intangible assets, net, were as follows:

	May 29, 2026			May 30, 2025
(In thousands)		Accumulated			Accumulated
Finite-lived intangible assets:	Gross	Amortization	Net	Gross	Amortization	Net
Developed technology	$9,130	$(1,395)	$7,735	$9,130	$(634)	$8,496
Trade names	1,050	(192)	858	1,050	(88)	962
Customer relationship	810	(135)	675	810	(61)	749
Non-compete agreements and others	1,010	(726)	284	1,010	(436)	574
Total	$12,000	$(2,448)	$9,552	$12,000	$(1,219)	$10,781

Amortization expense related to purchased intangible assets with finite lives was $1.2 million and $1.2 million for the years ended May 29, 2026 and May 30, 2025.

As of May 29, 2026, the estimated future amortization expense of purchased intangible assets with finite lives is as follows:

(In thousands)	Amount

2027	$1,183
2028	981
2029	939
2030	939
2031	939
Thereafter	4,571
Total	$9,552

There were no impairment charges related to purchased intangible assets for the years ended May 29, 2026 and May 30, 2025.

6. INCOME TAXES

Domestic and foreign components of income (loss) before income tax benefit are as follows:

	Year Ended
	May 29,	May 30,	May 31,
(In thousands)	2026	2025	2024
Domestic	$(11,825)	$(4,422)	$12,355
Foreign	89	131	103
	$(11,736)	$(4,291)	$12,458

The income tax benefit consists of the following:

	Year Ended
	May 29,	May 30,	May 31,
(In thousands)	2026	2025	2024
Federal income taxes:
Current	$-	$-	$6
Deferred	(4,170)	(409)	(14,377)
State income taxes:
Current	-	7	14
Deferred	(545)	(12)	(6,396)
Foreign income taxes:
Current	105	33	55
Deferred	-	-	-
	$(4,610)	$(381)	$(20,698)

The Company adopted ASU 2023-09 "Income Taxes (Topic 740): Improvements To Income Tax Disclosures" on a prospective basis beginning with the year ended May 29, 2026. The following table presents required disclosure pursuant to ASU 2023-09 and reconciles the U.S. federal statutory tax amount and rate to the actual effective amount and rate for the year ended May 29, 2026:

	May 29, 2026
(In thousands)	Amount	Percent
Income taxes benefit at U.S. federal statutory tax	$(2,465)	21.0%
State and local taxes, net of federal income tax effect	(546)	4.7%
Foreign tax effects	25	(0.2)%
Effect of cross-border tax laws:
Global intangible low-taxed income	1	(0.0)%
Tax credits:
Change in research and development reserves	61	(0.5)%
Nontaxable or nondeductible items:
Permanent Items	20	(0.2)%
Stock-based compensation	(1,720)	14.6%
Section 162(m) compensation limitation	987	(8.4)%
Excess tax (benefit) or deficit on stock awards	(1,299)	11.1%
Other Adjustments:
Return-to-provision adjustments and other true ups	326	(2.8)%
Effective tax rate	$(4,610)	39.3%

More than 50% of the effect of the state and local income tax category in the rate reconciliation is attributable to California state income taxes.

The following table presents the required disclosures prior to the adoption of ASU 2023-09 and reconciles the U.S. federal statutory income tax rate to the actual effective income tax rate for the years ended May 30, 2025 and May 31, 2024:

	Year Ended
	May 30,	May 31,
	2025	2024
U.S. federal statutory tax rate	21.0%	21.0%
State taxes, net of federal tax effect	0.1	(51.1)
Foreign rate differential	0.1	0.2
Stock-based compensation	(10.3)	(8.4)
Research and development credit	(1.3)	(1.5)
Change in valuation allowance	-	(126.0)
Other	(0.7)	(0.3)
Effective tax rate	8.9%	(166.1)%

The components of the net deferred tax assets and liabilities are as follows:

	May 29,	May 30,
(In thousands)	2026	2025
Deferred tax assets:
Net operating losses	$13,308	$7,945
Lease liability	2,301	2,295
Research and development credit carryforwards	6,620	6,681
Inventory reserves	1,150	1,067
Reserves and accruals	1,571	1,368
Capitalized research and development	3,155	4,291
Stock-based compensation	662	619
Other	45	28
Less: valuation allowance	-	-
	28,812	24,294
Deferred tax liabilities:
Operating lease right-of-use assets	(2,073)	(2,035)
Intangibles	(2,224)	(2,285)
Fixed assets	(686)	(860)
Net deferred tax assets	$23,829	$19,114

During the year ended May 31, 2024, the Company concluded that its deferred tax assets are more likely than not to become realizable, and as such, the Company reversed all its existing valuation allowance totaling $21.9 million. The conclusion that a valuation allowance was no longer needed was based on three years of cumulative pre-tax income, utilization of federal and state net operating losses, combined with estimates of future years' pre-tax income that were sufficient to realize the remaining deferred tax assets. The amount of the deferred tax asset considered realizable can change if estimates of future taxable income change or if objective negative and positive evidence change.

At May 29, 2026 and May 30, 2025, the Company has federal net operating loss carryforwards of approximately $51.5 million and $28.0 million, respectively, that are available to reduce future taxable income. A portion of the federal net operating losses will begin to expire in 2034. Federal net operating losses of $38.1 million will carryforward indefinitely and would be subject to an 80% taxable income limitation in the year utilized. At May 29, 2026 and May 30, 2025, the Company has state net operating loss carryforwards of $35.9 million and $29.7 million, respectively, that are available to reduce future taxable income. The state net operating loss carryforwards will begin to expire in 2028.

At May 29, 2026 and May 30, 2025, the Company has federal research and development credit carryforwards of approximately $3.1 million and $3.2 million, respectively, that are available to offset future tax liability. The federal credit carryforwards began to expire in 2026. At May 29, 2026 and May 30, 2025, the Company has state research and development credit carryforwards of approximately $7.1 million and $7.1 million, respectively, that are available to offset future tax liability. The state credit carryforwards are not subject to expiration. The Company also has alternative minimum tax credit carryforwards of $34.1 thousand for state purposes. The credits may be used to offset regular tax and do not expire.

Sections 382 and 383 of the Internal Revenue Code limit the annual use of NOL carryforwards and tax credit carryforwards, respectively, following an ownership change. NOL carryforwards may be subject to annual limitations under Section 382 (or comparable provisions of state law) if certain changes in ownership of our company were to occur. In general, an ownership change occurs for the purposes of Section 382 if there is a more than 50% change in ownership of a company by 5% shareholders over a 3-year testing period. During the year ended May 31, 2024, a Section 382 study was completed and it was determined that there is no limitation on the Company’s ability to utilize its NOLs under Section 382. During the years ended May 29, 2026 and May 30, 2025, the Company did not complete a formal Section 382 study on the potential limitation of its tax attributes due to no significant change in ownership.

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

The aggregate changes in the balance of gross unrecognized tax benefits are as follows:

(In thousands)
Balance at May 31, 2023	$2,276
Increases related to prior year tax positions	35
Decreases related to prior year tax positions	(28)
Increases related to current year tax positions	233
Decreases related to current year tax positions	(32)
Balance at May 31, 2024	2,484
Decreases related to prior year tax positions	(23)
Balance at May 30, 2025	2,461
Decreases related to prior year tax positions	(30)
Balance at May 29, 2026	$2,431

As of May 29, 2026 and May 30, 2025, the total amount of unrecognized tax benefits was approximately $2.4 million and $2.5 million, respectively. The unrecognized tax benefit of $2.4 million would impact the effective tax rate, if recognized. The Company had zero accrued interest and accrued penalties related to unrecognized tax benefit as of May 29, 2026. The Company policy is to recognize interest and penalties in income tax expense.

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

The Company adopted ASU 2023-09 on a prospective basis for the year ended May 29, 2026 and have included the following table as a result of the adoption, which presents income taxes paid, net of refunds received, for the year ended May 29, 2026:

May 29,
(In thousands)	2026
Federal taxes	$-
State taxes	(32)
Foreign taxes
Taiwan	42
Philippine	32
Germany	18
Total cash taxes paid	$60

Below is a summary of income taxes paid for the years ended May 30, 2025 and May 31, 2024:

	Year Ended
	May 30,	May 31,
(In thousands)	2025	2024
Cash paid during the year for:
Income taxes, net of refunds	$100	$90

7. LEASES

The Company leases its manufacturing and office space under operating leases. The principal administrative and production facility is located in Fremont, California, in a 51,289 square foot building. The Company entered into a non-cancelable operating lease agreement for its United States manufacturing and office facility, which was amended in December 2022 to extend the lease term to September 2030. The total commitments, net of tenant incentives of up to $0.3 million, under the modified lease are $8.6 million. The modified lease contains an option to further extend the lease for five years. The lease modification resulted in an increase in the Company’s operating lease right-of-use assets and operating lease liabilities of $5.9 million each in December 2022. In April 2025, it became reasonably certain that the Company would exercise the five-year lease extension option ending in September 2035 due to the remodeling of the Fremont manufacturing and administrative office. As a result, the lease modification increased the Company’s operating lease right-of-use assets and operating lease liabilities by $4.6 million each. The Company leases a 492 square foot sales and support office in Utting, Germany. The lease, which began on February 1, 1992, contains an automatic twelve months renewal. The Company leases a facility in the Philippines located in a 6,458 square foot building in Clark Freeport Zone, Pampanga. The lease, amended in 2023, began on November 1, 2023 and expires on June 30, 2029 with an option to renew for another three or five years at the prevailing market rate. Under the lease agreements, the Company is responsible for payments of utilities, taxes and insurance. In connection with the acquisition of Incal, the Company assumed the lease obligation for Incal’s office located in Fremont, California, which expires on July 31, 2026. Management decided to vacate the Incal office in May 2025 following the relocation of employees to the Company’s principal facilities in Fremont to consolidate the Company’s California operations. As a result of this decision and the associated change in the facility's intended use, the Company determined that the carrying value of the right-of-use asset associated with the Incal facility was no longer recoverable and recorded an impairment charge of $0.5 million as of May 30, 2025. The charge is reflected in restructuring charges in the consolidated statements of operations. In November 2025, the Company entered into a lease termination agreement with the landlord and was released from its remaining lease obligation.

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

As of May 29, 2026, the weighted average remaining lease term for the Company’s operating leases was 9.2 years and the weighted average discount rate was 6.93%.

The Company’s operating lease cost was $1.4 million, $1.6 million, and $1.2 million for the years ended May 29, 2026, May 30, 2025, and May 31, 2024.

The following table presents supplemental cash flow information related to the Company’s operating leases:

	May 29,	May 30,	May 31,
(In thousands)	2026	2025	2024

Operating cash flows paid for operating leases	$1,246	$1,239	$916
Right-of-use assets obtained in exchange for operating leases liabilities	$31	$4,619	$318

The following table presents the maturities of the Company’s operating lease liabilities as of May 29, 2026:

(In thousands)
Fiscal year	Operating Leases
2027	$1,291
2028	1,323
2029	1,368
2030	1,348
2031	1,428
Thereafter	6,901
Total future minimum operating lease payments	13,659
Less: imputed interest	(3,777)
Present value of operating lease liabilities	$9,882

 8. RETIREMENT PLAN

The Company maintains a defined contribution savings plan named AEHR Test Systems 401(k) Savings & Retirement Plan (the “401(k) Plan”) to provide retirement savings to all qualified employees of the Company. The 401(k) Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan is funded by voluntary pre-tax contributions from employees. Contributions are invested, as directed by the participant, in investment funds available under the 401(k) Plan. Effective July 1, 2024, the Company implemented a discretionary matching contribution under its 401(k) Plan. All matching contributions are 100% vested immediately. The Company’s matching contributions to the 401(k) Plan totaled $0.4 million and $0.3 million during fiscal 2026 and 2025. No matching contributions were made during fiscal year 2024.

 9. COMMITMENTS AND CONTINGENCIES

Commitment

Purchase obligations consist of non-cancelable significant contractual obligations. As of May 29, 2026, the Company’s unconditional purchase obligations, which have a remaining term in excess of 12 months, were not material.

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

On October 16, 2024, the Company filed a complaint with the China Suzhou Intermediate Court to protect its intellectual property rights in China against Suzhou Semight Instruments Co., Ltd. (“Semight”) and its related entities and/or distributors, alleging infringement of the Company’s two patents related to wafer burn-in systems and wafer reliability test systems. The Company is seeking injunctive relief, claiming that Semight’s actions have infringed upon its intellectual property rights and caused substantial harm to its business. The Company believes its claims are valid and is vigorously pursuing its legal remedies. At this stage, the outcome of the litigation is uncertain, and the Company is unable to predict the likelihood of success or estimate the potential financial impact, if any, on its consolidated financial statements. The Company has also incurred and expects to continue to incur legal expenses related to this matter. On November 15 and December 6, 2024, Semight filed a petition for invalidation to the two aforementioned Chinese patents with the Department of National Intellectual Properties in Beijing, respectively. The oral hearings for both of the patents have been held, and the decision has been issued for both patents that upholds part of the claims. In addition, the Company received a suspension ruling from Suzhou Intermediate People’s Court on the infringement proceedings, pending the outcome of the validity rulings. With both patents having been upheld, the suspended infringement proceedings have resumed. The hearing for the divisional patent was held on August 28, 2025, and the hearing for the parent patent was held on October 17, 2025. In December 2025, the Company received a first-instance judgment from the Suzhou Intermediate People’s Court with respect to the infringement cases, which dismissed the Company’s claims based on the court’s opinion that there was insufficient evidence to establish infringement. The Company filed the appeals for both cases on January 4, 2026. On January 27, 2026, Semight filed another petition for invalidation of one of the two aforementioned Chinese patents with the Department of National Intellectual Properties in Beijing. On June 2, 2026, a hearing was held before the Supreme People’s Court of China in connection with the Company’s appeal. The hearing focused primarily on infringement comparison issues, including whether the accused products contain certain claim features at issue. The appeal proceedings remain ongoing, and the Company expects that an additional hearing may be scheduled. In June 2026, the Company received a first-instance judgment from the Beijing Intellectual Property Court in connection with one of the patent invalidation proceedings. The judgment was favorable to the Company on certain issues but did not resolve all matters in the Company’s favor. The Company has decided to appeal certain aspects of the judgment.

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

10. EQUITY

On October 15, 2024, the Board of Directors authorized management to execute a new $100 million shelf registration, and a Registration Statement on Form S-3 was filed with the SEC. Additionally, a Prospectus Supplement for sales of $40 million of common stock pursuant to an “At the Market” (“ATM”) offering program was subsequently filed on October 29, 2024. In November 2025, the Company sold 384,380 shares of common stock at an average selling price of $25.89 per share. The gross proceeds to the Company were approximately $10.0 million, before professional fees of $0.6 million. In February 2026, the Company sold 269,439 shares of common stock at an average selling price of $39.20 per share. The gross proceeds to the Company were approximately $10.5 million, before professional fees of $0.3 million. In March 2026, the Company sold an additional 476,649 shares of common stock at an average selling price of $40.88 per share. The gross proceeds to the Company were approximately $19.5 million, before professional fees of $0.5 million.

On April 7, 2026, the Board of Directors authorized the filing of an additional Prospectus Supplement for the sale of $60 million of its common stock pursuant to a new ATM offering program under the Company’s existing $100 million shelf registration statement. In April 2026, the Company sold 812,185 shares of common stock at an average selling price of $73.87 per share. The gross proceeds to the Company were approximately $60.0 million, before professional fees of $1.2 million. The ATM offering program has been fully utilized.

11. REVENUE

Disaggregation of Revenue

The following tables show revenues by major product categories. Within each product category, contract terms, conditions and economic factors affecting the nature, amount, timing and uncertainty around revenue recognition and cash flow are substantially similar.

The Company’s revenues by product category are as follows:

	Year Ended
	May 29,	May 30,	May 31,
(In thousands)	2026	2025	2024
Systems	$28,669	$21,978	$24,169
Contactors	14,887	30,848	37,560
Services	6,445	6,142	4,489
	$50,001	$58,968	$66,218

The following presents information about the Company’s operations in different geographic areas. Net revenues are based on ship-to locations:

	Year Ended
	May 29,	May 30,	May 31,
(In thousands)	2026	2025	2024
Asia	$22,823	$37,095	$58,076
United States	20,643	17,673	3,532
Europe and Middle East	6,535	4,200	4,610
	$50,001	$58,968	$66,218

With the exception of the amount of service contracts and extended warranties, the Company’s product category revenues are recognized at point in time when control transfers to customers. The following presents revenue based on timing of recognition:

	Year Ended
	May 29,	May 30,	May 31,
(In thousands)	2026	2025	2024
Timing of revenue recognition:
Products and services transferred at a point in time	$46,820	$57,745	$64,590
Services transferred over time	3,181	1,223	1,628
	$50,001	$58,968	$66,218

Contract Balances

Accounts receivable are recognized in the period the Company delivers goods and provides services or when the Company’s right to consideration is unconditional. Contract assets include unbilled receivables which represent revenues that are earned in advance of scheduled billings to customers. These amounts are primarily related to product sales where transfer of control has occurred but the Company has not yet invoiced. As of May 29, 2026 and May 30, 2025, unbilled receivables were $1.9 million and $3.6 million, respectively, and were included in prepaid expenses and other current assets on the accompanying consolidated balance sheets.

Contract liabilities include payments received in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities as of May 29, 2026 and May 30, 2025 were $5.2 million and $2.0 million, respectively, and were included in deferred revenue, short-term and deferred revenue, long-term on the accompanying consolidated balance sheets. During the fiscal years ended May 29, 2026 and May 30, 2025, the Company recognized $1.9 million and $1.3 million, respectively, of revenues that were included in contract liabilities as of May 30, 2025 and May 31, 2024, respectively.

Remaining Performance Obligations

As of May 29, 2026, the remaining performance obligations, exclusive of customer deposits, which were comprised of deferred service contracts and extended warranty contracts not yet delivered, are not material. The foregoing excludes the value of the remaining performance obligations that have original durations of one year or less, and also excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

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

On October 20, 2025, the Company’s shareholders approved amendments to the 2023 Equity Incentive Plan to increase the share reserves by 2,500,000 shares. The additional shares became available for future issuance upon shareholder approval.

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

The following table summarizes the total stock-based compensation expense for the fiscal years ended May 29, 2026, May 30, 2025 and May 31, 2024:

	Year Ended
	May 29,	May 30,	May 31,
(In thousands, except per share data)	2026	2025	2024
Cost of sales	$792	$737	$330
Research and development	1,473	1,476	639
Selling, general and administrative	4,496	2,949	1,549
Net effect on net income (loss)	$6,761	$5,162	$2,518

Effect on net income (loss) per share:
Basic	$0.22	$0.17	$0.09
Diluted	$0.22	$0.17	$0.09

As of May 29, 2026 and May 30, 2025, stock-based compensation totaling $0.4 million and $0.3 million and, respectively, was capitalized as part of inventory.

The following table presents the combined stock activities and the total number of shares available for grant under the Company’s equity incentive plans:

(in thousands)	Available Shares for Grant
Balance, May 31, 2023	27
Shares issued under 2023 Equity Incentive Plan	1,500
Shares retired under 2016 Equity Incentive Plan	(95)
Options granted	(4)
RSUs granted	(221)
RSUs cancelled	144
Options terminated	12
Balance, May 31, 2024	1,363
RSUs granted	(634)
RSUs cancelled	70
Options terminated	2
Balance, May 30, 2025	801
Shares issued under 2023 Equity Incentive Plan	2,500
RSUs granted	(533)
RSUs cancelled	225
Options terminated	4
Balance, May 29, 2026	2,997

Restricted Stock Units, Performance Restricted Stock Units and Restricted Stock Awards

The Company’s nonvested RSU, PRSU and restricted stock awards granted to employees and members of the Company’s Board of Directors for the fiscal year ended May 29, 2026 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	Per Share	(In Years)	(in thousands)
Unvested, May 30, 2025	664	$16.89	2.1	$6,330
Granted (1)	533	15.39
Vested	(265)	15.26
Forfeited (2)	(225)	17.68
Unvested, May 29, 2026	707	$16.12	2.1	$65,252

(1)

Includes 241,000 shares of performance-based awards, of which approximately 70,000 shares of performance-based awards have target achievement goals whereby the grantee can earn up to 200% of the original award (up to 141,000 shares) if the maximum target goals are met. The remaining awards are earned at 100% if the target goals are achieved.

(2)	Includes 213,000 performance-based awards for which target goals have not been achieved.

During fiscal 2026, 2025, and 2024, the Company recorded stock-based compensation related to RSUs, PRSUs, performance restricted shares and restricted shares of $5.5 million, $3.7 million and $1.3 million.

As of May 29, 2026, the total unrecognized compensation expense related to unvested RSU, PRSU and restricted shares was $8.9 million. This expense will be amortized on a straight-line basis over a weighted average period of approximately 2.1 years.

Stock Options

The following table summarized the stock option transactions during fiscal 2026:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregated Intrinsic Value
	(in thousands)	Per Share	(In Years)	(in thousands)
Balances, May 30, 2025	645	$4.47	2.3	$3,619
Options terminated	(4)
Options exercised	(325)
Balances, May 29, 2026	316	$5.11	1.8	$27,529
Options exercisable, May 29, 2026	310	$4.77	1.7	$27,143
Options exercisable and expected to vest	316	$5.11	1.8	$27,528

The fair value of the Company’s stock options granted to employees was estimated on the date of grant using the Black-Scholes model and the straight-line attribution approach with the following weighted average assumptions:

Year Ended
May 31,
2024

Expected term (in years)	5
Volatility	93%
Risk-free interest rates	4.34%
Weighted average grant date fair value	$36.02

No stock options were granted during fiscal year 2025. The stock option granted during fiscal year 2026 was immaterial. The total intrinsic values of options exercised were $11.3 million, $0.6 million, and $9.5 million during fiscal 2026, 2025, and 2024, respectively.

During fiscal year 2026, 2025, and 2024, the Company recorded stock-based compensation related to its stock options of $0.3 million, $0.5 million, and $0.4 million, respectively.

As of May 29, 2026, the total unrecognized compensation expense related to unvested stock options granted and outstanding is immaterial.

Stock Appreciation Rights (Cash-Settled Awards)

The Company grants cash-settled Stock Appreciation Rights (“SARs”) to certain employees. These awards generally vest over a one-year period of continuous service and have a contractual term of one year. Participants must be full-time employees at the time of payment and are entitled to receive a cash payment equal to the excess, if any, of the Company's common stock closing market price at the reporting date over the stock price on the grant date. No cash payment is made if the stock price at the reporting date is lower than the grant-date stock price. Because the awards are settled in cash, they are accounted for as liability-classified awards. The related liability and compensation expense are recognized over the one-year vesting period. The liability is remeasured at fair value at the end of each reporting period until the awards vest, with changes in fair value recognized as adjustments to compensation expense.

The following table summarized the SARs transactions during fiscal 2026:

	Number of Shares	Weighted Average Grant Price	Weighted Average Remaining Contractual Term	Aggregated Intrinsic Value
	(in thousands)	Per Share	(In Years)	(in thousands)
Outstanding, May 30, 2025	4	$15.11	-	$-
Granted	7	15.13
Cancelled	(4)	15.11
Outstanding, May 29, 2026	7	$15.13	-	$570
Vested, May 29, 2026	7	$15.13	-	$570

During fiscal year 2026, 2025, and 2024, the Company recorded compensation related to its SARs of $0.6 million, nil, and nil, respectively.

As of May 29, 2026, the total liability recognized for cash-settled SARs was $0.6 million (nil as of May 30, 2025), all of which is included within Accrued expenses and other current liabilities. As of May 29, 2026, there were no nonvested SARs and unrecognized compensation expense was nil.

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

On October 20, 2025, the Company’s shareholders approved amendments to the Amended and Restated 2006 Employee Stock Purchase Plan to increase the share reserves by 300,000 shares. The additional shares became available for future issuance upon shareholder approval.

For the fiscal years ended May 29, 2026, May 30, 2025, and May 31, 2024, approximately 146,000, 116,000, and 72,000 shares of common stock were issued under the ESPP. As of May 29, 2026, 363,000 shares remain available for issuance under the ESPP.

The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Year Ended
	May 29,	May 30,	May 31,
	2026	2025	2024
Expected term (in years)	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0
Volatility	92%-113%	80% - 95%	70% – 94%
Risk-free interest rates	3.55%-4.23%	3.61%-4.36%	4.72%–5.53%
Weighted average grant date fair value	$42.96	$2.01	$6.30

During fiscal years 2026, 2025, and 2024, the Company recorded stock-based compensation related to its ESPP of $1.0 million, $1.0 million, and $0.8 million, respectively.

As of May 29, 2026, the total unrecognized compensation expense related to purchase rights under the ESPP was $0.7 million. This expense will be amortized on a straight-line basis over a weighted average period of approximately 0.7 years.

Employee Stock Ownership Plan

The Company had a non-contributory, trusteed employee stock ownership plan or Employee Stock Ownership Plan (“ESOP”) for full-time and part-time employees. The Company can contribute either shares of the Company’s stock or cash to the ESOP. During the fiscal years ended May 30, 2025 and May 31, 2024, the Company contributed 26,064, and 9,085 shares to the ESOP. As a result, the Company recognized stock-based compensation expense totaling zero and $0.3 million during the fiscal years ended May 30, 2025 and May 31, 2024, respectively. The Company terminated its ESOP plan in fiscal year 2025 and began to provide a matching contribution to the participants of the 401(k) Plan.

13. RESTRUCTURING CHARGES

In the fourth quarter of fiscal 2025, the Company initiated a restructuring plan to consolidate facilities and optimize cost structure in order to more effectively support the Company’s long-term strategic objectives. Restructuring charges relate to impairment of long-lived assets that will no longer be used in operations, including right-of-use assets and facility-related property, contract termination costs and facility exit-related costs. During fiscal year 2026, the Company entered into a lease termination agreement with the landlord, paid a termination fee of $0.2 million and was released from its remaining lease obligation. Consequently, the Company recognized a credit to the restructuring charge of $0.2 million during the period.

Separately, the Company implemented a workforce reduction to align resources with its business needs in fiscal year 2026. The Company recorded $0.2 million of restructuring charges, primarily related to employee termination benefits.

The following table presents restructuring charges included in the consolidated statements of operations:

	May 29,	May 30,
(In thousands)	2026	2025
Asset impairments	$(104)	$584
Contract termination	(109)	188
Facility exit-related	-	92
Employee termination benefits	219	-
Total	$6	$864

There were no restructuring charges for the year ended May 31, 2024.

The Company recorded a restructuring liability of $0.2 million as of May 30, 2025, primarily related to contract termination costs, which was included as a component of accrued expenses and other current liabilities. There was no restructuring liability outstanding as of May 29, 2026.

14. EMPLOYEE RETENTION CREDIT

The Company filed claims for the Employee Retention Credit (“ERC”) with the Internal Revenue Service in February 2024 under the provisions of the Coronavirus Aid, Relief, and Economic Security Act, as amended. During the first quarter of fiscal 2026, the Company received a refund of approximately $1.3 million, which was recognized as other income in the consolidated statements of operations.

In connection with filing the ERC claims, the Company engaged a third-party service provider under a contingent-fee arrangement. As a result, the Company incurred a service fee of approximately $0.3 million, which was recorded in other income (expense), net.

15. NET INCOME (LOSS) PER SHARE

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

The following table presents the computation of basic and diluted net income (loss) per share:

	Year Ended
	May 29,	May 30,	May 31,
(In thousands, except per share data)	2026	2025	2024
Numerator:
Net income (loss)	$(7,126)	$(3,910)	$33,156
Denominator:
Basic weighted average shares outstanding	30,669	29,581	28,818
Dilutive effect of common equivalent shares outstanding	-	-	799
Diluted weighted average shares outstanding	30,669	29,581	29,617

Net income (loss) per share - Basic	$(0.23)	$(0.13)	$1.15
Net income (loss) per share - Diluted	$(0.23)	$(0.13)	$1.12

Antidilutive employee share-based awards, excluded	1,765	1,781	351

16. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in the components of accumulated other comprehensive loss, net of tax, were as follows:

Cumulative
(In thousands)	translation adjustment
Balance as of May 31, 2024	$(158)
Other comprehensive income (loss) before reclassifications	32
Balance as of May 30, 2025	(126)
Other comprehensive income (loss) before reclassifications	21
Balance as of May 29, 2026	$(105)

17. SEGMENT INFORMATION

The Company's chief executive officer, who is the chief operating decision maker ("CODM"), reviews discrete financial information presented at the consolidated basis, to assess performance and allocate resources. There are no segment managers who are held accountable for operations or operating results below the consolidated unit level. Accordingly, the Company has only one operating and reportable segment. The measure of segment profit or loss that our CODM uses to allocate resources and assess performance is our consolidated net income (loss).

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

Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas:

	May 29,	May 30,
(In thousands)	2026	2025
United States	$8,913	$8,892
International	27	77
Total property and equipment, net	$8,940	$8,969

As of May 29, 2026, the operating lease right-of-use assets of $8.7 million and $0.2 million were allocated to the United States and international locations, respectively. As of May 30, 2025, the operating lease right-of-use assets of $9.3 million and $0.3 million were allocated to the United States and international locations, respectively.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control – Integrated Framework” (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework (2013), our management has concluded that the Company’s internal control over financial reporting was effective as of May 29, 2026.

(c) Changes in internal controls over financial reporting.

There were no changes in our internal controls over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

Change in Fiscal Year

On July 11, 2024, the Board of Directors approved a change in the Company’s fiscal year-end from May 31 to a 4-4-5 fiscal calendar ending on the Friday closest to May 31. The change is being made to better align financial reporting with operational cycles. The new fiscal years 2026 and 2025 ended on May 29, 2026 and May 30, 2025, respectively, following the 4-4-5 calendar format.

On April 2, 2026, the board of directors approved a change in our fiscal year-end from the 52- or 53-week period ending on the Friday nearest May 31 to the 52- or 53-week period ending on the Friday nearest June 30. The change will be effective beginning in fiscal year 2027, which begins on June 27, 2026 and ends on June 25, 2027.

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended May 29, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408(a).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Tab le of Contents

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2026 Annual Meeting of Shareholders.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2026 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2026 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2026 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2026 Annual Meeting of Shareholders.

Tab le of Contents

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1.	Financial Statements

See Index under Item 8.

2.	Financial Statement Schedule

None.

3.	Exhibits

See Item 15(b) below.

(b) Exhibits

The following exhibits are filed as part of or incorporated by reference into this Report:

Exhibit No.	Description
3.1(1)	Restated Articles of Incorporation of Registrant.
3.2(2)	Amended and Restated Bylaws of Registrant.
4.1(3)	Form of Common Stock certificate.
4.2(4)	Registration Rights Agreement by and among the Company and the Investors (as defined therein), dated as of September 22, 2016.
4.3(5)	Description of Securities
10.1(6)	Amended and Restated 2006 Employee Stock Purchase Plan.*
10.2(7)	Amendment to the Amended and Restated 2006 Employee Stock Purchase Plan.*
10.3(8)	2016 Equity Incentive Plan.*
10.4(9)	Form of Indemnification Agreement entered into between Registrant and its directors and executive officers.*
10.5(10)	Form of Change of Control Agreement.*
10.6(11)	Lease dated August 3, 1999 for facilities located at Building C, 400 Kato Terrace, Fremont, California.
10.7(12)	First Amendment dated May 06, 2008 for facilities located at 400 Kato Terrace, Fremont, California.
10.8(13)	Second Amendment dated November 7, 2014 for facilities located at 400 Kato Terrace, Fremont, California.
10.9(14)	Third Amendment dated February 27, 2018 for facilities located at 400 Kato Terrace, Fremont, California.
10.10(15)	Offer Letter dated January 3, 2012, between the Company and Gayn Erickson.*
10.11(16)	Offer Letter dated March 5, 2013, between the Company and Rhea Posedel.*
10.12(17)	Form of Change in Control and Severance Agreement by and between Aehr Test Systems and its executive officers.*
10.13(18)	Amended and Restated Change of Control Severance Agreement dated March 5, 2013, between the Company and Rhea J. Posedel.*
10.14(19)	Form of 2016 Equity Incentive Plan Stock Option Award Agreement.*
10.15(20)	Form of 2016 Equity Incentive Plan Restricted Stock Unit Award.*

Tab le of Contents

10.16(21)	Purchase Agreement by and among the Company and the Investors (as defined therein), dated as of September 22, 2016.
10.17(22)	Equity Distribution Agreement, dated as of September 17, 2021, by and between Craig-Hallum Capital Group LLC and Aehr Test Systems
10.18(23)	Equity Distribution Agreement, dated as of February 7, 2023, by and among William Blair & Company L.L.C., Craig-Hallum Capital Group LLC and Aehr Test Systems
10.19(24)	Fourth Amendment dated December 5, 2022 for facilities located at 400 Kato Terrace, Fremont, California.
10.20(25)	2023 Equity Incentive Plan
10.21 (26)	Amendment to 2023 Equity Incentive Plan.*
10.22 (27)	Equity Distribution Agreement, dated as of April 8, 2026, by and among William Blair & Company L.L.C., Craig-Hallum Capital Group LLC and Aehr Test Systems
19.1	Aehr Test Systems Insider Trading Policy, as amended (filed herewith).
21.1	Subsidiaries of the Company.
23.1	Consent of BPM LLP - Independent Registered Public Accounting Firm (filed herewith).
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31.1	Certification Statement of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification Statement of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
97.1(29)	Aehr Test Systems Policy for Recovery of Erroneously Awarded Compensation, effective as of August 14, 2023
101.INS	XBRL Instance Document
101.SCH	Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

___________________

(1)	Incorporated by reference to the same-numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 filed June 11, 1997 (File No. 333-28987).
(2)	Incorporated by reference to Exhibit 3.1 previously filed with the Company’s Current Report on Form 8-K filed February 28, 2025 (File No. 000-22893).
(3)	Incorporated by reference to the same-numbered exhibit previously filed with Amendment No.1 to the Company’s Registration Statement on Form S-1 filed July 17, 1997 (File No. 333-28987).
(4)	Incorporated by reference to Exhibit 10.2 previously filed with the Company’s Current Report on Form 8-K filed September 28, 2016 (File No. 000-22893).
(5)	Incorporated by reference to Exhibit 4.3 previously filed with the Company’s Annual Report on Form 10-K filed August 27, 2021 (File No. 000-22893).
(6)	Incorporated by reference to Exhibit 4.2 previously filed with the Company’s Registration Statement on Form S-8 filed November 14, 2016 (File No. 333-214589).
(7)	Incorporated by reference to Exhibit 10.1 previously filed with the Company’s Current Report on Form 8-K filed November 7, 2025 (File No. 000-22893).
(8)	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed September 26, 2019 (File No. 333-214589).
(9)	Incorporated by reference to Exhibit 10.4 previously filed with Amendment No.1 to the Company’s Registration Statement on Form S-1 filed July 17, 1997 (File No. 333-28987).
(10)	Incorporated by reference to Exhibit 10.14 previously filed with the Company’s Form 10-K for the year ended May 31, 2001 filed August 29, 2001 (File No. 000-22893).
(11)	Incorporated by reference to Exhibit 10.12 previously filed with the Company’s Form 10-K for the year ended May 31, 1999 filed August 30, 1999 (File No. 000-22893).
(12)	Incorporated by reference to Exhibit 10.15 previously filed with the Company’s Current Report on Form 8-K filed May 9, 2008 (File No. 000-22893).
(13)	Incorporated by reference to Exhibit 10.1 previously filed with the Company’s Current Report on Form 8-K filed November 12, 2014 (File No. 000-22893).
(14)	Incorporated by reference to Exhibit 10.1 previously filed with the Company’s Current Report on Form 8-K filed March 2, 2018 (File No. 000-22893).
(15)	Incorporated by reference to Exhibit No. 10.1 previously filed with the Company's Current Report on Form 8-K filed January 9, 2012 (File No. 000-22893).
(16)	Incorporated by reference to Exhibit No. 10.1 previously filed with the Company's Current Report on Form 8-K filed March 8, 2013 (File No. 000-22893).
(17)	Incorporated by reference to Exhibit No. 10.1 previously filed with the Company's Current Report on Form 8-K filed September 6, 2024 (File No. 000-22893).
(18)	Incorporated by reference to Exhibit No. 10.2 previously filed with the Company's Current Report on Form 8-K filed March 8, 2013 (File No. 000-22893).
(19)	Incorporated by reference to Exhibit 10.19 previously filed with the Company’s Annual Report on Form 10-K filed August 29, 2017 (File No. 000-22893).
(20)	Incorporated by reference to Exhibit 10.20 previously filed with the Company’s Annual Report on Form 10-K filed August 29, 2017 (File No. 000-22893).
(21)	Incorporated by reference to Exhibit 10.1 previously filed with the Company’s Current Report on Form 8-K filed September 28, 2016 (File No. 000-22893).
(22)	Incorporated by reference to Exhibit 1.1 previously filed with the Company’s Current Report on Form 8-K filed September 17, 2021 (File No. 000-22893).
(23)	Incorporated by reference to Exhibit 4.3 previously filed with the Company’s Annual Report on Form 10-K filed August 27, 2021 (File No. 000-22893).
(24)	Incorporated by reference to Exhibit 10.1 previously filed with the Company’s Current Report on Form 8-K filed December 5, 2022 (File No. 000-22893).
(25)	Incorporated by reference to Exhibit 99.1 of the Company’s S-8 filed October 27, 2023 (File No. 333-275202).
(26)	Incorporated by reference to Exhibit 10.2 previously filed with the Company’s Current Report on Form 8-K filed November 7, 2025 (File No. 000-22893).
(27)	Incorporated by reference to Exhibit 1.1 previously filed with the Company’s Current Report on Form 8-K filed April 8, 2026 (File No. 000-22893).
(28)	Incorporated by reference to Exhibit 21.1 previously filed with the Company’s Annual Report on Form 10-K filed August 27, 2021 (File No. 000-22893).
(29)	Incorporated by reference to Exhibit 97 previously filed with the Company’s Annual Report on Form 10-K filed July 30, 2024 (File No. 000-22893).

* Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

Item 16. Form 10-K Summary

None.

Tab le of Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 27, 2026

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

Signature	Title	Date

/s/ RHEA J. POSEDEL	Chairman	July 27, 2026
Rhea J. Posedel
/s/ GAYN ERICKSON	President, Chief Executive Officer, and Director (Principal Executive Officer)	July 27, 2026
Gayn Erickson
/s/ CHRIS P. SIU	Executive Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	July 27, 2026
Chris P. Siu

/s/ FARIBA DANESH	Director	July 27, 2026
Fariba Danesh

/s/ LAURA OLIPHANT	Director	July 27, 2026
Laura Oliphant

/s/ GEOFFREY G. SCOTT	Director	July 27, 2026
Geoffrey G. Scott

/s/ HOWARD T. SLAYEN	Director	July 27, 2026
Howard T. Slayen

