Form 10-Q
period 2026-09-25
AEHR TEST SYSTEMS
filed 2026-11-06
CIK 1040470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2026

or

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

There were 32,794,791 shares of the Registrant’s Common Stock outstanding as of November 2, 2026.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AEHR TEST SYSTEMS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 25,	June 26,	May 29,
(In thousands, except par value)	2026	2026	2026
ASSETS
Current assets:
Cash and cash equivalents	$104,902	$112,308	$116,358
Accounts receivable	26,630	15,946	17,473
Inventories	53,120	44,410	41,354
Prepaid expenses and other current assets	11,225	9,745	9,263
Total current assets	195,877	182,409	184,448
Property and equipment, net	8,820	8,814	8,940
Goodwill	10,719	10,719	10,719
Intangible assets, net	9,157	9,453	9,552
Deferred tax assets, net	25,120	24,766	23,829
Operating lease right-of-use assets, net	8,812	8,838	8,901
Other non-current assets	277	306	305
Total assets	$258,782	$245,305	$246,694
LIABILITIES AND SHAREHOLDERS EQUITY
Current liabilities:
Accounts payable	$12,504	$6,353	$6,754
Accrued expenses and other current liabilities	6,295	5,214	5,283
Operating lease liabilities, short-term	653	592	626
Deferred revenue, short-term	7,944	6,698	5,192
Total current liabilities	27,396	18,857	17,855
Operating lease liabilities, long-term	9,151	9,202	9,256
Deferred revenue, long-term	86	56	34
Other long-term liabilities	37	38	38
Total liabilities	36,670	28,153	27,183
Commitments and contingencies (Note 6)
Shareholders equity:
Preferred stock, $0.01 par value: Authorized: 10,000 shares;
Issued and outstanding: none	-		-
Common stock, $0.01 par value: Authorized: 75,000 shares;
Issued and outstanding: 32,663 shares, 32,491 shares and 32,480 shares at September 25, 2026, June 26, 2026, and May 29, 2026, respectively	327	325	325
Additional paid-in capital	247,669	249,888	249,477
Accumulated other comprehensive loss	(136)	(132)	(105)
Accumulated deficit	(25,748)	(32,929)	(30,186)
Total shareholders' equity	222,112	217,152	219,511
Total liabilities and shareholders equity	$258,782	$245,305	$246,694

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

AEHR TEST SYSTEMS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		One Month Ended
	September 25,	August 29,	June 26,
(In thousands, except per share data)	2026	2025	2026
Revenue	$33,007	$10,969	$638
Cost of revenue	17,344	7,250	1,650
Gross profit (loss)	15,663	3,719	(1,012)
Operating expenses:
Research and development	4,143	2,849	1,164
Selling, general and administrative	5,473	4,717	1,819
Restructuring charges	-	219	-
Total operating expenses	9,616	7,785	2,983
Income (loss) from operations	6,047	(4,066)	(3,995)
Interest income, net	899	179	301
Other income (expense), net	(19)	1,051	21
Income (loss) before income tax benefit	6,927	(2,836)	(3,673)
Income tax benefit	(254)	(752)	(930)
Net income (loss)	$7,181	$(2,084)	$(2,743)

Net income (loss) per share:
Basic	$0.22	$(0.07)	$(0.08)
Diluted	$0.21	$(0.07)	$(0.08)
Shares used in per share calculations:
Basic	32,619	29,923	32,485
Diluted	33,520	29,923	32,485

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

4

AEHR TEST SYSTEMS

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		One Month Ended
	September 25,	August 29,	June 26,
(In thousands)	2026	2025	2026
Net income (loss)	$7,181	$(2,084)	$(2,743)
Other comprehensive income (loss), net of tax:
Net change in cumulative translation adjustment	(4)	31	(27)
Comprehensive income (loss)	$7,177	$(2,053)	$(2,770)

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

AEHR TEST SYSTEMS

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
(In thousands)	Shares	Amount	Capital	Loss	Deficit	Equity

Balances, May 29, 2026	32,480	$325	$249,477	$(105)	$(30,186)	$219,511
Issuance of common stock under employee plans	11	-	13	-	-	13
Shares repurchased for tax withholdings on vesting of restricted stock units	-	-	(71)	-	-	(71)
Stock-based compensation	-	-	469	-	-	469
Net loss	-	-	-	-	(2,743)	(2,743)
Foreign currency translation adjustment	-	-	-	(27)	-	(27)
Balances, June 26, 2026	32,491	325	249,888	(132)	(32,929)	217,152
Issuance of common stock under employee plans	228	2	335	-	-	337
Shares repurchased for tax withholdings on vesting of restricted stock units	(56)	-	(4,474)	-	-	(4,474)
Stock-based compensation	-	-	1,920	-	-	1,920
Net income	-	-	-	-	7,181	7,181
Foreign currency translation adjustment	-	-	-	(4)	-	(4)
Balances, September 25, 2026	32,663	$327	$247,669	$(136)	$(25,748)	$222,112

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
(In thousands)	Shares	Amount	Capital	Loss	Deficit	Equity

Balances, May 30, 2025	29,877	$299	$145,758	$(126)	$(23,060)	$122,871
Issuance of common stock under employee plans	118	1	169	-	-	170
Shares repurchased for tax withholdings on vesting of restricted stock units	(22)	-	(328)	-	-	(328)
Stock-based compensation	-	-	1,734	-	-	1,734
Net loss	-	-	-	-	(2,084)	(2,084)
Foreign currency translation adjustment	-	-	-	31	-	31
Balances, August 29, 2025	29,973	$300	$147,333	$(95)	$(25,144)	$122,394

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

AEHR TEST SYSTEMS

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended		One Month Ended
	September 25,	August 29,	June 26,
(In thousands)	2026	2025	2026
Cash flows from operating activities:
Net income (loss)	$7,181	$(2,084)	$(2,743)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	1,880	1,671	448
Depreciation and amortization	707	743	228
Deferred income taxes	(354)	(761)	(937)
Amortization of operating lease right-of-use assets	200	179	63
Changes in operating assets and liabilities:
Accounts receivable	(10,686)	1,140	1,492
Inventories	(9,037)	218	(3,035)
Prepaid expenses and other assets	(1,367)	1,576	(484)
Accounts payable	6,230	(2,401)	(219)
Accrued expenses	998	505	(76)
Deferred revenue	1,275	(863)	1,529
Operating lease liabilities	(164)	(215)	(88)
Income taxes payable	83	10	10
Net cash used in operating activities	(3,054)	(282)	(3,812)

Cash flows from investing activities:
Purchases of property and equipment	(49)	(1,391)	(4)
Net cash used in investing activities	(49)	(1,391)	(4)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee plans	337	170	13
Shares repurchased for tax withholdings on vesting of restricted stock units	(4,474)	(328)	(71)
Payments for common stock issuance costs related to the public offering	(161)	-	(176)
Net cash used in financing activities	(4,298)	(158)	(234)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	9	-

Net decrease in cash, cash equivalents and restricted cash	(7,406)	(1,822)	(4,050)

Cash, cash equivalents and restricted cash, beginning of period(1)	112,458	26,480	116,508
Cash, cash equivalents and restricted cash, end of period (1)	$105,052	$24,658	$112,458

Supplemental disclosure of non-cash flow information:
Net transfer of equipment between inventory and property and equipment	$367	$-	$-
Right of use assets obtained in exchange for operating leases liabilities	$174	$-	$-

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

Basis of Presentation

The unaudited Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting. Accordingly, the unaudited Condensed Consolidated Financial Statements do not include certain information and footnote disclosures normally included in the annual Consolidated Financial Statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements for the interim periods presented have been prepared on a basis consistent with the May 29, 2026 audited Consolidated Financial Statements and reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated financial position and results of operations as of and for such periods indicated. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended May 29, 2026.

Principles of Consolidation

The Company’s Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries and all significant intercompany accounts and transactions have been eliminated upon consolidation.

Change in Fiscal Year

On April 2, 2026, the Company’s board of directors approved a change in the Company’s fiscal year-end from the 52- or 53-week period ending on the Friday in May nearest May 31 to the 52- or 53-week period ending on the Friday in June nearest June 30. The change became effective beginning in fiscal year 2027, which began on June 27, 2026 and will end on June 25, 2027. This Quarterly Report on Form 10-Q includes unaudited financial information for the period from May 30, 2026 to June 26, 2026, which represents the one-month transition period resulting from the change in fiscal year-end. The audited financial information for this transition period will be included in the Company’s Annual Report on Form 10-K for the fiscal year ending June 25, 2027.

Financial information for the three months ended September 26, 2025 has not been included in this Form 10-Q because: (i) the three months ended August 29, 2025 provide a meaningful comparison to the three months ended September 25, 2026; (ii) there are no significant seasonal or other factors that would materially impact comparability of information if the results for the three months ended September 26, 2025 were presented in lieu of results for the three months ended August 29, 2025; and (iii) it was not practicable or cost justified to prepare such information.

Critical Accounting Policies and Use of Estimates

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended May 29, 2026. There have been no significant changes to the Company’s critical accounting policies during the three months ended September 25, 2026. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates in these Condensed Consolidated Financial Statements include valuation of inventory at the lower of cost or net realizable value, valuation of intangible assets and impairment of long-lived assets and goodwill. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments which subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company performs credit evaluations of its customers’ financial condition and generally requires no collateral. The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months Ended		One Month Ended
	September 25,	August 29,	June 26,
	2026	2025	2026

Customer A	47.5%	*	46.4%
Customer B	25.1%	*	*
Customer C	*	42.6%	*
Customer D	*	21.8%	*
Customer E	*	11.6%	39.9%

The Company had gross accounts receivable from individual customers in excess of 10% of gross accounts receivable as follows:

	September 25,	June 26,	May 29,
	2026	2026	2026

Customer A	44.3%	17.2%	18.8%
Customer B	22.7%	21.1%	19.3%
Customer F	*	38.3%	35.0%

* Amount was less than 10% of total gross accounts receivable

Recent Accounting Pronouncements Adopted

In July 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-05, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses for Accounts Receivable and Contract Assets. The new guidance allows companies to apply a practical expedient when estimating credit losses on current accounts receivable and contract assets. The Company has adopted the guidance, and the adoption did not have a material impact on its Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, an accounting standard update to improve income statement expense disclosures. The standard requires more detailed information related to the types of expenses, including (among other items) the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included within each interim and annual income statement’s expense caption, as applicable. This authoritative guidance can be applied prospectively or retrospectively and will be effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

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

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which clarifies, corrects errors, and makes minor improvements to various areas of the Accounting Standards Codification. This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its Condensed Consolidated Financial Statements and related disclosures.

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

The following table represents the Company’s assets measured at fair value on a recurring basis as of September 25, 2026, and the basis for that measurement:

	Balance as of
(In thousands)	September 25, 2026	Level 1	Level 2	Level 3
Money market funds	$101,112	$101,112	$-	$-
Total	$101,112	$101,112	$-	$-

The following table represents the Company’s assets measured at fair value on a recurring basis as of June 26, 2026, and the basis for that measurement:

	Balance as of
(In thousands)	June 26, 2026	Level 1	Level 2	Level 3
Money market funds	$110,161	$110,161	$-	$-
Total	$110,161	$110,161	$-	$-

The following table represents the Company’s assets measured at fair value on a recurring basis as of May 29, 2026, and the basis for that measurement:

	Balance as of
(In thousands)	May 29, 2026	Level 1	Level 2	Level 3
Money market funds	$112,661	$112,661	$-	$-
Total	$112,661	$112,661	$-	$-

Included in money market funds as of September 25, 2026, June 26, 2026 and May 29, 2026 was $0.2 million restricted cash representing a security deposit for the Company’s United States manufacturing and office space lease. There were no financial liabilities measured at fair value as of September 25, 2026, June 26, 2026 and May 29, 2026. There were no transfers between Level 1 and Level 2 fair value measurements during the three months ended September 25, 2026 or for the one month ended June 26, 2026. The carrying amounts of financial instruments, including cash equivalents, accounts receivable, accounts payable and certain other accrued liabilities, approximate fair value due to their short maturities.

3. BALANCE SHEET INFORMATION

Inventories

Inventories consisted of the following:

	September 25,	June 26,	May 29,
(In thousands)	2026	2026	2026
Raw materials and sub-assemblies	$37,534	$30,040	$29,247
Work in process	14,617	13,628	11,441
Finished goods	969	742	666
	$53,120	$44,410	$41,354

Property and equipment

Property and equipment, net consisted of the following:

	Useful life	September 25,	June 26,	May 29,
(In thousands)	(in years)	2026	2026	2026
Leasehold improvements	*	$6,094	$6,096	$6,096
Machinery and equipment	3 - 5	4,416	4,375	4,375
Test equipment	4 - 5	3,469	3,524	3,523
Furniture and fixtures	2 - 10	1,540	1,535	1,518
Construction-in-process		804	391	405
		16,323	15,921	15,917
Less: accumulated depreciation		(7,503)	(7,107)	(6,977)
		$8,820	$8,814	$8,940

* Lesser of estimated useful life or lease term.

Depreciation expense was $0.4 million for both the three months ended September 25, 2026 and August 29, 2025. Depreciation expense was $0.1 million for the one month ended June 26, 2026.

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

The following is a summary of changes in the Company's liability for product warranties during the three months ended September 25, 2026 and August 29, 2025 and during the one month ended June 26, 2026:

	Three Months Ended		One Month Ended
	September 25,	August 29,	June 26,
(In thousands)	2026	2025	2026
Balance at the beginning of the period	$699	$428	$676
Accruals for warranties issued during the period	586	169	12
Adjustments to previously existing warranty accruals	61	204	110
Consumption of reserves	(322)	(291)	(99)
Balance at the end of the period	$1,024	$510	$699

The accrued warranty balance is included in accrued expenses on the accompanying Condensed Consolidated Balance Sheets.

Deferred revenue

Deferred revenue, short-term consisted of the following:

	September 25,	June 26,	May 29,
(In thousands)	2026	2026	2026
Customer deposits	$7,529	$6,028	$4,554
Deferred revenue	415	670	638
	$7,944	$6,698	$5,192

4. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

There were no impairments to goodwill during the three months ended September 25, 2026 and August 29, 2025, and during the one month ended June 26, 2026.

Purchased Intangible Assets

The Company’s purchased intangible assets, net, were as follows:

	September 25, 2026			June 26, 2026			May 29, 2026
(In thousands)		Accumulated			Accumulated			Accumulated
Finite-lived intangible assets:	Gross	Amortization	Net	Gross	Amortization	Net	Gross	Amortization	Net
Developed technology	$9,130	$(1,648)	$7,482	$9,130	$(1,458)	$7,672	$9,130	$(1,395)	$7,735
Trade names	1,050	(228)	822	1,050	(201)	849	1,050	(192)	858
Customer relationships	810	(160)	650	810	(141)	669	810	(135)	675
Non-compete agreements and others	1,010	(807)	203	1,010	(747)	263	1,010	(726)	284
Total	$12,000	$(2,843)	$9,157	$12,000	$(2,547)	$9,453	$12,000	$(2,448)	$9,552

Amortization expense related to purchased intangible assets with finite lives was $0.3 million for both the three months ended September 25, 2026 and August 29, 2025. Amortization expense was $0.1 million for the one month ended June 26, 2026. There were no impairments to purchased intangible assets during the three months ended September 25, 2026 and August 29, 2025, and during the one month ended June 26, 2026.

As of September 25, 2026, the estimated future amortization expense of purchased intangible assets with finite lives is as follows:

(In thousands)
Remainder of 2027	$887
2028	960
2029	939
2030	939
2031	939
2032	940
Thereafter	3,553
Total	$9,157

5. INCOME TAXES

The following table provides details of income taxes:

	Three Months Ended		One Month Ended
	September 25,	August 29,	June 26,
(In thousands)	2026	2025	2026
Income (loss) before income tax benefit	$6,927	$(2,836)	$(3,673)
Income tax benefit	$(254)	$(752)	$(930)
Effective tax rate	(3.7)%	26.5%	25.3%

The Company’s effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to executive compensation and stock-based compensation expenses that are recognized for financial reporting purposes but are not deductible for income tax purposes, as well as discrete tax benefits associated with stock-based compensation.

For the three months ended September 25, 2026, the Company calculated its interim income tax provision using an estimated annual effective tax rate applied to year-to-date ordinary income, adjusted for discrete items. The Company recognized an income tax benefit despite pretax income, primarily due to discrete tax benefits associated with disqualified dispositions and excess tax benefits from the vesting of restricted stock units.

For the three months ended August 29, 2025, the Company calculated its U.S. interim tax provision on a year-to-date discrete basis under Accounting Standards Codification (“ASC”) 740-270-30-18 because the near break-even level of forecasted United States pretax income and significant permanent differences caused the estimated annual effective tax rate to be highly sensitive to relatively small changes in forecasted income.

For the one-month transition period ended June 26, 2026, the Company recognized an income tax benefit due to a pretax loss in the United States.

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

On October 16, 2024, the Company filed a complaint with the Suzhou Intermediate People’s Court to protect its intellectual property rights in China against Suzhou Semight Instruments Co., Ltd. (“Semight”) and its related entities and/or distributors, alleging infringement of the Company’s two patents related to wafer burn-in systems and wafer reliability test systems. The Company is seeking injunctive relief and damage compensation, claiming that Semight’s actions have infringed upon its intellectual property rights and caused substantial harm to its business. The Company believes its claims are valid and is vigorously pursuing its legal remedies. At this stage, the outcome of the litigation is uncertain, and the Company is unable to predict the likelihood of success or estimate the potential financial impact, if any, on its Condensed Consolidated Financial Statements. The Company has also incurred and expects to continue to incur legal expenses related to this matter. On November 15 and December 6, 2024, Semight filed petitions for invalidation to the two aforementioned Chinese patents with the Department of National Intellectual Properties in Beijing, respectively. The oral hearings for both of the patents have been held, and decisions have been issued for both patents upholding part of the claims. In addition, the Company received a suspension ruling from the Suzhou Intermediate People’s Court on the infringement proceedings, pending the outcome of the validity rulings. With both patents having been upheld, the suspended infringement proceedings have resumed. The hearing for the divisional patent was held on August 28, 2025, and the hearing for the parent patent was held on October 17, 2025. In December 2025, the Company received a first-instance judgment from the Suzhou Intermediate People’s Court with respect to the infringement cases, which dismissed the Company’s claims based on the court’s opinion that there was insufficient evidence to establish infringement. The Company filed appeals for both cases on January 4, 2026. On January 27, 2026, Semight filed another petition for invalidation of one of the two aforementioned Chinese patents with the Department of National Intellectual Properties in Beijing. On June 2, 2026, a hearing was held before the Supreme People’s Court of China in connection with the Company’s appeal. The hearing focused primarily on infringement comparison issues, including whether the accused products contain certain claim features at issue. The appeal proceedings remain ongoing, and the Company expects that an additional hearing may be scheduled. In June 2026, the Company received a first-instance judgment from the Beijing Intellectual Property Court in connection with one of the patent invalidation proceedings. The judgment was favorable to the Company on certain issues but did not resolve all matters in the Company’s favor. The Company appealed certain aspects of the judgment. On October 20, 2026, a hearing was held before the Supreme People’s Court of China on the second-instance administrative proceeding concerning the validity of the patent, and a ruling is pending. Meanwhile, the administrative proceedings concerning another patent are still pending at the Beijing Intellectual Property Court at the first-instance stage.

In the normal course of business to facilitate sales of its products, the Company indemnifies other parties, including customers, with respect to certain matters, including, for example, against losses arising from a breach of representations or covenants, or from intellectual property infringement or other claims. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its officers and directors, and the Company’s bylaws contain similar indemnification obligations to the Company’s agents.

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

7. REVENUE

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

Disaggregation of revenue

The following presents information about the Company’s net revenues in different geographic areas, which are based upon ship-to locations, and by product category:

	Three Months Ended		One Month Ended
	September 25,	August 29,	June 26,
(In thousands)	2026	2025	2026
Asia	$22,174	$2,476	$484
United States	8,802	4,812	143
Europe and Middle East	2,031	3,681	11
	$33,007	$10,969	$638

	Three Months Ended		One Month Ended
	September 25,	August 29,	June 26,
(In thousands)	2026	2025	2026
Systems	$17,316	$6,764	$-
Contactors	13,489	2,613	240
Services	2,202	1,592	398
	$33,007	$10,969	$638

With the exception of the amount of service contracts and extended warranties, the Company’s product net revenues are recognized at a point in time when control transfers to the customer. The following presents net revenues based on timing of recognition:

	Three Months Ended		One Month Ended
	September 25,	August 29,	June 26,
(In thousands)	2026	2025	2026
Timing of revenue recognition:
Products and services transferred at a point in time	$31,994	$10,225	$333
Services transferred over time	1,013	744	305
	$33,007	$10,969	$638

Contract balances

Accounts receivable are recognized in the period the Company delivers goods or provides services and when the Company’s right to payment is unconditional. Contract assets include unbilled receivables which represent revenues that are earned in advance of scheduled billings to customers. These amounts are primarily related to product sales where transfer of control has occurred but the Company has not yet invoiced. As of September 25, 2026, June 26, 2026, and May 29, 2026, unbilled receivables were $0.8 million, $1.7 million, and $1.9 million, respectively, and were included in prepaid expenses and other current assets on the accompanying Condensed Consolidated Balance Sheets.

Contract liabilities include payments received in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities as of September 25, 2026, June 26, 2026, and May 29, 2026 were $8.0 million, $6.8 million, and $5.2 million, respectively, and were included in deferred revenue, short-term and deferred revenue, long-term on the accompanying Condensed Consolidated Balance Sheets. During the three months ended September 25, 2026, the Company recognized $2.9 million in revenue which was included in contract liabilities as of May 29, 2026. Revenue recognized during the one month ended June 26, 2026 that was included in contract liabilities as of May 29, 2026 was not material.

Remaining performance obligations

As of September 25, 2026, the remaining performance obligations, exclusive of customer deposits, which consisted of deferred service contracts and extended warranty contracts not yet delivered, are not material. The foregoing excludes the value of other remaining performance obligations as they have original durations of one year or less and excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

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

8. STOCK-BASED COMPENSATION

Stock-based compensation expense consists of expenses for stock options, restricted stock units (“RSUs”), performance RSUs (“PRSUs”), restricted shares, performance restricted shares and employee stock purchase plan (“ESPP”) purchase rights. Stock-based compensation expense for stock options and ESPP purchase rights is measured at each grant date, based on the fair value of the award using the Black-Scholes option valuation model, and is recognized as expense over the employee’s requisite service period. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different from those of publicly traded options. For RSUs, PRSUs, restricted shares and performance restricted shares, stock-based compensation expense is based on the fair value of the Company’s common stock at the grant date and is recognized as expense over the employee’s requisite service period. All of the Company’s stock-based compensation is accounted for as equity instruments. See Note 12 in the Company’s Annual Report on Form 10-K for fiscal 2026 filed on July 27, 2026 for further information regarding the equity incentive plans and the ESPP.

The following table summarizes the stock-based compensation expense for the three months ended September 25, 2026 and August 29, 2025, and for the one month ended June 26, 2026:

	Three Months Ended		One Month Ended
	September 25,	August 29,	June 26,
(In thousands)	2026	2025	2026
Cost of sales	$171	$159	$36
Research and development	451	365	112
Selling, general and administrative	1,258	1,147	300
	$1,880	$1,671	$448

Stock-based compensation expense capitalized in inventory was $0.4 million as of each of September 25, 2026, June 26, 2026, and May 29, 2026.

The Company’s nonvested RSU, PRSU and restricted share activities for the three months ended September 25, 2026 and for the one month ended June 26, 2026 were as follows:

		Weighted
		Average Grant
		Date Fair
	Shares	Value
	(in thousands)	Per Share
Unvested, May 29, 2026	707	$16.12
Granted	1	99.47
Vested	(8)	13.95
Forfeited	(3)	16.15
Unvested, June 26, 2026	697	$16.24
Granted (1)	124	94.37
Vested	(134)	17.38
Forfeited	(2)	15.50
Unvested, September 25, 2026	685	$28.35

(1)

Includes 61,000 performance-based awards, of which approximately 14,000 performance-based awards have target achievement goals whereby the grantee can earn up to 200% of the original award (up to 29,000 shares) if the maximum target goals are met. The remaining awards are earned at 100% if the target goals are achieved.

There were no options granted during the three months ended September 25, 2026 and August 29, 2025, or during the one month ended June 26, 2026. There were no ESPP purchase rights granted during the three months ended September 25, 2026 and August 29, 2025, or during the one month ended June 26, 2026.

9. NET INCOME (LOSS) PER SHARE

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

The following table presents the computation of basic and diluted net income (loss) per share:

	Three Months Ended		One Month Ended
	September 25,	August 29,	June 26,
(In thousands, except per share data)	2026	2025	2026
Numerator:
Net income (loss)	$7,181	$(2,084)	$(2,743)
Denominator:
Basic weighted average shares outstanding	32,619	29,923	32,485
Dilutive effect of common equivalent shares outstanding	901	-	-
Diluted weighted average shares outstanding	33,520	29,923	32,485

Net income (loss) per share - Basic	$0.22	$(0.07)	$(0.08)
Net income (loss) per share - Diluted	$0.21	$(0.07)	$(0.08)

Antidilutive employee share-based awards, excluded	1	1,924	1,202

10. SEGMENT AND CONCENTRATION INFORMATION

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

Property and equipment, net by geographic area are as follows:

	September 25,	June 26,	May 29,
(In thousands)	2026	2026	2026
United States	$8,688	$8,791	$8,913
International	132	23	27
Total property and equipment, net	$8,820	$8,814	$8,940

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact may be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential”, “target” or “continue,” the negative of terms like these or other similar expressions. Any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries, which may be provided by us are also forward-looking statements. These forward-looking statements are only predictions. Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those anticipated or projected. All forward-looking statements included in this document are based on information available to us on the date of filing and we further caution investors that our business and financial performance are subject to substantial risks and uncertainties. We assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risk factors and uncertainties discussed in Item 1A, “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended May 29, 2026, filed with the Securities and Exchange Commission on July 27, 2026. All references to “we”, “us”, “our”, “Aehr Test”, “Aehr Test Systems” or the “Company” refer to Aehr Test Systems.

Overview

We are a leading provider of test solutions for testing, burning-in, and stabilizing semiconductor devices in wafer level, singulated die, and package level, and have installed thousands of systems worldwide. The rapid advancement of generative artificial intelligence (“AI”) and High Performance Computing (“HPC”) data centers, together with the accelerating electrification of transportation and global infrastructure represent two of the most significant macro-trends impacting the semiconductor industry today. These transformative forces are driving enormous growth in semiconductor demand while fundamentally increasing the performance, reliability, safety, and security requirements of the devices used across AI and HPC data centers, computing and data infrastructure, telecommunications networks, hard disk drive and solid-state storage solutions, electric vehicles, charging systems, and renewable energy generation. As these applications operate at ever-higher power levels and in increasingly mission-critical environments, the need for comprehensive test and burn-in has become more essential than ever. Semiconductor manufacturers are turning to advanced wafer-level and package-level burn-in systems to screen for early-life failures, validate long-term reliability, and ensure consistent performance under extreme electrical and thermal stress. This growing emphasis on reliability testing reflects a fundamental shift in the industry—from simply achieving functionality to guaranteeing dependable operation throughout a product’s lifetime, a requirement that continues to expand alongside the scale and complexity of next-generation semiconductor devices.

We have developed and introduced several innovative products including the FOX-P family of test and burn-in systems and FOX WaferPak Aligner, FOX WaferPak Contactor, FOX DiePak Carrier and FOX DiePak Loader. The FOX-XP and FOX-NP systems are full wafer contact and singulated die/module test and burn-in systems that can test, burn-in, and stabilize a wide range of devices such as leading-edge silicon carbide-based and gallium nitride power semiconductors, memory semiconductors, processors, microcontrollers, systems-on-a-chip, and photonics and integrated optical devices used in artificial intelligence. The FOX-CP system is a low-cost single-wafer compact test solution for logic, memory and photonic devices and the newest addition to the FOX-P product family. The FOX WaferPak Contactor contains a unique full wafer contactor capable of testing wafers up to 300mm that enables integrated circuit manufacturers to perform test, burn-in, and stabilization of full wafers on the FOX-P systems. The FOX DiePak Carrier allows testing, burning in, and stabilization of singulated bare die and modules up to 1,024 devices in parallel per DiePak Carriers on the FOX-NP and FOX-XP systems, with up to nine DiePak Carriersat a time.

The introduction of the High Power FOX-XP in connection with the Sonoma Ultra high-power package level reliability/burn-in test solutions provides us the unique ability to deliver wafer level test and burn-in and package level burn-in for AI accelerators, GPUs, and HPC processors. The combination positions us well within the rapidly growing AI market as a turn-key provider of reliability and testing that spans from engineering to high volume production. In combination with Sonoma, Tahoe and Echo package level burn-in systems, we provide a full range of burn-in solutions for semiconductor devices.

Our net revenue consists primarily of sales of FOX-P systems, WaferPak Aligners and DiePak Loaders, WaferPak contactors, DiePak carriers, Sonoma systems, Tahoe systems, Echo systems, test fixtures, upgrades and spare parts, service contract revenues, and non-recurring engineering charges. Our selling arrangements may include contractual customer acceptance provisions, which are mostly deemed perfunctory or inconsequential, and installation of the product occurs after shipment, transfer of title and risk of loss.

Our operating results and cash flows can vary significantly from period to period due to the timing, volume, and mix of customer orders, particularly because a substantial portion of our revenue is derived from a relatively small number of high-value system sales. As a result, the number, type, and selling price of systems sold in a given period can materially affect revenue, gross margin, earnings, and operating cash flow.

Demand for our products is influenced by conditions in the semiconductor industry and in the end markets served by our customers, including demand related to generative AI, silicon photonics and power semiconductors such as silicon carbide and gallium nitride. During fiscal 2026, our operating performance was negatively affected by continued softness in demand in electric vehicle power semiconductors. Changes in customer investment cycles, order timing, and the pace of adoption of new technologies may continue to affect our results in future periods.

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

Change in Fiscal Year

On April 2, 2026, our board of directors approved a change in the Company’s fiscal year-end from the 52- or 53-week period ending on the Friday in May nearest May 31 to the 52- or 53-week period ending on the Friday in June nearest June 30. The change became effective beginning in fiscal year 2027, which began on June 27, 2026 and will end on June 25, 2027. As a result of the change in fiscal year, there was a one-month transition period beginning on May 30, 2026, and ending on June 26, 2026 (the “Transition Period”). See “Results of Operations” for further information regarding the Transition Period.

Financial information for the three months ended September 26, 2025 has not been included in this Form 10-Q because: (i) the three months ended August 29, 2025 provide a meaningful comparison to the three months ended September 25, 2026; (ii) there are no significant seasonal or other factors that would materially impact comparability of information if the results for the three months ended September 26, 2025 were presented in lieu of results for the three months ended August 29, 2025; and (iii) it was not practicable or cost justified to prepare such information.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, assumptions and judgments, including those related to customer programs and incentives, inventories, and income taxes. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Those results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of the critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended May 29, 2026.

There have been no material changes to our critical accounting policies and estimates during the three months ended September 25, 2026, or the one-month transition period ended June 26, 2026, compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended May 29, 2026.

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

During fiscal 2024, we released a valuation allowance of $21.9 million after concluding that it was more likely than not that our U.S. DTAs would be realized. We incurred pretax losses in fiscal 2025 and 2026 and reported pretax income in the first quarter of fiscal 2027. Management continues to reassess at each reporting date whether sufficient positive evidence exists to support realization of our U.S. DTAs. This reassessment places increased emphasis on the evaluation of recent operating performance and our forecast of future taxable income, including the extent to which recent losses are expected to be temporary versus indicative of a sustained trend.

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

Results of Operations

Discussion of Results of Operations for the Three Months Ended September 25, 2026 Compared to the Three Months Ended August 29, 2025

Revenues

	Three Months Ended
	September 25,	August 29,	Percent
(Dollars in thousands)	2026	2025	Change
Revenues	$33,007	$10,969	201%

For the three months ended September 25, 2026 revenue increased by $22.0 million, compared to the three months ended August 29, 2025, primarily driven by significantly higher shipments of systems and contactors due to strong demand in the AI market. Revenue from package level burn-in systems increased by $10.9 million, while revenue from wafer-level burn-in contactors and package level burn-in boards and modules increased by a combined $10.9 million.

Revenue by Geography	Three Months Ended
	September 25,	August 29,	Percent
(Dollars in thousands)	2026	2025	Change
Asia	$22,174	$2,476	796%
United States	8,802	4,812	83%
Europe and Middle East	2,031	3,681	(45)%
Total revenues	$33,007	$10,969	201%
Asia as a percentage of total revenues	67.2%	22.6%
United States as a percentage of total revenues	26.7%	43.9%
Europe and Middle East as a percentage of total revenues	6.1%	33.5%

On a geographic basis, revenues represent products that were shipped to or services that were performed at our customer locations. For the three months ended September 25, 2026, compared to the three months ended August 29, 2025, revenue increased in Asia and the United States due to strong demand in the AI market, which was partially offset by decreases in FOX-P systems sold in Europe and Middle East.

Gross Margin

	Three Months Ended
	September 25,	August 29,	Percent
(Dollars in thousands)	2026	2025	Change
Gross profit	$15,663	$3,719	321%
Gross margin	47.5%	33.9%

Gross profit increased by $11.9 million for the three months ended September 25, 2026, compared to the three months ended August 29, 2025, primarily due to significantly higher revenue levels. Gross margin increased by 13.6 percentage points primarily due to higher sales volume and a more favorable product mix. The higher sales volume resulted in improved absorption of labor and manufacturing overhead, reducing fixed manufacturing costs as a percentage of revenue. In addition, the prior-year quarter included a higher proportion of lower-margin products sold as part of our complete solutions.

Research and Development

	Three Months Ended
	September 25,	August 29,	Percent
(Dollars in thousands)	2026	2025	Change
Research and development	$4,143	$2,849	45%
As a percentage of total revenues	12.6%	26.0%

Research and development expenses consist primarily of compensation and benefits for product development personnel, outside development service costs, travel expenses, facilities cost allocations, and stock-based compensation charges. Research and development expenses increased by $1.3 million for the three months ended September 25, 2026, compared to the three months ended August 29, 2025. The increase was primarily driven by $0.8 million in higher employment-related costs, and $0.3 million in higher allocated costs, both of which resulted from increased headcount.

Selling, General and Administrative

	Three Months Ended
	September 25,	August 29,	Percent
(Dollars in thousands)	2026	2025	Change
Selling, general and administrative	$5,473	$4,717	16%
As a percentage of total revenues	16.6%	43.0%

Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel, legal and accounting service costs, marketing communications costs, travel expenses, facilities cost allocations, and stock-based compensation charges. Selling, general and administrative expenses increased by $0.8 million for the three months ended September 25, 2026, compared to the three months ended August 29, 2025. The increase was primarily driven by higher employment-related costs, including increased accruals for bonuses and commissions.

Restructuring Charges

	Three Months Ended
	September 25,	August 29,	Percent
(Dollars in thousands)	2026	2025	Change
Restructuring charges	$-	$219	(100)%
As a percentage of total revenues	0.0%	2.0%

There were no restructuring charges for the three months ended September 25, 2026. Restructuring charges incurred for the three months ended August 29, 2025 primarily related to a workforce reduction implemented to better align our resources with our business needs.

Interest and Other Income, Net

	Three Months Ended
	September 25,	August 29,	Percent
(Dollars in thousands)	2026	2025	Change
Interest income, net	$899	$179	402%
Other Income (expense), net	(19)	1,051	N.M.
Interest and other income, net	$880	$1,230	(28)%

N.M.-Not meaningful

Interest and other income, net, consists primarily of interest income, foreign currency transaction exchange gains and losses and other non-operating income and expense. Interest income, net, increased by $0.7 million for the three months ended September 25, 2026, compared to the three months ended August 29, 2025, primarily driven by higher interest income earned on a significantly higher average cash balances from our investments in money market funds. Other income, net, decreased by $1.1 million for the three months ended September 25, 2026, compared to the three months ended August 29, 2025, primarily attributable to the Employee Retention Credit (“ERC”) refund of $1.3 million received, net of a $0.3 million third-party service fee incurred in connection with the filing of the ERC claims during the three months ended August 29, 2025.

Income Tax Benefit

	Three Months Ended
	September 25,	August 29,	Percent
(Dollars in thousands)	2026	2025	Change
Income tax benefit	$(254)	$(752)	(66)%

For the three months ended September 25, 2026, the Company recognized a $0.3 million income tax benefit despite pretax income primarily due to tax deductions associated with disqualified dispositions and excess tax benefits from the vesting of restricted stock units. For the three months ended August 29, 2025, the Company recognized a $0.8 million income tax benefit primarily driven by year-to-date losses in the United States.

Discussion of Results of Operations for the One Month Ended June 26, 2026

Because the transition period covers only one month, the results of operations for the period are not necessarily indicative of results for a full fiscal quarter or fiscal year.

Revenues

One Month Ended
June 26,
(Dollars in thousands)	2026
Revenues	$638

Revenue by Geography	One Month Ended
June 26,
(Dollars in thousands)	2026
United States	$143
Europe and Middle East	11
Asia	484
Total revenues	$638
United States as a percentage of total revenues	22.4%
Europe and Middle East as a percentage of total revenues	1.7%
Asia as a percentage of total revenues	75.9%

For the one-month transition period ended June 26, 2026, revenue consisted primarily of $0.4 million in services revenue and $0.2 million in revenue from package level burn-in boards and modules.

Gross Margin

One Month Ended
June 26,
(Dollars in thousands)	2026
Gross loss	$(1,012)
Gross margin	(159)%

Gross margin was negative for the one-month transition period ended June 26, 2026, primarily because shipments are historically low in the month after year-end and the low level of revenue was insufficient to absorb fixed manufacturing costs.

Research and Development

One Month Ended
June 26,
(Dollars in thousands)	2026
Research and development	$1,164
As a percentage of total revenues	182.4%

Research and development expenses were $1.2 million for the one-month transition period ended June 26, 2026. Research and development expenses consisted primarily of compensation and benefits for product development personnel, outside development service costs, travel expenses, facilities cost allocations, and stock-based compensation charges.

Selling, General and Administrative

One Month Ended
June 26,
(Dollars in thousands)	2026
Selling, general and administrative	$1,819
As a percentage of total revenues	285.1%

Selling, general and administrative expenses were $1.8 million for the one-month transition period ended June 26, 2026. Selling, general and administrative expenses consisted primarily of compensation and benefits for sales, marketing and general and administrative personnel, legal and accounting service costs, marketing communications costs, travel expenses, facilities cost allocations, and stock-based compensation charges.

Interest and Other Income, Net

One Month Ended
June 26,
(Dollars in thousands)	2026
Interest income, net	$301
Other Income, net	21
Interest and other income, net	$322

Interest and other income, net, consisted primarily of interest income, foreign currency transaction exchange gains and losses and other non-operating income and expense.

Income Tax Benefit

One Month Ended
June 26,
(Dollars in thousands)	2026
Income tax benefit	$(930)

For the one-month transition period ended June 26, 2026, the Company recognized a $0.9 million income tax benefit primarily due to a pretax loss in the United States.

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash were $105.1 million as of September 25, 2026, compared to $24.7 million as of August 29, 2025. Cash, cash equivalents, and restricted cash were $112.5 million as of June 26, 2026. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for the next twelve months.

	Three Months Ended
	September 25,	August 29,
(In thousands)	2026	2025	Change
Operating activities	$(3,054)	$(282)	$(2,772)
Investing activities	(49)	(1,391)	1,342
Financing activities	(4,298)	(158)	(4,140)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	9	(15)
Net decrease in cash, cash equivalents and restricted cash	$(7,407)	$(1,822)	$(5,585)

One Month Ended
June 26,
(In thousands)	2026
Operating activities	$(3,812)
Investing activities	(4)
Financing activities	(234)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	-
Net decrease in cash, cash equivalents and restricted cash	$(4,050)

Net Cash Flows Used in Operating Activities

Net cash used in operating activities increased by $2.8 million for the three months ended September 25, 2026, compared to the three months ended August 29, 2025. This increase in cash usage was primarily driven by an increase in accounts receivable associated with significantly higher revenue and increased cash used for prepaid expenses. The Company also increased inventory purchases in anticipation of higher customer demand; however, the cash impact was largely offset by a corresponding increase in accounts payable due to the timing of vendor payments. These uses of cash were partially offset by improved net income and an increase in cash provided by deferred revenue due to the timing of customer deposits and revenue recognition.

Net cash used in operating activities during the one month ended June 26, 2026, was driven primarily by a net loss and cash used for inventory purchases in anticipation of higher customer demand, partially offset by cash provided by deferred revenue and collection of accounts receivable.

Net Cash Flows Used in Investing Activities

Net cash used in investing activities decreased by $1.3 million for the three months ended September 25, 2026 compared to the three months ended August 29, 2025. The decrease was primarily due to higher cash expenditures on property and equipment in the prior-year period, mainly related to office renovations.

Net cash used in investing activities during the one month ended June 26, 2026 was immaterial.

Net Cash Flows Used in Financing Activities

Net cash used in financing activities increased by $4.1 million for the three months ended September 25, 2026 compared to the three months ended August 29, 2025. The increase was primarily due to higher cash payments for shares withheld for taxes upon the vesting of restricted stock units, driven by a higher stock price.

Net cash used in financing activities during the one month ended June 26, 2026 was immaterial.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. There have been no material changes in the composition, magnitude or other key characteristics of our contractual obligations or other commitments as disclosed in the Company's Annual Report on Form 10-K for the year ended May 29, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, evaluated the effectiveness of our "disclosure controls and procedures" as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 25, 2026, in connection with the filing of this Quarterly Report on Form 10-Q. Based on that evaluation as of September 25, 2026, our CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended September 25, 2026, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

Item 1A, “Risk Factors,” on pages 13 through 21 of the Company’s Annual Report on Form 10-K for the year ended May 29, 2026, provides information on the significant risks associated with our business. There have been no subsequent material changes to these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 25, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408(a).

Item 6. Exhibits

Exhibit Number	Description

3.1(1)	Restated Articles of Incorporation of Registrant

3.2(2)	Amended and Restated Bylaws of the Registrant

4.1(3)	Form of Common Stock certificate

31.1	Certification of the principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of the principal financial and accounting officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.†

101.SCH	XBRL Taxonomy Extension Schema Document.†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†

1	Incorporated by reference to the same-numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 filed June 11, 1997 (File No. 333-28987).
2	Incorporated by reference to Exhibit 3.1 previously filed with the Company’s Annual Report on Form 10-K filed July 28, 2025 (File No. 000-22893)
3	Incorporated by reference to the same-numbered exhibit previously filed with Amendment No.1 to the Company’s Registration Statement on Form S-1 filed July 17, 1997 (File No. 333-28987).

†	Filed herewith.
**	Furnished, and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEHR TEST SYSTEMS

Date: November 6, 2026	By:	/s/ GAYN ERICKSON
Gayn Erickson
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2026	By:	/s/ CHRIS P. SIU
Chris P. Siu
Executive Vice President of Finance, and Chief Financial Officer
(Principal Financial and Accounting Officer)

